Form 10KSB
period 1997-12-31
MERGE TECHNOLOGIES INC
filed 1998-05-05
CIK 944765

Form 10-KSB
         [As last amended in Release No. 34-38850, July 18, 1997, effective September 2, 1997, 62F.R. 397SS]

                  U.S. Securities and Exchange Commission
                           Washington, DC  20549

                                FORM 10-KSB

[ X ]         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31,1997

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............... to ...............
      Commission file number...........................................

                      MERGE TECHNOLOGIES INCORPORATED
               --------------------------------------------
               Name of small business issuer in its charter

           Wisconsin                                     39-1600938
-------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

1126 South 70th Street, Milwaukee, Wisconsin             53214-3151
--------------------------------------------             ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:    414-475-4300

Securities registered under Section 12(b) of the Exchange Act:

            Common                              NASDAQ Small Cap
      -------------------                       ---------------------
      Title of Each Class                       Name of each exchange
                                                on which registered

Securities registered under Section 12(g) of the Exchange Act:

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No  [   ]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

     State issuer's revenues for its most recent fiscal year.  $9,716,111

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

     -- The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on April 15, 1998 as reported on the NASDAQ Small Cap Market System, was approximately $27,480,961. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words "believes," intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital an other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                   INDEX


                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .   13

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   13

Item 4.      Submission of Matters to a Vote of
               Security Holders. . . . . . . . . . . . . . .   13


PART II

Item 5.      Market for Common Equity and Related
               Stockholder Matters . . . . . . . . . . . . .   14

Item 6.      Management's Discussion and Analysis  . . . . .   17

Item 7.      Financial Statements. . . . . . . . . . . . . .   23

Item 8.      Changes and Disagreements with Accountants. . .   45


PART III

Item 9.      Directors, Executive Officers,
               Promoters and Control Persons . . . . . . . .   36

Item 10.     Executive Compensation. . . . . . . . . . . . .   46

Item 11.     Security Ownership of Certain
             Beneficial Owners . . . . . . . . . . . . . . .   46

Item 12.     Certain Relationships and
             Related Transactions. . . . . . . . . . . . . .   46

Item 13.     Exhibit Index . . . . . . . . . . . . . . . . .   47

                                  PART I

ITEM 1.  BUSINESS.

OVERVIEW

     The Company provides software, hardware and systems integration products and services that enable health care organizations to network otherwise incompatible medical image-producing and image-using devices. Medical image-producing devices primarily include digital x-ray, computed tomography ("CT"), magnetic resonance imaging ("MRI"), computed radiography ("CR"), ultrasound and nuclear medicine machines. Medical image-using devices primarily include video display terminals, specialty workstations, medical film laser printers that facilitate the use of diagnostic medical images, and digital image archiving systems. The Company's products can support over 200 different combinations of image-producing and image-using devices and have been installed at over 1,000 health care facilities throughout the world. The Company's products provide a communications bridge between incompatible medical image-producing and image-using devices, permit radiologists to use either video images on electronic workstations or film as a diagnostic medium, and create a diagnostic-quality electronic archive of imaging results. In addition, the Company's products permit the information generated and used by medical imaging devices to be included in a health care organization's information network or an electronic patient record ("EPR").

     The incompatibility of the various imaging devices in a typical radiology department or diagnostic imaging center has historically created the need for separate workstations, film printers, and other image-using devices to support each image-producing device. The Company's products convert the output of medical image-producing devices into an industry standard network communications protocol, Digital Imaging Communications for Medicine ("DICOM" or the "DICOM standard"), in order to connect these devices to various printers and workstations, and store the images generated by such devices in a permanent DICOM-based compact disk ("CD") archive. Radiology departments and other diagnostic imaging centers and the users of their images and diagnostic reports benefit in a variety of ways including: (i) multiple image-producing devices can be connected to a single workstation, film printer or other image-using device, resulting in reduced equipment expenditures; (ii) permanent electronic archives of diagnostic-quality imaging results can be created, enabling the retrieval of these images at any time in the future; (iii) the modular architecture of the Company's products allows radiology departments and other diagnostic imaging centers to build their electronic image management infrastructures in an incremental, flexible and cost-effective manner; and (iv) with the continued development of health care information technology, diagnostic images collected and managed with the Company's technology can readily be incorporated into a patient's EPR.

INDUSTRY BACKGROUND

     In recent years, managed care has sought to control health care costs by attempting to introduce increased efficiency to the health care delivery system. Any attempt to increase efficiency in this area requires a dramatic improvement in the exchange of information between the various participants in the health care delivery system. The EPR is a patient-specific repository of medical and financial information that can be accessed by various participants in the health care delivery system, including, but not limited to, attending and consulting physicians, insurance providers, medical laboratories, pharmacies, and the diverse departments of a hospital, clinic, nursing home or other care providing organization. In recent years, there has been considerable effort within the health care industry to promote the development of the EPR to improve the exchange of medical information.

     The health care industry is working to automate the collection and storage of clinical and financial data within the various departments of health care institutions, and, ultimately, to create an EPR by connecting such departments into a networked system. In a national survey of health care information professionals conducted in February of 1997 by the Health Information Management Systems Society ("HIMSS") and the Hewlett-Packard Company ("Hewlett-Packard"), the 1997 HIMSS/Hewlett-Packard Leadership Survey, twenty percent of those professionals indicated that their information technology budgets would grow by more than fifty percent in the next two years and sixty-nine percent indicated that their budgets would grow by more than ten percent in the next two years. Fifty percent of respondents indicated that upgrading their information technology infrastructure and integrating existing systems from multiple vendors were their current top priorities.

     Recently developed health care information technology has greatly improved the electronic management of textual data but, with the exception of picture archiving and communication systems ("PACS"), such systems still lack the ability to acquire, store and manage electronically the complete set of diagnostic images produced by each radiological examination. While large-scale PACS permit electronic image acquisition, transmission, storage, retrieval and display, such systems have not been widely accepted by the diagnostic imaging community for several reasons, including: (i) PACS are usually very expensive; a complete PACS for a hospital radiology department or other diagnostic imaging center performing 150,000 procedures per year may cost over $6 million; (ii) a radiology department's or other diagnostic imaging center's existing inventory of image-producing and image-using devices cannot typically be cost-effectively integrated into a PACS thereby negating the department's previous capital expenditures; (iii) there is a risk that the unedited data output of a PACS may overload an institution's communications network; and (iv) since PACS display medical images on video display terminals rather than film, the acceptance of PACS has been limited by the preference of most radiologists to use film for diagnostic purposes. Accordingly, the distribution of medical images has continued to be a manual, labor-intensive and inefficient process based on the sharing of a single patient film jacket filled with individual film sets.

     Electronic image management outside the PACS arena is made difficult primarily due to the incompatibility of the communications protocols and data formats between medical imaging devices produced by different OEMs. The OEMs that dominate the US and international markets for medical image-producing equipment are the GE Medical Systems Division of the General Electric Company ("GE"), Philips Medical Systems Nederland B.V. ("Philips"), Picker International, Inc. ("Picker"), Siemens A.G. ("Siemens") and Toshiba Corp. ("Toshiba"). The OEMs that dominate the U.S. and international markets for medical image-using equipment are Sterling Diagnostic Imaging, Inc. ("Sterling"), the Eastman Kodak Company ("Kodak"), Agfa-Gevaert N.V. (a division of Bayer Corporation) ("Agfa"), Imation Corporation ("Imation"), Fuji Photo Film Co., Ltd. ("Fuji") and Konica Medical Corporation ("Konica"). Such OEMs have historically designed their medical imaging devices to include proprietary communications protocols and internal data formatting technology unique to each company's products.

     In non-medical communications network environments, equipment owners, systems integrators and competing OEM vendors have been relatively free to modify proprietary equipment in order to make such equipment connect with devices manufactured by third party OEMs. However, modification of medical imaging devices generally is not possible because such devices are subject to government regulation. Further, OEMs have the ability to void the warranty on their equipment if such equipment is attached to third party components that have not been approved by the OEM.

     To date, no OEM has been able to maintain a commanding technological position in all facets of diagnostic imaging. Generally, medical institutions have focused on diagnostic quality, cost, reliability or other attributes of specific devices in making their capital expenditure decisions rather than on acquiring a full suite of equipment from a single OEM. As a result, the existing equipment base includes numerous OEM-specific communications protocols and data formats that have historically precluded devices manufactured by different OEMs, and sometimes by the same OEM, from communicating with each other or with various image-using devices. This incompatibility has typically required the purchase of redundant hardware systems, thereby increasing costs. For example, a separate medical film printer or workstation must usually be connected directly to each digital x-ray, MRI or CT device in a hospital radiology or other diagnostic imaging center department instead of being shared by several such devices.

OEM SUPPORT AGREEMENTS

     In recent years, OEMs have increasingly recognized that their OEM-specific communications protocols and data formats have interfered with the connectivity needs of their customers and the Company has successfully negotiated agreements under which such OEMs have supplied the Company with the technical specifications and software algorithms necessary for communicating with their products. Such OEMs have additionally agreed to notify the Company of any updates to their technical specifications and software. Currently, the Company has signed agreements with over 20 OEMs including GE, Philips, Picker, Siemens and Toshiba, representing more than 90% of the radiological electronic imaging device market. These agreements have permitted the Company to develop products that directly address the connectivity problem associated with image-producing and image-using devices. The Company considers its access to the proprietary communications protocols and the data formatting technologies of these OEMs, while not exclusive, to be a substantial competitive advantage for its business.

NETWORK COMMUNICATIONS PROTOCOLS FOR MEDICAL IMAGING APPLICATIONS

     In order to solve the connectivity problem and eventually to replace the proprietary communications protocols and data formats discussed above, a joint committee of the American College of Radiology ("ACR") and the National Electrical Manufacturers' Association ("NEMA") was formed in 1984 to create an open standard method of describing and communicating medical images over a network. The joint committee includes representatives of many of the major companies in the medical imaging industry including Siemens, Philips, GE, Picker, Kodak, Agfa, Imation, Polaroid Corporation and the Company. Version 3.0 of the DICOM standard was released in 1992 and has become the first medical data communications standard to be adopted worldwide. Recently ACR and NEMA agreed to create the DICOM Standards Committee to continue the ongoing work of developing the DICOM standard. The contents of the DICOM standard are determined by the consensus of the membership of the DICOM Standards Committee, which includes representatives of bio-medical professional organizations, manufacturers, trade associations, other standards development organizations, and governmental agencies worldwide. The activities of the Committee are administered by NEMA, and the Committee owns the DICOM standard. The development and use of DICOM has made possible the efficient collection and management of clinical data that is produced and used by medical imaging devices.

     William C. Mortimore, the Company's President, has been a member of
the ACR/NEMA joint committee since its establishment in 1984.   In
addition, several other Company employees, as well as employees of certain of the Company's competitors, occupy leadership positions on this committee. The Company has found that its leadership in the setting of standards for medical communications protocols has provided important technological and strategic insights that have facilitated the successful development and deployment of its products and services.

PRODUCTS AND SERVICES

     The Company's electronic imaging products and services available today include: (i) MERGEWORKS CONNECTIVITY PRODUCTS for retrofitting legacy radiology image-producing and image-using devices; (ii) OEM INTERFACE PRODUCTS, including connectivity software tool kits and interface boards for new OEM image-producing and image-using devices; and (iii) NETWORK INTEGRATION PRODUCTS AND SERVICES -- for design and installation of DICOM networks, including training, design assistance and testing services. An additional line of NETWORKED IMAGE MANAGEMENT PRODUCTS for facilitation of radiologists' selection and use of electronic images is under development.

     MERGEWORKS CONNECTIVITY PRODUCTS

     The Company sells MERGEWORKS CONNECTIVITY PRODUCTS for retrofitting legacy stand-alone medical image-producing and image-using devices thereby rendering such devices capable of communicating over a DICOM network. These products, that comprise the Company's MERGEWORKS CONNECTIVITY PRODUCTS line, address the incompatibility of proprietary communications protocols used by medical image-producing and image-using devices by converting the output from a customer's existing equipment base of image-producing devices into the DICOM standard format. Once in DICOM, such data can be made generally available on a network and can be converted into the particular proprietary language required by any image-using device on the network. Further, such products enable a radiology department or other diagnostic imaging centers to store diagnostic quality medical images in an electronic format for local or remote retrieval and display on film or a video terminal. The MERGEWORKS CONNECTIVITY PRODUCTS line permits a radiology department or other diagnostic imaging centers to upgrade its existing medical image management system through a relatively low cost and incremental conversion of its existing base of stand alone medical image-producing and image-using devices. The Company's MERGEWORKS CONNECTIVITY PRODUCTS also permit an institution to continue to benefit from its often substantial installed base of equipment and devices and realize the efficiencies of a network without incurring a large up-front capital cost as would be the case with a large scale PACS solution. The Company's MERGEWORKS CONNECTIVITY PRODUCTS for medical image acquisition, display, printing and storage over a DICOM network include:

           IMAGE ACQUISITION -- MergeMVP -- The Company developed and introduced its first component product, the MergeMVP converter, in 1989. The MergeMVP converter comprises software and hardware that transforms data generated by image-producing devices into the DICOM standard or other applicable format. Data transformed by the MergeMVP converter into DICOM can be interpreted, processed, manipulated and managed at video display stations, three dimensional image processing devices, teleradiology devices and other specialty workstations.

           IMAGE ACQUISITION -- MergeXPI -- The MergeXPI printer interface converts data that is generated by image-producing devices in a variety of proprietary languages and data formats into the DICOM standard format specifically for the purpose of printing such data. The MergeXPI printer interface, while similar to the MergeMVP converter in function, converts film data or hard copy data, which is traditionally used for diagnostic purposes, and limited patient identification data, to the DICOM format. Hard copy data generated by the MergeXPI print interface can be stored, managed and retrieved by other Company products. The MergeXPI product includes two alternative interfaces: (i) the MergeDPI digital print interface, which is used with image-producing devices that produce a digital image; and (ii) the MergeVPI video print interface, which is used with devices that produce an analog image.

           IMAGE PRINTING -- MergeAPS -- The MergeAPS print server permits DICOM formatted data to be converted into the proprietary language of a wide variety of medical laser film printers. The MergeAPS print server plays a key role in transforming stand-alone medical laser film printers to print networks thereby eliminating the need for individual printers for each image-producing device. As component parts, MergeAPS print servers can be used to network a group of existing printers to achieve systems compatibility without requiring the purchase of new printers. In addition, the MergeAPS print server contains a limited storage capacity permitting images to be retained for a short period of time for later printing.

           IMAGE STORAGE -- MergeARK -- The MergeARK digital image archive is a stand-alone device that is connected to a DICOM compatible network. The MergeARK archive can acquire images and related clinical information from any number of image sources including imaging devices, displays and workstations, laser print servers and other limited storage file servers. The MergeARK archive can store images permanently, in diagnostic quality on CDs, for later retrieval over the network, for such applications as film reprints, supporting the EPR and telemedicine, the practice of medical diagnostics and recommendation of treatment from remote locations by the use of telecommunications. Without the DICOM standardization provided by the Company's products, each incompatible device would require its own dedicated archive. The MergeARK digital image archive is fully scalable and a user can upgrade the size of its archive incrementally through the installation of additional modular CD arrays.

OEM INTERFACE PRODUCTS

     The Company sells software tool kits and interface board products that enable OEMs to manufacture new radiology image-producing and image-using devices capable of directly communicating with the DICOM standard. The Company's OEM Interface Products include:

           OEM CONNECTIVITY -- MergeCOM-3 Software -- The MergeCOM-3 software tool kit permits OEMs to design image-producing and image-using devices capable of communicating in the DICOM format thereby rendering such equipment network ready and avoiding the need for the MergeMVP converter, the MergeXPI printer interface or the MergeAPS print server.

     The Company licenses the MergeCOM-3 software tool kit to over 70 OEMs of image-producing devices. The MergeCOM-3 software tool kit is available for over 30 different computer platforms, representing nearly all of the technologies currently employed in medical image production and use.

           OEM CONNECTIVITY -- Interface Boards -- The Company's board level interface products are sold to OEMs that want to build into their products at the design stage the ability to connect to other OEMs' proprietary systems, with or without DICOM conversion. The Company's interface boards are also an integral part of several of the Company's products such as the MergeMVP converter, the MergeXPI printer interface and the MergeAPS print server. Direct sales of interface boards to OEMs for inclusion in their own equipment permits the Company to achieve economies of scale in interface board production.

     NETWORK INTEGRATION PRODUCTS AND SERVICES

     The Company has offered systems integration services for the design and installation of DICOM networks since 1996. Such services include training, design assistance and testing, directly to radiology departments and other diagnostic imaging centers, as well as to VARs. The Company's purpose in offering these services is to solve the customer's connectivity problems. The Company finds that the solution to many customers' connectivity problems is found within the array of products offered by the Company. The Company anticipates that offering such services will enable the Company to enhance product sales in the future.


PRODUCTS UNDER DEVELOPMENT

     NETWORKED IMAGE MANAGEMENT PRODUCTS

     The Company is developing DICOM Networked Image Management Products that enable radiologists to select specific diagnostic images. Once selected, such images may be incorporated into a patient report or the EPR.

           IMAGE MANAGEMENT -- CaseWorks -- The CaseWorks radiology work-flow management tool builds on the Company's MergeWorks product line to manage the large volume of image data generated in radiology departments and other diagnostic imaging centers and to facilitate the integration of such data into the EPR. Because of their clinical expertise and diagnostic experience, radiologists are best positioned to determine specific images that are pertinent for inclusion in the patient file from among the large number of images generated for a patient. Historically, radiologists have favored the use of film rather than computer workstations for diagnosis. The CaseWorks management tool directly addresses this preference by allowing radiologists to continue to use film as a primary diagnostic medium while facilitating the electronic selection of images for inclusion in the EPR. During the process of collecting and preparing images for printing on film for diagnosis, each image is assigned a unique, machine-readable identifier which is printed next to each image. A radiologist can prepare a case by selecting the images to be included in the EPR using the MergeReader hand-held unit. Thereafter, the selected images can be retrieved, along with the text report, from the MergeARK archive for consideration by various participants in the health care system. An anticipated future option for the CaseWorks management tool is the support of dictation within the MergeReader hand-held unit. The Company expects the CaseWorks management tool to be available for sale in the second or third quarter of 1998. In 1996, in anticipation of the introduction of the CaseWorks management tool, the Company entered into an agreement with a technology supplier under which the Company was granted a worldwide exclusive license to duplicate and distribute decoding software embedded in hand-held readers. The Company was also granted a worldwide non-exclusive license to duplicate and distribute encoding software used by the Company in recording identifying marks on x-ray film. Exclusivity under this agreement will lapse on November 1, 2000. In the event that the Company ceases to distribute both licensed products for a period of twenty-four months, any license in effect will automatically terminate.

           IMAGE MANAGEMENT -- ReportManager -- The ReportManager integration tool builds upon the image collection and management capability of the CaseWorks management tool and facilitates the automated assembly and distribution of radiology reports containing text and pertinent diagnostic image data. Such reports can be published in a variety of media including facsimile, telemedicine and hypertext markup language (HTML), a format for intranet and internet applications. The Company expects the ReportManager integration tool to be available for sale by the end of 1998.

     OTHER PRODUCTS

     The Company continues to develop new products and improve existing products. For example, the Company is currently developing products that provide a direct connection between DICOM imaging networks and hospital information systems, facilitating a more complete EPR. These interface products will also permit transmittal of patient demographic information to the MergeMVP converter and the MergeXPI print interface where images are initially acquired, thus reducing data entry errors and labor costs.


STRATEGY

     The Company's goal is to become a leading provider of connectivity and data management solutions that facilitate the networking of incompatible, proprietary devices in medical imaging systems. The Company intends to achieve this objective through the implementation of the following strategy:

     SELL MERGEWORKS CONNECTIVITY PRODUCTS FOR RETROFITTING
     LEGACY RADIOLOGY IMAGE-PRODUCING AND IMAGE-USING DEVICES.

     The majority of the Company's current revenue is generated through the sale of devices that enable existing radiology image-producing and image-using equipment to connect to a DICOM network. The Company expects sales of such devices to grow as (i) radiology departments and other diagnostic imaging centers that have no DICOM capability or that are partially DICOM-compliant retrofit additional existing machines with the Company's products, and (ii) radiology departments and other diagnostic imaging centers install new DICOM networks that require the retrofitting of all or some of their existing equipment base with the Company's products. According to a study commissioned by the Company and conducted by Technology Marketing Group, a diagnostic imaging market consulting organization located in Des Plaines, Illinois, the number of radiology departments at hospitals that can use the Company's products totals approximately 5,500 in the United States and 17,000 internationally. Within these facilities, there is an estimated total installed base of approximately 250,000 image-producing and image-using devices.

     SELL OEM INTERFACE PRODUCTS FOR NEW RADIOLOGY IMAGE-PRODUCING AND IMAGE-USING DEVICES.

     The Company currently sells software tool kits that enable manufacturers of new radiology image-producing and image-using devices to connect their machines directly to a DICOM network. The Company expects sales of such software tool kits and interface boards to grow as manufacturers of radiology image-producing and image-using devices upgrade and expand their current product lines. According to the Technology Marketing Group study, the estimated annual sales of new radiology image-producing and image-using machines totals approximately 11,000 units in the United States and 33,000 units internationally.

     SELL NETWORK INTEGRATION PRODUCTS AND SERVICES.

     The Company offers its customers Network Integration Products and Services that range from the installation of DICOM connectivity devices for image-producing and image-using equipment to the design and installation of entire DICOM networks and the conversion of all existing radiology machines to the DICOM communications protocol.

     SELL NETWORKED IMAGE MANAGEMENT PRODUCTS TO USERS OF DICOM NETWORKS.

     The Company is developing Networked Image Management Products that enable radiologists to select and mark for retrieval specific selections of medical imaging data. These products are anticipated to reduce the amount of data required to be shared over a network and facilitate the development of the EPR. The Company expects to market these products to radiology departments and other diagnostic imaging centers that are already connected to a DICOM network.

     EXPAND THE COMPANY'S PRODUCT AND SERVICE OFFERINGS TO OTHER
     IMAGE-INTENSIVE DEPARTMENTS IN MEDICAL INSTITUTIONS.

     Many devices in medical institutions produce or use images that need to be viewed, transmitted and stored. Departments that use devices of this type include endoscopy, pathology, radiotherapy, urology, mammography and dialysis. The Company believes that machines used by radiology and such other departments will ultimately be connected to the hospital's information network and that images produced by these machines will eventually be stored in an EPR.

     The Company intends to develop connectivity products for such devices by applying its expertise in standardized communications protocols to bridge the gap between DICOM and HL-7, the developing standard for hospital information technology networks, and by leveraging its strong relationships with the manufacturers of medical image-producing and image-using devices.

 Certain employees of the Company have been: (i) members of the ACR/NEMA DICOM standard setting joint committee since its formation in 1984; (ii) active members of the HL-7 standard setting committee for hospital administrative information networks since 1994; and (iii) core members of the Andover Working Group since 1997. Employees of certain competitors maintain membership in the HL-7 committee, but no employees of the Company's competitors are core members of the Andover Working Group. The Andover Working Group, sponsored by Hewlett-Packard, was formed in 1995 to develop specific implementations of medical data communication standards. The primary work of the Andover Working Group has been conducted by approximately twenty-five core members. The core members that represent diagnostic imaging are Philips and the Company. The initial accomplishment of the Andover Working Group has been agreement on an implementation of a subset of HL-7, the developing standard for hospital information technology networks.


SALES, MARKETING AND DISTRIBUTION

     The Company markets its products and services to three types of customers: (i) OEMs that typically design and manufacture standard model devices such as MRIs, CTs, CRs, digital x-ray machines and other products that are not customized by the OEM for the individual customer; (ii) VARs that design and implement customized solutions, typically utilizing products manufactured by third parties, for their customers' particular needs; and (iii) dealers that act as retail distributors to end-users of products manufactured by third parties. The medical imaging device market is dominated by a limited number of high volume vendors with multiple divisions. As a result, depending on the specific product being sold and how it will be utilized, different divisions of a single customer, each with separate relationships with the Company, may fall into more than one of the types of customers listed above.

     The Company markets its MERGEWORKS CONNECTIVITY PRODUCTS, and intends to market its NETWORKED IMAGE MANAGEMENT PRODUCTS, to VARs, dealers and end-users. The MERGEWORKS CONNECTIVITY PRODUCTS enable VARs to connect the image-producing and image-using devices manufactured by different OEMs into the customized solutions that they market to their customers. Dealers market the MERGEWORKS CONNECTIVITY PRODUCTS directly to end-users typically as part of a catalog of medical imaging related products.

     The Company markets its MergeCOM-3 software tool kit directly to OEMs pursuant to over 70 licensing agreements with such OEMs. Utilizing the MergeCOM-3 software tool kit and the Company's interface boards, OEMs are able to build DICOM capability directly into their products at the design stage. To a more limited extent, the Company licenses the MergeCOM-3 software tool kit to end-users that have in-house systems integration capability.

     The Company's marketing relationships with OEMs are based in large part on its long-standing relationships with the engineering and research and development personnel of such OEMs. Such relationships have grown from the Company's past success in negotiating OEM Support Agreements (see "OEM Support Agreements") with such OEMs and the Company's participation in the ACR/NEMA DICOM joint committee. Because of the limited number of medical imaging device OEMs, the Company relies heavily on repeat sales to such OEMs. The Company's marketing efforts with respect to VARs are focused on direct sales efforts and advertising to the sales engineering personnel of such VARs that design and sell customized end-user solutions. The Company has worked to leverage its relationships with the technical personnel of such VARs to support its VAR sales efforts. The Company employs three sales professionals to market to OEMs and VARs. Sales to OEMs and VARs accounted for 95% of the Company's net sales in fiscal 1995, 70% in fiscal 1996 and 59% for fiscal 1997.

     The Company's end-user sales initiative is predominantly focused on sales through dealers. The Company has cultivated relationships with dealers that permit Company personnel to participate in presentations to potential customers. Pursuant to such relationships, once an end-user sale is made, the Company sells its products to the dealer for resale to the end-user. The Company markets to dealers and end-users through direct sales efforts, advertising and repeat business generated by its customer support efforts. At December 31, 1997, the Company employed seven sales professionals that market to dealers and end-users. Sales to end-users accounted for 5% of the Company's net sales in fiscal 1995, 30% in fiscal 1996 and 41% for fiscal 1997. The Company believes that sales to end-users as a percentage of total net sales will increase in the future.

     The Company supports its general marketing efforts by exhibiting its products directly to customers in major trade shows; through its Internet address; through direct customer support; and through its product warranty. With respect to trade shows, the Company exhibits its products at the Radiological Society of North America annual meeting, the European Congress of Radiology and the Association of American Hospital Radiology Administrators annual meeting. Because the medical imaging industry is dominated by a few large participants, such trade shows, which employees of most such participants attend, are viewed by the Company as an integral part of its marketing strategy.

     The Company's Internet address (www.merge.com) was established in 1995 and currently averages approximately 60,000 hits per month and provides access to the Company's marketing materials, technical product information and its technical support staff. The Company's technical support staff conducts a service training course for OEM and VAR personnel on a regular basis, providing the Company's customers with the expertise needed to install and support the Company's products. The Company seeks to respond quickly to customer requests for technical support and service through a telephone hotline, on-line remote service support, which is a capability built into the MERGEWORKS CONNECTIVITY PRODUCTS line, and overnight exchange of defective parts or products. The Company provides a limited one-year parts or factory repair warranty on its products. Although the Company's warranty policy permits customers to return the Company's products in the event of malfunction, product returns to date have not been significant.

     An important component of the Company's business plan includes increasing sales to customers located outside the United States. The Company operates a sales office in the Netherlands and, as of December 31, 1997 employs seven full-time staff in Europe who perform sales and technical customer support roles.

     The Company sells a majority of its products to a relatively limited number of OEMs, VARs and dealers. Aggregate sales to the Company's ten largest customers represented approximately 75% of the Company's net sales in 1995, 68% in 1996 and approximately 74% in 1997. During 1996, Picker, Philips and Siemens accounted for approximately 26%, 15% and 10%, respectively, of the Company's net sales. For 1997, Picker and Philips accounted for approximately 23% and 14% , respectively, of the Company's net sales. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers. The loss of any one or more of the Company's major customers could materially adversely affect the Company's business and operating results.


MANUFACTURING

     The Company's manufacturing activities consist primarily of assembling and testing hardware components and subassemblies acquired from vendors, and loading and testing the Company's software products. The Company operates under the Good Manufacturing Practices promulgated by the FDA and is a registered medical device manufacturer. Primarily in response to the requirements of European customers, the Company has recently commenced an initiative to comply with the ISO 9000 class of standards promulgated by the International Standards Organization, which involves an audit of the Company's manufacturing processes.

     The Company purchases industry standard parts and components for the assembly of its products, generally from multiple vendors. The Company has elected to rely on a limited number of subcontractors for certain subassembly functions in order to achieve more advantageous pricing through increased volume. However, the Company believes that additional subcontractors are available to perform these subassembly functions. The Company maintains good relationships with its vendors and, to date, has not experienced any material supply problems. Any substantial problems with suppliers, however, could have a material adverse effect on the Company's business, financial condition and results of operations.


COMPETITION

     The markets for the Company's products are highly competitive. Many of the Company's customers purchase products from both the Company and its competitors. The Company currently competes primarily with DeJarnette Research Systems, Inc. ("DeJarnette") in the retrofitting of legacy medical systems to enable DICOM standard connectivity. The MergeCOM-3 software tool kit primarily competes directly with DeJarnette and Mitra Imaging Inc. ("Mitra"), and indirectly with the Radiological Society of North America, which offers a version of DICOM, that was originally developed by Mallinckrodt Institute of Radiology, as "freeware" available to be downloaded without charge from the Internet, but which offers more limited features and no user support.

     In the application of MergeWorks products specifically for hardcopy film networks, which includes MergeAPS and MergeXPI products, the Company competes with film vendors, including Kodak, Agfa, Sterling and Imation. However, since the MergeAPS print server works with any of the laser film printers available from these vendors, these companies have also purchased the Company's products when they have needed networked filming solutions involving their competitors' products. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, although many PACS manufacturers are currently customers of the Company, the Company faces competition from PACS manufacturers. The Company could face competition from networking equipment and telecommuni-cations manufacturers if these companies were either to develop DICOM capability for their products or purchase products which provide DICOM capability from one of the Company's competitors. The Company could also face competition from a number of companies in the health care information technology sector, including, without limitation, Dynamic Healthcare Technologies, Inc., Imnet Systems, Inc. and Lanvision Systems, Inc. Many of the Company's current and potential competitors have greater resources than those of the Company in areas including finance, research and development, intellectual property and marketing. Many of these competitors also have broader product lines and longer standing relationships with medical imaging customers than those of the Company.

     The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including applications innovation; product quality and performance; price; experienced sales, marketing and service organizations; rapid development of new products and features; continued active involvement in the development of DICOM and other medical communication standards; and product and policy decisions announced by its competitors. There can be no assurance that the Company will be able to compete successfully with its existing or any new competitors.


INTELLECTUAL PROPERTY

     The Company received U.S. Patent number 5,740,248 for Caseworks on April 14, 1998. The Company has also filed foreign patent applications on CaseWorks. However, the Company generally does not rely on patent
protection with respect to its products.   Instead, the Company relies on a
combination of copyright and trade secret law, employee and third party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its systems and technology. There can be no assurance, however, that applicable copyright or trade secret law or these agreements will provide meaningful protection in the event of any unauthorized use, misappropriation or disclosure of the Company's copyrights, trade secrets, know-how or other proprietary information.

     In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. There can be no assurance that third parties will not assert patent, copyright or other intellectual property infringement claims against the Company with respect to its products or technology or other matters. There may be third party patents, copyrights and other intellectual property relevant to the Company's systems and technology which are not known to the Company. Although no third party has asserted that the Company is infringing such third party's patents, copyrights or other intellectual property, there can be no assurance that litigation asserting such claims will not be initiated, that the Company would prevail in any such litigation, or that the Company would be able to obtain any necessary licenses on reasonable terms if at all. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve. To date, the Company has not initiated any intellectual property infringement claims and, to the Company's knowledge, no such claims have been asserted against it.

     In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations. The Company cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

GOVERNMENT REGULATION

     The manufacturing and marketing of the Company's products are subject to government regulation as medical devices in the United States by the Food and Drug Administration ("FDA") and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. The Company believes that its success depends upon commercial sales of improved versions of its products, certain of which cannot be marketed in the United States and other regulated markets unless and until the Company obtains clearance or approval from the FDA and its foreign counterparts.

     The Company has registered as a medical device manufacturer with the FDA. The Company is inspected on a routine basis by the FDA to determine compliance with the FDA's Quality System Regulation and other applicable regulations.

     The FDA generally requires that a manufacturer seeking to market a new medical device or an existing medical device for a new indication obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the "FDC Act") if the product is substantially equivalent to a product existing at May 28, 1976, or a premarket approval under the FDC Act ("PMA") prior to the introduction of such product into the market. Certain medical devices are exempt from premarket notification clearance by the FDA. Material changes to existing medical devices are also subject to FDA review and clearance or approval prior to commercialization in the United States. The Company is currently relying on the Section 510(k) premarket notification method to obtain governmental clearance ("510(k) clearance") to market its medical devices in the United States.

     Although it is believed to be a shorter, less costly means of satisfying the requirements of the FDC Act than the process to obtain a PMA, the process of obtaining a 510(k) clearance generally requires supporting data, which can be extensive and extend the regulatory review process for a considerable length of time. All models of the Company's systems that are commercially available, other than the software toolkits, have received 510(k) clearance. The software toolkits are not freestanding products and are incorporated as components of other medical devices. The manufacturer of the completed medical device is responsible for obtaining any required clearance or approval from the FDA. The CaseWorks management tool and the ReportManager integration tool are currently under development. Their regulatory status and premarket submission requirements will be determined when product development is completed. There can be no assurance that 510(k) clearance, if necessary, for any future product or modifications of existing products will be granted by the FDA within a reasonable time frame, if at all. Furthermore, the FDA may require that a request for 510(k) clearance be supported by data from clinical trials demonstrating "substantial equivalence" and the safety and effectiveness of the device, which may prolong the Section 510(k) notification review period for a particular device or may result in a finding that the product does not meet the substantially equivalent test, so that a full PMA could be required.

     The Food and Drug Administration Modernization Act of 1997 (the "Amendment") was enacted on November 21, 1997, and became effective on February 19, 1998. The Amendment is designed, in part, to facilitate the FDA's premarket notification clearance process for new products. The Company believes that the new regulatory policy may enable device-makers to introduce new products more quickly. However, the extent to which the Amendment will speed the FDA's clearance process is not known at this time.

     Failure to comply with applicable regulatory requirements could result, among other things, in warning letters, seizures of products, total or partial suspension of production, refusal of the government to grant market clearance or pre-market approval, withdrawal of approvals or criminal prosecution.

     The Company is also subject to other federal, state and local laws and regulations relating to safe working conditions and manufacturing practices. The extent of government regulation that might result from any future legislation or administrative action cannot be predicted. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Sales of the Company's products outside the United States are subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the Company will be able to obtain foreign marketing approvals on a timely basis or at all, or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals. In Europe, the Company has obtained the certificates necessary to enable the CE Mark, a non-expiring, international symbol of adherence to quality assurance standards promulgated by the European Union and compliance with applicable European Union Medical Device Directives, to be affixed to the Company's products for sales in member countries. Failure to obtain or maintain any necessary certifications or foreign regulatory approvals or any other failure to comply with regulatory requirements outside the United States could have a material adverse effect on the Company's business, financial condition and results of operations.


EMPLOYEES

     As of December 31, 1997, the Company had 73 employees, including 30 employees in research and development, seven in manufacturing, eight in quality control, service and support, 14 in sales, three in sales and marketing support activities and 11 in general administration and finance. Seven of the Company's full-time employees reside in Europe performing sales and technical customer support roles. The Company also relies on several part-time employees and consultants. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced a work stoppage. Management believes that the Company's relationship with its employees is good.


ITEM 2.  PROPERTIES.

     The Company's principle facilities are located in Milwaukee, Wisconsin, in an approximately 12,000 square-foot office leased through September 2004 at a rate of approximately $160,000 per year. In January, 1998, the Company amended its lease for the Milwaukee facilities to add approximately 2,000 square feet of office space beginning on February 26, 1998 at a rate of approximately $39,000 per year. The Company also leases a sales, administrative and service support office in Nuenen, The Netherlands. The Company anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed. The Company anticipates that it will need to acquire additional office space in fiscal 1999.


ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE  OF SECURITY HOLDERS.

     None.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

DESCRIPTION OF SECURITIES

     The authorized capital stock of the Company consists of 10,000,000 shares of Common Stock, par value $0.01 per share, and 5,000,000 shares of Preferred Stock, par value $0.01 per share. As of December 31, 1997, there were 3,908,063 shares of Common Stock outstanding, beneficially held by 81 persons, and no shares of Preferred Stock outstanding.

     In January 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. Its Registration Statement on Form SB-2 (No. 333-39111) was declared effective on January 29, 1998 and trading commenced on the same date. 2,185,000 shares of the Company's common stock were registered under the Registration Statement, for an aggregate offering price of $13,110,000. H.
C. Wainwright & Co., Inc. served as the principal underwriter.  On
February 27, 1998, H. C. Wainwright exercised an overallotment option and offered an additional 285,000 shares to the public at $6.00 per share.
With the sale of the shares in connection with the exercise of the overallotment option, all of the shares of Common Stock registered under the Registration Statement have been sold, for aggregate gross proceeds of $13,110,000. In connection with the initial public offering, the underwriter received an underwriting discount of 7% of the total proceeds, a non-accountable expense allowance of 3% of total proceeds, and 190,000 warrants exercisable at 120% of the initial public offering price for a period of four years.

     As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. The net proceeds of the offering of 1,900,000 shares of common stock were used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, to terminate unexercised warrants held by Sirrom Capital for $196,000, and for general working capital. The net proceeds received by the Company in connection with the exercise of the underwriters' overallotment option were applied to general working capital.


           The Company's common stock is included for quotation on the NASDAQ Small Cap Market under the symbol "MRGE".


DIVIDEND POLICY

     The Company has not paid any cash dividends on its Common Stock since its formation. The Company does not currently intend to declare or pay any cash dividends on the Common Stock in the foreseeable future and anticipates that earnings, if any, will be used to finance the development and expansion of its business.

     The Company also anticipates that it may in the future seek to obtain a loan, revolving credit agreement or other financing arrangement, the terms of which may prohibit the declaration and payment of dividends without prior lender approval. Any payment of future dividends and the amounts thereof will be dependent upon the Company's earnings, financial requirements and other factors deemed relevant by the Company's Board of Directors, including the Company's contractual obligations.

RECENT SALES OF UNREGISTERED SECURITIES

     Effective May 1996, the Company converted $222,712 of $686,064 subordinated and junior subordinated notes of indefinite maturity and bearing interest at a rate equal to the prime rate plus 3% for the subordinated notes and prime rate plus 4% for the junior subordinated notes payable to Mr. Robert T. Geras, Mr. Warren B. Cozzens, Mr. Mitchell D. Goldsmith, Mr. Phillip J. Hanrahan, Mr. Thomas Jennings, Ms. Mary Jennings, Mr. Christopher Kalmus, Mr. Henry Kuehn, Mr. Jeffrey Lane, Mr. Michael Lechter, Mr. Terry Mikkelson, Mr. Michael Regenfuss, Mr. Luke E. Sims, and Mr. Frederick P. Stratton, Jr. (the "Shareholder Notes") and related accrued interest into 191,766 shares of Common Stock. In addition, the Company discharged the remaining $463,352 of the Shareholder Notes and related accrued interest to Alpha Capital Venture Partners with the issuance of 33,861 shares of Common Stock and a cash payment of $375,000. This sale was exempt from registration as a non-public offering of securities under Regulation D, promulgated under Section 4(2) of the Securities Act.

     In 1995, the Company issued 111,741 shares of Common Stock in a private placement at $1.34 per share, for aggregate consideration of $150,000. In connection with this private placement, Robert T. Geras, a Director of the Company, and Warren B. Cozzens, a former Director, purchased 22,348 and 89,393 shares of Common Stock, respectively. All Common Stock was paid for with cash. There were no underwriting discounts of commissions in this sale. This sale was exempt from registration as a non-public offering of securities under Regulation D, promulgated under
Section 4(2) of the Securities Act. No general solicitation or general advertising was made in connection with this private placement, and each of the purchasers in this private placement had the opportunity to ask questions of officers of, and to obtain information from, the Company.

     In 1995 and 1996, the Company issued an aggregate of 1,229,148 shares of its Common Stock to 29 accredited investors in a private placement at $1.48 per share. The Company received consideration in connection with this private placement of $205,000 in 1995 and $1,610,000 in 1996. In connection with such private offering, Mr. Geras, a Director of the Company, purchased 182,848 shares at the same price offered to other investors. Mr. Cozzens, a former director, also purchased 257,342 shares in this private offering. These amounts reflect the total offering price. There were no underwriting discounts or commissions in this sale. This sale was exempt from registration as a non-public offering of securities under Regulation D, promulgated under Section 4(2) of the Securities Act. No general solicitation or general advertising was made in connection with this private placement, and each of the purchasers in this private placement had the opportunity to ask questions of officers of, and to obtain information from, the Company.

     Effective July 7, 1996, the Company's shareholders approved and adopted the 1996 Stock Option Plan for employees of the Company (the "1996 Plan") which currently provides for the grant of options to purchase, in the aggregate, up to 1,015,826 shares of Common Stock. The 1996 Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. As of the date hereof, options to purchase 941,000 shares of Common Stock at exercise prices ranging from $1.48 to $6.00 per share have been granted and are outstanding under the 1996 Plan. The transaction described above was exempt from registration under Rule 701, promulgated under Section 3(b) of the Securities Act.

     On June 30, 1997, Registrant entered into a Loan Agreement, as modified by the Merge/Sirrom Revised Modification Agreement dated as of October 30, 1997 (the "Sirrom Note Agreement") with Sirrom under which it issued (I) a Secured Promissory Note dated June 30, 1997 in favor of Sirrom in the principal amount of two million dollars ($2,000,000) (the Sirrom Note"), and (ii) a Stock Purchase Warrant issued to Sirrom dated June 30, 1997, as modified by the Merge/ Sirrom Revised Modification Agreement dated as of October 30, 1997 (the "Sirrom Warrant"). In connection with and in consideration of the Sirrom Note Agreement, Sirrom was granted the right to acquire for nominal consideration, a base amount of 145,256 shares of the Common Stock.

     By agreement dated October 30, 1997, the Company and Sirrom agreed that upon the expected closing of the IPO: (i) the Sirrom Note would be paid in full; (ii) the Sirrom Warrant would be exercised as to 75% (108,942) of the original number of shares issuable under it; (iii) Sirrom will not offer, pledge, sell, contract to sell, grant any option for the sale of, or otherwise dispose of, directly or indirectly any securities of the Company for a period of 180 days following the date of the IPO without the prior written consent of the Representative; (iv) Sirrom's right to purchase 25% (36,314) of the original number of shares issuable under the Sirrom Warrant would be terminated; (v) the put option in favor of Sirrom would be canceled; (vi) a termination fee of approximately $196,000 would be paid to Sirrom; and (vii) the Company agreed to file a registration statement to register shares issued to Sirrom pursuant to the Sirrom Warrant within 120 days of the closing of the initial public offering, provided in no event would such registration statement be declared effective until at least 180 days following the initial closing of an initial public offering of the Common Shares.

     The amount of the Sirrom Termination Fee was determined through arm's length negotiations between the Company and Sirrom based on factors including the Company's interest in eliminating uncertainty with respect to its future equity-related liabilities and Sirrom's interest in receiving cash in return for relinquishing its put option. Upon the closing of the IPO, the Sirrom Warrant was exercised under the terms of the October 30, 1997 agreement.

     The issuance of the Sirrom Note and the Sirrom Warrant were exempt from registration under Section 4(2) of the Securities Act.

     Effective May 1, 1995, Signal Stream Technologies, Inc. ("SST") was merged with and into Signal Stream Incorporated, a Wisconsin corporation ("SSI"), a wholly-owned subsidiary of the Company, with SSI as the surviving corporation. The Company acquired all of the outstanding shares of SST, and the transaction was accounted for as a purchase of SST by the Company. A total of 753,742 shares of SSI's Series A Preferred Stock were converted into 1/40th of a share of the Common Stock (pre-Common Stock Dividend) and 5,142,280 shares of SST Common Stock were converted into 1/120 of a share of the Common Stock (pre-Common Stock Dividend). All shares of the Common Stock issued to SST shareholders were unregistered.

     Except as otherwise indicated, the transactions described above were exempt from registration under Section 4(2) of the Securities Act. No general solicitation or general advertising was made in connection with any of the transactions described above, and each of the purchasers in these transactions had the opportunity to ask questions of officers of, and to obtain information from, the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides software, hardware and systems integration products and services that enable health care organizations to network otherwise incompatible image-producing and image-using devices. The Company's products provide a communications bridge between incompatible devices, permit radiologists to use either video images on electronic workstations or film as a diagnostic medium and create a diagnostic-quality electronic archive of imaging results. In addition, the Company's products and services permit the information generated and used by medical imaging devices to be included in a health care organization's information network or an electronic patient record ("EPR").

     The Company's products and services available today include: (i) MergeWorks Connectivity Products --for retrofitting legacy stand-alone medical image-producing and image-using devices thereby rendering such devices capable of communicating over a DICOM network; (ii) OEM Interface Products -- connectivity software tool kits and interface board products that enable original equipment manufacturers ("OEMs") to manufacture new radiology image-producing and image-using devices capable of directly communicating with the DICOM standard; and (iii) Network Integration Products and Services -- systems integration products and services for the design and installation of DICOM networks, including training, design assistance and testing services. In addition, the Company has under development a line of Networked Image Management Products that enables radiologists to select and manage specific diagnostic images which may be incorporated into a diagnostic report or an EPR.

     The Company introduced the first of its MergeWorks Connectivity Products in 1989 and has continually developed and upgraded such products to provide connectivity to additional image-producing and image-using devices. In 1992, the Company introduced its OEM Interface Products with the release of the MergeCOM-3 software toolkit. With the acquisition of Signal Stream Technologies, Inc. ("SST") in 1995, the Company expanded into board-level interface products for OEMs of medical imaging equipment. The Company introduced its Network Integration Products and Services in 1996. The Company expects to continue to add new products and additional functionality to existing products.

     The components of the Company's net sales by product line are as follows.

Product Line                      1995         1996         1997
                                  ----         ----         ----
                                         (in thousands)
MergeWorks Connectivity
  Products                       $2,725       $4,454       $7,308
OEM Interface Products              993        1,457        2,122
Network Integration Products
  and Services                     --            474          286
                                 ------       ------       ------
                                 $3,718       $6,385       $9,716
                                 ======       ======       ======

     The Company recognizes revenue on hardware products and software tool kits at the time of shipment to the customer. Fees for software run-time licensing are recognized ratably over the related contract period.
Software maintenance charges are deferred and recognized on a straight-line basis over the contract support period, which is generally one year.

     Historically, the Company's products have primarily been distributed as software and hardware components through OEMs and value added resellers ("VARs") that integrate these products into their own product offerings. As the Company's range of product offerings has grown, so have its channels of distribution. The Company expanded its sales and marketing staff to 17 persons at December 31, 1997 from three persons in the beginning of 1995. The Company has increasingly concentrated on: (i) sales to end-users both directly and through dealers on a non-exclusive basis; (ii) sales, administrative reporting and functionality to support the growing international demand for its products, including the opening of a branch office in The Netherlands in 1996; and (iii) sales of new product and service offerings such as Network Integration Products and Services. Sales and marketing expense includes salaries and incentive compensation of sales, sales management and service personnel, as well as the cost of exhibiting at industry trade shows, print advertisements and product brochures.

     Net sales include standard discounts to the Company's OEM and VAR customers. In 1995, the Company began to offer increased sales discounts to certain distribution channels.

     Cost of goods sold consists of purchased components and the amortization of software development. For the assembly of its products, the Company generally purchases industry standard components from multiple vendors. The Company acquired Signal Stream Technologies in 1995 to gain in-house computer hardware design and manufacturing expertise and to give the Company more control over certain aspects of its cost of goods sold. The Company capitalizes software development expense once technological feasibility has been established in accordance with Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Capitalized software is amortized over the expected life of the related product, which typically is five years.

     Product research and development expense consists primarily of the compensation and related overhead expense of software and hardware engineers and engineering management personnel. In fiscal years 1997, 1996, and 1995, the Company's research and development expense was $1,616,000, $1,391,000, and $823,000, respectively. Product innovation is considered important to the Company's success and the Company expects to continue to increase research and development expense in absolute dollars. However, such expenditures are not expected to increase proportionally in relation to the increase in net sales.

     General and administrative expense includes the salaries and related costs of administrative, finance, information services and general management personnel, plus corporate overhead, such as facility rental, insurance, depreciation and legal expenses. The Company believes that general and administrative expense will decline as a percentage of net sales in the future.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO
     YEAR ENDED DECEMBER 31, 1996

     NET SALES. Net sales increased by 52% to $9,716,000 in 1997 from $6,385,000 in 1996. Net sales of MergeWorks Connectivity Products accounted for the largest increase, rising by 64% to $7,308,000 in 1997 from $4,454,000 in 1996, primarily due to increased distribution of products to end-users through dealers. Sales of OEM Interface Products grew by 46% to $2,122,000 in 1997 from $1,457,000 in 1996. Network Integration Products and Services sales decreased by 40% to $286,000 in 1997 from $474,000 in 1996 as the Company redirected its resources to meet an increased demand for MergeWorks Connectivity Products and OEM Interface Products during fiscal 1997.

     COST OF GOODS SOLD. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in 1997 increased to approximately 25% compared to 25% in 1996, reflecting higher sales discounts for certain of the Company's products in certain distribution channels which were partially offset by lower material costs.

     GROSS PROFIT. Gross profit increased by 56% to $6,740,000 in 1997 from $4,309,000 in 1996. As a percentage of net sales, gross profit increased to 69% for fiscal 1997 from 68% for fiscal 1996.

     SALES AND MARKETING. Sales and marketing expense increased by 73% to $2,621,000 in 1997 from $1,519,000 in 1996. In 1997, the Company retained additional field sales staff to market and support increasing customer demand for image-acquisition and image-printing applications resulting in growth of the sales and marketing department staff to 17 persons as of December 31, 1997 from six persons as of December 31, 1996. Such personnel are engaged in sales and marketing activities through the OEM/VAR channel and in support of end-user distribution via dealers. The Company expects to continue to make additions to its sales force in order to increase net sales.

     PRODUCT RESEARCH AND DEVELOPMENT. Research and development expense increased by 16% to $1,616,000 in 1997 from $1,391,000 in 1996. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to continue to increase its research and development expenditures in absolute dollars. However, research and development expense is expected to be a declining percentage of net sales as net sales increase.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 28% to $1,563,000 in 1997 from $1,221,000 in 1996. The increase was due primarily to additional overhead expense required to generate and support higher sales. General and administrative expense declined as a percentage of net sales to 16% in 1997 from 19% in 1996. The Company expects general and administrative expense to increase in 1998 due to additional fixed costs associated with operations as publicly held
company.   Such fixed costs include legal, audit and investor relations services, directors and officers insurance, and preparing, filing and publishing periodic and other reports. However, total general and administrative expense is expected to decline as a percentage of net sales.

     TOTAL OTHER EXPENSE, NET. Total other expense, net increased to $1,148,000 in 1997 from $97,000 in 1996. $872,000 of this expense represents a nonrecurring noncash interest expense for amortization of a discount on the outstanding note held by Sirrom Capital Corporation. See "Liquidity and Capital Resources."

     EXTRAORDINARY GAIN. In May 1996, the Company discharged $463,000 of subordinated notes, and related accrued interest, with the issuance of 33,861 shares of Common Stock and a cash payment of $375,000. An extraordinary gain of $169,000 was realized in connection with such discharge.


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     NET SALES. Net sales increased by 72% to $6,385,000 in 1996 from $3,718,000 in 1995, primarily due to increased sales of MergeWorks Connectivity Products. Net sales for this product line increased by 63%, or $1,729,000, to $4,454,000 in 1996 from $2,725,000 in 1995. The increase was due to the introduction of a new distribution channel of products to end-users via dealers specifically for hardcopy film networks. Sales of OEM Interface Products increased by 47% to $1,457,000 in 1996 from $993,000 in 1995 as the result of new customers for such products. Network Integration Products and Services, introduced in fiscal 1996, generated $474,000 in revenue.

     COST OF GOODS SOLD. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales increased to 25% in 1996 from 20% in 1995 primarily due to higher discounts in connection with sales in the end-user market compared to sales in the OEM/VAR market.

     GROSS PROFIT. Gross profit increased by 65% to $4,309,000 in 1996 from $2,606,000 in fiscal 1995. As a percentage of net sales, gross profit decreased to 68% in 1996 from 70% in fiscal 1995.

     SALES AND MARKETING. Sales and marketing expense increased by 72% to $1,519,000 in 1996 from $881,000 in 1995. This increase resulted from the Company's decision to expand its sales and marketing resources. The sales and marketing department grew to six persons at the end of 1996 from three persons at the end of 1995, primarily as a result of implementing end-user distribution channels in 1996.

     PRODUCT RESEARCH AND DEVELOPMENT. Research and development expense increased by 69% to $1,391,000 in 1996 from $823,000 in 1995. The Company believes that advanced technology is a key element in the success of its business and expects to continue to invest in research and development.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 27% to $1,215,000 in 1996 from $960,000 in 1995, but declined as a percentage of net sales to 19% in 1996 from 26% in 1995. General and administrative expense in fiscal 1996 included the addition of four administrative personnel and related overhead as the Company expanded to support higher sales. The Company anticipates that general and administrative expense will continue to decline as a percentage of net sales in future periods.

     ACQUIRED IN-PROCESS TECHNOLOGY. In May 1995, Signal Stream, Incorporated, a wholly-owned subsidiary of the Company formed to effect the acquisition of SST, acquired all the outstanding shares of SST. The Company recorded a one-time charge of $375,000 at the time of this transaction to account for in-process technology which had not reached technological feasibility.

     PROFESSIONAL FEES RELATED TO PROPOSED FINANCING. The Company incurred $364,000 in fees in 1996 in preparation for an initial public offering that was canceled.

     TOTAL OTHER EXPENSE, NET. Total other expense, net, which consists primarily of interest expense, decreased by 30% to $96,000 in 1996 from $138,000 in 1995. This decrease was attributable to lower interest expense on the Company's subordinated debt, which was repaid in May 1996, offset in part by additional borrowings from the Company's bank.

     INCOME TAXES. The Company did not pay federal income taxes or recognize an income tax benefit in 1996 or 1995. In each of 1996 and 1995, the Company incurred losses for financial reporting purposes but did not recognize an income tax benefit due to continued losses and uncertainty as to future realization of a tax benefit. In addition, in 1995, the Company did not recognize an income tax benefit, partially due to the nondeductibility of the charge for acquired in-process technology.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated net positive cash flow in 1997, 1996 and 1995 of $793,000, $172,000 and $413,000, respectively. The decrease in 1996 was due to cash outflows associated with expanding sales and marketing activities, development of new products, expanded general and administrative personnel, the canceled initial public offering and funding higher levels of accounts receivable, inventory and accounts payable. The increase in 1997 was due to an increase in net sales, offset in part by cash outflows associated with higher levels of inventory and accounts receivable.

     Investing activities include net additions to capital equipment of $499,000, $320,000 and $208,000, and additions to capitalized software of $1,005,000, $766,000 and $724,000 in fiscal 1997, 1996 and fiscal 1995, respectively. In 1997 and 1996, the Company also used $3,000 and $288,000 of cash, respectively, to invest in the purchase of a software license for technology used in the CaseWorks networked image management product.

     Cash provided by financing activities for 1997, 1996 and 1995 was $856,000, $1,341,000 and $593,000, respectively.

     In 1995, the Company issued 111,741 shares of Common Stock in a private placement at $1.34 per share, for an aggregate consideration of $150,000. All Common Stock was paid for with cash.

     In 1995 and 1996, the Company issued an aggregate of 1,229,148 shares of Common Stock in a private placement completed in fiscal 1996 at $1.48 per share; the Company received consideration in connection with this private placement of $205,000 in 1996 and $1,610,000 in fiscal 1995. Effective May 1996, the Company converted $222,712 of $686,064 subordinated notes payable to shareholders (the "Shareholder Notes") and related accrued interest into 191,766 shares of Common Stock. Also, in fiscal 1996, the Company discharged the remaining $463,352 of the Shareholder Notes and related accrued interest with the issuance of 33,861 shares of the Common Stock and a cash payment of $375,000. The Company increased its net borrowings in 1996 under its lending facilities by $503,000. In 1995, the Company drew $250,000 from its bank line of credit and borrowed an additional $150,000 from two shareholders.

     The Company had cash and cash equivalents of $428,000 and $287,000, and working capital deficits of $1,972,000 and $438,000 at the end of
1997 and 1996, respectively.   The increase in working capital deficit was
due to a $2,000,000 note, which represented a current liability due to the anticipated repayment in full with proceeds from the initial public offering . This note was issued in June 1997 to Sirrom Capital Corporation to replace the Company's working capital bank line. The Sirrom note bore interest at 13.5%, payable monthly from August 1997 through May 2002, with the principal and any remaining interest due in June, 2002. This note was repaid in full in February, 1998 using a portion of the net proceeds of the initial public offering.

     The Company believes that the net proceeds from the initial public offering in 1998, together with December 31, 1997 cash and cash equivalent balances and internally generated funds will satisfy the Company's projected requirements for sales and distribution, research and development, working capital and commitments under its employment agreements with its European employees (all of which the Company believes to be at fair market wage rates) and with Mr. Mortimore, under the terms of which the Company is obligated to pay Mr. Mortimore an annual salary of $160,000, for at least twelve months after the Offering. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company subsequently elects to use funds for acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain additional bank or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

RECENT ACCOUNTING PRONOUNCEMENTS

     On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.
This SOP supersedes SOP 97-1, Software Revenue Recognition. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this SOP on its 1998 financial statements.

     Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures of Information about Capital Structure" was issued in June of 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has evaluated the effect of FAS 131 on its 1998 financial statements and has determined that it does not have reportable segments at this time.

YEAR 2000

     In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is
found primarily in custom software and legacy systems.   However, it is
expected to affect virtually all companies and organizations.

     All Merge manufacturing equipment and critical facilities equipment use commercial software applications and have been determined to be Year 2000 compliant. Year 2000 compliance is verified prior to all new purchases.

     As part of Merge's comprehensive approach to Year 2000 Compliance, we are also verifying that our suppliers of services and products have effective Year 2000 Compliance processes. This will help ensure that our business systems will also operate reliably before, during, and into the new millennium.

     The following Merge Technologies products have already been assessed to be Year 2000 compliant: MergeCOM, MergeAPS, MergeXPI, and MergeARK. Merge will continue to test its current and future products on an ongoing basis, applying its Year 2000 Compliance criteria and including any modifications that are incorporated into the compliance process during its implementation.

     MergeMVP products are assessed on an ongoing basis to assess Year 2000 compliance. Since each MergeMVP can be unique to a protocol, Year 2000 compliance must also be addressed with the manufacturer of the equipment (i.e., scanner, workstation) attached to the MergeMVP. Should a given manufacturer be noncompliant with Year 2000 requirements, it is possible that the Company would need to decline orders for MVPs that connect to such equipment. The Company cannon quantify the potential value of its inability to fulfill orders due to OEM Year 2000 noncompliance. However, such value is expected to be insignificant.

     In the event that any compliance issues are identified through our testing, Merge will, through its support programs, provide the necessary defect corrections, upgrades, and software releases so that its products will comply with the date requirements of Year 2000 Compliance.

     The Company cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.

ITEM 7.  FINANCIAL STATEMENTS




                       INDEPENDENT AUDITORS' REPORT



Board of Directors
Merge Technologies Incorporated:

     We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiary (Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ending December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.





Chicago, Illinois
March 9, 1998



                              /s/ KPMG Peat Marwick LLP


                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                        December 31,
                                                                               ------------------------------
                                                                                    1996             1997
                                                                               --------------    ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .        $   287,098     $   428,271
  Accounts receivable, net of allowance
    for doubtful accounts of $77,000 and $74,000
    at December 31, 1996 and 1997, respectively. . . . . . . . . . . . . .          1,500,233       1,822,817
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            404,493       1,178,493
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . .             24,252          51,418
                                                                                  -----------     -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          2,216,076       3,480,999
                                                                                  -----------     -----------

Property and equipment:
  Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .            876,328       1,388,119
  Office equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .            208,772         255,539
                                                                                  -----------     -----------
                                                                                    1,085,100       1,643,658
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            401,176         646,381
                                                                                  -----------     -----------
Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . .            683,924         997,277

License agreement, net of accumulated amortization of $ -- and
  $73,557 at December 31, 1996 and 1997, respectively. . . . . . . . . . .            288,100         217,753
Purchased and developed software, net of accumulated amortization of $1,175,185 and $2,370,344 at December 31, 1996 and 1997,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,143,044       2,601,685
Other intangibles, net of accumulated amortization of $9,874 and
  $15,814 at December 31, 1996 and 1997, respectively. . . . . . . . . . .             49,513          43,573
Deferred financing fees, net of accumulated amortization of
  $ -- and $63,370 at December 31, 1996 and 1997, respectively . . . . . .              --            285,068
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,008          13,008
                                                                                  -----------     -----------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 5,393,665     $ 7,639,363
                                                                                  ===========     ===========





                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS - CONTINUED

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                        December 31,
                                                                               ------------------------------
                                                                                    1996             1997
                                                                               --------------    ------------

Current Liabilities:
  Note payable to bank . . . . . . . . . . . . . . . . . . . . . . . . . .        $   753,000     $     --
  Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --          2,000,000
  Current portion of obligations under capital leases. . . . . . . . . . .             55,959          54,612
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,530,130       1,587,113
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,294          39,182
  Put options related to redeemable common stock and stock warrants. . . .              --          1,289,887
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,509          22,500
  Accrued wages, vacation, and related payroll taxes . . . . . . . . . . .            191,221         354,637
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .            101,710         104,773
                                                                                  -----------     -----------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          2,653,823       5,452,704
                                                                                  -----------     -----------

Obligations under capital leases, excluding current portion. . . . . . . .             --              26,516
Put options related to redeemable common stock and stock warrants. . . . .            288,730           --
                                                                                  -----------     -----------
   Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,958,978       5,479,220

Shareholders' equity:
  Preferred stock, $0.01 par value: Authorized 5,000,000,
    no shares issued and outstanding . . . . . . . . . . . . . . . . . . .              --              --
  Common stock, $0.01 par value: Authorized 10,000,000,
    issued and outstanding 3,896,861 and 3,908,063 shares
    at December 31, 1996 and 1997, respectively. . . . . . . . . . . . . .             38,969          39,081

  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .          2,854,107       2,732,631
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .           (459,602)       (668,628)
  Cumulative translation adjustment. . . . . . . . . . . . . . . . . . . .              1,213          57,059
                                                                                  -----------     -----------
Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . .          2,434,687       2,160,143
                                                                                  -----------     -----------
Total liabilities and shareholders' equity . . . . . . . . . . . . . . . .        $ 5,393,665     $ 7,639,363
                                                                                  ===========     ===========



                           See accompanying notes to consolidated financial statements.

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31, 1995, 1996 and 1997

                                                                        Years Ended December 31,
                                                           -----------------------------------------------
                                                               1995             1996              1997
                                                           ------------     ------------      ------------

Net Sales. . . . . . . . . . . . . . . . . . . . . . .      $ 3,718,082      $ 6,384,659       $ 9,716,112

Cost of goods sold:
  Purchased components . . . . . . . . . . . . . . . .          752,630        1,626,882         2,362,248
  Amortization of purchases and developed software . .          359,859          449,015           613,980
                                                            -----------      -----------       -----------
Total cost of goods sold . . . . . . . . . . . . . . .        1,112,489        2,075,897         2,976,228
                                                            -----------      -----------       -----------
Gross profit . . . . . . . . . . . . . . . . . . . . .        2,605,593        4,308,762         6,739,884
                                                            -----------      -----------       -----------
Operating costs and expenses:
  Sales and marketing. . . . . . . . . . . . . . . . .          880,919        1,519,301         2,621,152
  Product research and development . . . . . . . . . .          822,690        1,391,264         1,616,486
  General and administrative . . . . . . . . . . . . .          963,628        1,220,901         1,563,369
  Acquired in-process technology . . . . . . . . . . .          375,000            --                --
  Professional fees related to proposed financing. . .            --             363,964             --
                                                            -----------      -----------       -----------

Total operating costs and expenses . . . . . . . . . .        3,042,237        4,495,430         5,801,007
                                                            -----------      -----------       -----------
Operating income (loss). . . . . . . . . . . . . . . .         (436,644)        (186,668)          938,877
                                                            -----------      -----------       -----------
Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . .         (141,231)        (134,121)       (1,088,079)
  Interest income. . . . . . . . . . . . . . . . . . .            4,006           11,016            19,197
  Other, net . . . . . . . . . . . . . . . . . . . . .             (504)          26,580           (79,021)
                                                            -----------      -----------       -----------
Total other expense. . . . . . . . . . . . . . . . . .         (137,729)         (96,525)       (1,147,903)
                                                            -----------      -----------       -----------




                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED


                                                                        Years Ended December 31,
                                                           -----------------------------------------------
                                                               1995             1996              1997
                                                           ------------     ------------      ------------

Loss before income taxes and extraordinary item. . . .         (574,373)        (283,193)         (209,026)
Income taxes . . . . . . . . . . . . . . . . . . . . .            --               --                --
                                                            -----------      -----------       -----------
Loss before extraordinary item . . . . . . . . . . . .         (574,373)        (283,193)         (209,026)
Extraordinary gain on extinguishment of debt . . . . .            --             169,514             --
                                                            -----------      -----------       -----------

Net loss . . . . . . . . . . . . . . . . . . . . . . .      $  (574,373)     $  (113,679)      $  (209,026)
                                                            ===========      ===========       ===========

Basic and diluted loss before extraordinary
  item per share . . . . . . . . . . . . . . . . . . .      $     (0.21)     $     (0.08)      $     (0.05)
                                                            ===========      ===========       ===========

Basic and diluted net loss per share . . . . . . . . .      $     (0.21)     $     (0.03)      $     (0.05)
                                                            ===========      ===========       ===========
Shares used to compute basic and
  diluted net loss per share . . . . . . . . . . . . .        2,777,834        3,464,989         3,902,993
                                                            ===========      ===========       ===========



















                           See accompanying notes to consolidated financial statements.

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Years ended December 31, 1995, 1996, and 1997


                                       Class A                   Class B                  Common
                                       Shares      Class A       Shares      Class B      Shares       Common
                                      ---------   ----------   ----------  ----------   ----------   ----------

Balance at December 31, 1994 . . . .  1,355,795   $   13,558      616,674  $    6,167
                                      ---------   ----------   ----------  ----------   ----------   ----------
Sale of common stock . . . . . . . .                                                       250,570        2,506
Issuance of stock to purchase SST. .                                                       357,875        3,579
Conversion of common stock . . . . . (1,355,795)     (13,558)    (616,674)     (6,167)   1,972,469       19,725
Accretion of put value . . . . . . .
Net loss . . . . . . . . . . . . . .
                                     ----------   ----------   ----------  ----------   ----------   ----------
Balance at December 31, 1995 . . . .      --           --           --          --       2,580,914       25,810
Sale of common stock . . . . . . . .                                                     1,090,319       10,903
Fees incurred in connection
  with the sale of common stock. . .
Interest on note receivable
  in connection with purchase
  of common stock. . . . . . . . . .
Conversion of subordinated
  notes payable to common stock. . .                                                       225,628        2,256
Offset of note payable to
  shareholder with note receivable
  in connection with purchase of
  common stock . . . . . . . . . . .
Accretion of put value . . . . . . .
Forfeiture of put feature. . . . . .
Net loss . . . . . . . . . . . . . .
Foreign currency translation
  adjustment . . . . . . . . . . . .
                                     ----------   ----------   ----------  ----------   ----------   ----------
Balance at December 31, 1996 . . . .      --           --           --          --       3,896,861       38,969
Exercise of stock options. . . . . .                                                        11,202          112
Accretion of put value . . . . . . .
Net loss . . . . . . . . . . . . . .
Foreign currency translation
  adjustment . . . . . . . . . . . .
                                     ----------   ----------   ----------  ----------   ----------   ----------
Balance at December 31, 1997 . . . .      --      $    --           --     $    --       3,908,063   $   39,081
                                     ==========   ==========   ==========  ==========   ==========   ==========


                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED
                                                          Note
                                                        Receivable
                                                        in Connec-      Retained
                                          Additional    tion with       Earnings      Cumulative     Total
                                           Paid-In      Purchase of   (Accumulated    Transition  Shareholders'
                                           Capital     Common Stock     Deficit)      Adjustment     Equity
                                         -----------   -------------  ------------   -----------  -------------
Balance at December 31, 1994 . . . . . . $   331,157                   $   228,450                  $   579,332
                                         -----------     -----------   -----------   -----------    -----------
Sale of common stock . . . . . . . . . .     352,479                                                    354,985
Issuance of stock to purchase SST. . . .     524,871                                                    528,450
Conversion of common stock . . . . . . .                                                                  --
Accretion of put value . . . . . . . . .     (13,701)                                                   (13,701)
Net loss . . . . . . . . . . . . . . . .                                  (574,373)                    (574,373)
                                         -----------     -----------   -----------   -----------    -----------
Balance at December 31, 1995 . . . . . .   1,194,806           --         (345,923)                     874,693
Sale of common stock . . . . . . . . . .   1,599,097         (150,000                                 1,460,000
Fees incurred in connection
  with the sale of common stock. . . . .    (223,721)          --                                      (223,721)
Interest on note receivable
  in connection with purchase
  of common stock. . . . . . . . . . . .       8,972          (8,792)                                     --
Conversion of subordinated
  notes payable to common stock. . . . .     330,914           --                                       333,170
Offset of note payable to
  shareholder with note receivable
  in connection with purchase of
  common stock . . . . . . . . . . . . .       --            158,972                                    158,972
Accretion of put value . . . . . . . . .    (138,298)                                                  (138,298)
Forfeiture of put feature. . . . . . . .      82,337                                                     82,337
Net loss . . . . . . . . . . . . . . . .       --                         (113,679)                    (113,679)
Foreign currency translation
  adjustment . . . . . . . . . . . . . .       --                                          1,213          1,213
                                         -----------     -----------   -----------   -----------    -----------
Balance at December 31, 1996 . . . . . .   2,854,107           --         (459,602)        1,213      2,434,687
Exercise of stock options. . . . . . . .       8,138                                                      8,250
Accretion of put value . . . . . . . . .    (129,614)                                                  (129,614)
Net loss . . . . . . . . . . . . . . . .                                  (209,026)                    (209,026)
Foreign currency translation
  adjustment . . . . . . . . . . . . . .                                                  55,846         55,846
                                         -----------     -----------   -----------   -----------    -----------
Balance at December 31, 1997 . . . . . . $ 2,732,631     $     --      $  (668,628)       57,059    $ 2,160,143
                                         ===========     ===========   ===========   ===========    ===========

                            See accompanying notes to consolidated financial statements

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Years ended December 31, 1995, 1996, and 1997
                                                                        Years Ended December 31,
                                                           -----------------------------------------------
                                                               1995             1996              1997
                                                           ------------     ------------      ------------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . .   $     (574,373)     $  (113,679)      $  (209,026)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization. . . . . . . . . .          472,831          625,719           934,649
      Amortization of discount on Sirrom Loan. . . . .            --               --              871,538
      Acquired in-process technology . . . . . . . . .          375,000            --                --
      Provision for doubtful accounts receivable . . .           40,000           44,000            (3,162)
      Expenses related to services performed . . . . .            --             160,000             --
      Extraordinary gain on extinguishment of debt . .            --            (169,514)            --
      Change in assets and liabilities net of
       effects from purchase of SST:
        Accounts receivable. . . . . . . . . . . . . .         (417,368)        (756,289)         (319,422)
        Inventory. . . . . . . . . . . . . . . . . . .         (140,869)        (155,508)         (774,000)
        Accounts payable . . . . . . . . . . . . . . .          504,090          604,638            56,984
        Accrued expenses . . . . . . . . . . . . . . .           (1,761)         140,049           169,408
        Customer deposits. . . . . . . . . . . . . . .          194,415         (189,121)           33,887
        Other. . . . . . . . . . . . . . . . . . . . .          (38,713)         (18,779)           31,743
                                                            -----------      -----------       -----------
Net cash provided by operating activities. . . . . . .          413,252          171,516           792,599
                                                            -----------      -----------       -----------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . .         (208,401)        (319,569)         (499,065)
  Development of software. . . . . . . . . . . . . . .         (724,106)        (765,640)       (1,005,218)
  Purchase of license agreement. . . . . . . . . . . .            --            (288,100)           (3,210)
  Purchase of SST, net of cash acquired. . . . . . . .          (54,981)           --                --
                                                            -----------      -----------       -----------
Net cash used in investing activities. . . . . . . . .         (987,488)      (1,373,309)       (1,507,493)
                                                            -----------      -----------       -----------




                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                        Years Ended December 31,
                                                           -----------------------------------------------
                                                               1995             1996              1997
                                                           ------------     ------------      ------------
Cash flows from financing activities:
  Proceeds from line of credit . . . . . . . . . . . .          250,000            --                --
  Proceeds from loan agreement with Sirrom . . . . . .            --               --            2,000,000
  Financing fees from loan agreement with Sirrom . . .            --               --              (63,371)
  Financing fees related to IPO. . . . . . . . . . . .            --               --             (285,068)
  Proceeds from revolving credit agreement . . . . . .            --             753,000           470,000
  Payments on line of credit . . . . . . . . . . . . .            --            (250,000)            --
  Repayment of revolving credit agreement. . . . . . .            --               --           (1,223,000)
  Repayment of subordinated notes payable to
    shareholders and related interest. . . . . . . . .            --            (375,000)            --
  Borrowings from shareholders . . . . . . . . . . . .          150,000            --                --
  Issuance of common stock, net of expenses. . . . . .          204,985        1,236,279             --
  Proceeds from exercise of stock options. . . . . . .            --               --                8,255
  Principal payments under capital leases. . . . . . .          (11,596)         (23,724)          (50,749)
                                                            -----------      -----------       -----------
Net cash provided by financing activities. . . . . . .          593,389        1,340,555           856,067
                                                            -----------      -----------       -----------
Net increase in cash and cash equivalents. . . . . . .           19,153          138,762           141,173
Cash and cash equivalents, beginning of period . . . .          129,183          148,336           287,098
                                                            -----------      -----------       -----------
Cash and cash equivalents, end of period . . . . . . .      $   148,336      $   287,098       $   428,271
                                                            ===========      ===========       ===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid for income taxes . . . . . . . . . . . . .      $     3,000      $     --          $     --
  Cash paid for interest . . . . . . . . . . . . . . .           73,000          195,000           209,000





                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                        Years Ended December 31,
                                                           -----------------------------------------------
                                                               1995             1996              1997
                                                           ------------     ------------      ------------

Non-cash Financing and Investing Activities:
  Property and equipment acquired through
    capital leases . . . . . . . . . . . . . . . . . .           60,000           17,000            59,000
  Repayment of shareholder notes through
    issuance of common stock . . . . . . . . . . . . .          150,000            --                --
  Repayment of subordinated notes payable
    and related interest through issuance of
    common stock . . . . . . . . . . . . . . . . . . .            --             333,000             --
  Accretion of put options related to redeemable
    common stock and stock warrants. . . . . . . . . .           14,000          138,000           130,000
  Forfeiture of put options related to redeemable
    common stock . . . . . . . . . . . . . . . . . . .            --             (82,000)            --
  Issuance of payable to shareholder in
    consideration for services . . . . . . . . . . . .            --             160,000             --
  Issuance of common stock for acquisition of SST. . .          528,000            --                --






















                           See accompanying notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  NATURE OF OPERATIONS

     Merge Technologies Incorporated and its wholly-owned subsidiary, Signal Stream, Incorporated (together, the Company), design, manufacture, market, and support hardware and software products used in networks for the storage, management, and distribution of medical imaging data. The Company's products connect diverse medical equipment and systems, providing increases in efficiency and productivity for hospitals and clinics. The Company sells its products in the United States and internationally. Foreign sales, accounted for approximately 50%, 37%, and 37% of the Company's net sales for the years ended December 31, 1995, 1996, and 1997, respectively. Sales in foreign currency represented 6.7% of the Company's net sales for the year ended December 31, 1997. The Company's raw materials are readily available and the Company is not dependent on a single supplier or only a few suppliers.

     In March 1996, the Company established a sales office in The Netherlands. As of and for the year ending December 31, 1996, the sales office generated approximately $660,000 in revenues and incurred a net loss of approximately $210,000. As of and for the year ending December 31, 1997, the sales office generated approximately $2,800,000 in revenues, and a net loss of approximately $114,000.

(b)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Merge Technologies Incorporated and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)  CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents included a $250,000 repurchase agreement at December 31, 1996.

(d)  INVENTORY

     Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(e)  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

     Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of the Company's major classes of property and equipment are five years for computer equipment and seven years for office equipment. Equipment held under capital leases and leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

(f)  PURCHASED AND DEVELOPED SOFTWARE

     All research and development costs incurred prior to the point at which management believes a project has reached "technological feasibility" are expensed. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

     The Company assesses the recoverability of these costs by determining whether the amortization of the capitalized costs over the remaining life of the projects can be recovered through undiscounted future operating cash flows.

     Acquired in-process technology for which technological feasibility has not been achieved is expensed at date of purchase.

(g)  LONG-LIVED ASSETS

     The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 had no impact on the Company's financial position, results of operations, or liquidity.

(h)   OTHER INTANGIBLES

     Other intangibles represent the excess of purchase price over fair value of net assets acquired and the customer list acquired through the acquisition of Signal Stream Technologies, Inc. (note 2) and is amortized on a straight-line basis over ten years, the expected period to be benefitted.

     The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

(i)  DEFERRED FINANCING FEES

     Deferred financing fees are amortized over the expected term of the related debt.

(j)  INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company files a consolidated Federal income tax return with its subsidiary.

(k)  STOCK OPTION PLAN

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion
No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(l)  FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and certain accrued expenses. The carrying amounts approximate fair value because of the short maturity of these instruments.

(m)  REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment. Revenues from software maintenance are deferred and recognized straight-line over the contract support period, which is generally one year.

(n)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires Company management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)  NET EARNINGS (LOSS) PER SHARE

     The Company applies SFAS No. 128, EARNINGS PER SHARE, and Securities and Exchange Commission Staff Accounting Bulletin No. 98 ("SAB 98") in computing earnings per share. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock
options and warrants (using the treasury stock method).   Prior periods'
net loss per share have been restated to conform to the requirements of SFAS No. 128 and SAB 98.

(p)  STOCK DIVIDEND

     On September 25, 1997, the Company declared a 6.77217-for-one stock split, effective as of the date of declaration of effectiveness of the initial public offering, which occurred on January 29, 1998. The stock split was effected as a stock dividend of 5.77217 shares per share of Common Stock. The accompanying consolidated financial statements and notes have been restated to reflect this change in capital structure.

(q)  RECLASSIFICATIONS

     Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current year.


(2)  BUSINESS COMBINATION

     Effective May 1, 1995, Signal Steam, Incorporated (SSI), a wholly-owned subsidiary of the Company formed to effect the acquisition of Signal Stream Technologies, Inc. (SST), acquired all the outstanding share of SST.

The purchase price consisted of 357,875 shares of Merge Technologies Incorporated common stock. In addition, $77,328 in acquisition expenses were incurred. The acquisition was accounted for as a purchase.

     The consolidated statements of operations include the results of operations of SST from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations for the year ended December 31, 1995 as if the acquisition had occurred at the beginning of the year, after giving effect to certain adjustments, including income taxes, acquired in-process technology, and amortization of other intangibles.

     The net loss presented for the year ended December 31, 1995 includes a $375,000 charge to operations for acquired in-process technology. Pro forma results have been prepared for informative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of the date stated or of results which may occur in the future.

                                                   Unaudited
                                                     1995
                                                  ----------
     Revenue................................      $4,000,000
     Net Loss...............................        (770,000)


(3)  LICENSE AGREEMENT

     The Company entered into an agreement in 1996 with a technology supplier under which the Company has been granted a worldwide non-exclusive license to duplicated and distribute encoding software used by the Company in recording identifying marks on x-ray film. The Company was also granted a worldwide exclusive license to duplicate and distribute decoding software embedded in hand held readers. This exclusivity will lapse on November 1, 2000. In the event that the Company ceases to distribute both licensed products for a period of twenty-four months, any license in effect will automatically terminate.

     In addition to the initial payments for the licenses of $288,100, the Company is obligated to pay a royalty based upon the number of the products distributed. The agreement is being amortized over the expected period of benefit, 47 months. No products subject to royalty were sold in 1996 or in 1997. Related amortization was approximately $74,000 for the year ended December 31, 1997.


(4)  INDEBTEDNESS

(a)  NOTE PAYABLE TO BANK

     The Company entered into a $1,250,000 Revolving Credit Agreement ("Agreement") with a bank in June 1996. The Agreement replaced a $250,000 bank line of credit. Availability of loans under the Agreement were subject to a borrowing base calculated on inventory and account receivable.

The loans bore interest at the bank's reference rate, as defined in the Agreement, plus 0.5%. The Agreement was collateralized by all assets of the Company. At December 31, 1996, the Company was in default with respect to several of the Agreement's restrictive covenants and the note
payable to bank was due on demand.   The interest rate was increased to the
default rate, which represents the bank's reference rate plus 5.5% (13.75% at December 31, 1996).

     Subsequent to December 31, 1996, the Agreement was amended to reduce the credit limit to $753,000 in conjunction with a forbearance agreement entered into with the bank. Under the forbearance agreement, the officer and certain shareholders of the Company provided personal guarantees. On March 18, 1997, the Company and the bank entered into a reinstatement agreement under which the credit limit was increased to $1,000,000 and a term loan of $250,000 was established. In June 1997, the principal and interest outstanding under this note payable to bank were paid in full.

     The Company incurred interest expense on bank debt of $40,000 in 1996 and $44,000 in 1997.

(b)  SUBORDINATED NOTES PAYABLE TO SHAREHOLDERS

     Effective May 1996, the Company converted $222,712 of $686,064 subordinated notes payable to shareholders ("Notes") and related accrued interest into 191,766 shares of common stock. In addition, the Company settled the remaining $463,352 of Notes and related accrued interest with the issuance of 33,861 shares of the Company's common stock and a cash payment of $375,000. The Company realized an extraordinary gain on the settlement.

     Interest expense incurred on subordinated notes payable to shareholders was approximately $97,800 and $39,700 for the years ending December 31, 1995, and 1996, respectively.

(c)  NOTE PAYABLE TO SHAREHOLDER

     In June 1996, the Company issued a $160,000 note to a shareholder in consideration for services the shareholder performed in assisting the Company with raising capital.

     The note was due on January 1, 1997, and was non-interest bearing. Effective December 31, 1996, the note payable to the shareholder was discharged against a note due to the Company from the shareholder in connection with the purchase of common stock.

(d)  NOTE PAYABLE

     In June 1997, the Company entered into a $2,000,000 Loan Agreement with Sirrom Capital Corporation ("Sirrom"). The Loan Agreement bore interest at a stated rate of 13.5% payable monthly from August 1997 through May 2002, with principal and any remaining interest due in June 2002. The Loan Agreement granted Sirrom a security interest in substantially all of the Company's remaining assets.

     In connection with the Loan Agreement, the Company issued stock purchase warrants expiring in July 2002, granting Sirrom the right to purchase 145,256 shares of the Company's common stock at $0.001 per share. Additional warrants would be issued as follows if the principal were outstanding on the specified dates: June 2000 -- 58,498; June 2001 -- 60,056; and June 2002 -- 61,667.

     The stock purchase warrants were subject to a put option whereby Sirrom could sell the warrants to the Company in the 30-day period prior to the expiration date of the warrants. The put option price was equal to the fair market value of the common stock issuable under the warrants.

     The Company assigned a value of $871,538 to the warrants issued, which is reflected as a debt discount and put warrant liability, based on the value of the common stock on the date of the transaction. The debt discount was fully amortized to interest expense during 1997.

     Proceeds from the Loan Agreement were used to fully pay the principal and interest outstanding on the note payable to bank (note 4 (a)), and were also available to repurchase certain outstanding shares of the Company's common stock, and provide additional working capital for sales, marketing, and product development expenditures.

     The note payable and related interest were paid in full in February 1998, with proceeds from the Company's initial public offering (note 12).

     The Company incurred interest expense of $135,000 in connection with the Sirrom Loan Agreement in 1997.

(5)  EMPLOYEE BENEFIT PLAN

     The Company maintains a contributory deferred profit-sharing plan (401(k)) covering employees who meet minimum service requirements and have elected to participate. Company contributions, which are at the discretion of the Board of Directors, totaled $15,900, $30,800 and $46,100 for the years ended December 31, 1995, 1996, and 1997, respectively.

(6)  INCOME TAXES

     Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 34% to loss before income taxes and extraordinary item) as a result of the following:

                                            Years Ended December 31,
                                      ----------------------------------
                                          1995        1996         1997
                                        --------    --------    --------
Expected tax expense (benefit) . . .  $(165,000)    $(96,000)   $(71,000)
Increase (decrease) in income
 taxes resulting from:
  Nondeductible amortization and
    acquired in-process technology .     169,000      50,000       --
  Change in the beginning of the
    year balance of the valuation
    allowance for deferred tax
    assets allocated to income
    tax expense. . . . . . . . . . .     125,000     140,000    (409,000)
  Research and experimentation
    credit . . . . . . . . . . . . .    (137,000)   (137,000)   (180,000)
  Nondeductible financing costs. . .       --          --        318,000
  Nondeductible expenses . . . . . .       5,000      42,000      14,000
  Foreign tax credits. . . . . . . .       --          --        (19,000)
  State and local income taxes,
    net of federal income tax
    benefit. . . . . . . . . . . . .      (3,000)    (10,000)     51,000
  Other. . . . . . . . . . . . . . .       6,000      11,000     296,000
                                       ---------    --------    --------
Actual tax expense . . . . . . . . .   $   --       $  --       $  --
                                       =========    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below:

                                                         December 31,
                                                  ----------------------
                                                   1996          1997
                                                ----------    ----------

Deferred tax assets:
  Accounts receivable, principally due to
    allowance for doubtful accounts. . . . . . .$   29,000   $    24,000
  Accrued wages. . . . . . . . . . . . . . . . .    39,000        94,000
  Research and experimentation credit
    carryforward . . . . . . . . . . . . . . . .   496,000       760,000
  Net operating loss carryforwards . . . . . . .   741,000       268,000
  Other. . . . . . . . . . . . . . . . . . . . .     --           87,000
                                                ----------   -----------
Total gross deferred tax assets. . . . . . . . . 1,305,000     1,233,000
  Less valuation allowance . . . . . . . . . . .  (432,000)      (23,000)
                                                ----------   -----------

  Net deferred tax asset . . . . . . . . . . . .   873,000     1,210,000
                                                ----------   -----------
Deferred tax liabilities:
  Property and equipment, principally due
    to differences in depreciation . . . . . . .   (61,000)      (88,000)
  Software development costs . . . . . . . . . .  (804,000)     (978,000)
  Intellectual property. . . . . . . . . . . . .     --         (128,000)
  Customer list. . . . . . . . . . . . . . . . .     --          (16,000)
  Other. . . . . . . . . . . . . . . . . . . . .    (8,000)        --
                                                ----------   -----------

Total gross deferred liabilities . . . . . . . .$ (873,000)  $(1,210,000)
                                                ==========   ===========
Net deferred taxes . . . . . . . . . . . . . . .$    --      $     --
                                                ==========   ===========

     The net change in the total valuation allowance for the years ended December 31, 1995, 1996, and 1997 was an increase (decrease) of $312,000, $79,000, and ($409,000) respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

     At December 31, 1997, the Company had net operating loss carryforwards and research credits carryforwards approximating $702,000 and $596,000, respectively. These losses and credits are available to offset future taxable income and tax, if any, and expire in varying amounts beginning in 2008 and 2005 respectively, and continuing through 2011 and 2012, respectively. A portion of the income tax loss carryforwards and credits are subject to certain limitations which could impair the Company's ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in the Company's ownership should occur, there could be an additional annual limitation on the amount of the carryforwards which could be utilized.

(7)  LEASES

     The Company is obligated under various capital leases for computer equipment that expire at various dates during the next five years. At December 31, 1996, the gross amount of computer equipment was $95,000 and related accumulated amortization was $27,400. At December 31, 1997, the gross amount of computer equipment was $154,700 and related accumulated amortization was $52,400.

     The Company has a noncancelable operating lease for its main office facility. The lease is for an eight-year term expiring in August 2004.
The Company can terminate the lease after the expiration of the fourth year, subject to certain termination costs. Total rent expense associated with this lease for the years ended December 31, 1995, 1996 and 1997 was approximately $76,000, $116,000 and $160,000, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997, are:

                                               Operating    Capital
                                              ----------  ----------

1998 . . . . . . . . . . . . . . . . . . . .  $  162,561    $ 60,401
1999 . . . . . . . . . . . . . . . . . . . .     162,055      13,670
2000 . . . . . . . . . . . . . . . . . . . .     159,525       7,459
2001 . . . . . . . . . . . . . . . . . . . .     159,525       7,459
2002 . . . . . . . . . . . . . . . . . . . .     159,525       1,865
Later Years, through 2004. . . . . . . . . .     265,875       --
                                              ----------     -------
Total minimum lease payments . . . . . . . .  $1,069,066     $90,854
                                              ==========
   Less amount representing interest . . . .                   9,726
                                                             -------
Present value of net minimum
  capital lease payments . . . . . . . . . .                  81,128
   Less current installments of obligations
     under capital leases. . . . . . . . . .                  54,612
                                                             -------
Obligations under capital leases,
  excluding current installments . . . . . .                 $26,516
                                                             =======


(8)  SHAREHOLDERS' EQUITY

(a)  COMMON AND PREFERRED STOCK

     In April 1995, the Company converted each share of issued and outstanding Class A common stock and Class B common stock into one share of newly created common stock, par value $0.01. Each existing option to acquire Class A or Class B common stock was also converted into an option to acquire one share of the newly created common stock.

     In 1996, the Company sold 1,090,319 shares of common stock at approximately $1.48 a share. The Company incurred approximately $224,000 of expenses in connection with the sales of the common stock.

     In 1996, 5,000,000 shares of preferred stock, $0.01 par value, were authorized. The Company has not issued any shares of preferred stock.

(b)  STOCK REDEMPTION AGREEMENT

     In May 1995, the Company entered into a Stock Redemption Agreement ("SR Agreement") with the former Class B shareholders and the former
Class B option holders. Under the terms of the SR Agreement, the Company may redeem all (but not less than all) of the former Class B shares and the shares of common stock that may be acquired by the exercise of a former Class B option at $1.53 per share (the "call option"). The Company's call option was to expire on March 1, 1997.

     These shares are also subject to a put option exercisable by the former Class B shareholders, to put their shares back to the Company (for cash) at the book value of the Company on the date exercised. The put option cannot be exercised until June 30, 1997, and expires on June 30, 1998. The Company is recording the redemption price of the common stock subject to the put feature by adjusting interest expense and the put option liability.

     In March 1997, the Company amended the SR Agreement to extend the Company's call option and the holder's put option through October 1998. The call price ranges from $1.56 to $2.37 and the put price ranges from $0.71 to $1.52.

     As of December 31, 1995 there were 616,674 shares of former Class B stock and 60,536 former Class B options outstanding which were subject to call and put rights. In April 1996, the number of shares and options subject to the call and put options was reduced to 424,757 and 13,253, respectively, as a provision of the conversion of the Notes into common shares (see note 4). During the six months ended June 30, 1997, the 13,253 options subject to the call and put expired. In February 1998, the Company exercised its call option with respect to the 424,757 shares for a price of

$1.90 a share.

(c)  STOCK OPTION PLAN

     The Company maintains a stock option plan for employees of Merge Technologies Incorporated (Plan) which provides for the granting of a maximum of 1,015,826 shares of common stock. Under this Plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of the options vest 25% immediately with the remaining vesting over a three-year period. The options granted under this plan expire six years from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1997: expected option lives of four years, expected volatility and dividend yield of 0%, and a risk-free interest rate of 5.63% and 6.13%. The weighted average grant-date fair value of options calculated using the Black-Scholes model was $0.29 and $1.29 for options granted in 1996 and 1997, respectively.

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. All options under the plans have been granted at exercise prices not less than the market value at the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                     1995        1996        1997
                                  ----------  ----------  ----------
Net loss available to
  common shareholders

    As reported. . . . . . . . .  $ (574,373) $ (113,679)  $(209,026)
    Pro forma. . . . . . . . . .    (574,373)   (177,000)   (347,026)

Basic and diluted net loss
  per share

    As reported. . . . . . . . .       (0.21)      (0.03)      (0.05)
    Pro forma. . . . . . . . . .       (0.21)      (0.04)      (0.09)


     Pro forma net loss reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered.

     A summary of stock options is as follows:

                                 Class B                    Common
                          --------------------      --------------------
                                      Weighted                  Weighted
                                      Average                   Average
                                      Exercise                  Exercise
                          Number        Price       Number        Price
                         --------    ---------     --------    ---------
Options outstanding,
  January 1, 1995. . . .   60,536         0.33
Conversion of Options. .  (60,536)       (0.33)      60,536        $0.33
                                                   --------
Options outstanding,
  December 31, 1995. . .                             60,536         0.33

Options granted  . . . .                            776,944         1.48
                                                   --------
Options outstanding,
  December 31, 1996. . .                            837,480         1.39

Options exercised. . . .                            (11,201)        0.74
Options granted  . . . .                            251,925         6.00
Options forfeited. . . .                           (120,104)         .96
                                                   --------
Options outstanding
  December 31, 1997. . .                            958,100         2.67
                                                   ========
Options exercisable
 December 31, 1997 . . .                            482,270        $2.27
                                                   ========


     The following table summarizes information about stock options outstanding at December 31, 1997:


                                     Weighted
                                      average         Weighted                          Weighted
 Range of                            remaining         average                           average
 exercise            Options        contractual       exercise          Options         exercise
 prices            outstanding         life             price         exercisable         price
----------         ----------       ----------       ----------       ----------       ----------

$1.48                 706,175           4.83             $1.48         398,295            $1.48
$6.00                 251,925           5.32              6.00          83,975             6.00
                     --------                                         --------            -----

                      958,100           4.97             $2.67         482,270            $2.27
                     ========                                         ========            =====


(d)  WARRANTS

     In June 1997, the Company entered into a $2,000,000 Loan Agreement with Sirrom Capital Corporation (Sirrom"). In connection with the Loan Agreement, the Company issued stock purchase warrants expiring in July 2000, granting Sirrom the right to purchase 145,256 shares of the Company's common stock at $0.001 per share. In February, 1997, Sirrom exercised 108,942 options and the remaining 36,314 options were terminated upon payment of a fee of $196,000 by the Company.

(e)  NOTE RECEIVABLE IN CONNECTION WITH PURCHASE OF COMMON STOCK

     In June 1996, a shareholder of the Company issued a $200,000 non-interest bearing note due on or before June 1, 1999 to purchase 135,443 shares of the Company's common stock at $1.48 per share, the fair market value of the stock on the date of the note. The present value of the note was $150,000. The Company has recognized interest income on the note at an imputed interest rate of 10%. Effective December 31, 1996, the note receivable was offset with a note payable by the Company to the shareholder (note 4(c)).

(9)  SIGNIFICANT CUSTOMER

     The Company had two customers that accounted for 32% and 12%, respectively, of consolidated net sales for the year ending December 31, 1995. The Company had two customers and one distributor that accounted for 15%, 10%, and 26%, respectively, of consolidated net sales for the year ending December 31, 1996, and one customer and one distributor that accounted for 14% and 23%, respectively, of consolidated net sales for the year ending December 31, 1997. Accounts receivable from the distributor accounted for approximately 30% and 38% of outstanding consolidated amounts at December 31, 1996 and 1997, respectively.


(10)  PROFESSIONAL FEES RELATED TO PROPOSED FINANCING

     The Company incurred $364,000 in fees in preparation for an initial public offering in 1996 that was canceled.


(11)  CONSULTING AGREEMENT

     In June 1996, the Company entered into a three- year consulting agreement with one of its shareholders for financing and other business services. Pursuant to the terms of the consulting agreement, the shareholder will be paid $3,500 per month during the term of the agreement plus out-of-pocket expenses. In the opinion of management of the Company, such fee is representative of the fee the Company would be required to pay an independent third-party to receive similar financing and other business services. The Company and the shareholder terminated this consulting agreement effective upon closing of the initial public offering.


(12)  SUBSEQUENT EVENT

     On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its overallotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. The net proceeds of the offering were used, in part, to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, and to terminate an unexercised warrant held by Sirrom Capital for $196,000.

(13)   RECENT ACCOUNTING PRONOUNCEMENTS

     On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. This SOP provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.
This SOP supersedes SOP 97-1, Software Revenue Recognition. This SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company is currently evaluating the effect of this SOP on its 1998 financial statements.

     Statement of Financial Accounting Standards No. 131 (FAS 131), "Disclosures of Information about Capital Structure" was issued in June of 1997. This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for financial statements for periods beginning after December 15, 1997. The Company has evaluated the effect of FAS 131 on its 1998 financial statements and determined that it does not have reportable segments at this time.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                 PART III

     Certain information required by Part III is omitted from this Report in that the Registrant filed its definitive proxy statement pursuant to Rule 14a-3 (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.



ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS:  COMPLIANCE  WITH SEC. 16(A)

     The information required by this item is incorporated by reference to the information set forth under the caption "Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.



ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

ITEM 13.  EXHIBIT INDEX

EXHIBIT NO.
-----------

3.1              Articles of Incorporation of Registrant (1)

3.2              Amended and Restated By-Laws of Registrant as of
February 3, 1998

4.1 Stock Purchase Warrant issued June 30, 1997 by Registrant to Sirrom Capital Corporation (1)

4.2              Form of Lock-Up Agreement (1)

4.3              Common Stock Certificate (1)

4.4              Representative's Warrant

10.1 Employment Agreement dated September 1, 1997 between Registrant and William C. Mortimore (1)

10.2             Merge/Sirrom Revised Modification Agreement dated as of
October 30, 1997 (1)

10.3 OEM Purchase Agreement between Registrant and Philips Medical Systems Nederland B.V. dated September 24, 1994 and First Amendment dated June 4, 1996 (1)

10.4             Distribution Agreement with Picker International, Inc.
(1)

10.5             1996 Stock Option Plan for Employees of Registrant dated
May 13, 1996 (1)

10.6 Office Lease for West Allis Center dated May 24, 1996 between Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1) and Supplemental Office Space Lease dated January 30, 1998

10.7             Alpha Capital Venture Partners Limited Agreement dated
March 1, 1997 (1)

10.8             1998 Stock Option Plan For Directors

21               Subsidiaries of Registrant (1)

27.1             Financial Data Schedule

--------------------

(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.