Form 10QSB
period 1998-03-31
MERGE TECHNOLOGIES INC
filed 1998-05-15
CIK 944765

Form 10-QSB

                  U.S. Securities and Exchange Commission
                           Washington, DC  20549


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ............... to ...............
                      Commission file number  0-29486

                      MERGE TECHNOLOGIES INCORPORATED
               --------------------------------------------
               Name of small business issuer in its charter

           Wisconsin                                     39-1600938
-------------------------------                       -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

1126 South 70th Street, Milwaukee, Wisconsin             53214-3151
--------------------------------------------             ----------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:    414-475-4300

Securities registered under Section 12(b) of the Exchange Act:

            Common                              NASDAQ Small Cap
      -------------------                       ---------------------
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

Yes [ X ]  No  [   ]

As of May 15, 1998, the issuer had 5,778,216 shares of Common Stock outstanding.

                                   INDEX


                                                                 Page
                                                                 ----
PART I

Item 1.     Consolidated Financial Statements. . . . . . . . .      1

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations. .      8

PART II

Item 3.     Changes in Securities. . . . . . . . . . . . . . .     11

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . .     11

            Signatures . . . . . . . . . . . . . . . . . . . .     12

            Exhibit Index. . . . . . . . . . . . . . . . . . .     13

                                                      PART I
Item 1.  Consolidated Financial Statements

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

                                                      ASSETS

                                                                                 December 31,      March 31,
                                                                                    1997             1998
                                                                                -------------    ------------
                                                                                                  (unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .        $   428,271       7,462,596
  Accounts receivable, net of allowance for
    doubtful accounts of $74,000 at
    December 31, 1997 and $40,000 at March 31, 1998. . . . . . . . . . . .          1,822,817       2,267,489
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,178,493       1,038,746
  Prepaid expenses and other current assets. . . . . . . . . . . . . . . .             23,426         207,947
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .             27,992          21,883
                                                                                  -----------     -----------
  Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .          3,480,999      10,998,661
                                                                                  -----------     -----------

Property and equipment:
  Computer equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,388,119       1,469,072
  Office equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .            255,539         273,586
                                                                                  -----------     -----------
                                                                                    1,643,658       1,742,658
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . .            646,381         711,697
                                                                                  -----------     -----------
Net property and equipment . . . . . . . . . . . . . . . . . . . . . . . .            997,277       1,030,961

License agreement, net of accumulated amortization of $73,557 at
  December 31, 1997 and $92,206 at March 31, 1998. . . . . . . . . . . . .            217,753         199,103
Purchased and developed software, net of accumulated amortization
  of $2,370,344 at December 31, 1997, and $2,508,850 at March 31, 1998 . .          2,601,685       2,815,808
Other intangibles, net of accumulated amortization of $15,814 at
  December 31, 1997 and $17,299 at March 31, 1998. . . . . . . . . . . . .             43,573          42,088
Deferred financing fees, net of accumulated amortization of
  $63,370 at December 31, 1997 . . . . . . . . . . . . . . . . . . . . . .            285,068           --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,008          13,008
                                                                                  -----------     -----------
                                                                                  $ 7,639,363      15,099,629
                                                                                  ===========     ===========

                            See accompanying notes to consolidated financial statements




                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                      CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 December 31,      March 31,
                                                                                    1997             1998
                                                                                ------------     ------------
                                                                                                  (unaudited)

Current Liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   1,587,113       1,133,746
  Current portion of obligations under capital leases. . . . . . . . . . .             54,612          43,551
  Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .             39,182          72,064
  Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,000,000           --
  Put options related to redeemable common stock and stock warrants. . . .          1,289,887           --
  Interest payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             22,500           --
  Accrued wages. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            354,637         320,401
  Other accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .            104,773          88,993
                                                                                  -----------     -----------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          5,452,704       1,658,755
                                                                                  -----------     -----------

Obligations under capital leases, excluding current portion. . . . . . . .             26,516          26,038

     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .          5,479,220       1,684,793

Shareholders' Equity:
  Preferred Stock, $0.01 par value:  Authorized 5,000,000,
    no shares issued . . . . . . . . . . . . . . . . . . . . . . . . . . .              --              --
  Common Stock, $0.01 par value; Authorized 10,000,000, issued and outstanding 3,908,063 shares at December 31, 1997 and
    $5,778,215 at March 31, 1998 . . . . . . . . . . . . . . . . . . . . .             39,081          57,782
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .          2,732,631      14,005,782
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .           (668,628)       (725,539)
  Other comprehensive income - cumulative translation adjustment . . . . .             57,059          76,811
                                                                                  -----------     -----------
  Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . .          2,160,143      13,414,836
                                                                                  -----------     -----------
                                                                                  $ 7,639,363      15,099,629
                                                                                  ===========     ===========




                            See accompanying notes to consolidated financial statements

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       1997           1998
                                                                                   -----------     -----------

Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,703,328      2,646,098

Cost of goods sold:
  Purchased components . . . . . . . . . . . . . . . . . . . . . . . . . .            473,498         797,617
  Amortization of purchased and developed software . . . . . . . . . . . .            147,729         154,873
                                                                                  -----------     -----------
Total cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . .            621,227         952,490
                                                                                  -----------     -----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,082,101       1,693,608
                                                                                  -----------     -----------
Operating costs and expenses:
  Sales and marketing. . . . . . . . . . . . . . . . . . . . . . . . . . .            419,946         750,997
  Product research and development . . . . . . . . . . . . . . . . . . . .            345,321         444,489
  General and administrative . . . . . . . . . . . . . . . . . . . . . . .            314,540         536,874
                                                                                  -----------     -----------

Total operating costs and expenses . . . . . . . . . . . . . . . . . . . .          1,079,807       1,732,360
                                                                                  -----------     -----------
Operating income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .              2,294         (38,752)
                                                                                  -----------     -----------
Other income (expense):
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (32,090)        (29,820)
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,500          58,437
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (18,159)        (46,776)
                                                                                  -----------     -----------
Total other expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            (47,749)        (18,159)
                                                                                  -----------     -----------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   (45,455)    $   (56,911)
                                                                                  ===========     ===========

Basic and diluted net loss per share . . . . . . . . . . . . . . . . . . .        $     (0.01)          (0.01)
                                                                                  ===========     ===========
Shares used to compute basic and diluted net loss per share. . . . . . . .          3,896,862       5,106,197
                                                                                  ===========     ===========

                            See accompanying notes to consolidated financial statements

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       1997           1998
                                                                                   -----------     -----------

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  (45,454)        (56,911)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . . . .            199,842         223,213
      Provision for doubtful accounts receivable . . . . . . . . . . . . .             (5,000)         (7,500)
      Change in assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .            149,964        (437,172)
        Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (137,460)        139,747
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .           (194,728)       (453,367)
        Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .            (11,319)        (54,225)
        Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . .             46,828          32,883
        Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .             (2,763)       (184,521)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (9,415)         (2,952)
                                                                                  -----------     -----------
Net cash used in operating activities. . . . . . . . . . . . . . . . . . .             (9,325)       (794,901)
                                                                                  -----------     -----------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . .           (106,637)        (94,110)
  Development of software. . . . . . . . . . . . . . . . . . . . . . . . .           (205,091)       (351,886)
                                                                                  -----------     -----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . .           (311,728)       (445,996)
                                                                                  -----------     -----------
Cash flows from financing activities:
  Proceeds from revolving credit agreement . . . . . . . . . . . . . . . .            100,000           --
  Payments on loan agreement with Sirrom . . . . . . . . . . . . . . . . .              --         (2,000,000)
  Repayment of revolving credit agreement. . . . . . . . . . . . . . . . .           (198,000)          --
  Issuance of common stock, net of expenses. . . . . . . . . . . . . . . .              --         11,288,221
  Repurchase of common stock . . . . . . . . . . . . . . . . . . . . . . .              --           (806,592)
  Termination of unexercised warrants. . . . . . . . . . . . . . . . . . .              --           (196,096)
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . .                750           1,500
  Principal payments under capital leases. . . . . . . . . . . . . . . . .            (11,338)        (16,428)
                                                                                  -----------     -----------
Net cash provided by (used in) financing activities. . . . . . . . . . . .           (108,588)       8,270,605
                                                                                  -----------     -----------






                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                    (Unaudited)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       1997           1998
                                                                                   -----------     -----------
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . .              2,164           4,617
                                                                                  -----------     -----------
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .           (408,827)      7,034,325
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . .            287,098         428,271
                                                                                  -----------     -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . .        $  (121,729)      7,462,595
                                                                                  ============    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . .             31,300          50,500

Non-cash Financing and Investing Activities:
  Property and equipment acquired through capital leases . . . . . . . . .              --              4,900























                            See accompanying notes to consolidated financial statements

              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                         1997       1998
                                                        ------     ------

Net Loss . . . . . . . . . . . . . . . . . . . .      $(45,455)   (56,911)
Other comprehensive income - cumulative
  translation adjustment . . . . . . . . . . . .        16,390     19,753
                                                      --------    -------
Comprehensive net loss                                $(29,065)   (37,158)
                                                      ========    =======



















































        See accompanying notes to consolidated financial statements

              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statement are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position.

(2)   REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment. Revenues from software maintenance are deferred and recognized straight-line over the contract support period, which is generally one year.

(3)   INITIAL PUBLIC OFFERING

     On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its overallotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. Expenses incurred in relation to the offering in the three months ended March 31, 1998 were approximately $510,000 in the three months ended March 31, 1998. The net proceeds of the offering were also used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, to terminate an unexercised warrants held by Sirrom Capital for $196,000, and to provide general working capital.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

    On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.
This SOP supersedes SOP 97-1, Software Revenue Recognition and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has applied SOP 97-2 in presentation of its 1998 consolidated financial statements. SOP 97-2 has not had a material impact on the Company.

     Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" was issued in June of 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted FAS 130 effective January 1, 1998.

              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

     Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


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

The components of the Company's net sales by product line are as follows:

                                                      Three Months Ended
                                                          March 31,
        Product Line                                  1997         1998
        ------------                               -----------------------
                                                         (Unaudited)

MergeWorks Connectivity Products                   $1,299,000   $2,041,000
OEM Interface Products                                358,000      543,000
Network Integration Products and Services              46,000       62,000
                                                   ----------   ----------
                                                   $1,703,000   $2,646,000
                                                   ==========   ==========

Results of Operations

Three Months Ended March 31, 1998 Compared to Three Months
  Ended March 31, 1997

     NET SALES. Net sales increased by 55% to $2,646,000 in the three months ended March 31, 1998 from $1,703,000 in the three months ended March 31, 1997. Net sales of MergeWorks Connectivity Products accounted for the largest increase, rising by 57% to the $2,041,000 in the three months ended March 31, 1998 from $1,299,000 in three months ended March 31, 1997, primarily due to increased distribution of products to end-users through dealers. Sales of OEM Interface Products grew by 52% to $543,000 in the three months ended March 31, 1998 from $358,000 in the three months ended March 31, 1997. Network Integration Products and Services sales increased 35% to $62,000 in the three months ended March 31, 1998 from $46,000 in the three months ended March 31, 1997.

     COST OF GOODS SOLD. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in the three months ended March 31, 1998 increased to approximately 30% compared to 28% in the three months ended March 31, 1997, reflecting higher sales discounts for certain of the Company's products in certain distribution channels.

     GROSS PROFIT. Gross profit increased by 57% to $1,694,000 in the three months ended March 31, 1998 from $1,082,000 in the three months ended March 31, 1997. As a percentage of net sales, gross profit was 64% in each of these periods.

      SALES AND MARKETING. Sales and marketing expense increased by 79% to $751,000 in the three months ended March 31, 1998 from $420,000 in the three months ended March 31, 1997. The Company increased its sales and marketing department staff to 17 persons as of March 31, 1998 from nine persons as of March 31, 1997. Such personnel are engaged in sales and marketing activities through the OEM/VAR channel and in support of end-user distribution via dealers. The Company expects to continue to make additions to its sales force in order to increase net sales.

      PRODUCT RESEARCH AND DEVELOPMENT. Research and development expense increased by 29% to $444,000 in the three months ended March 31, 1998 from $345,000 in the three months ended March 31, 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to continue to increase its research and development expenditures in absolute dollars. However, research and development expense is expected to be a declining percentage of net sales as net sales increase.

      GENERAL AND ADMINISTRATIVE.   General and administrative expense
increased by 71% to $537,000 in the three months ended March 31, 1998 from $315,000 in the three months ended March 31, 1997. The increase was due primarily to additional expenses associated with operations as a publicly
held company.   Such expenses include legal, audit and investor relations
services, directors and officers insurance, and preparing, filing and publishing periodic and other reports. As a percentage of net sales, general and administrative expense decreased to 19% in the three months ended March 31, 1998 from 20% in the three months ended March 31, 1997.

      TOTAL OTHER EXPENSE, NET. Total other expense, net decreased to $18,000 in the three months ended March 31, 1998 from $48,000 in the three months ended March 31, 1997 due to an increase in interest income of $55,000 arising from investment of funds from the Company's initial public offering, which occurred on January 29, 1998, offset in part by an increase in foreign currency translation expense.

      INCOME TAXES. The Company did not pay federal income taxes or recognize an income tax benefit in the three months ended March 31, 1998 or in the three months ended March 31, 1997. In each of these periods, the Company incurred losses for financial reporting purposes but did not recognize an income tax benefit due to continued losses and uncertainty as to future realization of a tax benefit.

Liquidity and Capital Resources

      Cash used in operating activities was $795,000 in the three months ended March 31, 1998 compared to $9,000 in the three months ended March 31, 1997. During the three months ended March 31, 1998, the Company used cash for an increase in accounts receivable of $437,000, an increase in prepaid expenses of $185,000 reflecting payments for corporate insurance and prepaid software licenses, and to reduce accounts payable to $453,000 using cash proceeds from the initial public offering.

      Investing activities include net additions to capital equipment of $94,000 and $107,000, and additions to capitalized software of $352,000, and $205,000 in the three months ended March 31, 1998 and the three months ended March 31, 1997, respectively.

      Cash provided by (used in) financing activities for the three months ended March 31, 1998 and the three months ended March 31, 1997 was $8,271,000 and $(109,000) respectively. The Company received net proceeds of approximately $11,800,000 in the issuance of common stock in the initial public offering and subsequent overallotment exercise and incurred approximately $510,000 in related expenses in three months ended March 31, 1998. In the three months ended March 31, 1997, the Company used a net amount of $98,000 in repayment of a revolving credit facility.

      The Company had cash and cash equivalents of $7,463,000 and $428,000, and working capital (deficits) of $9,340,000 and $(1,972,000) at March 31, 1998 and December 31, 1997, respectively. The increase in working capital was due to the increase in cash and repayment of certain current liabilities with proceeds of the IPO.

      The Company believes that the net proceeds from the initial public offering in 1998, together with December 31, 1997 cash and cash equivalent balances and internally generated funds will satisfy the Company's projected requirements for sales and distribution, research and development, working capital and commitments under its employment agreements with its European employees (all of which the Company believes to be at fair market wage rates) and with Mr. Mortimore, the Company's President and Chief Executive Officer. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, of if the Company subsequently elects to use funds for acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain additional bank or other credit facilities.
There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

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

      Merge MVP products are assessed on an ongoing basis to assess Year 2000 compliance. Since each MergeMVP can be unique to a protocol, Year 2000 compliance must also be addressed with the manufacturer of the equipment (i.e., scanner, workstation) attached to the Merge MVP. Most imaging equipment installed in hospitals today use two digits to represent a given year, and thus they are not Year 2000 compliant. MergeMVP software has been designed to convert these two-digit dates to four-digit dates for Year 2000 compliance.

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


                                  PART II


Item 3. Changes in Securities

      On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its over allotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. Expenses incurred in relation to the offering in the three months ended March 31, 1998 were approximately $510,000. The net proceeds of the offering were also used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, to terminate unexercised warrants held by Sirrom Capital for $196,000, and for general working capital. The net proceeds received by the Company in connection with the exercise of the underwriters overallotment option were applied to general working capital.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      See Exhibit Index

(b)  No Reports on Form 8-K were filed during the first fiscal quarter.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED

By:  /s/ William C. Mortimore                         Date:  May 15, 1998
     William C. Mortimore,
     President and Chief Executive Officer


By:   /s/ Colleen M. Doan                             Date:  May 15, 1998
     Colleen M. Doan,
     Chief Financial Officer, Treasurer
       and Secretary
     (Principal Financial Officer
     and Principal Accounting Officer)

                               EXHIBIT INDEX


3.1              Articles of Incorporation of Registrant (1)

3.2              Amended and Restated By-Laws of Registrant as of
February 3, 1998 (2)

4.1 Stock Purchase Warrant issued June 30, 1997 by Registrant to Sirrom Capital Corporation (1)

4.2              Form of Lock-Up Agreement (1)

4.3              Common Stock Certificate (1)

4.4              Representative's Warrant (2)

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

10.5             1996 Stock Option Plan for Employees of Registrant dated
May 13, 1996 (1)

10.6 Office Lease for West Allis Center dated May 24, 1996 between Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1) and Supplemental Office Space Lease dated January 30, 1998 (2)

10.7             Alpha Capital Venture Partners Limited Agreement dated
March 1, 1997 (1)

10.8             1998 Stock Option Plan For Directors (2)

21               Subsidiaries of Registrant (1)

27.1             Financial Data Schedule

--------------------

(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.

(2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.