Form 10QSB
period 1998-06-30
MERGE TECHNOLOGIES INC
filed 1998-08-14
CIK 944765

Form 10-QSB

                  U.S. Securities and Exchange Commission
                          Washington, D.C.  20549


      [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended June 30, 1998


        TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


          For the transition period from __________ to __________


                      Commission file number 0-29486


                      MERGE TECHNOLOGIES INCORPORATED
    (Exact name of small business issuer as specified in its charter.)


            Wisconsin                     39-1600938
      (State or other jurisdiction of     (IRS Employer
      incorporation or organization)      Identification No.)


             1126 South 70th Street, Milwaukee, WI  53214-3151
                 (Address of principal executive offices)


                               414-475-4300
                        (Issuer's telephone number)



      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes _ X__    No ____

      As of August 12, 1998, the issuer had 5,778,216 shares of Common Stock outstanding.

                                   INDEX

Page

PART I  Financial Information

Item 1.     Consolidated Financial Statements. . . . . . . . . .         1

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations. . . . . . . . .         7


PART II  Other Information

Item 2.     Changes in Securities. . . . . . . . . . . . . . . .        12

Item 4.     Submission of Matters to a Vote of Security Holders.        13

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . .        15

            Signatures . . . . . . . . . . . . . . . . . . . . .        16

            Exhibit Index. . . . . . . . . . . . . . . . . . . .        17

                       PART I  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET
                         June 30, 1998 (Unaudited)

                                  ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .     $ 6,373,246
  Accounts receivable, net of allowance for doubtful
   accounts of $47,000 . . . . . . . . . . . . . . . . .       1,347,068
  Inventory. . . . . . . . . . . . . . . . . . . . . . .       1,842,360
  Prepaid expenses . . . . . . . . . . . . . . . . . . .         158,039
  Other current assets . . . . . . . . . . . . . . . . .          28,488
                                                             -----------
Total current assets . . . . . . . . . . . . . . . . . .       9,749,201
                                                             -----------
Property and equipment:
Computer equipment . . . . . . . . . . . . . . . . . . .       1,652,483
Office equipment . . . . . . . . . . . . . . . . . . . .         327,735
                                                             -----------
                                                               1,980,218
  Less accumulated depreciation. . . . . . . . . . . . .         794,524
                                                             -----------
Net property and equipment . . . . . . . . . . . . . . .       1,185,694
License agreement, net of accumulated amortization of
 $110,886. . . . . . . . . . . . . . . . . . . . . . . .         180,424
Purchased and developed software, net of accumulated
 amortization of $2,680,222  . . . . . . . . . . . . . .       3,066,222
Other intangibles, net of accumulated amortization of
 $18,784 . . . . . . . . . . . . . . . . . . . . . . . .          40,603
Other. . . . . . . . . . . . . . . . . . . . . . . . . .          13,008
                                                             -----------

Total assets . . . . . . . . . . . . . . . . . . . . . .     $14,235,152
                                                             ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . .     $   952,634
  Current portion of obligations under capital leases. .          33,705
  Customer deposits. . . . . . . . . . . . . . . . . . .         128,425
  Note payable . . . . . . . . . . . . . . . . . . . . .           --
  Interest payable . . . . . . . . . . . . . . . . . . .           --
  Accrued wages. . . . . . . . . . . . . . . . . . . . .         371,089
  Other accrued liabilities. . . . . . . . . . . . . . .          80,264
Total current liabilities. . . . . . . . . . . . . . . .       1,566,117
Obligations under capital leases, excluding current
 portion . . . . . . . . . . . . . . . . . . . . . . . .          21,632
   Total liabilities . . . . . . . . . . . . . . . . . .       1,587,749
Shareholders' equity
   Preferred stock, $0.01 par value: authorized
    5,000,000, no shares issued. . . . . . . . . . . . .           --
   Common stock, $0.01 par value: authorized 30,000,000,
    5,778,216 shares issued and outstanding. . . . . . .          57,782
   Additional paid-in capital. . . . . . . . . . . . . .      13,939,556
   Accumulated deficit . . . . . . . . . . . . . . . . .      (1,408,641)
   Accumulated other comprehensive income. . . . . . . .          58,706
                                                             -----------
 Total shareholders' equity. . . . . . . . . . . . . . .      12,647,403
                                                             -----------
 Total liabilities and shareholders' equity. . . . . . .     $14,235,152
                                                             ===========
       See accompanying notes to consolidated financial statements.

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Three Months ended June 30, 1997 and 1998 and
                                 Six Months ended June 30, 1997 and June 30, 1998
                                                    (Unaudited)

                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------    --------------------------
                                                          1997           1998           1997           1998
                                                      -----------     ----------    -----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . .    $ 2,102,095     $1,931,676     $3,805,423     $4,577,774
Cost of goods sold:
  Purchased components . . . . . . . . . . . . . .        407,319        497,427        880,817      1,295,044
  Amortization of purchased and developed
   software. . . . . . . . . . . . . . . . . . . .        147,253        187,380        294,982        342,253
                                                      -----------      ---------      ---------      ---------
Total cost of goods sold . . . . . . . . . . . . .        554,572        684,807      1,175,799      1,637,297
                                                      -----------      ---------      ---------      ---------
Gross profit . . . . . . . . . . . . . . . . . . .      1,547,523      1,246,869      2,629,624      2,940,477
                                                      -----------      ---------      ---------      ---------
Operating costs and expenses:
  Sales and marketing. . . . . . . . . . . . . . .        569,271        870,516        989,217      1,621,513
  Product research and development . . . . . . . .        373,646        518,753        718,967        963,242
  General and administrative . . . . . . . . . . .        306,412        649,836        620,952      1,186,710
                                                      -----------      ---------      ---------      ---------
Total operating costs and expenses . . . . . . . .      1,249,329      2,039,105      2,329,136      3,771,465
                                                      -----------      ---------      ---------      ---------
Operating income (loss). . . . . . . . . . . . . .        298,194       (792,236)       300,488       (830,988)
                                                      -----------      ---------      ---------      ---------
Other income (expenses):
  Interest expense . . . . . . . . . . . . . . . .        (31,261)        (2,485)       (63,351)       (32,305)
  Interest income. . . . . . . . . . . . . . . . .          1,969         86,348          4,469        144,785
  Other, net . . . . . . . . . . . . . . . . . . .        (22,321)        25,271        (40,480)       (21,505)
                                                      -----------      ---------      ---------      ---------
Total other expenses . . . . . . . . . . . . . . .        (51,613)       109,134        (99,362)        90,975
                                                      -----------      ---------      ---------      ---------
Net income (loss). . . . . . . . . . . . . . . . .    $   246,581      $(683,102)     $ 201,126      $(740,013)
                                                      ===========      =========      =========      =========

Basic and diluted net income (loss) per share. . .    $      0.06      $   (0.12)     $    0.05      $   (0.14)
                                                      ===========      =========      =========      =========
Shares used to compute basic and diluted net
 income (loss) per share . . . . . . . . . . . . .      3,942,590      5,778,216      3,943,587      5,444,076
                                                      ===========      =========      =========      =========

                            See accompanying notes to consolidated financial statements

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                Six Months ended June 30, 1997 and 1998 (Unaudited)

                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                  ------------------------------
                                                                                       1997             1998
                                                                                  ------------      -----------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  201,126         (740,013)

Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . .       399,572          498,321
  Provision for doubtful accounts receivable . . . . . . . . . . . . . . . . . .        (7,077)          12,832

  Change in assets and liabilities:
    Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       391,861          462,917
    Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (262,480)        (663,867)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,302)        (134,613)
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (538,959)        (634,479)
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,826           24,270
    Customer deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        65,644           89,244
    Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,220)         (52,050)
                                                                                     ---------      -----------
Net cash provided by (used in) operating activities. . . . . . . . . . . . . . .       244,991       (1,137,438)
                                                                                     ---------      -----------
Cash flows from investing activities:
  Purchases of property and equipment. . . . . . . . . . . . . . . . . . . . . .      (173,490)        (331,672)
  Development of software. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (468,770)        (774,415)
                                                                                     ---------      -----------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . . . . .      (642,260)      (1,106,087)
                                                                                     ---------      -----------
Cash flows from financing activities:
  Proceeds from loan agreement with Sirrom . . . . . . . . . . . . . . . . . . .     2,000,000            --
  Financing fees associated with loan agreement with Sirrom. . . . . . . . . . .       (63,371)           --
  Proceeds from revolving credit agreement . . . . . . . . . . . . . . . . . . .       470,000            --
  Payments on loan agreement with Sirrom . . . . . . . . . . . . . . . . . . . .         --          (2,000,000)
  Repayment of revolving credit agreement. . . . . . . . . . . . . . . . . . . .    (1,223,000)           --
  Issuance of common stock, net of expenses. . . . . . . . . . . . . . . . . . .         --          11,221,996
  Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . . .           750            1,500
  Payment for call of common stock . . . . . . . . . . . . . . . . . . . . . . .         --            (806,592)
  Payment of warrant termination fee . . . . . . . . . . . . . . . . . . . . . .         --            (196,096)
  Principal payments under capital leases. . . . . . . . . . . . . . . . . . . .       (21,961)         (30,680)
                                                                                     ---------      -----------
Net cash provided by financing activities. . . . . . . . . . . . . . . . . . . .     1,162,418        8,190,128
                                                                                     ---------      -----------




                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                Six Months ended June 30, 1997 and 1998 (Unaudited)


                                                                                        Six Months Ended
                                                                                              June 30,
                                                                                  ------------------------------
                                                                                       1997             1998
                                                                                  ------------      -----------

Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . . . .        12,581           (1,628)
Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . . . . .       777,730        5,944,975
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . .       287,098          428,271
                                                                                     ---------      -----------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . .     1,064,828        6,373,246
                                                                                     =========      ===========

Supplemental Disclosures of cash flow Information:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  74,700      $    55,000

Non Cash Financing and Investing Activities:
Property and equipment acquired through capital leases . . . . . . . . . . . . .     $  29,600      $     4,900
























                            See accompanying notes to consolidated financial statements

                                  MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   Three Months ended June 30, 1997 and 1998 and
                                      Six Months ended June 30, 1997 and 1998
                                                    (Unaudited)


                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                      --------------------------    --------------------------
                                                          1997           1998           1997           1998
                                                      -----------     ----------    -----------     ----------

Comprehensive income:
Net income (loss). . . . . . . . . . . . . . . . .      $ 246,581     $ (683,102)     $ 201,126     $ (740,013)

Other comprehensive income (loss) - cumulative
 translation adjustment. . . . . . . . . . . . . .          7,423        (18,105)        23,813          1,648
                                                        ---------     ----------      ---------     ----------

Comprehensive net income (loss). . . . . . . . . .      $ 254,004     $ (701,207)     $ 224,939     $ (738,365)
                                                        =========     ===========     =========     ==========






















                            See accompanying notes to consolidated financial statements

              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statement are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997.

     The accompanying unaudited consolidated financial statements of the Company have been prepared on the same basis as the audited consolidated financial statements and include all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial conditions and results. The operating results from interim periods presented are not necessarily indicative of the results expected for a full year.

(2)  REVENUE RECOGNITION

     Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment. Revenues from software maintenance are deferred and recognized straight-line over the contract support period, which is generally one year.

(3)  INITIAL PUBLIC OFFERING

     On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its over allotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. The net proceeds of the offering of 1,900,000 shares of common stock were used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, to terminate an unexercised warrant held by Sirrom Capital for $196,000, and to provide general working capital.

(4)  RECENT ACCOUNTING PRONOUNCEMENTS

     On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions.
This SOP supersedes SOP 91-1, Software Revenue Recognition and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has applied SOP 97-2 1998 in its interim financial statements.

     Statement of Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income" was issued in June of 1997. This statement establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It is effective for financial statements for periods beginning after December 15, 1997. The Company has adopted FAS 130 effective
January 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words "believes," "intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

     The Company provides software, hardware and systems integration products and services that enable health care organizations to network otherwise incompatible image-producing and image-using devices. The Company's products provide a communications bridge among incompatible devices, permit radiologists to use either video images on electronic workstations or film as a diagnostic medium and create a diagnostic-quality electronic archive of imaging results. In addition, the Company's products and services permit the information generated and used by medical imaging devices to be included in a health care organization's information network or an electronic patient record ("EPR").

     The components of the Company's net sales by product line are as follows (unaudited and in thousands):

                                         Three Months         Six Months
                                         Ended June 30,     Ended June 30,
                                       -----------------   ---------------
                                         1997      1998     1997     1998
                                         -----     ----     ----     ----
Product Line

MergeWorks Connectivity
  Products . . . . . . . . . . . .      $1,388    $1,148   $2,687   $3,189
OEM Interface Products . . . . . .         625       568      983    1,111
Network Integration Products and
  Services . . . . . . . . . . . .          89       104      135      166
Networked Image Management
  Products . . . . . . . . . . . .           0       112        0      112
                                        ------    ------   ------    -----
                                        $2,102    $1,932   $3,805   $4,578
                                        ======    ======   ======   ======

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1997

      NET SALES. Net sales decreased by 8% to $1,932,000 in the three months ended June 30, 1998 from $2,102,000 in the three months ended
June 30, 1997. Net sales of MergeWorks Connectivity Products accounted for the largest decrease, $240,000 or 17%, to $1,148,000 in the three months ended June 30, 1998 from $1,388,000 in the three months ended June 30, 1997, primarily due to a decrease in distribution of products to the end-user channel. The Company expects that net sales of Merge clinical networks will increase over the current level in the third and fourth quarters of 1998. Sales of OEM Interface Products decreased by 9% to $568,000 in the three months ended June 30, 1998 from $625,000 in the three months ended June 30, 1997, as the product mix within this category shifted, with a decreases in net sales of MergeCOM Integrator's Tool Kit software packages and increases in quarterly royalties for MergeCOM licensing. The Company expects that royalty revenues from current customers will account for a larger proportion of its software business in the future, and that sales within this category will show modest increases.

Network Integration Products and Services net sales increased 17% to $104,000 in the three months ended June 30, 1998 from $89,000 in the three months ended June 30, 1997. The Company began reporting of Networked Image Management Products line during the three months ended June 30, 1998 with net sales of $112,000, which represented sales of beta units of MergeARK, a new medical image archival system.

     COST OF GOODS SOLD. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in the three months ended June 30, 1998 increased to 25% compared to 19% in the three months ended June 30, 1997, primarily due to differences in product mix that reflect greater sales of higher margin products in the three months ended June 30, 1997. The current level of purchased components as a percentage of net sales more closely reflects the Company's expectations of future cost trends. Amortization of purchased and developed software increased as a percentage of net sales to 10% in the three months ended June 30, 1998 from 7% in the three months ended June 30, 1997.
Amortization expense, which is computed on a straight-line basis, increased relative to net sales as net sales in the three months ended June 30, 1998 were lower than the Company's expectations.

     GROSS PROFIT. Gross profit decreased by 19% to $1,247,000 in the three months ended June 30, 1998 from $1,548,000 in the three months ended June 30, 1997. As a percentage of net sales, gross profit was 65% in the three months ended June 30, 1998 compared to 74% in the three months ended June 30, 1997.

     SALES AND MARKETING. Sales and marketing expense increased by 53% to $870,000 in the three months ended June 30, 1998 from $569,000 in the three months ended June 30, 1997. The majority of sales and marketing expense currently relates to compensation of sales, marketing and service personnel. The Company increased its sales and marketing department staff to 18 persons as of June 30, 1998 from nine persons as of June 30, 1997, and it increased its service personnel to 12 persons as of June 30, 1998 from five persons as of June 30, 1997. The Company expects to continue to invest in additional sales, marketing and service personnel in order to increase net sales, and to allocate additional resources to marketing programs to promote the Company in the end user marketplace.

     PRODUCT RESEARCH AND DEVELOPMENT. Product research and development expense increased by 39% to $519,000 in the three months ended June 30, 1998 from $374,000 in the three months ended June 30, 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to increase its research and development expenditures in dollar terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 112% to $650,000 in the three months ended June 30, 1998 from $307,000 in the three months ended June 30, 1997. The increase was due to:

(i) expenses related to expanded administrative services at its European branch including hiring additional personnel, (ii) establishment of an information services group responsible for internal computer systems, and
(iii) additional expenses associated with operating as a publicly held company. The rate of increase in general and administrative expense is expected to moderate in the second half of 1998.

     TOTAL OTHER EXPENSE, NET. Total other expense, net was $(109,000) in the three months ended June 30, 1998 versus $52,000 in the three months ended June 30, 1997. This change was due to (i) an increase in net interest income of $113,000 arising from investment of funds from the Company's initial public offering and (ii) a benefit in unrealized transaction expense that was a result of an increase in the strength of the Dutch guilder, the functional currency of the Company's European branch.

     INCOME TAXES. The Company did not pay federal income taxes or recognize an income tax benefit in the three months ended June 30, 1998 or in the three months ended June 30, 1997. In the three months ended
June 30, 1998, the Company incurred a loss for financial reporting purposes but did not recognize an income tax benefit due to continued losses and uncertainty as to future realization of a tax benefit.

     SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,
1997

     NET SALES. Net sales increased by 20% to $4,578,000 in the six months ended June 30, 1998 from $3,805,000 in the six months ended June 30, 1997. Net sales of MergeWorks Connectivity Products increased $502,000 or 19% to $3,189,000 in the six months ended June 30, 1998 from $2,687,000 in the six months ended June 30, 1997. This increase is due to accelerated activity in the Company's distribution to end users through dealers during the first quarter of 1998, which was moderated in part by delays in orders in this channel in the second quarter of 1998. Sales of OEM Interface Products increased by 13% to $1,111,000 in the six months ended June 30, 1998 from $983,000 in the six months ended June 30, 1997. Network Integration Products and Services sales increased 23% to $166,000 in the six months ended June 30,1998 from $135,000 in the six months ended June 30, 1997.
The Company began reporting of Networked Image Management Products during the six months ended June 30, 1998 with net sales of $112,000 for beta units of MergeARK, a new medical image archival system.

     COST OF GOODS SOLD. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in the six months ended June 30, 1998 increased to approximately 28% compared to 23% in the six months ended June 30, 1997, primarily due to differences in product mix that reflect greater sales of lower margin products. While product mix may vary from quarter to quarter, the Company anticipates that overall, the cost of purchased components as a percentage of net sales will remain at or near the current level. Amortization of purchased and developed software was 8% of sales in both periods.

     GROSS PROFIT. Gross profit increased by 12% to $2,940,000 in the six months ended June 30, 1998 from $2,629,000 in the six months ended June 30, 1997. As a percentage of net sales, gross profit was 64% in the six months ended June 30, 1998 and 69% in the six months ended June 30, 1997.

     SALES AND MARKETING. Sales and marketing expense increased by 64% to $1,622,000 in the six months ended June 30, 1998 from $989,000 in the six months ended June 30, 1997. The majority of these expenses currently relate to compensation of sales, marketing and service personnel. The Company increased its sales and marketing department staff to 18 persons as of June 30, 1998 from nine persons as of June 30, 1997, and it increased its service personnel to 12 persons as of June 30, 1998 from five persons as of June 30, 1997. The Company expects to continue to invest in additional sales, marketing and service personnel in order to increase net sales, and to allocate additional resources to marketing programs to promote the Company in the end user marketplace.

     PRODUCT RESEARCH AND DEVELOPMENT. Research and development expense increased by 34% to $963,000 in the six months ended June 30, 1998 from $719,000 in the six months ended June 30, 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to increase its research and development expenditures in dollar terms.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased by 91% to $1,187,000 in the six months ended June 30, 1998 from $621,000 in the six months ended June 30, 1997. The increase was due to:
(i) expenses related to expanded administrative services at its European branch including hiring additional personnel, (ii) establishment of an information services group responsible for internal computer systems, and
(iii) additional expenses associated with operating as a publicly held company. The rate of increase in general and administrative expense is expected to moderate in the second half of 1998.

     TOTAL OTHER EXPENSE, NET. Total other expense was $(91,000) in the six months ended June 30, 1998 versus from $99,000 in the six months ended June 30, 1997. This change is due primarily to an increase in net interest income of $168,000 arising from investment of funds raised in the Company's initial public offering, which occurred on January 29, 1998.

     INCOME TAXES. The Company did not pay federal income taxes or recognize an income tax benefit in the six months ended June 30, 1998 or in the six months ended June 30, 1997. In each of these periods, the Company incurred losses for financial reporting purposes but did not recognize an income tax benefit due to continued losses and uncertainty as to future realization of a tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $(1,137,000) in the six months ended June 30, 1998 compared to $245,000 in the six months ended June 30, 1997. In the six months ended June 30, 1998, the Company incurred a net loss of $740,000 and booked depreciation and amortization expense of $498,000. Significant changes in assets and liabilities in the six months ended June 30, 1998 include an increase in inventory of $664,000, reflecting components purchased in anticipation of higher sales; a $634,000 reduction in accounts payable of which some payments were made with proceeds of the IPO; and a decrease in accounts receivable of $463,000 due to a decrease in net sales.

     Investing activities include net additions to capital equipment of $332,000 and $174,000, and additions to capitalized software of $774,000, and $469,000 in the six months ended June 30, 1998 and the six months ended June 30, 1997, respectively.

     Cash provided by financing activities for the six months ended June 30, 1998 and the six months ended June 30, 1997 was $8,190,000 and $1,162,000 respectively. Cash provided by financing activities in the six months ended June 30, 1998 consists primarily of net proceeds of the initial public offering, which occurred on January 29, 1998. In the six months ended June 30, 1997, the Company received cash of $2,000,000 from a loan agreement with Sirrom Capital and applied $655,000 of the proceed to repayment of a revolving credit facility with Biltmore Investors Bank.

     The Company had cash and cash equivalents of $6,373,000 and $428,000, and working capital (deficits) of $8,183,000 and $(1,972,000) at June 30, 1998 and December 31, 1997, respectively. The increase in working capital was due to the increase in cash and repayment of certain current liabilities with proceeds of the IPO.

     The Company believes that the net proceeds from the initial public offering in 1998, together with internally generated funds will satisfy for at least 12 months from the IPO, the Company's projected requirements for sales and distribution, research and development, working capital and commitments under its employment agreements with its European employees (all of which the Company believes to be at fair market wage rates) and with Mr. Mortimore, the Company's President and Chief Executive Officer, under the terms of which the Company is obligated to pay Mr. Mortimore an annual salary of $160,000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company subsequently elects to use funds for acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain additional bank financing or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all.

The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

     The Company has arranged a three million dollar revolving line of credit with Bank One, Milwaukee.

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

     Merge MVP products are reviewed on an ongoing basis to assess Year 2000 compliance. Since each MergeMVP is unique to a protocol, Year 2000 compliance must also be addressed with the manufacturer of the equipment (i.e., scanner, workstation) attached to the MergeMVP. Most imaging equipment installed in hospitals today uses two digits to represent a given year, and thus they are not Year 2000 compliant. MergeMVP software on new models has been designed to convert these two-digit dates to four-digit dates. A portion of the existing MergeMVP product line will be upgraded to provide Year 2000 compliance.

     In the event that any compliance issues are identified through our testing, Merge will, through its support programs, provide the necessary defect corrections, upgrades, and software releases so that its products will comply with the date requirements of Year 2000 compliance.

     Internal costs associated with upgrading legacy MVPs to convert two-digit dates to four-digit dates are not expected to exceed $20,000. The Company cannot quantify its risk for potential additional Year 2000 compliance costs at this time, but it does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.


                        PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its over allotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. The net proceeds of the offering of 1,900,000 shares of common stock were used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, to terminate unexercised warrant held by Sirrom Capital for $196,000, and for general working capital. The net proceeds received by the Company in connection with the exercise of the underwriters overallotment option were applied to general working capital.

     On June 16, 1998, the Company's shareholders voted to amend the Company's Articles to increase the number of authorized shares of common stock of the Company, par value $0.01 per share, from 10,000,000 to 30,000,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company conducted its Annual Meeting of Shareholders on June 16, 1998.  Matters voted on and the results of such votes are listed below.

                                                          Votes
                                                        Against or                   Broker
                                         Votes For       Withheld      Abstained    Non-Votes       Results
                                       ------------    -----------     ---------    ---------       -------
Elect Robert A. Barish, M.D. to
serve as Director until the next
annual meeting of Shareholders            3,824,189          3,750           --           --        Elected

Elect Dennis Brown to serve as
Director until the next annual
meeting of Shareholders                   3,824,189          3,750           --           --        Elected

Elect Michael D. Dunham to serve as
Director until the next annual
meeting of Shareholders                   3,824,189          3,750           --           --        Elected

Elect Robert T. Geras to serve as
Director until the next annual
meeting of Shareholders                   3,824,189          3,750           --           --        Elected

Elect Douglas S. Harrington, M.D. to
serve as Director until the next
annual meeting of Shareholders            3,824,189          3,750           --           --        Elected

Elect Kevin E. Moley to serve as
Director until the next annual meeting
of Shareholders                           3,824,189          3,750           --           --        Elected

Elect William E. Mortimore to serve
as Director until the next annual
meeting of Shareholders                   3,824,189          3,750           --           --        Elected

Concur in the selection of KPMG Peat
Marwick LLP as the Company's
independent certified public
accountants for the fiscal year ending
December 31, 1998                         3,754,582         72,307         1,050          --        Passed






                                                         Votes
                                                        Against or                   Broker
                                         Votes For       Withheld      Abstained    Non-Votes       Results
                                       ------------    -----------     ---------    ---------       -------

Amend the Company's Restated Articles
of Incorporation by adding a
provision expressly electing not to
be governed by Sections 180.1131
through 180.1133 of the Wisconsin
Business Corporation Law                  2,511,304         58,398        93,773    1,164,464       Defeated(1)

Amend the Company's Restated
Articles of Incorporation by
adding a provision expressly
electing not to be governed by
Section 180.1150 of the
Wisconsin Business Corporation
Law                                       2,425,075        143,627        94,773    1,164,464       Defeated(2)

Amend the Company's Articles of
Incorporation by increasing the
number of authorized shares of
Common Stock from 10,000,000 to
30,000,000                                3,753,445         53,076        21,418    1,164,464       Passed

Amend the Company's Stock Option
Plan for Employees to increase
the number of shares of Common
Stock authorized for issuance
under the Plan from 1,015,826
to 2,015,826                              2,338,880        307,937        16,658    1,164,464       Passed


(1) Required the affirmative vote of 80% of the Company's outstanding shares and the affirmative vote of two-
thirds of the Company's Common Shares held by persons who are not significant shareholders of the Company.

(2)  Required the affirmative vote of a majority of the outstanding Common Shares.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit Index

(b)  No Reports on Form 8-K were filed during the second fiscal quarter.

                                SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED



By:   /s/  William C. Mortimore                 Date: August 14, 1998
      William C. Mortimore
      President and Chief Executive Officer

By:   /s/  Colleen M. Doan                      Date: August 14, 1998
      Colleen M. Doan
      Chief Financial Officer, Treasurer
      and Secretary
      (Principal Financial Officer
      and Principal Accounting Officer)

                               EXHIBIT INDEX


3.1   Articles of Incorporation of Registrant (1)

3.2   Amended and Restated By-Laws of Registrant as of February 3, 1998
(2)

4.1   Form of Lock-Up Agreement  (1)

4.2   Common Stock Certificate  (1)

4.3   Representative's Warrant  (2)

10.1 Employment Agreement dated September 1, 1997 between Registrant and William C. Mortimore (1)

10.2 Merge/Sirrom Revised Modification Agreement dated as of October 30, 1997 (1) and Amendment dated May 29, 1998 (3)

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

10.7  Alpha Capital Venture Partners Limited Agreement dated March 1, 1997
(1)

10.8  1998 Stock Option Plan For Directors   (2)

21.   Subsidiaries of Registrant  (1)

27.1  Financial Data Schedule

- - - - - - - - - - - - - - - -

(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.

(2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(3) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-58973) filed July 14, 1998.