Form 10-Q
period 1998-09-30
MERGE TECHNOLOGIES INC
filed 1998-11-13
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998
[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from        to
                                                --------   --------
                         Commission file number 0-29486

                        Merge Technologies Incorporated
                        -------------------------------
            (Exact name of small business issuer as specified in its
                        charter.)

          Wisconsin                                   39-1600938
 (State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                1126 South 70th Street, Milwaukee, WI 53214-3151
                ------------------------------------------------
                    (Address of principal executive offices)

                                  414-475-4300
                                  ------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         As of November 12, 1998, the issuer had 5,778,216 shares of Common Stock outstanding.

                                      INDEX


                                                                                                 Page

PART I  FINANCIAL INFORMATION
Item 1.          Consolidated Financial Statements.................................................1

Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.....................................................6

PART II  OTHER INFORMATION

Item 2.          Changes in Securities............................................................11

Item 6.          Exhibits and Reports on Form 8-K.................................................12

                 Signatures.......................................................................13

                 Exhibit Index....................................................................14


                          PART I FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 1998 (UNAUDITED)



                                              ASSETS

         Current assets:
           Cash and cash equivalents ....................................................           $  4,544,764
           Accounts receivable, net of allowance for doubtful accounts of $92,000 at
           September 30, 1998 ...........................................................              2,197,243
           Inventory ....................................................................              2,056,721
           Prepaid expenses..............................................................                215,956
           Other current assets..........................................................                 54,996
                                                                                                    ------------
         Total current assets ...........................................................              9,069,680
                                                                                                    ------------
         Property and equipment:
         Computer equipment .............................................................              1,777,045
         Office equipment................................................................                340,136
                                                                                                    ------------
                                                                                                       2,117,181
           Less accumulated depreciation.................................................                888,268
                                                                                                    ------------
         Net property and equipment .....................................................              1,228,913
         License agreement, net of accumulated amortization of $130,157 at September
         30, 1998 .......................................................................                177,541
         Purchased and developed software, net of accumulated amortization of
         $2,866,304 at September 30, 1998 ...............................................              3,390,163
         Other intangibles, net of accumulated amortization of $20,269 at September
         30, 1998 .......................................................................                 39,118
         Other...........................................................................                 13,008
                                                                                                    ------------
         Total assets ...................................................................           $ 13,918,423
                                                                                                    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Accounts payable .............................................................           $    797,070
           Current portion of obligations under capital leases...........................                 20,293
           Customer deposits.............................................................                134,412
           Accrued wages.................................................................                392,749
           Other accrued liabilities.....................................................                 97,695
                                                                                                    ------------
         Total current liabilities ......................................................              1,442,219
                                                                                                    ------------
         Obligations under capital leases, excluding current portion.....................                 20,487
                                                                                                    ------------
            Total liabilities ...........................................................              1,462,706

         Shareholders' equity

            Preferred stock, $0.01 par value: authorized 5,000,000, no shares issued.....                     --
            Common stock, $0.01 par value: authorized 30,000,000, 5,778,216 shares
            issued and outstanding at September 30, 1998 ................................                 57,782
            Additional paid-in capital ..................................................             13,933,184
            Accumulated deficit..........................................................             (1,571,400)
            Accumulated other comprehensive income-cumulative translation
            adjustment ..................................................................                 36,151
                                                                                                    ------------
          Total shareholders' equity ....................................................             12,455,717
                                                                                                    ------------
          Total liabilities and shareholders' equity ....................................           $ 13,918,423
                                                                                                    ============



          See accompanying notes to consolidated financial statements.

        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)



                                                                         Three Months Ended                  Nine Months Ended
                                                                           September 30,                       September 30,
                                                                  -------------------------------      ----------------------------
                                                                       1997              1998              1997             1998
                                                                  -------------------------------      ----------------------------
Net sales................................................           $2,994,203        $2,852,541        $6,799,626       $7,430,315
Cost of goods sold:
  Purchased components...................................              693,000           670,253         1,573,817        1,965,297
  Amortization of purchased and developed software.......              147,180           211,964           442,162          554,217
                                                                    ----------        ----------        ----------       ----------

Total cost of goods sold.................................              840,180           882,217         2,015,979        2,519,514
                                                                    ----------        ----------        ----------       ----------

Gross profit.............................................            2,154,023         1,970,324         4,783,647        4,910,801
                                                                    ----------        ----------        ----------       ----------
Operating costs and expenses:
  Sales and marketing....................................              615,647         1,082,060         1,604,864        2,703,572
  Product research and development.......................              414,256           477,575         1,133,223        1,440,817
  General and administrative.............................              469,272           675,986         1,090,224        1,862,697
                                                                    ----------        ----------        ----------       ----------
Total operating costs and expenses.......................            1,499,175         2,235,621         3,828,311        6,007,086
                                                                    ----------        ----------        ----------       ----------

Operating income (loss)..................................              654,848          (265,297)          955,336       (1,096,285)
                                                                    ----------        ----------        ----------       ----------
Other income (expenses):
  Interest expense.......................................             (502,295)           (3,905)         (565,646)         (36,210)
  Interest income........................................                6,483            72,484            10,952          217,269
  Other, net.............................................               (3,164)           45,931           (43,644)          24,426
                                                                    ----------        ----------        ----------       ----------
Total other income (expenses)............................             (498,976)          114,510          (598,338)         205,485
                                                                    ----------        ----------        ----------       ----------
Income tax expense.......................................                  ---            11,973               ---           11,973
Net income (loss)........................................         $    155,872      $   (162,760)      $   356,998      $  (902,773)
                                                                  ============      ============       ===========      ===========
Basic and diluted net income (loss) per share
common equivalent share..................................         $       0.04      $      (0.03)      $      0.08      $     (0.16)
                                                                  ============      ============       ===========      ===========
Shares used to compute basic and diluted net
income (loss) per share..................................            4,088,191         5,778,216         4,712,994        5,557,019
                                                                  ============      ============       ===========      ===========






           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 (UNAUDITED)




                                                                                                          Nine Months Ended
                                                                                                            September 30,
                                                                                                   -------------------------------
                                                                                                        1997             1998
                                                                                                   -------------    --------------
Cash flows from operating activities:
  Net income (loss) ..................................................................             $   356,998      $   (902,773)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities
    Depreciation and amortization ....................................................                 645,975           798,902
    Amortization of discount on Sirrom loan ..........................................                 426,423                --
    Provision for doubtful accounts receivable .......................................                  (5,597)           57,784
    Change in assets and liabilities:
      Accounts receivable ............................................................                 (13,025)         (432,210)
      Inventory ......................................................................                (344,963)         (878,228)
      Prepaid expenses ...............................................................                      --          (192,530)
      Accounts payable ...............................................................                (854,934)         (790,043)
      Accrued expenses ...............................................................                  24,244            60,141
      Customer deposits ..............................................................                  59,358            95,231
      Other ..........................................................................                 (76,069)          (77,262)
                                                                                                   -----------      ------------
Net cash provided by (used in) operating activities ..................................                 218,410        (2,260,988)
                                                                                                   -----------      ------------
Cash flows from investing activities:
  Purchases of property and equipment ................................................                (262,335)         (637,009)
  Development of software ............................................................                (743,952)       (1,132,452)
                                                                                                   -----------      ------------
Net cash used in investing activities ................................................              (1,006,287)       (1,769,461)
                                                                                                   -----------      ------------
Cash flows from financing activities:
  Proceeds from loan agreement with Sirrom ...........................................               2,000,000                --
  Financing fees associated with loan agreement with Sirrom ..........................                 (63,371)               --
  Proceeds from revolving credit agreement ...........................................                 470,000                --
  Payments on loan agreement with Sirrom .............................................                      --        (2,000,000)
  Repayment of revolving credit agreement ............................................              (1,223,000)               --
  Issuance of common stock, net of expenses ..........................................                      --        11,215,408
  Proceeds from exercise of stock options ............................................                   8,250             1,715
  Payment for call of common stock ...................................................                      --          (806,592)
  Payment of warrant termination fee .................................................                      --          (196,096)
  Principal payments under capital leases ............................................                 (35,696)          (45,237)
                                                                                                   -----------      ------------
Net cash provided by financing activities ............................................               1,156,183         8,169,198
                                                                                                   -----------      ------------
Effect of exchange rate changes on cash ..............................................                      --           (22,256)
Net increase in cash and cash equivalents ............................................                 368,306         4,116,493
Cash and cash equivalents, beginning of period .......................................                 287,098           428,271
                                                                                                   -----------      ------------
Cash and cash equivalents, end of period .............................................             $   655,404      $  4,544,764
                                                                                                   ===========      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ...............................................................             $   132,000      $     58,000

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases ...............................             $    30,000      $      4,900

Accretion of put options related to redeemable common stock and stock warrants........             $    90,000      $         --



           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998
                                   (UNAUDITED)


                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                ------------------------        ------------------------
                                                   1997          1998              1997         1998
                                                ---------     ----------        ----------   -----------
Comprehensive income:
Net income (loss) ..........................     $155,872     $(162,760)         $356,998     $(902,773)
Other comprehensive income (loss)-cumulative
  translation adjustment ...................       17,507       (22,555)           41,320       (20,908)
                                                 --------     ---------          --------     ---------
Comprehensive net income (loss) ............     $173,379     $(185,315)         $398,318     $(923,681)
                                                 ========     =========          ========     =========



           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statement are not included herein. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

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

(4)   RECENT ACCOUNTING PRONOUNCEMENTS

         On October 27, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP 91-1, Software Revenue Recognition and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has applied SOP 97-2 in its interim financial statements.

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

         The components of the Company's net sales by product line are as follows (unaudited and in thousands):



                                                               THREE MONTHS           NINE MONTHS
                                                                  ENDED                  ENDED
                                                               SEPTEMBER 30,         SEPTEMBER 30,
                                                            ----------------     -------------------
                                                             1997      1998          1997      1998
                                                            ------    ------        ------    ------
PRODUCT LINE
------------
MergeWorks Connectivity Products.........................  $2,331    $1,905        $5,019    $5,207
OEM Interface Products...................................     584       750         1,567     1,860
Network Integration Products and Services................      79       105           214       270
Networked Image Management Products......................       0        93             0        93
                                                           ======    ======        ======    ======
                                                           $2,994    $2,853        $6,800    $7,430
                                                           ======    ======        ======    ======


RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

         Net sales. Net sales decreased by 5% to $2,852,000 in the three months ended September 30, 1998 from $2,994,000 in the three months ended September 30, 1997. The only product line that experienced a decline in net sales was MergeWorks Connectivity Products, which decreased $426,000 or 23%, to $1,905,000 in the three months ended September 30, 1998 from $2,331,000 in the three months ended September 30, 1997. A decrease in distribution of clinical networks to the end user channel was first reported in the second quarter of 1998. Sales to the end user channel were again lower in the three months ended September 30, 1998 than in the comparable period in 1997. However, in the three months ended September 30, 1998, the Company implemented end user program initiatives that resulted in a 178% increase in sales through the end user channel over the three months ended June 30, 1998. The Company expects further increases in net sales within this channel in the fourth quarter of 1998. Net sales of OEM Interface Products increased by 29% to $750,000 in the three months ended September 30, 1998 from $584,000 in the three months ended September 30, 1997 due to increases in royalties for MergeCOM Tool Kits. Net sales of Network Integration Products and Services, which includes consulting, training, and the new MergeDPM DICOM protocol analyzer software application, increased by 33%, to $105,000 in the three months ended September 30, 1998 from $79,000 in the three months ended September 30, 1997. Net sales of Networked Image Management Products, which consists primarily of MergeARK, a new medical image archival system, were $93,000 during the three months ended September 30, 1998.

         Cost of goods sold. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales remained level at 23%. The cost of purchased components may vary depending on product mix; however, the Company anticipates that, overall, the cost of purchased components as a percentage of net sales will remain at or near the current level. Amortization of purchased and developed software increased to $212,000 or 7% of net sales in the three months ended September 30, 1998 from $147,000 or 5% of net sales in the three months ended September 30, 1997 due to the commencement of amortization on several completed software projects.

         Gross profit. Gross profit decreased by 9% to $1,970,000 in the three months ended September 30, 1998 from $2,154,000 in the three months ended September 30, 1997. As a percentage of net sales, gross profit was 69% in the three months ended September 30, 1998 compared to 72% in the three months ended September 30, 1997.

         Sales and marketing. Sales and marketing expense increased by 76% to $1,082,000 in the three months ended September 30, 1998 from $616,000 in the three months ended September 30, 1997. The majority of sales and marketing expense currently relates to compensation of sales, marketing and service personnel. The Company increased its sales and marketing department staff to 21 persons as of September 30, 1998 from 13 persons as of September 30, 1997, and it increased its service personnel to 13 persons as of September 30, 1998 from five persons as of September 30, 1997. The Company expects to increase marketing expense in the fourth quarter of 1998 due to costs related to exhibiting at the annual Radiological Society of North America trade show and also continued investments in end user program initiatives.

         Product research and development. Product research and development expense increased by 15% to $477,000 in the three months ended September 30, 1998 from $414,000 in the three months ended September 30, 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to increase its research and development expenditures.

         General and administrative. General and administrative expense increased by 44% to $676,000 in the three months ended September 30, 1998 from $469,000 in the three months ended September 30, 1997. The increase was due primarily to additional expenses associated with operating as a publicly held company.

Such expenses include legal, audit and investor relations services, directors and officers insurance, and preparing, filing and publishing periodic and other reports.

         Total other expense, net. Total other expense, net was $(114,000) in the three months ended September 30, 1998 versus $499,000 in the three months ended September 30, 1997. This change was due to (i) a decrease in interest expense of $498,000, which was due primarily to a non-cash charge of $426,000 in the three months ended September 30, 1997 for amortization of a debt discount related to an outstanding note with Sirrom Capital Corporation, (ii) an increase in net interest income of $66,000 arising from investment of funds raised in the Company's initial public offering and (iii) a benefit in unrealized transaction expense that was a result of an increase in the value of the Dutch guilder relative to the U.S. dollar. The guilder is the functional currency of the Company's European branch. Net sales in 1998 denominated in currencies other than the U.S. dollar accounted for 6% of total net sales and the Company believes that its foreign currency risk is minimal at this time.

         Income taxes. The Company recorded $12,000 in income tax in the three months ended September 30, 1998, which relates to an alternative minimum tax liability arising from the nondeductibility of non-cash financing charges. In the three months ended September 30, 1997, the Company did not pay federal income taxes or recognize an income tax expense.


Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         Net sales. Net sales increased by 9% to $7,430,000 in the nine months ended September 30, 1998 from $6,800,000 in the nine months ended September 30, 1997. Net sales of MergeWorks Connectivity Products increased $427,000 or 2% to $5,094,000 in the nine months ended September 30, 1998 from $5,019,000 in the nine months ended September 30, 1997. Net sales of OEM Interface Products increased by 19% to $1,861,000 in the nine months ended September 30, 1998 from $1,567,000 in the nine months ended September 30, 1997. Net sales of Network Integration Products and Services, which includes consulting, training, and the new MergeDPM DICOM protocol analyzer software application increased by 27%, to $270,000 in the nine months ended September 30,1998 from $214,000 in the nine months ended September 30, 1997. The Company began reporting net sales of Networked Image Management Products during the nine months ended September 30, 1998 with net sales of $205,000 for MergeARK, a new medical image archival system.

         Cost of goods sold. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in the nine months ended September 30, 1998 increased to approximately 26% compared to 24% in the nine months ended September 30, 1997, primarily due to differences in product mix that reflect greater sales of lower margin products. While product mix may vary from quarter to quarter, the Company anticipates that overall, the cost of purchased components as a percentage of net sales will remain at or near the current level. Amortization of purchased and developed software increased to 7% of net sales in the nine months ended September 30, 1998 from 6% in the nine months ended September 30, 1997 due to the commencement of amortization on several completed software projects.

         Gross profit. Gross profit increased by 3% to $4,911,000 in the nine months ended September 30, 1998 from $4,784,000 in the nine months ended September 30, 1997. As a percentage of net sales, gross profit was 66% in the nine months ended September 30, 1998 and 70% in the nine months ended September 30, 1997.

         Sales and marketing. Sales and marketing expense increased by 68% to $2,703,000 in the nine months ended September 30, 1998 from $1,605,000 in the nine months ended September 30, 1997. The majority of these expenses currently relate to compensation of sales, marketing and service personnel. The Company increased its sales and marketing department staff to 21 persons as of September 30, 1998 from 13 persons as of September 30, 1997, and it increased its service personnel to 13 persons as of September 30, 1998 from five persons as of September 30, 1997. The Company expects to increase marketing expense in the fourth quarter of 1998 due to costs related to exhibiting at the annual Radiological Society of North America trade show and also continued investments in end user program initiatives.

         Product research and development. Research and development expense increased by 27% to $1,441,000 in the nine months ended September 30, 1998 from $1,133,000 in the nine months ended September 30, 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to increase its research and development expenditures.

         General and administrative. General and administrative expense increased by 71% to $1,863,000 in the nine months ended September 30, 1998 from $1,090,000 in the nine months ended September 30, 1997. The increase was due to:
(i) additional expenses associated with operating as a publicly held company,
(ii) expenses related to expanded administrative services at its European branch including hiring additional personnel, and (iii) establishment of an information services group responsible for internal computer systems. The rate of increase in general and administrative expense has begun to moderate in the second half of 1998. General and administrative expense is expected to continue to increase in dollar terms; however, it is expected to decrease as a percentage of sales as sales increase.

         Total other expense, net. Total other expense was $(205,000) in the nine months ended September 30, 1998 versus $598,000 in the nine months ended September 30, 1997. This change resulted from (i) a decrease in interest expense of $530,000, which was due primarily to a non-cash charge of $426,000 in the three months ended September 30, 1997 for amortization of a debt discount related to an outstanding note with Sirrom Capital Corporation and (ii) an increase in interest income of $206,000 from investment of funds raised in the Company's initial public offering, which occurred on January 29, 1998.

         Income taxes. The Company recorded $12,000 in income tax in the nine months ended September 30, 1998, which relates to an alternative minimum tax liability arising from the nondeductibility of non-cash financing charges. In the nine months ended September 30, 1997, the Company did not pay federal income taxes or recognize an income tax expense.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by (used in) operating activities was $(2,283,000) in the nine months ended September 30, 1998 compared to $218,000 in the nine months ended September 30, 1997. In the nine months ended September 30, 1998, the Company incurred a net loss of $903,000 and incurred depreciation and amortization expense of $799,000. Significant changes in assets and liabilities in the nine months ended September 30, 1998 include an increase in inventory of $878,000, reflecting components purchased in anticipation of higher sales; a $790,000 reduction in accounts payable achieved using a portion of the proceeds of the IPO; and an increase in accounts receivable of $432,000 due to an increase in net sales.

         Investing activities include net additions to capital equipment of $637,000 and $262,000, and additions to capitalized software development of $1,132,000, and $744,000 both in the nine months ended September 30, 1998 and September 30, 1997, respectively.

         Cash provided by financing activities for the nine months ended September 30, 1998 and September 30, 1997 was $8,169,000 and $1,156,000,
respectively. Cash provided by financing activities in the nine months ended September 30, 1998 consists primarily of net proceeds of the initial public offering, which occurred on January 29, 1998. In the nine months ended September 30, 1997, the Company received cash of $2,000,000 from a loan agreement with Sirrom Capital and applied $655,000 of the proceeds to repayment of a revolving credit facility with Biltmore Investors Bank, which were part of the Company's total principal payments of $1,223,000.

         The Company had cash and cash equivalents of $4,545,000 and $428,000, and working capital (deficits) of $7,627,000 and $(1,972,000) at September 30, 1998 and December 31, 1997, respectively. The increase in working capital was due to the increase in cash and repayment of certain current liabilities with proceeds of the IPO.

         The Company believes that the net proceeds from the initial public offering in 1998, together with internally generated funds will satisfy for at least 12 months the Company's projected requirements for sales and distribution, research and development, working capital and commitments under its employment agreements with its European employees (all of which the Company believes to be at fair market wage rates) and with Mr. Mortimore, the Company's President and Chief Executive Officer, under the terms of which the Company is obligated to pay Mr. Mortimore an annual salary of $160,000. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company subsequently elects to use funds for acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain additional bank financing or other credit facilities. There can be no assurance that the Company will be able to sell such securities or obtain such credit facilities on acceptable terms in the future, if at all. The sale of additional equity or debt securities could result in additional dilution to the Company's shareholders.

         The Company is currently negotiating with Bank One to arrange for a line of credit. Completion of the loan is subject to finalizing mutually acceptable loan documents.

YEAR 2000


         In the year 2000, many existing computer programs that use only two digits, rather than four, to identify a year in the date field could fail or create erroneous results if not corrected.

         As part of Merge's comprehensive approach to assessing the impact of Year 2000 issues, we have obtained Year 2000 compliance statements from suppliers of all Merge manufacturing equipment, critical facilities equipment and internal business systems. We also have also commenced a program to verify that our suppliers of services and products have effective Year 2000 Compliance processes. This will help ensure that our business systems will also operate reliably before, during, and into the new millennium.

         All Merge Technologies software products have been tested internally for Year 2000 compliance. The following product lines have been determined to meet the Company's Year 2000 compliance criteria: MergeCOM, MergeAPS, MergeXPI, MergeARK, and MergeDPM. The only exception to full Year 2000 compliance is MergeMVP.

         MergeMVP products are reviewed on an ongoing basis to assess Year 2000 compliance. An MVP normally transmits data in the exact form that it is received from an imaging device. The Company is offering to device manufacturers MVP upgrades that convert two-digit date to four-digit dates as an alternative for correcting Year 2000 problems inherent to the software on the imaging device.

         The first series of such upgrades has already been developed, tested and accepted by a customer. Revenues are expected beginning in January, 1999. The Company believes based on its research and successful completion of the first Year 2000 MVP upgrade that the possibility of experiencing technical delays in further MVP Year 2000 product upgrades is remote. However, if the Company does experience an unanticipated delay, it may elect to refrain from offering for sale certain upgraded MVP models. Should Year 2000 MVP development projects be canceled due to such technical delays, product development engineers would be assigned to other projects, which the Company believes would generate revenues comparable to the Year 2000 MVPs. The Company expects to evaluate progress on Year 2000 MVP development at regular intervals in order to ensure that development costs do not exceed the original estimate. Internal costs associated with upgrading legacy MVPs to convert two-digit dates to four-digit dates are expected to be less than $20,000. A Year 2000 upgrade is considered to be no more complicated than any other Merge product, so we are expecting no significant change in the rate of calls for customer support.

         The Company cannot quantify its risk for potential additional Year 2000 compliance costs at this time, but it anticipates that the effect of this computer program flaw on the operations of the Company will not be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.

         In the Company's assessment, the most reasonably likely worst case scenario caused by Year 2000 issues relates to potential redirection of hospital information technology budgets for solving Year 2000 problems unrelated to Merge product offerings. Should expenses for an institution's Year 2000 remediation exceed its budget allocation, funds that would have been invested in networking and image management products (such as those sold by Merge) may be reallocated to Year 2000 fixes. The Company may, in that circumstance, encounter delays in anticipated orders. Should order delays occur, the Company would market its products to other customers with funds available in their capital equipment budgets. Management currently believes that order delays due to external Year 2000 problems will not have a material impact on the Company's future financial performance. The Company is continuing to develop a contingency plan for maintaining revenues in the event of order delays caused by Year 2000 issues.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index

(b) No Reports on Form 8-K were filed during the third fiscal quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED



By:      /s/  William C. Mortimore                       Date: November 13, 1998
         -----------------------------------
         William C. Mortimore
         President and Chief Executive Officer

By:      /s/  Colleen M. Doan                            Date: November 13, 1998
         -----------------------------------
         Colleen M. Doan
         Chief Financial Officer, Treasurer
         and Secretary
         (Principal Financial Officer
         and Principal Accounting Officer)


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

(3) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-58973), effective August 28, 1998