Form 10KSB
period 1998-12-31
MERGE TECHNOLOGIES INC
filed 1999-03-31
CIK 944765

                                  FORM 10-KSB
[As last amended in Release No. 33-7505, effective January 1, 1999, 63 F.R.9632]
                    U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                  FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31,1998

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from .............. to ..............
         Commission file number .................................

                         Merge Technologies Incorporated
                  Name of small business issuer in its charter

  (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)     Wisconsin             Identification No.)    39-1600938


            1126 South 70th Street, Milwaukee, Wisconsin        53214-3151
            --------------------------------------------------------------
              (Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  414-475-4300
Securities registered under Section 12(b) of the Exchange Act:

 Title of each class:  Common        Name of each exchange on which registered:          NASDAQ Small Cap

Securities registered under Section 12(g) of the Exchange Act:  ............................................. (Title of class)


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

         State issuer's revenues for its most recent fiscal year.     $9,669,172

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         - The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 29, 1999 as reported on the NASDAQ Small Cap Market System, was approximately $7,330,681. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,778,216.

                       DOCUMENTS INCORPORATED BY REFERENCE
         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders, (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). The information required by Part III is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format (check one):
Yes _____         No__X___

                                      INDEX

                                                                                                  Page

PART I

Item 1.         Description of Business............................................................ 1
Item 2.         Description of Properties..........................................................11
Item 3.         Legal Proceedings..................................................................11
Item 4.         Submission of Matters to a Vote of Security Holders................................11

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters...........................12
Item 6.         Management's Discussion and Analysis...............................................14
Item 7.         Financial Statements...............................................................20
Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................36

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons.......................36
Item 10.        Executive Compensation; Compliance with Section 16(a) of the Exchange Act..........36
Item 11.        Security Ownership of Certain Beneficial Owners and Management.....................36
Item 12.        Certain Relationships and Related Transactions.....................................36
Item 13.        Exhibits and Reports on Form 8-K...................................................37

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

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

         Merge Technologies Incorporated is an international provider of clinical information systems integration solutions for healthcare organizations. Current offerings include software, hardware, and integration component products that facilitate networking and information management of image-producing and image-using devices in diagnostic radiology. A hospital or an imaging center can use Merge Technologies' components to create a communications bridge between incompatible devices, permit radiologists to use video images on electronic workstations or film as a diagnostic medium and create a diagnostic-quality electronic archive of imaging results. In addition, the Company's products can convert the data generated by medical imaging devices into concise electronic reports with relevant images that may be distributed in a health care organization's information network or included in an electronic patient record ("EPR").

         The incompatibility of the various "legacy" imaging devices in a typical radiology department or diagnostic imaging center has made the sharing of diagnostic information difficult. The Company's MergeBOX(TM) products convert the output of medical image-producing devices such as Computed Tomography ("CT") scanners and Magnetic Resonance ("MR") scanners into an industry-standard network communications protocol known as DICOM (Digital Imaging Communications for Medicine or the "DICOM standard"). The Company's component products also connect various legacy diagnostic image printers and workstations and other image-using devices to a DICOM network. The Company's MergeCOM(TM) communications software is used worldwide by most medical imaging device manufacturers to build DICOM into new scanners and image-using devices.

         Other Merge products store DICOM images into a permanent electronic archive, facilitate the creation of electronic reports containing relevant diagnostic images, and manage the secure distribution of reports via fax or an intra/extranet. In addition, the Company also provides consulting services to assist customers in the planning and implementation of electronic imaging information systems.

         Radiology departments and diagnostic imaging centers and their customers benefit from the Company's solutions in a variety of ways including:
(i) networking of multiple image-producing and image-using devices eliminates redundancy, resulting in reduced capital equipment expenditures; (ii) permanent electronic archives of diagnostic-quality imaging results can be created, enabling the retrieval of these images and reports at any time in the future;
(iii) the modular architecture of the Company's products allows radiology departments and other diagnostic imaging centers to build their electronic image management systems in an incremental, flexible and cost-effective manner;

and (iv) with the continued development of health care information technology, diagnostic images and reports collected and managed with the Company's technology can readily be incorporated into a patient's EPR.

INDUSTRY BACKGROUND

         In recent years, managed care has been applied to health care in an effort to introduce increased efficiency to the health care delivery system. Any attempt to increase efficiency requires a dramatic improvement in the exchange of information between the various participants in the health care delivery system. The EPR is the concept of a patient-specific repository of medical and financial information that can be accessed by various participants in the health care delivery system, including, but not limited to, attending and consulting physicians, insurance providers, medical laboratories, pharmacies, and the various departments of a hospital, clinic, nursing home or other care providing organization

         The health care industry is working to automate the collection and storage of clinical and financial data within the various departments of health care institutions, and, ultimately, to create an EPR by connecting such departments into an electronically networked system. In a national survey of health care information professionals conducted in February of 1997 by the Health Information Management Systems Society ("HIMSS") and the Hewlett-Packard Company ("Hewlett-Packard"), the 1997 HIMSS/Hewlett-Packard Leadership Survey, twenty percent of those professionals indicated that their information technology budgets would grow by more than fifty percent in the following two years and sixty-nine percent indicated that their budgets would grow by more than ten percent in the following two years. Fifty percent of respondents indicated that upgrading their information technology infrastructure and integrating existing systems from multiple vendors were their current top priorities.

         Recently developed health care information technology has greatly improved the electronic management of textual and numeric data but, with the exception of picture archiving and communication systems ("PACS"), such systems still lack the ability to acquire, store and manage electronically the large number of diagnostic images produced by radiological examinations. While a large-scale PACS would permit electronic image transmission, storage, retrieval and display, such systems have not been widely accepted by the diagnostic imaging community for several reasons, including: (i) a PACS is usually very expensive, with a complete PACS for a hospital radiology department or diagnostic imaging center performing 150,000 procedures per year frequently costing over $6 million; (ii) the existing inventory of legacy image-producing and image-using devices cannot typically be cost-effectively integrated into a PACS thereby negating the department's previous capital expenditures; (iii) the unedited data output of a PACS may overload an institution's communications network due to the large number of images generated by a typical imaging study; and (iv) the preference of most radiologists to use "hard copy" film for diagnostic purposes rather than a "soft copy" diagnosis on video display terminals of a typical PACS. Accordingly, the distribution of medical images has continued to be a manual, labor-intensive and inefficient process based on the sharing of a single patient film jacket filled with individual film sets.

         Electronic image management is made especially difficult due to the incompatibility of the communications protocols and data formats between medical imaging devices produced by different OEMs. The OEMs that dominate the US and international markets for medical image-producing equipment are the GE Medical Systems Division of the General Electric Company ("GE"), Philips Medical Systems Nederland B.V. ("Philips"), Picker International, Inc. ("Picker"), Siemens A.G. ("Siemens") and Toshiba Corp. ("Toshiba"). The OEMs that dominate the U.S. and international markets for medical image-using equipment are Sterling Diagnostic Imaging, Inc. ("Sterling"), the Eastman Kodak Company ("Kodak"), Agfa-Gevaert N.V. (a division of Bayer Corporation) ("Agfa"), Fuji Photo Film Co., Ltd. ("Fuji") and Konica Medical Corporation ("Konica"). Such OEMs historically designed their medical imaging devices to include proprietary communications protocols and internal data formatting technology unique to each company's products.

         To date, no single OEM has been able to maintain a commanding technological position in all facets of diagnostic imaging. Generally, medical institutions have focused on diagnostic quality, cost, reliability or other attributes of specific devices in making their capital expenditure decisions rather than on acquiring a full suite of equipment from a single OEM. As a result, the existing equipment base includes numerous OEM-specific communications protocols and data formats that have historically precluded devices manufactured by different OEMs, and sometimes by the same OEM, from communicating with each other or with various image-using devices.

         This incompatibility has typically required the purchase of redundant hardware systems, thereby increasing costs. For example, a separate medical film printer or workstation usually must be connected directly to each digital x-ray, MRI or CT device in a hospital radiology or other diagnostic imaging center department instead of being shared by several such devices.

         In non-medical communications network environments, equipment owners, systems integrators and competing OEM vendors have been relatively free to modify proprietary equipment in order to make such equipment connect with devices manufactured by third party OEMs. However, after-market modification of medical imaging devices generally is not practical, since such devices are subject to government regulation due to patient safety concerns. Further, OEMs have the ability to void the warranty on their equipment if modified by third parties not approved by the OEM.

OEM SUPPORT AGREEMENTS

         In recent years, OEMs have increasingly recognized that their OEM-specific communications protocols and data formats of their legacy devices have interfered with the connectivity needs of their customers. The Company has successfully negotiated agreements under which such OEMs have supplied the Company with the technical specifications and software algorithms necessary for communicating with these legacy products. Such OEMs have additionally agreed to notify the Company of any updates to their technical specifications and software. Currently, the Company has signed agreements with over 20 OEMs including GE, Philips, Picker, Siemens and Toshiba, representing more than 90% of the diagnostic imaging device market. These agreements have permitted the Company to develop products that directly address the connectivity problems associated with legacy image-producing and image-using devices. The Company considers its access to the proprietary communications protocols and the data formatting technologies of these OEMs, while not exclusive, to be a substantial competitive advantage for its business.

NETWORK COMMUNICATIONS PROTOCOLS FOR MEDICAL IMAGING APPLICATIONS

         In order to solve the imaging device connectivity problem and eventually to replace the proprietary communications protocols and data formats discussed above, a joint committee of the American College of Radiology ("ACR") and the National Electrical Manufacturers' Association ("NEMA") was formed in 1984 to create an open standard method of describing and communicating medical images over a network. The joint committee includes representatives of many of the major companies in the medical imaging industry including Siemens, Philips, GE, Picker, Kodak, Agfa, and the Company. Version 3.0 of the DICOM standard was released in 1992 and has become the first medical data communications standard to be adopted worldwide. Recently ACR and NEMA agreed to create an independent DICOM Standards Committee to continue the ongoing work of developing DICOM. The contents of the DICOM standard are determined by the consensus of the membership of the DICOM Standards Committee, which now includes representatives of biomedical professional organizations, manufacturers, trade associations, other standards development organizations, and governmental agencies worldwide. The activities of the Committee are administered by NEMA, and the Committee owns the DICOM standard. The development and use of DICOM has made possible the efficient collection and management of clinical data that is produced and used by medical imaging devices.

         William C. Mortimore, the Company's President, has been a member of the ACR/NEMA joint committee since its establishment in 1984. In addition, several other Company employees, as well as employees of certain of the Company's competitors, occupy leadership positions on this committee and the Standard's working groups. The Company has found that its leadership in the setting of standards for medical communications protocols has provided important technological and strategic insights that have facilitated the successful development and deployment of its products and services.

PRODUCTS AND SERVICES

         The Company's products and services available today include: (i) MergeWorks(TM) Connectivity Products --for retrofitting legacy medical image-producing and image-using devices thereby rendering such devices capable of communicating over a DICOM network; (ii) OEM Interface Products -- connectivity software tool kits and interface board products that enable original equipment manufacturers ("OEMs") to manufacture new radiology image-producing and image-using devices capable of directly communicating with the DICOM standard; (iii) Networked Image Management Products - networked DICOM-compatible products which provide for the selection, processing, storage and distribution of specific diagnostic images and associated information, and the integration of the imaging department with the EPR; and (iv) Clinical Systems Integration Services -- systems integration for the design and installation of DICOM networks and information systems, including training, design assistance, testing, and project management services.

MergeWorks(TM) Connectivity Products

         The Company sells MergeWorks(TM) Connectivity Products for retrofitting legacy medical image-producing and image-using devices thereby rendering such devices capable of communicating over a DICOM network. These products address the incompatibility of proprietary communications protocols used by medical image-producing and image-using devices by converting the output from a customer's existing equipment base of image-producing devices into the DICOM standard format. Once in DICOM, such data can be made generally available on a network and can be converted into the particular proprietary language required by any image-using device on the network. The Company's MergeWorks Connectivity Products permit an institution to continue to benefit from its often substantial installed base of legacy equipment and devices and realize the efficiencies of a network without incurring a large up-front capital cost as would be the case with a large scale PACS solution. The Company's MergeWorks Connectivity Products include:

          Image Acquisition - MergeBOX(TM) -- The Company developed and introduced its first MergeBOX in 1989. The MergeBOX converter comprises software and hardware that transforms data generated by legacy image-producing devices into the DICOM standard or other desired formats. Image data converted by the MergeBOX into DICOM can be transmitted over a network for (i) printing on a DICOM-networked laser film printer; (ii) processing, manipulation and viewing at video display stations; (iii) remote access to images for telemedicine, the practice of medical diagnostics and recommendation of treatment from remote locations by the use of telecommunications; and (iv) incorporation of images into an electronic image information management system or an EPR. MergeBOX is available for hundreds of different models of diagnostic image-producing devices.

         Image Printing - MergeAPS(TM) -- The MergeAPS print server permits DICOM formatted data to be converted into the proprietary language of a wide variety of legacy medical laser film printers. The MergeAPS print server plays a key role in transforming stand-alone medical laser film printers to shared devices on a network, thereby eliminating the need for individual printers for each image-producing device. In addition, the MergeAPS print server contains a limited storage capacity permitting images to be retained for a short period of time for re-printing.

OEM Interface Products

         The Company sells software tool kits and interface board products that it uses in its own products to other OEMs, allowing them to manufacture new radiology image-producing and image-using devices capable of directly communicating with the DICOM standard. The Company's OEM Interface Products include:

         OEM Connectivity -- MergeCOM-3(TM) Software -- The MergeCOM-3 software tool kit permits OEMs to design image-producing and image-using devices capable of communicating directly in the DICOM format thereby rendering such equipment network-ready and avoiding the need for the MergeBOX. The Company has over 180 licensing agreements with OEMS of imaging devices. The MergeCOM-3 software tool kit is available for over 35 different computer platforms, representing nearly all of the technologies currently employed in medical imaging devices.

         OEM Connectivity -- Interface Boards -- The Company's board level interface products are sold to OEMs that want to build into their products at the design stage the ability to connect to other OEMs' proprietary systems, with or without DICOM conversion. The Company's interface boards are also an integral part of several of the Company's products such as some models of the MergeBOX converter and the MergeAPS print server. Direct sales of interface boards to OEMs for inclusion in their own equipment permits the Company to achieve economies of scale in interface board production.

    Networked Image Management Products

         Image Storage -- MergeARK(TM) -- The MergeARK DICOM image archive plugs into a DICOM-compatible network. MergeARK can acquire images and related clinical information from any number of image sources including image-producing devices, displays and workstations and laser filmer print servers. Images can be stored permanently, in diagnostic quality on CDs or other archival media, for later retrieval over the network, for such applications as film reprints, supporting the EPR and telemedicine. Without the DICOM standardization provided by the Company's products, each incompatible device would require its own dedicated archive. The MergeARK digital image archive is fully scalable: a user can upgrade the size of the archive incrementally through the installation of additional modular storage devices.

         Image Management -- CaseWorks(TM) -- The CaseWorks radiology workflow management tool builds on the Company's MergeWorks product line to manage the large volume of image data generated in radiology departments and other diagnostic imaging centers and to facilitate the integration of such data into the EPR. Because of their clinical expertise and diagnostic experience, radiologists are best positioned to determine specific images that are pertinent for inclusion in the patient file from among the large number of images generated for a patient. Historically, radiologists have favored the use of film rather than computer workstations for diagnosis. The CaseWorks management tool directly addresses this preference by allowing radiologists to continue to use film as a primary diagnostic medium while facilitating the electronic selection of images for inclusion in the EPR. During the process of collecting and preparing images for printing on film for diagnosis, each image is assigned a unique, machine-readable identifier (similar to a bar code) which is printed next to each image. A radiologist can prepare a case by selecting the images to be included in the EPR using the MergePoint hand-held device. Thereafter, the selected images can be retrieved, along with the text report, from the MergeARK archive by various participants in the health care system. The CaseWorks management tool also supports dictation within the MergePoint hand-held device. The Company added dictation as a feature to the first CaseWorks product release, and therefore delayed development beyond the originally scheduled 1998 release date. CaseWorks is in clinical trial, and is expected to be available for sale in the second quarter of 1999.

         In 1996, in anticipation of the introduction of the CaseWorks management tool, the Company entered into an agreement with a technology supplier under which the Company was granted a worldwide exclusive license to duplicate and distribute decoding software embedded in hand-held readers. The Company was also granted a worldwide exclusive license to duplicate and distribute encoding software used by the Company in recording identifying marks on x-ray film. Exclusivity under this agreement will lapse on November 1, 2000. Thereafter, in the event that the Company ceases to distribute both licensed products for a period of twenty-four months, any license in effect will automatically terminate. The Company has been granted two United States patents related to the CaseWorks and also has patents pending in several foreign countries. See "Intellectual Property."

         Image Management - ReportWorks(TM) (previously described as Report Manager)- The Company is developing a report server for automated assembly and secure distribution of radiology reports containing text and pertinent diagnostic image data, such as those provided by CaseWorks. These reports can be published in a variety of media including facsimile, telemedicine and hypertext markup language (HTML), a format for intranet and internet applications. The development of ReportWorks was delayed as lower than expected sales caused the Company to redirect available cash away from this project. The Company expects ReportWorks to be available for sale by the end of 1999.

         Management Information Integration - TechWorks(TM) -- Accurate identification of a particular patient's images is paramount for electronic image information management and inclusion of images in an EPR. TechWorks, as a stand-alone plug-in component or as an upgrade to an existing MergeBOX, will allow the technologist operating an image-generating device to interact with the hospital information system to insure accuracy in the scheduling, registration and data capture of a particular patient's imaging study. TechWorks is expected to be available for sale in the second quarter of 1999.

         Information Integration - MergePort(TM) - MergePort is a plug-in electronic gateway that allows patient registration and demographic information from hospital information systems to be shared with a DICOM imaging network, and reports and images from a DICOM imaging network to be shared with a hospital information system. MergePort is in clinical trial and is expected to be available for sale in the second quarter of 1999.

Clinical Systems Integration Services

         Since 1996, the Company has offered clinical systems integration services to radiology departments, imaging centers, OEMs and VARs. Such services include PACS consulting, DICOM training, DICOM conformance testing and project management. The Company's consultants and trainers are active participants and leaders in the DICOM, HL-7 and other medical standards committees. This activity promotes the image of the Company as a solution provider, and facilitates the sale of the Company's component products.

STRATEGY

         The Company's goal is to become a leading provider of connectivity and information management solutions that facilitate the integrating of medical imaging devices into complete medical imaging information management systems. The Company intends to achieve this objective through the implementation of the following strategy:

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

    Sell Networked Image Management Products to users of DICOM networks.

         The Company is developing Networked Image Management Products that enable radiologists to select and mark for retrieval specific selections of medical imaging data. These products are anticipated to reduce the amount of data required to be shared over a network and facilitate the development of the EPR. The Company expects to market these products to radiology departments and other diagnostic imaging centers that are already connected to a DICOM network, including networks provided by the Company.

    Sell Clinical Systems Integration Services.

         The Company offers its customers Clinical Systems Integration Services that range from training and consulting engagements without any sales of the Company's component products to the project management of a large-scale system consisting of products from the Company and other vendors.

    Expand the Company's Product and Service Offerings to Other Image-Intensive Departments in Medical Institutions.

         Many devices in medical institutions produce or use images that need to be viewed, transmitted and stored. Departments that use devices of this type include radiotherapy, endoscopy, pathology, urology, mammography and dialysis. The Company already has a prominent position in radiotherapy as a supplier of DICOM technologies to the majority of vendors.

         The Company believes that machines used by radiology and such other departments will ultimately be connected to the hospital's information network and that images produced by these machines will eventually be stored in an EPR. The Company intends to develop connectivity products for such devices by applying its expertise in standardized communications protocols to bridge the gap between DICOM and HL-7, the developing standard for hospital information technology networks, and by leveraging its strong relationships with the manufacturers of medical image-producing and image-using devices. Certain employees of the Company have been: (i) members of the ACR/NEMA DICOM standard setting joint committee since its formation in 1984; (ii) active members of the HL-7 standard setting committee for hospital administrative information networks since 1994; and (iii) core members of the Andover Working Group since 1997. Employees of certain competitors maintain membership in the HL-7 committee, but no employees of the Company's competitors are core members of the Andover Working Group. The Andover Working Group, sponsored by Hewlett-Packard, was formed in 1995 to develop specific implementations of medical data communication standards. The primary activities of the Andover Working Group have been conducted by approximately twenty-five core members. The core members that represent diagnostic imaging are Philips and the Company. The initial accomplishment of the Andover Working Group has been agreement on an implementation of a subset of HL-7.

    Expand the Company's System Solutions Approach to Europe and the Far East

         Historically the Company has sold a substantial amount of its component technologies to OEM and VAR customers outside the United States. Foreign OEM/VAR sales accounted for 40% of total OEM/VAR sales in 1998.

         The system solutions approach has contributed strongly to the overall growth of the Company and has accounted for 30%, 55% and 69% of total domestic sales in 1996, 1997 and 1998, respectively. In 1998, the Company deployed sales personnel in Germany and the Netherlands to extend sales of system solutions to the European Union. Three sales people are focused on sales of system solutions in Europe as of March 26, 1999. Depending on the level of success, the Company intends to expand this approach in the Far East.




SALES, MARKETING AND DISTRIBUTION

         The Company markets its products and services to four types of customers: (i) OEMs that typically design and manufacture standard model devices such as MRI, CT and CR (computed radiography) scanners, and digital x-ray machines and other products that are not customized by the OEM for the individual customer; (ii) VARs that design and implement customized solutions, typically utilizing products manufactured by third parties, for their customers' particular needs; (iii) dealers that act as retail distributors to end-users of products manufactured by third parties; and (iv) end user customers that purchase clinical information systems directly from the Company. The medical imaging device market is dominated by a limited number of high volume vendors with multiple divisions. As a result, depending on the specific product being sold and how it will be utilized, different divisions of a single customer, each with separate relationships with the Company, may fall into more than one of the types of customers listed above.

         The Company markets its MergeWorks Connectivity Products to VARs, dealers and end-users. The MergeWorks Connectivity Products enable VARs to connect the image-producing and image-using devices manufactured by different OEMs into the customized solutions that they market to their customers. Dealers market the MergeWorks Connectivity Products directly to end-users typically as part of a catalog of medical imaging related products.

         The Company markets its Networked Image Management Products to dealers and end-users as information management tools to be used over a radiology department's network.

         The Company markets its MergeCOM-3 software tool kit directly to OEMs through more than 180 licensing agreements with such OEM/VARS. Utilizing the MergeCOM-3 software tool kit and the Company's interface boards, OEMs are able to build DICOM capability directly into their products at the design stage. To a more limited extent, the Company licenses the MergeCOM-3 software tool kit to end-users that have in-house systems integration capability.

         The Company's marketing relationships with OEMs are based in large part on its long-standing relationships with the engineering and research and development personnel of such OEMs. Such relationships have grown from the Company's past success in negotiating OEM Support Agreements (see "OEM Support Agreements") with such OEMs and the Company's participation in the ACR/NEMA DICOM joint committee. Because of the limited number of medical imaging device OEMs, the Company relies heavily on repeat sales to such OEMs. The Company's marketing efforts with respect to VARs are focused on direct sales efforts and advertising to the sales engineering personnel of such VARs that design and sell customized end-user solutions. The Company has worked to leverage its relationships with the technical personnel of such VARs to support its VAR sales efforts. At December 31, 1998 the Company employed four sales professionals to market to OEMs and VARs. Net sales to OEMs and VARs accounted for 70% of the Company's net sales in 1996, 59% for 1997 and 50% in 1998.

         The Company's end-user sales initiative is predominantly focused on sales through dealers. The Company has cultivated relationships with dealers that permit Company personnel to participate in presentations to potential customers. Pursuant to such relationships, once an end-user sale is made, the Company sells its products to the dealer for resale to the end-user. The Company markets to dealers and end-users through direct sales efforts, advertising and repeat business generated by its customer support efforts. At December 31, 1998, the Company employed eight sales professionals that market to dealers and end-users. Net sales to end-users accounted for 30% of the Company's net sales in 1996, 41% for 1997 and 50% for 1998. The Company believes that net sales to end-users as a percentage of total net sales will increase in the future.

         The Company supports its general marketing efforts by exhibiting its products directly to customers in major trade shows, through its Internet site and through direct customer support. With respect to trade shows, the Company exhibits its products at the Radiological Society of North America annual meeting and the European Congress of Radiology and occasionally other regional trade shows. Because the medical imaging industry is dominated by a few large participants, such trade shows, which employees of most such participants attend, are viewed by the Company as an integral part of its marketing strategy.

         The Company's Internet site (www.merge.com) was established in 1995 and currently averages approximately 70,000 hits per month and provides access to the Company's marketing materials, technical product information and its technical support staff.

         The Company's technical support staff conducts a service training course for OEM and VAR personnel on a regular basis, providing the Company's customers with the expertise needed to install and support the Company's products. The Company seeks to respond quickly to customer requests for technical support and service through a telephone hotline, on-line remote service support, which is a capability built into the MergeWorks Connectivity and Networked Image Management Product lines, and overnight exchange of defective parts or products. The Company provides a limited one-year parts or factory repair warranty on its products. Although the Company's warranty policy permits customers to return the Company's products in the event of malfunction, product returns to date have not been significant.

         An important component of the Company's business plan includes increasing sales to customers located outside the United States. The Company operates a sales office in the Netherlands and, as of December 31, 1998, employs twelve full-time staff in Europe who perform sales and technical customer support roles. The Company also has engaged a full time consultant in Japan to perform sales and customer support roles.

         The Company sells a majority of its products to a relatively limited number of OEMs, VARs and dealers. Aggregate sales to the Company's ten largest customers represented approximately 68% of the Company's net sales in 1996, 74% in 1997 and approximately 70% in 1998. During 1997, Picker and Philips accounted for approximately 23% and 14%, respectively, of the Company's net sales. For 1998, Picker and Konica accounted for approximately 18% each of the Company's net sales. There can be no assurance that the Company's current customers will continue to place orders with the Company or that the Company will be able to obtain orders from new customers. The loss of any one or more of the Company's major customers could materially adversely affect the Company's business and operating results.

MANUFACTURING

         The Company's manufacturing activities consist primarily of assembling and testing hardware components and subassemblies acquired from vendors, and loading and testing the Company's software products. Certain components are designed by the Company to its specifications and manufactured by outside vendors. The Company operates under the Good Manufacturing Practices promulgated by the FDA and is a registered medical device manufacturer. In addition, the Company has recently received ISO 9001:EN46001 certification for its design and development, production, installation and servicing processes.

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

         In the application of MergeWorks Connectivity Products specifically for hardcopy film networks, which includes MergeAPS and MergeBOX products, the Company competes with film vendors, including Kodak, Agfa, Sterling and Imation. However, since the MergeAPS print server works with any of the laser film printers available from these vendors, these companies have also purchased the Company's products when they have needed networked filming solutions involving their competitors' products. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets. In addition, although many PACS manufacturers are currently customers of the Company, the Company faces competition from PACS manufacturers. The Company could face competition from networking equipment and telecommunications manufacturers if these companies were either to develop DICOM capability for their products or purchase products which provide DICOM capability from one of the Company's competitors.

         The Company could also face competition from a number of companies in the health care information technology sector, including, without limitation, Dynamic Healthcare Technologies, Inc. and Lanvision Systems, Inc. Many of the Company's current and potential competitors have greater resources than those of the Company in areas including finance, research and development, intellectual property and marketing. Many of these competitors also have broader product lines and longer standing relationships with medical imaging customers than those of the Company.

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

INTELLECTUAL PROPERTY

         The Company received U.S. Patent number 5,740,248 for Caseworks on April 14, 1998 and will receive a second patent in April, 1999. The Company has also filed a Regional European patent application and foreign patent applications on CaseWorks in Australia, Canada, Czech Republic, Finland, Japan, Korea, New Zealand and Norway. However, the Company generally does not rely on patent protection with respect to its products. Instead, the Company relies on a combination of copyright and trade secret law, employee and third party nondisclosure agreements and other protective measures to protect intellectual property rights pertaining to its systems and technology. There can be no assurance, however, that applicable copyright or trade secret law or these agreements will provide meaningful protection in the event of any unauthorized use, misappropriation or disclosure of the Company's copyrights, trade secrets, know-how or other proprietary information.

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

         The FDA generally requires that a manufacturer seeking to market a new medical device or an existing medical device for a new indication obtain either a premarket notification clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the "FDC Act") if the product is substantially equivalent to a product existing at May 28,1976, or a premarket approval under the FDC Act ("PMA") prior to the introduction of such product into the market. Certain medical devices are exempt from premarket notification clearance by the FDA. Material changes to existing medical devices are also subject to FDA review and clearance or approval prior to commercialization in the United States. The Company is currently relying on the Section 510(k) premarket notification method to obtain governmental clearance ("510(k) clearance") to market its medical devices in the United States.

         Although it is believed to be a shorter, less costly means of satisfying the requirements of the FDC Act than the process to obtain a PMA, the process of obtaining a 510(k) clearance generally requires supporting data, which can be extensive and extend the regulatory review process for a considerable length of time. All models of the Company's systems that are commercially available, other than the software toolkits, have received 510(k) clearance. The software toolkits are not freestanding products and are incorporated as components of other medical devices. The manufacturer of the completed medical device is responsible for obtaining any required clearance or approval from the FDA. The CaseWorks management tool and the MergePort and Report Works integration tools are currently under development. Their regulatory status and premarket submission requirements will be determined when product development is completed. There can be no assurance that 510(k) clearance, if necessary, for any future product or modifications of existing products will be granted by the FDA within a reasonable time frame, if at all. Furthermore, the FDA may require that a request for 510(k) clearance be supported by data from clinical trials demonstrating "substantial equivalence" and the safety and effectiveness of the device, which may prolong the Section 510(k) notification review period for a particular device or may result in a finding that the product does not meet the substantially equivalent test, so that a full PMA could be required.

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

EMPLOYEES

         As of December 31, 1998, the Company had 85 employees, including 28 employees in research and development, ten in manufacturing, 14 in quality control, service and support, 12 in sales, ten in sales and marketing support activities and 11 in general administration and finance. Twelve of the Company's full-time employees reside in Europe performing sales and technical customer support roles. The Company also relies on several part-time employees and consultants. None of the Company's employees is represented by a collective bargaining agreement nor has the Company experienced a work stoppage. Management believes that the Company's relationship with its employees is good.

ITEM 2.       DESCRIPTION OF PROPERTIES

         The Company's principal facilities are located in Milwaukee, Wisconsin, in an approximately 14,000 square-foot office leased through September 2004 at a rate of approximately $213,000 per year. The Company also leases a sales, administrative and service support office in Nuenen, The Netherlands. The Company anticipates that additional space will be required as its business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not involved in any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock commenced trading on the Nasdaq Small Cap Market System on January 29, 1998, under the symbol MRGE.

         The following table sets forth for the periods indicated, the high and low closing sale prices of the Company's common stock as reported by Nasdaq.

COMMON STOCK MARKET PRICES
1998                                            4th Quarter        3rd Quarter         2nd Quarter        1st Quarter
------------------------------------      -------------------------------------- ------------------ ------------------
High................................           $2.000             $3.938             $6.500             $6.563
Low.................................           $0.938             $1.375             $3.125             $6.000


         According to the transfer agent records, the Company has 107 stockholders of record as of March 19, 1999. The Company estimates that there are in excess of 1,200 beneficial holders of its Common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         In January 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, H.C. Wainwright & Co., Inc. exercised an overallotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000. The net proceeds of the offering were used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital
Venture Partners at $1.90 per share and to terminate unexercised warrants held by Sirrom Capital for $196,000. In 1998 the Company also applied approximately $5,000,000 of the net proceeds to general working capital.

         In 1995 and 1996, the Company issued an aggregate of 1,229,148 shares of its Common Stock to 29 accredited investors in a private placement at $1.48 per share. The Company received consideration in connection with this private placement of $205,000 in 1995 and $1,610,000 in 1996. In connection with such private offering, Robert T. Geras, a Director of the Company, purchased 182,848 shares at the same price offered to other investors. Mr. Warren B. Cozzens, a former director, also purchased 257,342 shares in this private offering. These amounts reflect the total offering price. There were no underwriting discounts or commissions in this sale. This sale was exempt from registration as a non-public offering of securities under Regulation D, promulgated under
Section 4(2) of the Securities Act. No general solicitation or general advertising was made in connection with this private placement, and each of the purchasers in this private placement had the opportunity to ask questions of officers of, and to obtain information from, the Company.

         Effective May 1996, the Company converted $222,712 of $686,064 subordinated and junior subordinated notes of indefinite maturity and bearing interest at a rate equal to the prime rate plus 3% for the subordinated notes and prime rate plus 4% for the junior subordinated notes payable to Mr. Geras, Mr. Cozzens, Mr. Mitchell D. Goldsmith, Mr. Phillip J. Hanrahan, Mr. Thomas Jennings, Ms. Mary Jennings, Mr. Christopher Kalmus, Mr. Henry Kuehn, Mr. Jeffrey Lane, Mr. Michael Lechter, Mr. Terry Mikkelson, Mr. Michael Regenfuss, Mr. Luke E. Sims, and Mr. Frederick P. Stratton, Jr. (the "Shareholder Notes") and related accrued interest into 191,766 shares of Common Stock. In addition, the Company discharged the remaining $463,352 of the Shareholder Notes and related accrued interest to Alpha Capital Venture Partners with the issuance of 33,861 shares of Common Stock and a cash payment of $375,000. This sale was exempt from registration as a non-public offering of securities under Regulation D, promulgated under Section 4(2) of the Securities Act.

         Effective July 7, 1996, the Company's shareholders approved and adopted the 1996 Stock Option Plan for employees of the Company (the "1996 Plan") which currently provides for the grant of options to purchase, in the aggregate, up to 1,015,826 shares of Common Stock. The 1996 Plan provides for the grant to employees of incentive stock options ("ISOs") and non-qualified stock options. As of the date hereof, options to purchase 908,806 shares of Common Stock at exercise prices ranging from $1.48 to $6.00 per share have been granted and are outstanding under the 1996 Plan. The transaction described above was exempt from registration under Rule 701, promulgated under Section 3(b) of the Securities Act.

         On June 30, 1997, Registrant entered into a Loan Agreement, as modified by the Merge/Sirrom Revised Modification Agreement dated as of October 30, 1997 (the "Sirrom Note Agreement") with Sirrom under which it issued (1) a Secured Promissory Note dated June 30, 1997 in favor of Sirrom in the principal amount of two million dollars ($2,000,000) (the "Sirrom Note"), and (ii) a Stock Purchase Warrant issued to Sirrom dated June 30, 1997, as modified by the Merge/Sirrom Revised Modification Agreement dated as of October 30, 1997 (the "Sirrom Warrant"). In connection with and in consideration of the Sirrom Note Agreement, Sirrom was granted the right to acquire for nominal consideration, a base amount of 145,256 shares of the Common Stock.

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

         The issuance of the Sirrom Note and the Sirrom Warrant were exempt from regulation under Section 4(2) of the Securities Act.

         Effective January 28, 1998, the Company established a stock option plan for nonemployee directors of Merge Technologies Incorporated which provides for the granting of a maximum of 100,000 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant and expire 10 years and one day from the date of grant. On February 4, 1998, 60,000 options were granted under this plan, which vest as to one third of such shares on each of the first, second and third anniversaries of the date of issuance.

         Except as otherwise indicated, the transaction described above were exempt from registration under Section 4(2) of the Securities Act. No general solicitation or general advertising was made in connection with any of the transactions described above, and each of the purchasers in these transactions had the opportunity to ask questions of officers of, and to obtain information from, the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Merge Technologies Incorporated is an international provider of clinical information systems integration solutions for healthcare organizations. Current offerings include software, hardware, and integration component products that facilitate networking and information management of image-producing and image-using devices in diagnostic radiology. A hospital or an imaging center can use Merge Technologies' components to create a communications bridge between incompatible devices, permit radiologists to use video images on electronic workstations or film as a diagnostic medium and create a diagnostic-quality electronic archive of imaging results. In addition, the Company's products can convert the data generated by medical imaging devices into concise electronic reports with relevant images that may be distributed in a health care organization's information network or included in an electronic patient record ("EPR").

        The Company's products and services available today include: (i) MergeWorks(TM) Connectivity Products --for retrofitting legacy medical image-producing and image-using devices thereby rendering such devices capable of communicating over a DICOM network; (ii) OEM Interface Products -- connectivity software tool kits and interface board products that enable original equipment manufacturers ("OEMs") to manufacture new radiology image-producing and image-using devices capable of directly communicating with the DICOM standard; (iii) Networked Image Management Products - networked DICOM-compatible products which provide for the selection, processing, storage and distribution of specific diagnostic images and associated information, and the integration of the imaging department with the EPR; and (iv) Clinical Systems Integration Services -- systems integration for the design and installation of DICOM networks and information systems, including training, design assistance, testing, and project management services.

         The components of the Company's net sales by product line are as follows for 1998, 1997 and 1996.

                   PRODUCT LINE                    1998            1997         1996
                   ------------                  --------        --------    ---------
                                                             (in thousands)

  MergeWorks Connectivity Products..............   $6,530          $7,308       $4,454
  OEM Interface Products.......................     2,594           2,122        1,457
  Networked Image Management Products...........      171              --           --
  Clinical Systems Integration Services........       374             286          474
                                                  -------         -------     --------
                                                   $9,669          $9,716       $6,385


         The Company further classifies its sales by application type. Component Technologies (formerly referred to as OEM Sales) are products sold primarily through OEMs and value added resellers ("VARs") which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. System Solutions (formerly referred to as End-User Sales) are complete networked imaging applications using a combination of Merge components. System Solutions are sold to end-users either directly or through distributors under the Merge brand name. Component Technologies and System Solutions sales were as follows for 1998, 1997 and 1996.

                  APPLICATION                         1998             1997          1996
                  -----------                        --------         -------       -------
                                                               (in thousands)

  Component Technologies......................         $4,847         $5,705         $4,470
  System Solutions............................          4,822          4,011          1,915
                                                  ------------      ---------    -----------
                                                       $9,669         $9,716         $6,385

         As illustrated above, System Solutions sales have increased during the last three years, primarily due to increased distribution in the United States. The Company began in 1998 to deploy sales personnel in Germany and the Netherlands to extend sales of System Solutions to the European Union. It has also made a significant investment in new product development of image management tools to extend the capabilities of the Company's System Solutions.

         Sales of Component Technologies products declined in 1998 as the Company focused on realizing the potential of the System Solutions sales opportunity. The decrease in Component Technologies sales was also due in part to reduced sales to one major OEM customer. The Company has reorganized its sales staff to provide better focus on both Component Technologies and System Solutions sales in 1999.

         The Company recognizes revenue on hardware products and software tool kits at the time of shipment to the customer as product delivery is considered complete at that time and no significant Company obligations exist with respect to delivery or customer acceptance following shipment. Fees for software run-time licensing are recognized ratably over the related contract period. Software maintenance charges are deferred and recognized on a straight-line basis over the contract support period, which is generally one year.

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

         Product research and development expense consists primarily of the compensation and related overhead expense of software and hardware engineers and engineering management personnel. In 1998, 1997 and 1996, the Company's research and development expense was $1,831,000 $1,616,000, and $1,391,000, respectively. Product innovation is considered important to the Company's success and the Company expects to continue to increase research and development expense in absolute dollars. However, in the future, assuming that net sales increase such expenditures are not expected to increase proportionally in relation to net sales.

         General and administrative expense includes the salaries and related costs of administrative, finance, information services and general management personnel, plus corporate overhead such as facility rental, insurance, depreciation, stockholder relations, and legal and accounting expenses. The Company believes that general and administrative expense will decline as a percentage of net sales in the future.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales. Net sales decreased by $47,000 or 0.5% to $9,669,000 in 1998 from $9,716,000 in 1997. Net sales of MergeWorks Connectivity Products decreased 12% to $6,465,000 in 1998 from $7,308,000 in 1997, primarily due to decreased net sales of component products to OEMs. Net sales of OEM Interface Products, which include software and interface boards, grew by 22% to $2,594,000 in 1998 from $2,122,000 in 1997. Clinical Systems Integration Services net sales increased by 31% to $375,000 in 1998 from $286,000 in 1997. The Company introduced its Networked Image Management Systems line of products in 1998 with the commercial release of MergeARK, a medical image archival system, and reported net sales of $171,000 in this category.

         Cost of goods sold. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in 1998 increased to approximately 27% compared to 24% in 1997, reflecting higher sales discounts for certain of the Company's products in certain distribution channels. Amortization of purchased and developed software increased to $816,000 or 8% of net sales in 1998 from $614,000 or 6% of net sales in 1997 due to commencement of amortization on several new products. Amortization of purchased and developed software is expected to increase moderately in 1999 in dollar terms; however amortization is a fixed cost, and as net sales increase, amortization expense is expected to decrease as a percentage of net sales.

         Gross profit. Gross profit decreased by 7% to $6,250,000 in 1998 from $6,740,000 in 1997. As a percentage of net sales, gross profit decreased to 65% for 1998 from 69% for 1997.

         Sales and marketing. Sales and marketing expense increased by 51% to $3,961,000 in 1998 from $2,621,000 in 1997. In 1998, the Company retained additional field sales and service personnel in order to support the Company's goal of additional market penetration. The sales and marketing department staff increased to 21 persons as of December 31, 1998 from 17 persons as of December 31, 1997. The Company also increased its service engineering staff to 13 persons as of December 31, 1998 from eight persons as of December 31, 1997.

         Product research and development. Research and development expense increased by 13% to $1,831,000 in 1998 from $1,616,000 in 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. The Company believes that advanced technology is a key element in the success of its business, and it expects to continue to increase its research and development expenditures in dollar terms. However, in the future, research and development expense is expected to be a declining percentage of net sales as net sales increase.

         General and administrative. General and administrative expense increased by 65% to $2,578,000 in 1998 from $1,563,000 in 1997. The increase was due to: (i) additional expenses associated with operating as a publicly held company, including legal, audit and stockholder relations services, directors and officers insurance, and preparing, filing and publishing periodic and other reports, (ii) expenses related to expanded administrative services at the European branch, including hiring additional personnel, (iii) establishment of an information services group responsible for internal computer systems, and
(iv) increases in facility rental, depreciation and other overhead.

         Total other income (expense). Total other income (expense) changed to $244,000 in 1998 from ($1,148,000) in 1997. In 1998, the Company had interest income of $263,000 as a result of the investment of funds raised in the Company's initial public offering, which occurred on January 29, 1998. In 1997, interest expense of $1,088,000 was incurred, including $872,000 in noncash interest expense for amortization of a discount on the outstanding note held by Sirrom Capital Corporation. See "Liquidity and Capital Resources."

         Income taxes. The Company incurred income tax expense of $44,000 in 1998, due primarily to alternative minimum tax and state income tax liabilities. The Company did not pay federal income taxes or recognize an income tax benefit in 1997 despite incurring a loss for financial reporting purposes due to continued losses and uncertainty as to future realization of a tax benefit and due to the nondeductibility of certain financing charges.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Net sales. Net sales increased by 52% to $9,716,000 in 1997 from $6,385,000 in 1996. Net sales of MergeWorks Connectivity Products accounted for the largest increase, rising by 64% to $7,308,000 in 1997 from $4,454,000 in 1996, primarily due to increased distribution of products to end-users through dealers. Sales of OEM Interface Products grew by 46% to $2,122,000 in 1997 from $1,457,000 in 1996. Clinical Systems Integration Services sales decreased by 40% to $286,000 in 1997 from $474,000 in 1996 as the Company redirected its resources to meet an increased demand for MergeWorks Connectivity Products and OEM Interface Products during 1997.

         Cost of goods sold. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in 1997 decreased to approximately 24% compared to 25% in 1996, reflecting higher sales discounts for certain of the Company's products in certain distribution channels which were partially offset by lower material costs.

         Gross profit. Gross profit increased by 56% to $6,740,000 in 1997 from $4,309,000 in 1996. As a percentage of net sales, gross profit increased to 69% for 1997 from 68% for 1996.

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


INCOME TAXES

         The Company did not pay federal income taxes or recognize an income tax benefit in 1997 and 1996 despite incurring losses for financial reporting purposes due to continued losses and uncertainty as to future realization of a tax benefit . In addition, in 1997 the Company did not recognize an income tax benefit partially due to the nondeductibility of certain financing charges.


LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by (used in) operating activities was $(2,505,000), $793,000 and $172,000 in 1998, 1997 and 1996, respectively. The use of cash in 1998 was due to a net loss of $1,920,000 as well as cash outflows associated with reductions in accounts payable achieved using a portion of the IPO proceeds and increases in inventory purchased in anticipation of higher sales. The increase in net positive cash flow in 1997 was due to a 200% increase in operating earnings before depreciation and amortization expense, offset in part by cash outflows associated with higher levels of inventory and increases in accounts receivable.

         Investing activities include net additions to capital equipment of $850,000, $499,000 and $320,000, and additions to capitalized software of $1,549,000, $1,005,000 and $766,000 in 1998, 1997 and 1996, respectively. In
1998,1997 and 1996, the Company also used $16,000 $3,000 and $288,000 of cash, respectively, to invest in the purchase of a software license for technology used in the CaseWorks Networked Image Management product.

         Cash provided by financing activities for 1998, 1997 and 1996 was $8,157,000 $856,000 and $1,341,000, respectively. In 1998, the Company received net proceeds of approximately $11,800,000 from the sale of 2,185,000 shares of common stock at $6.00 per share of stock in an initial public offering. In 1997, the Company received cash of $2,000,000 from a loan agreement with Sirrom Capital and applied $655,000 of the proceeds to repayment of a revolving credit facility with Biltmore Investor's Bank.

         In 1995 and 1996, the Company issued an aggregate of 1,229,148 shares of Common Stock in a private placement completed in 1996 at $1.48 per share; the Company received consideration in connection with this private placement of $205,000 in 1996 and $1,610,000 in 1995. Effective May 1996, the Company
converted $222,712 of $686,064 subordinated notes payable to shareholders (the "Shareholder Notes") and related accrued interest into 191,766 shares of Common Stock. Also, in 1996, the Company discharged the remaining $463,352 of the Shareholder Notes and related accrued interest with the issuance of 33,861 shares of the Common Stock and a cash payment of $375,000. The Company increased its net borrowings in 1996 under its lending facilities by $503,000. In 1995, the Company drew $250,000 from its bank line of credit and borrowed an additional $150,000 from two shareholders.

         The Company had cash and cash equivalents of $3,660,000 and $428,000, and working capital of $6,325,000 and $(1,972,000) at the end of 1998 and 1997, respectively. Working capital in 1998 includes $1,777,000 in accounts receivable and $1,951,000 in inventory. The working capital deficit in 1997 was due to a $2,000,000 note, which represented a current liability due to the anticipated repayment in full with proceeds from the initial public offering. This note was issued in June 1997 to Sirrom Capital Corporation to replace the Company's working capital bank line. The Sirrom note bore interest at 13.5%, payable monthly from August 1997 through May 2002, with the principal and any remaining interest due in June, 2002. This note was repaid in full in February, 1998 using a portion of the net proceeds of the initial public offering.

         The Company believes that net proceeds from the initial public offering in 1998, together with December 31, 1998 cash and internally generated funds will satisfy for at least 12 months the Company's projected requirements for sales and distribution, research and development, working capital and administrative expenses. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company elects to use funds for acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain additional bank financing or other credit facilities. The Company is currently negotiating with a bank to arrange for a line of credit, however, it is anticipated that if the loan is not finalized in 1999, no material adverse effect will be realized by the Company as internally generated cash flows are expected to be sufficient to support operations in 1999.

YEAR 2000

         In the year 2000, many existing computer programs that use only two digits, rather than four, to identify a year in the date field could fail or create erroneous results if not corrected. All Merge products have received a Year 2000 compliance evaluation. Merge will continue to test its current and future products on an ongoing basis, applying its Year 2000 compliance criteria. The Company will include into its procedure any modifications that are incorporated into the compliance process during its implementation.

         All Merge manufacturing equipment and critical facilities equipment have been determined to be Year 2000 compliant. Key service providers have provided to the Company Year 2000 compliance statements which indicate that they either have Year 2000 compliant internal systems or that their systems are expected to be Year 2000 compliant during 1999. The Company has also commenced a program to verify that its materials suppliers have effective Year 2000 compliance processes. The vendor evaluations under this program are expected to be completed during the third quarter of 1999.

         The following product have been determined to meet the Company's Year 2000 compliance criteria: MergeCOM-3(TM), MergeARK(TM), and MergeDPM(TM), MergeVPI(TM), MergeDPI(TM) and MergeAPS(TM). A software upgrade for Year 2000 compliance is available through the Merge service department for versions of MergeVPI, MergeVPI and MergeAPS shipped prior to March, 1999.

         MergeMVPs connect to legacy image equipment, and the data output of a MergeMVP is largely dependent upon that received from the source equipment. As a result, when connected to a device such as a CT or MR imaging device that is not Year 2000 compliant, the data output from an MVP may not be Year 2000 compliant due to development issues that the Company cannot control. Nevertheless, the majority of MergeMVP products in current production meet the Company's Year 2000 compliance criteria. The Company offers upgrades at no charge on MVPs shipped beginning in 1998 in which Merge software is not compliant. The Company also will offer for sale to imaging device manufacturers engineering services to correct Year 2000 problems inherent to their software through programs installed on MergeMVPs. In the fourth quarter of 1998, the first of such upgrades was sold to a customer. The Company anticipates additional sales of Year 2000 upgrades but it expects that such sales will not be significant in 1999.

         The Company believes based on its successful completion of Year 2000 upgrades for its MergeMVP(TM), MergeVPI, MergeDPI, and MergeAPS products that the possibility of experiencing significant technical delays in further Year 2000 product upgrades is remote. However, if the Company does experience an unanticipated delay, it may elect to refrain from offering for sale certain products. Should Year 2000 development projects be canceled due to such technical delays, product development engineers would be assigned to other projects which the Company believes would generate comparable revenues. The Company evaluates progress on Year 2000 development at regular intervals in order to ensure that development costs do not exceed the original estimate. Costs associated with Year 2000 upgrades in 1998 were approximately $20,000 and they are expected not to exceed $80,000 in 1999. A Year 2000 upgrade is considered to be no more complicated than any other upgrade for a Merge product, so no significant change in the rate of calls for customer support is expected.

         The Company cannot quantify its risk for potential additional Year 2000 compliance costs at this time, but it anticipates that the effect of this computer program flaw on the operations of the Company will be not be significant. However, the Company may be required to spend time and monetary resources addressing any necessary computer program changes.

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

ITEM 7.       FINANCIAL STATEMENTS



                          INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
MERGE TECHNOLOGIES INCORPORATED:

         We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiary (Company) as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on those consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Chicago, Illinois
February 3, 1999

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                         DECEMBER 31,
                                                                                         ------------

                                                                                      1997         1998
                                                                                      ----         ----
      Current assets:
  Cash and cash equivalents ...................................................   $   428,271   $ 3,659,879
  Accounts receivable, net of allowance for doubtful accounts of  $74,000 and

  $25,000 at December 31, 1997 and 1998, respectively .........................     1,822,817     1,777,344

  Inventory ...................................................................     1,178,493     1,951,160

  Prepaid expenses ............................................................        32,861       361,773

  Other current assets ........................................................        18,557        62,095
                                                                                  -----------   -----------
Total current assets ..........................................................     3,480,999     7,812,251
                                                                                  -----------   -----------
Property and equipment: .......................................................

  Computer equipment ..........................................................     1,388,119     2,072,656
  Office equipment  ...........................................................       255,539       426,153
                                                                                  -----------   -----------
                                                                                    1,643,658     2,498,809
  Less accumulated depreciation ...............................................       646,381     1,054,554
                                                                                  -----------   -----------
Net property and equipment ....................................................       997,277     1,444,255

License agreement, net of accumulated amortization of $73,557 and $150,643 at
  December 31,1997 and 1998, respectively .....................................       217,753       157,055

Purchased and developed software, net of accumulated amortization of
  $2,370,344 and $3,057,339 at December 31, 1997 and 1998, respectively .......     2,601,685     3,463,824

Other intangibles, net of accumulated amortization of $15,814 and $21,754 at
  December 31,1997 and 1998, respectively .....................................        43,573        37,633

Deferred financing fees, net of accumulated amortization of $63,370 and $ -- at
  December 31,1997 and 1998, respectively .....................................       285,068            --

Other .........................................................................        13,008        13,008
                                                                                  -----------   -----------
                                                                                    7,639,363   $12,928,026
                                                                                  ===========   ===========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
         Note payable..........................................................    $2,000,000   $        --

         Accounts payable......................................................     1,587,113       778,307

        Current portion of obligations under capital leases....................        54,612        12,564

        Customer deposits......................................................        39,182       149,593

         Put options related to redeemable common stock and stock warrants.....     1,289,887            --

         Accrued interest......................................................        22,500            --

         Accrued wages.........................................................       354,637       418,388

        Other accrued liabilities..............................................       104,773       128,449
                                                                                   ----------   -----------
      Total current liabilities................................................     5,452,704     1,487,301
                                                                                   ----------   -----------
      Obligations under capital leases, excluding current portion..............        26,516        18,137
                                                                                   ----------   -----------
         Total liabilities.....................................................     5,479,220     1,505,438
                                                                                   ----------   -----------
      Shareholders' equity
        Preferred stock, $0.01 par value: authorized 5,000,000, no shares
        issued.................................................................            --            --

        Common stock, $0.01 par value: authorized 30,000,000, issued and outstanding 3,908,063 shares at December 31, 1997, and 5,778,216 at
         December 31, 1998.....................................................        39,081        57,782

        Additional paid-in capital ............................................     2,732,631    13,931,432

        Accumulated deficit....................................................      (668,628)   (2,588,598)

        Other comprehensive income - cumulative translation adjustment.........        57,059        21,972
                                                                                   ----------    ----------

       Total shareholders' equity  ............................................     2,160,143    11,422,588
                                                                                   ----------    ----------
       Total liabilities and shareholders' equity..............................    $7,639,363   $12,928,026
                                                                                   ==========   ===========



           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                    ---------------------------------------
                                                         1996         1997          1998
                                                    ------------ ------------ -------------

Net sales.......................................... $ 6,384,659   $ 9,716,112   $ 9,669,172
Cost of goods sold:

  Purchased components.............................   1,626,882     2,362,248     2,602,867

  Amortization of purchased and
   developed software..............................     449,015       613,980       816,358
                                                    -----------    ----------    ----------
Total cost of goods sold...........................   2,075,897     2,976,228     3,419,225
                                                    -----------    ----------    ----------
Gross profit.......................................   4,308,762     6,739,884     6,249,947
                                                    -----------    ----------    ----------
Operating costs and expenses:
  Sales and marketing..............................   1,519,301     2,621,152     3,960,546

  Product research and development.................   1,391,264     1,616,486     1,830,560

  General and administrative.......................   1,220,901     1,563,369     2,578,482

  Professional fees related to proposed financing..     363,964            --            --
                                                    -----------    ----------    ----------
Total operating costs and expenses.................   4,495,430     5,801,007     8,369,588
                                                    -----------    ----------    ----------
Operating income (loss)............................    (186,668)      938,877    (2,119,641)
                                                    -----------    ----------    ----------

Other income (expense):
  Interest expense.................................    (134,121)   (1,088,079)      (40,718)

  Interest income..................................      11,016        19,197       262,486

  Other, net.......................................      26,580       (79,021)       21,876
                                                    -----------    ----------    ----------
Total other income (expense).......................     (96,525)   (1,147,903)      243,644
                                                     ----------    ----------    ----------
Loss before income taxes and extraordinary item....    (283,193)     (209,026)   (1,875,997)

Income taxes.......................................          --            --        43,973
                                                    -----------    ----------    ----------
Loss before extraordinary item.....................    (283,193)     (209,026)   (1,919,970)
Extraordinary gain on extinguishment of debt.......     169,514            --            --
                                                    -----------    ----------    ----------
Net loss...........................................    (113,679)     (209,026)   (1,919,970)
                                                    ===========    ==========    ==========
Basic & diluted loss per share before
 extraordinary item................................ $     (0.08)   $    (0.05)   $    (0.34)
Basic & diluted loss per share..................... $     (0.03)   $    (0.05)   $    (0.34)
                                                    ===========    ==========    ==========
Shares used to compute basic and diluted
Loss per share.....................................   3,464,989     3,902,993     5,608,255
                                                    ===========    ==========    ==========








           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                 NOTE
                                                                             RECEIVABLE
                                                                                 IN
                                                                             CONNECTION      RETAINED
                                                               ADDITIONAL       WITH         EARNINGS    CUMULATIVE       TOTAL
                                         COMMON  STOCK          PAID-IN     PURCHASE OF   (ACCUMULATED  TRANSLATION   SHAREHOLDERS'
                                      SHARES       AMOUNT       CAPITAL     COMMON STOCK     DEFICIT)    ADJUSTMENT      EQUITY
                                      ------       ------       -------     ------------     --------    ----------      ------
Balance at December 31, 1995 ...     2,580,914   $  25,810    $  1,194,806   $       --    $  (345,923)   $     --    $    874,693
                                     ---------   ---------    ------------   ----------    -----------    --------    ------------
Sale of common stock ...........     1,090,319      10,903       1,599,097     (150,000)            --          --       1,460,000

Fees incurred in connection with
the sale of common stock .......            --          --        (223,721)          --             --          --        (223,721)

Interest on note receivable in
   connection with purchase of
   common stock.................            --          --           8,972       (8,972)            --          --              --

Conversion of subordinated notes
   payable to common stock......       225,628       2,256         330,914           --             --          --         333,170

Offset of note payable to
   shareholder with note receivable
   in connection with purchase of
   common stock.................            --          --              --      158,972             --          --         158,972

Accretion of put value .........            --          --        (138,298)          --             --          --        (138,298)

Forfeiture of put feature ......            --          --          82,337           --             --          --          82,337

Net loss .......................            --          --              --           --       (113,679)         --        (113,679)

Foreign currency translation
adjustment .....................            --          --              --           --             --       1,213           1,213
                                     ---------   ---------    ------------   ----------    -----------    --------    ------------
Balance at December 31, 1996 ...     3,896,861   $  38,969    $  2,854,107   $       --    $  (459,602)   $  1,213    $  2,434,687
                                     ---------   ---------    ------------   ----------    -----------    --------    ------------
Exercise of stock options ......        11,202         112           8,138           --             --          --           8,250

Accretion of put value .........            --          --        (129,614)          --             --          --        (129,614)

Net loss .......................            --          --              --           --       (209,026)         --        (209,026)

Foreign currency translation
   adjustment ..................            --          --              --           --             --      55,846          55,846
                                     ---------   ---------    ------------   ----------    -----------    --------    ------------
Balance at December 31, 1997 ...     3,908,063   $  39,081    $  2,732,631   $       --    $  (668,628)   $ 57,059    $  2,160,143
                                     ---------   ---------    ------------   ----------    -----------    --------    ------------
Exercise of stock options ......         1,016          10           1,490           --             --          --           1,500

Sale of common stock ...........     2,185,000      21,850      13,088,150           --             --          --      13,110,000

Exercise of call option ........      (424,757)     (4,248)       (802,344)          --             --          --        (806,592)

Payment of warrant termination
   fee .........................            --          --          21,788           --             --          --          21,788

Exercise of stock warrant ......       108,942       1,089          (1,089)          --             --          --              --

IPO related fees ...............            --          --      (2,181,121)          --             --          --      (2,181,121)

Accretion of put value .........            --          --       1,072,003           --             --          --       1,072,003

Payout of fractional shares ....           (48)         --            (291)          --             --          --            (291)

Payment for stock warrant ......            --          --             215           --             --          --             215

Net loss .......................            --          --              --           --     (1,919,970)         --      (1,919,970)

Foreign currency translation
   adjustment ..................            --          --              --           --             --     (35,086)        (35,086)
                                     ---------   ---------    ------------   ----------    -----------    --------    ------------
Balance at December 31, 1998 ...     5,778,216   $  57,782    $ 13,931,432   $       --    $(2,588,598)   $ 21,973    $ 11,422,589
                                     =========   =========    ============   ==========    ===========    ========    ============



           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                             YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                      1996            1997            1998
                                                                                  ------------    ------------    ------------
Cash flows from operating activities:
  Net loss ....................................................................   $   (113,679)   $   (209,026)   $ (1,919,970)
  Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
    Depreciation and amortization .............................................        625,719         934,649       1,178,193
    Amortization of discount on Sirrom Loan ...................................             --         871,538              --
    Provision for doubtful accounts receivable ................................         44,000          (3,162)        169,166
    Expenses related to services performed ....................................        160,000              --              --
    Extraordinary gain on extinguishment of debt ..............................       (169,514)             --              --
    Change in assets and liabilities:
       Accounts receivable ....................................................       (756,289)       (319,422)       (123,693)
       Inventory ..............................................................       (155,508)       (774,000)       (772,667)
       Prepaid expenses .......................................................             --              --        (338,347)
       Accounts payable .......................................................        604,638          56,984        (808,806)
       Accrued expenses .......................................................        140,049         169,408         121,390
       Customer deposits ......................................................       (189,121)         33,887         110,412
       Other ..................................................................        (18,779)         31,743        (121,082)
                                                                                  ------------    ------------    ------------
Net cash provided by (used in) operating activities ...........................        171,516         792,599      (2,505,404)
                                                                                  ------------    ------------    ------------
Cash flows from investing activities:
  Purchases of property and equipment .........................................       (319,569)       (499,065)       (850,262)
  Development of software .....................................................       (765,640)     (1,005,218)     (1,549,133)
  Purchase of license agreement ...............................................       (288,100)         (3,210)        (16,388)
                                                                                  ------------    ------------    ------------
Net cash used in investing activities .........................................     (1,373,309)     (1,507,493)     (2,415,783)
                                                                                  ------------    ------------    ------------
Cash flows from financing activities:
  Proceeds from loan agreement with Sirrom ....................................             --       2,000,000              --
  Repayment of loan agreement with Sirrom .....................................             --              --      (2,000,000)
  Financing fees associated with loan agreement with Sirrom ...................             --         (63,371)             --
  Financing fees related to IPO ...............................................             --        (285,068)             --
  Proceeds from revolving credit agreement ....................................        753,000         470,000              --
  Repayment of revolving credit agreement .....................................       (250,000)     (1,223,000)             --
  Repayment of subordinated notes payable to shareholders and related
  interest ....................................................................       (375,000)             --              --
  Issuance of common stock, net of expenses ...................................      1,236,279              --      11,213,656
  Proceeds from exercise of stock options .....................................             --           8,255           1,715
  Payment for call of common stock ............................................             --              --        (806,592)
  Payment of warrant termination fee ..........................................             --              --        (196,096)
  Principal payments under capital leases .....................................        (23,724)        (50,749)        (55,316)
                                                                                  ------------    ------------    ------------
Net cash provided by financing activities .....................................      1,340,555         856,067       8,157,367
                                                                                  ------------    ------------    ------------
Effect of exchange rate changes on cash .......................................             --              --          (4,572)
Net increase in cash and cash equivalents .....................................        138,762         141,173       3,231,608
Cash and cash equivalents, beginning of period ................................        148,336         287,098         428,271
                                                                                  ------------    ------------    ------------
Cash and cash equivalents, end of period ......................................   $    287,098    $    428,271    $  3,659,879
                                                                                  ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest ........................................................   $    195,252    $    209,403    $     61,088
NON CASH FINANCING AND INVESTING ACTIVITIES
Property and equipment acquired through capital leases ........................         16,502          59,493           4,889
Repayment of subordinated notes payable and related interest through issuance
  of common stock .............................................................        333,170              --              --
Accretion of put options related to redeemable common stock and stock
  warrants ....................................................................        138,298         129,614              --
Forfeiture of put options related to redeemable common stock ..................        (82,337)             --              --
Issuance of note to shareholder in consideration for services .................        158,972              --              --


           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                    YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------
                                                             1996             1997             1998
                                                        ---------------  ---------------  ---------------

Net loss.............................................       $(113,679)       $(209,026)       $(1,919,970)
Other comprehensive income (loss) - cumulative
  translation adjustment.............................           1,213           55,846            (35,086)
                                                         ------------     ------------      -------------
Comprehensive net loss...............................       $(112,466)       $(153,180)       $(1,955,056)
                                                         ============     ============      =============













           See accompanying notes to consolidated financial statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a)      Nature of Operations

         Merge Technologies Incorporated and its wholly-owned subsidiary design, manufacture, market, and support hardware and software products used in networks for the storage, management, and distribution of medical imaging data. The Company's products connect diverse medical equipment and systems, providing increases in efficiency and productivity for hospitals and clinics. The Company sells its products primarily in the United States as well as internationally.

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

         Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of the Company's major classes of property and equipment are: for computer equipment five years for assets placed in service prior to December 31, 1997 and three years for assets acquired in 1998; and seven years for office equipment. Equipment held under capital leases and leasehold improvements are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset.

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

         The Company assesses the recoverability of these costs each period by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows.

(g)      Fair Value of Financial Instruments and Long-Lived Assets

         The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, accounts payable, and certain accrued expenses. The carrying amounts approximate fair value because of the short maturity of these instruments.

         On January 1, 1996, the Company adopted SFAS No. 121, Acounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 1998 are recoverable in future periods.

(h)      Other Intangibles

         Other intangibles represent the excess of purchase price over fair value of net assets acquired and the customer list acquired through the acquisition of Signal Stream Technologies, Inc. (note 2) and is amortized on a straight-line basis over ten years, the expected period to be benefited.

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

(k)      Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions required by SFAS No. 123.

(l)      Revenue Recognition

         Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment. Revenues from software maintenance are deferred and recognized ratably over the contract period, which is generally one year.

(m)      Use of Estimates

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

(n)      Loss Per Share

         Basic earnings per share is based on the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised dilutive potential common shares. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised potential common shares. Because the Company reported a net loss for the years ended December 31, 1996, 1997 and 1998, per share amounts have been presented under the basic method only.

         Had the Company reported net earnings for the years ended December 31, 1996, 1997 and 1998, the weighted average number of shares outstanding would have potentially been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method to outstanding stock options):


                                                 1996                   1997                   1998
                                           ----------------       ----------------        ---------------

Stock options.........................             776,944                958,100                968,806
Warrants..............................              60,536                145,256                190,000
                                           ================       ================        ===============
                                                   837,480              1,103,356              1,158,806
                                           ================       ================        ===============


(o)      Stock Dividend

         On September 25, 1997, the Company declared a 6.77217-for-one stock split, effective as of the date of declaration of effectiveness of the initial public offering, which occurred January 29, 1998. The stock split was effected as a stock dividend of 5.77217 shares per share of common stock. The accompanying consolidated financial statements and notes have been restated to reflect this change in capital structure.

(p)      Reclassifications

         Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current year.


(2)  LICENSE AGREEMENT

         The Company entered into an agreement in 1996 with a technology supplier under which the Company has been granted a worldwide non-exclusive license to duplicate and distribute encoding software used by the Company in recording identifying marks on x-ray film. The Company was also granted a worldwide exclusive license to duplicate and distribute decoding software embedded in hand held readers. This exclusivity will lapse on November 1, 2000. In the event that the Company ceases to distribute both licensed products for a period of twenty-four months, any license in effect will automatically terminate.

         In addition to the initial payments for the licenses of $288,100, the Company is obligated to pay a royalty based upon the number of the products distributed. The agreement is being amortized over the expected period of benefit, 47 months. No products subject to royalty were sold in 1996, 1997 or 1998. Accumulated amortization was approximately $74,000 and $147,000 for the years ended December 31, 1997 and 1998, respectively.

(3)  INDEBTEDNESS

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

         During 1997, the Agreement was amended to reduce the credit limit to $753,000 in conjunction with a forbearance agreement entered into with the bank. Under the forbearance agreement, the officers and certain shareholders of the Company provided personal guarantees. On March 18, 1997, the Company and the bank entered into a reinstatement agreement under which the credit limit was increased to $1,000,000 and a term loan of $250,000 was established. In June 1997, the principal and interest outstanding under this note payable to bank were paid in full.

         The Company incurred interest expense on bank debt of $40,000, $44,000 and $0 in 1996, 1997 and 1998, respectively.

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

         Interest expense incurred on subordinated notes payable to shareholders was approximately $39,700 for the year ended December 31, 1996.

(c)      Note Payable

         In June 1997, the Company entered into a $2,000,000 Loan Agreement with Sirrom Capital Corporation ("Sirrom"). The Loan Agreement bore interest at a stated rate of 13.5% payable monthly from August 1997 through May 2002, with principal and any remaining interest due in June 2002. The Loan Agreement granted Sirrom a security interest in substantially all of the Company's assets.

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

         Interest expense in connection with the Sirrom Loan Agreement was $135,000 and $24,000 in 1997 and 1998, respectively.

(4)  EMPLOYEE BENEFIT PLAN

         The Company maintains a contributory deferred profit-sharing plan (401(k)) covering employees who meet minimum service requirements and have elected to participate. Company contributions, which are at the discretion of the Board of Directors, totaled $30,800, $46,100 and $73,600 for the years ended December 31, 1996, 1997 and 1998, respectively.

(5)  INCOME TAXES

         The provision for income tax consists of the following for the years ended December 31, 1996, 1997 and 1998.


    PROVISION SUMMARY:
                                              1996       1997        1998
                                              ----       ----        ----

    Current:
          Federal......................          --         --     $28,000
          State........................          --         --      16,000
                                            -------    -------     -------
                    Total Current......          --         --      44,000

    Deferred:
          Federal......................          --         --          --
          State........................          --         --          --
                                            -------    -------     -------
                    Total Deferred.....          --         --          --

                                            =======    =======     =======
    TOTAL                                        --         --     $44,000
                                            =======    =======     =======







         Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 34% to loss before income taxes and extraordinary item) as a result of the following:

                                                                                       YEARS ENDED
                                                                                       DECEMBER 31,
                                                                         --------------------------------------------
                                                                             1996           1997           1998
                                                                         -------------- -------------- --------------

Expected tax expense (benefit).........................................  $  (96,000)    $  (71,000)       $(638,000)
Total Increase (decrease) in income taxes resulting from...............                         --               --
     Nondeductible amortization and acquired in-process
     technology........................................................      50,000             --               --
     Change in the beginning of the year balance of the                          --             --               --
          valuation allowance for federal deferred tax assets                    --             --               --
          allocated to income tax expense..............................     140,000       (409,000)         767,000
     Research and experimentation credit...............................    (137,000)      (180,000)        (132,000)
      Nondeductible financing costs....................................                    318,000            8,000
      Nondeductible expenses...........................................      42,000         14,000            5,000
     Foreign tax credits...............................................          --        (19,000)              --
     State and local income taxes, net of federal income tax
     benefit...........................................................     (10,000)        51,000           10,000
     Other.............................................................      11,000        296,000           24,000
                                                                         ----------     ----------       ----------

Actual tax expense.....................................................  $       --     $       --       $   44,000
                                                                         ==========     ==========       ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1998 are presented below:



                                                                                                    DECEMBER 31,
                                                                                          ------------------------------
                                                                                              1997             1998
                                                                                          -------------    -------------
Deferred tax assets:
      Accounts receivable, principally due to allowance for doubtful accounts........           24,000           40,000
      Accrued wages..................................................................           94,000          136,000
      Research and experimentation credit carryforward...............................          760,000          934,000
      Other credit carryforwards.....................................................               --           29,000
      Net operating loss carryforwards...............................................          268,000        1,097,000
      Other..........................................................................           87,000           59,000
                                                                                          ------------     ------------
Total gross deferred tax assets......................................................        1,233,000        2,295,000
      Less valuation allowance.......................................................          (23,000)        (793,000)
                                                                                          ------------     ------------
     Net deferred tax asset..........................................................        1,210,000        1,502,000
                                                                                          ------------     ------------

Deferred tax liabilities:
     Property and equipment, principally due to differences in
         depreciation................................................................         (88,000)         (68,000)
     Software development costs......................................................        (978,000)      (1,347,000)
     Intellectual property...........................................................        (128,000)         (73,000)
     Customer list...................................................................         (16,000)         (14,000)
Total gross deferred liabilities.....................................................       1,210,000        1,502,000
                                                                                          ===========      ===========
Net deferred taxes...................................................................     $        --      $        --
                                                                                          ===========      ===========




         The net change in the total valuation allowance for the years ended December 31, 1996, 1997 and 1998 was an increase (decrease) of $79,000, $(409,000), and $770,000 respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances.

         The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced

         At December 31, 1998, the Company had federal net operating loss carryforwards and research credits carryforwards approximating $2,790,000 and $726,000, respectively, and state net operating loss carryforwards and research credit carryforwards of $2,800,000 and $208,000, respectively. These losses and credits are available to offset future taxable income and tax, if any. The federal amounts expire in varying amounts beginning in 2008 and 2005 respectively, and continuing through 2018 and 2013, respectively. The state net operating losses and research credits expire in varying amounts beginning in 2011 and continuing through 2013. A portion of the income tax loss carryforwards and credits are subject to certain limitations which could impair the Company's ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in the Company's ownership should occur, there could be an additional annual limitation on the amount of the carryforwards which could be utilized.

(6)  LEASES

         The Company is obligated under various capital leases for computer equipment that expire at various dates during the next four years. The gross amount of computer equipment under capitalized leases and related depreciation in the following periods was: at December 31, 1996, equipment $95,000 and accumulated depreciation $27,400; at December 31, 1997, $154,700 and accumulated depreciation $52,400; and at December 31, 1998 equipment $72,500 and accumulated depreciation $32,500.

         The Company has a noncancelable operating lease for its main office facility. The lease is for an eight year term expiring in August 2004. The Company can terminate the lease after the expiration of the fourth year, subject to certain termination costs. Total rent expense associated with this lease for the years ended December 31, 1996, 1997 and 1998 was approximately $116,000, $160,000 and $199,000, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payment as of December 31, 1998, are:




                                                                                OPERATING             CAPITAL
                                                                                ---------             -------
1999......................................................................      $219,074              $15,100
2000......................................................................       208,306                9,063
2001......................................................................       202,867                9,063
2002......................................................................       202,867                2,266
2003......................................................................       202,867
Later years, through 2004.................................................       135,245
                                                                              ----------              -------

Total minimum lease payments..............................................    $1,171,226              $35,492
                                                                              ==========

  Less amount representing interest.......................................                              4,791
                                                                                                      -------

Present value of net minimum capital lease payments.......................                             30,701
   Less current installments of obligations under capital leases..........                             12,564
                                                                                                      -------

Obligations under capital leases, excluding current installments..........                            $18,137

                                                                                                      =======




(7)  SHAREHOLDERS' EQUITY

(a)  Common and Preferred Stock

         In June, 1998, the Company's shareholders voted to amend the Company's Articles to increase the number of authorized shares of common stock of the Company from 10,000,000 to 30,000,000.

(b)  Stock Redemption Agreement

         In May 1995, the Company entered into a Stock Redemption Agreement ("SR Agreement") with the former Class B shareholders and the former Class B option holders. Under the terms of the SR Agreement, the Company could redeem all (but not less than all) of the former Class B shares and the shares of common stock that could be acquired by the exercise of former Class B options at $1.53 per share (the "call option"). The Company's call option was to expire on March 1, 1997.

         These shares were also subject to a put option exercisable by the former Class B shareholders, to put their shares back to the Company (for cash) at the book value of the Company, which is defined as assets less the sum of liabilities and preferred stock paid-in capital, all as defined under GAAP, divided by the number of common shares, as of the last day of the fiscal quarter next preceding the date that the notice of exercise of this option is sent. The put option was to be effective June 1997 through June 1998. The Company recorded the redemption price of the common stock subject to the put feature by adjusting interest expense and the put option liability . The put option was to be effective June, 1997 through June, 1998.

         In March 1997, the Company amended the SR Agreement to extend the Company's call option and the holder's put option through October 1998. The call price ranged from $1.56 to $2.37 and the put price ranged from $0.71 to $1.52

         As of December 31, 1995 there were 616,674 shares of former Class B stock and 60,536 former Class B options outstanding which were subject to call and put rights. In April 1996, the number of shares and options subject to the call and put options was reduced to 424,757 and 13,253, respectively, as a provision of the conversion of the Notes into common shares (see note 4). In April, 1997, the 13,253 options subject to the call and put expired. In February 1998, the Company exercised its call option with respect to the 424,757 shares for a price of $1.90 a share.

         In February 1998, put options held by Alpha Capital Venture Partners and Sirrom Capital expired. The Company recorded the expiration of the put options by reversing the put option liability and adjusting additional paid-in capital in the amount of $1,072,003.

(c)      Initial Public Offering

         On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its overallotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. The net proceeds of the offering were used to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital, to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share, and to terminate an unexercised warrant held by Sirrom Capital for $196,000 and for general working capital.

(d)      Stock Option Plan

         The Company maintains a stock option plan for employees of Merge Technologies Incorporated which provides for the granting of a maximum of 2,015,826 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of the options vest 25% immediately with the remaining vesting over a three-year period. The options granted under this plan expire six years from the date of grant. There were no option grants to employees in 1998.

         In 1998, the Company established a stock option plan for nonemployee directors of Merge Technologies Incorporated which provides for the granting of a maximum of 100,000 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. Options granted under this plan in 1998 vest as to one third of such shares on each of the first, second and third anniversaries of the date of issuance. The options granted under this plan expire 10 years and one day from the date of grant.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1997: expected option lives of four years, expected volatility and dividend yield of 0%, and a risk-free interest rate 5.63% and 6.13%. For grants made in 1998, the following assumptions were used: expected option lives of 10 years, expected volatility of 45%, dividend yield of 0% and a risk-free interest rate of 4.64%. The weighted average grant-date fair value of options calculated using the Black-Scholes model was $0.29, $1.29 and $3.77 for options granted in 1996, 1997 and 1998, respectively.

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



                                                      1996           1997             1998
                                                      ----           ----             ----
Net loss

     As reported...............................     $(113,679)     $(209,026)      $(1,919,970)
     Pro forma.................................      (177,000)      (347,026)       (2,092,741)

Basic and diluted net loss per share

     As reported...............................     $   (0.03)     $   (0.05)      $     (0.34)
     Pro forma.................................         (0.04)         (0.09)            (0.37)


         Pro forma net loss reflects only options granted in 1996, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. A summary of stock options is as follows:



                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                            WEIGHTED     FAIR VALUE
                                                                             AVERAGE         OF
                                                                            EXERCISE       OPTIONS
                                                              NUMBER          PRICE        GRANTED
                                                              ------        --------     ----------
Options outstanding, December 31, 1995..................       60,536      $   0.33
Options granted.........................................      776,944          1.48       $   0.29
                                                            ---------      --------
Options outstanding, December 31, 1996..................      837,480          1.39

Options granted.........................................      251,925          0.74           1.29
Options exercised......................................       (11,201)         6.00
Options forfeited.......................................     (120,104)         0.96
                                                            ---------      --------
Options outstanding, December 31, 1997.................       958,100          2.67

Options granted.........................................       60,000          6.00           3.77

Options exercised.......................................       (1,016)         1.48

Options lapsed..........................................      (48,278)         4.16
                                                            ---------     ---------
Options outstanding, December 31, 1998..................      968,806     $    2.80
                                                            =========     =========

Options exercisable, December 31, 1998..................      698,288     $    2.50
                                                            =========     =========

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                 OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                ------------------------------------------------------      ------------------------------------
                                                      WEIGHTED
                                                      AVERAGE            WEIGHTED                                   WEIGHTED
             RANGE OF                                REMAINING       AVERAGE EXERCISE                               AVERAGE
             EXERCISE              NUMBER OF        CONTRACTUAL            PRICE            NUMBER OF SHARES        EXERCISE
              PRICES                SHARES              LIFE                                                          PRICE
            ------------        ----------------    -------------    -----------------      -----------------    ---------------
               $1.48                685,505             3.80              $1.48                 540,161              $1.48
               $6.00                283,301             5.30               6.00                 158,127               6.00
                                ----------------    -------------    -----------------      -----------------    ---------------
                                    968,806             4.24              $2.80                 698,288              $2.50
                                ================                                            =================    ================


 (e)  Warrants

         In June 1997, the Company entered into a $2,000,000 Loan Agreement with Sirrom Capital Corporation (Sirrom"). In connection with the Loan Agreement, the Company issued stock purchase warrants expiring in July 2000, granting Sirrom the right to purchase 145,256 shares of the Company's common stock at $0.001 per share. In February, 1998, Sirrom exercised 108,942 warrants and the remaining 36,314 warrants were terminated upon payment of $196,096 by the Company.

(f)   Note Issued in Conjunction with Purchase of Common Stock

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

         In June 1996, the shareholder of the Company issued a $200,000 non-interest bearing note due on or before June 1, 1999 to purchase 135,443 shares of the Company's common stock at $1.48 per share, the fair market value of the stock on the date of the note. The present value of the note was $150,000. The Company has recognized interest income on the note at an imputed interest rate of 10%. Effective December 1996, the note receivable was offset with a note payable by the Company to the shareholder.

(8)  GEOGRAPHIC AND BUSINESS AND CREDIT CONCENTRATION

         Foreign sales, denominated in U.S. dollars, accounted for approximately 37%, 37%, and 36% of the Company's net sales for the years ended December 31, 1996, 1997, and 1998, respectively. Sales in foreign currency represented 6.2% of the Company's net sales for the year ended December 31, 1998. The Company's raw materials are readily available and the Company is not dependent on a single supplier or only a few suppliers.

         In March 1996, the Company established a sales office in Nuenen, The Netherlands. Revenues for The Netherlands sales office were approximately $660,000, $2,800,000 and $2,700,000 in the years ended December 31, 1996, 1997 and 1998, respectively. The value of long-lived assets in service at the Nuenen sales office was not material in 1997 and 1998.

         The Company had two customers and one distributor that accounted for 15%, 10%, and 26%, respectively, of consolidated net sales for the year ended December 31, 1996. The Company had one customer and one distributor that accounted for 14% and 23%, respectively, of consolidated net sales for the year ended December 31, 1997 and two distributors that accounted for 18% each of consolidated net sales for the year ended December 31, 1998. Accounts receivable from one distributor accounted for approximately 38% of outstanding consolidated amounts at December 31, 1997. Accounts receivable from two distributors accounted for 19% and 12%, respectively, of outstanding consolidated amounts at December 31, 1998.

(9)  PROFESSIONAL FEES RELATED TO PROPOSED FINANCING

         The Company incurred and expensed $364,000 in fees in preparation for an initial public offering in 1996 that was canceled.

(10)  CONSULTING AGREEMENT

         In June 1996, the Company entered into a three- year consulting agreement with one of its shareholders for financing and other business services. Pursuant to the terms of the consulting agreement, the shareholder was paid $3,500 per month during the term of the agreement plus out-of-pocket expenses. In the opinion of management of the Company, such fee was representative of the fee the Company would be required to pay an independent third-party to receive similar financing and other business services. The Company and the shareholder terminated this consulting agreement effective upon closing of the initial public offering.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                    PART III

         Certain information required by Part III is omitted from this Report because the Registrant will file its definitive proxy statement pursuant to
Section 240.14a-101 (the "Proxy Statement") not later than 120 days after the end of the year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION. 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference to the information set forth under the caption "Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 10. EXECUTIVE COMPENSATION


         The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit No.

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

         10.5 1996 Stock Option Plan for Employees of Registrant dated May 13, 1996 (1)

         10.6 Office Lease for West Allis enter dated May 24, 1996 between Registrant and Whitnall Summit Company, LLC, together with Supplement Office Space Lease dated July 3, 1997 (1)

         10.7 Alpha Capital Venture Partners Limited Agreement dated March 1, 1997 (1)

         10.8 1998 Stock Option Plan For Directors (2)

         21   Subsidiaries of Registrant (1)

         27.1 Financial Data Schedule

--------------------------------------------------------------------------------

         (1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.

         (2) Incorporated by reference to Annual Report on Form 10-KSB dated May 5, 1998.

(b) No Reports on Form 8-K were filed during the fourth fiscal quarter.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              REGISTRANT
                                              MERGE TECHNOLOGIES INCORPORATED


Date: March 31, 1999                 By:      /s/ William C. Mortimore
                                              WILLIAM C. MORTIMORE
                                              President and Chief Executive
                                              Officer


Date: March 31, 1999                 By:      /s/ Colleen M. Doan
                                              COLLEEN M. DOAN
                                              Chief Financial Officer, Treasurer
                                              and Secretary




         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 31, 1999                 By:      /s/ Robert T. Geras
                                              ROBERT T. GERAS
                                              Director and Chairman of Board of
                                              Directors


Date: March 31, 1999                 By:      /s/ Robert A. Barish
                                              ROBERT A. BARISH, M.D.
                                              Director


Date: March 31, 1999                 By:      /s/ Dennis Brown
                                              DENNIS BROWN
                                              Director


Date: March 31, 1999                 By:      /s/ Michael D. Dunham
                                              MICHAEL D. DUNHAM
                                              Director


Date: March 31, 1999                 By:      /s/ Douglas S. Harrington
                                              DOUGLAS S. HARRINGTON, M.D.
                                              Director


Date: March 31, 1999                 By:      /s/ Kevin E. Moley
                                              KEVIN E. MOLEY
                                              Director