Form 10QSB
period 1999-03-31
MERGE TECHNOLOGIES INC
filed 1999-05-14
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 31, 1999
| | TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to
                         Commission file number 0-29486

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

                                  414-475-4300
                                  ------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       --   --
As of May 14, 1999, the issuer had 5,778,216 shares of Common Stock outstanding

                                      INDEX


                                                                          Page
PART I  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements..................................1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................5

PART II  OTHER INFORMATION

Item 2.   Changes in Securities..............................................9

Item 6.   Exhibits and Reports on Form 8-K...................................9

          Signatures........................................................10

          Exhibit Index.....................................................11


                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                           MARCH 31, 1999 (UNAUDITED)


                                           ASSETS

        Current assets:
          Cash and cash equivalents.................................................  $  3,348,710
          Accounts receivable, net of allowance for doubtful accounts of $160,000 ..     2,485,117
          Inventory.................................................................     1,424,123
          Prepaid expenses..........................................................       438,389
          Other current assets......................................................        74,759
                                                                                      ------------
        Total current assets........................................................     7,771,098
                                                                                      ------------
        Property and equipment:
        Computer equipment..........................................................     2,251,141
        Office equipment............................................................       455,239
                                                                                      ------------
                                                                                         2,706,380

          Less accumulated depreciation.............................................     1,208,893
                                                                                      ------------
        Net property and equipment..................................................     1,497,487
        License agreement, net of accumulated amortization of $171,128 .............       136,570
        Purchased and developed software, net of accumulated amortization of
        $3,295,247 .................................................................     3,571,349
        Other intangibles, net of accumulated amortization of $23,239...............        36,148
        Other.......................................................................        13,008
                                                                                      ------------
        Total assets................................................................  $ 13,025,660
                                                                                      ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
          Accounts payable........................................................... $    633,806
          Current portion of obligations under capital leases........................        9,585
          Customer deposits..........................................................      171,961
          Accrued wages..............................................................      424,198
          Other accrued liabilities..................................................      165,779
                                                                                      ------------
        Total current liabilities....................................................    1,405,329
                                                                                       -----------
        Obligations under capital leases, excluding current portion..................       16,321
                                                                                       -----------
           Total liabilities.........................................................    1,421,650
                                                                                       -----------
        Shareholders' equity
           Preferred stock, $0.01 par value: authorized 5,000,000, no shares issued..          ---
           Common stock, $0.01 par value: authorized 30,000,000, 5,778,216 shares
           issued and outstanding....................................................       57,782
           Additional paid-in capital................................................   13,935,476
           Accumulated deficit.......................................................   (2,472,596)
           Accumulated other comprehensive income-cumulative translation adjustment..       83,348
                                                                                      ------------
         Total shareholders' equity..................................................   11,604,010
                                                                                      ------------
         Total liabilities and shareholders' equity.................................. $ 13,025,660
                                                                                      ============



         See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    -------------------------------
                                                                        1998              1999
                                                                    -------------     -------------

Net sales ......................................................    $  2,646,098      $  3,419,415
Cost of goods sold:
  Purchased components .........................................         797,617           851,028
  Amortization of purchased and developed software..............         154,873           307,614
Total cost of goods sold .......................................         952,490         1,158,642
                                                                    ------------      ------------
Gross profit ...................................................       1,693,608         2,260,773
                                                                    ------------      ------------
Operating costs and expenses:
  Sales and marketing ..........................................         750,997         1,116,180
  Product research and development .............................         444,489           381,394
  General and administrative ...................................         536,874           597,048
                                                                    ------------      ------------
Total operating costs and expenses .............................       1,732,360         2,094,622
                                                                    ------------      ------------
Operating income (loss) ........................................         (38,752)          166,151
                                                                    ------------      ------------
Other income (expenses):
  Interest expense .............................................         (29,820)          ---
  Interest income ..............................................          58,437            33,774
  Other, net ...................................................         (46,776)          (80,123)
                                                                    ------------      ------------
Total other expense ............................................         (18,159)          (46,349)
                                                                    ------------      ------------
Income (loss) before income taxes ..............................         (56,911)          119,802
Income taxes....................................................            ---              3,800
Net income (loss)...............................................    $    (56,911)     $    116,002
                                                                    ============      ============

Basic and diluted net income (loss) per share
  common equivalent share.......................................    $      (0.01)     $       0.02
                                                                    ============      ============
Shares used to compute basic and diluted
  net income (loss) per share...................................       5,106,197         5,778,216
                                                                    ============      ============


           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         --------------------------
                                                                                            1998           1999
                                                                                         ----------     -----------
Cash flows from operating activities:
  Net income (loss).............................................................       $   (56,911)   $   116,002
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities
    Depreciation and amortization...............................................           223,213        414,217
    Provision for doubtful accounts receivable..................................            (7,500)       (40,593)
    Change in assets and liabilities:
      Accounts receivable.......................................................          (437,172)      (667,180)
      Inventory.................................................................           139,747        527,037
      Prepaid expenses..........................................................          (184,521)       (76,616)
      Accounts payable..........................................................          (453,367)      (144,501)
      Accrued expenses..........................................................           (54,225)        34,890
      Customer deposits.........................................................            32,883         22,368
      Other.....................................................................             2,952         31,482
                                                                                       -----------    -----------
Net cash provided by (used in) operating activities.............................          (794,901)       217,106
                                                                                       -----------    -----------
Cash flows from investing activities:
  Purchases of property and equipment...........................................           (94,110)      (207,571)
  Development of software.......................................................          (351,886)      (345,434)
                                                                                       -----------    -----------
Net cash used in investing activities...........................................          (445,996)      (553,005)
                                                                                       -----------    -----------
Cash flows from financing activities:
  Payments on loan agreement with Sirrom........................................        (2,000,000)            --
  Issuance of common stock, net of expenses.....................................        11,288,211             --
  Proceeds from exercise of stock options.......................................             1,500             --
  Payment for call of common stock..............................................          (806,592)            --
  Payment of warrant termination fee............................................          (196,096)            --
  Principal payments under capital leases.......................................           (16,428)        (4,795)
                                                                                       -----------    -----------
Net cash provided by (used in) financing activities.............................         8,270,605         (4,795)
                                                                                       -----------    -----------
Effect of exchange rate changes on cash.........................................             4,617         29,524
Net increase in cash and cash equivalents.......................................         7,034,325       (311,170)
Cash and cash equivalents, beginning of period..................................           428,271      3,659,879
                                                                                       -----------    -----------
     Cash and cash equivalents, end of period...................................       $ 7,462,596    $ 3,348,710
                                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                             $       ---    $    14,346
Cash paid for interest..........................................................       $    50,492    $     2,726
NON CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases..........................       $     4,889    $        --



           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
             THREE MONTHS ENDED MARCH 31, 1998 AND 1999 (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ----------------------------------
                                                                1998                1999
                                                            -------------       --------------

Net income (loss) ...................................          $ (56,911)         $ 116,002
Other comprehensive income - cumulative translation
adjustment...........................................             19,753             61,376
                                                               ---------          ---------
Comprehensive net income (loss) .....................          $ (37,158)         $ 177,378
                                                               =========          =========


          See accompanying notes to consolidated financial statements.

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

     The Company classifies its sales by application type. Component Technologies (formerly referred to as OEM Sales) are products sold primarily through OEMs and value added resellers ("VARs") which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions (formerly referred to as End-User Sales) are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users either directly or through distributors under the Merge brand name. Component Technologies and Systems Solutions sales were as follows for the three months ended March 31, 1999 and 1998, respectively.



                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            (UNAUDITED AND IN THOUSANDS)

                                                           -------------------------------

                       APPLICATION                              1998             1999
                       -----------                         -------------    --------------
Component Technologies...............................         $ 1,158          $ 1,675
Systems Solutions....................................           1,488            1,744
                                                              =======          =======
                                                              $ 2,646          $ 3,419
                                                              =======          =======


RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Net sales. Net sales increased by 29% to $3,419,000 in the three months ended March 31, 1999 from $2,646,000 in the three months ended March 31, 1998. Net sales of Component Technologies accounted for the largest increase, rising by 45% to $1,675,000 in the three months ended March 31, 1999 from $1,158,000 in the three months ended March 31, 1998. Net sales of Systems Solutions increased by 17% to $1,744,000 in the three months ended March 31, 1999 from $1,488,000 in the three months ended March 31, 1998. Systems Solutions sales accounted for 51% of net sales in the three months ended March 31, 1998 and are expected to increase as a percentage of net sales in the future.

     Cost of goods sold. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales in the three months ended March 31, 1999 to approximately 25% compared to 30% in the three months ended March 31, 1998, reflecting lower discounts to customers in certain markets. Amortization of purchased and developed software increased 99% to $308,000 in the three months ended March 31, 1999 from $155,000 in the three months ended March 31, 1998, due primarily to commencement of amortization of certain software development projects as the related products were released. Amortization of purchased and developed software is expected to increase in dollar terms but not as a percentage of net sales in 1999.

     Gross profit. Gross profit increased by 33% to $2,261,000 in the three months ended March 31, 1999 from $1,694,000 in the three months ended March 31, 1998. As a percentage of net sales, gross profit increased to 66% in the three months ended March 31, 1999 from 64% of net sales in the three months ended March 31, 1998.

     Sales and marketing. Sales and marketing expense increased by 49% to $1,116,000 in the three months ended March 31, 1999 from $751,000 in the three months ended March 31, 1998. The Company increased its sales/marketing staff to 22 persons as of March 31, 1999 from 16 persons as of March 31, 1998, and increased service personnel to 12 persons as of March 31, 1999 from 9 persons as of March 31, 1998. As a percentage of net sales, sales and marketing expense increased to 33% in the three months ended March 31, 1999 from 28% in the three months ended March 31, 1998. The Company expects that over time sales and marketing expense will decrease slightly as a percentage of net sales. However, the Company expects to continue to make additions of sales/marketing and service personnel in order to increase net sales.

     Product research and development. Research and development expense decreased by 14% to $381,000 in the three months ended March 31, 1999 from $444,000 in the three months ended March 31, 1998. The decrease in research and development expense reflects the Company's decision to delay investments in certain product development activities until net sales begin to increase. The Company believes that advanced technology is a key element in the success of its business, and it expects to increase its research and development expenditures moderately in the future.

     General and administrative. General and administrative expense increased by $60,000, or 11% to $597,000 in the three months ended March 31, 1999 from $537,000 in the three months ended March 31, 1998. Depreciation expense on capital equipment increased $93,000 in the three months ended March 31, 1999 while total other general administrative expense decreased $33,000. There were 13 general and administrative employees as of both March 31, 1999 and March 31, 1998. As a percentage of net sales, general and administrative expense decreased to 17% in the months ended March 31, 1999 from 20% in the three months ended March 31, 1998.

     Total other expense, net. Total other expense, net increased to $47,000 in the three months ended March 31, 1999 from $18,000 in the three months ended March 31, 1998 due primarily to an increase of $34,000 in foreign currency translation expense. Foreign currency translation in the three months ended March 31, 1999 reflects the decrease in value of the Dutch guilder relative to the U.S. dollar.

     Income taxes. The Company recorded an income tax expense of $4,000 in the three months ended March 31, 1999 to reflect an estimated state tax liability. The Company did not recognize an income tax benefit in the three months ended March 31, 1998 despite incurring a loss for financial reporting purposes due to uncertainty as to future realization of tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $217,000 in the three months ended March 31, 1999 compared to $(795,000) in the three months ended March 31, 1998. In the three months ended March 31, 1999, the Company had net income of $116,000 and incurred depreciation and amortization expense of $414,000. Significant changes in assets and liabilities included an increase in accounts receivable of $667,000 due to sales growth and a decrease in inventory of $527,000, which reflects management's objective to reduce inventory levels to be more in line with the current sales rate.

     Investing activities include net additions to capital equipment of $208,000 and $94,000, and additions to capitalized software of $345,000 and $352,000 in the three months ended March 31, 1999 and the three months ended March 31, 1998, respectively.

     Cash provided by (used in) financing activities for the three months ended March 31, 1999 and the three months ended March 31, 1998 was $(5,000) and $8,271,000, respectively. Cash provided by financing activities in 1998 consists primarily of proceeds from the issuance of common stock in the initial public offering and subsequent overallotment exercise less expenses and payments for redemption of common stock, the warrant termination fee and the remaining principal on the Sirrom note.

     The Company has applied all of the offering proceeds to sales and marketing, research and development, redemption of common stock held by Alpha, payments to Sirrom, accounts receivable and inventory financing, establishment and maintenance of domestic and international sales offices, and personnel expense. The Company had cash and cash equivalents of $3,349,000 and working capital of $6,366,000 at March 31, 1999.

     Internally generated cash flows are expected to be sufficient to support operations in 1999. The Company is currently negotiating with a bank to arrange for a line of credit, however, it is anticipated that if the loan is not finalized, no material adverse effect will be realized by the Company in 1999. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company elects to use funds for acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain bank financing or other credit facilities.

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

     All Merge manufacturing equipment and critical facilities equipment have been determined to be Year 2000 compliant. Key service providers have furnished to the Company with Year 2000 compliance statements which indicate that they either have Year 2000 compliant internal systems or that their systems are expected to be Year 2000 compliant during 1999. The Company has also commenced a program to verify that its materials suppliers have effective Year 2000 compliance processes. The vendor evaluations under this program are expected to be completed during the third quarter of 1999.

     The following product have been determined to meet the Company's Year 2000 compliance criteria: MergeCOM-3(TM), MergeARK(TM), and MergeDPM(TM), MergeVPI(TM), MergeDPI(TM) and MergeAPS(TM). A software upgrade for Year 2000 compliance is available through the Merge service department for versions of MergeVPI, MergeVPI and MergeAPS shipped prior to March, 1999.

     MergeMVPs connect to legacy image equipment, and the data output of a MergeMVP is largely dependent upon the data received from the source equipment. As a result, when connected to a device such as a CT or MR imaging device that is not Year 2000 compliant, the data output from an MVP may not be Year 2000 compliant due to development issues that the Company cannot control. Nevertheless, the majority of MergeMVP products in current production meet the Company's Year 2000 compliance criteria. The Company offers upgrades at no charge on MVPs shipped beginning in 1998 in which Merge software is not compliant. The Company also will offer for sale to imaging device manufacturers engineering services to correct Year 2000 problems inherent to their software through programs installed on MergeMVPs. In the fourth quarter of 1998, the first of such upgrades was sold to a customer. The Company anticipates additional sales of Year 2000 upgrades but it expects that such sales will not be significant in 1999.

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


                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

 On January 29, 1998, the Company completed an initial public offering of 1,900,000 shares of common stock at an offering price of $6.00 per share. On February 27, 1998, the underwriter exercised its overallotment option and offered an additional 285,000 shares to the public at $6.00 per share. As a result of the initial public offering and subsequent overallotment exercise, the Company received net proceeds of approximately $11,800,000 and increased its total shares of common stock outstanding by 2,185,000 shares. All of the net proceeds of the offering of 1,900,000 shares of common stock have been applied as follows: (1) to repay in full the outstanding principal and interest on the $2,000,000 note with Sirrom Capital; (2) to redeem 424,757 shares of stock held by Alpha Capital Venture Partners at $1.90 per share; (3) to terminate unexercised warrant held by Sirrom Capital for $196,000; and (4) for the uses described under "Liquidity and Capital Resources" (Part I, Item 2 above). All of the net proceeds received by the Company in connection with the exercise of the underwriters overallotment option were applied to the uses described under "Liquidity and Capital Resources" (Part I, Item 2 above).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index

(b) No Reports on Form 8-K were filed during the first fiscal quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ William C. Mortimore                          Date:    May 14, 1999
    -----------------------------------------
William C. Mortimore
President and Chief Executive Officer

By: /s/ Colleen M. Doan                               Date:    May 14, 1999
    -----------------------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

                                  EXHIBIT INDEX



3.1      Articles of Incorporation of Registrant(1) and Articles of Amendment as of June 16, 1998.

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

10.2     Merge/Sirrom Revised Modification Agreement dated as of October 30, 1997  (1) and Amendment to
         Sirrom/Merge Agreement dated as of May 29, 1998 (3)

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

(3) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-58973) effective July 13, 1998.