Form 10QSB
period 1999-06-30
MERGE TECHNOLOGIES INC
filed 1999-08-13
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended June 30, 1999
[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________
                         Commission file number 0-29486

                         Merge Technologies Incorporated
       (Exact name of small business issuer as specified in its charter.)

         Wisconsin                                          39-1600938
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                1126 South 70th Street, Milwaukee, WI 53214-3151
                    (Address of principal executive offices)

                                  414-977-4000
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     As of August 13, 1999, the issuer had 5,778,216 shares of Common Stock outstanding

                                      INDEX


                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements....................................1

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations............................................5

PART II  OTHER INFORMATION

Item 4.   Submission of matters to a Vote of Security Holders.................10

Item 6.   Exhibits and Reports on Form 8-K....................................11

          Signatures..........................................................12

          Exhibit Index.......................................................13

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)


                                               ASSETS
Current assets:
   Cash and cash equivalents .......................................................     $  3,329,648
   Accounts receivable, net of allowance for doubtful accounts of $93,000 ..........        2,004,896
   Inventory .......................................................................        1,560,791
   Prepaid expenses ................................................................          368,489
   Other current assets ............................................................           92,609
                                                                                         ------------
                                                                                            7,356,433
                                                                                         ------------
Property and equipment:
   Computer equipment ..............................................................        2,304,065
   Office equipment ................................................................          461,167
                                                                                         ------------
                                                                                            2,765,232
   Less accumulated depreciation ...................................................        1,360,831
                                                                                         ------------
Net property and equipment .........................................................        1,404,401
License agreement, net of accumulated amortization of $191,613 .....................          116,085
Purchased and developed software, net of accumulated amortization of $3,537,225 ....        3,685,960
Other intangibles, net of accumulated amortization of $24,724 ......................           34,663
Other ..............................................................................          114,682
                                                                                         ------------
Total assets .......................................................................     $ 12,712,224
                                                                                         ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................     $    840,214
   Current portion of obligations under capital leases .............................            7,174
   Customer deposits ...............................................................          229,595
   Accrued wages ...................................................................          417,227
   Other accrued liabilities .......................................................           84,451
                                                                                         ------------
Total current liabilities ..........................................................        1,578,661
                                                                                         ------------
Obligations under capital leases, excluding current portion ........................           14,459
                                                                                         ------------
   Total liabilities ...............................................................        1,593,120
Shareholders' equity

   Preferred stock, $0.01 par value: authorized 5,000,000,  no shares issued .......               --
   Common stock, $0.01 par value: authorized 30,000,000, 5,778,216 shares issued and
   outstanding .....................................................................           57,782
   Additional paid-in capital ......................................................       13,935,476
   Accumulated deficit .............................................................       (2,976,524)
   Accumulated other comprehensive income-cumulative translation adjustment ........          102,370
                                                                                         ------------
 Total shareholders' equity ........................................................       11,119,104
                                                                                         ------------
 Total liabilities and shareholders' equity ........................................     $ 12,712,224
                                                                                         ============


          See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATMENTS OF OPERATIONS
                  THREE MONTHS ENDED JUNE 30, 1998 AND 1999 AND
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         JUNE 30,                           JUNE 30,
                                               ----------------------------      ----------------------------
                                                  1998              1999            1998            1999
                                               -----------      -----------      -----------      -----------
Net sales ................................     $ 1,931,676      $ 2,815,938      $ 4,544,774      $ 6,235,353
Cost of goods sold:
   Purchased components ..................         497,427          654,792        1,295,044        1,505,820
   Amortization of purchased and developed
   software ..............................         187,380          317,995          342,253          625,609
                                               -----------      -----------      -----------      -----------
Total cost of goods sold .................         684,807          972,787        1,637,297        2,131,429
                                               -----------      -----------      -----------      -----------

Gross profit .............................       1,246,869        1,843,151        2,940,477        4,103,924
                                               -----------      -----------      -----------      -----------
Operating costs and expenses:
   Sales and marketing ...................         870,516        1,172,859        1,621,513        2,289,039
   Product research and development ......         518,753          474,647          963,242          856,041
   General and administrative ............         649,836          682,970        1,186,710        1,280,019
                                               -----------      -----------      -----------      -----------
Total operating costs and expenses .......       2,039,105        2,330,477        3,771,465        4,425,099
                                               -----------      -----------      -----------      -----------

Operating income (loss) ..................        (792,236)        (487,326)        (830,988)        (321,175)
                                               -----------      -----------      -----------      -----------
Other income (expenses):
   Interest expense ......................          (2,485)          (3,291)         (32,305)          (3,294)
   Interest income .......................          86,348           33,912         (144,785)          67,685
   Other, net ............................          25,271          (47,223)         (21,505)        (127,342)
                                               -----------      -----------      -----------      -----------
Total other expense ......................         109,134          (16,602)          90,975          (62,951)
                                               -----------      -----------      -----------      -----------
Loss before income taxes .................        (683,102)        (503,928)        (740,013)        (387,926)
Income taxes .............................              --               --               --            3,800
Net loss .................................     $  (683,102)     $  (503,928)     $  (740,013)     $  (387,926)
                                               ===========      ===========      ===========      ===========


Basic and diluted net loss per share .....     $     (0.12)     $     (0.09)     $     (0.14)     $     (0.07)
                                               ===========      ===========      ===========      ===========
Shares used to compute basic and diluted
  net loss per share .....................       5,778,216        5,778,216        5,444,076        5,778,216
                                               ===========      ===========      ===========      ===========









           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     ------------------------------
                                                                                         1998              1999
                                                                                     ------------      ------------
Cash flows from operating activities:
   Net loss ....................................................................     $   (740,013)     $   (387,926)

   Adjustments to reconcile net loss to net cash provided by (used in) operating activities
    Depreciation and amortization ..............................................          498,321           830,104
    Provision for doubtful accounts receivable .................................           12,832           (29,442)
    Change in assets and liabilities:
      Accounts receivable ......................................................          462,917          (198,109)
      Inventory ................................................................         (663,867)          390,368
      Prepaid expenses .........................................................         (134,613)         (108,390)
      Accounts payable .........................................................         (634,479)           61,907
      Accrued expenses .........................................................           24,270           (30,155)
      Customer deposits.........................................................           89,244            80,003
      Other.....................................................................          (52,050)            3,752
                                                                                     ------------      ------------
Net cash provided by (used in) operating activities.............................       (1,137,438)          612,112
                                                                                     ------------      ------------
Cash flows from investing activities:
   Purchases of property and equipment..........................................         (331,672)         (266,424)
   Development of software......................................................         (774,415)         (702,022)
                                                                                     ------------      ------------
Net cash used in investing activities...........................................       (1,106,087)         (968,446)
                                                                                     ------------      ------------
Cash flows from financing activities:
   Payments on loan agreement with Sirrom ......................................       (2,000,000)               --
   Issuance of common stock, net of expenses ...................................       11,221,996                --
   Proceeds from exercise of stock options .....................................            1,500                --
   Payment for call of common stock ............................................         (806,592)               --
   Payment of warrant termination fee ..........................................         (196,096)               --
   Principal payments under capital leases .....................................          (30,680)           (9,069)
                                                                                     ------------      ------------
Net cash provided by (used in) financing activities ............................        8,190,128            (9,069)
                                                                                     ------------      ------------
Effect of exchange rate changes on cash ........................................           (1,628)           35,172
Net increase(decrease) in cash and cash equivalents ............................        5,944,975          (330,231)
Cash and cash equivalents, beginning of period .................................          428,271         3,659,879
                                                                                     ------------      ------------
     Cash and cash equivalents, end of period ..................................     $  6,373,246      $  3,329,648
                                                                                     ============      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes .....................................................     $         --      $     14,346
Cash paid for interest .........................................................     $     55,001      $      4,477
NON CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases .........................     $      4,889      $         --



           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                  THREE MONTHS ENDED JUNE 30, 1998 AND 1999 AND
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1999
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                        --------------------------    ---------------------------
                                                           1998            1999           1998            1999
                                                        -----------    -----------    -----------     -----------
Net loss ............................................   $  (683,102)   $  (503,928)   $  (740,013)    $  (387,926)
Other comprehensive income (loss)
   -cumulative translation adjustment................       (18,105)        19,022          1,648          80,397
                                                        -----------    -----------    -----------     -----------
Comprehensive net loss ..............................   $  (701,207)   $  (484,906)   $  (738,365)    $  (307,529)
                                                        ===========    ===========    ===========     ===========





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

     The Company classifies its sales by application type. Component Technologies are products sold primarily through original equipment manufacturer's ("OEMs") and value added resellers ("VARs"), which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users either directly or through distributors under the Merge brand name. Component Technologies and Systems Solutions sales were as follows for the three months and six months ended June 30, 1999 and 1998, respectively.


                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                             ------------------------------     ------------------------------
                                                  1999             1998             1999             1998
                                             -------------    -------------     -------------    -------------
                                                   (UNAUDITED AND IN                 (UNAUDITED AND IN
             APPLICATION                                THOUSANDS)                       THOUSANDS)
             -----------
Component Technologies...............        $       1,674    $       1,273     $       3,349    $       2,431
Systems Solutions....................                1,142              659             2,886            2,147
                                             -------------    -------------     -------------    -------------
                                             $       2,816    $       1,932     $       6,235    $       4,578
                                             =============    =============     =============    =============

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net sales. Net sales increased by 46% to $2,816,000 in the three months ended June 30, 1999 from $1,932,000 in the three months ended June 30, 1998. Net sales of Systems Solutions accounted for the largest increase, rising by 73% to $1,142,000 in the three months ended June 30, 1999 from $659,000 in the three months ended June 30, 1998. Net sales of Component Technologies increased by 32% to $1,674,000 in the three months ended June 30, 1999 from $1,273,000 in the three months ended June 30, 1998. Systems Solutions sales accounted for 41% of net sales in the three months ended June 30, 1999 and are expected to increase as a percentage of net sales in the future.

     Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales in the three months ended June 30, 1999 to approximately 23% compared to 26% in the three months ended June 30, 1998, due primarily to reduced costs of procured parts. Amortization of purchased and developed software increased 70% to $318,000 in the three months ended June 30, 1999 from $187,000 in the three months ended June 30, 1998, due to commencement of amortization of certain software development projects as the related products were released. Amortization of purchased and developed software is expected to increase in dollar terms, but as a percentage of net sales, amortization of purchased and developed software is expected to remain at or near the current level for the rest of 1999.

     Gross profit. Gross profit increased by 48% to $1,843,000 in the three months ended June 30, 1999 from $1,247,000 in the three months ended June 30, 1998. As a percentage of net sales, gross profit was at 65% for both the three months ended June 30, 1999 and 1998.

     Sales and marketing. Sales and marketing expense increased by 35% to $1,173,000 in the three months ended June 30, 1999 from $871,000 in the three months ended June 30, 1998. The Company increased its sales/marketing staff to 21 persons as of June 30, 1999 from 18 persons as of June 30, 1998, and increased service personnel to 13 persons as of June 30, 1999 from 12 persons as of June 30, 1998. As a percentage of net sales, sales and marketing expense decreased to 42% in the three months ended June 30, 1999 from 45% in the three months ended June 30,

1998. The Company expects to continue to make additions of sales/marketing and service personnel in order to increase net sales. However, the Company expects that over time sales and marketing expense will continue to decrease as a percentage of net sales.

     Product research and development. Research and development expense decreased by 9% to $475,000 in the three months ended June 30, 1999 from $519,000 in the three months ended June 30, 1998. The decrease in research and development expense reflects the Company's decision to delay investments in certain product development activities until net sales began to increase. The Company expects to increase its research and development expenditures in the third quarter of 1999.

     General and administrative. General and administrative expense increased by $33,000, or 5% to $683,000 in the three months ended June 30, 1999 from $650,000 in the three months ended June 30, 1998. Depreciation expense on capital equipment increased $65,000 in the three months ended June 30, 1999 while total other general administrative expense decreased $32,000. There were 13 general and administrative employees as of both June 30, 1999 and June 30, 1998. As a percentage of net sales, general and administrative expense decreased to 24% in the months ended June 30, 1999 from 34% in the three months ended June 30, 1998.

     Total other expense, net. Total other expense, net increased to $17,000 in the three months ended June 30, 1999 from $(109,000) in the three months ended June 30, 1998 due primarily to an increase of $84,000 in foreign currency translation expense and a decrease in net interest income of $53,000. Foreign currency translation in the three months ended June 30, 1999 reflects the decrease in value of the Dutch guilder relative to the U.S. dollar.

     Income taxes. The Company did not recognize an income tax benefit for the three months ended June 30, 1999 or the three months ended June 30, 1998, despite incurring losses for financial reporting purposes due to uncertainty as to future realization of tax benefit.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net sales. Net sales increased by 36% to $6,235,000 in the six months ended June 30, 1999 from $4,578,000 in the six months ended June 30, 1998. Net sales of Component Technologies accounted for the largest increase, rising by 38% to $3,349,000 in the six months ended June 30, 1999 from $2,431,000 in the six months ended June 30, 1998. Net sales of Systems Solutions increased by 34% to $2,886,000 in the six months ended June 30, 1999 from $2,147,000 in the six months ended June 30, 1998.

     Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales in the six months ended June 30, 1999 to approximately 24% compared to 28% in the six months ended June 30, 1998, reflecting lower discounts to customers in certain markets and reduced costs of procured parts. Amortization of purchased and developed software increased 83% to $627,000 in the six months ended June 30, 1999 from $342,000 in the six months ended June 30, 1998, due to commencement of amortization of certain software development projects as the related products were released. Amortization of purchased and developed software is expected to increase in dollar terms, but as a percentage of net sales, amortization of purchased and developed software is expected to remain at or near the current level for the rest of 1999.

     Gross profit. Gross profit increased by 40% to $4,103,000 in the six months ended June 30, 1999 from $2,940,000 in the six months ended June 30, 1998. As a percentage of net sales, gross profit increased to 66% at the six months ended June 30, 1999 from 64% at the six months ended June 30, 1998.

     Sales and marketing. Sales and marketing expense increased by 41% to $2,289,000 in the six months ended June 30, 1999 from $1,622,000 in the six months ended June 30, 1998. The Company increased its sales/marketing staff to 21 persons as of June 30, 1999 from 18 persons as of June 30, 1998, and increased service personnel to 13 persons as of June 30, 1999 from 12 persons as of June 30, 1998. As a percentage of net sales, sales and marketing expense increased to 37% in the six months ended June 30, 1999 from 35% in the six months ended June 30, 1998. The

Company expects to continue to make additions of sales/marketing and service personnel in order to increase net sales. However, the Company expects that over time sales and marketing expense will decrease as a percentage of net sales.

     Product research and development. Research and development expense decreased by 11% to $856,000 in the six months ended June 30, 1999 from $963,000 in the six months ended June 30, 1998. The decrease in research and development expense reflects the Company's decision to delay investments in certain product development activities until net sales began to increase. The Company expects to increase its research and development expenditures in the third quarter of 1999.

     General and administrative. General and administrative expense increased by $93,000, or 8% to $1,280,000 in the six months ended June 30, 1999 from $1,187,000 in the six months ended June 30, 1998. Depreciation expense on capital equipment increased $159,000 in the six months ended June 30, 1999 while total other general administrative expense decreased $65,000. There were 13 general and administrative employees as of both June 30, 1999 and June 30, 1998. As a percentage of net sales, general and administrative expense decreased to 21% in the months ended June 30, 1999 from 26% in the six months ended June 30, 1998.

     Total other expense, net. Total other expense, net increased to $63,000 in the six months ended June 30, 1999 from $(91,000) in the six months ended June 30, 1998 due primarily to an increase of $120,000 in foreign currency translation expense and a decrease in net interest income of $48,000. Foreign currency translation in the six months ended June 30, 1999 reflects the decrease in value of the Dutch guilder relative to the U.S. dollar.

     Income taxes. The Company recorded an income tax expense of $4,000 in the six months ended June 30, 1999 to reflect an estimated state tax liability. The Company did not recognize an income tax benefit in the six months ended June 30, 1998, despite incurring a loss for financial reporting purposes, due to uncertainty as to future realization of tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $612,000 in the six months ended June 30, 1999 compared to $(1,137,000) in the six months ended June 30, 1998. In the six months ended June 30, 1999, the Company had a net loss of $(388,000) and incurred depreciation and amortization expense of $830,000. Significant changes in assets and liabilities included an increase in accounts receivable of $198,000 due to sales growth and a decrease in inventory of $390,000, which reflects management's efforts to reduce inventory levels to be more in line with the current rate of sales.

     Investing activities include net additions to capital equipment of $266,000 and $332,000, and additions to capitalized software of $702,000 and $774,000 in the six months ended June 30, 1999 and the six months ended June 30, 1998, respectively.

     Cash provided by (used in) financing activities for the six months ended June 30, 1999 and the six months ended June 30, 1998 was $(9,000) and $8,190,000, respectively. Cash provided by financing activities in 1998 consists primarily of proceeds from the issuance of common stock in the initial public offering, the subsequent over-allotment exercise less expenses and payments for redemption of common stock, the warrant termination fee and the payment for the remaining principal on the Sirrom note.

     The Company had cash and cash equivalents of $3,330,000 and working capital of $5,778,000 at June 30, 1999.

     In July, 1999 the Company entered into a letter of intent to acquire Interpra Medical Imaging Network Ltd. of Toronto, subject to negotiation of definitive agreements, satisfactory completion of due diligence review, and customary closing conditions. At closing, the Interpra shareholders are expected to receive 420,000 shares of Merge common stock along with an equal amount of put options exercisable in five years at $4.50 per share.

     The Company intends to integrate Interpra's Java-based clinical workflow and information management products into its line of image management and networking solutions for healthcare organizations. As a result of the transaction, Merge will assume operating expenses for the technical and engineering staff in Toronto.

     Internally generated cash flows are expected to be sufficient to support operations and the potential acquisition of Interpra in 1999. The Company is currently negotiating with a bank to arrange for a line of credit, however, it is anticipated that if the loan is not finalized, no material adverse effect will be realized by the Company in 1999. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company elects to use funds for additional acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain bank financing or other credit facilities.


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

     The following product have been determined to meet the Company's Year 2000 compliance criteria: MergeCOM-3(TM), MergeARK(TM), and MergeDPM(TM), MergeVPI(TM), MergeDPI(TM) and MergeAPS(TM). A software upgrade for Year 2000 compliance is available through the Merge service department for versions of MergeVPI, MergeDPI and MergeAPS shipped prior to March, 1999.

     The MergeMVP(TM) product line connects to legacy image equipment, and the data output of a MergeMVP is largely dependent upon the data received from the source equipment. As a result, when connected to a device such as a CT or MR imaging device that is not Year 2000 compliant, the data output from an MVP may not be Year 2000 compliant due to development issues that the Company cannot control. Nevertheless, the majority of MergeMVP products in current production meet the Company's Year 2000 compliance criteria. The Company offers upgrades at no charge on MVPs shipped beginning in 1998 in which Merge software is not compliant. The Company also will offer for sale to imaging device manufacturers engineering services to correct Year 2000 problems inherent to their software through programs installed on MergeMVPs. In the fourth quarter of 1998, the first of such upgrades was sold to a customer. The Company anticipates additional sales of Year 2000 upgrades but it expects that such sales will not be significant in 1999.

     The Company believes based on its successful completion of Year 2000 upgrades for its MergeMVP, MergeVPI, MergeDPI, and MergeAPS products that the possibility of experiencing significant technical delays in further Year 2000 product upgrades is remote. However, if the Company does experience an unanticipated delay, it may elect to refrain from offering for sale certain products. Should Year 2000 development projects be canceled due to such technical delays, product development engineers would be assigned to other projects that the Company believes would generate comparable revenues. The Company evaluates progress on Year 2000 development at regular intervals in order to ensure that development costs do not exceed the original estimate. Costs associated with Year 2000 upgrades in 1998 were approximately $20,000 and they are expected not to exceed $80,000 in 1999. A Year 2000 upgrade is considered to be no more complicated than any other upgrade for a Merge product, so no significant change in the rate of calls for customer support is expected.

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


                            PART II OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company conducted its Annual Meeting of Shareholders on May 25, 1999. Matters voted on and the results of such votes are listed below.

                                                                              VOTES                       BROKER
                                                              VOTES FOR    AGAINST OR      ABSTAINED     NON-VOTES    RESULT
                                                                            WITHHELD
                                                              ---------------------------------------------------------------
Elect Robert A. Barish, M.D. to serve as Director
until the next annual meeting of Shareholders                 4,413,109      11,985           ---           ---      Elected


Elect Dennis Brown to serve as Director until the
next annual meeting of Shareholders                           4,418,109       6,985           ---           ---      Elected

Elect Michael D. Dunham to serve as Director
until the next annual meeting of Shareholders                 4,413,109      11,985           ---           ---      Elected

Elect Robert T. Geras to serve as Director until the
next annual meeting of Shareholders                           4,418,109       6,985           ---           ---      Elected

Elect Douglas S. Harrington, M.D. to serve as Director
until the next annual meeting of Shareholders                 4,413,109      11,985           ---           ---      Elected


Elect Kevin E. Moley to serve as Director until the
next annual meeting of Shareholders                           4,418,109       6,985           ---           ---      Elected

Elect William C. Mortimore to serve as Director
until the next annual meeting of Shareholders                 4,418,109       6,985           ---           ---      Elected

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index

(b) No Reports on Form 8-K were filed during the first fiscal quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ William C. Mortimore                           Date:    August 13, 1999
    ---------------------------------------------
William C. Mortimore
President and Chief Executive Officer

By: /s/ Colleen M. Doan                                Date:    August 13, 1999
    ---------------------------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

                                  EXHIBIT INDEX


3.1 Articles of Incorporation of Registrant (1) and Articles of Amendment as of June 16, 1998 (4)

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

----------

(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.

(2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(3) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-58973) effective July 13, 1998.

(4) Incorporated by reference to Quarterly Report on Form 10-QSB for the three months ended March 31, 1999.