Form 10QSB
period 1999-09-30
MERGE TECHNOLOGIES INC
filed 1999-11-15
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999
[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from             to
                                            -----------    ------------
                         Commission file number 0-29486

                         Merge Technologies Incorporated
       ------------------------------------------------------------------
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

                                  414-977-4000
                           --------------------------
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

         As of November 15, 1999, the issuer had 5,778,216 shares of Common Stock outstanding.

                                      INDEX


                                                                            PAGE

PART I  FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements .........................   1

Item 2.          Management's Discussion and Analysis of Financial Condition
                     and Results of Operations .............................   5

PART II  OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K ..........................  11

                 Signatures ................................................  12

                 Exhibit Index .............................................  13

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS
        Current assets:
           Cash and cash equivalents ...............................................    $ 2,470,433
           Accounts receivable, net of allowance for doubtful accounts of $106,103 .      2,574,688
           Inventory ...............................................................      1,585,548
           Prepaid expenses ........................................................        294,755
           Taxes receivable ........................................................        371,488
           Other current assets ....................................................         92,744
                                                                                        -----------
        Total current assets .......................................................      7,389,656
                                                                                        -----------
        Property and equipment:
           Computer equipment ......................................................      2,563,223
           Office equipment ........................................................        396,498
                                                                                        -----------
                                                                                          2,959,721

           Less accumulated depreciation ...........................................      1,524,892
                                                                                        -----------

        Net property and equipment .................................................      1,434,829
        License agreement, net of accumulated amortization of $212,099 .............         95,599
        Purchased and developed software, net of accumulated amortization of
        $3,785,171 .................................................................      3,433,302
        Goodwill, net of accumulated amortization of $26,209 .......................        432,312
        Other intangibles ..........................................................        237,500
        Other fixed assets .........................................................        239,656
                                                                                        ===========
        Total assets ...............................................................    $13,262,854
                                                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

        Current liabilities:
           Accounts payable ........................................................    $ 1,238,774
           Notes payable, short term ...............................................         37,653
           Current portion of obligations under capital leases .....................         13,697
           Customer deposits .......................................................        460,756
           Accrued wages ...........................................................        407,405
           Other accrued liabilities ...............................................        115,874
                                                                                        -----------
        Total current liabilities ..................................................      2,274,159
        Notes payable ..............................................................        136,803
        Put options related to redeemable common stock .............................      1,188,600
        Obligations under capital leases, excluding current portion ................         29,072
                                                                                        -----------

           Total liabilities .......................................................      3,628,634
        Shareholders' equity

           Preferred stock, $0.01 par value: authorized 5,000,000,  one share issued            ---
           Common stock, $0.01 par value: authorized 30,000,000, issued and
           outstanding 5,778,216 shares at September 30, 1999 ......................         57,782
           Additional paid-in capital ..............................................     14,368,496
           Accumulated deficit .....................................................     (4,889,019
           Other comprehensive income - cumulative translation adjustment ..........         96,961
                                                                                        -----------
         Total shareholders' equity ................................................      9,634,220
                                                                                        ===========
         Total liabilities and shareholders' equity ................................    $13,262,854
                                                                                        ===========

          See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                            SEPTEMBER 30,                         SEPTEMBER 30,
                                                    ------------------------------        -----------------------------
                                                         1998            1999                  1998            1999
                                                    -------------   --------------        -------------   -------------
Net sales .....................................     $  2,852,541    $    3,052,182        $   7,430,315   $  9,287,535
Cost of goods sold:
   Purchased components .......................          670,253           694,835            1,965,297      2,200,655
   Amortization of purchased and developed
   software ...................................          211,964           317,657              554,217        943,266
                                                    ------------    --------------        -------------   ------------
Total cost of goods sold ......................          882,217         1,012,492            2,519,514      3,143,921
                                                    ------------    --------------        -------------   ------------

Gross profit ..................................        1,970,324         2,039,690            4,910,801      6,143,614
                                                    ------------    --------------        -------------   ------------
Operating costs and expenses:
   Sales and marketing ........................        1,082,060         1,095,828            2,703,572      3,384,868
   Product research and development ...........          477,575           581,304            1,440,817      1,437,344
   General and administrative .................          675,986           680,454            1,862,697      1,960,473
     Acquired in-process technology and
     related software write-off (See Note 3)...              ---         1,641,063                  ---      1,641,063
                                                    ------------    --------------        -------------   ------------
Total operating costs and expenses ............        2,235,621         3,998,649            6,007,086      8,423,748
                                                    ------------    --------------        -------------   ------------
Operating (income) loss .......................         (265,297)       (1,958,959)          (1,096,285)    (2,280,134)
                                                    ------------    --------------        -------------   ------------
Other income (expenses):
   Interest expense ...........................           (3,905)           (1,776)             (36,210)        (5,070)
   Interest income ............................           72,484            32,974              217,269        100,659
   Other, net .................................           45,931            15,623               24,426       (111,719)
                                                    ------------    --------------        -------------   ------------
Total other expenses ..........................          114,510            46,821              205,485        (16,130)
                                                    ------------    --------------        -------------   ------------
Income tax expense ............................           11,973               357               11,973          4,157
                                                    ------------    --------------        -------------   ------------
Net loss ......................................     $   (162,760)   $   (1,912,495)       $    (902,773)  $ (2,300,421)
                                                    ============    ==============        =============   ============

Basic and diluted net loss per share ..........     $      (0.03)   $        (0.32)       $       (0.16)  $      (0.40)
                                                    ============    ==============        =============   ============
Shares used to compute basic and diluted
   net loss per share .........................        5,778,216         5,901,477            5,557,019      5,819,754
                                                    ============    ==============        =============   ============

          See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                              --------------------------
                                                                                                1998            1999
                                                                                              ----------     -----------
Cash flows from operating activities:
   Net loss ....................................................................            $  (902,773)    $(2,300,421)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
    Depreciation and amortization ..............................................                798,902       1,264,082
    Provision for doubtful accounts receivable .................................                 57,784          14,302
    Acquired in-process technology and related software write-off ..............                    ---       1,641,063
    Change in assets and liabilities, net of acquisition:
      Accounts receivable ......................................................               (432,210)       (811,646)
      Inventory ................................................................               (878,228)        365,612
      Prepaid expenses .........................................................               (192,530)       (195,434)
      Accounts payable .........................................................               (790,043)         71,351
      Accrued expenses .........................................................                 60,141         (48,557)
      Customer deposits ........................................................                 95,231         311,163
      Other ....................................................................                (77,262)       (122,804)
                                                                                            ------------    ------------
Net cash provided by (used in) operating activities ............................             (2,260,988)        188,711
                                                                                            ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment .........................................               (637,009)       (392,499)
   Development of software .....................................................             (1,132,452)       (989,208)
                                                                                            ------------    ------------
Net cash used in investing activities ..........................................             (1,769,461)     (1,381,707)
                                                                                            ------------    ------------
Cash flows from financing activities:
   Payments on loan agreement with Sirrom ......................................             (2,000,000)            ---
   Issuance of common stock, net of expenses ...................................             11,215,408             ---
   Proceeds from exercise of stock options .....................................                  1,715             ---
   Payment for call of common stock ............................................               (806,592)            ---
   Payment of warrant termination fee ..........................................               (196,096)            ---
   Principal payments under capital leases .....................................                (45,237)        (12,440)
                                                                                            ------------    ------------
Net cash provided by (used in) financing activities ............................              8,169,198         (12,440)
                                                                                            ------------    ------------
Effect of exchange rate changes on cash ........................................                (22,256)         15,990
Net increase (decrease) in cash and cash equivalents ...........................              4,116,493      (1,189,446)
Cash and cash equivalents, beginning of period .................................                428,271       3,659,879
                                                                                            ------------    ------------
Cash and cash equivalents, end of period .......................................            $ 4,544,764     $ 2,470,433
                                                                                           =============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for income taxes ................................................            $       ---     $    14,346
     Cash paid for interest ....................................................            $    58,000     $     8,740
NON CASH FINANCING AND INVESTING ACTIVITIES:
     Property and equipment acquired through capital leases ....................            $     4,889     $    24,508
     Details of acquisition:
          Liabilities assumed...................................................                            $   422,085
          Value of common stock and put options related to
          acquisition of Interpra ..............................................                            $ 1,621,620





          See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
               THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                         ----------------------------    ---------------------------
                                                              1998            1999           1998            1999
                                                         -------------    -----------    -----------     -----------
Net loss ............................................    $    (162,760)   $(1,912,495)   $  (902,773)    $(2,300,421)
Other comprehensive income (loss) -
   cumulative translation adjustment ................          (22,555)        (5,409)       (20,908)         74,988
                                                         =============    ===========    ===========     ===========
Comprehensive net loss ..............................    $    (185,315)   $(1,917,904)   $  (923,681)    $(2,225,433)
                                                         =============    ===========    ===========     ===========

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

(3)  Business Combination

     On September 3, 1999, Merge Technologies Holdings Co., a wholly-owned subsidiary of the Company formed to effect the acquisition of Interpra Medical Imaging Network Ltd. (Interpra), acquired all the outstanding voting shares of Interpra. The purchase price consisted of 420,000 common equivalent shares and 420,000 put options exercisable in five years at $4.50 per share. In addition $176,000 in acquisition expenses were incurred. The acquisition was accounted for as a purchase.

     The consolidated statements of operations include the results of operations of Interpra from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations for the three and nine months ended September 30, 1999 and 1998 assuming the Interpra acquisition occurred as of January 1 of each year. These amounts are based upon certain assumptions and estimates and do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

                                 THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,         SEPTEMBER 30,
                                --------------------  ----------------------
                                  (IN THOUSANDS EXCEPT FOR PER SHARE DATA)
                                --------------------------------------------
                                 1998        1999         1998         1999
                                ------      ------       ------       ------
Net sales.....................  $2,856      $ 3,097      $ 7,444      $ 9,968
Net income....................    (273)      (2,069)      (1,343)      (2,928)
Basic earnings per share......   (0.05)       (0.35)       (0.24)       (0.50)

(4)  Acquired in-process technology and related software write-off

     In the acquisition of Interpra Medical Imaging Network, Ltd., the Company recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility as of September 3, 1999, the date Merge acquired 100% of its voting stock, and for the write-down of $400,000 of software capitalized by Merge that was replaced by technologies acquired in the merger.


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

OVERVIEW

     Merge Technologies Incorporated is an international provider of clinical information systems integration solutions for healthcare organizations. Current offerings include software, hardware and integration component products that facilitate networking and information management of image-producing and image-using devices in diagnostic radiology. A hospital or an imaging center can use Merge Technologies' components to create a communications bridge between incompatible devices, permit radiologists to use video images on electronic workstations or film as a diagnostic medium and create a diagnostic-quality electronic archive of imaging results. In addition, the Company's products can convert the data generated by medical imaging devices into concise electronic reports with relevant images that may be distributed in a health care organization's information network or included in an electronic patient record ("EPR").

     On September 3, 1999 the Company acquired Interpra Medical Imaging Network, Ltd. ("Interpra") of Toronto. As a result of this transaction, the Company is integrating into its product offerings the acquired technologies for internet-based report creation, including voice-to-text and java-based information integration and management tools for not only radiology, but the rest of clinical healthcare as well.

     The Company classifies its sales by application type. OEM/VAR Component Technologies are products sold primarily through original equipment manufacturers and value added resellers, which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users, either directly or through distributors under the Merge brand name. OEM/VAR Component Technologies and Systems Solutions sales were as follows for the three months and nine months ended September 30, 1999 and 1998, respectively.

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                             ------------------------------     -------------------------------
                                                   1999             1998            1999              1998
                                             -------------    -------------     --------------    -------------
                                                   (UNAUDITED AND IN                  (UNAUDITED AND IN
                APPLICATION                           THOUSANDS)                          THOUSANDS)
OEM/VAR Component Technologies.........      $       1,885    $       1,505     $        5,234    $       3,935
Systems Solutions......................              1,167            1,348              4,054            3,495
                                             -------------    -------------     --------------    -------------
                                             $       3,052    $       2,853     $        9,288    $       7,430
                                             =============    =============     ==============    =============

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Net sales. Net sales increased by 7% to $3,052,000 in the three months ended September 30, 1999 from $2,853,000 in the three months ended September 30, 1998. Net sales of OEM/VAR Component Technologies increased 25% to $1,885,000 in the three months ended September 30, 1999 from $1,505,000 in the three months ended September 30, 1998. The increase in this area reflects higher sales in each of the software, connectivity box and interface boards product lines. Net sales of Systems Solutions decreased by 13% to $1,167,000 in the three months ended September 30, 1999 from $1,348,000 in the three months ended September 30, 1998. Net sales of Systems Solutions accounted for 38% of net sales in the three months ended September 30, 1999 and are expected to increase as a percentage of net sales in the future.

     Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components as a percentage of net sales was 23% in the three months ended September 30, 1999 and in the three months ended September 30, 1998. Amortization of purchased and developed software increased 50% to $318,000 in the three months ended September 30, 1999 from $212,000 in the three months ended September 30, 1998, due to commencement of amortization of certain software development projects as the related products were released. Amortization of purchased and developed software is expected to increase in dollar terms, but as a percentage of net sales, amortization of purchased and developed software is expected to remain at or near the current level during the next several quarters.

     Gross profit. Gross profit increased by 4% to $2,040,000 in the three months ended September 30, 1999 from $1,970,000 in the three months ended September 30, 1998. As a percentage of net sales, gross profit was at 67% for the three months ended September 30, 1999 compared to 69% for the three months ended September 30, 1998.

     Sales and marketing. Sales and marketing expense increased by $14,000 to $1,096,000 in the three months ended September 30, 1999 from $1,082,000 in the three months ended September 30, 1998. As a percentage of net sales, sales and marketing expense decreased to 36% in the three months ended September 30, 1999 from 38% in the three months ended September 30, 1998. The Company expects to continue to make additions of sales/marketing and service personnel in order to increase net sales. However, the Company expects that over time sales and marketing expense will continue to decrease as a percentage of net sales.

     Product research and development. Research and development expense increased by 22% to $581,000 in the three months ended September 30, 1999 from $478,000 in the three months ended September 30, 1998. The increase in research and development expense is due primarily to the cost of seven additional software engineers engaged in product development in Toronto. This workforce was acquired in the merger with Interpra.

     General and administrative. General and administrative expense increased by $4,000 to $680,000 in the three months ended September 30, 1999 from $676,000 in the three months ended September 30, 1998. As a percentage of net sales, general and administrative expense decreased to 22% in the three months ended September 30, 1999 from 24% in the three months ended September 30, 1998.

     Acquired in-process technology and related software write-off. In the acquisition of Interpra, the Company recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility as of September 3, 1999, the date Merge acquired 100% of its voting stock and for the write-down of $441,000 of software capitalized by Merge that was replaced by technologies acquired in the merger.

     Total other expense, net. Total other expense, net decreased to $47,000 in the three months ended September 30, 1999 from $115,000 in the three months ended September 30, 1998 due primarily to a decrease of $30,000 in foreign currency translation benefit and a decrease in net interest income of $40,000. Foreign currency translation in the three months ended September 30, 1999 reflects the changes in value of the Dutch guilder and the Canadian dollar relative to the U.S. dollar.

     Income taxes. The Company did not recognize an income tax benefit for the three months ended September 30, 1999 or the three months ended September 30, 1998, despite incurring losses for financial reporting purposes due to uncertainty as to future realization of tax benefit. The Company recorded an income tax expense of $400 in the three months ended September 30, 1999 and $12,000 in the three months ended September 30, 1998 to reflect an alternative minimum tax liability.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Net sales. Net sales increased by 25% to $9,288,000 in the nine months ended September 30, 1999 from $7,430,000 in the nine months ended September 30, 1998. Net sales of Component Technologies accounted for the largest increase, rising by 33% to $5,234,000 in the nine months ended September 30, 1999 from $3,935,000 in the nine months ended September 30, 1998. Net sales of Systems Solutions increased by 16% to $4,054,000 in the nine months ended September 30, 1999 from $3,495,000 in the nine months ended September 30, 1998.

     Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales in the nine months ended September 30, 1999 to approximately 24% compared to 26% in the nine months ended September 30, 1998, reflecting lower discounts to customers in certain markets and reduced costs of procured parts. Amortization of purchased and developed software increased 70% to $943,000 in the nine months ended September 30, 1999 from $554,000 in the nine months ended September 30, 1998, due to commencement of amortization of certain software development projects as the related products were released. Amortization of purchased and developed software is expected to increase in dollar terms, but as a percentage of net sales, amortization of purchased and developed software is expected to remain at or near the current level during the next several quarters.

     Gross profit. Gross profit increased by 25% to $6,144,000 in the nine months ended September 30, 1999 from $4,911,000 in the nine months ended September 30, 1998. As a percentage of net sales, gross profit was 66% for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998.

     Sales and marketing. Sales and marketing expense increased by 25% to $3,385,000 in the nine months ended September 30, 1999 from $2,704,000 in the nine months ended September 30, 1998. As a percentage of net sales, sales and marketing expense was 36% in both the nine months ended September 30, 1999 and the nine months ended September 30, 1998. The Company expects to continue to make additions of sales/marketing and service personnel in order to increase net sales. However, the Company expects that over time sales and marketing expense will decrease as a percentage of net sales.

     Product research and development. Research and development expense decreased $4,000 to $1,437,000 in the nine months ended September 30, 1999 from $1,441,000 in the nine months ended September 30, 1998. The decrease reflects the Company's decision to delay investments in certain product development activities until net sales increase. As a percentage of net sales, product research and development expense was 15% in the nine months ended September 30, 1999 compared to 19% in the nine months ended September 30, 1998. The Company expects research and development expenditures to increase due to the acquisition of Interpra. However, as net sales increase, product research and development expense as a percentage of net sales is expected to remain at or near the current level.

     General and administrative. General and administrative expense increased by $98,000, or 5% to $1,960,000 in the nine months ended September 30, 1999 from $1,863,000 in the nine months ended September 30, 1998. Depreciation expense on capital equipment increased $166,000 in the nine months ended September 30, 1999 while total other general administrative expense decreased $68,000. As a percentage of net sales, general and administrative expense decreased to 21% in the months ended September 30, 1999 from 25% in the nine months ended September 30, 1998.

     Acquired in-process technology and related software write-off. In the acquisition of Interpra, the Company recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility as of September 3, 1999, the date Merge acquired 100% of its voting stock and the write-down of $441,000 of software capitalized by Merge that was replaced by technologies acquired in the merger.

     Total other expense, net. Total other expense, net increased to $16,000 in the nine months ended September 30, 1999 from a benefit of $205,000 in the nine months ended September 30, 1998 due primarily to an increase of $136,000 in foreign currency translation expense and a decrease in net interest income of $117,000. Foreign currency translation in the nine months ended September 30, 1999 reflects the changes in value of the Dutch guilder and the Canadian dollar relative to the U.S. dollar.

     Income taxes. The Company recorded an income tax expense of $4,000 in the nine months ended September 30, 1999 to reflect an estimated state tax liability. The Company did not recognize an income tax benefit in the nine months ended September 30, 1999 or the nine months ended September 30, 1998, despite incurring losses for financial reporting purposes, due to uncertainty as to future realization of tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $189,000 in the nine months ended September 30, 1999 compared to $(2,261,000) in the nine months ended September 30, 1998. In the nine months ended September 30, 1999, the

Company had a net loss of $2,300,000, of which $1,264,000 was for non-cash depreciation and amortization and $1,641,000 related to a non-cash charge for acquired in-process technology and a software write-off. Significant changes in assets and liabilities in the nine months ended September 30, 1999 included an increase in accounts receivable of $812,000 due to sales growth and a decrease in inventory of $366,000, which reflects management's efforts to reduce inventory levels to be more in line with the current rate of sales. Inventory levels are not expected to decrease further in the fourth quarter due to the Company's Y2K assurance plan, which designates 30-day safety stock levels to be in place at December 31, 1999.

     Investing activities include net additions to capital equipment of $392,000 and $637,000, and net additions to capitalized software of $989,000 and $1,132,000 in the nine months ended September 30, 1999 and the nine months ended September 30, 1998, respectively.

     Cash provided by (used in) financing activities for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 was $(12,000) and $8,169,000, respectively. Financing activities in 1999 were for payments under capital leases. Cash provided by financing activities in 1998 consists primarily of proceeds from the issuance of common stock in the initial public offering, the subsequent over-allotment exercise less expenses and payments for redemption of common stock, and the warrant termination fee and the payment for the remaining principal on the Sirrom note.

     The Company had cash and cash equivalents of $2,470,000 and working capital of $5,116,000 at September 30, 1999.

      Internally generated cash flows are expected to be sufficient to support operations during the next 12 months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's projected requirements, or if the Company elects to use funds for additional acquisitions or other matters, the Company may be required to sell additional equity or debt securities or obtain bank financing or other credit facilities.


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

      All Merge manufacturing equipment and critical facilities equipment have been determined to be Year 2000 compliant. Key service providers have furnished to the Company Year 2000 compliance statements which indicate that they either have Year 2000 compliant internal systems or that their systems are expected to be Year 2000 compliant during 1999. The Company has also commenced a program to verify that its materials suppliers have effective Year 2000 compliance processes. Based on the responses received, the Company has assessed the risk of business disruption due to material availability from suppliers to be remote.

      In order to further ensure that the Company is able to provide products and services to its customers in January, 2000, it has established a Y2K contingency plan. The plan designates a 30-day safety stock at December 31, 1999, identifies transportation carriers for service beginning at 12:01 a.m. on January 1, 2000 and assigns Company representatives to be on call 24 hours per day through January 31, 2000, specifically to provide Year 2000 assistance to customers.

      The following products have been determined to meet the Company's Year 2000 compliance criteria: MergeCOM-3(TM), MergeARK(TM), MergeDPM(TM), MergeVPI(TM), MergeDPI(TM) and MergeAPS(TM). A software upgrade for Year 2000 compliance is available through the Merge service department for versions of MergeVPI and MergeAPS shipped prior to March, 1999.

      The MergeMVP(TM) product line connects to legacy image equipment, and the data output of a MergeMVP is largely dependent upon the data received from the source equipment. As a result, when connected to a device such as a CT or MR imaging device that is not Year 2000 compliant, the data output from an MVP may not be Year 2000 compliant due to development issues that the Company cannot control. Nevertheless, the majority of MergeMVP products in current production meet the Company's Year 2000 compliance criteria. The Company offers upgrades at no charge on MVPs shipped beginning in 1998 in which Merge software is not compliant. The Company also will offer for sale to imaging device manufacturers engineering services to correct Year 2000 problems inherent to their software through programs installed on MergeMVPs. In the fourth quarter of 1998, the first of such upgrades was sold to a customer. The Company has sold additional Year 2000 upgrades in the three months ended September 30, 1999 and anticipates additional related sales in the fourth quarter of 1999, but it expects that such sales will not be significant.

      The Company believes, based on its successful completion of Year 2000 upgrades for its MergeMVP, MergeVPI, MergeDPI and MergeAPS products, that the possibility of experiencing significant technical delays in further Year 2000 product upgrades is remote. However, if the Company does experience an unanticipated delay, it may elect to refrain from offering for sale certain products. Should Year 2000 development projects be canceled due to such technical delays, product development engineers would be assigned to other projects that the Company believes would generate comparable revenues. The Company evaluates progress on Year 2000 development at regular intervals in order to ensure that development costs do not exceed the original estimate. Costs associated with Year 2000 upgrades in 1998 were approximately $20,000, and they are expected not to exceed $150,000 in 1999. A Year 2000 upgrade is considered to be no more complicated than any other upgrade for a Merge product, so no significant change in the rate of calls for customer support is expected.

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


                            PART II OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           See Exhibit Index

(b)   Form 8-K

           On September 21, 1999, the Company filed a Form 8-K to report the acquisition of Interpra Medical Imaging Network, Ltd. Amendment No. 1 to the Form 8-K was also filed on September 21, 1999 to incorporate as exhibits the Company's press release announcing the acquisition and a copy of the Purchase Agreement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ William C. Mortimore         Date: November 15, 1999
    ----------------------------
William C. Mortimore
President and Chief Executive Officer

By: /s/ Colleen M. Doan              Date: November 15, 1999
    ----------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

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