Form 10KSB
period 1999-12-31
MERGE TECHNOLOGIES INC
filed 2000-03-31
CIK 944765

                                   FORM 10-KSB
[As last amended in Release No. 33-7505, effective January 1, 1999, 63 F.R.9632]
                     U.S. Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-KSB

[X]              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31,1999

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................... to ........................
 Commission file number ........................................................

                        MERGE TECHNOLOGIES INCORPORATED
                 (Name of small business issuer in its charter)

            WISCONSIN                                             39-1600938
-----------------------------                                -------------------
State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

1126 South 70th Street, Milwaukee                                 53214-3151
---------------------------------                                 ----------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: 414-977-4000

         Securities registered under Section 12(b) of the Exchange Act:

                          Title of each class: Common
          Name of each exchange on which registered: NASDAQ Small Cap

Securities registered under Section 12(g) of the Exchange Act:  (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.    $13,300,220

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         -- The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 28, 2000 as reported on the NASDAQ Small Cap Market System, was approximately $17,242,451. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,781,389.

                       DOCUMENTS INCORPORATED BY REFERENCE
         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders, (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). The information required by Part III is incorporated by reference to the Company's Proxy statement for the 2000 Annual Meeting of Stockholders.

         Transitional Small Business Disclosure Format (check one):
Yes               No    X
   ------             ----

                                      INDEX


                                                                            Page
PART I

Item 1.    Description of Business............................................ 1
Item 2.    Description of Properties..........................................13
Item 3.    Legal Proceedings..................................................13
Item 4.    Submission of Matters to a Vote of Security Holders................13

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........13
Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................14
Item 7.    Financial Statements...............................................18
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................34

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................34
Item 10.   Executive Compensation.............................................34
Item 11.   Security Ownership of Certain Beneficial Owners and Management.....34
Item 12.   Certain Relationships and Related Transactions.....................34
Item 13.   Exhibits and Reports on Form 8-K...................................34

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Certain statements in this report that are not historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words "believes," "intends," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, our lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Overview

         Our business is eHealth. Founded in 1987, Merge Technologies has been developing, marketing and supporting Internet-based eHealth connectivity and information management solutions for over a decade. Our products enable communication and automate transactions that occur within and between healthcare organizations, healthcare professionals and their patients. A healthcare organization uses our products to provide a communications bridge to incompatible "legacy" medical devices and information systems and to create a standards-based electronic repository for medical data. For healthcare professionals, we offer eHealth information appliances that plug into our connectivity and management products. Using these information appliances, healthcare professionals can reference pertinent information and convert a patient's medical data into concise multi-media information that may be included in an electronic patient record, distributed within a health care organization's information network, and communicated externally to referring physicians and their patients via the Internet. We also provide services to assist customers in the planning, implementation and on-going support of their eHealth connectivity and information management solutions.

         The need for such solutions in healthcare is now well understood. Healthcare is one of the most complex industries, and transaction intensive. There are an estimated 30 billion clinical, financial and administrative transactions occurring annually, including orders, clinical results, claims processing and supply chain management ("eHealth 2000", Wit Capital, January 31,
2000). Only a small fraction of these transactions are currently processed electronically due to lack of standards, the fragmentation of healthcare and industry inertia. The promise of eHealth is in the use of Internet open architecture to automate these transactions, potentially saving hundreds of billions of dollars in healthcare costs believed to be wasted annually on excessive administrative costs, redundant tests or unnecessary care.

         While most healthcare information technology providers have historically concentrated on financial and administrative functions, representing the easier to automate 20% of healthcare transactions, we have focused on clinical information transactions, representing the more challenging and substantially larger 80% of the transaction market. We have initially specialized and succeeded in the diagnostic imaging disciplines such as radiology, mammography, endoscopy, oncology and pathology, with the majority of our revenues to date coming from radiology. Our products make it easy for healthcare professionals to manage medical images in electronic form. These are the most data intensive parts of healthcare and also have the largest installed base of expensive legacy medical equipment. We have become the leading brand of internetworking technologies for medical imaging connectivity using the DICOM image communication standard. With our 1999 acquisition of Interpra Medical

Network Ltd. ("Interpra"), we obtained proprietary "middleware" technologies based upon Java, XML, SQL, DICOM and the HL-7 healthcare IT communication standard. We have integrated these new technologies into our medical information management and appliance products and will be using them to extend our reach beyond diagnostic imaging.

         We sell our solutions directly to end users and through dealers to healthcare organizations. We also sell through strategic partners who incorporate our technologies into their own product offerings. We have a substantial installed base of connectivity and image management solutions, numbering over 325 healthcare facilities in the United States and Europe, representing a penetration of 7% of US hospitals. With our strategic partners, including nearly all of the diagnostic imaging equipment vendors of the world, we have products at thousands of other locations. Our products already automate at least 20 million diagnostic imaging transactions annually.

         The demand for eHealth clinical connectivity and applications solutions is expected to expand rapidly, but there are substantial challenges in meeting that demand due to long-standing regulatory, structural and behavioral issues within healthcare. We believe that companies combining innovative technologies and business models with superior domain knowledge will be the leaders in eHealth connectivity and applications. To that end, we have developed and deployed innovative technologies using the Internet. We are an acknowledged world leader in the field of medical data communication standards and their use in automating healthcare transactions. We have created innovative business models and have organized our company to scale rapidly to meet the emerging eHealth connectivity and applications opportunities.

INDUSTRY BACKGROUND

Overview of Healthcare Today

         According to the US Healthcare Finance Administration, US healthcare expenditures reached $1.1 trillion in 1998, representing 14% of the economy. An estimated $500 billion of these expenditures were wasted in inefficiencies and avoidable costs. A recent study by the US Institute of Medicine concluded that over 98,000 people die every year due to medical errors, lack of medical practice standards or misuse of medical devices or medications. Similarly severe financial and operational problems exist in the other healthcare systems throughout the world.

There are four main participants in healthcare:

  -      PATIENTS: the ultimate consumers of healthcare services;

  - PROVIDERS: healthcare service providers such as hospitals, imaging centers, rehabilitation centers and nursing homes, and healthcare professionals such as doctors, nurses, technologists and referring physicians;

  - SUPPLIERS: manufacturers and distributors of drugs, healthcare supplies and medical devices, and providers of services such as laboratories and others; and

  - PAYERS: Government agencies and programs, insurers, health plans, employers, individuals, managed care organizations and other enterprises that pay the bills for healthcare.

         The physician is the ultimate decision-maker in healthcare. However, the information the physician relies upon to make healthcare decisions is usually contained in a series of paper or film records that are often unorganized and cannot be sorted or retrieved easily or effectively. These medical records contain patient history, encounters, medication orders, procedures, referrals and vital statistics. All transactions, from the order of laboratory and diagnostic imaging tests and results, medication prescriptions to invoice generation, payment requests, payer documentation compliance and clinical research data compilation are recorded in the patient's medical records. Recent studies have demonstrated that these records are unavailable when needed up to 30% of the time and that the information within them is frequently incomplete or inaccurate.

         In the US alone, there are an estimated 30 billion clinical, financial and administrative transactions occurring annually, including orders, clinical results, patient tracking, claim processing and supply chain management ("eHealth 2000", Wit Capital, January 31, 2000). Only a small fraction of these transactions are currently processed electronically due to lack of standards, the fragmentation of healthcare and industry inertia. Healthcare automation to date has largely focused on financial and administrative transactions, which represent only about 20% or 6 billion of the total transactions. Due to the fragmented and localized nature of healthcare and the myriad of legacy healthcare information systems that do not operate on the Internet, even these transactions cannot be easily combined to provide a complete and accessible electronic financial and administrative record for a patient. Prior to eHealth connectivity and applications, clinical transactions, representing about 80% or 24 billion of the total, and the key to reduction of inefficiencies, avoidable costs and medical errors have been largely locked in the world of paper and film.

The Internet And eHealth

         The Internet's open architecture and accessibility make it an increasingly important means of dynamic information exchange for business-to-business and business-to-consumer interaction. Use of the Internet in many industries has already rapidly expanded from simple information publishing, messaging and data gathering, to business transaction automation and confidential communications.

         However, the Internet alone cannot change the regulatory, structural or behavioral issues that make healthcare the most complicated industry in the world. Governmental payers are attempting to hold the line on expenditures while populations age. The impact of government regulation is uncertain. Healthcare organizations are currently focused on administrative and facility integration. Physician behavior is difficult to change.

         The eHealth industry has emerged in response to these substantial challenges to healthcare improvement and cost efficiencies. Using the Internet for eHealth has the potential of dramatically reducing these inefficiencies as it has in other industries. The use of technologies, such as Java, XML, SQL and open medical standards such as DICOM for medical imaging and HL-7 for healthcare IT addresses many of the issues of legacy access, implementation cost and compatibility.

         There is industry consensus that there are "four C's" of eHealth. These segments, in order of increasing complexity and increasingly powerful transformational and economic benefit for healthcare are Content, Commerce, Connectivity and Computer Applications.

  - CONTENT: Internet web sites that publish general-purpose healthcare information to consumers or healthcare professionals with Internet access. The only patient-specific information that is available on these sites is that which the patient remotely enters themselves. Examples of companies in this area are Dr. Koop, Medscape, Inc., Mayohealth, and Heatheon/WebMD.

  - COMMERCE: Web sites that allow consumers or healthcare providers to save money by purchasing medical supplies, durable medical equipment or drugs via the Internet. Examples of companies in this area are medibuy.com, Neoforma, and PlanetRx.

  - CONNECTIVITY: A linking which allows medical information to be exchanged, either via open or closed networks. In open networks, companies such as DeJarnette Research Systems, Inc., Mitra Imaging Inc. and Merge interface legacy medical devices and healthcare systems for local or remote processing. In a closed network, multiple parties exchange information via an Internet intermediary that is a form of electronic data interchange, or EDI. Examples of closed network companies include CareInsite, Inc., ENVOY Corporation, Healtheon and NDC in the EDI arena.

  - COMPUTER APPLICATIONS: Internet computer applications for healthcare that may or may not directly compete with traditional healthcare IT applications. The integrating power of Internet computer applications holds the potential of creating a truly complete electronic patient record that is needed to realize the full potential of eHealth. Example companies include: AllScripts Inc., Confer Software, EMed Technologies, Healthvision, Healtheon, MedicaLogic and the existing healthcare IT players who have developed Internet strategies, such as Eclipsys, IDX and Shared Medical Systems. We compete in this area with our Internet clinical data repository and medical information applications and appliances.

The Merge Solution

         Our products and services provide solutions for the Connectivity and Computer Applications segments of eHealth. We sell these solutions for a one-time fee, a subscription charge, or on a per-transaction fee basis.

eHEALTH CONNECTIVITY PRODUCTS

         Customers benefit from our eHealth Connectivity products in a variety of ways. Internetworking of multiple medical devices and information systems electronically using our products rather than paper or film saves time, reduces errors, eliminates redundancy, reduces capital equipment expenditures and provides wider access to information. Creating Internet-enabled permanent archives of diagnostic quality medical data and information using our products provides the foundation for the electronic patient record that is needed to realize the full potential of eHealth.

         Connecting legacy medical devices and information systems represents the primary barrier to creating a total eHealth solution. We have successfully negotiated agreements under which Original Equipment Manufacturers ("OEMs") of medical equipment have supplied the Company with the technical specifications and software algorithms necessary for communicating with these legacy products and we have built these into our products. These OEMs have also agreed to notify the Company of any updates to their technical specifications and software. We currently have signed agreements with over 20 OEMs including GE, Philips, Marconi (formerly known as Picker), Siemens and Toshiba, representing more than 90% of the diagnostic imaging device market. We consider this access to the proprietary communications protocols and the data formatting technologies of these OEMs, while not exclusive, to be a substantial competitive advantage for our business.

         Our eHealth connectivity products include the following:

- MergeBox(TM): We pioneered the concept of a "black box" for connecting legacy medical equipment to an open standards network. Our MergeBox products convert the output of legacy medical image-producing devices such as Computed Tomography ("CT") scanners and Magnetic Resonance ("MR") scanners into the industry-standard Internet communications protocol known as DICOM (Digital Imaging Communications for Medicine). The MergeBox products also connect various legacy diagnostic image printers and workstations and other image-using devices to a DICOM network. The MergeBox is built with a modular, expandable architecture, so that our customers and we can add features. For example, our ExamWorks(TM) medical information appliance (see "ExamWorks" below) is built on the MergeBox architecture, so customers can upgrade the thousands of MergeBoxes in the field into ExamWorks.

- MergePort(TM): Our MergePort(TM) "black box" product provides a communication gateway to legacy healthcare information systems based upon the HL-7 healthcare IT standard, or other manufacturer-proprietary protocols.

- MergeCOM(TM): MergeCOM communications software is used worldwide by most of the medical imaging device manufacturers to build DICOM into new scanners and image-using devices.

- MergeARK(TM): The MergeARK DICOM image archive plugs into a DICOM network. Diagnostic quality images are stored permanently for later retrieval.

- MergeWeb(TM): MergeWeb(TM) is our new eHealth "middleware" product based upon Java, HTML, XML and SQL technologies. MergeWeb forms a standards-based distributed medical information repository that "bridges" our eHealth connectivity products to our eHealth computer applications and information appliance products. We have already filed one United States patent application for our MergeWeb technology and are contemplating other patent applications. See "Intellectual Property."

         We acquired proprietary Java-based rapid development technologies in our acquisition of Interpra in 1999. We intend to leverage these technologies and our proprietary connectivity tools to rapidly extend our eHealth Connectivity reach beyond imaging.

eHEALTH COMPUTER APPLICATION AND INFORMATION APPLIANCE PRODUCTS

         Customers benefit from our eHealth Computer Application and Information Appliance products in a variety of ways. Building upon the integrated data and information infrastructure provided by our eHealth Connectivity products, healthcare professionals and administrative staff can access pertinent patient information, create electronic reports with fully integrated medical device data and automate clinical workflow. We have designed these products based upon our years of industry experience with the majority of the world's imaging equipment vendors and working directly with hundreds of healthcare organizations.

         These products include the following:

- ExamWorks(TM): Accurate identification of a particular patient's demographics at the point of care is paramount for error-free electronic information management. ExamWorks is currently available either as a stand-alone medical Internet information appliance or as an upgrade to an existing MergeBox. ExamWorks allows the technologist operating a medical device to interact with the hospital information system through the MergePort or MergeWeb connectivity products to insure accuracy in the scheduling, registration and data capture of a particular patient's diagnostic study. Future upgrades to ExamWorks will provide advanced information access and medical process automation features for the technologist at the point of care.

- CaseWorks(TM) : The CaseWorks information appliance is an easy-to-use information appliance for generating electronic reports for inclusion in the electronic patient record, while overcoming many of the radiologists' objections to electronic reporting. Radiologists have historically favored the use of film rather than computer workstations for diagnosis. CaseWorks directly addresses this preference by allowing radiologists to either use film or electronic images as their primary diagnostic medium while providing an electronic selection method for images to be included in the report. While collecting and preparing images for printing on film using our eHealth connectivity products, each image is assigned a unique high density unobtrusive bar code which is printed next to it on the film. The radiologist prepares a case by selecting the images to be included in the report and creating voice-to-text dictation using the MergePoint hand-held device that is part of CaseWorks. The product also allows interaction with the hospital information system through the MergePort or MergeWeb connectivity products to provide access to information about other of the patient's diagnostic studies, review of anticipated billing and access to on-line medical reference material. CaseWorks is expected to be available for sale in 2000. We have been granted two United States and two foreign patents related to CaseWorks and have patents pending in several other foreign countries. See "Intellectual Property."

- AdminWorks(TM): For greatest reduction of inefficiencies, avoidable costs and medical errors, an electronic patient record needs to contain not only medical data and reports, but also the administrative information related to a patient's encounter with a healthcare organization. Our AdminWorks eHealth computer application is used by administrative staff to register patients, order and schedule diagnostic tests, automate film tracking, capture payer and billing information and create management reports. AdminWorks is supported in any Internet browser by the same MergeWeb clinical repository and application server that also manages the medical data and reports, so the electronic records are fully integrated. AdminWorks is expected to be available for sale in 2000.

- PhyRWorks(TM): Connecting referring physicians electronically with the same system used within the healthcare organization serving their patients speeds care delivery, reduces errors and provides superior patient-specific information for improved care. Our PhyRWorks eHealth computer application is used by referring physicians for remote order entry and to remotely review multi-media reports with images, text and voice. The application is supported in any Internet browser over a secure connection to the MergeWeb clinical repository and application server in a healthcare facility, so it is easy to deploy and upgrade over a wide area network. PhyRWorks is expected to be available for sale in 2000.

         Each application or information appliance is tailored to the role of the particular healthcare professional or administrative staff member. For example, ExamWorks is designed to fit a medical technologists' workflow. CaseWorks fits the clinical practice of reporting radiologists. For each specialty, we provide a tool that fits their workflow. All the tools interact with the patient's medical data via the integrating power of MergeWeb and our other eHealth connectivity products.

         Using the proprietary Java-based rapid application development technologies we procured in our acquisition of Interpra in 1999, we intend to introduce additional computer applications and information appliances to extend our eHealth reach beyond imaging.

         The integrating power of these products holds the potential of creating the complete electronic patient record that is needed to realize the full benefits of eHealth, such as faster care delivery, reduced errors and superior patient-specific information. When the complete electronic patient record is truly available, patients will finally be able to have secure access to their own medical information, as well as the ability to share this information in confidence with all their healthcare providers.

eHEALTH PROFESSIONAL SERVICES

We offer eHealth professional services to healthcare providers and medical device manufacturers.

- MergeLink(TM) Our MergeLink professional consultants provide training, advisory services, project management and medical standards validation. Customers for these services include healthcare organizations, healthcare professionals and medical equipment manufacturers. Our consultants use proprietary training materials, project planning and management tools and diagnostic testing products. Our consultants and trainers are acknowledged leaders in the worldwide medical standards organizations.

- Merge Integration Technology Services: Our Merge Integration Technology Services field service organization provides site planning, installation and on-going support services for healthcare providers and our strategic partners. We use a combination of centrally located and geographically dispersed professionals who achieve efficient coverage through both on-site and remote servicing. Remote diagnostic and service capabilities have been part of our products since the first MergeBox shipped in 1989.

STRATEGIES

         We believe that healthcare organizations will not be able to convert their current operations to a completely new eHealth integrated clinical and administrative information system in one step, due to the long-standing regulatory, structural and behavioral issues which must be considered. Rather, we believe that the changes will come in steps, as healthcare organizations convert the parts of their operations. This is where the integrating power of standards and the Internet coupled with our modular product architecture comes into play. Our customer can start with a small standards-based network to share data from legacy equipment in a particular clinical department, expand to a clinical repository, add information appliances and computer applications to generate information and manage workflow, integrate with other departments and ultimately extend the information reach to referring physicians and to patients.

         We are already leaders in several important areas of eHealth Connectivity. We intend to extend our leadership in Connectivity and to become a leader in eHealth Computer Applications with the following strategies, which build upon each other:

    Attain Leadership in Worldwide Medical Standards Movements to Promote eHealth Connectivity

         In a complex industry like healthcare, worldwide communication standards that are accepted by users and vendors are key to eHealth connectivity. Starting in 1990, we have been one of the most active participants in the development of the DICOM medical imaging standard. We now occupy several positions of leadership in the worldwide DICOM movement. We have participated in development of parts of the HL-7 healthcare IT standard. We are also leaders in a new joint effort by the Radiological Society of North America, the Hospital Information Management System Society and the medical device and systems industries called "Integrating the Healthcare Enterprise," which promotes the use of DICOM and HL-7 for integrating healthcare. Through these activities, we gain knowledge about vendor and user needs which focuses our product and services development. We also gain valuable contacts with potential customers which helps our sales efforts. Finally, our leadership allows us to influence the on-going standards development efforts in alignment with our commercial interests.

    Sell our eHealth Connectivity Products for Retrofitting Legacy Devices and Systems

         Many devices in healthcare organizations use diagnostic images that need to be produced, transmitted, viewed and stored. Medical specialties that use devices of this type include radiology, radiotherapy, endoscopy, pathology, urology, mammography and dialysis. Most of these specialties have already adopted DICOM as the standard for communicating images. Although DICOM capability is appearing in new medical devices, there is a substantial legacy problem with the existing installed base of incompatible equipment. We began selling MergeBoxes for DICOM retrofit of legacy equipment in 1989. The majority of our revenue to date has been generated from MergeBox sales, and we are the leaders in DICOM retrofit technologies. We recently introduced MergePort for legacy systems based upon the HL-7 healthcare IT standard, or other manufacturer-proprietary protocols. We expect growing MergeBox and MergePort sales as the demand for eHealth connectivity accelerates and healthcare organizations need to retrofit additional legacy equipment. To date we have sold over 3,000 MergeBox products primarily for medical imaging devices. According to a study we commissioned from the Technology Marketing Group, a diagnostic imaging market consulting organization located in Des Plaines, Illinois, the number of radiology departments at hospitals that can use our products totals approximately 5,500 in the United States and 17,000 internationally. Within these facilities, there is an estimated total installed base of approximately 230,000 legacy medical imaging devices, representing a potential market of over $2 billion.

    Sell our eHealth Connectivity Products to Strategic Partners for Inclusion in New Imaging Devices and Systems

         We began sales of our MergeCOM software in 1989 and have grown to be the dominant brand of software that enables manufacturers of new medical devices to build in DICOM capability. In 1995, we acquired Signal Stream Technologies, Inc. and incorporated their specialized interface boards for medical connectivity into our product line. We have continuously upgraded these technologies for our own products and we also offer them to other manufacturers for inclusion in their products. We recently acquired Interpra and began sales of their "middleware" software to manufacturers of information systems who desire a Java-based DICOM and HL-7 distributed medical information repository for their products. We call this product "MergeWeb." We expect sales of our software and interface boards to grow as manufacturers of medical devices and systems upgrade and expand their current product lines to meet eHealth demand. To date, our sales of these products have primarily been to medical imaging device and systems manufacturers, although we are expanding our efforts beyond these areas. According to the Technology Marketing Group study, the estimated annual sales of new imaging devices totals approximately 11,000 units in the United States and 33,000 units internationally. Since much of our software is sold with on-going licensing and support fees, this strategy provides us substantial recurring revenue. This strategy also maintains an on-going commercial and technical relationship with most of the imaging device manufacturers of the world, so that we can be well connected with the trends and needs of the industry. Finally, this strategy assures us that our DICOM technologies will be the most widely used, which helps us in field support of our customers' products, many of which are interconnected with our products.

    Expand in Europe and the Far East

         Healthcare is an international business, with medical equipment manufacturers located and selling globally. Historically, we have sold a substantial amount of our eHealth connectivity technologies to medical equipment manufacturers outside the United States. We established our European office in 1994 and our Japan presence in 1998. Foreign sales accounted for 36% and 39% of net sales in 1998 and 1999, respectively.

    Sell our eHealth Connectivity Products as Network Solutions for End-Users

         We began selling networked systems of our eHealth connectivity products to end-users in 1995. This is the first step in establishing a long-term customer relationship for repeat sales of our products as an end-user moves from a simple eHealth connectivity solution to a more complex eHealth system. The current application of these systems has been to network diagnostic imaging equipment with the multiple stand-alone laser film printers that are used to generate film for diagnostic readings. We estimate the annual market for laser film printing networks at $50 million. In the smaller sub-market for cross-vendor networks, we are the dominant vendor. At the beginning of 1999, we established a separate selling group known as Systems Solutions to focus on these efforts. Currently, we have over 325 customer sites, primarily in the United States.

    Sell Our eHealth Professional Services To Develop And Grow Long-Term Customer Relationships

         We began product support services in 1989, and today have a global product support organization. These services assure our customers of rapid and expert response for their mission-critical situations. The support organization generates increasing revenue, and it is also important because it establishes a long-term support relationship with end-user customers, which fosters repeat Systems Solutions sales. Our MergeLink Professional Services group was established in 1996. Its activities provide revenue, and also keep us closely connected with other industry and end-user customer personnel. This connection helps us gain market knowledge and grow customer relationships.

     Sell Our eHealth Computer Application And Information Appliance Products As Upgrades To End-User Systems

         Our customers can plug in our newly introduced information appliances and computer applications to an already installed connectivity network to generate information and manage workflow, integrate with other departments, and ultimately extend the information reach to referring physicians and to patients. With these products, we move from the narrower markets that we have dominated into the larger market for radiology information systems, which is estimated to be about $1 billion. There were minimal sales of our first information appliance ExamWorks at the end of 1999. We expect significant sales of these products to begin in 2000.

    Expand Our Systems Solutions Offerings with Technologies from Our Strategic Partners

         From time-to-time we enter into strategic partnerships with other vendors with complementary technologies to offer more completely integrated solutions to our end-user customers. Using strategic partnerships allows us to focus on our connectivity and application expertise, but also meet our customers' requirements earlier than if we attempted to develop all the necessary technologies internally. In 1999 we developed a partnership with Applicare Medical Imaging, a subsidiary of GE Medical Systems, to offer image display workstations that plug in to our eHealth connectivity networks. In 1999, we also developed a partnership with Stentor, Inc. to offer their server-based "just-in-time" Internet image distribution technology. We will offer Stentor's technology as a plug-into our eHealth connectivity networks, and will also integrate this technology into our ExamWorks, CaseWorks and PhyRWorks products to provide server-based electronic image display. We will continue to seek and develop advantageous strategic technology partnerships.

    Extend Our Reach Beyond Medical Imaging

         We have initially specialized in the challenging diagnostic imaging disciplines such as radiology, mammography, endoscopy, oncology and pathology, with the majority of our revenues coming from radiology. Our products make it easy for healthcare professionals to manage medical images in electronic form. These are the most data intensive parts of healthcare and also have the largest installed base of expensive legacy medical equipment. However, we believe that the same strategies we are employing in diagnostic imaging apply to other parts of healthcare. In 2001, we intend to leverage our reputation, knowledge and our technologies to extend our reach beyond imaging toward the complete electronic patient record. We will move to competing in markets that are estimated to be $10 billion annually.

SALES, MARKETING AND DISTRIBUTION

         We market and sell our products and services for a one-time fee, a subscription charge, or on a per-transaction fee basis to four types of customers.

- End-Users: These customers purchase systems solutions directly from us, consisting of multiple products and services.

- Dealers: Our dealers act as retail distributors of systems solutions to end-user customers consisting of multiple products manufactured by Merge and other third parties, typically as part of a catalog of medical products.

- OEMs: Original Equipment Manufacturer customers design and manufacture standard model medical devices such as MRI, CT and CR (computed radiography) scanners and digital x-ray machines or healthcare information systems. They buy technologies from us to build into their products.

- VARs: Our Value Added Reseller customers design and implement customized solutions for their customers' particular needs using products purchased from third parties such as us.

         End-Users and our Dealers require substantial assistance in needs assessment, configuration and site planning for an individual systems solution. OEM and VAR customers require substantial technical support both in the initial sales process and on an on-going basis. All of our customers are candidates for professional services. Because of these substantially different customer needs, we have organized our sales and marketing into three primary efforts - Systems Solutions, OEM/VAR and Professional Services.

         We market Systems Solutions to dealers and end-users through direct sales efforts, advertising, trade show appearances and from repeat business generated by our customer support efforts. To date, our System Solutions group has primarily focused on sales of DICOM connectivity networks through dealers. Currently, over 325 Merge DICOM connectivity networks have been installed throughout the world. With the availability of our eHealth computer application and information appliance products in 2000, our Systems Solutions group will start to focus on sales more directly to end-users, since sales of these more complex eHealth solutions requires greater domain knowledge than is typically provided by our dealers' sales forces. At December 31, 1999, our Systems Solutions group employed seven sales professionals experienced in selling complex systems solutions to healthcare organizations. Net sales to end-users accounted for 41% of total net sales in 1997, 50% for 1998 and 42% for 1999. We believe that net sales to end-users as a percentage of total net sales will increase in the future.

         Our OEM/VAR sales and marketing effort builds upon our long-standing relationships with the engineering personnel of our OEM/VAR partners. We developed these relationships with our participation and leadership in the worldwide medical standards movements and by successfully negotiating and implementing OEM Technical Support Agreements for connecting our MergeBoxes to their legacy equipment. We sell our connectivity technologies to OEMs and VARs for retrofit of their legacy equipment and we have more than 180 licensing agreements for our software technologies that OEMs use to build eHealth connectivity directly into their products at the design stage. Because of the limited number of medical equipment OEMs and VARs, we rely heavily on repeat sales. At December 31, 1999 we employed six sales professionals experienced in selling technical solutions to medical OEMs and VARs. Net sales to OEMs and VARs accounted for 59% of total net sales in 1997, 50% in 1998, and 46% in 1999. Due to the greater growth rates expected in End-User Sales, we expect OEM/VAR sales to increase in absolute dollars, but decrease as a percentage of total net sales in the future.

         We market our eHealth Professional Services directly to all of our customers. Our MergeLink Professional Services group contains acknowledged leaders in the worldwide medical standards movements. Building on their reputation, they market their training, advisory services, project management and medical standards validation services directly to medical equipment manufacturers and to end-user customers. At December 31, 1999, we employed four professionals in the United States and Europe in our MergeLink group. Our MergeSupport worldwide field service organization markets their site planning, installation and on-going support services to VARs, to our dealers and to our end-user customers. Our Merge Integration Technology Services staff conducts service training courses for OEM and VAR personnel on a regular basis, providing these customers with the expertise needed to install and support our products. We respond quickly to customer requests for technical support and service through a 24-hour, seven-day-a- week telephone hotline, on-line remote service support and overnight exchange of defective parts or products. We provide a limited one-year parts or factory repair warranty on our products and offer several on-going services and support plans to suit customer needs. At December 31, 1999, we employed 11 professionals in the United States and Europe in our Merge Integration Technology Services group. Professional Services to end-user customers are expected to grow dramatically as we continue to focus on more direct end user sales. Revenue for our eHealth Professional Services became a significant part of our revenue in 1999, totaling 12% of our net sales. We expect Professional Services revenue to increase as a percentage of total net sales in the future.

         We support our general marketing efforts by advertising, industry and investor public relations, exhibiting at major trade shows, conducting customer education and training programs and through our Internet site. We exhibit at the Radiological Society of North America annual meeting, the Hospital Information Management System Society annual meeting and at regional trade shows. Over 1,700 industry and end-user personnel have participated in our DICOM training classes. We offer educational seminars which help prepare end-users for their eHealth future and promote Merge solutions approximately monthly throughout the US and Europe and already have been attended by representatives of over 500 healthcare organizations. Our Internet site (www.merge.com) was established in 1995 and provides access to educational material, marketing material, technical product information and our technical support staff.

         We have an excellent international reputation and a strong base of international business. We intend to build on this position and increase sales in the future to customers located outside the United States. We have a sales office in the Netherlands and, as of December 31, 1999, employed ten full-time staff in Europe who perform sales and technical customer support roles. We also have a Japanese subsidiary that employed one full-time person who performs sales and customer support roles. Net sales outside the United States accounted for 36% of total net sales in 1997, 36% for 1998 and 39% for 1999. We expect net sales outside the United States to increase as a percentage of total net sales in the future.

         We sell a majority of our products to a relatively limited number of OEMs, VARs and dealers. Aggregate sales to our ten largest customers represented approximately 74% of net sales in 1997, 70% in 1998 and approximately 71% in 1999. During 1998, Marconi and Konica accounted for approximately 18% each of our net sales. During 1999, Marconi accounted for 17% of our net sales and Konica, Philips and Fuji accounted for approximately 11% each of our net sales. There can be no assurance that current customers will continue to place orders with us or that we will be able to obtain orders from new customers. The loss of any one or more of our major customers could materially adversely affect our business and operating results.

TECHNOLOGY

          We historically have developed products and services through our own research and development, acquisitions and strategic partnerships. As of December 31, 1999 our engineering group included approximately one-third of our employees, with 10 employees in our Toronto development office and 25 employees at headquarters. Product innovation is crucial in the rapidly expanding eHealth market, so we will continue to pursue technology development internally as well as externally.

         We pioneered the "black box" legacy retrofit product market for healthcare connectivity. Our products are field configurable by installation and service personnel instead of relying on custom engineering for each specific installation. This methodology enables rapid field system deployment and leverages our talented computer engineering resources.

         The technology strategy used to gain our leadership in commercial DICOM software was the porting of our MergeCOM software to nearly 40 different computer operating system and hardware platforms. We continue our leadership by incorporating all parts of the DICOM standard into MergeCOM software, including new additions to the standard as they become adopted.

         Our Toronto development office specializes in the latest software technologies including Java and XML. Our Toronto location also allows us to tap into a larger talent pool from outside the United States, in part because Canadian immigration laws have favored immigration of technical talent to Canada.

         We use object-oriented design principles in our products, which facilitates rapid product development and economies from reusable technology. Our Milwaukee office maintains ISO 9001:EN46001 certification. Our Nuenen office maintains ISO 9004:EN46002 certification and we are preparing our Toronto office for ISO 9001:EN46001 in 2000.

MANUFACTURING

         Our manufacturing activities consist primarily of assembling and testing hardware components and subassemblies acquired from vendors, and loading and testing our software. Certain components are manufactured to our specifications by outside vendors. We operate under the Good Manufacturing Practices promulgated by the FDA and are a registered medical device manufacturer. In addition, we have ISO 9001:EN46001 certification for our design and development, production, installation and service processes.

         We use industry standard parts and components for the assembly of our products, generally purchased from multiple vendors. We have elected to rely on a limited number of subcontractors for certain subassembly functions in order to achieve more advantageous pricing through increased volume. However, we believe that additional subcontractors are available to perform these subassembly functions. We maintain good relationships with our vendors and have not experienced any material supply problems. Any substantial problems with suppliers, however, could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION

         The markets for our products are highly competitive. Many of our customers purchase products from us and also from our competitors. In the eHealth Connectivity market, we currently compete with our MergeBox primarily with DeJarnette Research Systems, Inc. in the retrofitting of legacy medical systems to enable DICOM standard connectivity and Mitra Imaging Inc. with our MergePort gateway product bridging HL-7 to DICOM. The MergeCOM-3 software tool kit primarily competes directly with AccuSoft Corporation, DeJarnette and Mitra, and indirectly with several "freeware" implementations of DICOM which offer more limited features and no user support.

         In the application of MergeBoxes specifically for hardcopy filming networks, we compete with film vendors, including Agfa-Gevaert, Fuji, Kodak and Konica. However, since our products work with any of the laser film printers available from these vendors, these companies have also purchased our products when they have needed networked filming solutions involving their competitors' products. Fuji and Konica also are active dealers of our products for filming network solutions. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets. In addition, although imaging equipment manufacturers are currently customers of ours, we also face competition from these companies in some of our product offerings. We could face competition from networking equipment and telecommunications manufacturers if these companies were either to develop eHealth connectivity capability for their products or purchase products which provide such capability from one of our competitors.

         As we begin to market our eHealth Computer Applications and Information Appliances, we face competition from a number of companies in the imaging health care information technology sector, including, without limitation, Dynamic Healthcare Technologies, Inc., E-Med, and LanVision Systems, Inc. As we extend beyond imaging-based clinical specialties, we also face competition from the traditional healthcare IT companies such as Cerner Corporation, Eclipsys Corporation, IDX Systems, McKessonHBOC and Shared Medical Systems, to the extent they develop Internet eHealth strategies.

         Our Internet-based eHealth products and services compete in a market that is rapidly growing and not yet fully defined. A number of companies have recently entered the eHealth field and more will likely enter in the future. We believe our business plan and the business plans of these companies will overlap in time, creating both increased competition and opportunities for strategic partnerships, such as our partnership with Stentor, Inc.

         Many of our current and potential competitors have greater resources than we have in areas including finance, research and development, intellectual property and marketing. Many of these competitors may also have broader product lines and longer standing relationships with customers than we have.

         We believe that our ability to compete successfully depends on a number of factors both within and outside of our control, including: product innovation; product quality and performance; price; experienced sales, marketing and service organizations; rapid development of new products and features; continued active involvement in the development of DICOM and other medical communication standards; and product and policy decisions announced by our competitors. There can be no assurance that we will be able to compete successfully with our existing or any new competitors.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the United States healthcare system have been, and will continue to be, considered by the United States Congress. These proposals may contain proposals to increase or decrease government involvement in healthcare or change the operating environment for our potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management, which may enhance the marketability of our applications and services. We cannot predict with any certainty what impact, if any, these proposals or healthcare reforms might have on our business, financial condition and results of operations.

         The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify the exchange of medical information. Our products and services are designed to comply with the final regulations. The Department of Health and Human Services is also likely to implement regulations that would establish rules about individuals' rights to access their own or someone else's medical information. These regulations, when enacted, would likely define what is to be considered protected health information and outline steps to ensure the confidentiality of this information. The regulations will also likely require holders of medical records to implement security measures. We intend for our products to be positioned to support our customers' compliance with the final confidentiality and security provisions of the regulations.

         The United States Food and Drug Administration is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications, software and hardware are considered medical devices and are subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. Several of our current products are subject to a limited number of FDA regulations. We have already invested the requisite resources to comply with these regulations. Based on the nature of our products, we do not anticipate significant additional expenditures in this area.

         Sales of our products outside the United States are subject to foreign regulatory requirements that can vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that we will be able to obtain foreign marketing approvals on a timely basis or at all, or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. In Europe, we have obtained the certificates necessary to enable the CE Mark, a non-expiring, international symbol of adherence to quality assurance standards promulgated by the European Union. Failure to obtain or maintain any necessary certifications or foreign regulatory approvals or any other failure to comply with regulatory requirements outside the United States could have a material adverse effect on the our business, financial condition and results of operations.

         There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as online content, user privacy, pricing and characteristics and quality of applications and services. For example, although two key provisions of the act were held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of some types of information and content.

         Internet user privacy has become an issue in the United States. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. The United States or any state may adopt legislation to attempt to protect this privacy. Any legislation addressing these issues could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on our business, financial condition and results of operations. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

         International regulations concerning the Internet, privacy and transborder data flows are considerably more developed than regulations in the United States. We intend to develop applications and services to be used on a worldwide basis and, consequently, will be required to comply with international regulations concerning the Internet and e-commerce, as well as with United States regulations.

         The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by some foreign governments that could impose taxes on the sale of goods and services and some other Internet activities. A recently passed law places a temporary moratorium on specific types of taxation on e-commerce. We cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.           DESCRIPTION OF PROPERTIES

         Our principal facilities are located in Milwaukee, Wisconsin, in an approximately 14,000 square-foot office leased through September 2004 at a rate of approximately $220,000 per year. We also lease a sales, administrative and service support office in Nuenen, The Netherlands and an engineering facility in Toronto, Canada. We are currently negotiating a lease for additional office space in our Milwaukee headquarters.


ITEM 3.           LEGAL PROCEEDINGS

         We are not involved in any material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock commenced trading on the Nasdaq Small Cap Market System on January 29, 1998, under the symbol MRGE.

         The following table sets forth for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq.


COMMON STOCK MARKET PRICES
1999                          4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
----------------------------  -----------  -----------  -----------  -----------
High........................    $2.625       $1.438        $1.688       $2.000
Low.........................    $1.063       $1.000        $1.063       $0.938
1998
----------------------------
High........................    $2.000       $3.938        $6.500       $6.563
Low.........................    $0.938       $1.375        $3.125       $6.000

         According to the transfer agent records, we have 143 stockholders of record as of March 24, 2000. We estimate that there are in excess of 1,200 beneficial holders of our Common Stock.

DIVIDEND POLICY

         We have not paid any cash dividends on our Common Stock since its formation. We do not currently intend to declare or pay any cash dividends on the Common Stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development and expansion of its business.

         We also anticipate that we may in the future seek to obtain a loan, revolving credit agreement or other financing arrangement, the terms of which may prohibit the declaration and payment of dividends without prior lender approval. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our Board of Directors, including our contractual obligations.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

                  Our business is in eHealth. Founded in 1987, Merge Technologies has been developing, marketing and supporting Internet-based eHealth connectivity and information management solutions for over a decade. Our products enable communication and automate transactions that occur within and between healthcare organizations, healthcare professionals and their patients. A healthcare organization uses our products to provide a communications bridge to incompatible "legacy" medical devices and information systems and to create a standards-based electronic repository for medical data. For healthcare professionals, we offer eHealth information appliances that plug in to our connectivity and management products. Using these information appliances, healthcare professionals can reference pertinent information and convert a patient's medical data into concise multi-media information that may be included in an electronic patient record, distributed within a health care organization's information network, and communicated externally to referring physicians and their patients via the Internet. We also provide services to assist customers in the planning, implementation and on-going support of their eHealth connectivity and information management solutions.

     We classify our sales by application type. OEM/VAR products are sold primarily through original equipment manufacturers and value added resellers, which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users, either directly or through distributors under the Merge brand name. Professional Services includes both our MergeLink training, advisory services, project management and medical standards validation, and our Merge Integration Technology Services worldwide field organization. OEM/VAR, Systems Solutions and Professional Services sales were as follows for 1999, 1998 and 1997.

                                         1999          1998           1997
                                     -----------   -----------    ------------
                                                 (in thousands)
            APPLICATION

OEM/VAR ..........................     $  6,070      $  4,847       $ 5,705
Systems Solutions.................        5,669         4,822         4,011
Professional Services.............        1,561           ---           ---
                                       --------    -----------    ------------
                                       $ 13,300      $  9,669       $ 9,716
                                      =========    ===========    ============

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales. Net sales increased by 38% to $13,300,000 in 1999 from $9,669,000 in 1998. Net sales of OEM/VAR increased by 25% to $6,070,000 in 1999 from $4,847,000 in 1998. The increase in this area reflects higher sales in each of the software, connectivity box and interface boards product lines. Net sales of Systems Solutions increased by 18% to $5,669,000 in 1999 from $4,822,000 in 1998. Sales of Systems Solutions accounted for 43% of net sales in 1999 and are expected to increase as a percentage of net sales in the future. Professional Services include work performed by our MergeLink and MergeSupport groups. Our MergeLink professional consultants provide training advisory services, project management and medical standards validation. Our MergeSupport worldwide field service organization provides site planning, installation and on-going support services for healthcare providers and our strategic partners. We are reporting Professional Services as a separate line item beginning in 1999 as, for the first time, Professional Services represented greater than 10% of our net sales. Previously, Professional Services revenues were reported to both the OEM/VAR and Systems Solutions Categories.

     Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales to 24% in 1999 from 27% in 1998. Amortization of purchased and developed software increased as a percentage of net sales to 10% in 1999 from 8% in 1998, due to commencement of amortization of certain software development projects. Amortization of purchased and developed software is expected to increase in dollar terms, but as a percentage of net sales, amortization of purchased and developed software is expected to remain at or near the current level in the future.

     Gross profit. Gross profit increased by 41% to $8,790,000 in 1999 from $6,250,000 in 1998. As a percentage of net sales, gross profit was at 66% in 1999 compared to 65% in 1998.

     Sales and marketing. Sales and marketing expense increased by 26% to $5,002,000 in 1999 from $3,961,000 in 1998. This increase is due primarily to additional personnel, travel and marketing expenses related to sales growth in 1999. As a percentage of net sales, sales and marketing expense decreased to 38% in 1999 from 41% in 1998. We expect to continue to make additions to our sales/marketing and service staff in order to increase net sales. However, we expect that over time sales and marketing expense will continue to decrease as a percentage of net sales.

     Product research and development. Research and development expense increased by 15% to $2,108,000 in 1999 from $1,831,000 in 1998. The increase in research and development expense is due primarily to the cost of additional software engineers engaged in product development in Toronto. This workforce, which was added at the time of the Interpra acquisition, is engaged in new product development on information service products based on Java and XML technologies.

     General and administrative. General and administrative expense decreased by $11,000 to $2,147,000 in 1999 from $2,158,000 in 1998. As a percentage of net sales, general and administrative expense decreased to 16% in 1999 from 22% in 1998. General and administrative expense includes information systems, accounting and administrative support and management personnel and their activities in our United States, Europe, Canada and Japan offices. We expect general and administrative expense to increase modestly in 2000 in dollar terms and to decrease as a percentage of net sales due to anticipated increases in net sales.

     Depreciation and amortization. Depreciation and amortization expense increased by $230,000 to $651,000 in 1999 from $420,000 in 1998. Depreciation and amortization is assessed on our capital equipment, goodwill and other intangible assets acquired in the mergers with Signal Stream Technologies, Inc. and Interpra.

     Acquired in-process technology and related software write-off. In the acquisition of Interpra, we recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility as of September 3, 1999, the date we acquired 100% of its voting stock. We also recorded a write-down of $441,000 of software capitalized by us that was replaced by technologies acquired in the merger.

     Total other income, net. Total other income, net decreased to $34,000 in 1999 from $244,000 in 1998 due primarily to an increase of $132,000 in foreign exchange transaction expense and a decrease in net interest income of $139,000. Foreign currency translation in 1999 reflects our potential exchange rate rise on an intercompany obligation that is stated in US dollars.

     Income taxes. We recognized an income tax expense in 1999 and in 1998, despite incurring losses for financial reporting purposes due primarily to foreign income taxes. We recorded an income tax expense of $173,000 in 1999, which reflects primarily foreign income tax withholding on software royalties.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Net sales. Net sales decreased by $47,000 to $9,669,000 in 1998 from $9,716,000 in 1997, primarily due to decreased net sales of component products to OEMs. Net sales of OEM/VAR Products, which includes our software and interface boards, decreased 15% to $4,847,000 in 1998 from $5,705,000 in 1997. Systems Solutions net sales increased by 20% to $4,822,000 in 1998 from $4,011,000 in 1997.

         Cost of goods sold. Cost of goods sold consists of purchased components and the amortization of purchased and developed software. The cost of purchased components as a percentage of net sales in 1998 increased to approximately 27% compared to 24% in 1997, reflecting higher sales discounts for certain products in certain distribution channels. Amortization of purchased and developed software increased to $816,000 or 8% of net sales in 1998 from $614,000 or 6% of net sales in 1997 due to commencement of amortization on several new products. Amortization of purchased and developed software is expected to increase moderately in 1999 in dollar terms; however amortization is a fixed cost, and as net sales increase, amortization expense is expected to decrease as a percentage of net sales.

         Gross profit. Gross profit decreased by 7% to $6,250,000 in 1998 from $6,740,000 in 1997. As a percentage of net sales, gross profit decreased to 65% for 1998 from 69% for 1997.

         Sales and marketing. Sales and marketing expense increased by 51% to $3,961,000 in 1998 from $2,621,000 in 1997. In 1998, the Company retained additional field sales and service personnel in order to support our goal of additional market penetration. Our sales and marketing department staff increased to 21 persons as of December 31, 1998 from 17 persons as of December 31, 1997. We also increased our service engineering staff to 13 persons as of December 31, 1998 from eight persons as of December 31, 1997.

         Product research and development. Research and development expense increased by 13% to $1,831,000 in 1998 from $1,616,000 in 1997. The increase in research and development expense consists primarily of compensation to additional product engineers engaged in software design and the development of specialized computer hardware. We believe that advanced technology is a key element in the success of our business, and we expect to continue to increase our research and development expenditures in dollar terms. However, in the future as net sales increase, we expect research and development expense to decline as a percentage of net sales.

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

         Total other income (expense). Total other income (expense) changed to $244,000 in 1998 from ($1,148,000) in 1997. In 1998, we had interest income of
$263,000 as a result of the investment of funds raised in our initial public offering, which occurred on January 29, 1998. In 1997, interest expense of $1,088,000 was incurred, including $872,000 in noncash interest expense for amortization of a discount on the outstanding note held by Sirrom Capital Corporation.

         Income taxes. We incurred income tax expense of $44,000 in 1998, due primarily to federal alternative minimum tax and state income tax liabilities. The Company did not pay federal income taxes or recognize an income tax benefit in 1997 despite incurring a loss for financial reporting purposes due to continued losses, uncertainty as to future realization of a tax benefit, and due to the nondeductibility of certain financing charges.

LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows. Operating cash flows were $192,000 in 1999 compared to $(2,505,000) in 1998. Non-cash items were a significant component of our net loss in 1999, including a $1,641,000 charge for acquired in-process technology and a software write-off related to the acquisition of Interpra Medical. Accounts receivable increased by $1,325,000 in 1999 due to the increase in our net sales, and both accounts payable and inventory increased, due to continued growth in the volume of our business.

     Investing cash flows. Cash used in investing activities was $1,827,000 in 1999. We capitalized $1,302,000 in software development of product enhancements, primarily for products which were either completed in 1999 or expected to be available for sale in 2000. We also purchased $525,000 in capital equipment.

     Financing cash flows. Cash used in financing activities was $54,000 in 1999 for repayment of short-term notes and payments under capitalized leases.

     Cash and cash equivalents were $2,044,000, $3,660,000 and $428,000, and working capital was $4,323,000 and $6,325,000 and $(1,972,000) at the end of 1999, 1998 and 1997, respectively. We expect that our current resources along with internally generated cash flows will be sufficient to support operations in 2000. While we are currently exploring operating financing alternatives, we do not at this time have a bank line of credit.

YEAR 2000

We did not experience interruptions to our operations due to the change in date from 1999 to 2000, and our products have functioned according to their defined Y2K specifications. We anticipate that Y2K errors will not have a significant impact on our operations in the future.

We continue to offer products and services to imaging device manufacturers to correct errors inherent to the software on their devices. However, we anticipate that sales of Y2K upgrades will not be significant to our business in 2000.

In 2000, hospital information technology budgets could potentially be redirected to Y2K problems unrelated to Merge product offerings, which could delay orders for our products. However, Y2K budget redirection, as of yet, has not had a material adverse impact on our business.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS
MERGE TECHNOLOGIES INCORPORATED:

         We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiary (Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



KPMG LLP

/s/ KPMG

Chicago, Illinois
February 25, 2000

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                  DECEMBER 31,
                                                                                        --------------------------------
                                                                                             1998              1999
                                                                                        -------------      -------------
Current assets:
  Cash and cash equivalents.....................................................        $   3,659,879      $   2,044,035
  Accounts receivable, net of allowance for doubtful accounts of $25,000 and
    $83,600 at December 31, 1998 and 1999, respectively.........................            1,777,344          3,085,962
  Inventory.....................................................................            1,951,160          1,509,060
  Prepaid expenses..............................................................              361,773            173,460
  Taxes recoverable.............................................................                  ---            385,495
  Other current assets..........................................................               62,095                ---
                                                                                        -------------      -------------
Total current assets............................................................            7,812,251          7,198,012
                                                                                        -------------      -------------
Property and equipment:.........................................................
  Computer equipment............................................................            2,072,656          2,698,889
  Office equipment..............................................................              426,153            393,673
                                                                                        -------------      -------------
                                                                                            2,498,809          3,092,562
  Less accumulated depreciation.................................................            1,054,554          1,588,943
                                                                                        -------------      -------------
Net property and equipment......................................................            1,444,255          1,503,619
License agreement, net of accumulated amortization of $150,643 and $232,584 at
  December 31,1998 and 1999, respectively.......................................              157,055             75,114
Purchased and developed software, net of accumulated amortization of ...........
  $3,057,339 and $3,953,422 at December 31, 1998 and 1999, respectively.........            3,463,824          3,577,674
Goodwill, net of accumulated amortization of $21,754 and $42,426 at
  December 31,1998 and 1999, respectively.......................................               37,633            429,469
Other intangibles, net of accumulated amortization of $ - and $8,482 at
  December 31,1998 and 1999, respectively.......................................                  ---            229,018
Other...........................................................................               13,008            215,963
                                                                                        -------------      -------------
Total assets....................................................................        $  12,928,026      $  13,228,869
                                                                                        =============      =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................       $      778,307      $   2,101,101
  Current portion of obligations under capital leases...........................               12,564             15,050
  Customer deposits.............................................................              149,593            204,496
  Accrued wages................................................................               418,388            402,883
  Other accrued liabilities.....................................................              128,449            151,304
                                                                                        -------------      -------------
Total current liabilities.......................................................            1,487,301          2,874,834
                                                                                        -------------      -------------
Notes payable...................................................................                  ---            141,876
Put options related to exchangeable common stock................................                  ---          1,223,670
Obligations under capital leases, excluding current portion.....................               18,137             24,250
                                                                                        -------------     --------------
   Total liabilities............................................................            1,505,438          4,264,630
                                                                                        -------------     --------------
Shareholders' equity
  Preferred stock, $0.01 par value: authorized 5,000,000, no shares issued......                 ---                 ---
  Common stock, $0.01 par value: authorized 30,000,000, issued and
   outstanding 5,778,216 shares at December 31, 1998, and 5,781,389 at December                57,782             57,814
   31, 1999.....................................................................
  Additional paid-in capital ...................................................           13,931,432         14,333,392
  Accumulated deficit...........................................................           (2,588,598)        (5,487,419)
  Other comprehensive income - cumulative translation adjustment................               21,972             60,452
                                                                                        -------------     --------------
 Total shareholders' equity  ...................................................           11,422,588          8,964,239
                                                                                        -------------     --------------
 Total liabilities and shareholders' equity....................................         $  12,928,026     $   13,228,869
                                                                                        =============     ==============

           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                              YEARS ENDED
                                                                             DECEMBER 31,
                                                                ----------------------------------------
                                                                   1997         1998          1999
                                                                ------------ ------------ --------------
Net sales...................................................    $ 9,716,112  $ 9,669,172  $  13,300,220
Cost of goods sold:
  Purchased components......................................      2,362,248    2,602,867      3,234,874
  Amortization of purchased and
   developed software.......................................        613,980      816,358      1,274,827
                                                                ------------ ------------ --------------
Total cost of goods sold....................................      2,976,228    3,419,225      4,509,701
                                                                ------------ ------------ --------------
Gross profit................................................      6,739,884    6,249,947      8,790,519
                                                                ------------ ------------ --------------
Operating costs and expenses:
  Sales and marketing.......................................      2,621,152    3,960,546      5,002,321
  Product research and development..........................      1,616,486    1,830,560      2,108,216
  General and administrative................................      1,245,852    2,157,632      2,146,946
  Depreciation and amortization.............................        317,517      420,850        651,185
  Acquired in-process R&D and related software write-off....            ---          ---      1,641,063
                                                                ------------ ------------ --------------
Total operating costs and expenses..........................      5,801,007    8,369,588     11,549,731
                                                                ------------ ------------ --------------
Operating income (loss).....................................        938,877   (2,119,641)    (2,759,212)
                                                                ------------ ------------ --------------
Other income (expense):
  Interest expense..........................................     (1,088,079)     (40,718)       (26,998)
  Interest income...........................................         19,197      262,486        123,214
  Other, net................................................        (79,021)      21,876        (62,608)
                                                                ------------ ------------ --------------
Total other income (expense)................................     (1,147,903)     243,644         33,608
                                                                ------------ ------------ --------------
Loss before income taxes....................................       (209,026)  (1,875,997)    (2,725,604)
Income taxes................................................            ---       43,973        173,217
                                                                ------------ ------------ --------------
Net loss....................................................       (209,026)  (1,919,970)    (2,898,821)
                                                                ============ ============ ==============
Loss applicable to common shareholders......................       (209,026)  (1,919,970)    (2,933,893)
                                                                ============ ============ ==============
Basic & diluted loss per share..............................    $     (0.05)  $    (0.34)  $      (0.51)
                                                                ============ ============ ==============
Shares used to compute basic and diluted
  loss per share............................................      3,902,993    5,608,255      5,778,225
                                                                ============ ============ ==============

           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                   RETAINED
                                                                  ADDITIONAL       EARNINGS     CUMULATIVE        TOTAL
                                            COMMON STOCK           PAID-IN      (ACCUMULATED   TRANSLATION   SHAREHOLDERS'
                                         SHARES     AMOUNT         CAPITAL         DEFICIT      ADJUSTMENT      EQUITY
                                        ---------  ---------    -------------   ------------   -----------   -------------
Balance at December 31, 1996            3,896,861  $  38,969    $   2,854,107   $   (459,602)   $    1,213   $   2,434,687
                                        ---------  ---------    -------------   ------------   -----------   -------------
Exercise of stock options...........       11,202        112            8,138            ---           ---           8,250
Accretion of put value..............          ---        ---         (129,614)           ---           ---        (129,614)
Net loss............................          ---        ---              ---       (209,026)          ---        (209,026)
Foreign currency translation                  ---        ---              ---            ---        55,846          55,846
 adjustment.........................    ---------  ---------    -------------   ------------   -----------   -------------
Balance at December 31, 1997........    3,908,063  $  39,081    $   2,732,631   $   (668,628)  $    57,059   $   2,160,143
                                        ---------  ---------    -------------   ------------   -----------   -------------
Exercise of stock options...........        1,016         10            1,490            ---           ---           1,500
Sale of common stock................    2,185,000     21,850       13,088,150            ---           ---      13,110,000
Exercise of call option.............     (424,757)    (4,248)        (802,344)           ---           ---        (806,592)
Payment of warrant termination
 fee................................          ---        ---           21,788            ---           ---         21,788
Exercise of stock warrant...........      108,942      1,089          (1,089)            ---           ---            ---
IPO related fees....................          ---        ---      (2,181,121)            ---           ---     (2,181,121)
Adjustment to put value.............          ---        ---        1,072,003            ---           ---      1,072,003
Payout of fractional shares.........          (48)       ---             (291)           ---           ---           (291)
Payment for stock warrant...........          ---        ---              215            ---           ---            215
Net loss............................          ---        ---              ---     (1,919,970)          ---     (1,919,970)

Foreign currency translation                  ---        ---              ---            ---       (35,087)       (35,087)
 adjustment.........................    ---------  ---------    -------------   ------------   -----------   ------------
Balance at December 31, 1998........    5,778,216  $  57,782    $  13,931,432   $ (2,588,598)  $    21,972   $ 11,422,588
                                        ---------  ---------    -------------   ------------   -----------   ------------
Adjustments to fractional shares....          ---        ---            4,044            ---           ---          4,044

Issuance of exchangeable share
 rights.............................          ---        ---          433,020            ---           ---        433,020
Exchange of share rights into
 common stock.......................        3,173         32             (32)            ---           ---            ---
Accretion of put value..............          ---        ---         (35,072)            ---           ---       (35,072)
Net loss............................          ---        ---              ---    (2,898,821)           ---     (2,898,821)
Foreign currency translation                  ---        ---              ---            ---        38,480         38,480
 adjustment.........................    ---------  ---------    -------------   ------------   -----------   ------------
Balance at December 31, 1999........    5,781,389  $  57,814    $  14,333,392   $ (5,487,419)  $    60,452   $  8,964,239
                                        =========  =========    =============   ============   ===========   ============

           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                ---------------------------------------
                                                                                   1997          1998          1999
                                                                                ------------  ------------  -----------
Cash flows from operating activities:
  Net loss..................................................................... $   (209,026) $ (1,919,970) $ (2,898,821)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
    Depreciation and amortization..............................................      934,649     1,178,193     1,541,568
    Amortization of discount on Sirrom Loan....................................      871,538           ---           ---
    Amortization of discount on note acquired in merger........................          ---           ---         3,700
    Provision for doubtful accounts receivable.................................       (3,162)      169,166        16,256
    Acquired in-process technology and related software write-off..............          ---           ---     1,641,063
    Change in assets and liabilities net of acquisition:
       Accounts receivable.....................................................     (319,422)     (123,693)   (1,324,874)
       Inventory...............................................................     (774,000)     (772,667)      442,100
       Prepaid expenses........................................................          ---      (338,347)      (50,311)
       Accounts payable........................................................       56,984      (808,806)      920,304
       Accrued expenses........................................................      169,408       121,390        (6,938)
       Customer deposits.......................................................       33,887       110,412        54,904
       Other...................................................................       31,743      (121,082)     (146,979)
                                                                                ------------  ------------  ------------
Net cash provided by (used in) operating activities                                  792,599    (2,505,404)      191,972
                                                                                ------------  ------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment.........................................      (499,065)     (850,262)     (525,340)
  Development of software.....................................................    (1,005,218)   (1,549,133)   (1,301,830)
  Purchase of license agreement...............................................        (3,210)      (16,388)          ---
                                                                                ------------  ------------  ------------
Net cash used in investing activities.........................................    (1,507,493)   (2,415,783)   (1,827,170)
                                                                                ------------  ------------  ------------
Cash flows from financing activities:
  Proceeds from loan agreement with Sirrom.....................................    2,000,000           ---           ---
  Repayment of loan agreement with Sirrom......................................          ---    (2,000,000)          ---
  Financing fees associated with loan agreement with Sirrom....................      (63,371)          ---           ---
  Financing fees related to IPO................................................     (285,068)          ---           ---
  Proceeds from revolving credit agreement.....................................      470,000           ---           ---
  Repayment of revolving credit agreement......................................   (1,223,000)          ---           ---
  Repayment of notes acquired from Interpra....................................          ---           ---       (37,653)
  Issuance of common stock, net of expenses....................................          ---    11,213,656           ---
  Proceeds from exercise of stock options......................................        8,255         1,715           ---
  Payment for call of common stock.............................................          ---      (806,592)          ---
  Payment of warrant termination fee...........................................          ---      (196,096)          ---
  Principal payments under capital leases......................................      (50,749)      (55,316)      (15,909)
                                                                                ------------  ------------   -----------
Net cash provided by (used in) financing activities............................      856,067     8,157,367       (53,562)
                                                                                ------------  ------------   -----------
Effect of exchange rate changes on cash........................................          ---        (4,572)       72,916
Net increase (decrease) in cash and cash equivalents...........................      141,173     3,231,608    (1,615,844)
Cash and cash equivalents, beginning of period.................................      287,098       428,271     3,659,879
                                                                                ------------  ------------   -----------
Cash and cash equivalents, end of period......................................  $    428,271  $  3,659,879   $ 2,044,035
                                                                                ============  ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes..................................................... $        ---  $        ---   $    14,657
Cash paid for interest.........................................................      209,403        61,088        24,839
NON CASH FINANCING AND INVESTING ACTIVITIES
Property and equipment acquired through capital leases.........................       59,493         4,889        24,508
Accretion of put options related to common stock and stock warrants............      129,614           ---        35,072

           See accompanying notes to consolidated financial statements

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                    YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                             1997             1998             1999
                                                         -------------   --------------   --------------
Net loss.............................................    $   (209,026)   $  (1,919,970)   $   (2,898,821)
Other comprehensive income (loss) - cumulative
  translation adjustment.............................          55,846          (35,087)           38,480
                                                         -------------   --------------   --------------
Comprehensive net loss...............................    $   (153,180)   $  (1,955,057)   $   (2,860,341)
                                                         =============   ==============   ==============




















           See accompanying notes to consolidated financial statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Nature of Operations

         Merge Technologies Incorporated and its wholly-owned subsidiaries design, manufacture, market, and support hardware and software products used in networks for the storage, management, and distribution of medical imaging data. The Company's products connect diverse medical equipment and systems, providing increases in efficiency and productivity for hospitals and clinics. The Company sells its products primarily in the United States, as well as internationally.

(b)      Principles of Consolidation

         The consolidated financial statements include the financial statements of Merge Technologies Incorporated and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

         Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of the Company's major classes of property and equipment are: for computer equipment five years for assets placed in service prior to December 31, 1997 and three years for assets acquired after December 31, 1997; and seven years for office equipment. Equipment held under capital leases and leasehold improvements are amortized using the straight line method over the shorter of the lease term or estimated useful life of the asset.

(f)      Purchased and Developed Software

         All research and development costs incurred prior to the point at which management believes a project has reached "technological feasibility" are expensed. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

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

         On January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 1999 are recoverable in future periods.

(h)      Goodwill and Other Intangibles

         Other intangibles represent the excess of purchase price over fair value of net assets acquired and the customer list acquired through the acquisition of Signal Stream Technologies, Inc. and is amortized on a straight-line basis over ten years, the expected period to be benefited. Also included, is the excess of purchase price over fair value of net assets acquired, the customer list and assembled workforce acquired through the merger with Interpra all of which are amortized on a straight-line basis over seven years.

         The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability will be impacted if estimated future operating cash flows are not achieved.

(i)      Income Taxes

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         The Company files a consolidated federal income tax return with its United States subsidiary.

(j)      Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions required by SFAS No. 123.

(k)      Revenue Recognition

         The Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition". Revenues from software fees and software maintenance are deferred and recognized ratably over the contract period, which is generally one year. Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.

(l)      Use of Estimates

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

(m)      Loss Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised dilutive potential common shares. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised potential common shares. Because the Company reported a net loss for the years ended December 31, 1997, 1998 and 1999, per share amounts have been presented under the basic method only.

     Had the Company reported net earnings for the years ended December 31, 1997, 1998 and 1999, the weighted average number of shares outstanding would have potentially been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method to outstanding stock options):

                                        1997             1998             1999
                                     ---------        ---------        ---------
Stock options...................       958,100          968,806        1,344,074
Exchangeable shares.............           ---              ---          420,000
Warrants........................       145,256          190,000          190,000
                                     ---------        ---------        ---------
                                     1,103,356        1,158,806        1,954,074
                                     =========        =========        =========

     Additionally, the net loss applicable to common stockholders for 1999 is increased by adding the accretion of the put option of $35,072 related to the exchangeable shares issued in the merger with Interpra.

(n)      Stock Dividend

     On September 25, 1997, the Company declared a 6.77217-for-one stock split, effective as of the date of declaration of effectiveness of the initial public offering, which occurred January 29, 1998. The stock split was effected as a stock dividend of 5.77217 shares per share of common stock. The accompanying consolidated financial statements and notes reflect this change in capital structure.

(o)      Reclassifications

     Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current year.

(2)      ACQUISITIONS

     On September 3, 1999, the Company acquired 100% of the voting stock of Interpra Medical Imaging Network, Ltd. of Canada. In consideration for this, the Company issued 420,000 exchangeable share rights. Each holder of Interpra shares has the right, at any time within five years of the acquisition date, to exchange their shares for the Company's shares. At the end of the five-year period, any shares not exchanged will automatically be exchanged into the Company's shares. Each holder of the exchangeable share right has also received a put option, which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

     The acquisition of Interpra was accounted for under the purchase method of accounting and accordingly, the assets have been recorded at their estimated fair values at the date of acquisition. Acquired technology related to this transaction was $140,000 and is being amortized over a period of five years. Goodwill and other tangibles related to this transaction was $412,500, of which $237,500 is attributable to an acquired customer base and assembled workforce, and is being amortized over a period of seven years. The Company also recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility at the date of the acquisition and write-down of $441,000 of software capitalized by the Company that was replaced by technologies acquired.

     The pro forma unaudited results of operations had the acquisition occurred at the beginning of 1999 is as follows:

                                      Year Ended             Year Ended
                                     December 31,           December 31,
                                         1998                  1999
                                     -----------------------------------
                                       (in thousands, except for per
                                               share data)
Net sales........................      $ 9,773                $ 13,313
Net loss.........................       (2,331)                 (3,728)
Basic loss per share.............      $ (0.38)               $  (0.65)

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

     In addition to the initial payments for the licenses of $288,100, the Company is obligated to pay a royalty based upon the number of the products distributed. The agreement is being amortized over the expected period of benefit, 47 months. No products subject to royalty were sold in 1997, 1998 or 1999. Accumulated amortization was approximately $151,000 and $233,000 for the years ended December 31, 1998 and 1999, respectively.

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

         The Company incurred interest expense on the bank debt of $44,000 in 1997.

(b)      Note Payable to Sirrom

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

         Proceeds from the Loan Agreement were used to fully pay the principal and interest outstanding on the note payable to bank (note 3 (a)), and were also available to repurchase certain outstanding shares of the Company's common stock, and provide additional working capital for sales, marketing, and product development expenditures.

         The note payable and related interest were paid in full in February 1998, with proceeds from the Company's initial public offering (note 7).

         Interest expense in connection with the Sirrom Loan Agreement was $135,000 and $24,000 in 1997 and 1998, respectively. In 1997, the Company also incurred an additional $872,000 non-cash interest expense for amortization of the discount on the Sirrom Loan.

(c)      Note Payable to Investor

         In September, 1999 the Company assumed a $300,000 (Cdn), five year non-interest bearing note carried on the books of Interpra. The total note in USD converted at December 31, 1999 rate of 1.4442 is approximately $207,000. The note was discounted to reflect the current interest rate of 8% at the time the note was assumed. The discount is being amortized over a five-year period. The Company recognized interest expense related to this note in 1999 of approximately $3,700.

(5)  EMPLOYEE BENEFIT PLAN

         The Company maintains a contributory deferred profit-sharing plan (401(k)) covering employees who meet minimum service requirements and have elected to participate. Company contributions, which are at the discretion of the Board of Directors, totaled $46,100, $73,600 and $67,400 for the years ended December 31, 1997, 1998 and 1999, respectively.

(6)  INCOME TAXES

         The provision for income tax consists of the following for the years ended December 31, 1997, 1998 and 1999.


    PROVISION SUMMARY:
                                            1997         1998          1999
                                         ---------    ----------   -----------
    Current:
       Federal......................           ---      $ 28,000     $     ---
       State........................           ---        16,000        16,000
       Foreign......................           ---           ---       157,000
                                         ---------    ----------   -----------
                 Total Current......           ---        44,000       173,000

    Deferred:
       Federal......................           ---           ---           ---
       State........................           ---           ---           ---
                                         ---------    ----------   -----------
                 Total Deferred.....           ---           ---           ---
                                         =========    ==========   ===========
    TOTAL                                      ---      $ 44,000      $173,000
                                         =========    ==========   ===========

 .........Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 34% to loss before income taxes and extraordinary item) as a result of the following:

                                                                                       YEARS ENDED
                                                                                       DECEMBER 31,
                                                                         -----------------------------------------
                                                                            1997            1998            1999
                                                                         ---------       ----------      ---------
Expected tax expense (benefit)......................................     $(71,000)       $(638,000)      $(927,000)
Total Increase (decrease) in income taxes resulting from............           ---              ---
  Nondeductible amortization and acquired in-process
  technology........................................................           ---              ---        419,000
  Change in the beginning of the year balance of the
       valuation allowance for federal deferred tax assets
       allocated to income tax expense..............................      (409,000)         767,000        612,000
  Research and experimentation credit...............................      (180,000)        (132,000)      (123,000)
   Nondeductible financing costs....................................       318,000            8,000            ---
   Nondeductible acquisition costs..................................           ---              ---         60,000
   Nondeductible expenses...........................................        14,000            5,000        109,000
  Foreign tax credits...............................................       (19,000)             ---       (157,000)
  State and local income taxes, net of federal income tax
       benefit......................................................        51,000           10,000         11,000
  Foreign withholding taxes.........................................           ---              ---        157,000
  Other.............................................................       296,000           24,000         25,000
                                                                         ---------       ----------      ---------

Actual tax expense..................................................     $     ---       $   44,000      $ 173,000
                                                                         =========       ==========      =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are presented below:

                                                                                                DECEMBER 31,
                                                                                      ------------------------------
                                                                                          1998             1999
                                                                                      -------------    -------------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts........       $   40,000         $ 46,000
  Accrued wages..................................................................          136,000          113,000
  Research and experimentation credit carryforward...............................          934,000        1,316,000
  Other credit carryforwards.....................................................           29,000          230,000
  Net operating loss carryforwards...............................................        1,097,000        1,404,000
  Foreign net operating loss carryforwards.......................................              ---          596,000
  Other..........................................................................           59,000           45,000
                                                                                     -------------    -------------
Total gross deferred tax assets..................................................        2,295,000        3,750,000
  Less valuation allowance.......................................................        (793,000)       (2,258,000)
                                                                                     -------------    -------------

  Net deferred tax asset.........................................................        1,502,000        1,492,000
                                                                                     -------------    -------------

Deferred tax liabilities:
  Property and equipment, principally due to differences in depreciation.........         (68,000)         (101,000)
  Software development costs.....................................................       (1,347,00)       (1,359,000)
  Intellectual property..........................................................         (73,000)          (18,000)
  Customer list..................................................................         (14,000)          (14,000)
                                                                                     -------------    -------------
Total gross deferred liabilities.................................................       1,502,000         1,492,000
                                                                                     =============    =============
Net deferred taxes...............................................................    $        ---     $        ---
                                                                                     =============    =============

         The net change in the total valuation allowance for the years ended December 31, 1997, 1998 and 1999 was an increase (decrease) of $(409,000), $770,000, and $1,465,000 respectively. The $1,465,000 includes $541,000 net deferred tax assets acquired during 1999. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances.

         At December 31, 1999, the Company had federal net operating loss carryforwards and research credits carryforwards approximating $3,528,000 and $917,000, respectively, and state net operating loss carryforwards and research credit carryforwards of $3,882,000 and $400,000, respectively, and foreign Federal and provincial net operating losses of $367,000 and $229,000 respectively. These losses and credits are available to offset future taxable income and tax, if any. The federal amounts expire in varying amounts beginning in 2008 and 2005 respectively, and continuing through 2019 and 2019, respectively. The state net operating losses and research credits expire in varying amounts beginning in 2011 and continuing through 2014. A portion of the income tax loss carryforwards and credits are subject to certain limitations which could impair the Company's ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in the Company's ownership should occur, there could be an additional annual limitation on the amount of the carryforwards which could be utilized.

(7)  LEASES

         The Company is obligated under various capital leases for computer equipment that expire at various dates during the next three years. The gross amount of computer equipment under capitalized leases and related depreciation in the following periods was: at December 31, 1997, $154,700 and accumulated depreciation $52,400; at December 31, 1998 equipment $72,500 and accumulated depreciation $32,500; and at December 31, 1999 equipment $59,000 and accumulated depreciation $21,300.

         The Company has a noncancelable operating lease for its main office facility. The lease is for an eight year term expiring in August 2004. The Company can terminate the lease after the expiration of the fourth year, subject to certain termination costs. Total rent expense associated with this lease for the years ended December 31, 1997, 1998 and 1999 was approximately $160,000, $199,000 and $215,000, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payment as of December 31, 1999, are:


                                          OPERATING                CAPITAL
                                         ------------              --------
2000................................      $ 216,249                $19,327
2001................................        210,810                 19,327
2002................................        210,810                  7,398
2003................................        209,987
2004 and thereafter.................        138,345
                                         ------------               --------

Total minimum lease payments........      $ 986,201                $46,052
                                        ============               =======

  Less amount representing interest...............................   6,748
                                                                    ------

Present value of net minimum capital lease payments...............  39,304
   Less current installments of obligations under capital leases..  15,054
                                                                   -------

Obligations under capital leases, excluding current installments.. $24,250
                                                                   =======

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

          These shares were also subject to a put option exercisable by the former Class B shareholders, to put their shares back to the Company (for cash) at the book value of the Company , which is defined as assets less the sum of liabilities and preferred stock paid-in capital, all as defined under GAAP, divided by the number of common shares, as of the last day of the fiscal quarter next preceding the date that the notice of exercise of this option is sent. The put option was to be effective June, 1997 through June, 1998.

          In March 1997, the Company amended the SR Agreement to extend the Company's call option and the holder's put option through October 1998. The call price ranged from $1.56 to $2.37 and the put price ranged from $0.71 to $1.52.

          As of December 31, 1995 there were 616,674 shares of former Class B stock and 60,536 former Class B options outstanding which were subject to call and put rights. Each of the holders of former Class B stock and Class B options also held subordinated notes. In April 1996, the number of shares and options subject to the call and put options was reduced to 424,757 and 13,253, respectively, as a provision of the conversion of the subordinated Notes into common shares. In April, 1997, the 13,253 options subject to the call and put expired. In February 1998, the Company exercised its call option with respect to the 424,757 shares for a price of $1.90 a share.

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

d)       Stock Option Plan

         The Company maintains a stock option plan for employees of Merge Technologies Incorporated which provides for the granting of a maximum of 2,015,826 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of the options vest 25% immediately with the remaining vesting over a three-year period. The options granted under this plan expire six years from the date of grant. There were no option grants to employees in 1998. In 1999, 493,000 options were granted under the plan.

         In 1998, the Company established a stock option plan for nonemployee directors of Merge Technologies Incorporated which provides for the granting of a maximum of 100,000 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. Options granted under this plan in 1998 vest as to one third of such shares on each of the first, second and third anniversaries of the date of issuance. The options granted under this plan expire 10 years and one day from the date of grant. Directors have been granted 60,000 and 17,500 in 1998 and 1999, respectively.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997: expected option lives of four years, expected volatility and dividend yield of 0%, and a risk-free interest rate of 6.13%. For grants made in 1998, the following assumptions were used: expected option lives of 10 years, expected volatility of 45%, dividend yield of 0% and a risk-free interest rate of 4.64%. For grants made in 1999, the following assumptions were used: expected option lives of 6 and 10 years, expected volatility of 50%, dividend yield of 0%, and a risk free interest rate of 5.83% and 6.49%. The weighted average grant-date fair value of options calculated using the Black-Scholes model was $1.29 and $3.77 for options granted in 1997 and 1998, respectively. In 1999 the weighted average grant-date fair value of options calculated using the Black-Scholes model for five separate grants were: for six-year options $0.81, $0.72 and $0.57, for ten-year options $0.72 and $1.53.

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

                                                       1997             1998              1999
                                                  --------------  ----------------  ----------------
Net loss applicable to common shareholders

     As reported...............................    $  (209,026)     $ (1,919,970)    $ (2,898,821)
     Pro forma.................................       (347,026)       (2,092,741)      (3,201,964)

Basic and diluted net loss per share

     As reported...............................    $     (0.05)     $      (0.34)    $      (0.51)
     Pro forma.................................          (0.09)            (0.37)           (0.55)


         Pro forma net loss applicable to common shareholders reflects only options granted in 1997, 1998 and 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss applicable to common shareholders amounts presented above, because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. A summary of stock options is as follows:

                                                                                          WEIGHTED
                                                                                           AVERAGE
                                                                            WEIGHTED     FAIR VALUE
                                                                             AVERAGE         OF
                                                                            EXERCISE       OPTIONS
                                                              NUMBER          PRICE        GRANTED
                                                            ------------   ------------  ------------
Options outstanding, December 31, 1996..................        837,480        $  1.39
Options granted.........................................        251,925           0.74    $   1.29
Options exercised......................................         (11,201)          6.00
Options forfeited.......................................       (120,104)          0.96
                                                              ---------        -------
Options outstanding, December 31, 1997.................         958,100        $  2.67

Options granted.........................................         60,000           6.00        3.77
Options exercised.......................................         (1,016)          1.48
Options forfeited.......................................        (48,278)          4.16
                                                              ---------        -------
Options outstanding, December 31, 1998..................        968,806        $  2.80

Options granted.........................................        493,000           1.25        0.69
Options forfeited.......................................        (52,480)          4.08
                                                              ---------       --------
Options outstanding, December 31, 1999..................      1,409,326        $  2.21

                                                              ---------       --------
Options exercisable, December 31, 1999..................        985,042        $  2.27
                                                              =========       ========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
              ------------------------------------------------------      ------------------------------------
                                      WEIGHTED
                                      AVERAGE                                                WEIGHTED
 RANGE OF                            REMAINING          WEIGHTED                             AVERAGE
 EXERCISE          NUMBER OF        CONTRACTUAL     AVERAGE EXERCISE         NUMBER OF       EXERCISE
  PRICES            SHARES              LIFE             PRICE                SHARES          PRICE
----------    ----------------     ------------    -----------------      -------------    -------------
 $1.48            663,157             2.80              $1.48                 663,158          $1.48
 $6.00            253,167             4.43               6.00                 178,883           6.00
 $1.47            230,250             5.75               1.47                  78,000           1.47
 $1.03            195,000             5.98               1.03                  60,000           1.03
 $1.06             65,250             5.81               1.06                   2,500           1.06
 $2.19              2,500             9.90               2.19                   2,500           2.19
              ----------------    -------------    -----------------      -------------    -------------
                1,409,326             4.17              $2.21                 985,042          $2.27
              ================   ==============    ================       =============    =============

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

         In January 1998, at the completion of the initial public offering and as part of the Underwriting Agreement with H.C. Wainwright, the Company issued warrants of 190,000 shares, 10% of the shares offered to the public, at $7.80 per share.

(f)      Exchangeable Shares

         As part of the acquisition with Interpra, the Company issued 420,000 exchangeable shares for 100% of Interpra's voting stock (Note 2).

9)  GEOGRAPHIC, BUSINESS AND CREDIT CONCENTRATION

         Foreign sales, denominated in United States dollars, accounted for approximately 37%, 36%, and 39% of the Company's net sales for the years ended December 31, 1997, 1998, and 1999, respectively. Sales in foreign currency represented 6.8% of the Company's net sales for the year ended December 31, 1999. The Company's raw materials are readily available and the Company is not dependent on a single supplier or only a few suppliers.

         In March 1996, the Company established a sales office in Nuenen, The Netherlands. Revenues are attributed to countries based on the originating office of the related orders. Revenues for The Netherlands sales office were approximately $2,800,000, $2,700,000 and $3,800,000 in the years ended December 31, 1997, 1998 and 1999, respectively. The value of long-lived assets in service at the Nuenen sales office was not material in 1998 and 1999.

         The Company had two distributors that accounted for 18% each of consolidated net sales for the year ended December 31, 1998. For 1999, the Company had one distributor that accounted for 17% and two distributors and one customer that each accounted for 11% of consolidated net sales. Accounts receivable from two distributors accounted for 19% and 12%, respectively, of outstanding consolidated accounts receivable at December 31, 1998. Accounts receivable from two distributors and one customer accounted for 19%, 10%, and 19%, respectively, of outstanding consolidated accounts receivable at December 31, 1999.

(10)  CONSULTING AGREEMENT

         In June 1996, the Company entered into a three- year consulting agreement with one of its shareholders for financing and other business services. Pursuant to the terms of the consulting agreement, the shareholder was paid $3,500 per month during the term of the agreement plus out-of-pocket expenses. In the opinion of management of the Company, such fee was representative of the fee the Company would be required to pay an independent third-party to receive similar financing and other business services. The Company and the shareholder terminated this consulting agreement effective upon closing of the initial public offering in 1998.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report because the Registrant will file its definitive proxy statement pursuant to
Section 240.14a-101 (the "Proxy Statement") not later than 120 days after the end of the year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information required by this item is incorporated by reference to the information set forth under the caption "Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM-8K

(a)      Exhibit No.

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

         4.3      Common Stock Certificate (1)

         4.4      Representative's Warrant (2)

         10.1     Employment Agreement dated September 1, 1997 between
                  Registrant and William C. Mortimore (1)

         10.2     Merge/Sirrom Revised Modification Agreement dated as of
                  October 30, 1997 (1) and Amendment to Sirrom/Merge Agreement dated as of May 29, 1998 (3)

         10.3     OEM Purchase Agreement between Registrant and Philips Medical
                  Systems Nederland B.V. dated September 24,1994 and First
                  Amendment dated June 4, 1996 (1)

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

-------------------

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

         (5) Form 8-K were filed during the fourth fiscal quarter. The company filed a report on Form 8-K on September 21, 1999, and reports on Form 8-K/A on September 21, 1999 and November 18, 1999.

(b)      Reports on Form 8-K

         On November 18, 1999 we filed a Form 8-K report disclosing information under Item 7, Financial Statements, for Interpra Medical Imaging Network Ltd. dated August 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                REGISTRANT
                                MERGE TECHNOLOGIES INCORPORATED


Date: March 30, 2000       By:  /s/ William C. Mortimore
                                WILLIAM C. MORTIMORE
                                President and Chief Executive Officer


Date: March 30, 2000       By:  /s/ Colleen M. Doan
                                COLLEEN M. DOAN
                                Chief Financial Officer, Treasurer and Secretary

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2000       By:  /s/ Robert T. Geras
                                ROBERT T. GERAS
                                Director and Chairman of Board of Directors


Date: March 30, 2000       By:  /s/ Robert A. Barish
                                ROBERT A. BARISH, M.D.
                                Director


Date: March 30, 2000       By:  /s/ Dennis Brown
                                DENNIS BROWN
                                Director


Date: March 30, 2000       By:  /s/ Michael D. Dunham
                                MICHAEL D. DUNHAM
                                Director


Date: March 30, 2000       By:  /s/ Douglas S. Harrington
                                DOUGLAS S. HARRINGTON, M.D.
                                Director


Date: March 30, 2000       By:  /s/ Kevin E. Moley
                                KEVIN E. MOLEY
                                Director


Date: March 30, 2000       By:  /s/ Hymie Negin
                                HYMIE NEGIN
                                Director