Form 10QSB
period 2000-03-31
MERGE TECHNOLOGIES INC
filed 2000-05-15
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________ to _________
                         Commission file number 0-29486

                        Merge Technologies Incorporated
                        -------------------------------
       (Exact name of small business issuer as specified in its charter.)

           Wisconsin                                     39-1600938
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

                1126 South 70th Street, Milwaukee, WI 53214-3151
                ------------------------------------------------
                    (Address of principal executive offices)

                                  414-977-4000
                                  ------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     As of May 15, 2000, the issuer had 5,781,389 shares of Common Stock outstanding.

                                     INDEX

                                                                        PAGE

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements..............................   1

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   5


PART II OTHER INFORMATION

Item 6. Exhibits.......................................................   8

        Signatures.....................................................   9

        Exhibit Index..................................................  10

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                  (UNAUDITED)


                                     ASSETS

Current assets:
  Cash and cash equivalents ......................................................  $   934,628
  Accounts receivable, net of allowance for doubtful accounts of $39,000 .........    2,762,835
  Inventory ......................................................................    1,605,730
  Prepaid expenses ...............................................................      360,562
  Taxes receivable ...............................................................      386,540
                                                                                    -----------
Total current assets .............................................................    6,050,295
                                                                                    -----------
Property and equipment:
  Computer equipment .............................................................    2,876,413
  Office equipment ...............................................................      396,149
                                                                                    -----------
                                                                                      3,272,562
  Less accumulated depreciation ..................................................    1,862,145
                                                                                    -----------
Net property and equipment .......................................................    1,410,417
Purchased and developed software, net of accumulated amortization of $4,224,638 ..    3,856,066
Goodwill, net of accumulated amortization of $58,166 .............................      429,954
Other intangibles, net of accumulated amortization of $270,034 ...................      275,164
Other ............................................................................      201,780
                                                                                    -----------
Total assets .....................................................................  $12,223,676
                                                                                    ===========

                      LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Accounts payable ...............................................................  $ 1,804,406
  Current portion of obligations under capital leases ............................       18,249
  Customer deposits ..............................................................      172,740
  Accrued wages ..................................................................      461,917
  Other accrued liabilities ......................................................       95,173
                                                                                    -----------
Total current liabilities ........................................................    2,552,485
Notes payable ....................................................................      144,242
Put options related to redeemable common stock ...................................    1,258,740
Obligations under capital leases, excluding current portion ......................       28,846
                                                                                    -----------
  Total liabilities ..............................................................    3,984,313
Shareholders' equity
  Preferred stock, $0.01 par value; authorized 5,000,000 .........................           --
  Common stock, $0.01 par value; authorized 30,000,000,
    issued and outstanding 5,781,389 shares at March 31, 2000 ....................       57,814
  Additional paid-in capital .....................................................   14,306,647
  Accumulated deficit ............................................................   (6,121,885)
  Other comprehensive income - cumulative translation adjustment .................       (3,213)
                                                                                    -----------
Total shareholders' equity .......................................................    8,239,363
                                                                                    -----------
Total liabilities and shareholders' equity .......................................  $12,223,676
                                                                                    ===========

          See accompanying Notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                              -----------------------------
                                                  1999             2000
                                              ------------     ------------
Net sales...................................  $  3,419,415     $  3,269,015
Cost of goods sold:
  Purchased components......................       851,028          803,415
  Amortization of purchased and developed
    software................................       307,614          355,524
                                              ------------     ------------
Total cost of goods sold....................     1,158,642        1,158,939
                                              ------------     ------------
Gross profit................................     2,260,773        2,110,077
                                              ------------     ------------
Operating costs and expenses:
  Sales and marketing.......................     1,116,180        1,352,325
  Product research and development..........       381,394          524,372
  General and administrative................       435,173          643,903
  Depreciation and amortization.............       161,875          220,334
                                              ------------     ------------
Total operating costs and expenses..........     2,094,622        2,740,934
                                              ------------     ------------
Operating (income) loss.....................       166,151         (630,857)
                                              ------------     ------------
Other income (expenses):
  Interest expense..........................            (3)          (5,621)
  Interest income...........................        33,774            8,441
  Other, net................................       (80,120)           5,624
                                              ------------     ------------
Total other expenses........................       (46,349)           8,444
                                              ------------     ------------
Income tax expense..........................         3,800           12,053
                                              ------------     ------------
Net income (loss)...........................  $    116,002     $   (634,466)
                                              ============     ============

Accretion of put options                                             35,070

Income (loss) available to common
  shareholders..............................  $    116,002     $   (669,536)
                                              ============     ============


Basic and diluted net income (loss)
  per share.................................  $       0.02      $     (0.11)
                                              ============     ============

Shares used to compute basic and diluted
  net income (loss) per share...............     5,778,216        6,198,216




          See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  -----------------------
                                                                                     1999        2000
                                                                                  ----------  -----------
Cash flows from operating activities:
 Net income (loss)............................................................... $  116,002  $  (634,466)
 Adjustments to reconcile net loss to net cash provided by operating activities
  Depreciation and amortization..................................................    414,217      508,836
  Provision for doubtful accounts receivable.....................................    (40,593)     (44,258)
  Change in assets and liabilities:
   Accounts receivable...........................................................   (667,180)     367,385
   Inventory.....................................................................    527,037      (96,670)
   Prepaid expenses..............................................................    (76,616)    (173,053)
   Accounts payable..............................................................   (144,501)    (312,920)
   Accrued expenses..............................................................     34,890      (20,541)
   Customer deposits.............................................................     22,368      (31,756)

Other.........................................................................        31,482      (54,973)
                                                                                  ----------  -----------
Net cash used in operating activities............................................    217,106     (492,416)
                                                                                  ----------  -----------
Cash flows from investing activities:
 Purchases of property and equipment.............................................   (207,571)     (89,453)
 Development of software.........................................................   (345,434)    (549,609)
                                                                                  ----------  -----------
Net cash used in investing activities............................................   (553,005)    (639,152)
                                                                                  ----------  -----------
Cash flows from financing activities:
 Principal payments under capital leases.........................................     (4,795)      (2,374)
                                                                                  ----------  -----------
Net cash used in financing activities............................................     (4,795)      (2,374)
                                                                                  ----------  -----------
Effect of exchange rate changes on cash..........................................     29,524       24,535
Net increase (decrease) in cash and cash equivalents.............................   (311,170)  (1,109,407)
Cash and cash equivalents, beginning of period...................................  3,659,879    2,044,035
                                                                                  ----------  -----------
Cash and cash equivalents, end of period......................................... $3,348,709  $   934,628
                                                                                  ==========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes...................................................... $   14,346  $        --
 Cash paid for interest.......................................................... $    2,726  $     2,231
NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Property and equipment acquired through capital leases.......................... $       --  $    10,168
 Accretion of put options related to exchangeable share rights................... $       --  $    35,070

          See accompanying notes to consolidated financial statements.

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 2000
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    --------------------------
                                                       1999           2000
                                                    -----------    -----------
Net income (loss)...............................    $   116,002    $  (634,466)
Other comprehensive income (loss) -
 cumulative translation adjustment..............         61,376        (63,665)
                                                    -----------    -----------
Comprehensive net income (loss).................    $   177,378    $  (698,131)
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

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of the financial position.

(2) Revenue Recognition

     The Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition." Revenues from software fees and software maintenance are deferred and recognized ratably over the contract period, which is generally one year. Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product development, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

    We classify our sales by application type. OEM/VAR products are sold primarily through original equipment manufacturers and value-added resellers, which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users either directly or through distributors under the Merge brand name. Professional Services includes both our MergeLink training, advisory services, project management and medical standards validation, and our Merge Integration Technology Services worldwide field service organization. OEM/VAR, Systems Solutions and Professional Services sales were as follows for the three-month periods ended March 31, 2000 and March 31, 1999.

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ---------------------
                                                1999         2000
                                              --------     --------
                                                 (UNAUDITED AND IN
                    APPLICATION                      THOUSANDS)
                    -----------

          OEM/VAR.........................    $  1,536     $  1,414
          Systems Solutions...............       1,702        1,480
          Professional Services...........         181          375
                                              --------     --------
                                              $  3,419     $  3,269
                                              ========     ========

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

    Net sales. Net sales decreased by 4% to $3,269,000 in the three months ended March 31, 2000 from $3,419,000 in the three months ended March 31, 1999 due to shortfalls in product sales performance in both the OEM/VAR and Systems Solutions areas. We expect sales growth in each of the product and services groups in 2000. Sales of Systems Solutions, which accounted for 45% of net sales in the three months ended March 31, 2000, are expected to account for a higher percentage of net sales in the future. We hired a new Director of Systems Sales this quarter and are currently recruiting additional field sales personnel.

    Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components was 25% of net sales in each of the three months ended March 31, 2000 and March 31, 1999. Amortization of purchased and developed software increased to $356,000 or 11% of net sales in the three months ended March 31, 2000 from $308,000 or 9% of net sales in the comparable period of 1999, due to commencement of amortization of certain software development projects. Amortization of purchased and developed software is expected to increase in dollar terms, but remain at or below the current level as a percentage of net sales, as net sales increase in the future.

     Gross profit. Gross profit decreased to $2,110,000 in the three months ended March 31, 2000 from $2,261,000 in the three months ended March 31, 1999. As a percentage of net sales, gross profit was at 65% in the three months ended March 31, 2000 compared to 66% in the three months ended March 31, 1999.

     Sales and marketing. Sales and marketing expense increased $236,000 to $1,352,000 in the three months ended March 31, 2000 from $1,116,000 in the three months ended March 31, 1999. This increase is due primarily to additional marketing and product service personnel and their related activities in support of our objective of attaining sales growth in 2000. We expect to continue to make additions to our sales/marketing and service staff, and specifically, we intend to recruit additional field sales personnel in order to increase net sales and gross margins. However, we expect that over time sales and marketing expense will decrease as a percentage of net sales.

     Product research and development. Product research and development expense increased $143,000 to $524,000 in the three months ended March 31, 2000 from $381,000 in the three months ended March 31, 1999. The increase in research and development expense is due primarily to the cost of additional software engineers engaged in product development in Toronto. This workforce, which was added at the time of the Interpra acquisition, is engaged in new product development on information service products based on Java and XML technologies.

     General and administrative. General and administrative expense increased $209,000 to $644,000 in the three months ended March 31, 2000 from $435,000 in the three months ended March 31, 1999, primarily due to the addition of offices in Toronto and Tokyo during 1999. As a percentage of net sales, general and administrative expense increased to 20% in the three months ended March 31, 2000 from 13% in the three months ended March 31, 1999. General and administrative expense includes information systems, accounting and administrative support and management personnel and their activities. We expect general and administrative expense to increase modestly in 2000 in dollar terms and to decrease as a percentage of net sales due to anticipated increases in net sales.

     Depreciation and amortization. Depreciation and amortization expense increased by $58,000 to $220,000 in the three months ended March 31, 2000 from $162,000 in the three months ended March 31, 1999. Depreciation and amortization is assessed on our capital equipment, goodwill and other intangible assets acquired in the acquisitions of Signal Stream Technologies, Inc. and Interpra.

     Total other expense, net. Total other expense, net, was income of $8,000 in the three months ended March 31, 2000 compared to an expense of $46,000 in the three months ended March 31, 1999 due primarily to a decrease in foreign exchange transaction expense. Foreign exchange transaction charges reflect our potential exchange rate risk on an intercompany obligation that is stated in US dollars.

     Income taxes. We recognized an income tax expense in the three months ended March 31, 2000 and in the three months ended March 31, 1999, despite incurring losses for financial reporting purposes, due primarily to foreign income tax withholding on software royalties.

LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows. Operating cash flows were $(492,000) for the three months ended March 31, 2000. Our gross margin contribution was less than fixed operating expense due to delayed sales. Accounts receivable decreased $367,000 during the quarter, an amount that was lower than would have been expected as sales decreased from the fourth quarter of 1999, due to an increase in the average collection period of customer accounts. We expect to collect the majority of past due receivables in the second quarter and for the average aging of receivables to decrease to historic levels due to refocused collection efforts. Accounts payable decreased $313,000 during the three months ended March 31, 2000, due primarily to payments on obligations incurred during fourth quarter of 1999.

     Investing cash flows. Investing cash flows were $(639,000) for the three months ended March 31, 2000. Cash outflows for property and equipment were $89,000 versus $208,000 in the comparable period last year, a result of management initiatives to lower capital equipment spending. The Company also invested

$550,000 in capitalized software development, an increase of $204,000 over 1999 due to additional product development engineering in our Toronto office, which was acquired in September, 1999.

     Financing cash flows. Financing cash flows, which were $(2,000) for the quarter, represented principal payments under capitalized leases.

     Cash and cash equivalents were $935,000 and working capital was $3,498,000 at March 31, 2000. The decrease in cash during the quarter, which was $1,109,000, was the result of lower than anticipated sales and slow collection on certain customer accounts. To supplement our total available cash resources, we executed in April an agreement with Merchants and Manufacturers BanCorp of Milwaukee to implement a line of credit for working capital funding of up to $3 million. We are currently finalizing the related loan agreements and expect to close on the line of credit during May, 2000. However, there can be no assurances that the loan will close during that time period, if at all.

     We expect that our current resources together with internally generated cash flows and projected availability on the bank line of credit will be sufficient to support operations in 2000. However, should we elect to make targeted investments to accelerate near term sales growth, we may raise additional capital through the sale of equities or assumption of long-term subordinated debt.

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

                           PART II OTHER INFORMATION

ITEMS 1 - 5 are omitted as not applicable for this report.

ITEM 6. EXHIBITS

(a)  Exhibits

       See Exhibit Index

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ William C. Mortimore            Date:     May 15, 2000
    ----------------------------
William C. Mortimore
President and Chief Executive Officer

By: /s/ Colleen M. Doan                 Date:     May 15, 2000
    ----------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1 Articles of Incorporation of Registrant (1) and Articles of Amendment as of June 16, 1998 (3)

3.2       Amended and Restated By-Laws of Registrant as of February 3, 1998 (2)

4.4       Representative's Warrant (2)

10.1 Employment Agreement dated September 1, 1997 between Registrant and William C. Mortimore (1)

10.5      1996 Stock Option Plan for Employees of Registrant dated May 13,
          1996 (1)

10.6 Supplemental Office Space Lease for 1126 West Allis Operating Associates, Limited Partnership dated April 11, 2000

10.8      1998 Stock Option Plan For Directors (2)

21        Subsidiaries of Registrant (1)

27.1      Financial Data Schedule

--------------

(1) Incorporated by reference to Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.

(2) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the three months ended March 31, 1999.