Form 10QSB
period 2000-06-30
MERGE TECHNOLOGIES INC
filed 2000-08-14
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 2000
[ ]    TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                    For the transition period from            to
                                                   ----------    ----------
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

As of August 7, 2000 the issuer had 5,793,427 shares of Common Stock outstanding

                                      INDEX


                                                                         PAGE

PART I  FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements...............................1

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................5

PART II

Item 4.    Submission of Matters to a Vote of Security Holders............10

Item 6.    Exhibits and Reports on Form 8-K...............................10

               Signatures.................................................11

               Exhibit Index..............................................12

                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                   DECEMBER 31,      JUNE 30,
                                                      1999             2000
                                                                   (UNAUDITED)
                                                   -----------     -----------

                                            ASSETS
Current assets:
   Cash and cash equivalents...................    $ 2,044,035     $   604,968
   Accounts receivable, net of allowance
     for doubtful accounts of $83,600 and
     $36,169 at December 31, 1999 and
     June 30, 2000 respectively................      3,085,962       2,478,999
   Inventory...................................      1,509,060       1,447,260
   Prepaid expenses............................        173,460         294,100
   Taxes recoverable...........................        385,495         386,573
                                                   -----------     -----------
                                                     7,198,012       5,211,900
                                                   -----------     -----------
Property and equipment:
   Computer equipment..........................      2,698,889       3,010,116
   Office equipment............................        393,673         402,871
                                                   -----------     -----------
                                                     3,092,562       3,412,987
   Less accumulated depreciation...............      1,588,943       2,058,735
                                                   -----------     -----------
Net property and equipment.....................      1,503,619       1,354,252
Purchased and developed software, net of
   accumulated amortization of $3,953,422 and
   $4,487,566 at December 31, 1999 and
   June 30, 2000 respectively..................      3,577,674       4,018,659
Goodwill, net of accumulated amortization
   of $42,426 and $76,600  at December 31, 1999
   and June 30, 2000 respectively..............        429,469         411,521
Other intangibles, net of accumulated
   amortization of $241,066 and $381,721 at
   December 31, 1999 and June 30, 2000,
   respectively................................        304,132         246,197
Other..........................................        215,963         175,423
                                                   -----------     -----------
Total assets...................................    $13,228,869     $11,417,952
                                                   ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................    $ 2,101,101     $ 1,567,864
   Current portion of obligations under
     capital leases............................         15,050          27,080
   Customer deposits...........................        204,496         384,804
   Accrued wages...............................        402,883         523,569
   Other accrued liabilities...................        151,304         112,276
                                                   -----------     -----------
Total current liabilities......................      2,874,834       2,615,593
Notes payable..................................        141,876         144,200
Put options related to redeemable common stock.      1,223,670       1,293,810
Obligations under capital leases, excluding
   current portion.............................         24,250          44,334
                                                   -----------     -----------
   Total liabilities...........................      4,264,630       4,097,937
Shareholders' equity
   Preferred stock, $0.01 par value:
     authorized 5,000,000,  one share issued...            ---             ---
   Common stock, $0.01 par value: authorized
     30,000,000, issued and outstanding
     5,793,427 shares at June 30, 2000.........         57,814          57,934
   Additional paid-in capital..................     14,333,392      14,287,558
   Accumulated deficit.........................     (5,487,418)     (7,001,358)
   Accumulated other comprehensive
     income-cumulative translation adjustment..         60,451         (24,119)
                                                   -----------     -----------
 Total shareholders' equity....................      8,964,239       7,320,015
                                                   -----------     -----------
 Total liabilities and shareholders' equity....    $13,228,869     $11,417,952
                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   ---------------------------     ---------------------------
                                                      1999             2000           1999            2000
                                                   -----------     -----------     -----------     -----------
Net sales......................................    $ 2,815,938     $ 3,496,480     $ 6,235,353     $ 6,765,495

 Cost of goods sold:
    Purchased components.......................        654,792       1,113,540       1,505,820       1,916,955
    Amortization of purchased and developed
    software...................................        317,995         340,814         625,609         696,337
                                                   -----------     -----------     -----------     -----------
 Total cost of goods sold .....................        972,787       1,454,354       2,131,429       2,613,292
                                                   -----------     -----------     -----------     -----------
 Gross profit..................................      1,843,151       2,042,126       4,103,924       4,152,203
                                                   -----------     -----------     -----------     -----------
 Operating costs and expenses:

    Sales and marketing........................      1,172,859       1,327,749       2,289,039       2,680,075

    Product research and development...........        474,647         532,745         856,041       1,057,116

    General and administrative.................        529,734         784,779         964,906       1,428,682

    Depreciation and amortization..............        153,237         227,527         315,113         447,861
                                                   -----------     -----------     -----------     -----------
 Total operating costs and expenses............      2,330,477       2,872,800       4,425,099       5,613,734
                                                   -----------     -----------     -----------     -----------
 Operating income (loss).......................       (487,326)       (830,674)       (321,175)     (1,461,531)
                                                   -----------     -----------     -----------     -----------
 Total other income (expenses):

    Interest expense...........................         (3,291)         (8,123)         (3,294)        (13,743)

    Interest income............................         33,912           6,209          67,685          14,650
    Other, net.................................        (47,223)        (37,029)       (127,342)        (31,405)
                                                   -----------     -----------     -----------     -----------
 Total other expense...........................        (16,602)        (38,943)        (62,951)        (30,498)
                                                   -----------     -----------     -----------     -----------
 Loss before income taxes......................       (503,928)       (869,617)       (384,126)     (1,492,029)

 Income taxes expense (benefit)................            ---           9,858           3,800          21,911

 Net loss......................................    $  (503,928)    $  (879,475)    $  (387,926)    $(1,513,940)
                                                   ===========     ===========     ===========     ===========

 Accretion of put options......................            ---          35,070             ---          70,140
                                                   ===========     ===========     ===========     ===========

 Loss available to common shareholders.........    $  (503,928)    $  (914,545)    $  (387,926)    $(1,584,080)
                                                   ===========     ===========     ===========     ===========

 Basic and diluted net loss per share..........    $     (0.09)    $     (0.15)    $     (0.07)    $     (0.26)
                                                   ===========     ===========     ===========     ===========
 Shares used to compute basic and diluted
   net loss per share..........................      5,778,216       6,198,703       5,778,216       6,198,460
                                                   ===========     ===========     ===========     ===========





           See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                   ---------------------------
                                                       1999           2000
                                                   -----------     -----------

Cash flows from operating activities:
   Net loss....................................    $  (387,926)    $(1,513,940)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities
    Depreciation and amortization..............        830,104       1,144,198
    Provision for doubtful accounts receivable.        (29,442)        (28,767)

    Change in assets and liabilities:
      Accounts receivable......................       (198,109)        635,731
      Inventory................................        390,368          61,800
      Prepaid expenses.........................       (108,390)       (208,676)
      Accounts payable.........................         61,907        (549,462)
      Accrued expenses.........................        (30,155)         65,296
      Customer deposits........................         80,003         180,307
      Other....................................          3,752         (51,446)
                                                   -----------     -----------
Net cash provided by (used in)
   operating activities........................        612,112        (264,959)
                                                   -----------     -----------
Cash flows from investing activities:
   Purchases of property and equipment.........       (266,424)       (200,740)
   Development of software.....................       (702,022)       (975,129)
                                                   -----------     -----------
Net cash used in investing activities..........       (968,446)     (1,175,869)
                                                   -----------     -----------
Cash flows from financing activities:
   Proceeds from exercise of stock options.....            ---             826
   Principal payments under capital leases.....         (9,069)         (7,283)
                                                   -----------     -----------
Net cash used in financing activities..........         (9,069)         (6,457)
                                                   -----------     -----------
Effect of exchange rate changes on cash........         35,172           8,218
Net decrease in cash and cash equivalents......       (330,231)     (1,439,067)
Cash and cash equivalents, beginning of period.      3,659,879       2,044,035
                                                   -----------     -----------
Cash and cash equivalents, beginning of period.    $ 3,329,648     $   604,968
                                                   ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes.....................    $    14,346     $    16,150
Cash paid for interest.........................    $     4,477     $     5,070
NON CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through
   capital leases..............................    $       ---     $    39,396
Accretion of put options related to
   exchangeable share rights...................    $       ---     $    70,140





           See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                               ---------------------------    ----------------------------
                                                   1999            2000           1999            2000
                                               ------------    -----------    -----------     ------------
Net loss...................................    $   (503,928)   $  (879,475)   $  (387,926)    $ (1,513,940)
Other comprehensive income (loss) -
   cumulative translation adjustment.......          19,022        (20,906)        80,397          (84,570)
                                               ------------    -----------    -------------   ------------
Comprehensive net loss.....................    $   (484,906)   $  (900,381)   $  (307,529)    $ (1,598,510)
                                               ============    ===========    ===========     ============








          See accompanying notes to consolidated financial statements.

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

         The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to present a fair statement of the financial position.

(2)   Revenue Recognition

         The Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Revenues from software fees and software maintenance are deferred and recognized ratably over the contract period, which is generally one year. Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product development, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

         Our business is eHealth. Founded in 1987, Merge Technologies has been developing, marketing and supporting clinical connectivity and information management solutions for more than a decade. We are a global leader in the drive towards an integrated healthcare enterprise, with 42% of our business in the first six months of 2000 conducted with our international customers.

         Our products enable communication and automate transactions that occur within and between healthcare organizations, healthcare professionals and their patients. A healthcare organization uses our products to provide a communications bridge to incompatible "legacy" medical devices and information systems and to create a standards-based electronic repository for medical data. Healthcare professionals using our products can reference pertinent information and convert a patient's medical data into concise multi-media information that may be included in an electronic patient record, distributed within a health care organization's information network, and communicated externally to referring physicians, their patients, insurers and others via the Internet. We also provide services to assist customers in the planning, implementation and on-going support of their eHealth connectivity and information management solutions.

         We classify our sales by application type. OEM/VAR products are sold primarily through original equipment manufacturers and value-added resellers, which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users either directly or through distributors under the Merge brand name. Professional Services includes both our MergeLink training, advisory services, project management and medical standards validation, and our Merge Integration Technology Services worldwide field service organization. OEM/VAR, Systems Solutions and Professional Services sales were as follows for the three-month and six-month periods ended June 30, 2000 and June 30, 1999.

                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                      JUNE 30,               JUNE 30,
                                 -----------------------------------------
                                   2000       1999       2000       1999
                                 --------   --------   --------   --------
                APPLICATION            (UNAUDITED AND IN THOUSANDS)

OEM/VAR.......................   $  1,533   $  1,496   $  3,013   $  3,032
Systems Solutions.............      1,601      1,015      3,015      2,717
Professional Services.........        362        305        737        486
                                 --------   --------   --------   --------
                                 $  3,496   $  2,816   $  6,765   $  6,235
                                 ========   ========   ========   ========

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

         Net sales. Net sales increased by 24% to $3,496,000 in the three months ended June 30, 2000 from $2,816,000 in the three months ended June 30, 1999. Net sales of Systems Solutions accounted for the largest increase, rising by $586,000 or 58% to $1,601,000 in the three months ended June 30, 2000 from $1,015,000 in the three months ended June 30, 1999. The majority of the increase is due to sales of systems directly to hospitals. We are accelerating our focus on direct sales and marketing of Systems Solutions and are currently recruiting additional field sales personnel.

         Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components as a percentage of net sales was 32% in the three months ended June 30, 2000 compared to 23% in the three months ended June 30, 1999. The increase in the cost of purchased components as a percentage of net sales is due to a change in the product mix and increased discounts to certain customers. We are modifying our discounting policies and focusing on growing sales of more profitable product lines in order to decrease the cost of purchased components as a percentage of net sales to historic levels in the future.

         Amortization of purchased and developed software increased to $341,000 of net sales in the three months ended June 30, 2000 from $318,000 in the three months ended June 30, 1999, due to commencement of amortization of certain software development projects. However, as a percentage of net sales, amortization of purchased and developed software decreased to 10% in the second quarter of 2000 compared to 11% in the comparable period last year. Amortization of purchased and developed software is expected to continue to increase in dollar terms but remain at or below the current level as a percentage of net sales as net sales increase in the future.

         Gross profit. Gross profit increased to $2,042,000 in the three months ended June 30, 2000 from $1,843,000 in the three months ended June 30,1999. As a percentage of net sales, gross profit was 58% in the three months ended June 30, 2000 compared to 65% in the three months ended June 30, 1999. The decrease in gross profit as a percentage of net sales is due primarily to a change in product mix and increased discounts. We have modified our discounting policies and focused our sales efforts on more profitable products in order to restore gross margins to historic levels in the future.

         Sales and marketing. Sales and marketing expense increased $155,000 to $1,328,000 in the three months ended June 30, 2000 from $1,173,000 in the three months ended June 30, 1999. This increase is due primarily to additional marketing and product service personnel and their related activities in support of our objective of attaining sales growth in 2000. We expect to continue to make additions to our sales/marketing and service staffs, and specifically, we intend to recruit additional field sales personnel in order to increase direct sales. Sales and marketing expense decreased as a percentage of net sales to 38% in the three months ended June 30, 2000 from 42% in the three months ended June 30, 1999. We expect that over time sales and marketing expense will continue to decline as a percentage of net sales.

         Product research and development. Product research and development expense increased $58,000 to $533,000 in the three months ended June 30, 2000 from $475,000 in the three months ended June 30, 1999. As a percentage of net sales, product research and development expense decreased to 15% from 17% in the comparable period last year. The increase in research and development expense in terms of dollars is due primarily to the cost of additional software engineers engaged in product development in Toronto. This workforce, which was added at the time of the Interpra acquisition in September, 1999, is engaged in new product development on our Merge Workflow products, including the releases this quarter of MergePort(TM) and MergeWeb(TM). Product research and development expense is expected to increase nominally in the next two quarters but to decrease somewhat as a percentage of net sales as net sales increase.

         General and administrative. General and administrative expense increased $255,000 to $785,000 in the three months ended June 30, 2000 from $530,000 in the three months ended June 30, 1999. As a percentage of net sales, general and administrative expense increased to 22% in the three months ended June 30, 2000 from 19% in the three months ended June 30, 1999. The increase relates primarily to: administration costs for operating our subsidiaries in Toronto and Tokyo, both of which were established in the second half of 1999; and also, additional information technology infrastructure to support our business and prepare for the anticipated expansion of sales. We expect general and administrative expense to increase modestly for the balance of 2000 in dollar terms and to decrease as a percentage of net sales due to anticipated increases in net sales.

         Depreciation and amortization. Depreciation and amortization expense increased by $74,000 to $227,000 in the three months ended June 30, 2000 from $153,000 in the three months ended June 30, 1999, primarily due to amortization expense related to the acquisition of Interpra in September, 1999.

         Total other expense, net. Total other expense, net, was an expense of $39,000 in the three months ended June 30, 2000 compared to an expense of $17,000 in the three months ended June 30, 1999. Net interest expense during the quarter was $2,000 compared to net interest income of $31,000 in the three months ended June 30, 1999 due to a decrease in cash balances.

         Income taxes. We recognized an income tax expense in the three months ended June 30, 2000 and in the three months ended June 30, 1999, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

         Net sales. Net sales increased by 9% to $6,765,000 in the six months ended June 30, 2000 from $6,235,000 in the six months ended June 30, 1999. Net sales of Systems Solutions accounted for the largest increase, rising by $298,000 or 11% to $3,015,000 in the six months ended June 30, 2000 from $2,717,000 in the six months ended June 30, 1999. The increase is due to sales of systems directly to hospitals. We are accelerating our focus on direct sales and marketing of System Solutions and are currently recruiting additional field sales personnel.

         Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components as a percentage of net sales was 28% in the six months ended June 30, 2000 compared to 24% in the six months ended June 30, 1999. The increase in the cost of purchased components is due to a change in product mix and increased discounts to certain customers. The cost of purchased components as a percentage of net sales is expected to decrease to historic levels in the future.

         Amortization of purchased and developed software was $696,000 in the six months ended June 30, 2000 compared to $626,000 in the comparable period of 1999, due to commencement of amortization of certain software development projects. As a percentage of net sales, amortization of purchased and developed software was 10% in each of the first six months of 2000 and 1999. Amortization of purchased and developed software is expected to continue to increase in dollar terms, but remain at or below the current level as a percentage of net sales as net sales increase in the future.

         Gross profit. Gross profit increased to $4,152,000 in the six months ended June 30, 2000 from $4,104,000 in the six months ended June 30, 1999 and decreased as a percentage of net sales to 61% in the six months ended June 30, 2000 compared to 66% in the six months ended June 30, 1999. The decrease in gross profit as a percentage of net sales is due primarily to the change in product mix and increased discounts to certain customers. We have modified our discounting policies and focused our sales efforts on more profitable products in order to increase gross margins to historic levels in the future.

         Sales and marketing. Sales and marketing expense increased $391,000 to $2,680,000, or 40% of net sales, in the six months ended June 30, 2000 from $2,289,000, or 37% of net sales, in the six months ended June 30, 1999. This increase is due primarily to additional marketing and product service personnel and their related activities in support of our objective of attaining sales growth in 2000. We expect to continue to make additions to our sales/marketing and service staffs, and specifically, we intend to recruit additional field sales personnel in order to increase direct sales. However, we expect that over time sales and marketing expense will decrease as a percentage of net sales.

         Product research and development. Product research and development expense increased $201,000 to $1,057,000, or 16% of net sales in the six months ended June 30, 2000 from $856,000, or 14% of net sales, in the six months ended June 30, 1999. The increase in research and development expense is due to increased personnel costs and, in particular, to the cost of additional software engineers engaged in product development in Toronto. This workforce, which was added at the time of the Interpra acquisition, is engaged in new product development on information service products based on Java and XML technologies and was responsible for the second quarter 2000 product releases of MergePort and MergeWeb.

         General and administrative. General and administrative expense increased $464,000 to $1,429,000 in the six months ended June 30, 2000 from $965,000 in the six months ended June 30, 1999. As a percentage of net sales, general and administrative expense increased to 21% in the six months ended June 30, 2000 from 15% in the six months ended June 30, 1999. The increase relates primarily to: administration costs for operating our subsidiaries in Toronto and Tokyo both of which were established in the second half of 1999; and also, added information technology infrastructure to support the business and prepare for the anticipated expansion of sales. We expect general and administrative expense to increase modestly for the balance of 2000 in dollar terms and to decrease as a percentage of net sales due to anticipated increases in net sales.

         Depreciation and amortization. Depreciation and amortization expense increased by $133,000 to $448,000 in the six months ended June 30, 2000 from $315,000 in the six months ended June 30, 1999 primarily due to amortization expense related to the acquisition of Interpra in September, 1999.

         Total other expense, net. Total other expense, net, was an expense of $30,000 in the six months ended June 30, 2000 compared to an expense of $63,000 in the six months ended June 30, 1999. Net interest income was $1,000 during the first six months of 1999 compared to $64,000 in the comparable period last year due to lower cash balances. Other expense, net in 1999 also included a foreign exchange transaction charge of $114,000.

         Income taxes. We recognized an income tax expense in the six months ended June 30, 2000 and in the six months ended June 30, 1999, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.


LIQUIDITY AND CAPITAL RESOURCES

         Operating cash flows. Operating cash flows were $(265,000) for the three months ended June 30, 2000. Our gross margin contribution was less than fixed operating expense due to lower-than-anticipated net sales and less profitable sales through certain channels. Accounts receivable decreased $636,000 during the six months ended June 30, 2000, and due to refocused collection efforts we experienced a decrease in the days sales outstanding of customer accounts to 65 days at June 30, 2000 from 76 days at March 31, 2000. We also reduced accounts payable during the quarter by $549,000, which strengthens our operating cash position in the third quarter of this year.

         Investing cash flows. Investing cash flows were $(1,176,000) for the six months ended June 30, 2000. Cash outflows for property and equipment were $201,000 versus $266,000 in the comparable period last year, a result of management initiatives to lower capital equipment spending. The Company also invested $975,000 in capitalized software development, an increase of $273,000 over 1999 due to additional product development engineering in our Toronto office, which was established in the Interpra acquisition in September, 1999.

         Financing cash flows. Financing cash flows, which were $(6,500) for the six months ended June 30, 2000 representing primarily principal payments under capitalized leases.

         Cash and cash equivalents were $605,000 and working capital was $2,596,000 at June 30, 2000. The decrease in cash for the six months ended June 30, 2000, was $1,439,000, due to lower than anticipated sales.

         To supplement our total available cash resources, we obtained a revolving line of credit for working capital funding of $3 million in May, 2000 with Merchants and Manufacturers BanCorp of Milwaukee. At June 30, 2000 we had not taken any draws on the line. Subsequent to quarter-end, we drew $900,000 on the line due to intra-quarter fluctuations in cash collections. The line bears interest at LIBOR plus 275 basis points or the Bank's prime rate, as selected by us from time to time.

         We expect that our current resources together with internally generated cash flows and projected availability on the bank line of credit will be sufficient to support operations in 2000. However, should we elect to make targeted investments to accelerate near-term sales growth, we may raise additional capital through the sale of equities or assumption of long-term subordinated debt.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company's Annual Meeting of Shareholders on May 23, 2000 was adjourned to June 8, 2000. Matters voted on and the results of such votes at the reconvened meeting on June 8, 2000 are listed below.

                                                                  VOTES
                                                               AGAINST OR                  BROKER
                                                  VOTES FOR     WITHHELD     ABSTAINED    NON-VOTES     RESULT
                                                  -------------------------------------------------------------
Elect Robert A. Barish, M.D. to serve as
Director until the next annual meeting of         3,047,101      103,535        ---          ---        Elected
Shareholders

Elect Dennis Brown to serve as Director until
the next annual meeting of Shareholders           3,139,786       10,850        ---          ---        Elected

Elect Michael D. Dunham to serve as Director
until the next annual meeting of Shareholders     3,139,786       10,850        ---          ---        Elected

Elect Robert T. Geras to serve as Director
until the next annual meeting of Shareholders     3,140,781        9,855        ---          ---        Elected

Elect Douglas S. Harrington, M.D. to serve as
Director until the next annual meeting of
Shareholders                                      3,047,306      103,330        ---          ---        Elected

Elect Kevin E. Moley to serve as Director until
the next annual meeting of Shareholders           3,139,586       11,050        ---          ---        Elected

Elect William C. Mortimore to serve as Director
until the next annual meeting of Shareholders     3,138,781       11,855        ---          ---        Elected

Elect Hymie S. Negin to serve as Director until
the next annual meeting of Shareholders           3,140,786        9,850        ---          ---        Elected

Approve an increase in the number of shares
of Common Stock which may be used under the
Merge Technologies Incorporated 1999
Stock Option Plan for Directors                   2,961,420      185,916      3,300          ---       Approved

Approve the adoption of the Merge Technologies
Incorporated 2000 Employee Stock Purchase Plan    3,099,870       48,066      2,700          ---       Approved


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      See Exhibit Index

(b)   No Reports on Form 8-K were filed during the second fiscal quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ William C. Mortimore                             Date: August 14, 2000
    ----------------------------------------------
William C. Mortimore
President and Chief Executive Officer

By: /s/ Colleen M. Doan                                  Date: August 14, 2000
    ----------------------------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal
Accounting Officer)

EXHIBIT INDEX


      3.1 Articles of Incorporation of Registrant (1), Articles of Amendment as of June 16, 1998 (3), and Articles of Amendment as of September 1, 1999

      3.2    Amended and Restated By-Laws of Registrant as of February 3,
             1998 (2)

     10.1 Employment Agreement dated September 1, 1997 between Registrant and William C. Mortimore (1)

     10.5 1996 Stock Option Plan for Employees of Registrant dated May 13, 1996 (1)

     10.6 Office Lease for West Allis Center dated May 24, 1996 between Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2) and Supplemental Office Space Lease for 1126 Operating Associates Limited Partnership dated April 11, 2000 (4)

     10.8    1999 Stock Option Plan For Directors (2)

     10.9    Merge Technologies Incorporated 2000 Employee Stock Purchase
             Plan (5)

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

    (4) Incorporated by reference to Quarterly Report on Form 10-QSB for the three months ended March 31, 2000.

    (5)      Incorporated by reference to Form 14A dated May 9, 2000.