Form 10QSB
period 2000-09-30
MERGE TECHNOLOGIES INC
filed 2000-11-14
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

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

                                  414-977-4000
                                  ------------
                          (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       -   -
           As of November 10, 2000 the issuer had 5,805,170 shares of
                            Common Stock outstanding

                                     INDEX


                                                                                                       PAGE
PART I  FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements.......................................................1

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...............................................................5

PART II OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K.......................................................12

                 Signatures.............................................................................13

                 Exhibit Index..........................................................................14


                                     PART I

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                                  1999             2000
                                                                                               (UNAUDITED)
                                                                              --------------  -------------
                                   ASSETS
Current assets:
   Cash and cash equivalents................................................   $  2,044,035     $  498,248
   Accounts receivable, net of allowance for doubtful accounts of $83,600
   and $20,200 at December 31, 1999 and September 30, 2000, respectively....      3,085,962      1,206,070
   Inventory................................................................      1,509,060      2,159,334
   Prepaid expenses.........................................................        173,460        220,613
   Taxes recoverable........................................................        385,495        326,807
   Other current assets ....................................................            ---         13,441
                                                                              --------------  -------------
Total current assets .......................................................      7,198,012      4,424,513
                                                                              --------------  -------------
Property and equipment:
   Computer equipment.......................................................      2,698,889      3,099,654
   Office equipment.........................................................        393,673        408,418
                                                                              --------------  -------------
                                                                                  3,092,562      3,508,072
   Less accumulated depreciation............................................      1,588,943      2,255,673
                                                                              --------------  -------------
Net property and equipment..................................................      1,503,619      1,252,399
Purchased and developed software, net of accumulated amortization of                             3,135,620
 $3,953,422 and $4,092,264 at December 31, 1999 and September 30, 2000,
 respectively...............................................................      3,577,674      3,135,620
Goodwill, net of accumulated amortization of $42,426 and $93,397 at December
 31, 1999 and September 30, 2000, respectively..............................        429,469        394,724
Other intangibles, net of accumulated amortization of $241,066 and $327,969
at December 31, 1999 and September 30, 2000, respectively..................         304,132        217,229

Other.......................................................................        215,963        167,951
                                                                              --------------  -------------
Total assets................................................................   $ 13,228,869    $ 9,592,436
                                                                              ==============  =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................................   $  2,101,101    $ 1,760,031
   Note payable to bank.....................................................            ---        900,000
   Current portion of obligations under capital leases......................         15,050         24,822
   Customer deposits........................................................        204,496        270,504
   Accrued wages............................................................        402,883        459,841
   Other accrued liabilities................................................        151,304         73,096
                                                                              --------------  -------------
Total current liabilities...................................................      2,874,834      3,488,294
Notes payable...............................................................        141,876        144,870
Put options related to redeemable common stock..............................      1,223,670      1,328,880
Obligations under capital leases, excluding current portion.................         24,250         38,084
                                                                              --------------  -------------
   Total liabilities........................................................      4,264,630      5,000,128

Shareholders' equity

   Preferred stock, $0.01 par value: authorized 5,000,000, one share
     issued.................................................................            ---            ---
   Common stock, $0.01 par value: authorized 30,000,000, issued and
     outstanding 5,805,170 shares at September 30, 2000.....................         57,814         58,052
   Additional paid-in capital...............................................     14,333,392     14,280,025
   Accumulated deficit......................................................     (5,487,418)    (9,639,475)
   Accumulated other comprehensive income-cumulative translation adjustment.         60,451       (106,294)
                                                                              --------------  -------------
 Total shareholders' equity.................................................      8,964,239      4,592,308
                                                                              --------------  -------------
 Total liabilities and shareholders' equity.................................   $ 13,228,869    $ 9,592,436
                                                                              ==============  =============

          See accompanying notes to consolidated financial statements.

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                           SEPTEMBER 30,                         SEPTEMBER 30,
                                                   -----------------------------         ----------------------------
                                                       1999            2000                 1999            2000
                                                   -------------   -------------         -------------  -------------
 Net sales.....................................     $ 3,052,182      $ 2,303,286          $ 9,287,535     $ 9,068,781
 Cost of goods sold:
    Purchased components.......................         694,835          572,336            2,200,655       2,489,291
    Amortization of purchased and developed
    software...................................         317,657          337,060              943,266       1,033,398
                                                   -------------   --------------        -------------  --------------
 Total cost of goods sold .....................       1,012,492          909,396            3,143,921       3,522,689
                                                   -------------   --------------        -------------  --------------
 Gross profit..................................       2,039,690        1,393,890            6,143,614       5,546,093
                                                   -------------   --------------        -------------  --------------
 Operating costs and expenses:
    Sales and marketing........................       1,095,828        1,399,063            3,384,868       4,079,138
    Product research and development...........         581,304          572,535            1,437,344       1,629,651
    General and administrative.................         514,859          714,630            1,479,765       2,143,312
    Depreciation and amortization..............         165,595          228,139              480,708         676,000
     Acquired in-process technology and
       software write-off......................       1,641,063        1,129,871            1,641,063       1,129,871
                                                   -------------   --------------        -------------  --------------
 Total operating costs and expenses.............      3,998,649        4,044,238            8,423,748       9,657,972
                                                   -------------   --------------        -------------  --------------
 Operating loss.................................     (1,958,959)      (2,650,348)          (2,280,134)     (4,111,879)
                                                   -------------   --------------        -------------  --------------
 Total other income (expense):
    Interest expense...........................          (1,776)         (31,982)              (5,070)        (45,725)
    Interest income............................          32,974            7,594              100,659          22,244
    Other, net.................................          15,623           52,136             (111,719)         20,731
                                                   -------------   --------------        -------------  --------------
 Total other income (expense)...................         46,821           27,748              (16,130)         (2,750)
                                                   -------------   --------------        -------------  --------------
 Loss before income taxes.......................     (1,912,138)      (2,622,600)          (2,296,264)     (4,114,629)
 Income taxes expense...........................            357           15,516                4,157          37,427
 Net loss.......................................   $ (1,912,495)     $(2,638,116)         $(2,300,421)    $(4,152,056)
                                                   =============   ==============        =============  ==============

 Accretion of put options.......................            ---           35,070                  ---         105,210

 Loss available to common shareholders..........    $(1,912,495)     $(2,673,186)         $(2,300,421)    $(4,257,266)
                                                   =============   ==============        =============  ==============

 Basic and diluted net loss per share...........   $      (0.32)     $     (0.43)         $     (0.40)    $     (0.69)
                                                   =============   ==============        =============  ==============
 Shares used to compute basic and diluted
   net loss per share...........................      5,901,477        6,209,973            5,819,754       6,202,325


          See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                         --------------------------
                                                                                            1999           2000
                                                                                         -----------    -----------

Cash flows from operating activities:
   Net loss...........................................................................  $(2,300,421)   $(4,152,056)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities
    Depreciation and amortization.....................................................    1,264,082      1,057,617
    Provision for doubtful accounts receivable........................................       14,302        (55,226)
    Acquired in-process technology and related software write-off.....................    1,641,063      1,129,871
    Change in assets and liabilities, net of acquisition:
      Accounts receivable.............................................................     (811,646)     1,935,118
      Inventory.......................................................................      365,612       (650,274)
      Prepaid expenses................................................................     (195,434)       303,337
      Accounts payable................................................................       71,351       (357,295)
      Accrued expenses................................................................      (48,557)        (8,653)
      Customer deposits...............................................................      311,163         66,008
      Other...........................................................................     (122,804)      (178,362)
                                                                                        -----------    -----------
Net cash provided by (used in) operating activities...................................      188,711       (909,915)
                                                                                        -----------    -----------
Cash flows from investing activities:
   Purchases of property and equipment................................................     (392,499)      (295,824)
   Development of software............................................................     (989,208)    (1,323,733)
                                                                                        -----------    -----------
Net cash used in investing activities.................................................   (1,381,707)    (1,619,557)
                                                                                        -----------    -----------
Cash flows from financing activities:
   Proceeds from revolving credit agreement...........................................          ---        900,000
   Proceeds from employee stock purchase plan.........................................          ---         15,230
   Proceeds from exercise of stock options............................................          ---            826
   Principal payments under capital leases............................................      (12,440)       (15,789)
                                                                                        -----------    -----------
Net cash provided by (used in) financing activities...................................      (12,440)       900,267
                                                                                        -----------    -----------
Effect of exchange rate changes on cash...............................................       15,990         83,418
Net decrease in cash and cash equivalents.............................................   (1,189,446)    (1,545,787)
Cash and cash equivalents, beginning of period........................................    3,659,879      2,044,035
                                                                                        -----------    -----------
Cash and cash equivalents, end of period..............................................  $ 2,470,433    $   498,248
                                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes............................................................  $    14,346    $    16,150
Cash paid for interest................................................................  $     8,740    $    22,590
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases................................  $    24,508    $    39,396

Accretion of put options related to exchangeable share rights.........................          ---    $   105,210
Details of Acquisition:
         Liabilities assumed..........................................................  $   422,085            ---

         Value of common stock and put options related to acquisition of Interpra.....  $ 1,621,620            ---




          See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ------------------------------  ----------------------------
                                                              1999            2000           1999            2000
                                                         ---------------  -------------  -------------   -------------
Net loss.............................................    $  (1,912,495)   $(2,638,116)    $(2,300,421)   $(4,152,056)
Other comprehensive income (loss) -
   cumulative translation adjustment.................           (5,409)       (82,175)         74,988       (166,745)
                                                         ---------------  -------------  -------------   -------------
Comprehensive net loss...............................    $  (1,917,904)   $(2,720,291)    $(2,225,433)   $(4,318,801)
                                                         ===============  =============  =============   =============



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

(2)  Revenue Recognition

         The Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition. Revenues from software fees and software maintenance are deferred and recognized ratably over contract periods, which are generally one year. Revenues from product sales are recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.

(3)  Purchased and Developed Software

         All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method.

(4)  Acquired in-process technology and software write-off

             In September 1999 the Company recorded a charge of $1.2 million for the in-process technology of Interpra Medical Imaging Network, Ltd. that had not reached technological feasibility as of September 3, 1999, the date which Merge acquired 100% of its voting stock and the write down of $440,000 in software capitalized by Merge that was replaced by technologies acquired in the merger. In September 2000 the Company recorded a charge of $975,000 for technologies replaced by the newly developed Merge WorkFlow platform, which will have expanded applications in Merge products due to the success of the first WorkFlow product which was released during the third quarter of 2000. Additionally the Company wrote down a $155,000 prepaid software license for which future product delivery from its vendor is at risk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product development, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

         Our business is eHealth. Founded in 1987, Merge Technologies has been developing, marketing and supporting clinical connectivity and information management solutions for more than a decade. We are a global leader in the drive towards an integrated healthcare enterprise, with 44% of our business in the first nine months of 2000 conducted with our international customers.

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

         We classify our sales by application type. OEM/VAR products are sold primarily through original equipment manufacturers and value-added resellers, which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users either directly or through distributors under the Merge brand name. Professional Services include both our MergeLink training, advisory services, project management and medical standards validation and our Merge Integration Technology Services worldwide field service organization. OEM/VAR, Systems Solutions and Professional Services sales were as follows for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999.


                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        ------------------     -----------------
                                          2000       1999        2000      1999
                                        --------   -------     -------   -------
                APPLICATION                     (UNAUDITED AND IN THOUSANDS)
OEM/VAR..............................   $  1,490   $ 1,412      $4,503   $ 4,444
Systems Solutions....................        550     1,136       3,565     3,853
Professional Services................        263       504       1,001       991
                                        --------   -------      ------   -------
                                        $  2,303   $ 3,052      $9,069   $ 9,288
                                        ========   =======      ======   =======



         During the quarter, Richard A. Linden was hired to serve as President and CEO. William C. Mortimore, who previously served in that capacity, is now Chairman and Chief Strategy Officer.

         Results year-to-date fell short of management expectations. To address the sales shortfall, we have taken action to implement new sales processes which we believe will increase both the effectiveness and accountability of our sales force. Additionally, in response to our financial performance in the third quarter we have taken specific actions in four areas of our business to stabilize the Company and get it back on track for positive financial results. Specifically, we initiated a number of revenue enhancing and expense management actions designed to achieve positive cash flow in early 2001. We have begun discussions with potential strategic partners to accelerate the development of our Merge WorkFlow products. We have retained the services of a financial advisor to help communicate our strategy and new way of doing business to investors and customers. And, finally, we have initiated discussions with our bank to secure access to additional working capital to complete these initiatives. These four specific actions are expected to have a positive impact on our financial performance beginning in the fourth quarter and will be reflected in full during the first quarter of 2001.


RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

         Net sales. Net sales decreased by 25% to $2,303,000 in the three months ended September 30, 2000 from $3,052,000 in the three months ended September 30, 1999. Net sales of Systems Solutions represented the largest shortfall, decreasing $586,000 to $550,000 in the three months ended September 30, 2000 from $1,136,000 in the comparable period last year. During the quarter, we redirected substantial Systems Solutions sales and marketing resources to work primarily on sales of Merge systems directly to hospitals. The sales cycle for direct business was longer than anticipated, and the direct sales initiative did not result in material orders from hospitals during the third quarter. The majority of Systems Solutions sales during the third quarter of 2000 were from business in our distributor channel. Both direct sales and sales through distributors were less than management expectations.

         Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components as a percentage of net sales was 25% in the three months ended September 30, 2000 compared to 23% in the three months ended September 30, 1999. During the quarter, we modified our discounting policies and focused on growing sales of more profitable product lines, and, as a result, reduced the cost of purchased components as a percentage of net sales from the second quarter rate of 32%.

         Amortization of purchased and developed software increased to $337,000 of net sales in the three months ended September 30, 2000 from $318,000 in the three months ended September 30, 1999, due to commencement of amortization of certain software development projects. Amortization of purchased and developed software, which is computed on a straight-line basis, will increase in dollar terms over time and decrease as a percentage of net sales as net sales increase.

         Gross profit. Gross profit was $1,394,000, or 61% of net sales, in the three months ended September 30, 2000 compared to $2,040,000, or 67% of net sales, in the three months ended September 30,1999. Gross profit margins improved during the quarter from 58% in the second quarter of this year due to modified discounting policies and focus on sales of more profitable product lines. We expect gross profit margins to increase somewhat during the next year.

         Sales and marketing. Sales and marketing expense increased $303,000 to $1,399,000 in the three months ended September 30, 2000 from $1,100,000 in the three months ended September 30, 1999. This increase is due primarily to additional sales, marketing, program management and service personnel associated with our launch of a direct sales strategy. Sales and marketing expense will increase during the fourth quarter of this year due to our participation in the annual meeting of the Radiological Society of North America trade show. We have delayed the hiring of additional field sales personnel until efficiency measures in our sales team improve.

         Product research and development. Product research and development expense decreased $9,000 to $573,000 in the three months ended September 30, 2000 from $581,000 in the three months ended September 30, 1999. Product innovation is a key component of our strategy. However, we will make some targeted reductions to our engineering staff in the fourth quarter in order to decrease cash outflows.

         General and administrative. General and administrative expense increased $200,000 to $715,000 in the three months ended September 30, 2000 from $515,000 in the three months ended September 30, 1999. The increase relates primarily to administration costs for operating our subsidiaries in Toronto and Tokyo, both of which were established in the second half of 1999, and from additional information technology infrastructure to support our business and prepare for the anticipated expansion of sales. General and administrative expense decreased from $785,000 in the second quarter of 2000. We expect general and administrative expense to continue to decrease as the full impact of expense management efforts are realized.

         Depreciation and amortization. Depreciation and amortization expense increased by $63,000 to $228,000 in the three months ended September 30, 2000 from $166,000 in the three months ended September 30, 1999, primarily due to amortization expense related to the acquisition of Interpra in September 1999.

         Acquired in-process technology and software write-off. In September 2000, we recorded a charge of $975,000 for technologies replaced by the newly-developed Merge WorkFlow platform, which will have expanded applications in Merge products due to the successful completion this quarter of MergePort v2.0, the first WorkFlow product. We also wrote down a $155,000 prepaid software license for which future product delivery from our vendor is at risk.

         In September 1999, we recorded a charge of $1.2 million for the in-process technology of Interpra Medical Imaging Network, Ltd. that had not reached technological feasibility as of September 3, 1999, the date which Merge acquired 100% of its voting stock, and a charge of $440,000 for the write down of software capitalized by Merge that was replaced by technologies acquired in the merger.

         Other income (expense). In the quarter ended September 30, 2000, net interest expense was $24,000 and foreign currency transaction expense was a credit of $52,000. Foreign currency transaction reflects the unrealized foreign exchange risk resulting from changes in the value of the Dutch Guilder and Canadian dollar relative to the U.S. dollar on intercompany transactions that are not of a long-term investment nature. In the quarter ended September 30, 1999, we had net interest income of $31,000 due to maintaining cash balances on deposit at our bank. Cash at September 30, 1999 was $2.5 million.

         Income taxes. We recognized an income tax expense in the three months ended September 30, 2000 and in the three months ended September 30, 1999, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.


Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Net sales. Net sales decreased by 2% to $9,069,000 in the nine months ended September 30, 2000 from $9,288,000 in the nine months ended September 30, 1999. Net sales of Systems Solutions represented the largest shortfall, decreasing by $288,000 or 7% to $3,565,000 in the nine months ended September 30, 2000 from $3,853,000 in the nine months ended September 30, 1999. The decrease in Systems Solutions business is due to sales shortfalls in the third quarter of 2000 which were the result of longer than anticipated sales cycles.

         Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components as a percentage of net sales was 27% in the nine months ended September 30, 2000 compared to 24% in the nine months ended September 30, 1999. The increase in the cost of purchased components as a percentage of net sales is due primarily to a change in the product mix sold. As a result of recently modifying our discounting policies and focusing on growing sales of more profitable product lines, the cost of purchased components as a percentage of net sales decreased to 25% in the current quarter.

         Amortization of purchased and developed software was $1,033,000 in the nine months ended September 30, 2000 compared to $943,000 in the comparable period of 1999, due to commencement of amortization of certain software development projects. As a percentage of net sales, amortization of purchased and developed software was 11% in each of the first nine months of 2000 compared to 10% in the first nine months of 1999. Amortization of purchased and developed software, which is computed on a straight-line basis, will increase in dollar terms over time and decrease as a percentage of net sales as net sales increase.

         Gross profit. Gross profit was $5,546,000 or 61% in the nine months ended September 30, 2000 compared to $6,145,000 or 66% in the nine months ended September 30, 1999. The decrease in gross profit as a percentage of net sales is due primarily to the change in product mix and increased discounts to certain customers. We have modified our discounting policies and focused our sales efforts on more profitable products in order to increase gross margins to historic levels.

         Sales and marketing. Sales and marketing expense increased $694,000 to $4,079,000 in the nine months ended September 30, 2000 from $3,385,000 in the nine months ended September 30, 1999. This increase is due primarily to additional sales, marketing, program management and service personnel associated with our launch of a direct sales strategy.

         Product research and development. Product research and development expense increased $192,000 to $1,630,000 in the nine months ended September 30, 2000 from $1,437,000 in the nine months ended September 30, 1999. The increase in research and development expense is due to increased personnel costs and, in particular, to the cost of additional software engineers engaged in product development in Toronto. This workforce, which was added at the time of the Interpra acquisition, is engaged in new product development on MergeWorkflow products, the first of which was successfully completed in the third quarter of 2000. Product innovation is a key component of our strategy. However, we will make some targeted reductions to our engineering staff in the fourth quarter in order to decrease cash outflows.

         General and administrative. General and administrative expense increased $663,000 to $2,143,000 in the nine months ended September 30, 2000 from $1,480,000 in the nine months ended September 30, 1999. The increase in general and administrative expense relates primarily to administration costs for operating our subsidiaries in Toronto and Tokyo, both of which were established in the second half of 1999, and from additional information technology infrastructure to support our business. We expect general and administrative expense to continue to decrease as the full impact of expense management efforts are realized.

         Depreciation and amortization. Depreciation and amortization expense increased by $195,000 to $676,000 in the nine months ended September 30, 2000 from $481,000 in the nine months ended September 30, 1999 primarily due to amortization expense related to the acquisition of Interpra in September 1999.

         Acquired in-process technology and software write-off. In September 2000, we recorded a charge of $975,000 for technologies replaced by the newly-developed Merge WorkFlow platform, which will have expanded applications in Merge products due to the successful completion this quarter of MergePort v2.0, the first WorkFlow product. We also wrote down a $155,000 prepaid software license for which future product delivery from our vendor is at risk.

         In September 1999, we recorded a charge of $1.2 million for the in-process technology of Interpra Medical Imaging Network, Ltd. that had not reached technological feasibility as of September 3, 1999, the date which Merge acquired 100% of its voting stock, and a charge of $440,000 for the write down of software capitalized by Merge that was replaced by technologies acquired in the merger.

         Other income (expense). Total other income (expense) was $(3,000) in the nine months ended September 30, 2000 compared to $(16,000) in the nine months ended September 30, 1999. Net interest expense was $23,000 in the nine months ended September 30, 2000 compared to net interest income of $96,000 in the nine months ended September 30, 1999 due to a decrease in cash balances and borrowings under our bank line of credit. In the nine months ended September 30, 1999, we incurred a charge of $136,000 for foreign currency transaction expense to reflect the unrealized foreign exchange risk due to changes in the value of the Dutch guilder and Canadian dollar relative to the U.S. dollar on intercompany transactions that are not of a long-term investment nature.

         Income taxes. We recognized an income tax expense in the nine months ended September 30, 2000 and in the nine months ended September 30, 1999, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.


LIQUIDITY AND CAPITAL RESOURCES

         Operating cash flows. Operating cash flows were $(910,000) for the nine months ended September 30, 2000. Our gross margin contribution was less than fixed operating expense due to lower than anticipated net sales. The lower level of sales also caused accounts receivable to decrease to $1.2 million from $2.5 million at June 30, 2000 and inventory to increase to $2.2 million from $1.4 million at June 30, 2000 as production outpaced shipments. Accounts payable grew during the quarter to $1.8 million from $1.6 million at the end of the second quarter.

         Investing cash flows. Investing cash flows were $(1,619,000) for the nine months ended September 30, 2000. Cash outflows for property and equipment were $296,000 versus $392,000 in the comparable period last year, a result of management initiatives to lower capital equipment spending. We also invested $1,324,000 in capitalized software development, an increase of $335,000 over 1999, due to additional product development engineering in our Toronto office, which was established in the Interpra acquisition in September 1999.

         Financing cash flows. Financing cash flows were $900,000 for the nine months ended September 30, 2000, representing borrowings on our working capital line of credit, which was established in May 2000 with Merchants and Manufacturers BanCorp of Milwaukee. The arrangement provides for up to $3 million in funding based on 70% of qualified domestic accounts receivable under 60 days, 60% of foreign accounts receivable under 60 days in countries with Fitch-IBCA Long-Form risk ratings of AA or better and 25% of inventory. At September 30, 2000 we had a $1.2 million borrowing capacity.

         At September 30, 2000, cash and cash equivalents were $498,000. We believe that existing cash and future cash flows from operations will be sufficient to execute our current business. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. Beyond December 31, 2000, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need to raise additional capital, we may seek to sell additional equity or raise debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. In addition, any debt financing, if available, could involve restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we could be required to significantly alter our operating plan, which could have a material adverse effect on the Company's business, financial condition and results of operations.


RECENTLY ISSUED ACCOUNTING STANDARDS

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. We expect the adoption of the new standard will not have a material effect on our consolidated financial position, liquidity, or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later than the fourth quarter for fiscal years beginning after December 15, 1999. The impact of this SAB was not significant to our results of operations or financial position.

                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit Index

(b)  No Reports on Form 8-K were filed during the third fiscal quarter.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By:  /s/ Richard A. Linden                            Date:    November 13, 2000
     ------------------------------------------------
     Richard A. Linden
     President and Chief Executive Officer

By:  /s/ Colleen M. Doan                              Date:    November 13, 2000
     -------------------------------------------------
     Colleen M. Doan
     Chief Financial Officer, Treasurer and Secretary
     (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX


 3.1 Articles of Incorporation of Registrant (2), Articles of Amendment as of June 16, 1998 (3), and Articles of Amendment as of September 1, 1999 (6)

 3.2       Amended and Restated By-Laws of Registrant as of February 3, 1998 (1)

10.2 Employment Agreement entered into as of September 1, 2000 between Registrant and Richard A. Linden

10.3 Employment Agreement entered into as of September 1, 2000 between Registrant and William C. Mortimore

10.5       1996 Stock Option Plan for Employees of Registrant dated May 13, 1996
           (2)

10.6 Office Lease for West Allis Center dated May 24, 1996 between Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2) and Supplemental Office Space Lease for 1126 Operating Associates Limited Partnership dated April 11, 2000 (4)

10.8       1999 Stock Option Plan For Directors (1)

10.9       Merge Technologies Incorporated 2000 Employee Stock Purchase Plan (5)

27.1       Financial Data Schedule

 - - - - - - - - - - - - - - - -

(1) Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(2)        Incorporated by reference to Registration Statement on Form SB-2 (No.
           333-39111) effective January 29, 1998.

(3) Incorporated by reference to Quarterly Report on Form 10-QSB for the three months ended March 31, 1999.

(4) Incorporated by reference to Quarterly Report on Form 10-QSB for the three months ended March 31, 2000.

(5)        Incorporated by reference to Form 14A dated May 9, 2000.

(6) Incorporated by reference to Quarterly Report on Form 10-QSB for the three months ended June 30, 2000.