Form 10KSB
period 2000-12-31
MERGE TECHNOLOGIES INC
filed 2001-04-06
CIK 944765

                                  FORM 10-KSB

               [As last amended in Release No. 33-7505, effective
                         January 1, 1999, 63 F.R.9632]

                     U.S. Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                    -----------------    -----------------

      Commission file number
                             ---------------------------------------------

                         Merge Technologies Incorporated
                         -------------------------------
                  Name of small business issuer in its charter

           Wisconsin                                            39-1600938
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               identification No.)

             1126 South 70th Street, Milwaukee, Wisconsin 53214-3151
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number: 414-977-4000

         Securities registered under Section 12(b) of the Exchange Act:


     Title of each class: Common Name of each exchange on which registered:
                                NASDAQ Small Cap


         Securities registered under Section 12(g) of the Exchange Act:
                   -----------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $12,612,575

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 28, 2001 as reported on the NASDAQ Small Cap Market System, was approximately $3,432,175 Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,025,325.


                       DOCUMENTS INCORPORATED BY REFERENCE


If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders,
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The list documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). The information required by Part III is incorporated by reference from the Company's Proxy statement for the 2001 Annual Meeting of Stockholders.


Transitional Small Business Disclosure Format (check one):


Yes      No  X
   -----   -----


                                      INDEX
                                      -----


                                                                         Page
                                                                         ----

PART I


  Item 1.  Description of Business                                          1

  Item 2.  Description of Properties                                        7

  Item 3.  Legal Proceedings                                                7

  Item 4.  Submission of Matters to a Vote of Security Holders              7

PART II


  Item 5.  Market for Common Equity and Related Stockholder Matters         7

  Item 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

  Item 7.  Financial Statements                                            15

  Item 8.  Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                      34

PART III


  Item 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of the Exchange Act    35

  Item 10. Executive Compensation; Compliance with Section 16(a) of
             the Exchange Act                                              36

  Item 11. Security Ownership of Certain Beneficial Owners
             and Management                                                36

  Item 12. Certain Relationships and Related Transactions                  36

  Item 13. Exhibits and Reports on Form 8                                  36

                                     PART I
                                     ------


ITEM 1.   DESCRIPTION OF BUSINESS


Overview

     Merge Technologies Incorporated ("Merge") is in the business of integrating radiology images and information into healthcare enterprise networks. Merge products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value to facilities of all sizes, but it specifically targets small to medium size healthcare facilities, multi-hospital groups, clinics and diagnostic imaging centers by working with its customers to offer unique, phased, cost effective solutions to solve their image and information management and radiology workflow needs.

     The Company was founded in 1987. It has historically been viewed as the leading provider of medical diagnostic imaging and information connectivity technologies and consulting solutions for healthcare facilities worldwide. Today, Merge is at the forefront of integrated radiology workflow research and development bringing software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

     Through its founder and Chairman, William C. Mortimore, the Company has been a key contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards like HL-7 and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative co-sponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of more than thirty companies in the Radiology and Healthcare Information Systems fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. Merge has incorporated these standards in all its connectivity solutions and software applications establishing the basis for seamless integration of images and healthcare information across an organization's Intranet or over the Internet.

     Radiology departments and diagnostic imaging centers and their customers benefit from the Company's solutions in a variety of ways including: (i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images to enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a phased, flexible and cost-effective way; and (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record.

Business Strategy

     The Company intends to build on its global leadership position in the connectivity of medical imaging devices, its reputation for exceptional customer service and its quality and technically innovative products to offer software solutions that integrate radiology workflow with the rest of the healthcare enterprise. To accomplish this goal, the Company is exercising the financial and operational discipline necessary to attain the right combination of resources, product and distribution partnerships that will enable it to bring a fully integrated radiology workflow solution to the marketplace.

     The Company in the past year has enhanced its management team with the addition of a President and Chief Executive Officer and has completed a reorganization of its internal operations. This has created momentum in the organization to achieve financial targets aimed at reducing expenses and building revenue that will have a significant impact on the Company's long-term financial position. The results of the financial initiatives set in place in the last quarter of 2000 are expected to be demonstrated in the second half of 2001.

     In line with financial discipline and tightened focus, the Company has engaged in revamping its operations to streamline decision-making and decrease time-to-market of new product development. It has redeployed a majority of its resources to focus on core business operations: innovating products, selling solutions to its clients and providing responsive professional services. Concentrating on these core aspects of the business will contribute to accomplishing the 2001 financial initiatives. Examples of the Company's deliberate focus on these areas that have been implemented in 2000 include the following actions:

     - Launched an initiative to market and sell annual service contracts to existing clients.

     -    Realigned product innovation engineers into teams by product groups.

     -    Released new and upgraded product offerings in core technology areas.

     - Completed the deployment of a direct sales force to complement the Company's existing Original Equipment Manufacturer / Value Added Reseller ("OEM/VAR") distribution channel

In addition, carefully defined plans are in place to work with strategic partners to contribute functionality and engineering expertise to the work already underway by the Company's staff. Two examples of such partnerships are Pegasus Imaging Corporation and eFilm Medical, Inc.

     - Pegasus Imaging Corporation entered into an arrangement with Merge that resulted in a cross licensing agreement with Merge using Pegasus' Medical Image Compression and Pegasus using Merge's DICOM technologies. The use of the Pegasus compression in Merge products will provide the Company's customers with high-speed image distribution and visualization over the Internet.

     - The Company recently announced that it is providing support services including integration, installation and technical support to eFilm Medical, Inc. for their eFilm Workstation software. Merge's partnership with eFilm extends the value of Merge's Technical and Customer Support Services group and expands the benefits of its radiology workflow applications by offering a product with bundled services to support a market-leading image visualization tool.

     Along with technology partners, Merge has established long-term and mutually beneficial OEM/VAR partnerships that have been in existence for nearly 15 years. Building on these relationships is important to the Company's future development. Philips Medical Systems of The Netherlands is one of the longest standing relationships and this past year the Company expanded this relationship to have one of Merge's new workflow products, ExamWorks (Trademark) incorporated into the Philip's mobile surgical c-arm product to allow faster and more secure transfer of images from the surgical suite to Clinical Workstations throughout the hospital in order to update the medical records of patients more easily and efficiently. Also in place is the integration of the ExamWorks+ product into Philips' Magnetic Resonance (MR) equipment, which allows the Philips Intera MR system to fully comply with the requirements of the IHE. Merge has also announced an expansion of its long-term relationship with Siemens Medical Systems in a worldwide contract to incorporate the ExamWorks+ product into its Angiography, Cardiology and X-Ray equipment. These important long-term partnerships represent an endorsement of the value of the Company's technologies and overall customer satisfaction and they provide an opportunity for revenue growth in its core connectivity solutions business.

     The combination of financial discipline, aligned operations and partnerships to expand product breadth and market penetration have positioned the Company for long term growth in the healthcare information technology arena, with specific focus on integrated radiology workflow solutions for the diagnostic imaging and information environment.

Products and Services

     The Company, consisting of 89 employees, 84 of whom are full time, is a recognized leader in the engineering of radiology connectivity and workflow solutions. It has assembled a staff with deep expertise, global presence and a thorough understanding of radiology workflow processes. It also has allocated resources to the design and development of IHE concepts, which are gaining acceptance as the standard for interoperability between imaging and healthcare information systems throughout the healthcare enterprise.

     Focusing product innovation around the functions related to radiology image and information management is a hallmark of the Company's product development strategy. It views its expertise as developing technologies that fit into the customer's workflow to achieve processing and communications efficiencies. Products in place and those in development are applied to all aspects of the complex continuum of radiology image studies and the associated information that touch the patient; integrating them to create a broad data set around a single patient experience. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis and improved patient care because all pertinent information is provided to the primary care giver from radiology in a single report.

     The Company's global presence and immersion into the creation of radiology communications and open medical standards place it in a strong position to monitor healthcare and technological forces that impact both equipment and software application innovations for the radiology industry. In addition, the Company's established OEM/VAR relationships allow it to work with leading modality manufacturers as they develop plans for new product introductions. The product planning cycle is such that the Company can build in this knowledge and be prepared to meet market demand at the appropriate time. This strategy is allowing it to move its resources and attention to the development of software applications that can be integrated into the broader continuum of radiology workflow.

     The Company's products fall into three distinct categories: connectivity solutions, radiology workflow applications, and technical and customer support services. Connectivity solutions continue to be a key focus for the Company to maintain its market-leading position and long-term OEM/VAR relationships. The Company continues its product innovation in this area in order to provide flexible, state-of-the-art solutions to its OEM/VAR partners that incorporate these products directly into their new modality equipment offerings. While the OEM/VAR relationships are central to distribution of these products, there is an increasing interest from healthcare organizations to purchase connectivity solutions directly from the Company to complete their individual image management strategies.

     A major area in development is radiology workflow applications. These software applications are being designed to complete the Company' product line offering into a fully integrated radiology workflow system. The Company is pursuing the completion of this product line through a dual strategy of using internal resources and strategic partnerships.

     Technical and customer support services supply the needs of all the Company's OEM/VAR and healthcare customers. Services include: DICOM and Java application development toolkits, professional consulting on image and information workflow integration and full-service customer support for the solutions they have purchased from Merge. The Company enjoys a market leading position in DICOM application development toolkits with over 150 present clients worldwide supporting thousands of healthcare software applications and new modalities on an annual basis incorporating "DICOM by Merge." Additionally, the Company has recently released a new version of its Java application development environment called MergeWeb (Trademark) 3.0 - Healthcare. MergeWeb 3.0 - Healthcare is a Java based application development and deployment platform focused specifically on the healthcare information systems sector.

     The Company's professional consultants provide training, advisory services, project management and medical standards validation to healthcare organizations, healthcare professionals and medical equipment manufacturers. Proprietary training materials are used to complement project planning, management tools and diagnostic testing products. Annual customer service packages are offered that are customized to the needs and configurations of each client. These service packages are priced according to service intensity required and are reviewed annually to assure all customer needs are met. The Company offers a comprehensive service system on a '24/7' basis either with remote or on-site delivery. These service features are available internationally as well as US domestic marketplace. Growing the revenues from the sale of technical and customer support services will continue to be an important focal point for the Company as it enhances product offerings with the completion of its radiology workflow applications.

Markets and Customers

     Healthcare providers are slowly recovering from the damaging managed care strategies put in place through the 1990's and are returning to the more familiar aspects of healthcare focused around high quality diagnostic and treatment protocols for the care of the patients in their communities. The expenditures to re-tool the infrastructure of healthcare post Y2K are significant and directed at making more comprehensive use of the advances in medical technology and telecommunications. This is seen as a cost effective means to reach optimum efficiency and market their services to the broadest population. Radiology image and information management plays a central role in the revamping of the healthcare delivery system.

     Within the United States, the Company is focusing its direct sales efforts on the small to middle market healthcare organizations with a size of less than 350 beds, outpatient clinics and radiology imaging centers. This market represents a segment of healthcare providers that desires imaging modality connectivity and integration of radiology workflow, particularly as it relates to communicating over long distances to access specialized care for their patients. This market is also underserved as to the availability of radiology image and information management solutions that are scalable and economical. The focus is on providing flexible radiology workflow solutions in a phased-in approach that allows for meeting short-term needs quickly and offers additional products to complete the total solution over time. Currently, 70% of the Company's existing customers are part of this market segment and overall the Company provides products and services directly to approximately 7% of the US target market and believes there is substantial room for growing market share and for additional product sales to existing Merge customers.

     The Company places a strong emphasis on sustaining its reputation for high quality services and well-engineered products. The Company recently completed its 3rd ISO 9001 and EN 46001 surveillance audit with "0" variances. Additionally, the current ISO9002 certification for its European Headquarters in The Netherlands was upgraded to ISO 9001/EN46001. The certification covers its product development activities, manufacturing and worldwide service operations. These ongoing certifications to the ISO standard are a reflection of its commitment to maintaining service and product quality for its customers.

     Responsiveness to customer needs, whether in service or product design and development, is a key component of the Company's approach to the marketplace. Late in 2000, the Company announced the formation of the Premier Partnership Program to increase its direct access to the needs of its customers. The Premier Partnership Program allows the Company to collaborate with clinical partners to develop medical informatic solutions for radiological diagnostic information, determine methodologies within radiology to decrease healthcare's operating costs, increase workflow efficiencies and focus on how it can assist in improving overall patient care. The Charter Members of the Program are the Medical College of Wisconsin, the Mallinckrodt Institute of Radiology of Washington University in St. Louis, Missouri, and the University of California - Los Angeles Medical Center. The Company looks forward to expanding participation in this program and to the contributions it will make towards advancing its product development and customer relationships.

Sales, Marketing and Distribution

     A recent marketing study by Technology Marketing Group, a diagnostic imaging market consulting organization, estimated that total 2002 expenditures for electronic image and information management systems, or picture archiving communication systems ("PACS") will be approximately $1.0 billion. The same study estimated that expenditures for radiology information systems ("RIS") will be approximately $220 million. Of this RIS market, more than 60% of the Company's target market segment indicated they would acquire new systems. The Company's strategy is to provide a full suite of radiology workflow solutions to its target market and the Company's existing domestic client base of 375 healthcare facilities, and to deliver functionality and value that taps into this combined $1.2 billion annual market.

     The Company uses a multi-channel approach to reaching its target customers. Over the last two years the Company has invested in building an international sales force to increase its market presence among both its OEM/VAR customers and its healthcare customers. This experienced staff has extensive experience in radiology and diagnostic imaging services and has the ability to work in a consultative manner to set in place the right solution for each customer.

     Most important to its sales success is developing and expanding its OEM/VAR partnerships. Currently, sales through this channel represent more than 50% of the Company's annual revenue and is expected to grow in dollar volume. The Company's direct sales force focuses its efforts on reaching healthcare customers in the small to medium size hospital market and imaging centers. The breadth and availability of the products offered are key to this direct sales approach and the technology partnerships the Company has developed to work alongside its internal development processes enable the sales staff to offer customized clinical workflow solutions to each customer.

     Continued visibility in the marketplace is also important to the overall marketing strategy. This visibility is achieved through regular participation in major radiology and healthcare information system industry trade shows and through the Company's ongoing participation in the IHE initiative and radiology industry panels regarding open communications and medical standards. The Company's thought-leader position is recognized by the healthcare industry and enables the Company to demonstrate its value on many levels.

     The value proposition to the Merge customer is aimed at improving the organization's efficiency and quality of patient care while reducing cost. The Company emphasizes how the implementation of various radiology workflow strategies reduces operational costs due to time reduction in the completion of an imaging study and diagnostic reporting cycle and improves patient care through increasing the speed with which the radiologist and primary caregiver can discuss diagnostic findings and institute appropriate treatment. Additionally, the Company's systems can enhance revenue due to increased accuracy of radiology billing and coding error reduction resulting in shortened receivable cycles.

Competition

     The markets for the Company's products are highly competitive. Many customers purchase products from Merge and from its competitors as well. Competition is present from film vendors who offer certain components of the radiology workflow application and from current OEM partners who can offer products similar to Merge solutions. Looking at the competitive environment by product line is illustrative of the Company's perspective and its strategies to mitigate the impact of competition on the Company's sales or market penetration.

     The historical connectivity solutions product line has been the mainstay of the Company, which pioneered its development. The competitive danger to this product today is that it is readily available and largely incorporated into most imaging modalities. The Company views its value added services, global operations, recognized brand and engineering strength as the way to protect its market share in this area. In addition, it has adopted an approach to engineering this product into the OEM's medical device through proprietary Application Program Interface ("API") that protects its intellectual capital. Upgrades to its products are continuous as changes are made by the radiology industry in the DICOM and HL-7 standards. The Company's customers can receive full benefit of these upgrades through annual service contracts.

     In the developing area of radiology workflow applications, there are many newly emerging competitors who offer portions of the integrated radiology network through their RIS and PACS to the market targeted by the Company. Merge relies on its nearly 15 years experience in working in all aspects of the radiology industry, its strong customer relations and its growing healthcare customer base as barriers to losing its market potential for its fully-integrated solution currently under development. In addition, the phased-in approach to implementing a customized fully-integrated solution is appealing to this target market and is the foundation of the Company's approach to this emerging area.

     Many of the current and potential competitors have greater resources than those that exist at the Company, including financial wherewithal, research and development, intellectual property and marketing. Many of these competitors may also have broader product lines and longer standing relationships with customers. The Company's ability to compete successfully depends on a number of factors both within and outside its control, including: product innovation; product quality and performance; price; experienced sales, marketing and service organizations; rapid development of new products and features; continued active involvement in the development of DICOM and other medical communication standards; and product and policy decisions announced by competitors. There can be no assurance that the Company will be able to compete successfully.


Intellectual Property Rights

     The Company has received U.S. Patent No. 5,740,428 dated April 14, 1998, U.S.Patent No. 5,950,207 dated September 7, 1999, New Zealand Patent No. 306009 dated February 7, 1996 and Australia Patent No. 704804 dated August 12, 1999 for the Merge WorkFlow products, including CaseWorks. A U.S. patent has been applied for Distributed Architecture for Health Care Environment, Patent Application No. 09/151902. The Company has also applied for additional foreign patents; however the Company generally does not rely solely on patent protection with respect to our products. Instead, it relies on a combination of copyright and trade secret laws, employee and third party confidentiality agreements and other measures to protect intellectual property rights pertaining to its systems and technology.

Medical, Regulatory and Government Standards and Reforms

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the US healthcare system have been, and will continue to be, considered by the U.S. Congress. The Company embraces the general philosophy that it will accept and utilize all appropriate industry standards in the development of its product and service offerings. Merge has positioned itself to assist its customers in the utilization, implementation and adherence to most major radiology standards and regulations. The Company, however, cannot predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, its financial condition and its results of operations.

     The following are examples of some of the environmental issues, standards and regulations that the Company monitors and prepares itself to address to protect its enterprise and that of its customers.

- The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has mandated the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify and secure the exchange of medical information. While the implementation of security and confidentiality measures are temporarily on hold under the present federal administration, there is no assurance that they will not be implemented in the future.

- The U.S. Food and Drug Administration, which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions.

- International sales of products outside the U.S. are subject to foreign regulatory requirements that can vary from country to country.

- Laws and regulations may be adopted to address Internet commerce such as online content, user privacy, pricing and characteristics and quality of applications and services.

- Internet user privacy regulations may be put in place.

- International regulations govern use of the Internet, privacy and transborder data flows.

- The tax treatment of the Internet and e-commerce is currently unsettled.

     The Company continues to allocate internal resources to industry standards committees and working groups who are tasked with setting and promoting both technology and functionality standards within the diagnostic imaging and healthcare information systems markets. Participating in IHE and a variety of DICOM working groups specializing in HIPAA, HL7 and other standards helps to ensure that the Company's products and services align with the efforts of these committees and meets the evolving interoperability needs of healthcare technologies.

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company's principal facilities are located in Milwaukee, Wisconsin, in an approximately 27,000 square foot office leased through June 2005 at a rate of approximately $300,000 per year. The lease provides for an additional 5,500 square feet of expansion space in each of June 2001 and June 2002. The Company also lease a sales, administrative and service support office in Nuenen, The Netherlands, and an engineering facility in Toronto, Canada.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In order to remain listed on the Nasdaq SmallCap Market, the Company must comply with certain minimum listing requirements, one of which is that its Common Stock must have a minimum bid price of $1.00 per share.

     Ultimately, the Company's failure to maintain the minimum price per share requirement would result in delisting of its Common Stock from the Nasdaq SmallCap Market. Where this to occur, the Company's Common Stock would trade exclusively on the Nasdaq Bulletin Board. Delisting of the Company's Common Stock from the Nasdaq SmallCap Market could make it difficult for the Company's shareholders to sell their shares and could also make it more difficult for the Company to secure additional financing.

     During the year ended December 31, 2000, the Company sold shares of its Common Stock and Series A Preferred Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows:

     In October 2000, the Company issued to one person warrants to purchase 100,000 shares of Common Stock in connection with a financial advisory agreement. The warrants vest immediately and have a term of five years. The Company valued the warrants at $57,310 using the Black-Scholes option-pricing model. The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these warrants.

     In December 2000, in conjunction with the sale of Series A Preferred Stock, the Company issued warrants to purchase 306,618 shares of common stock. The warrants vest immediately and have a term of three years. The Company valued the warrants at $57,946 using the Black-Scholes option-pricing model. The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these warrants.

     In December 2000, a total of 613,236 Series A Preferred Shares were sold to two persons, who paid a total of $525,000. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock at any time. The Company did not use the services of any finder or securities broker-dealers in connection with the offer and sale of these shares and warrants.

     During December 2000, 145,350 shares of non-registered Common Stock were sold to Richard A. Linden, President and Chief Executive Officer, in connection with his employment agreement. In consideration for these shares, Mr. Linden paid $50,000 in cash and issued a promissory note in the amount of $50,000. The promissory note is a full recourse note with a term of six years. Interest is payable monthly at 5.87% per annum.

     The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act

     The Company's Common Stock commenced trading on the Nasdaq Small Cap Market System on January 29, 1998, under the symbol MRGE.


The following table sets forth for the periods indicated, the high and low closing sale prices of our Common Stock as reported by Nasdaq:

COMMON STOCK MARKET PRICES

2000                  4th Quarter    3rd Quarter    2nd Quarter     1st Quarter
                      -----------    -----------    -----------     -----------
High..............      $1.406         $2.688         $4.063           $6.125

Low...............      $0.531         $1.563         $2.125           $2.000


1999

High..............      $2.625         $1.438         $1.688           $2.000

Low...............      $1.063         $1.000         $1.063           $0.938

     According to the transfer agent records, the company has 150 stockholders of record of our Common Stock as of March 29, 2001. The Company estimates that there are in excess of 1200 beneficial holders of our Common Stock.

DIVIDEND POLICY

     The company has not paid any cash dividends on its Common Stock since formation. It currently does not intend to declare or pay any cash dividends on its Common Stock in the foreseeable future.

     In November 2000, the Company amended its Articles of Incorporation to designate 1,000,000 shares of Preferred Stock as Series A Preferred. The Series A Preferred shares are subject to an 8% cumulative cash dividend payable quarterly.

     The Company's revolving line of credit with Merchants and Manufacturers Bancorp restricts payment of dividends if it is in compliance with the loan covenants, which include a funded debt to equity ratio of 0.4 to 1, monthly financial reporting and compliance with maximum advance ratios. Any payment of future dividends will therefore be dependent upon our earnings and the outstanding balance on the Company's bank line of credit.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


OVERVIEW

     Merge Technologies Incorporated ("Merge") is in the business of integrating radiology images and information into healthcare enterprise networks. Merge products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value to facilities of all sizes, but specifically targets small to medium size healthcare facilities, multi-hospital groups, clinics and diagnostic imaging centers by working with its customers to offer unique, phased, cost effective solutions to solve their image and information management and radiology workflow needs.

     The Company was founded in 1987. It has historically been viewed as the leading provider of medical diagnostic imaging and information connectivity technologies and consulting solutions for healthcare facilities worldwide. Today, Merge is at the forefront of integrated radiology workflow research and development bringing software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

     Radiology departments and diagnostic imaging centers and their customers benefit from the Company's solutions in a variety of ways including: (i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a phased, flexible and cost-effective way; (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record.

     The Company measures sales performance by customer application type. OEM/VAR products are sold primarily through original equipment manufacturers and value-added resellers, which integrate Merge's products into their own product offerings in order to increase the functionality of their equipment or systems. Systems Solutions are complete networked imaging applications using a combination of Merge components. Systems Solutions are sold to end-users, either directly or through distributors under the Merge brand name. Professional Services includes both the Company's MergeLink training, advisory services, project management and medical standards validation, and its technical and customer support services provided by its worldwide field service organization. OEM/VAR, Systems Solutions and Professional Services sales were as follows for 2000, 1999 and 1998.

                                        2000          1999          1998
                                      --------      --------       -------
                APPLICATION                       (in thousands)

OEM/VAR...........................    $  6,600      $  6,070       $ 4,847

Systems Solutions.................       4,636         5,669         4,822

Professional Services.............       1,377         1,561           ---
                                      --------      --------       -------
                                      $ 12,613      $ 13,300       $ 9,669
                                      ========      ========       =======

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales.Net sales decreased by 5% to $12,613,000 in 2000 from $13,300,000 in 1999. Net sales of OEM/VAR business increased 9% to $6,600,000 from $6,070,000 in 1999. Net sales of Systems Solutions dropped 18% to $4,636,000 from $5,669,000 in 1999 due to lower than anticipated orders from both dealers and direct sales to end-user hospitals. Professional Services business decreased by 12% to $1,377,000 from $1,561,000. Net sales of Professional Services were higher in 1999 due to non-recurring business for Y2K software upgrades.

     Cost of goods sold.Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components increased as a percentage of net sales to 32% in 2000 from 24% in 1999. The increase in the cost of components as a percentage of net sales is due primarily to the Company's sales mix, which consisted of a greater percentage of lower margin products. Costs in 2000 were also adversely affected by inventory adjustments in the fourth quarter of $390,000 that include obsolescence expense related to inventory parts determined in December 2000 to have no future value due to technology upgrades in the Company's products and a variance to physical count in both the U.S. and European offices.

     Amortization of purchased and developed software was 10% of net sales in each of fiscal 2000 and fiscal 1999. Amortization of purchased and developed software, which is computed on a straight-line basis, has recently decreased by approximately $100,000 per quarter due to the writedown of obsoleted technologies in the third quarter of 2000.

     Gross profit. Gross profit decreased by 17% to $7,334,000 in 2000 from $8,790,000 in 1999. As a percentage of net sales, gross profit decreased to 58% of net sales in 2000 compared to 66% in 1999 due to sales of lower margin products. The Company has implemented a number of initiatives to improve gross profits in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to high-margin software applications. The Company expects these initiatives to improve gross profit as a percentage of sales to a range of between 63% to 66% in 2001.

     Sales and marketing. Sales and marketing expense increased by 8% to $5,379,000 in 2000 from $5,002,000 in 1999. This increase is due primarily to additional sales, marketing and service personnel associated with the launch of a direct sales strategy. As a percentage of net sales, sales and marketing expense was 43% in 2000 and 38% in 1999.

     Product research and development. Research and development expense increased by 9% to $2,299,000 in 2000 from $2,108,000 in 1999. The increase in research and development expense is due primarily to the cost of software engineers engaged in product development in the Toronto office for the full year. This workforce, which was added in September 1999 with the Interpra acquisition, is engaged in new product development on Merge WorkFlow products.

     General and administrative. General and administrative expense increased by 36% to $2,918,000 in 2000 from $2,147,000 in 1999. The increase relates primarily to administration costs for operating subsidiaries in Toronto and Tokyo, both of which were established in the second half of 1999, and from additional information technology infrastructure to support our business and prepare for the anticipated expansion of sales. The Company expects general and administrative expense in 2001 to decrease due to ongoing expense management initiatives implemented in the fourth quarter of 2000.

     Depreciation and amortization. Depreciation and amortization expense increased by $209,000 to $860,000 in 2000 from $651,000 in 1999. The increase was due to amortization expense related to the acquisition of Interpra in September 1999 and to commencement of depreciation expense on the acquisition of capital equipment purchased in 1999 and 2000.

     Restructuring and related items. In 2000, the Company recorded an expense of $255,000 for restructuring and related elated items. The restructuring expenses were $88,000 and reflect severance charges for eighteen positions eliminated in a workforce reduction in October 2000. Related expenses were $167,000 and relate primarily the writedown of the assembled workforce capitalized as part of the Interpra acquisition.

     Acquired in-process technology and software write-off. In September 2000, the Company recorded a charge of $975,000 for technologies replaced by the newly-developed Merge WorkFlow platform. The Company also wrote down a $155,000 prepaid software license for which future product delivery from its vendor is at risk.

     In September 1999, a charge of $1.2 million was recorded for the in-process technology of Interpra Medical Imaging Network, Ltd. that had not reached technological feasibility as of September 3, 1999, the date which Merge acquired 100% of its voting stock. In addition, the Company recorded a charge of $441,000 for the write down of software capitalized by Merge that was replaced by technologies acquired in the merger.

     Other income, expense. In 2000, net interest expense was $50,000. Net other expense, which was $89,000 in 2000, includes $115,000 in charges for impairment of non-operating assets and a credit of $35,000 for unrealized foreign currency transaction expense. Foreign currency transaction expense reflects the unrealized foreign exchange risk resulting from changes in the value of the Dutch guilder and Canadian dollar relative to the U.S. dollar on intercompany transactions that are not of a long-term investment nature. In 1999, net interest income was $96,000 due to maintaining cash balances on deposit. Cash at December 31, 1999 was $2,044,000.

     Income taxes. The Company recognized an income tax expense in 2000 and in 1999, despite incurring. losses for financial reporting purposes, due primarily to foreign income taxes. The Company recorded an income tax expense of $63,000 in 2000, which reflects primarily Japanese income tax withholding on software royalties.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net sales. Net sales increased by 38% to $13,300,000 in 1999 from $9,669,000 in 1998. Net sales of OEM/VAR business increased by 25% to $6,070,000 in 1999 from $4,847,000 in 1998. The increase in this area reflects higher sales in each of the software, connectivity box and interface boards product lines. Net sales of Systems Solutions increased by 18% to $5,669,000 in 1999 from $4,822,000 in 1998. Sales of Systems Solutions accounted for 43% of net sales in 1999. Professional Services revenues were reported separately for the first time in 1999 as they represented 10% of revenues.

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

     Gross profit. Gross profit increased by 41% to $8,790,000 in 1999 from $6,250,000 in 1998. As a. percentage of net sales, gross profit was at 66% in 1999 compared to 65% in 1998.

     Sales and marketing. Sales and marketing expense increased by 26% to $5,002,000 in 1999 from $3,961,000 in 1998. This increase was due primarily to additional personnel, travel and marketing expenses related to sales growth in 1999. As a percentage of net sales, sales and marketing expense decreased to 38% in 1999 from 41% in 1998.

     Product research and development. Research and development expense increased by 15% to $2,108,000 in 1999 from $1,831,000 in 1998. The increase in research and development expense was due primarily to the cost of additional software engineers engaged in product development in Toronto. This workforce, which was added at the time of the Interpra acquisition, was engaged in new product development on Merge WorkFlow products.

     General and administrative. General and administrative expense decreased by $11,000 to $2,147,000 in 1999 from $2,158,000 in 1998. As a percentage of net sales, general and administrative expense decreased to 16% in 1999 from 22% in 1998. General and administrative expense included information systems, accounting and administrative support and management personnel and their activities in the Company's U.S., Europe, Canada and Japan offices.

     Depreciation and amortization. Depreciation and amortization expense increased by $230,000 to $651,000 in 1999 from $420,000 in 1998. Depreciation and amortization was assessed on the Company's capital equipment, goodwill and other intangible assets acquired in the mergers with Signal Stream Technologies, Inc. and Interpra.

     Acquired in-process technology and related software write-off. In the acquisition of Interpra, the Company recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility as of September 3, 1999, the date that the Company acquired 100% of its voting stock. The Company also recorded a write-down of $441,000 of capitalized software that was replaced by technologies acquired in the merger.

     Other income, expense. Total other income, net decreased to $34,000 in 1999 from $244,000 in 1998 due primarily to an increase of $132,000 in foreign exchange transaction expense and a decrease in net interest income of $139,000. Foreign currency transaction expense in 1999 reflected our potential exchange rate risk on an intercompany obligation that is stated in U.S. dollars.

     Income taxes. The Company recognized an income tax expense in 1999 and 1998, despite incurring losses for financial reporting purposes, due primarily to foreign income taxes the Company recorded an income tax expense of $173,000 in 1999, which reflects primarily Japanese income tax withholding on software royalties.


LIQUIDITY AND CAPITAL RESOURCES

     Operating cash flows. Cash used in operating activities was $1,264,000 in 2000 compared to cash provided by operating activities of $192,000 in 1999. Non-cash items were a significant component of the Company's net loss in 2000, including $2,086,000 in depreciation and amortization expense and $1,130,000 in write downs of capitalized technology. Accounts receivable balances declined in 2000 by $1,050,000 due, in part, to a $688,000 decrease in sales compared to 1999 and also due to more focused efforts with respect to customer collections. Inventory decreased by $350,000 in 2000 to $1,200,000 as the Company implemented operational improvements to increase inventory turns and reduce the average balance of in-house inventory. The decrease in inventory was also due in part to a fourth quarter adjustment reflecting obsolescence and a book to physical variance.

     Investing cash flows. Cash used in investing activities was $1,968,000 in 2000 compared to $1,827,000 in 1999. The Company capitalized $1,585,000 in software development in 2000, an increase of $283,000 over 1999 due to additional product development engineering in the Toronto office, which was established in the Interpra acquisition in September 1999. Capitalized equipment purchases were $383,000, a decrease of $142,000 from 1999 due to management initiatives to control spending.

     Financing cash flows. Cash provided by financing activities was $1,936,000 in 2000. In December 2000 the Company 2000 the Company received $525,000 in cash for subscriptions of Series A Preferred Stock. An additional $50,000 in cash was received for unregistered shares of Common Stock. Merge borrowed $1,350,000 under its working capital line of credit, which was established in May 2000 with Merchants and Manufacturers BanCorp of Milwaukee. The arrangement provides for up to $3 million in funding based on 70% of qualified domestic accounts receivable under 60 days, 60% of foreign accounts receivable under 60 days in countries with Fitch-IBCA Long-Term risk ratings of AA or better and 25% of inventory. At December 31, 2000, the Company had $1.7 million borrowing capacity. The line of credit with Merchants and Manufacturers BanCorp is subject to renewal at January 2, 2002.

     At December 31, 2000 cash and cash equivalents were $812,000 compared to $2,044,000 at December 31, 1999 and $3,660,000 at December 31, 1998.

     The Company believes that existing cash, together with the availability under its working capital line of credit and future cash flows from operations, will be sufficient to execute the business plan in 2001. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In 2001, it may be necessary to raise additional capital to meet long-term liquidity needs. If it is determined that additional capital is needed, it will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to the Company. If the Company is unable to raise any needed additional capital, it could be required to significantly alter its operating plan, which could have a material adverse effect on the its business, financial condition and results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The adoption of SFAS No. 133 has not had a material effect on our consolidated financial position, liquidity, or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB No. 101 during 2000 without a material effect on its results of operations.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN No. 44") which provides guidance for applying APB Opinion No.
25. Accounting For Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company adopted FIN No. 44 during 2000 without a material effect on its results of operations.

ITEM 7.   FINANCIAL STATEMENTS


                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS

MERGE TECHNOLOGIES INCORPORATED:

     We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries (Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that the Company plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

/s/ KPMG LLP

Chicago, Illinois

March 1, 2001, except as to the last sentence of the first paragraph of Note 3(a), which is as of March 28, 2001.

                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                                    DECEMBER 31,
                                                         -------------------------------
                                                             1999               2000
                                                         ------------       ------------
Current assets:

Cash and cash equivalents                                $  2,044,035       $    811,910
Accounts receivable, net of allowance for
  doubtful accounts of $83,603 and $62,349 at
  December 31, 1999 and December 31, 2000, respectively     3,085,962          2,049,070
Inventory                                                   1,509,060          1,159,115
Prepaid expenses                                              173,460            140,045
Taxes recoverable                                             385,495            327,657
Other current assets                                              ---              2,857
                                                         ------------       ------------
Total current assets                                        7,198,012          4,490,654
                                                         ------------       ------------
Property and equipment:
Computer equipment                                          2,698,889          3,184,699
Office equipment                                              393,673            410,640
                                                         ------------       ------------
                                                            3,092,562          3,595,339
Less accumulated depreciation                               1,588,943          2,419,194
                                                         ------------       ------------
Net property and equipment                                  1,503,619          1,176,145
Purchased and developed software, net of
  accumulated amortization of $3,953,422 and
  $4,271,898 at December 31, 1999 and
  December 31, 2000 respectively                            3,577,674          3,216,861
Goodwill, net of accumulated amortization of
  $42,426 and $110,193 at
  December 31,1999 and 2000, respectively                     429,469            377,926
Other intangibles, net of accumulated
  amortization of $241,066 and $319,346 at
  December 31,1999 and December 31, 2000, respectively        304,132             53,578
Other                                                         215,963            210,396
                                                         ------------       ------------
Total assets                                             $ 13,228,869       $  9,525,560
                                                         ============       ============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                         $  2,101,101       $  1,974,641
Line of credit                                                    ---          1,350,000
Current portion of obligations under capital leases            15,050             27,371
Customer deposits                                             204,496            213,663
Accrued wages                                                 402,883            453,992
Other accrued liabilities                                     151,304            209,389
                                                         ------------       ------------
Total current liabilities                                   2,874,834          4,229,056
                                                         ------------       ------------
Notes payable                                                 141,876            149,127
Put options related to exchangeable common stock            1,223,670          1,363,950
Obligations under capital leases, excluding
  current portion                                              24,250             30,547
                                                         ------------       ------------
Total liabilities                                           4,264,630          5,772,680
                                                         ------------       ------------
Shareholders' equity:

Preferred stock, $0.01 par value: 4,000,000 shares
  authorized; one share issued and outstanding                    ---                ---

Series A preferred stock, $0.01 par value:
  1,000,000 shares authorized, no shares issued,
  613,236 shares subscribed                                       ---            467,316

Common stock, $0.01 par value: 30,000,000 shares
  authorized; 5,781,389 and 5,805,170 shares
  issued and outstanding at December 31, 1999 and
  December 31, 2000, respectively                              57,814             58,052
Common stock subscribed; 189,760 shares                           ---            152,750
Additional paid-in capital                                 14,333,392         14,373,798
Common stock subscription receivable                              ---            (50,000)
Accumulated deficit                                        (5,487,419)       (11,194,813)
Other comprehensive income - cumulative
  translation adjustment                                       60,452            (54,223)
                                                         ------------       ------------
Total shareholders' equity                                  8,964,239          3,752,880
                                                         ------------       ------------
Total liabilities and shareholders' equity               $ 13,228,869       $  9,525,560
                                                         ============       ============

          See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000


                                                  YEARS ENDED DECEMBER 31,
                                           ----------------------------------------
                                               1998          1999           2000
                                           -----------   ----------     -----------
Net sales                                  $ 9,669,172   $13,300,220    $12,612,575
Cost of goods sold:
 Purchased components                        2,602,867     3,234,874      4,051,890
 Amortization of purchased and
   developed software                          816,358     1,274,827      1,226,618
                                           -----------   -----------    -----------
Total cost of goods sold                     3,419,225     4,509,701      5,278,508
                                           -----------   -----------    -----------
Gross profit                                 6,249,947     8,790,519      7,334,067
                                           -----------   -----------    -----------

Operating costs and expenses:
 Sales and marketing                         3,960,546     5,002,321      5,378,704
 Product research and development            1,830,560     2,108,216      2,298,199
 General and administrative                  2,157,632     2,146,946      2,917,519
 Depreciation and amortization                 420,850       651,185        859,805
 Restructuring and related items                ------        ------        254,970
 Acquired in-process R&D and
   software write-off                           ------     1,641,063      1,129,871
                                           -----------   -----------    -----------
Total operating costs and expenses           8,369,588    11,549,731     12,839,068
                                           -----------   -----------    -----------
Operating income (loss)                     (2,119,641)   (2,759,212)    (5,505,001)
                                           -----------   -----------    -----------
Other income (expense):
 Interest expense                              (40,718)      (26,998)       (73,670)
 Interest income                               262,486       123,214         23,617
 Other, net                                     21,876       (62,608)       (89,061)
                                           -----------   -----------    -----------
Total other income (expense)                   243,644        33,608       (139,114)
                                           -----------   -----------    -----------
Loss before income taxes                    (1,875,997)   (2,725,604)    (5,644,115)
Income taxes                                    43,973       173,217         63,279
                                           -----------   -----------    -----------
Net loss                                    (1,919,970)   (2,898,821)    (5,707,394)
Accretion of put options                        ------        35,000        140,280
Loss applicable to common shareholders      (1,919,970)   (2,933,893)    (5,847,674)
                                           ===========   ===========    ===========
Basic and diluted loss per share           $     (0.34)  $     (0.51)         (1.01)
                                           ===========   ===========    ===========
Shares used to compute basic and diluted
  loss per share                             5,608,255     5,778,225      5,792,945
                                           ===========   ===========    ===========

          See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1998, 1999 and 2000


                                                                Series A
                                        Preferred Stock       Preferred Stock                        Common Stock
                                       -----------------   ---------------------   ------------------------------------------------
                                      Shares    Subscribed   Shares    Subscribed    Shares     Subscribed   Shares        Issued
                                    subscribed    amount   subscribed   amount     subscribed     amount     issued        amount
                                    ----------  ---------- ----------  ----------  ----------   ----------  ---------    ----------
Balance at December 31, 1997           ------   $  ------    ------   $   ------     ------   $  -------   3,908,063    $   39,081
                                    ---------   ---------  --------   ---------    --------   ----------  ----------    ----------
Exercise of stock options              ------      ------    ------       ------     ------       ------       1,016            10
Sale of common stock                   ------      ------    ------       ------     ------       ------   2,185,000        21,850
Exercise of call option                ------      ------    ------       ------     ------       ------    (424,757)       (4,248)
Payment of warrant termination
fee                                    ------      ------    ------       ------     ------       ------      ------        ------
Exercise of stock warrant              ------      ------    ------       ------     ------       ------     108,942         1,089
IPO related fees                       ------      ------    ------       ------     ------       ------      ------        ------
Adjustment to put value                ------      ------    ------       ------     ------       ------      ------        ------
Payout of fractional shares            ------      ------    ------       ------     ------       ------         (48)       ------
Payment for stock warrant              ------      ------    ------       ------     ------       ------      ------        ------
Net loss                               ------      ------    ------       ------     ------       ------      ------        ------
Foreign currency translation
adjustment                             ------      ------    ------       ------     ------       ------      ------        ------
                                    ---------   ---------  --------   ---------    --------   ----------  ----------    ----------
Balance at December 31, 1998           ------      ------    ------   $   ------     ------   $   ------   5,778,216    $   57,782
                                    ---------   ---------  --------   ----------   --------   ----------  ----------    ----------
Adjustments to fractional
shares                                 ------      ------    ------       ------     ------       ------      ------        ------
Issuance of preferred shares                1      ------    ------       ------     ------       ------      ------        ------
Issuance of exchangeable share
rights                                 ------      ------    ------       ------     ------       ------      ------        ------
Exchange of share rights into
common stock                           ------      ------    ------       ------     ------       ------       3,173            32
Accretion of put value                 ------                ------       ------     ------       ------      ------       -------
Net loss                               ------      ------    ------       ------     ------       ------      ------        ------
Foreign currency translation
adjustment                             ------      ------    ------       ------     ------       ------      ------        ------
                                    ---------   ---------  --------   ---------    --------   ----------  ----------    ----------
Balance at December 31, 1999                1      ------    ------   $   ------     ------   $   ------   5,781,389    $   57,814
                                    ---------   ---------  --------   ----------   --------   ----------  ----------    ----------
Accretion of put value                 ------      ------    ------       ------     ------       ------       -----         -----
Issuance of options for                ------      ------    ------       ------     ------       ------      ------        ------
services
Exercise of stock options              ------      ------    ------       ------     ------       ------      12,011           120
Exchange of share rights into
 common stock                          ------      ------    ------       ------     ------       ------         952            10
Shares to be issued for
services rendered                      ------      ------    ------       ------     23,549       36,667      ------        ------
Stock purchased under ESPP             ------      ------    ------       ------     20,861       16,082      10,818           108
Common stock subscriptions             ------      ------    ------       ------    145,350      100,001      ------        ------
Series A preferred stock
subscriptions                          ------      ------   613,236      467,316     ------       ------      ------        ------
Issuance of common stock               ------      ------    ------       ------     ------       ------      ------        ------
warrants
Net loss                               ------      ------    ------       ------     ------       ------      ------        ------
Foreign currency translation
adjustment                             ------      ------    ------       ------     ------       ------      ------        ------
                                    ---------   ---------  --------   ----------   --------   ----------  ----------    ----------
Balance at December 31, 2000                1   $  ------   613,236   $ 467, 316    189,760   $  152,750   5,805,170    $   58,052
                                    =========   =========  ========   ==========   ========   ==========  ==========    ==========
                                    Common
                                    Stock
                                 -----------
                                   Additional       Stock                          Cumulative         Total
                                    paid-in      subscription      Accumulated    translation     shareholders'
                                    capital       receivable         deficit       adjustment        equity
                                 ------------    -------------   -------------   ------------    --------------
Balance at December 31, 1997     $  2,732,631          ------    $   (668,628)   $     57,059    $  2,160,143
                                 ------------    ------------    ------------    ------------    ------------
Exercise of stock options               1,490          ------          ------          ------           1,500
Sale of common stock               13,088,150          ------          ------          ------      13,110,000
Exercise of call option              (802,344)         ------          ------          ------        (806,592)
Payment of warrant termination         21,788          ------          ------          ------          21,788
fee
Exercise of stock warrant              (1,089)         ------          ------          ------          ------
IPO related fees                   (2,181,121)         ------          ------          ------      (2,181,121)
Adjustment to put value             1,072,003          ------          ------          ------       1,072,003
Payout of fractional shares              (291)         ------          ------          ------            (291)
Payment for stock warrant                 215          ------          ------          ------             215
Net loss                               ------          ------      (1,919,970)         ------      (1,919,970)
Foreign currency translation           ------          ------          ------         (35,087)        (35,087)
adjustment
                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998     $ 13,931,432    $     ------    $ (2,588,598)   $     21,972    $ 11,422,588
                                 ------------    ------------    ------------    ------------    ------------
Adjustments to fractional
shares                                  4,044          ------          ------          ------           4,044
Issuance of preferred shares           ------          ------          ------          ------          ------
Issuance of exchangeable share
rights                                433,020          ------          ------          ------         433,020
Exchange of share rights into
common stock                              (32)         ------          ------          ------          ------
Accretion of put value                (35,072)         ------                          ------         (35,072)
Net loss                               ------          ------      (2,898,821)         ------      (2,898,821)
Foreign currency translation           ------          ------          ------          38,480          38,480
adjustment
                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1999     $ 14,333,392       $  ------    $ (5,487,419)   $     60,452    $  8,964,239
                                 ------------    ------------    ------------    ------------    ------------
Accretion of put value               (140,280)         ------          ------          ------        (140,280)
Issuance of options for                49,875          ------          ------          ------          49,875
services
Exercise of stock options                 706          ------          ------          ------             826
Exchange of share rights into
 common stock                             (10)         ------          ------          ------          ------
Shares to be issued for                ------          ------          ------          ------          36,667
services rendered
Stock purchased under ESPP             15,121          ------          ------          ------          31,311
Common stock subscriptions             ------         (50,000)         ------          ------          50,001
Series A preferred stock               ------          ------          ------          ------         467,316
subscriptions
Issuance of common stock              114,994          ------          ------          ------         114,994
warrants
Net loss                               ------          ------      (5,707,394)          -----      (5,707,394)
Foreign currency translation            -----          ------          ------        (114,675)       (114,675)
adjustment
                                 ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2000     $ 14,373,798    $    (50,000)   $(11,194,813)   $    (54,223)   $  3,752,880
                                 ============    ============    ============    ============    ============

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          --------------------------------------
                                                                             1998          1999         2000
                                                                          -----------   -----------  -----------
Cash flows from operating activities:
Net loss                                                                  $(1,919,970)  $(2,898,821) $(5,707,394)

Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
Depreciation and amortization                                               1,178,193     1,541,568    2,086,423
Amortization of discount on note acquired in merger                            ------         3,700       12,400
Provision for doubtful accounts receivable                                    169,166        16,256      (13,055)
Impairment of other intangibles                                                ------        ------      142,399
Issuance of options and stock for services rendered                            ------        ------      143,852
Acquired in-process technology and software write-off                          ------     1,641,063    1,129,871
Change in assets and liabilities, net of acquisition:
Accounts receivable                                                          (123,693)   (1,324,874)   1,049,947
Inventory                                                                    (772,667)      442,100      349,945
Prepaid and other expenses                                                   (338,347)      (50,311)    (336,018)
Accounts payable                                                             (808,806)      920,304     (142,685)
Accrued expenses                                                              121,390        (6,938)      36,868
Customer deposits                                                             110,412        54,904        9,167
Other                                                                        (121,082)     (146,979)     (25,770)
                                                                          -----------   -----------  -----------
Net cash provided by (used in) operating activities                       (2,505,404)       191,972   (1,264,050)
                                                                          -----------   -----------  -----------
Cash flows from investing activities:
Purchases of property and equipment                                          (850,262)     (525,340)    (383,092)
Development of software                                                    (1,549,133)   (1,301,830)  (1,584,607)
Purchase of license agreement                                                 (16,388)      -------       ------
                                                                          -----------   -----------  -----------
Net cash used in investing activities                                      (2,415,783)   (1,827,170)  (1,967,699)
                                                                          -----------   -----------  -----------

Cash flows from financing activities:
Repayment of loan agreement with Sirrom                                    (2,000,000)       ------       ------
Proceeds from line of credit                                                   ------        ------    1,350,000
Repayment of notes acquired from Interpra                                      ------       (37,653)      ------
Issuance of common stock, net of expenses                                  11,213,656        ------       ------
Proceeds from sale of common stock                                             ------        ------       50,001
Proceeds from sale of Series A preferred stock                                 ------        ------      525,000
Proceeds from stock purchased under ESPP                                       ------        ------       31,311
Proceeds from exercise of stock options                                         1,715        ------          826
Payment for call of common stock                                             (806,592)       ------       ------
Payment of warrant termination fee                                           (196,096)       ------       ------
Principal payments under capital leases                                       (55,316)      (15,909)     (20,779)
                                                                          -----------   -----------  -----------
Net cash provided by (used in) financing activities                         8,157,367       (53,562)   1,936,359
                                                                          -----------   -----------  -----------
Effect of exchange rate changes on cash                                        (4,572)       72,916       63,265
Net increase (decrease) in cash and cash equivalents                        3,231,608    (1,615,844)  (1,232,125)
Cash and cash equivalents, beginning of period                                428,271     3,659,879    2,044,035
                                                                          -----------   -----------  -----------
Cash and cash equivalents, end of period                                  $ 3,659,879   $ 2,044,035  $   811,910
                                                                          ===========   ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes                                                $    ------   $    14,657  $    17,944
Cash paid for interest                                                         61,088        24,839       52,269
NON CASH FINANCING AND INVESTING ACTIVITIES:
Property and equipment acquired through capital leases                          4,889        24,508       39,396
Accretion of put options related to common stock and stock warrants            ------        35,072      140,280

          See accompanying notes to consolidated financial statements

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                YEARS ENDED DECEMBER 31,
                                                ------------------------

                                          1998           1999         2000
                                       -----------   ------------  ----------

Net loss                               $(1,919,970)  $ (2,898,821) (5,707,394)


Other comprehensive income (loss) -
     cumulative translation adjustment     (35,087)        38,480    (114,675)
                                       -----------   ------------  ----------

Comprehensive net loss                 $(1,955,057)  $ (2,860,341) (5,822,069)
                                       ===========   ============  ==========

           See accompanying notes to consolidated financial statements


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)           Nature of Operations

     Merge Technologies Incorporated and its wholly owned subsidiaries design, manufacture, market, and support hardware and software products used in networks for the storage, management and distribution of medical imaging data. The Company's products connect diverse medical equipment and systems, providing increases in efficiency and productivity for hospitals and clinics. The Company sells its products in the U.S. as well as internationally.

(b)           Principles of Consolidation

     The consolidated financial statements include the financial statements of Merge Technologies Incorporated and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

     Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of the Company's major classes of property and equipment are: for computer equipment five years for assets placed in service prior to December 31, 1997 and three years for assets acquired after December 31, 1997; and seven years for office equipment. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the estimated useful life of the asset.

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

(g)           Fair Value of Financial Instruments and Long-Lived Assets

     The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, accounts payable and certain accrued expenses. The carrying amounts approximate fair value because of the short maturity of these instruments.

     On January 1, 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 2000 are recoverable in future periods.

(h)           Goodwill and Other Intangibles

     Other intangibles represent the excess of purchase price over fair value of net assets acquired and the customer list acquired through the acquisition of Signal Stream Technologies, Inc. and is amortized on a straight-line basis over ten years, the expected period to be benefited. Also included, is the excess of purchase price over fair value of net assets acquired, the assembled workforce acquired through the merger with Interpra all of which are amortized on a straight-line basis over seven years.

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

(i)           Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The Company files a consolidated federal income tax return with its U.S. subsidiary.

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

(k)           Revenue Recognition

     The Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenues from computer hardware and computer software packages are recognized upon shipment. Revenues from software usage licensing,fees and software maintenance and service contracts are deferred and recognized ratably over the contract period, which is generally one year. Revenue from product sales is recognized upon shipment. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.

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

(m)           Loss Per Share

     Basic earnings per share is based on the weighted average number of common shares outstanding and excludes the dilutive effect of unexercised dilutive potential common shares. Diluted earnings per share is based on the weighted average number of common shares outstanding and includes the dilutive effect of unexercised potential common shares. Because the Company reported a net loss for the years ended December 31, 1998, 1999 and 2000, per share amounts have been presented under the basic method only.

     Had the Company reported net earnings for the years ended December 31, 1998, 1999 and 2000, the weighted average number of shares outstanding would have potentially been diluted by the following common equivalent securities (not assuming the effects of applying the treasury stock method to outstanding stock options):

                                         1998          1999           2000
                                      ---------     ---------      ---------
Stock options                           968,806     1,409,326      1,806,663

Exchangeable shares                         ---       416,827        415,875

Warrants                                190,000       190,000        596,618
                                      ---------     ---------      ---------
                                      1,158,806     2,016,153      2,819,156
                                      =========     =========      =========


     Additionally, the net loss applicable to common stockholders for 2000 is increased by adding the accretion of the put option of $140,280 related to the exchangeable shares issued in the merger with Interpra.

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

(2) ACQUISITIONS

     On September 3, 1999, the Company acquired 100% of the voting stock of Interpra Medical Imaging Network, Ltd. of Canada. In consideration, the Company issued 420,000 exchangeable share rights. Each holder of Interpra shares has the right, at any time within five years of the acquisition date, to exchange their shares for the Company's shares. At the end of the five-year period, any shares not exchanged will automatically be exchanged into the Company's shares. Each holder of exchangeable share rights has also received a put option, which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

     The acquisition of Interpra was accounted for under the purchase method of accounting and accordingly, the assets have been recorded at their estimated fair values at the date of acquisition. Acquired technology related to this transaction was $140,000 and is being amortized over a period of five years. Goodwill and other intangibles related to this transaction was $412,500, of which $237,500 is attributable to an acquired customer base and assembled workforce, and is being amortized over a period of seven years. The Company also recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility at the date of the acquisition and write-down of $441,000 of software capitalized by the Company that was replaced by technologies acquired.

     In December 2000, the Company recorded a charge of $142,399 for impairment of the acquired customer base and write down the value of the assembled workforce of Interpra to reflect the value which is recoverable in future periods.

     The pro forma unaudited results of operations had the acquisition occurred at the beginning of 1998 is as follows:

                                            YEAR ENDED             YEAR ENDED
                                            DECEMBER 31,          DECEMBER 31,
                                               1998                   1999
                                           -----------------------------------
                                              (in thousands, except for per
                                                        share data)

Net sales                                  $   9,773               $  13,313
Net loss                                      (2,331)                 (3,728)
Basic loss per share                       $   (0.38)              $   (0.65)

(3)  INDEBTEDNESS

(a)           Line of Credit

     In May 2000, the Company entered into a $3,000,000 revolving credit agreement with a bank. The loan bears interest at the bank's prime rate, and is collateralized by assets of the company. Availability under the revolving credit agreement is subject to a borrowing base consisting of 25% of inventory, 70% of qualified domestic accounts receivable and 60% of qualified foreign accounts receivable. As of December 31, 2000, the calculated borrowing base was $1,706,000 and $1,350,000 had been borrowed and was outstanding. The revolving credit agreement is subject to renewal at January 2, 2002.

     The Company incurred interest expense on the bank debt in 2000 of $43,000.

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

     In connection with the Loan Agreement, the Company issued stock purchase warrants expiring in July 2002, granting Sirrom the right to purchase 145,256 shares of its common stock at $0.001 per share. Additional warrants would be issued as follows if the principal were outstanding on the specified dates: June 2000 -- 58,498; June 2001 -- 60,056; and June 2002 -- 61,667.

     The stock purchase warrants were subject to a put option whereby Sirrom could sell the warrants to the Company in the 30-day period prior to the expiration date of the warrants. The put option price was equal to the fair market value of the common stock issuable under the warrants.

     The Company assigned a value of $871,538 to the warrants issued, which is reflected as a debt discount and put warrant liability, based on the value of the common stock on the date of the transaction. The debt discount was fully amortized to interest expense during 1997. In February 1998, Sirrom exercised 108,942 warrants and the remaining 36,314 warrants were terminated upon payment of $196,096 by the Company.

     Proceeds from the Loan Agreement were used to fully pay the principal and interest outstanding on the note payable to bank (note 4 (a)), and were also available to repurchase certain outstanding shares of the Company's common stock, and provide additional working capital for sales, marketing, and product development expenditures.

     The note payable and related interest were paid in full in February 1998, with proceeds from the Company's initial public offering.

     Interest expense in connection with the Sirrom Loan Agreement was $24,000 in 1998.

(c)           Note Payable to Investor

     In September 1999 the Company assumed a $300,000 Canadian dollar five-year non-interest bearing note carried on the books of Interpra. The total note in United States dollars converted at December 31, 2000 rate of 1.4988 is approximately $200,000. The note was discounted to reflect the current interest rate of 8% at the time the note was assumed. The note is being amortized over a five-year period. The Company recognized interest expense related to this note of approximately $3,700 and $12,400 in 1999 and 2000, respectively.

(4)  EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution retirement plan (401(k)) covering employees who meet the minimum service requirements and have elected to participate. Company contributions, which are at the discretion of the Board of Directors, totaled $73,600, $67,400 and $77,700 for the years ended December 31, 1998, 1999 and 2000, respectively.


(5)  INCOME TAXES

     The provision for income tax consists of the following for the years ended December 31, 1998, 1999 and 2000.

PROVISION SUMMARY:

                                        1998             1999           2000
                                      --------         --------       --------
Current:

Federal                               $ 28,000         $    ---       $    ---

State                                   16,000           16,000          2,000

Foreign                                    ---          157,000         61,000
                                      --------         --------       --------
     Total Current                      44,000          173,000         63,000


Deferred:

Federal                                    ---              ---            ---

State                                      ---              ---            ---
                                      --------         --------       --------
     Total Deferred                        ---              ---            ---


     TOTAL PROVISION                  $ 44,000         $173,000       $ 63,000
                                      ========         ========       ========

     Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 34% to loss before income taxes and extraordinary item) as a result of the following:

                                                YEARS ENDED DECEMBER 31,
                                          -----------------------------------
                                             1998        1999        2000
                                          ---------   ---------   -----------
Expected tax expense (benefit)            $(638,000)  $(927,000)  $(1,919,000)

Total Increase (decrease) in income
     taxes resulting from:

Nondeductible amortization and acquired
     in-process technology                   ------     419,000       109,000

Change in the beginning of the year
     balance of the valuation allowance
     for federal deferred tax assets
     allocated to income tax expense        767,000     612,000     1,815,000

Research and experimentation credit        (132,000)   (123,000)     (122,000)

Nondeductible financing costs                 8,000      ------        ------

Nondeductible acquisition costs              ------      60,000        ------

Nondeductible expenses                        5,000     109,000       300,000

Foreign tax credits                          ------    (157,000)       ------

State and local income taxes, net of
     federal income tax benefits             10,000      11,000         1,000

Foreign withholding taxes                    ------     157,000        61,000

Other                                        24,000      12,000      (182,000)
                                          ---------   ---------   -----------

Actual tax expense                        $  44,000   $ 173,000   $    63,000
                                          =========   =========   ===========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 19998 and 1999 2000 are presented below:


                                                           DECEMBER 31,
                                                        1999         2000
                                                    -----------  -------------
Deferred tax assets:

Accounts receivable, principally due to
     allowance for doubtful accounts                $    46,000  $      27,000

Accrued wages                                           113,000        182,000

Research and experimentation credit carryforward      1,316,000      1,693,000

Other credit carryforwards                              230,000        291,000

Net operating loss carryforwards                      1,404,000      2,673,000

Foreign net operating loss carryforwards                596,000      1,031,000

Other                                                    45,000        227,000
                                                    -----------  -------------
Total gross deferred tax assets                       3,750,000      6,124,000

Less valuation allowance                             (2,258,000)    (4,562,000)
                                                    -----------  -------------

Net deferred tax asset                                1,492,000      1,562,000
                                                    -----------  -------------

Deferred tax liabilities:

Property and equipment, principally due to
     differences in depreciation                       (101,000)      (141,000)

Software development costs                           (1,359,000)    (1,409,000)

Intellectual property                                   (18,000)        ------

Customer list                                           (14,000)       (12,000)
                                                    -----------  -------------
Total gross deferred liabilities                     (1,492,000)    (1,562,000)
                                                    ===========  =============
Net deferred taxes                                  $    ------  $      ------
                                                    ===========  =============

     The net change in the total valuation allowance for the years ended December 31, 1998, 1999 and 2000 was an increase of $770,000, $1,465,000, and
$2,304,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances.

     At December 31, 2000, the Company had federal net operating loss carryforwards and research credit carryforwards approximating $6,893,000 and $1,102,000, respectively, state net operating loss carryforwards and research credit carryforwards of $6,243,000 and $591,000, respectively, and foreign Federal and provincial net operating losses of $651,000 and $380,000, respectively. These losses and credits are available to offset future taxable income and tax, if any. The Federal amounts expire in varying amounts beginning in 2009 and 2006, respectively, and continuing through 2020. The state net operating losses and research credits expire in varying amounts beginning in 2012 and continuing through 2015. A portion of the income tax loss carryforwards and credits are subject to certain limitations, which could impair the Company's ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in the Company's ownership should occur, there could be an additional annual limitation on the amount of the carryforwards that could be utilized.


(6) LEASES

     The Company is obligated under various capital leases for computer equipment that expire at various dates during the next three years. The gross amount of computer equipment under capitalized leases and related depreciation in the following periods was: at December 31, 1998, $72,500 and accumulated depreciation $32,500; at December 31, 1999 equipment $59,000 and accumulated depreciation $21,300; and at December 31, 2000 equipment $63,900 and accumulated depreciation $18,800.

     The Company has a noncancelable operating lease for its main office facility. The lease was for an eight-year term expiring in August 2004. In June of 2000, the Company renegotiated the lease for an additional ten months to expire June 2005. The new lease includes additional square footage to be used for expansion. Total rent expense associated with this lease for the years ended December 31, 1998, 1999 and 2000 was approximately $199,000, $215,000 and
$247,000, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payment as of December 31, 2000, are:

                                                     OPERATING      CAPITAL
                                                    -----------    ----------

2001                                                $   385,428    $   40,745

2002                                                    416,331        26,595

2003                                                    443,979         6,042

2004                                                    443,724        ------

2005 and thereafter                                     226,930        ------
                                                    -----------    ----------
Total minimum lease payments                        $ 1,913,392    $   73,382
                                                    ===========    ----------

Less amount representing interest                                      15,465
                                                                   ----------
Present value of net minimum capital lease payments                    57,917

Less current installments of obligations under
     capital leases                                                    27,371
                                                                   ----------

Obligations under capital leases, excluding current
     installments                                                  $   30,546
                                                                   ==========
(7) SHAREHOLDERS' EQUITY

(a)           Common Stock

     In June 1998, the Company's shareholders voted to amend the Company's Articles to increase the number of authorized shares of common stock of the Company from 10,000,000 to 30,000,000.

(b)           Preferred Stock

     In September 1999, the Company issued one share of Preferred Stock to its transfer agent, which serves as a trustee in voting matters on behalf of the shareholders of the Company's Canadian subsidiary.

(c)           Series A Preferred Stock

     In November 2000, the Company amended its Articles to designate 1,000,000 shares of its authorized preferred shares as Series A Preferred Stock. The Series A Preferred Stock is subject to an 8% cumulative cash dividend and have preference rights in the event of a liquidation. Each share of Series A Preferred Stock may be converted into one share of the Company's Common Stock at any time. The Company may demand conversion of the Series A Preferred Stock to shares of Common Stock when the closing bid price of its Common Stock is at least $4.00 for 30 consecutive trading days and the registration of the underlying shares of Common Stock has been declared effective by the Securities and Exchange Commission.

     In December 2000, the Company received subscriptions from two individuals for a total of $525,000 in consideration for 613,236 shares of Series A Preferred Stock. In conjunction with the sale of the Series A Preferred Stock, the Company also issued warrants to purchase 306,618 shares of Common Stock as consideration. (See Note 7(f). The warrants are immediately exercisable for shares of the Company's Common Stock at a price of $1.00 per share and have a term of three years. The Company may demand exercise of the warrants within 30 days after notice when the closing bid price of its Common Stock is at least $4.00 for 30 consecutive trading days and the registration of the underlying shares of Common Stock has been declared effective by the Securities and Exchange Commission

(d)  Stock Redemption Agreement

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

     As of December 31, 1995 there were 616,674 shares of former Class B stock and 60,536 former Class B options outstanding which were subject to call and put rights. Each of the holders of former Class B stock and Class B options also held subordinated notes. In April 1996, the number of shares and options subject to the call and put options was reduced to 424,757 and 13,253, respectively, as a provision of the conversion of the subordinated notes into common shares. In April 1997, the 13,253 options subject to the call and put expired. In February 1998, the Company exercised its call option with respect to the 424,757 shares for a price of $1.90 a share.

     In February 1998, put options held by Alpha Capital Venture Partners and Sirrom Capital expired. The Company recorded the expiration of the put options by reversing the put option liability and adjusting additional paid-in capital in the amount of $1,072,003.

(e)  Initial Public Offering

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

(f)  Stock Option Plan

     The Company maintains a stock option plan for employees of Merge Technologies Incorporated which provides for the granting of a maximum of 2,015,826 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of the options vested 25% immediately with the remaining vesting over a three-year period. The options granted under this plan expire six years from the date of grant.

     In 1998, the Company established a stock option plan for nonemployee directors of Merge Technologies Incorporated which provided for the granting of a maximum of 100,000 options to purchase Common Stock. In May 2000, shareholders of the Company voted to increase the number of shares of Common Stock subject to the director stock option plan to 300,000. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of options granted under this plan vest as to one third of such shares on each of the first, second and third anniversaries of the date of issuance. The options granted under this plan expire ten years and one day from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                   Expected
                    Option
   Year of           Life         Expected        Dividend          Risk-free
    Grant         (in years)     Volatility        Yield          Interest Rate
----------        ----------     ----------      ---------        -------------
    1998              10             45%             0%               4.64%

    1999            6 - 10           50%             0%           5.83% - 6.49%

    2000            6 - 10        50% - 70%          0%           5.73% - 6.50%


     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                 1998           1999           2000
                                             -----------    -----------    -----------
Net loss applicable to common shareholders

As reported                                  $(1,919,970)   $(2,898,821)   $(5,707,394)

Pro forma                                     (2,092,741)    (3,201,964)    (6,077,570)

Basic and diluted net loss per share

As reported                                  $     (0.34)   $     (0.51)   $     (1.01)

Pro forma                                          (0.37)         (0.55)         (1.05)


     Pro forma net loss applicable to common shareholders reflects only options granted in 1998 1999 and 2000. Therefore the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss applicable to common shareholders' amounts presented above because compensation cost is reflected over the options' vesting period of three years and compensation cost for options granted prior to January 1, 1995 is not considered. A summary of stock options is as follows:

                                                                                    WEIGHTED
                                                                                     AVERAGE
                                                                      WEIGHTED     FAIR VALUE
                                                                       AVERAGE         OF
                                                                      EXERCISE       OPTIONS
                                                    NUMBER              PRICE        GRANTED
                                                 -----------         ----------    ----------
Options outstanding, December 31, 1997             958,100           $   2.67

Options granted                                     60,000               6.00          3.77

Options exercised                                   (1,016)              1.48

Options forfeited                                  (48,278)              4.16
                                                 ---------           --------

Options outstanding, December 31, 1998             968,806           $   2.80

Options granted                                    493,000               1.25          0.69

Options forfeited                                  (52,480)              4.08
                                                 ---------           --------

Options outstanding, December 31, 1999           1,409,326           $   2.21

Options granted                                    589,028               1.78          1.02

Options exercised                                  (23,867)              1.48

Options forfeited                                 (167,824)              1.88
                                                 ---------           --------

Options outstanding, December 31, 2000           1,806,663           $   2.09
                                                 ---------           --------
Options exercisable, December 31, 2000             989,949           $   2.26
                                                 =========           ========

The following table summarizes information about stock options outstanding at December 31, 2000:


                                 OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
          ----------------------------------------------------------------          ------------------------------
                                                  WEIGHTED
            RANGE                                 AVERAGE         WEIGHTED                                WEIGHTED
             OF              NUMBER               REMAINING       AVERAGE             NUMBER              AVERAGE
          EXERCISE             OF                CONTRACTUAL      EXERCISE              OF                EXERCISE
           PRICES            SHARES                 LIFE           PRICE              SHARES                PRICE
          ---------         -------               ----------      ---------           -------             ---------
           $1.48            605,596                 1.72          $   1.48            605,596             $   1.48


            6.00            224,039                 3.25              6.00            180,415                 6.00


            1.47            180,750                 4.50              1.47             98,500                 1.47


            1.03            152,500                 5.00              1.03             82,500                 1.03


            1.06             52,250                 3.77              1.06             14,938                 1.06


            2.19              2,500                 8.90              2.19              2,500                 2.19


            2.75             42,500                 6.72              2.75              2,500                 2.75


            2.13             22,500                 9.10              2.13                 --                   --


            2.00            362,278                 5.67              2.00                 --                   --


            1.00            161,750                 5.80              1.00              3,000                 1.00
                          ---------               -------         ---------           -------             --------


                          1,806,663                 3.90          $   2.09            989,949             $   2.26
                          =========               =======         =========           =======             ========

(g)  Stock Purchase Plan

     In July 2000, the Company instituted an employee stock purchase plan which allows employees to purchase stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deduction.

     In 2000, employees contributed $31,311 to purchase of the shares of the Company's Common Stock under the employee stock purchase plan.

(h)  Warrants

     In January 1998, at the completion of the initial public offering and as part of the underwriting agreement with H.C. Wainwright, the Company issued warrants to purchase 190,000 shares of Common Stock with an exercise price of $7.80 per share. The warrants expire in January 2003.

     In October 2000, the Company issued to one person warrants to purchase 100,000 shares of Common Stock at $1.156 per share in connection with a financial advisory agreement. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of 5 years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 5.66%. The warrants will expire in October 2005. The grant-date fair value of options calculated using the Black-Scholes model was $0.57 per warrant.

     In December 2000, in conjunction with the sale of Series A Preferred Stock, the Company issued warrants to purchase 306,618 shares of Common Stock at $1.00 per share (Note 8(c)). The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of 3 years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 5.04% and 5.11%. The warrants will expire in December 2003. The grant-date fair value of options calculated using the Black Scholes model was $0.18 per warrant.

(i)  Exchangeable Shares

     As part of the acquisition with Interpra, the Company issued 420,000 exchangeable shares for 100% of Interpra's voting stock (Note 2).

(8)  GEOGRAPHIC, BUSINESS AND CREDIT CONCENTRATION

     Foreign sales, denominated in U.S. dollars, accounted for approximately 36%, 39%, and 41% of the Company's net sales for the years ended December 31, 1998, 1999, and 2000, respectively. Sales in foreign currency represented 7% of the Company's net sales for the year ended December 31, 1999. For the year ended December 31, 2000, sales in foreign currency represented 4% of the Company's net sales.

     In March 1996, the Company established a sales office in Nuenen, The Netherlands. Revenues are attributed to countries based on the originating office of the related orders. Revenues for The Netherlands sales office were approximately $2,700,000, $3,800,000 and $4,139,000 in the years ended December 31, 1998, 1999 and 2000, respectively. The value of long-lived assets in service at the Nuenen sales office was not material in 1999 and 2000.

     In October 2000, the Company established a sales office in Tokyo, Japan. Orders from customers in Japan are processed in the U.S. and the related revenues are attributed to the U.S. financial statements. The value of long-lived assets in service at the Tokyo office was not material in 1999 and 2000.

     The Company had one distributor that accounted for 17% and two distributors and one customer that each accounted for 11% of consolidated net sales for the year ended December 31, 1999. For the year ended December 31, 2000 the company had one distributor that accounted for 14% and one distributor and one customer that accounted for 12% each of consolidated net sales. Accounts Receivable from two distributors and one customer accounted for 19%, 10%, and 19% respectively, of outstanding consolidated accounts receivable at December 31, 1999. For the year ended December 31, 2000, accounts receivable from two distributors and two customers accounted for 14%, 13%, 13%, and 12%, respectively, of outstanding consolidated accounts receivable.

(9)  CONSULTING AGREEMENT

     In January 2000, the Company entered into a one-year consulting agreement with two of its directors. In consideration for their services the Company issued options totaling to purchase 30,000 shares of common stock options, 22,500 of which have an exercise price of $2.125 per share and 7,500 of which have an exercise price of $2.75 per share. One of the directors also received a monthly fee of $2,500 for 12 months.


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to the information set forth under the caption "Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8K

                                  EXHIBIT INDEX


     3.1 Articles of Incorporation of Registrant (2), Articles of Amendment as of June 16, 1998 (3), Articles of Amendment as of September 1, 1999
          (6), and Articles of Amendment as of November 29, 2000.

     3.2  Amended and Restated By-Laws of Registrant as of February 3, 1998 (1)

    10.2 Employment Agreement entered into as of September 1, 2000 between Registrant and Richard A. Linden (6)

    10.3 Employment Agreement entered into as of September 1, 2000 between Registrant and William C. Mortimore (6)

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

----------------

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

(5)       Incorporated by reference to Form 14A dated May 9, 2000.

(6) Incorporated by reference to Quarterly Report on Form 10-QSB for the nine months ended September 30, 2000.

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   REGISTRANT

                         MERGE TECHNOLOGIES INCORPORATED




Date: March 30, 2001               By:    /s/ Richard A. Linden
                                          RICHARD A. LINDEN
                                          President and Chief Executive Officer


Date: March 30, 2001               By:    /s/ Colleen M. Doan
                                          COLLEEN M. DOAN
                                          Chief Financial Officer, Treasurer and
                                          Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 30, 2001               By:    /s/ William C. Mortimore
                                          WILLIAM C. MORTIMORE
                                          Director and Chairman


Date: March 30, 2001               By:    /s/ Robert A. Barish, M.D.
                                          ROBERT A. BARISH, M.D.
                                          Director


Date: March 30, 2001               By:    /s/ Michael D. Dunham
                                          MICHAEL D. DUNHAM
                                          Director


Date: March 30, 2001               By:    /s/ Robert T. Geras
                                          ROBERT T. GERAS
                                          Director


Date: March 30, 2001               By:    /s/ Kevin E. Moley
                                          KEVIN E. MOLEY
                                          Director


Date: March 30, 2001               By:    /s/ Hymie S. Negin
                                          HYMIE S. NEGIN
                                          Director