Form 10QSB
period 2001-03-31
MERGE TECHNOLOGIES INC
filed 2001-05-15
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended March 31, 2001
	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

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

As of May 10, 2001 the issuer had 6,054,927 shares of Common Stock outstanding.


				--end of page--



				INDEX

                                                               		 Page

PART I  Financial Information

Item 1.		Consolidated Financial Statements 			   1

Item 2.         Management's Discussion and Analysis of Financial
		Condition and Results of Operations 			   5

PART II  Other Information

Item 2.         Changes in Securities					   8

Item 6.         Exhibits and Reports on Form 8-K 			   8

                Signatures 						   9

                Exhibit Index 					          10



				--Page i--



 				   PART I

Item 1.  Consolidated Financial Statements

		MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
			  CONSOLIDATED BALANCE SHEETS


						     December 31,    March 31,
							 2000	       2001
						     ------------  -----------
								   (Unaudited)

				ASSETS
Current assets:
  Cash and cash equivalents 			     $   811,910   $   881,112
  Accounts receivable, net of allowance for
  doubtful accounts of $62,349 and $77,031
  at December 31, 2000 and March 31, 2001,
  respectively 				 	       2,049,070     2,504,565
  Inventory 					       1,159,115       819,558
  Prepaid expenses 					 140,045       215,674
  Taxes recoverable 					 327,657       183,342
  Other current assets					   2,857         1,303
						     -----------   -----------
Total current assets 				       4,490,654     4,605,554
						     -----------   -----------
Property and equipment:
  Computer equipment 				       3,184,699     3,187,458
  Office equipment 					 410,640       408,538
						     -----------   -----------
						       3,595,339     3,595,996
  Less accumulated depreciation 	               2,419,194     2,587,565
						     -----------   -----------
Net property and equipment 			       1,176,145     1,008,431
Purchased and developed software, net of
  accumulated amortization of $4,271,898 and
  $4,458,597 at December 31, 2000 and
  March 31, 2001, respectively		               3,216,861     3,288,808
Goodwill, net of accumulated amortization of
  $110,193 and $126,990 at December 31 2000
  and March 31, 2001, respectively			 377,926       361,130
Other intangibles, net of accumulated
  amortization of $319,346 and $13,977 at
  December 31, 2000 and March 31, 2001,
  respectively 						  53,578        51,249
						     -----------   -----------
Other 							 210,396       194,188
						     -----------   -----------
Total assets 					     $ 9,525,560   $ 9,509,360
						     -----------   -----------


                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable 				     $ 1,974,641   $ 1,706,640
  Line of credit				       1,350,000     1,350,000
  Current portion of obligations under
  capital leases 					  27,371        31,407
  Customer deposits 					 213,663       310,324
  Accrued wages 					 453,992       611,409
  Other accrued liabilities 				 209,389       322,833
						     -----------   -----------
Total current liabilities 			       4,229,056     4,332,613
Notes payable 						 149,127       144,688
Put options related to redeemable common stock 	       1,363,950     1,399,020
Obligations under capital leases, excluding
  current portion 					  30,547        19,923
						     -----------   -----------
  Total liabilities 				       5,772,680     5,896,244
Shareholders' equity
  Series A Preferred stock, $0.01 par value:
  1,000,000 shares authorized; 637,236 shares
  issued and outstanding				 467,316         6,372
  Preferred stock, $0.01 par value:  4,000,000
  shares authorized; one share issued and
  outstanding						  ------        ------
  Common stock,  $0.01 par value:  30,000,000
  shares authorized; 5,805,170 and 6,025,325
  shares issued and outstanding at December 31,
  2000 and March 31, 2001, respectively			  58,052        60,253
  Common stock subscribed:  189,670 and 28,902
  shares at December 31, 2000 and March 31,
  2001, respectively					 152,750	19,191
  Additional paid-in capital 		              14,373,798    15,004,083
  Common stock subscription receivable			 (50,000)      (60,000)
  Accumulated deficit 				     (11,194,813)  (11,276,864)
  Other comprehensive income - cumulative
  translation adjustment				 (54,223)     (139,919)
						     -----------   -----------
Total shareholders' equity 			       3,752,880     3,613,116
						     -----------   -----------
Total liabilities and shareholders' equity 	     $ 9,525,560   $ 9,509,360
						     -----------   -----------


	     See accompanying notes to consolidated financial statements.

				--page 1--



		MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARY
		     CONSOLIDATED STATMENTS OF OPERATIONS
				(Unaudited)

						         Three Months Ended
	 						      March 31,
						      ------------------------
							  2000         2001
						      -----------  -----------
Net sales					      $ 3,269,015  $ 3,344,473
Cost of goods sold:
  Purchased components 					  803,415      940,061
  Amortization of purchased and developed software 	  355,524      224,267
						      -----------  -----------
Total cost of goods sold 				1,158,939    1,164,328
						      -----------  -----------
Gross profit 						2,110,077    2,180,145
						      -----------  -----------
Operating costs and expenses:
  Sales and marketing 					1,352,325      990,428
  Product research and development 			  524,372      503,642
  General and administrative 				  643,903      578,614
  Depreciation and amortization 			  220,334      193,834
  Restructuring and related items			   ------       35,825
						      -----------  -----------
Total operating costs and expenses 			2,740,934    2,302,343
						      -----------  -----------
Operating  loss 				 	 (630,857)    (122,198)
						      -----------  -----------
Other income (expenses):
  Interest expense 					   (5,621)     (40,211)
  Interest income 					    8,441       10,541
  Other, net 						    5,624       85,010
						      -----------  -----------
Total other income 					    8,444       55,340
						      -----------  -----------
Income tax expense 					   12,053       15,193
						      -----------  -----------
Net loss 					      $  (634,466) $   (82,051)
						      -----------  -----------

Accretion of put options				   35,070       35,070

Loss available to common shareholders		      $  (669,536) $  (117,121)
						      -----------  -----------

Basic and diluted net loss per share 		      $     (0.12) $     (0.02)
						      -----------  -----------
Shares used to compute basic and diluted
  net loss per share			         	5,781,389    5,850,389



	     See accompanying notes to consolidated financial statements.

				--page 2--



		      MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
			   CONSOLIDATED STATEMENTS OF CASH FLOWS
				       (Unaudited)


						         Three Months Ended
							      March 31,
						      ------------------------
							  2000         2001
						      -----------  -----------
Cash flows from operating activities:
Net loss 					      $  (634,466) $   (82,051)
Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization				  508,836      418,101
  Amortization of discount on note acquired in merger	   ------	 2,966
  Provision for doubtful accounts receivable		  (44,258)      14,778
  Issuance of warrants for financing transactions	   ------	 9,879
  Change in assets and liabilities:
    Accounts receivable 				  367,385     (470,272)
    Inventory 						  (96,670)     339,557
    Prepaid expenses					 (173,053)    (103,326)
    Accounts payable					 (312,920)    (268,001)
    Accrued expenses 					  (20,541)     225,893
    Customer deposits					  (31,756)      96,661
    Other						  (54,973)      71,012
						      -----------  -----------
Net cash provided by (used in) operating activities	 (492,416)     255,197
						      -----------  -----------
Cash flows from investing activities:
  Purchases of property and equipment			  (89,453)        (657)
  Development of software 				 (549,609)    (258,646)
						      -----------  -----------
Net cash used in investing activities 			 (639,152)    (259,303)
Cash flows from financing activities:
  Proceeds from sale of preferred stock			   ------        9,000
  Proceeds from sale of common stock			   ------       10,000
  Proceeds from employee stock purchase plan               ------       19,191
  Principal payments under capital leases 		   (2,374)      (6,587)
						      -----------  -----------
Net cash provided by (used in) financing activities        (2,374)      31,604
						      -----------  -----------
Effect of exchange rate changes on cash 		   24,535       41,704
Net increase (decrease) in cash and cash equivalents   (1,109,407)      69,202
Cash and cash equivalents, beginning of period 		2,044,035      811,910
						      -----------  -----------
Cash and cash equivalents, end of period 	      $   934,628  $   881,112
						      -----------  -----------


Supplemental Disclosures of Cash Flow Information:
  Cash paid for income taxes			       $    ------  $    ------
  Cash paid for interest 			       $     2,231  $    35,284
Non-cash Financing and Investing Activities:
  Property and equipment acquired through capital
  leases					       $    10,168  $    ------
  Accretion of put options related to exchangeable
  share rights					       $    35,070  $    35,070


	     See accompanying notes to consolidated financial statements.

				-- page 3--




		      MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
		       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
					(Unaudited)

						       Three Months Ended
						            March 31,
						   --------------------------
							2000         2001
						   ------------   -----------

Net loss 					   $   (634,466)  $   (82,051)
Other comprehensive loss -
   cumulative translation adjustment 	 	        (63,665)      (85,696)
						   ------------   -----------
Comprehensive net income loss 			   $   (698,131)  $  (167,747)
						   ------------   -----------



	     See accompanying notes to consolidated financial statements.

				-- page 4--



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

	The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of its financial position.

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

	All research and development costs incurred prior to the point at which management believes a project has reached technical feasibility are expected. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards (SFAS)
No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method.

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

				--page 5--



Overview

	Merge Technologies Incorporated ("Merge") is in the business of integrating radiology images and information into healthcare enterprise networks. Merge products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value to facilities of all sizes, but it specifically targets small to medium size healthcare facilities, multi-hospital groups, clinics and diagnostic imaging centers by working with customers to offer unique, phased, cost effective solutions to solve their image and information management and radiology workflow needs.

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


	Radiology departments and diagnostic imaging centers and their customers benefit from the Company's solutions in a variety of ways including:
(i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images which enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a phased, flexible and cost-effective way; and (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

	Net sales. Net sales increased $75,000, or 2%, in the three months ended March 31, 2001 to $3,344,000 from $3,269,000 in the three months ended March 31, 2000. In the first quarter of 2001, net sales of professional services as well as sales through the Company's direct channel both increased over net sales in the comparable period last year.

	Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components was 28% of net sales in the three months ended March 31, 2001 compared to 25% in the three months ended March 31, 2000 and 32% in fiscal 2000. During the quarter, the Company recognized a $56,000 reduction to cost of goods sold which was the result of a settlement with a vendor relating to inventory.

	Amortization of purchased and developed software decreased to $224,000 or 7% of net sales in the three months ended March 31, 2001 from $356,000 or 11% of net sales in the comparable period in 2000. The decrease is due to primarily to the writedown of obsoleted technologies in the third quarter of 2000.

	Gross profit. Gross profit increased to $2,180,000 in the three months ended March 31, 2001 from $2,110,000 in the three months ended March 31, 2000. As a percentage of net sales, gross profit was 65% in each of the three months ended March 31, 2001 and 2000. The Company recently implemented a number of initiatives to improve gross profits, including targeted price increases, reductions in component costs and a gradual shift in product mix to high-margin software applications. The Company expects these initiatives to generate gross profit as a percentage of net sales in a range of between 63% to 66% in fiscal 2001.

	Sales and marketing. Sales and marketing expense decreased $362,000 in the three months ended March 31, 2001 to $990,000 from $1,352,000 in the comparable period last year due primarily to the reallocation of certain marketing resources to other departments.

				--page 6--



	Product research and development. Product research and development expense decreased $20,000 in the three months ended March 31, 2001 to $504,000 from $524,000 in the three months ended March 31, 2000. In addition, the Company decreased its capitalized engineering expense $291,000 in the first quarter of 2001 to $259,000 from $550,000 in the first quarter of 2000.

	General and administrative. General and administrative expense decreased $65,000 in the three months ended March 31, 2001 to $579,000 from $644,000 in the three months ended March 31, 2000 due primarily to decreases in personnel and external consultant expenses. Total general and administrative headcount, including full time consultants, was reduced to 12 persons as of March 31, 2001 from 16 persons at March 31, 2000. General and administrative expense includes information systems, accounting, administrative support and management personnel and their activities.

	Depreciation and amortization. Depreciation and amortization expense decreased $26,000 in the three months ended March 31, 2001 to $194,000 from $220,000 in the three months ended March 31, 2000. The decrease was due in part to the writedown of certain nonperforming intangible assets in the fourth quarter of 2000. Depreciation and amortization is assessed on capital equipment, goodwill and other intangible assets.

	Total other expense, net. Total other expense, net, was income of $55,000 in the three months ended March 31, 2001 compared to income of $8,000 in the three months ended March 31, 2000. Other expense, net in 2001 includes interest expense of $40,000, a $69,000 gain on settlement of accounts payable obligations at a discount, and a foreign currency transaction benefit of $41,000.

	Income taxes. The Company recognized income tax expense of $15,000 in the three months ended March 31, 2001 and of $12,000 in the three months ended March 31, 2000, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.

Liquidity and Capital Resources

	Operating cash flows. Cash provided by operating activities was $255,000 in the three months ended March 31, 2001. Non-cash items were a significant component of the Company's net loss for the quarter, including $421,000 in depreciation and amortization. Inventory decreased $340,000 during the quarter to $820,000 due to initiatives to increase inventory turns and accounts receivable increased $470,000 to $2,505,000.

	Investing cash flows. Cash used in investing activities was $259,000 in the three months ended March 31, 2001 compared to $639,000 in the first quarter of last year. Cash outflows for capitalized software were $259,000 in the first quarter of 2001 versus $550,000 in the comparable period last year. The decrease in investments in capitalized software is due to reduced payroll and consultant expenses.

	Financing cash flows. Cash provided by financing activities was $32,000 in the three months ended March 31, 2001. The Company received proceeds of $19,000 from the sale of common and preferred stock and $19,000 from purchases of common shares under its employee stock purchase plan.

	At March 31, 2001, cash and cash equivalents were $881,000 compared to $812,000 at December 31, 2000 and the Company's current ratio was 1.06 on both of those dates. During the quarter, the Company extended the term of its bank line of credit until January 2002. This line of credit provides for a maximum of $3,000,000 in working capital subject to certain advance ratios on accounts receivable and inventory. At the end of the quarter, the Company's borrowing base was $1,900,000 and the outstanding balance was $1,350,000.

	The Company believes that existing cash, together with the availability under its working capital line of credit and future cash flows from operations, will be sufficient to execute the business of the Company for the next 12 months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In 2001, it may be necessary to raise additional capital to meet long-term liquidity needs. If it is determined that additional capital is needed, funds will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations.

				--page 7--



There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to the Company. If the Company is unable to raise any needed additional capital, it could be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.


				PART II

Item 2.	Changes in Securities

	In the three months ended March 31, 2001, the Company sold shares of its Common Stock and Series A Preferred Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows.

	In January and February 2001, the Company issued warrants to purchase 25,267 shares of Common Stock to two individuals in connection with a bank
guarantee.   The warrants vest immediately and have a term of three years.
The Company valued the warrants at $9,879 Using the Black-Scholes option-pricing model. The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these warrants.

	In February 2001, the Company sold 24,000 shares of Series A Preferred Stock to two individuals for $9,000 in cash and $15,000 in services rendered. Each share of Series A Preferred Stock is convertible into one share of the Company's Common Stock at any time. In conjunction with the sale of the Series A Preferred Stock, the Company issued warrants to purchase 12,000 shares of Common Stock. The warrants vest immediately and have a term of three years. The Company valued the warrants at $3,872 using the Black-Scholes option-pricing model. The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these shares and warrants.

	In February 2001, 30,473 shares of non-registered Common Stock were sold to William C. Mortimore, Chairman and Chief Strategy Officer, in connection with his employment agreement. In consideration for these shares, Mr. Mortimore paid $10,000 in cash and issued a promissory note in the amount of $10,000. The promissory note is a full recourse note with a term of six years. Interest is payable monthly at 5.07% per annum.

	In March 2001, the Company issued 23,459 shares of non-registered Common Stock to one individual in consideration for services rendered, the value of which was $36,667. The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these shares.

	The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder.


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

		See Exhibit Index

(b)	No reports on Form 8-K were filed during the first fiscal quarter.

				--page 8--

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ Richard A. Linden  		Date:	May 15, 2001
Richard A. Linden
President and Chief Executive Officer

By: /s/ Colleen M. Doan			Date:	May 15, 2001
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

				--page 9--



(a)	Exhibit No.

	 3.1	Articles of Incorporation of Registrant (2), Articles of
		Amendment as of June 16, 1998 (3), Articles of Amendment as of September 1, 1999 (6) and Articles of Amendment as of
		November 29, 2000 (7)

	 3.2	Amended and Restated By-Laws of Registrants as of February 3,
		1998 (1)

	10.2	Employment Agreement entered into as of September 1, 2000
		between Registrant and Richard A. Linden (6)

	10.3	Employment Agreement entered into as of September 1, 2000
		between Registrant and William C. Mortimore (6)

	10.5	1996 Stock Option Plan for Employees of Registrant dated
		May 13, 1996 (2)

	10.6	Office Lease for West Allis Center dated May 24, 1996 between
		Registrant and Whitnall Summit Company, LLC Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2) and Supplemental Office Space Lease for 1126 Operating Associates Limited Partnership dated
		April 11, 2000 (4)

		10.8	1998 Stock Option Plan for Directors (1)

	10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase
		Plan (5)

- - - - - - - - - - -

	(1)	Incorporated by reference to Annual Report on Form 10-KSB for
		the fiscal year ended December 31, 1997.

	(2)	Incorporated by reference to Registration Statement on Form
		SB-2 (No. 333-39111) effective January 29, 1998.

	(3)	Incorporated by reference to Quarterly Report on Form 10-QSB
		for the three months ended March 31, 1999.

	(4)	Incorporated by reference to Quarterly Repot on Form 10-QSB
		for the three months ended March 31, 2000.

	(5)	Incorporated by reference to Form 14A dated May 9, 2000

	(6)	Incorporated by reference to Quarterly Report on Form 10-QSB
		for the nine months ended September 30, 2000

	(7)	Incorporated by reference to Annual Report on Form 10-KSB for
		the fiscal year ended December 31, 2000.



				--page 10--