Form 10QSB
period 2001-06-30
MERGE TECHNOLOGIES INC
filed 2001-08-14
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
		For the quarterly period ended June 30, 2001
	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
		For the transition period from __________ to __________
			    Commission file number 0-29486

			Merge Technologies Incorporated
			-------------------------------
	(Exact name of small business issuer as specified in its charter.)

	  Wisconsin			             39-1600938
(State or other jurisdiction of		 (IRS Employer Identification No.)
incorporation or organization)

		1126 South 70th Street, Milwaukee, WI  53214-3151
		-------------------------------------------------
		     (Address of principal executive offices)

				 414-977-4000
				 ------------
			 (Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
								Yes X	No
								   ---    ---

	As of August 10, 2001 the issuer had 6,127,611 shares of Common Stock outstanding.

				  --end of page--


	  			       INDEX

									Page

PART I  Financial Information

Item 1.	        Consolidated Financial Statements 		            1

Item 2.         Management's Discussion and Analysis of
		Financial Condition and Results of Operations 	            6

PART II  Other Information

Item 2.         Changes in Securities					   10

Item 4.         Submission of Matters to a Vote of Security Holders	   11

Item 6.         Exhibits and Reports on Form 8-K 	                   11

                Signatures 						   12

                Exhibit Index 						   13

				    --page i--


				      PART I

Item 1.  Consolidated Financial Statements

		 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
			   CONSOLIDATED BALANCE SHEETS

						   June  30,	  December 31,
						     2001             2000
						 -----------	  ------------
							 	   (Unaudited)

		     ASSETS

Current assets:
  Cash and cash equivalents			 $   941,283	   $   811,910
  Accounts receivable, net of allowance for
   doubtful accounts of $239,957 and $62,349
   at June 30, 2001 and December 31, 2000,
   respectively 				   2,580,789         2,049,070
  Inventory					     626,670         1,159,115
  Prepaid expenses 				     158,564	       140,045
  Taxes recoverable				     191,679           327,657
  Other current assets				  	 179		 2,857
						 -----------	   -----------

Total current assets				   4,499,164	     4,490,654
						 -----------	   -----------

Property and equipment:
  Computer equipment 				   3,190,958	     3,184,699
  Office equipment 				     408,675	       410,640
						 -----------	   -----------
						   3,599,633         3,595,339
  Less accumulated depreciation			   2,761,063         2,419,194
						 -----------	   -----------
Net property and equipment			     838,570	     1,176,145
Purchased and developed software, net of
 accumulated amortization of $4,631,261
 and $4,271,898 at June 30, 2001 and
 December 31, 2000, respectively		   3,443,587	     3,216,861
Goodwill, net of accumulated
 amortization of $143,787 and $110,193
 at June 30, 2001 and December 31, 2000,
 respectively					     344,333	       377,926
Other intangibles, net of accumulated
 amortization of $16,306 and of $319,346
 at June 30, 2001 and December 31, 2000,
 respectively 					      48,919	        53,578
Other						     179,135           210,396
						 -----------	   -----------
Total assets				         $ 9,353,708       $ 9,525,560
						 ===========	   ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable				 $ 1,310,960	   $ 1,974,641
  Notes payable					   1,350,000	     1,350,000
  Current portion of obligations
  under capital leases				      31,767	        27,371
  Customer deposits				     562,892           213,663
  Accrued wages					     461,167	       453,992
  Other accrued liabilities			     225,922	       209,389
						 -----------	   -----------
Total current liabilities 			   3,942,708         4,229,056
Notes payable					     153,615	       149,127
Put options related to redeemable
 common stock					   1,434,090	     1,363,950
Obligations under capital leases,
  excluding current portion			      15,912            30,547
						 -----------	   -----------
Total liabilities 				   5,546,325	     5,772,680

Shareholders' equity
  Series A Preferred stock, $0.01 par value:
   1,000,000 shares authorized; 637,236 shares
   issued and outstanding at June 30, 2001
   and 613,236 shares subscribed at
   December 30, 2000				       6,372           467,316
  Preferred stock, $0.01 par value:
   4,000,000 shares authorized; one share
   issued and outstanding			      ------	        ------
  Common stock, $0.01 par value:
   30,000,000 shares authorized; 6,078,535
   and 5,805,170 shares issued and outstanding
   at June 30, 2001 and  December 31, 2000,
   respectively					      60,785	        58,052
  Common stock subscribed: 22,099 and 186,670
   at June 30, 2001 and December 31, 2000,
   respectively					      17,016	       152,750
  Additional paid-in capital 			  14,983,075 	    14,373,798
  Common stock subscription receivable		     (60,000)	       (50,000)
  Accumulated deficit				 (11,043,689)	   (11,194,813)
  Other comprehensive income - cumulative
   translation adjustment			    (156,176)	       (54,223)
						 -----------	   -----------
Total shareholders' equity 			   3,807,383	     3,752,880
						 -----------	   -----------
Total liabilities and shareholders' equity 	 $ 9,353,708       $ 9,525,560
						 ===========	   ===========

	   See accompanying notes to consolidated financial statements.

				   --page 1--


		MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
		       CONSOLIDATED STATMENTS OF OPERATIONS
				   (Unaudited)
					       Three Months Ended           Six Months Ended
						     June 30,                   June 30,
					   -------------------------	 -------------------------
					       2001          2000            2001          2000
					   -----------   -----------     -----------   -----------
Net sales 				   $ 3,762,608   $ 3,496,480     $ 7,107,081   $ 6,765,495
Cost of goods sold:
  Purchased components			     1,020,162     1,113,540	   1,960,224     1,916.955
  Amortization of purchased and
  developed software			       228,658       340,814	     452,924	   696,337
					   -----------   -----------	 -----------   -----------
Total cost of goods sold 		     1,248,820	   1,454,354	   2,413,148	 2,613,292
					   -----------	 -----------	 -----------   -----------
Gross profit				     2,513,788	   2,042,126	   4,693,933     4,152,203
					   -----------	 -----------     -----------   -----------
Operating costs and expenses:
  Sales and  marketing			     1,017,535     1,327,749	   2,007,962     2,680,075
  Product research and development 	       467,023       532,745	     970,665     1,057,116
  General and administrative 		       606,698	     784,779	   1,185,313     1,428,682
  Depreciation and amortization 	       194,539	     227,527	     388,374	   447,861
  Restructuring and related items	        ------        ------	      35,825	    ------
					   -----------	 -----------	 -----------   -----------
Total operating costs and expenses 	     2,285,795     2,872,800       4,588,139     5,613,734
					   -----------   -----------     -----------   -----------
Operating profit (loss) 		       227,993      (830,674)	     105,794    (1,461,531)
					   -----------	 -----------	 -----------   -----------
Total other expenses, net		        10,808	     (38,943)	      66,149	   (30,498)
					   -----------   -----------	 -----------   -----------
Net income (loss) before income taxes 	       238,801      (869,617)  	     171,943    (1,492,029)
Income tax expense 				 5,626         9,858	      20,819        21,911
					   -----------   -----------     -----------   -----------
Net income (loss)			       233,175	    (879,475)	     151,124	(1,513,940)
					   ===========	 ===========     ===========   ===========



Basic income (loss) per share		   $      0.03   $     (0.16)	 $      0.01   $     (0.27)
					   ===========   ===========     ===========   ===========
Shares used to compute basic income
  (loss)per share			     6,066,352	   5,782,190	   5,958,969     5,781,190
					   ===========   ===========     ===========   ===========
Diluted income (loss) per share	           $      0.03   $     (0.16)    $      0.01   $     (0.27)
					   ===========   ===========     ===========   ===========
Shares used to compute diluted
  income (loss) per share		     7,216,880     5,782,190       6,412,382     5,781,190
					   ===========   ===========     ===========   ===========

		     See accompanying notes to consolidated financial statements.

						--page 2--


		MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
 				   (Unaudited)

						      Six Months Ended
							   June 30,
					         ----------------------------
					 	     2001            2000
					         ------------    ------------

Cash flows from operating activities:
  Net income (loss)			         $    151,124    $ (1,513,940)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities
   Depreciation and amortization 	              841,298       1,144,198
   Amortization of discount on note
   acquired in merger				        5,990          ------
   Provision for doubtful accounts
   receivable, net of write-offs		      177,739	      (28,767)
   Issuance of stock for services rendered	       32,500          ------
   Issuance of warrants for financing
   transactions					        9,879          ------
   Change in assets and liabilities:
    Accounts receivable 			     (709,327)	      635,731
    Inventory 					      532,445          61,800
    Prepaid expenses 	                              (64,275)	     (208,676)
    Accounts payable 				     (663,681)	     (549,462)
    Accrued expenses 	 			      (30,154)         65,296
    Customer deposits 				      349,229	      180,307
    Other 					      171,849	      (51,466)
						  -----------     -----------
Net cash provided by (used in) operating
activities 					      804,616        (264,959)
						  -----------     -----------

Cash flows from investing activities:
  Purchases of property and equipment 		       (8,308)       (200,740)
  Development of software			     (609,631)	     (975,129)
						  -----------	  -----------
Net cash used in investing activities 		     (617,939)     (1,175,869)
						  -----------     -----------

Cash flows from financing activities:
  Proceeds from sale of preferred stock			9,000	       ------
  Proceeds from sale of common stock	               10,000          ------
  Proceeds from employee stock purchase plan	       36,207          ------
  Proceeds from exercise of stock options	       ------             826
  Principal payments under capital leases 	      (13,751)         (7,283)
						  -----------  	  -----------
Net cash provided by (used in)
financing activities 	     			       41,456          (6,457)
						  -----------	  -----------

Effect of exchange rate changes on cash 	      (98,760)          8,218
Net increase (decrease) cash and
 cash equivalents 	    			      129,373      (1,439,067)
Cash and cash equivalents, beginning of period 	      811,910       2,044,035
Cash and cash equivalents, end of period 	  $   941,283     $   604,968
						  ===========     ===========



Supplemental Disclosures of Cash Flow Information:
  Cash paid for income taxes			      -------	  $    16,150
  Cash paid for interest 			  $    68,575     $     5,070
Non-cash Financing and Investing Activities:
  Property and equipment acquired through
  capital leases				       ------     $    39,396
  Accretion of put options related to
  exchangeable share rights			  $    70,140	  $    70,140


            See accompanying notes to consolidated financial statements.

					--page 3--


		MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
	     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
				   (Unaudited)

					       Three Months Ended  	      Six Months Ended
				      	     	    June 30,			  June 30,
				    	    ------------------------     --------------------------
					        2001 	     2000	    2001            2000
				    	    -----------   ----------     -----------   ------------
Net income (loss) 	            	    $   233,175   $ (879,475)    $   151,124   $ (1,513,940)
Other comprehensive loss -
  cumulative translation adjustment 	        (16,257)     (20,906)       (101,953)       (84,570)
					    -----------	  ----------     -----------   ------------
Comprehensive net income (loss) 	    $   216,918   $ (900,381)    $    49,171   $ (1,598,510)
					    ===========   ==========     ===========   ============


			See accompanying notes to consolidated financial statements.

						--page 4--



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

(3)   Purchased and Developed Software

	All research and development costs incurred prior to the point at which management believes a project has reached technical feasibility are expensed. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards (SFAS)
No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method.

(4)   Net income (loss) per share

	Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding exchangeable shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and June 30, 2000.

				--page 5--


						 Three Months Ended 		  Six Months Ended
						      June 30,			      June 30,
					   ----------------------------      ----------------------------
					        2001            2000	         2001		 2000
					   ------------     -----------      ------------    ------------
Numerator:

Net income (loss)			   $    233,175     $  (879,475)     $    151,124    $ (1,513,940)
Accretion of put options			(35,070)        (35,070)	  (70,140)	  (70,140)
Preferred stock dividends		        (10,950)	 ------		  (22,096)	   ------
					   ------------	    -----------      ------------    ------------
Numerator for basic income (loss)
  per share				   $    187,155     $   (914,545)    $     58,888    $ (1,584,080)
					   ------------     ------------     ------------    ------------

Adjustment for effect of assumed
  conversion of preferred stock		         10,950 	  ------ 	   ------ 	   ------
					   ------------     ------------     ------------    ------------

Numerator of diluted income (loss)
  per share				   $    198,105     $   (914,545)    $     58,888    $ (1,584,080)
					   ------------	    ------------     ------------    ------------


Denominator:

Weighted average common shares
  outstanding				      6,066,352	       5,782,190        5,958,969       5,781,190
					   ------------     ------------     ------------    ------------

Effect of exchangeable shares		        409,430 	  ------	  412,633 	   ------
Effect of convertible preferred shares		637,236 	  ------	   ------	   ------
Effect of employee and director stock
  options				         54,045 	  ------	   22,206 	   ------
Effect of warrants			         49,817		  ------	   18,574 	   ------
					   ------------	    ------------     ------------     -----------
Denominator for diluted income (loss)
  per share				      7,216,880	       5,782,190 	6,412,382	5,781,190
					   ------------     ------------     ------------     -----------

Basic income (loss) per share 	 	   $       0.03     $     ( 0.16)    $       0.01     $     (0.27)
Diluted income (loss) per share  	   $       0.03     $      (0.16)    $       0.01     $     (0.27)




	For the three and six months ended June 30, 2001, 1,665,163 weighted average options and warrants to purchase shares of the Company's Common Stock had exercise prices greater than the average market price of the shares of Common Stock. Such antidilutive shares were not included in the computation of diluted earnings per share. In addition, for the six months ended
June 30, 2001, 637,236 shares of convertible preferred stock were not included in the computation of diluted earnings per share as their effect was antidilutive.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

	Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks ssociated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product develop-ment,

				--page 6--


dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

	Net sales. Net sales increased $267,000, or 8%, in the three months ended June 30, 2001 to $3,763,000 from $3,496,000 in the three months ended June 30, 2000. In the three months ended June 30, 2001, net sales of professional services as well as sales through the Company's direct channel each increased over net sales in the comparable period last year.

	Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components was 27% of net sales in the three months ended June 30, 2001 compared to 32% in the three months ended June 30, 2000.

	Amortization of purchased and developed software decreased to $229,000 or 6% of net sales in the three months ended June 30, 2001 from $341,000 or 10% of net sales in the comparable period in 2000. The decrease is due primarily to the write-down of obsoleted technologies in the third quarter of 2000.

	Gross profit. Gross profit increased to $2,514,000 in the three months ended June 30, 2001 from $2,042,000 in the three months ended June 30, 2000. As a percentage of net sales, gross profit increased to 67% in the three months

				--page 7--


ended June 30, 2001 from 58% in the three months ended June 30, 2000.
The Company implemented a number of initiatives to improve gross profits in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to high-margin software applications. The Company expects these initiatives to generate gross profit as a percentage of net sales in a range of between 63% to 66% in fiscal 2001.

	Sales and marketing. Sales and marketing expense decreased $310,000 in the three months ended June 30, 2001 to $1,018,000 from $1,328,000 in the comparable period last year due primarily to the reallocation of certain marketing resources to other departments. In April 2001, we hired a Vice President of Marketing, who is implementing new marketing activities to help achieve sales goals.

	Product research and development. Product research and development expense decreased $66,000 in the three months ended June 30, 2001 to $467,000 from $533,000 in the three months ended June 30, 2000. In addition, the Company decreased its capitalized engineering expense $47,000 in the three months ended June 30, 2001 to $330,000 from $377,000 in the three months ended June 30, 2000.

	General and administrative. General and administrative expense decreased $178,000 in the three months ended June 30, 2001 to $607,000 from $785,000 in the three months ended June 30, 2000, due primarily to decreases in personnel and external consultant expenses. During the three months ended June 30, 2001, the Company recorded an unusual expense to increase its bad debt reserve $163,000, due primarily to the risk associated with collection on a past due account with a new client. This expense was offset in part by an unusual gain of $149,000 relating to a change in the Company's vacation policy.

	Depreciation and amortization. Depreciation and amortization expense decreased $33,000 in the three months ended June 30, 2001 to $195,000 from $228,000 in the three months ended June 30, 2000. The decrease was due in part to the write-down of certain non-performing intangible assets in the fourth quarter of 2000. Depreciation and amortization is assessed on capital equip-ment, goodwill and other intangible assets.

	Total other expenses, net. Total other expense, net, was income of $11,000 in the three months ended June 30, 2001 compared to expense of $39,000 in the three months ended June 30, 2000. Other expense, net in 2001 includes interest expense of $35,000, a $30,000 gain on settlement of accounts payable obligations at a discount, and a foreign currency transaction benefit of $27,000.

	Income taxes. The Company recognized income tax expense of $6,000 in the three months ended June 30, 2001 and of $10,000 in the three months ended June 30, 2000, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

	Net sales. Net sales increased $342,000, or 5%, in the six months ended June 30, 2001 to $7,107,000 from $6,765,000 in the six months ended June 30, 2000. In the six months ended June 30, 2001, net sales of professional services as well as sales through the Company's direct channel each increased over net sales in the comparable period last year.

	Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components was 28% for each of the six months ended June 30, 2001 and 2000. During the six months ended June 30, 2001, the Company recognized a $56,000 reduction to cost of goods sold which was the result of a settlement with a vendor relating to inventory.

	Amortization of purchased and developed software decreased to $453,000 or 6% of net sales in the six months ended June 30, 2001 from $696,000 or 10% of net sales in the comparable period in 2000. The decrease is due primarily to the write-down of obsoleted technologies in the third quarter of 2000.

	Gross profit. Gross profit increased to $4,694,000 in the six months ended June 30, 2001 from $4,152,000 in the six months ended June 30, 2000.
As a percentage of net sales, gross profit increased to 66% in the six months

				--page 8--


ended June 30, 2001 from 61% in the six months ended June 30, 2000. The Company implemented a number of initiatives to improve gross profits in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to high-margin software applications. The Company expects these initiatives to generate gross profit as a percentage of net sales in a range of between 63% to 66% in fiscal 2001.

	Sales and marketing. Sales and marketing expense decreased $672,000 in the six months ended June 30, 2001 to $2,008,000 from $2,680,000 in the comparable period last year due primarily to the reallocation of certain marketing resources to other departments. In April 2001, we hired a Vice President of Marketing, who is implementing new marketing activities to help achieve sales goals.

	Product research and development. Product research and development expense decreased $86,000 in the six months ended June 30, 2001 to $971,000 from $1,057,000 in the six months ended June 30, 2000. In addition, the Company decreased its capitalized engineering expense $277,000 in the six months ended June 30, 2001 to $614,000 from $891,000 in the six months ended June 30, 2000.

	General and administrative. General and administrative expense decreased $244,000 in the six months ended June 30, 2001 to $1,185,000 from $1,429,000 in the six months ended June 30, 2000, due primarily to decreases in personnel and external consultant expenses. During the six months ended June 30, 2001, the Company recorded an unusual expense to increase its bad debt reserve $178,000, due primarily to the risk associated with collection on a past due account with a new client. This expense was offset in part by an unusual gain of $149,000 relating to a change in the Company's vacation policy.

	Depreciation and amortization. Depreciation and amortization expense decreased $59,000 in the six months ended June 30, 2001 to $388,000 from $448,000 in the six months ended June 30, 2000. The decrease was due in part to the write-down of certain non-performing intangible assets in the fourth quarter of 2000. Depreciation and amortization is assessed on capital equipment, goodwill and other intangible assets.

	Total other expenses, net. Total other expense, net, was income of $66,000 in the six months ended June 30, 2001 compared to expense of $30,000 in the six months ended June 30, 2000. Other expense, net in 2001 includes interest expense of $75,000, a $99,000 gain on settlement of accounts payable obligations at a discount, and a foreign currency transaction benefit of $62,000.

	Income taxes. The Company recognized income tax expense of $21,000 in the six months ended June 30, 2001 and of $22,000 in the six months ended
June 30, 2000, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.

Liquidity and Capital Resources

	Operating cash flows. Cash provided by operating activities was $805,000 in the six months ended June 30, 2001. During the six months ended June 30, 2001, gross accounts receivable increased $709,000 to $2,821,000.
Net of the allowance for bad debt, accounts receivable increased $532,000 to $2,581,000. Inventory decreased $532,000 in the six months ended June 30, 2001 to $627,000, due to initiatives to increase inventory turns. Accounts payable decreased $664,000 in the six months ended June 30, 2001 to $1,310,000.

	Investing cash flows. Cash used in investing activities was $618,000 in the six months ended June 30, 2001 compared to $1,176,000 in the six months ended June 30, 2000. Cash outflows for capitalized software were $610,000 in the six months ended June 30, 2001 versus $975,000 in the comparable period last year. The decrease in investments in capitalized software is due to reduced payroll and consultant expenses.

	Financing cash flows. Cash provided by financing activities was $41,000 in the six months ended June 30, 2001. The Company received proceeds of $19,000 from the sale of common and preferred stock and $36,000 from purchases of common shares under its employee stock purchase plan.

				--page 9--


At June 30, 2001, cash and cash equivalents were $941,000 compared to $812,000 at December 31, 2000 and the Company's current ratio was 1.14 on June 30, 2001 compared to 1.06 at December 31, 2000. In March,2001, the Company extended the term of its bank line of credit until January
2002. This line of credit provides for a maximum of $3,000,000 in working capital subject to certain advance ratios on accounts receivable and inventory. At June 30, 2001, the Company's borrowing base was $1,950,000 and the outstanding balance was $1,350,000.

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

	In the six months ended June 30, 2001, the Company sold shares of its Common Stock and Series A Preferred Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows.

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

	In May 2001, the Company issued 12,502 shares of non-registered Common Stock with a value of $17,500 to seven non-management directors in considera-tion for service on the Board during their annual term. The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these shares.

				--page 10--


The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder.


Item 4.  Submission of Matters to a Vote of Security Holders.

	The Company's Annual Meeting of Shareholders was held on May 23, 2001. Matters voted on and the results of such votes are listed below.



         								Votes Against
						       	Votes For	 or Withheld	 Abstained	 Result
						      -------------	-------------    ---------      --------

Elect William C. Mortimore. to serve as Director
until the next annual meeting of Shareholders		5,518,913	   54,445	    ---		 Elected

Elect Richard A. Linden to serve as Director
until the next annual meeting of Shareholders		5,533,402	   39,956	    ---		 Elected

Elect Robert A. Barish, MD to serve as Director
until the next annual meeting of Shareholders		5,540,174	   33,184	    ---		 Elected

Elect Michael D. Dunham to serve as Director
until the next annual meeting of Shareholders		5,538,174	   35,184	    ---		 Elected

Elect Robert T. Geras to serve as Director
until the next annual meeting of Shareholders		5,540,174	   33,184	    ---		 Elected

Elect Kevin E. Moley to serve as Director
until the next annual meeting of Shareholders		5,540,174	   33,184	    ---		 Elected

Elect Hymie S. Negin to serve as Director
until the next annual meeting of Shareholders		5,540,174	   33,184	    ---		 Elected

Elect Anna M. Hajek to serve as Director
until the next annual meeting of Shareholders		5,388,174	   35,184	    ---		 Elected

Elect John D. Halamka, MD to serve as Director
until the next annual meeting of Shareholders		5,538,174	   35,184	    ---		 Elected




Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

		See Exhibit Index

(b)	No reports on Form 8-K were filed during the first fiscal quarter.

					--page 11--


SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ Richard A. Linden  		Date:	August 14, 2001
Richard A. Linden
President and Chief Executive Officer

By: /s/ Colleen M. Doan			Date:	August 14, 2001
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

					--page 12--


(a)	Exhibit No.

	3.1	Articles of Incorporation of Registrant (2), Articles of
		Amendment as of June 16, 1998 (3), Articles of Amendment as of September 1, 1999 (6) and Articles of Amendment as of November 29, 2000 (7)

	3.2	Amended and Restated By-Laws of Registrants as of February 3,
		1998 (1)

	10.2	Employment Agreement entered into as of September 1, 2000
		between Registrant and Richard A. Linden (6)

	10.3	Employment Agreement entered into as of September 1, 2000
		between Registrant and William C. Mortimore (6)

	10.5	1996 Stock Option Plan for Employees of Registrant dated
		May 13, 1996 (2)

	10.6	Office Lease for West Allis Center dated May 24, 1996 between
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

					--page13--