Form 10QSB
period 2001-09-30
MERGE TECHNOLOGIES INC
filed 2001-11-14
CIK 944765

Form 10-QSB
U.S. Securities and Exchange Commission
Washington, D.C.  20549

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934
	     For the quarterly period ended September 30, 2001 TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	     For the transition period from __________ to __________
		         Commission file number 0-29486

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

	As of November 13, 2001 the issuer had 6,993,953 shares of Common Stock outstanding.


				     --end page--

					INDEX

				                                        Page

PART I  Financial Information

Item 1.          Consolidated Financial Statements-------------------------1

Item 2.          Management's Discussion and Analysis of Financial
		 Condition and Results of Operations-----------------------6

PART II  Other Information

Item 2.          Changes in Securities------------------------------------10

Item 6.          Exhibits and Reports on Form 8-K-------------------------11

                 Signatures-----------------------------------------------12

                 Exhibit Index--------------------------------------------13


				     --page i--

				      PART I

Item 1.  Consolidated Financial Statements


				MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
		          		CONSOLIDATED BALANCE SHEETS

									September 30,     December 31,
						    		    	    2001	     2000
									-------------     ------------
						 			(Unaudited)

	   			ASSETS
Current assets:
  Cash and cash equivalents-------------------------------------	$   1,063,753	  $    811,910
  Accounts receivable, net of allowance for doubtful
   accounts of $128,344 and $62,349 at September 30,
   2001 and December 31, 2000,  respectively--------------------            3,026,855        2,049,070
  Inventory-----------------------------------------------------	      708,579        1,159,115
  Prepaid expenses----------------------------------------------	      172,786          140,045
  Taxes recoverable---------------------------------------------	       23,672          327,657
  Other current assets------------------------------------------		4,009            2,857
									-------------	  ------------
Total current assets--------------------------------------------	    4,999,654	     4,490,654
									-------------     ------------
Property and equipment:
  Computer equipment--------------------------------------------	    3,232,037        3,184,699
  Office equipment----------------------------------------------              415,084          410,640
									-------------	  ------------
						  			    3,647,121	     3,595,339
  Less accumulated depreciation---------------------------------	    2,934,075        2,419,194
									-------------     ------------
Net property and equipment-------------------------------------- 	      713,046        1,176,145

Purchased and developed software, net of accumulated
 amortization of $4,838,007 and $4,271,898 at
 September 30, 2001 and December 31, 2000,
 respectively---------------------------------------------------            3,565,741        3,216,861
Goodwill, net of accumulated amortization of $160,583
 and $110,193 at September 30, 2001 and December 31,
 2000, respectively---------------------------------------------       	      327,536          377,926
Other intangibles, net of accumulated amortization of
 $18,636 and of $11,648 at September 30, 2001 and
 December 31, 2000, respectively--------------------------------               46,590           53,578
Other-----------------------------------------------------------              182,068          210,396
									-------------     ------------
Total assets 								$   9,834,635     $  9,525,560
									=============     ============

		           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable----------------------------------------------        $   1,135,247     $  1,974,641
  Notes payable-------------------------------------------------            1,350,000        1,350,000
  Current portion of obligations under capital leases-----------               26,615           27,371
  Customer deposits---------------------------------------------              558,720          213,663
  Accrued wages-------------------------------------------------	      611,783          453,992
  Other accrued liabilities-------------------------------------              230,366          209,389
									-------------     ------------
Total current liabilities---------------------------------------            3,912,731        4,229,056
Notes payable---------------------------------------------------              150,298          149,127
Put options related to exchangeable common stock----------------            1,469,160        1,363,950
Obligations under capital leases, excluding current portion-----	       11,828           30,547
									-------------     ------------
Total liabilities-----------------------------------------------            5,544,017        5,772,680
Shareholders' equity
  Series A Preferred stock, $0.01 par value:
   1,000,000 shares authorized; 637,236 shares
   issued and outstanding at September 30, 2001 and
   613,236 shares subscribed  at December 31, 2000--------------                6,372          467,316
  Preferred stock, $0.01 par value:  4,000,000
   shares authorized; one share issued and outstanding
   at September 30, 2001 and December31, 2000-------------------	       ------           ------
  Common stock,  $0.01 par value:  30,000,000 shares
   authorized; 6,137,772 and 5,805,170 shares issued
   and outstanding at September 30, 2001 and
   December 31, 2000, respectively------------------------------	       61,378           58,052
  Common stock subscribed: 22,182 and 186,670 shares
   at September 30, 2001 and December 31, 2000, respectively----               17,089          152,750
  Additional paid-in capital------------------------------------           14,988,037       14,373,798
  Common stock subscription receivable--------------------------              (60,000)         (50,000)
  Accumulated deficit-------------------------------------------          (10,606,313)     (11,194,813)
  Other comprehensive income - cumulative translation
   adjustment---------------------------------------------------             (115,945)         (54,223)
									-------------     ------------
Total shareholders' equity--------------------------------------            4,290,618        3,752,880
									-------------     ------------
Total liabilities and shareholders' equity----------------------        $   9,834,635     $  9,525,560
									=============     ============

			See accompanying notes to consolidated financial statements.


				     --end page--

			     MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
				   CONSOLIDATED STATMENTS OF OPERATIONS
						(Unaudited)


						       Three Months Ended	    Nine Months Ended
							  September 30,               September 30,
						    -------------------------    ---------------------------
							2001           2000          2001           2000
						    ------------   -----------   ------------   ------------

Net sales---------------------------------------    $  4,036,459  $  2,303,286   $ 11,143,540   $  9,068,781
Cost of goods sold:
  Purchased components--------------------------       1,033,347       572,336      2,993,571      2,489,291
  Amortization of purchased and developed
   software-------------------------------------         241,133       337,060        694,057      1,033,398
						    ------------   -----------   ------------   ------------
Total cost of goods sold------------------------       1,274,480       909,396      3,687,628      3,522,689
						    ------------   -----------   ------------   ------------
Gross profit------------------------------------       2,761,979     1,393,890      7,455,912      5,546,092
						    ------------    ----------   ------------   ------------
Operating costs and expenses:
  Sales and  marketing--------------------------       1,028,298     1,399,063      3,036,261      4,079,138
  Product research and development--------------	 498,770       572,535      1,469,435	   1,629,651
  General and administrative--------------------         563,340       714,630      1,748,654      2,143,311
  Depreciation and amortization-----------------         187,472       228,139        575,845        676,000
  Acquired in-process technology and
   software write-off					  ------     1,129,871	       ------      1,129,871
  Restructuring and related items---------------	  ------        ------         35,825         ------
						    ------------   -----------   ------------   ------------
Total operating costs and expenses--------------       2,277,880     4,044,238      6,866,020      9,657,971
						    ------------   -----------   ------------   ------------
Operating profit (loss)-------------------------         484,099    (2,650,348)       589,892     (4,111,879)
						    ------------   -----------   ------------   ------------
Other  income (expense)-------------------------         (26,169)       27,748         39,980         (2,750)
						    ------------   -----------   ------------   ------------
Net income (loss) before income taxes-----------         457,930    (2,622,600)       629,872     (4,114,629)
						    ------------   -----------   ------------   ------------
Income tax expense------------------------------          20,553        15,516         41,372         37,427
						    ------------   -----------   ------------   ------------
Net income (loss)-------------------------------         437,377    (2,638,116)       588,500     (4,152,056)
						    ============   ===========   ============   ============


Basic income (loss) per share-------------------    $       0.06   $     (0.46)  $       0.07   $      (0.74)
						    ============   ===========   ============   ============
Shares used to compute basic income (loss)
  per share-------------------------------------       6,126,811     5,794,888      6,015,610      5,786,187
						    ============   ===========   ============   ============

Diluted income (loss) per share-----------------    $       0.05   $     (0.46)  $       0.07   $      (0.74)
					            ============   ===========   ============   ============
Shares used to compute diluted income (loss)
   per share------------------------------------       7,518,429     5,794,888      7,196,780      5,786,187
						    ============   ===========   ============   ============


                         See accompanying notes to consolidated financial statements.


				     --Page 2--


				MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
				      CONSOLIDATED STATEMENTS OF CASH FLOWS
 						    (Unaudited)

										Nine Months Ended
										   September 30,
									    ---------------------------
										2001           2000
									    ------------   ------------
Cash flows from operating activities:
 Net income (loss)-----------------------------------------------------     $    588,500   $ (4,152,056)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
   Depreciation and amortization---------------------------------------        1,269,902      1,057,617
   Provision for doubtful accounts receivable, net of write-offs-------           65,995        (55,226)
   Acquired in-process technology and related software write-off-------           ------      1,129,871
   Issuance of stock for services rendered-----------------------------           32,500         ------
   Issuance of warrants for financing transactions---------------------            9,879         ------
   Change in assets and liabilities:
    Accounts receivable------------------------------------------------       (1,043,780)     1,935,118
    Inventory----------------------------------------------------------          450,536       (650,274)
    Prepaid and other expenses-----------------------------------------         (140,734)       303,337
    Accounts payable---------------------------------------------------         (839,394)      (357,295)
    Accrued expenses---------------------------------------------------          179,936         (8,653)
    Customer deposits--------------------------------------------------		 345,057         66,008
    Other--------------------------------------------------------------		 331,066       (178,362)
									    ------------   ------------
Net cash provided by (used in) operating activities--------------------        1,249,463       (909,915)
									    ------------   ------------

Cash flows from investing activities:
  Purchases of property and equipment----------------------------------          (51,782)      (295,824)
  Development of software----------------------------------------------         (938,531)    (1,323,733)
									    ------------   ------------
Net cash used in investing activities----------------------------------         (990,313)    (1,619,557)
									    ------------   ------------

Cash flows from financing activities:
  Proceeds from revolving credit agreement-----------------------------           ------        900,000
  Proceeds from sale of preferred stock--------------------------------            9,000         ------
  Proceeds from sale of common stock-----------------------------------            9,015         ------
  Proceeds from employee stock purchase plan---------------------------           53,300         15,230
  Proceeds from exercise of stock options------------------------------            2,575            826
  Principal payments under capital leases------------------------------          (19,475)       (15,789)
									    ------------   ------------
  Net cash provided by financing activities----------------------------           54,415        900,267
									    ------------   ------------
Effect of exchange rate changes on cash--------------------------------          (61,722)        83,418
Net increase (decrease) cash and cash equivalents----------------------          251,843     (1,545,787)
Cash and cash equivalents, beginning of period-------------------------          811,910      2,044,035
									    ------------   ------------
Cash and cash equivalents, end of period-------------------------------     $  1,063,753   $    498,248



Supplemental Disclosures of Cash Flow Information:
   Cash paid for income taxes------------------------------------------     $     52,268   $     55,596
   Cash paid for interest----------------------------------------------     $     27,875   $     22,590
Non-cash Financing and Investing Activities:
   Property and equipment acquired through capital leases--------------		  ------   $     39,396
   Accretion of put options related to exchangeable share rights-------     $    105,210   $    105,210



			    See accompanying notes to consolidated financial statements.


				     --Page 3--


				MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
			     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
						  (Unaudited)


							Three Months Ended	      Nine Months Ended
							   September 30,                 September 30,
						   ----------------------------   ----------------------------
						       2001            2000           2001            2000
						   -------------   ------------   -------------   ------------

Net income (loss)------------------------------    $     437,377   $ (2,638,116)  $     588,500   $ (4,152,056)
Other comprehensive loss -
  cumulative translation adjustment------------           40,231        (82,175)        (61,722)      (166,745)
					           -------------   ------------   -------------   ------------
Comprehensive net income (loss)----------------    $     477,608   $ (2,720,291)  $     526,778   $ (4,318,801)
						   =============   ============   =============   ============


			See accompanying notes to consolidated financial statements.


				     --Page 4--


		MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

	The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of its financial position.

(2)   Revenue Recognition

	The Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Revenues from computer hardware and computer software packages are recognized upon shipment. Revenues from software usage licensing, software maintenance and service contracts are deferred and recognized ratably over the contract period, which is generally one year. No significant Company obligations exist with regard to delivery or customer acceptance following shipment.

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

(4)  Net income (loss) per share

	Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding exchangeable and convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and September 30, 2000.


			      --Page 5--


						  Three Months Ended		 Nine Months Ended
						     September 30,		    September 30,
					      ---------------------------   ----------------------------
					     	  2001	         2000		2001		2000
					      ------------   ------------   -------------   ------------

Numerator:

Net income (loss)-------------------------    $    437,377   $ (2,638,116)  $     588,500   $ (4,152,056)
Accretion of put options------------------         (35,070)       (35,070)       (105,210)      (105,210)
Preferred stock dividends-----------------         (11,070)        ------         (33,165)        ------
					      ------------   ------------   -------------   ------------
Numerator for basic income (loss)
  per share-------------------------------    $    391,237   $ (2,673,186)  $     450,125   $ (4,257,266)
				              ------------   ------------   -------------   ------------

Adjustment for effect of assumed
  conversion of preferred stock-----------          11,070         ------          33,165         ------
					      ------------   ------------   -------------   ------------
Numerator of diluted income (loss)
   per share------------------------------    $    402,307   $ (2,673,186)  $     483,290   $ (4,257,266)
					      ------------   ------------   -------------   ------------



Denominator:

Weighted average common shares
  outstanding-----------------------------       6,126,811      5,794,888       6,015,610      5,786,187
					      ------------   ------------   -------------   ------------

Effect of exchangeable shares-------------         401,920         ------         409,024         ------
Effect of convertible preferred shares----         637,236         ------         633,181         ------
Effect of employee and director stock
  options---------------------------------         204,218         ------          70,700         ------
Effect of warrants------------------------         148,244         ------          68,265         ------
					      ------------   ------------   -------------   ------------
Denominator for diluted income
  (loss) per share------------------------       7,518,429      5,794,888       7,196,780      5,786,187
					      ------------   ------------   -------------   ------------

Basic income (loss) per share-------------    $       0.06   $     ( 0.46)  $        0.07   $      (0.74)
Diluted income (loss) per share-----------    $       0.05   $      (0.46)  $        0.07   $      (0.74)


	During the three and nine months ended September 30, 2001, options to purchase 653,817 and 1,475,163 shares of the Company's Common Stock at prices ranging from $1.40 to $6.00, respectively, were not included in the computa-tion of diluted income per share because the exercise prices for these options were greater than the average market price of the common stock during such period, and therefore their effect was anti-dilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

	Certain statements in this report that are not historical facts consti-tute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These state-ments are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product development, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's


				     --Page 6--


results of operation, unanticipated working capital and other cash require-ments, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circum-stances.

Overview

	Merge Technologies Incorporated ("Merge") is in the business of integrating radiology images and information into healthcare enterprise net-works. Merge products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes.
The Company delivers this tangible value to facilities of all sizes, but it specifically targets small to medium size healthcare facilities, multi-hospital groups, clinics and diagnostic imaging centers by working with customers to offer unique, phased, cost effective solutions to solve their image and infor-mation management and radiology workflow needs.

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

	Radiology departments and diagnostic imaging centers and their customers benefit from the Company's solutions in a variety of ways including: (i) net-working of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images which enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a phased, flexible and cost-effective way; and
(iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

	Net sales. Net sales increased $1,733,000, or 75%, in the three months ended September 30, 2001 to $4,036,000 from $2,303,000 in the three months ended September 30, 2000. The improvement in net sales reflects increased volume through each of the Company's distribution channels.

	Cost of goods sold. Cost of goods sold consists of purchased components and amortization of purchased and developed software. The cost of purchased components was 26% of net sales in the three months ended September 30, 2001 compared to 25% in the three months ended September 30, 2000.

	Amortization of purchased and developed software decreased to $241,000 in the three months ended September 30, 2001 from $337,000 of net sales in the comparable period in 2000. The decrease is due primarily to the write-down of obsoleted technologies in the three months ended September 30, 2000, which reduced the Company's ongoing amortization expense.

	Gross profit. Gross profit increased to $2,762,000 in the three months ended September 30, 2001 from $1,394,000 in the three months ended September 30, 2000. As a percentage of net sales, gross profit increased to 68% in the three months ended September 30, 2001 from 61% in the three months ended September 30, 2000. The Company implemented a number of initiatives to improve gross profits in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to high-margin software applications.


				     --Page 7--

	Sales and marketing. Sales and marketing expense decreased $371,000 in the three months ended September 30, 2001 to $1,028,000 from $1,399,000 in the comparable period last year due primarily to the reallocation of certain marketing resources to other departments.

	Product research and development. Product research and development expense decreased $74,000 in the three months ended September 30, 2001 to $499,000 from $573,000 in the three months ended September 30, 2000, due primarily to decreases in personnel.

	General and administrative. General and administrative expense decreased $152,000 in the three months ended September 30, 2001 to $563,000 from $715,000 in the three months ended September 30, 2000, due primarily to decreases in personnel and external consultant expenses.

	Depreciation and amortization. Depreciation and amortization expense decreased $41,000 in the three months ended September 30, 2001 to $187,000 from $228,000 in the three months ended September 30, 2000. The decrease was due in part to the write-down of certain non-performing intangible assets in the fourth quarter of 2000. Depreciation and amortization is assessed on capital equipment, goodwill and other intangible assets.

	Other income (expense). Other income (expense) was ($26,000) in the three months ended September 30, 2001 compared to $28,000 in the three months ended September 30, 2000. Other income (expense) in 2001 includes net interest income of $20,000, a $24,000 gain on settlement of accounts payable obligations at a discount, and a foreign currency transaction expense of $65,000.

	Income taxes. The Company recognized income tax expense of $21,000 in the three months ended September 30, 2001 and of $16,000 in the three months ended September 30, 2000, due primarily to Japanese income tax with-holding on software royalties.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

	Net sales. Net sales increased $2,075,000, or 23%, in the nine months ended September 30, 2001 to $11,144,000 from $9,069,000 in the nine months ended September 30, 2000. In the nine months ended September 30, 2001, net sales of professional services as well as sales through the Company's direct and OEM channels each increased over net sales in the nine months ended September 30, 2000.

	Cost of goods sold. Cost of goods sold consists of purchased com-ponents and amortization of purchased and developed software. The cost of purchased components was 27% for each of the nine months ended September 30, 2001 and 2000. During the nine months ended September 30, 2001, the Company recognized a $56,000 reduction to cost of goods sold which was the result of a settlement with a vendor relating to inventory.

	Amortization of purchased and developed software decreased to $694,000 or 6% of net sales in the nine months ended September 30, 2001 from $1,033,000 or 11% of net sales in the nine months ended September 30, 2000. The decrease is due primarily to the write-down of obsoleted technologies in the nine months ended September 30, 2000, which reduced the Company's ongoing amortization expense.

	Gross profit. Gross profit increased to $7,456,000 in the nine months ended September 30, 2001 from $5,546,000 in the nine months ended September 30, 2000. As a percentage of net sales, gross profit increased to 67% in the nine months ended September 30, 2001 from 61% in the nine months ended September 30, 2000. The Company implemented a number of initiatives to improve gross profits in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to high-margin software applications.

	Sales and marketing. Sales and marketing expense decreased $1,043,000 in the nine months ended September 30, 2001 to $3,036,000 from $4,079,000 in the nine months ended September 30, 2000 due primarily to the reallocation of certain marketing resources to other departments. In April 2001, the Company hired a Vice President of Marketing, who is implementing new marketing activities to help achieve sales goals.


				     --Page 8--

	Product research and development. Product research and development expense decreased $161,000 in the nine months ended September 30, 2001 to $1,469,000 from $1,630,000 in the nine months ended September 30, 2000, due primarily to decreases in personnel. In addition, the Company decreased its capitalized engineering expense $239,000 in the nine months ended September 30, 2001 to $968,000 from $1,206,000 in the nine months ended September 30, 2000.

	General and administrative. General and administrative expense decreased $394,000 in the nine months ended September 30, 2001 to $1,749,000 from $2,143,000 in the nine months ended September 30, 2000, due primarily to decreases in personnel and external consultant expenses. During the nine months ended September 30, 2001, the Company recorded an unusual expense to increase its bad debt reserve by $62,000, due primarily to the risk associated with collection on a past due account with a new client. This expense was offset in part by an unusual gain of $149,000 relating to a change in the Company's vacation policy.

	Depreciation and amortization. Depreciation and amortization expense decreased $100,000 in the nine months ended September 30, 2001 to $576,000 from $676,000 in the nine months ended September 30, 2000. The decrease was due in part to the write-down of certain non-performing intangible assets in the fourth quarter of 2000. Depreciation and amortization is assessed on capital equipment, goodwill and other intangible assets.

	Other income (expense). Other income (expense) was $40,000 in the nine months ended September 30, 2001 compared to ($3,000) in the nine months ended September 30, 2000. Other income (expense) in 2001 includes net interest expense of $67,000 and a $123,000 gain on settlement of accounts payable obligations at a discount. The effect of unrealized foreign currency transaction risk was a benefit of $1,700 in the nine months ended September 30, 2001.

	Income taxes. The Company recognized income tax expense of $41,000 in the nine months ended September 30, 2001 and of $37,000 in the nine months ended September 30, 2000, due primarily to Japanese income tax withholding on software royalties.

Liquidity and Capital Resources

	Operating cash flows. Cash provided by operating activities was $1,249,000 in the nine months ended September 30, 2001 compared to cash used in operating activities of $910,000 in the nine months ended September 30, 2000. During the nine months ended September 30, 2001, gross accounts receivable increased $1,044,000 to $3,155,000. Net of the allowance for bad debt, accounts receivable increased $978,000 to $3,027,000. Inventory decreased $450,000 in the nine months ended September 30, 2001 to $709,000, due to initiatives to increase inventory turns. Accounts payable decreased $840,000 in the nine months ended September 30, 2001 to $1,135,000.

	Investing cash flows. Cash used in investing activities was $990,000 in the nine months ended September 30, 2001 compared to $1,620,000 in the nine months ended September 30, 2000. Cash outflows for capitalized software were $939,000 in the nine months ended September 30, 2001 versus $1,324,000 in the nine months ended September 30, 2000. The decrease in investments in capital-ized software is due to reduced payroll and consultant expenses. Cash outflows for property and equipment were $52,000 in the nine months ended September 30, 2001 compared to $296,000 in the nine months ended September 30, 2000 due to tight cash management initiatives implemented in 2001. The Company expects investments in property and equipment to increase in 2002.

	Financing cash flows. Cash provided by financing activities was $54,000 in the nine months ended September 30, 2001 compared to $900,000 in the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company received proceeds of $74,000 from the sale of common and preferred stock and made payments of $19,000 on capitalized leases. In the nine months ended September 30, 2000, the Company drew $900,000 on its bank line of credit.

	At September 30, 2001, cash and cash equivalents were $1,064,000 compared to $812,000 at December 31, 2000 and the Company's current ratio was
1.28 on September 30, 2001 compared to 1.06 at December 31, 2000. Subsequent to September 30, 2001, the Company extended the term of its $3,000,000 bank line of credit through


				     --Page 9--


April 15, 2003, subject to certain advance ratios on accounts receivable and inventory. At September 30, 2001, the Company's borrowing base was $2,190,000 and the outstanding balance was $1,350,000.

	The Company completed a private placement of units consisting of common stock and warrants subsequent to September 30, 2001 and prior to reporting third quarter financial results. The proceeds of the private placement are $1,250,000.

	The Company believes that existing cash, together with the availability under its working capital line of credit and future cash flows from operations, will be sufficient to execute the business of the Company for the next 12 months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, During the next 12 months, it may be necessary to raise additional capital to meet long-term liquidity needs. If it is determined that additional capital is needed, funds will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising addi-tional capital, will be available in amounts or on terms acceptable to the Company. If the Company is unable to raise any needed additional capital, it could be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.


				     PART II

Item 2.	Changes in Securities

	In the nine months ended September 30, 2001, the Company sold shares of its Common Stock and Series A Preferred Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use the services of any finders or broker-dealers in connection with the offer and sale of these securities.

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

	In February 2001, 30,473 shares of non-registered Common Stock were sold to William C. Mortimore, Chairman and Chief Strategy Officer, in connec-tion with his employment agreement. In consideration for these shares, Mr. Mortimore paid $10,000 in cash and issued a promissory note in the amount of $10,000. The promissory note is a full recourse note with a term of six years. Interest is payable monthly at 5.07% per annum.

	In March 2001, the Company issued 23,459 shares of non-registered Common Stock to one individual in consideration for services rendered, the value of which was $36,667.

	In May 2001, the Company issued 12,502 shares of non-registered Common Stock with a value of $17,500 to seven non-management directors in con-sideration for service on the Board during their annual term.

	In July 2001, the Company issued 23,030 shares of non-registered Common Stock with a value of $22,094.43 to four individuals as payment for dividends on Series A Preferred Stock.

	In September 2002, the Company issued 7,661 shares of non-registered Common Stock with a value of $11,000 to Directors as consideration for meeting fees.


				     --Page 10--



	The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder.


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

		See Exhibit Index

(b)	No reports on Form 8-K were filed during the third fiscal quarter.


				     --Page 11--


SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the under-signed, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ Richard A. Linden  		Date:	November 14, 2001
   --------------------------------
Richard A. Linden
President and Chief Executive Officer

By: /s/ Colleen M. Doan			Date:	November 14, 2001
   --------------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)


				     --Page 12--

(a)	Exhibit No.

	 3.1	Articles of Incorporation of Registrant (2), Articles of
		Amendment as of June 16, 1998 (3), Articles of Amendment as of September 1, 1999 (6) and Articles of Amendment as of November 29, 2000 (7)

	 3.2	Amended and Restated By-Laws of Registrants as of February 3,
		1998 (1)

	10.2	Employment Agreement entered into as of September 1, 2000
		between Registrant and Richard A. Linden (6)

	10.3	Employment Agreement entered into as of September 1, 2000
		between Registrant and William C. Mortimore (6)

	10.5	1996 Stock Option Plan for Employees of Registrant dated
		May 13, 1996 (2)

	10.6	Office Lease for West Allis Center dated May 24, 1996 between
		Registrant and Whitnall Summit Company, LLC Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2) and Supplemental Office Space Lease for 1126 Operating Associates Limited Partnership dated
		April 11, 2000 (4)

	10.8	1998 Stock Option Plan for Directors (1)

	10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase
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


				     --Page 13--