Form 10KSB
period 2001-12-31
MERGE TECHNOLOGIES INC
filed 2002-04-01
CIK 944765

Form 10-KSB

                      [As last amended in Release No. 33-7505, effective January 1, 1999, 63 F.R. 9632]

                      U.S. Securities and Exchange Commission

                               Washington, DC  20549

                                    Form 10-KSB

            [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

           [  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the transition period from .......... to ..........

                     Commission file number ......................


                            MERGE TECHNOLOGIES INCORPORATED
                      Name of small business issuer in its charter


               Wisconsin                              39-1600938
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)              Identification Number)

            1126 South 70th Street, Milwaukee, Wisconsin  53214-3151
        (Address of principal executive offices)          (Zip Code)

                Issuer's telephone number:           414-977-4000
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

Issuer's revenues for its most recent fiscal year.     $15,741,059

The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on March 29, 2002 as reported on the NASDAQ Small Cap Market System, was approximately $36,745,475. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of each of the issuer's classes of common equity, as of March 29, 2002: 7,105,447.

                      DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III is incorporated by reference from the Company's Proxy statement for the 2002 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   -----    -----

                                     INDEX
                                    -------


								 PAGE
								------

PART I

  Item 1.       Description of Business				   1

  Item 2.       Description of Properties	  		   8

  Item 3.       Legal Proceedings		  		   8

  Item 4.       Submission of Matters to a Vote of Security
		  Holders					   8


PART II

  Item 5.       Market for Common Equity and Related
		  Stockholder Matters	 			   8

  Item 6.       Management's Discussion and Analysis of
		  Financial Condition and Results of Operations	  10

  Item 7.       Financial Statements				  17

  Item 8.	Changes in and Disagreements with Accountants
		  on Accounting and Financial Disclosure	  36


PART III

  Item 9. 	Directors, Executive Officers, Promoters and
		  Control Persons; Compliance with Section
		  16(a) of the Exchange Act			  37

  Item 10.      Executive Compensation				  37

  Item 11.      Security Ownership of Certain Beneficial
		  Owners and Management				  37

  Item 12.      Certain Relationships and Related Transactions	  37

  Item 13.      Exhibits and Reports on Form 8-K		  38

                                   PART I
				   ------


Item 1.		DESCRIPTION OF BUSINESS


Overview

     Merge Technologies Incorporated ("Merge" or "The Company") is in the business of integrating radiology images and information into healthcare enterprise networks. Merge products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value to healthcare facilities of all sizes, but it specifically targets small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers by working with its customers to offer modular, cost effective solutions to solve their image and information management and radiology workflow needs.

     The Company was founded in 1987. It has historically been viewed as a leading provider of medical diagnostic imaging and information connectivity technologies and professional consulting services for original equipment manufacturers ("OEMs"), value added resellers ("VARs") and healthcare facilities worldwide. Today, Merge believes it is at the forefront of integrated radiology workflow research and development, bringing modular software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

     Through its founder and Chairman, William C. Mortimore, the Company has been a key contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards such as HL-7, and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative co-sponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of more than thirty companies in the Radiology and Healthcare Information Systems fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. Merge has incorporated these standards in all its radiology workflow technologies and software applications establishing the basis for seamless integration of images and healthcare information across an organization's intranet or over the Internet.

     Radiology departments, diagnostic imaging centers and their patients benefit from the Company's solutions in a variety of ways including:
(i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images to enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a modular, flexible and cost-effective way:
(iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record; and (v) providing the means to view images and reports from any number of remote locations.

Business Strategy

     The Company is building on its global leadership position in the connectivity of medical imaging devices, its reputation for exceptional customer service, its expertise in radiology workflow integration and its technically innovative products to offer modular software solutions that complete the implementation of a full radiology workflow suite. This fully integrated, standards based workflow solution enables radiology to integrate with the rest of the healthcare enterprise. To accomplish this goal, the Company is exercising the financial and operational discipline necessary to attain the right combination of resources, products and strategic partnerships that will accelerate its ability to deploy and service a fully integrated radiology workflow solution to the healthcare and OEM/VAR marketplace.

     In the last year, the Company has focused on stabilizing and strengthening its financial foundation, enhancing its sales and distribution channels and moving toward the completion of the current product innovation plan, which is designed to create a comprehensive radiology workflow solution. In line with this tightly focused operational plan, the Company:

     - Reached its financial goals, as is described in this report.

     - Created a new marketing and communications unit to more effectively demonstrate the benefits of the Company's products and services, communicate a new message to the market relative to our expanded product offering and to more completely engage ongoing interaction with its customers.

     - Formed a new technical sales support and project management team to coordinate solution design and the efficient deployment of our solution to the satisfaction of the customer.

     - Added sales resources to both its OEM/VAR and direct distribution channels and established its professional services unit as a growing source of revenue and differentiation in the market.

     - Redesigned its product development model to focus on the timely delivery to the market of key software modules within the radiology workflow process. The results of which allowed the Company to:

          - Enhance its globally accepted DICOM toolkit with the added flexibility of the Java programming environment and Java classes upon which new Internet applications can be developed.

          - Bring new workflow functionality to the marketplace with the enhancements of its MergePort(Trademark) and ExamWorks + products to further the integration of images with healthcare information.

          - Introduce MergeWeb Healthcare 3.0, the only Java application, development and deployment platform focused specifically on the healthcare information systems sector that accelerates applications development while maintaining a single, fully integrated web-based environment.

          - Launch the MergeView(Trademark) radiology workflow application, which is designed to manage the distribution and visualization of diagnostic images across the healthcare enterprise.

          - Introduce the ImageChannel(Trademark) product that combines Merge's proven storage, toolkit and integration technologies with the visualization and wavelet technology of its partners, eFilm Medical and Pegasus Imaging Corporation, for on-demand image display and analysis anywhere in the healthcare enterprise.

          - Release MergeNet(Trademark), a product that securely provides referring physicians on-line access to radiology images and reports over the Internet using Merge ImageChannel(Trademark) wavelet streaming technology.

     The disciplined management of the Company's resources to realize these important accomplishments has created momentum within the Company that it believes will increase throughout 2002. Future growth will be driven by a continued concentration on the core aspects of the business: targeted sales/marketing activities with broader geographic coverage, modular product innovation, exceptional professional services, and expanding strategic partnerships that complement our internal efforts.

     Core to our business strategy are partners who can contribute functional and technical engineering expertise to the product innovation efforts underway by the Company's staff and who can expand the distribution of Merge's products and professional services. Carefully designed plans to include these partners are in place as a way to accelerate product development, increase market penetration and solidify the Company's market position as specialists in radiology workflow technologies. An example of a strategic partnership to accelerated product innovation is the joint development and technology sharing agreement with eFilm Medical, Inc. Under this agreement, Merge and eFilm have agreed to cross license certain technologies and jointly develop image distribution technologies under the ImageChannel(Trademark) label. This relationship provides Merge with innovative and industry recognized image visualization products that complement Merges' product offerings.

     Merge continues to benefit from long-term and growing OEM/VAR partnerships that have been in existence for approximately 15 years.
Building on these relationships is important to the Company's future development. Merge anticipates expanding key OEM/VAR relationships with customers such as Philips, GE, Siemens, Fuji, Emageon and others to include a broader offering of our radiology workflow products, well beyond our traditional connectivity and development toolkits. These important long-term partnerships represent an endorsement of the value of the Company's technologies and overall customer satisfaction, as well as opportunity for continued revenue growth.


Products and Services

     The Company, which has 85 employees, 81 of whom are full time, is a recognized leader in the engineering of radiology connectivity and workflow solutions. It has assembled a staff with deep expertise, global presence and a thorough understanding of radiology workflow processes. It also has allocated resources to the design and development of IHE concepts, which are gaining acceptance as the standard for interoperability between imaging and healthcare information systems throughout the healthcare enterprise.

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

     The Company's global presence and immersion into the creation of radiology communications and open medical standards place it in a strong position to monitor healthcare and technological forces that impact both equipment and software application innovations for the radiology industry. In addition, the Company's established OEM/VAR relationships allow it to work with leading modality manufacturers as they develop plans for new product introductions.
The product planning cycle is such that the Company can build in this knowledge and be prepared to meet market demand at the appropriate time. This strategy is allowing the Company to move its resources and attention to the development of software applications that can be integrated into the broader continuum of radiology workflow.

     The Company's products fall into three distinct categories: connectivity solutions, radiology workflow software applications, and professional services. Connectivity solutions continue to be a core competency of the Company to maintain its market-leading position and long-term OEM/VAR relationships.
The Company continues its product innovation in this area in order to provide flexible, state-of-the-art solutions to its OEM/VAR partners who incorporate these products directly into their new modality equipment offerings. While the OEM/VAR relationships are central to the distribution of these products, there is an increasing interest from healthcare organizations to purchase radiology workflow solutions, including connectivity products, directly from the Company to complete their individual image management strategies.

     A shift in product mix is occurring as the Company continues to develop its radiology workflow applications. These software applications are designed to complete the Company's fully integrated radiology workflow system product line that is packaged as a comprehensive suite of modules under the banner of PACSbuilder(Trademark). These modules meet the needs of both the Company's healthcare customers for building their picture and archiving communication system (PACS) solutions and its OEM/VAR partners to enhance the functionality of their product offerings. The Company is pursuing the completion of this product line through a dual strategy of using internal resources and strategic partnerships, and anticipates completing the last module in the PACSbuilder (Trademark) suite called MergeReport(Trademark) in the second quarter of 2002.

     Professional services consists of consultants, service engineers and project managers who provide training, advisory services, solution design consulting, solution installation, project management, on-going help desk and on-site service and medical standards validation to healthcare organizations, healthcare professionals and medical equipment manufacturers. Proprietary training materials are used to complement project planning, management tools and diagnostic testing products. Annual customer service packages are offered that are customized to the needs and configuration requirements of each client. These service packages are priced according to service intensity required and are reviewed annually to assure all customer needs are met. The Company offers this suite of professional services on a global basis, with '24/7 coverage', and through a combination of remote and on-site delivery. Growing the revenues from the sale of professional services continues to be an important focal point for the Company as it embraces an integrated customer service model and enhances product offerings with the completion of its radiology workflow applications. Additionally, the Company anticipates enhancing their professional service model to include on-line technologies designed to proactively monitor the status of deployed PACSbuilder(Trademark) solutions.


Markets and Customers

     Healthcare providers are starting to recover from the managed care strategies and government reimbursement pressures resulting from the Balanced Budget Act put in place through the 1990's, and have returned their focus to the operations of their healthcare delivery organizations. Key areas of emphasis are high quality diagnostic and treatment protocols for the care of the patients in their communities and operational efficiencies to increase patient satisfaction, address patient safety concerns and mitigate rising costs. The expenditures to re-tool the infrastructure of healthcare are significant and directed at making more comprehensive use of the advances in medical technology and telecommunications. This is seen as a cost effective means to reach optimum efficiency and market their services to the broadest population. Radiology image and information management plays a central role in the revamping of the healthcare delivery system.

     Within the United States, the Company is focusing its direct sales efforts on the small to middle market healthcare organizations with a size of less than 350 beds, outpatient clinics and radiology imaging centers. This market represents a segment of healthcare providers that desires imaging modality connectivity and the integration of radiology workflow, particularly as it relates to communicating throughout the healthcare enterprise and over long distances to access specialized care for their patients. This market has traditionally been under-served by image management and radiology systems companies due to the high cost of a traditional hardware-centric and proprietary PACS solution. To capitalize on this under-served market, the Company's focus is on providing flexible radiology workflow solutions in a modular, phased-in approach that allows for meeting short-term needs quickly and offering additional products to complete the film-less radiology workflow solution over time. Currently, 70% of the Company's existing customers are part of the small to medium sized hospital market segment and overall the Company provides products and services directly to approximately 7% of the domestic target market. The Company believes there is substantial room for growing market share and for additional product sales to existing customers.

     The Company places a strong emphasis on sustaining its reputation for high quality services and well-engineered products. The Company maintains strict compliance with the tenets of ISO 9001 and EN 46001 both in its domestic operations and European headquarters in the Netherlands. The certification covers its product development activities, manufacturing and worldwide service operations. These ongoing certifications to the ISO standard are a reflection of its commitment to maintaining service and product quality for its customers. The Company recently completed its ISO 9001 and ED 46001 re-certification in March 2002, further demonstrating its ongoing commitment to quality processes that translate into internal efficiencies and quality products for our customers.

     Responsiveness to customer needs, whether in service or product design and development, is a key component of the Company's approach to the marketplace. Late in 2000, the Company announced the formation of the Premier Partnership Program to increase its direct access to the needs of its healthcare customers. The Premier Partnership Program allows the Company to collaborate with healthcare professionals to develop medical informatic solutions for radiological diagnostic information, determine methodologies within radiology to decrease healthcare's operating costs, increase workflow efficiencies and focus on how the Company can assist in improving overall patient care. The charter members of the program are the Medical College of Wisconsin, the Mallinckrodt Institute of Radiology of Washington University in St. Louis, Missouri, and the University of California - Los Angeles Medical Center.
In 2001, Jersey Shore Medical Center, Methodist Healthcare of Memphis, Tennessee and Shands Jacksonville Medical Center in Florida joined this esteemed group of organizations. The Company looks forward to expanding participation in this program and to the contributions the program will make towards innovating the Company's products and professional services.


Sales, Marketing and Distribution

     Given the interest in PACS and teleradiology solutions, several market studies have been conducted. A recent study by Frost & Sullivan estimates that, within the decade, annual expenditures for electronic image and information management systems, or picture archiving communication systems ("PACS") will be approximately $1.1 billion. The Concord Consulting Group has released data which indicates that with service and upgrades the total PACS and teleradiology market will exceed $2.7 billion annually. In addition, the Technology Marketing Group study estimated that expenditures for radiology information systems ("RIS") will be approximately $220 million in that same time frame. Of this RIS market, more than 60% of the Company's target market segment indicated they would acquire new systems. Driving these expenditures is the realization that approximately 15% - 18% of the diagnostic imaging procedures are processed digitally, with the remaining portion still produced on film. Market studies indicate an acceleration in converting the healthcare diagnostic imaging setting to digital workflow now that modular, integrated, and cost effective solutions like those offered by the Company are now available.

     Additional studies indicate that the money being spent by healthcare organizations for these technologies is increasing 18-20% annually, with European data suggesting an annual growth rate of 20-25%. The Company's strategy is to provide a full suite of radiology workflow solutions to its target market and the Company's existing domestic client base of over 400 healthcare facilities, and to deliver functionality and value that taps into this combined PACS/RIS $1.3 billion annual market.

     The Company uses a multi-channel approach to reach its target customers. Over the last two years the Company has invested in building an international sales force to increase its market presence among both its OEM/VAR and healthcare customers. This Company's sales staff has extensive experience in radiology and diagnostic imaging services and has the ability to work in a consultative manner to design and customize the right solution for each customer.

     An important contributor to its sales success is maintaining and expanding its OEM/VAR partnerships. Currently, sales through this channel represent approximately 65% of the Company's annual revenue, and are expected to grow in dollar volume. The Company's direct sales force continues to stay focused on healthcare customers in the small to medium size hospital market and imaging centers, where the Company's modular, software-centric solutions create compelling value propositions. The Company's professional services group was enhanced this year to provide pre-sale assistance as well as ongoing support. The contribution to total revenue from direct sales and professional services activities increased substantially in 2001 to nearly 35% and is expected to increase its contribution again in 2002.

     Continued visibility in the marketplace is also important to the Company's overall marketing strategy. The Company created a Marketing and Communications unit that has centered its activities on developing marketing materials, expanding the brand of the Company to include a full suite of radiology workflow solutions, establishing an electronic process for reaching customers through a redesigned website and automated e-mail campaigns, and creating new customer relationship programs. In addition, the Company regularly participates in major radiology and healthcare information system industry trade shows. The Company's ongoing participation in the IHE initiative and radiology industry panels regarding open communications and medical standards is an added opportunity to maintain the Company's thought-leader position, which is recognized by the healthcare industry and enables the Company to demonstrate its value on many levels.

     The value proposition to the Merge customer is aimed at improving the organization's efficiency and quality of patient care while reducing cost. The Company emphasizes how the implementation of various radiology workflow strategies reduces operational costs due to time reduction in the completion of an imaging study and diagnostic reporting cycle and improves patient care through increasing the speed with which the radiologist and primary caregiver can discuss diagnostic findings and institute appropriate treatment. Additionally, the Company's systems can enhance revenue due to increased referral activity from primary care physicians and increased accuracy of radiology billing and coding.


Competition

     The markets for the Company's products are highly competitive. Many customers purchase products from Merge and from its competitors as well. Competition is present from film vendors who offer certain components of the radiology workflow application and from current OEM partners who can offer products similar to Merge solutions. Analyzing the competitive environment by product line is illustrative of the Company's perspective and its strategies to mitigate the impact of competition on the Company's sales or market penetration.

     The historical connectivity solutions product line has been the mainstay of the Company, which pioneered its development. The competitive danger to this product today is that it is readily available and largely incorporated into most imaging modalities. The Company views its value added services, global operations, recognized brand and engineering strength as the way to protect its market share in this area. In addition, it has adopted an approach to engineering these products into the OEM's medical device through proprietary Application Program Interface ("API") that protects its intellectual capital. Upgrades to its products are continuous as changes are made by the radiology industry in the DICOM and HL-7 standards. The Company's customers can receive full benefit of these upgrades through annual service contracts.

     In the developing area of radiology workflow applications, there are many newly emerging competitors who offer portions of the integrated radiology network through their RIS and PACS to the market targeted by the Company. Merge relies on its nearly 15 years experience in working in all aspects of the radiology industry, its strong customer relations and its growing healthcare customer base as barriers to losing its market potential for its fully-integrated solution. In addition, the phased-in approach to implementing a customized fully-integrated solution is appealing to this target market and is the foundation of the Company's approach to this emerging area.

     Many of the current and potential competitors have greater resources than those that exist at the Company, including financial wherewithal, research and development, intellectual property and marketing. Many of these competitors may also have broader product lines and longer standing relationships with customers. The Company's ability to compete successfully depends on a number of factors both within and outside its control, including: product innovation; product quality and performance; price; experienced sales, marketing and service professionals; rapid development of new products and features; continued active involvement in the development of DICOM and other medical communication standards; and product and policy decisions announced by competitors. There can be no assurance that the Company will be able to compete successfully.


Intellectual Property Rights

     The Company has received U.S. Patent No. 5,740,428 dated April 14, 1998, U.S. Patent No. 5,950,207 dated September 7, 1999, New Zealand Patent No. 306009 dated February 7, 1996 and Australia Patent No. 704804 dated August 12,
1999 for the Merge WorkFlow products.   A U.S. patent has been applied for
Distributed Architecture for Health Care Environment, Patent Application No. 09/151902. The Company has also applied for additional foreign patents; however the Company generally does not rely solely on patent protection with respect to our products. Instead, it relies on a combination of copyright and trade secret laws, employee and third party confidentiality agreements and other measures to protect intellectual property rights pertaining to its systems and technology.


Medical, Regulatory and Government Standards and Reforms

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the U.S. healthcare system have been, and will continue to be, considered by the U.S. Congress. The Company embraces the general philosophy that it will accept and utilize all appropriate industry standards in the development of its product and service offerings. Merge has positioned itself to assist its customers in the utilization, implementation and adherence to most major radiology standards and regulations. The Company, however, cannot predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, its financial condition and its results of operations.

     The following are examples of some of the environmental issues, standards and regulations that the Company monitors and prepares itself to address to protect its enterprise and that of its customers.

     - The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has mandated the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance date for implementation of security and confidentiality measures will go into effect on April 14, 2003. Merge is taking all the necessary measures to help enable its customers to meet HIPAA compliance for data management.

     - The U.S. Food and Drug Administration, which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions.

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

     The Company's principal facilities are located in Milwaukee, Wisconsin, in an approximately 27,000 square foot office leased through June 2005 at a rate of approximately $300,000 per year. The Company also lease a sales, administrative and service support office in Nuenen, the Netherlands, an engineering facility in Toronto, Canada and a sales office in Tokyo, Japan.

     The Company does not invest in any real estate or interests in real estate, investment in real estate mortgages or securities of or interest in persons presently engaged in real estate activities.



Item 3.		LEGAL PROCEEDINGS

     The Company is not involved in any material legal proceedings.



Item 4.  	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to it's shareholders for their vote during the fourth quarter of 2001.



                                    PART II
				    -------


Item 5. 	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's common stock commenced trading on the Nasdaq Small Cap Market System on January 29, 1998, under the symbol MRGE.

The following table sets forth for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq:


	Common Stock Market Prices
	--------------------------

	2001                4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
	-----		    -----------  ----------   -----------  -----------

	High................   $5.550       $2.000       $1.450       $1.410
	Low.................   $1.500	    $1.250	 $0.750       $0.660


	2000
	-----

	High................   $1.406	    $2.688       $4.063       $6.125
	Low.................   $0.531	    $1.563	 $2.125       $2.000

     According to the transfer agent records, the Company has 179 stockholders of record of common stock as of March 29, 2002. The Company estimates that there are in excess of 1,200 beneficial holders of its common stock.


Dividend Policy

     The company has not paid any cash dividends on its common stock since formation. It currently does not intend to declare or pay any cash dividends on its common stock in the foreseeable future.

     In November 2000, the Company amended its Articles of Incorporation to designate 1,000,000 shares of preferred stock as Series A Preferred. The Series A Preferred Stock is subject to an 8% cumulative cash dividend payable quarterly.

     The Company's revolving line of credit with Lincoln State Bank restricts payment of dividends if it is not in compliance with the loan covenants of its borrowing document, which include a funded debt to equity ratio of 0.4 to 1, monthly financial reporting and compliance with maximum advance ratios.
Any payment of future dividends will therefore be dependent upon the Company's earnings and the outstanding balance on its bank line of credit.


Sales of Securities During 2001

     During the year ended December 31, 2001, the Company sold shares of its common stock and Series A Preferred Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"). The Company did not use the services of any placement agents or broker-dealers in connection with the offer and sale of these securities except for the sale of 629,032 shares of common stock in 2001, for which it paid a placement fee of $48,750 to Belle Haven Investments, a registered securities broker.

     In January and February 2001, the Company issued warrants to purchase 25,267 shares of common stock to two individuals in connection with a bank guarantee. The warrants vest immediately and have a term of three years. The Company valued the warrants at $9,879 using the Black-Scholes option-pricing model.

     In February 2001, the Company sold 24,000 shares of Series A Preferred Stock to two individuals for $9,000 in cash and $15,000 in services rendered. Each share of Series A Preferred Stock is convertible into one share of the Company's common stock at any time. In conjunction with this, the Company issued warrants to purchase 12,000 shares of common stock. The warrants vest immediately and have a term of three years. The Company valued the warrants at $3,872 using the Black-Scholes option-pricing model.

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

     In May 2001, the Company issued 12,502 shares of non-registered common stock with a value of $17,500 to seven non-management directors in consideration for service on the Board during their annual term.

     In July 2001, the Company issued 23,030 shares of non-registered common stock with a value of $22,095 to four individuals as payment for dividends on Series A Preferred Stock.

     In September 2001, the Company issued 7,661 shares of non-registered common stock with a value of $10,990 to Directors as consideration for meeting fees.

     In October 2001, the Company issued 7,141 shares of non-registered common stock, with a value of $11,069, to four individuals as payment for dividends on Series A Preferred Stock.

     In October 2001, the Company sold 806,452 shares of non-registered common stock to seven parties for $1,250,002. In conjunction with this sale of common stock, the Company issued warrants to purchase 403,225 shares of common stock for $2.00 per share. The warrants vest six months from the date of issuance and have a term of four years. The Company valued the warrants at $385,773 using the Black-Scholes option-pricing model.

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

     The Company was founded in 1987. It has historically been viewed as a leading provider of medical diagnostic imaging and information connectivity technologies and consulting solutions for original equipment manufacturers ("OEMs"), value added resellers ("VARs") and healthcare facilities worldwide. Today, Merge believes that it is at the forefront of integrated radiology workflow research and development bringing modular software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

     Radiology departments and diagnostic imaging centers and their customers benefit from the Company's solutions in a variety of ways including: (i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a phased, flexible and cost-effective way; (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record; and (v) providing the means to view images and reports from any number of remote locations.


Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net sales. Net sales increased by 25% to $15,741,000 in 2001 from $12,613,000 in 2000. Net sales of products and software made directly to healthcare facilities increased 167% to $2,922,000 from $1,095,000 in 2000.
Net sales to OEM/VARs and dealers increased 4% to $10,534,000 from $10,141,000 in 2000. Net sales of professional services increased 30% to $1,430,000 in 2001 from $1,104,000 in 2000. Net sales of products sold through the Company's service group, including upgrades, hardware replacement and service parts, increased 213% to $855,000 in 2001 from $273,000 in 2000.

     Cost of sales. Cost of sales consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales to 26% in 2002 from 32% in 2000. The decrease in the cost of components as a percentage of net sales is due primarily to the Company's sales mix, which consists of a greater percentage of higher margin products and services. Also, cost of sales as a percentage of net sales was higher in 2000 in part due to inventory provisions of $390,000 for obsolescence related to inventory parts that were determined to have no future value due to technology upgrades in the Company's products and a variance to physical count in both the U.S. and European offices.

     Amortization of purchased and developed software decreased to $932,000 or 6% of net sales in 2001 from $1,227,000 or 10% of net sales in 2000, due primarily to the write-down of obsolete technologies in the third quarter of 2000.

     Gross profit. Gross profit increased by 46% to $10,688,000 in 2001 from $7,334,000 in 2000. As a percentage of net sales, gross profit increased to 68% of net sales in 2001 compared to 58% in 2000 due to sales of higher margin products and to an increaese in net sales of professional services. Labor costs associated with professional services are included in sales and marketing expense. The Company implemented a number of initiatives to improve gross profit in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications.

     Sales and marketing. Sales and marketing expense decreased by 20% to $4,435,000 in 2001 from $5,520,000 in 2000, due primarily to the reallocation of certain marketing resources to other departments. The Company is focused on increasing revenues in 2002, and as a result, expects to modestly increase spending on sales and marketing during the course of the year.

     Product research and development. Research and development expense decreased by 22% to $1,870,000 in 2001 from $2,411,000 in 2000 due primarily to a decrease in personnel costs effective with the Company's October 2000 reduction in workforce. Capitalization of software development costs decreased to $1,436,000 in 2001 from $1,584,000 in 2000. However, engineering costs included in capitalization of software increased as a percentage of total engineering costs to 43% in 2001 from 40% in 2000. This increase was the result of engineering management's focus on near-term software development deliverables and a more efficient allocation of engineering resources to the design and construction of new software products.

     General and administrative. General and administrative expense decreased by 14% to $2,286,000 in 2001 from $2,663,000 in 2000 due primarily to decreases in personnel and external consultant expenses and a gain of $225,000 from derecognition of a liability relating to a change in the Company's vacation policy in which the maximum payment to terminated employees for unused vacation time was reduced.

     Depreciation and amortization. Depreciation and amortization expense decreased by 11% or $95,000 to $765,000 in 2001 from $860,000 in 2000. The decrease was due in part to a write-down of certain non-performing intangible assets in the fourth quarter of 2000. Depreciation and amortization is assessed on capital equipment, goodwill and other intangible assets.

     Restructuring and related items. The Company recorded an expense of $36,000 in 2001 and $255,000 in 2000 for restructuring and related items. In 2000, the restructuring expenses were $88,000 and reflected severance charges for eighteen positions eliminated in a workforce reduction in October 2000. Related expenses were $167,000 and reflect primarily the write-down of the assembled workforce capitalized as part of the 1999 acquisition of Intrepra Medical Imaging Network.

     Acquired in-process technology and software write-off. In September 2000, the Company recorded a charge of $975,000 for technologies replaced by the Merge WorkFlow platform. The Company also wrote down a $155,000 prepaid software license for which future product delivery from its vendor was at risk.

     Other income, expense. In 2001, interest expense was $119,000 and interest income was $45,000 compared to interest expense of $74,000 and interest income of $24,000 in 2000. Net other income, which was $137,000 in 2001, includes a gain of $197,000 for settlement of accounts payable obligations. Net other expense in 2000 was $89,000, which included $115,000 in charges for impairment of non-operating assets.

     Income taxes. The Company recorded an income tax expense of $87,000 in 2001, which reflects Japanese income tax withholding on software royalties and an anticipated alternative minimum tax obligation. The Company recognized an income tax expense in 2000 of $63,000, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net sales. Net sales decreased by 5% to $12,613,000 in 2000 from $13,300,000 in 1999. Net sales to OEM/VARs and dealers decreased 8% to $10,141,000 in 2000 from $11,075,000 in 1999, due primarily to lower than anticipated orders from dealers. Net sales of products and software made directly to healthcare facilities increased 65% to $1,095,000 in 2000 from $664,000 in 1999. Net sales of professional services increased 73% to $1,104,000 in 2000 from $639,000 in 1999. Net sales products sold through the Company's service group, including upgrades, hardware replacement and service parts, decreased 70% to $273,000 in 2000 from $992,000 in 1999 due to non-recurring business in 1999 for Y2K software upgrades.

     Cost of sales. Cost of sales consists of purchased components and amortization of purchased and developed software. The cost of purchased components increased as a percentage of net sales to 32% in 2000 from 24% in 1999. The increase in the cost of components as a percentage of net sales is due primarily to the Company's sales mix, which consisted of a greater percentage of lower margin products. Costs in 2000 were also adversely affected by inventory adjustments in the fourth quarter of $390,000 that include obsolescence expense related to inventory parts determined in December 2000 to have no future value due to technology upgrades in the Company's products and a variance to physical count in both the U.S. and European offices.

     Amortization of purchased and developed software was 10% of net sales in each of fiscal 2000 and fiscal 1999. Amortization of purchased and developed software, which is computed on a straight-line basis, has recently decreased by approximately $100,000 per quarter due to the writedown of obsoleted technologies in the third quarter of 2000.

     Gross profit. Gross profit decreased by 17% to $7,334,000 in 2000 from $8,791,000 in 1999. As a percentage of net sales, gross profit decreased to 58% of net sales in 2000 compared to 66% in 1999 due to sales of lower margin products and the inventory adjustments in the fourth quarter of 2000. Labor costs associated with net sales of professional services are included in sales and marketing expense.

     Sales and marketing. Sales and marketing expense increased by 8% to $5,520,000 in 2000 from $5,090,000 in 1999. This increase is due primarily to additional sales, marketing and service personnel associated with the launch of a direct sales strategy.

     Product research and development. Research and development expense increased by 9% to $2,411,000 in 2000 from $2,222,000 in 1999. The increase in research and development expense is due primarily to the cost of software engineers engaged in product development in the Toronto office for the full year. This workforce, which was added in September 1999 with the acquisition of Interpra Medical Imaging Network ("Interpra"), is engaged in new product development on Merge WorkFlow products.

     General and administrative. General and administrative expense increased by 37% to $2,663,000 in 2000 from $1,946,000 in 1999. The increase relates primarily to administration costs for operating subsidiaries in Toronto and Tokyo, both of which were established in the second half of 1999, and from additional information technology infrastructure to support our business and prepare for the anticipated expansion of sales.

     Depreciation and amortization. Depreciation and amortization expense increased by $209,000 to $860,000 in 2000 from $651,000 in 1999. The increase was due to amortization expense of intangible assets related to the acquisition of Interpra in September 1999 and the commencement of depreciation expense on the acquisition of capital equipment purchased in 1999 and 2000.

     Restructuring and related items. In 2000, the Company recorded an expense of $255,000 for restructuring and related items. The restructuring expenses were $88,000 and reflect severance charges for eighteen positions eliminated in a workforce reduction in October 2000. Related expenses were $167,000 and relate primarily the write-down of the assembled workforce capitalized as part of the Intrepra acquisition.

     Acquired in-process technology and software write-off. In September 2000, the Company recorded a charge of $975,000 for technologies replaced by the Merge WorkFlow platform. The Company also wrote down a $155,000 prepaid software license for which future product delivery from its vendor was at risk.

     In September 1999, a charge of $1.2 million was recorded for the in-process technology of Interpra Medical Imaging Network, Ltd. that had not reached technological feasibility as of September 3, 1999, the date which Merge acquired 100% of its voting stock. In addition, the Company recorded a charge of $441,000 for the write-down of software capitalized by Merge that was replaced by technologies acquired in the merger.

     Other income, expense. In 2000, interest expense was $74,000 and interest income was $24,000. Net other expense, which was $89,000 in 2000, included $115,000 in charges for impairment of non-operating assets and a credit of $35,000 for foreign currency transaction expense. Foreign currency transaction expense reflected the foreign exchange risk resulting from changes in the value of the Dutch guilder and Canadian dollar relative to the U.S. dollar on intercompany transactions that are not of a long-term investment nature. In 1999, interest income expense was $27,000 and interest income was $123,000, due to maintaining increased cash balances on deposit at the Company's bank.

     Income taxes. The Company recognized an income tax expense in 2000 and in 1999, despite incurring. losses for financial reporting purposes, due primarily to foreign income taxes. The Company recorded an income tax expense of $63,000 and $173,000 in 2000 and 1999, respectively, which reflects primarily Japanese income tax withholding on software royalties.



Liquidity and Capital Resources

     Operating cash flows. Cash provided by operating activities was $1,899,000 in 2001 The Company's positive operating cash flow was due primarily to its net income of $1,271,000. Significant changes in assets and liabilities include: an increase in accounts receivable of $1,273,000, which was the result of the increase in net sales during the year; a decrease in inventory of $614,000 reflecting continuing initiatives to increase inventory turns and reduce the average balance of in house inventory; and a decrease in accounts payable of $1,159,000 resulting from payments and negotiated settlements of older account balances.

     Investing cash flows. Cash used in investing activities was $1,585,000. Software capitalization company-wide was $1,436,000 in 2001, which represented a decrease from software capitalization of $1,585,000 in 2000, due primarily to decreases in personnel. Capital equipment purchases were $148,000, which is lower than the Company has historically invested in equipment purchases due to management initiatives to control spending. The Company expects to increase capital investments in 2002 as it deploys working capital from its 2001 private placement to projects that will accelerate sales and product innovation activities.

     Financing cash flows. Cash used in financing activities was $69,000 in 2001. In November 2001, the Company received $1,184,000 in net proceeds for a private placement of common stock and warrants. Due to its material cash balances in the fourth quarter of 2001, the Company paid $1,350,000 to reduce the balance on its revolving line of credit to zero.

     Total outstanding commitments at December 31, 2001 were as follows.



Contractual 		        Less than     1 - 3     4 - 5	   After
Obligations	       Total      1 year      years     years     5 years
----------------------------------------------------------------------------

Long Term Debt...... $  188,454  $    ---    $   ---   $188,454  $    ---

Capital Lease
Obligations.........     35,738    28,145      7,593        ---       ---

Operating Leases....  1,332,385	  412,401    749,026    170,958       ---
		     ----------  --------   --------   --------  --------
Total Contractual
Cash Obligations.... $1,556,577  $440,546   $756,619  $ 359,412  $    ---
		     ==========  ========   ========   ========  ========


     The Company also recorded a liability of $1,504,230 for put options on 420,000 shares, which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

     The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

     The Company believes that existing cash, together with the availability under its revolving credit agreement and future cash flows from operations, will be sufficient to execute the business plan in 2002. However, any projections of future cash inflows and outflows are subject to uncertainty.
In 2002, it may be necessary to raise additional capital for activities necessary to meet the Company's business objectives or its long-term liquidity needs. If it is determined that additional capital is needed, it will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to the Company.

Significant Accounting Policies

     The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies in which management makes significant estimates are revenue recognition, accounts receivable, inventory, software capitalization and other long-lived assets.

     Revenues from sales of WorkFlow systems sold directly to healthcare institutions are recognized on a percentage of completion basis as determined by management based on its assessment of the relative value of products, software, installation and other services included in the contracts. Changes in circumstances may cause management's estimates of the value of the contracts or the effort required to complete installations to change. Such changes would cause the Company to adjust downward the amount of revenue recognized or recognize less revenue than anticipated through the completion of the project.

     The Company's accounts receivable balance is reported net of an allowance for bad debt. Management determines collection risk and records allowances for bad debt based on the aging of accounts and past transaction history with customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

     Inventory is stated at the lower of cost or market. Management uses judgment to determine the potential impact of obsolescence and net realizable value due to technology changes and market changes on the carrying value of inventory. If market and technology changes occur more rapidly than estimated by management, inventory write-downs may be required.

     Software capitalization commences when management determines that projects have achieved technological feasibility. Amounts capitalized include estimates of overhead attributable to the projects. The useful lives of capitalized software are assigned by management based on expected lives of the software. Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If the Company determines in the future, that the value of capitalized software cannot be recovered, a write-down of the value of the capitalized software to its recoverable value may be required. If the actual useful life is of a project is shorter than the useful life estimated by the Company, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required.

     Other long term assets, including property and equipment, goodwill and other intangibles are amortized over their expected lives, which are estimated by management. Management also makes estimates on the impairment of long term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life is of a long term asset is shorter than the useful life estimated by the Company, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets may be required.


Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued SFAS No.
144, Accounting for the Impairment or Disposal for Long-Lived Assets.   SFAS
No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has evaluated the impact of adoption of SFAS No. 144 and has determined that the effect is not expected to be material to its consolidated financial statements.

     In June 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets were issued. In October 2001, SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued.
SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 replaces the requirements to amortize intangible assets with indefinite lives and goodwill with a requirement for an impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption.
After transition, the impairment test will be performed annually. SFAS 142 if effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact of adopting SFAS 142 on the Company's consolidated financial statements.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $310,739, which includes existing intangible assets that are not considered identifiable under SFAS No. 142. Amortization expense related to goodwill was $67,187 for the year ended December 31, 2001 and accumulated amortization was $177,381 at December 31, 2001. Because of the extensive effort needed to comply with adoption SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement cost. SFAS 143 must be applied starting with fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact that the adoption of SFAS 143 will have on the consolidated financial statements.

Item 7.		FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Merge Technologies Incorporated:

     We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Technologies Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Chicago, Illinois
February 20, 2002

                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                      ASSETS

                                                                             December 31,
				                                -----------------------------------
					                              2001	         2000
					                        ---------------    ----------------
Current assets:

 Cash.......................................................... $     1,042,893    $        811,910
 Accounts receivable, net of allowance for doubtful accounts of $170,572 and $62,349 at December 31, 2001 and
   December 31, 2000, respectively.............................       2,669,408           2,049,070
 Unbilled accounts receivable..................................	        472,912		      -----
 Inventory.....................................................	        542,136           1,159,115
 Prepaid expenses..............................................          93,831             140,045
 Taxes recoverable.............................................          23,486	            327,657
 Other current assets..........................................	          7,420               2,857
				                       	        ---------------    ----------------
Total current assets...........................................       4,852,086           4,490,654
					                        ---------------    ----------------
 Computer equipment............................................       3,321,304	          3,184,699
 Office equipment..............................................	        416,216	            410,640
					                        ---------------    ----------------
					                              3,757,520           3,595,339

 Less accumulated depreciation.................................       3,097,923           2,419,194
					                        ---------------    ----------------
Net property and equipment.....................................         639,597  	  1,176,145
Purchased and developed software, net of accumulated
  amortization of $5,042,779 and $4,271,898 at December 31,
  2001 and December 31, 2000 respectively......................       3,824,483           3,216,861
Long term accounts receivable..................................	        193,475	             ------
Goodwill, net of accumulated amortization of $177,381 and
  $110,193 at December 31, 2001 and December 31, 2000,
  respectively.................................................	        310,739             377,926
Other intangibles, net of accumulated amortization of $20,966 and $11,648 at December 31, 2001 and December 31, 2000,
  respectively.................................................	         44,260	             53,578
Other..........................................................         190,956	            210,396
					                        ---------------    ----------------
Total assets................................................... $    10,055,596    $      9,525,560
					                        ===============    ================


                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

 Current portion of obligations under capital leases........... $        23,384    $         27,371
 Line of credit................................................	         ------           1,350,000
 Accounts payable..............................................         815,177           1,974,641
 Accrued wages.................................................	        645,588 	    453,992
 Other accrued liabilities.....................................         258,989	            209,389
 Deferred revenue..............................................         480,446	            213,663
					                        ---------------    ----------------
Total current liabilities......................................       2,223,584	          4,229,056
					                        ---------------    ----------------
 Notes payable.................................................         152,141             149,127
 Put options related to exchangeable common stock..............       1,504,230	          1,363,950
 Obligations under capital leases, excluding current portion...           7,131              30,547
					                        ---------------    ----------------
Total liabilities..............................................       3,887,086	          5,772,680
					                        ---------------    ----------------

Shareholders' equity:

 Preferred stock, $0.01 par value: 4,000,000 shares authorized;
   one share issued and outstanding............................          ------              ------
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; 637,236 shares issued and outstanding at
   December 31, 2001 and 613,236 shares subscribed at
   December 31, 2000...........................................	          6,372	            467,316
 Common stock, $0.01 par value: 30,000,000 shares authorized;
   7,019,493 and 5,805,170 shares issued and outstanding at
   December 31, 2001 and December 31, 2000, respectively.......	         70,195 	     58,052
 Common stock subscribed; 22,173 shares and 189,760 shares at
   December 31, 2001 and December 31, 2000, respectively.......          17,082	            152,750
 Additional paid-in capital....................................      16,182,483	         14,373,798
 Common stock subscription receivable..........................         (35,000)            (50,000)
 Accumulated deficit...........................................      (9,924,055)	(11,194,813)
Accumulated other comprehensive income (loss) -
 cumulative translation adjustment.............................        (148,567)	    (54,223)
					                        ---------------    ----------------
Total shareholders' equity.....................................       6,168,510           3,752,880
					                        ---------------    ----------------
Total liabilities and shareholders' equity..................... $    10,055,596     $     9,525,560
					                        ===============    ================

             See accompanying notes to consolidated financial statements.

                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Years Ended December 31,
				                           ----------------------------------------
					                       2001          2000          1999
				                           ------------   -----------  ------------
Net sales................................................  $ 15,741,059  $ 12,612,575  $ 13,300,220

Cost of sales:
 Purchased components....................................     4,120,412     4,051,890     3,234,874
 Amortization of purchased and developed software........       932,460     1,226,618     1,274,827
				                           ------------   -----------  ------------
Total cost of sales......................................     5,052,872     5,278,508     4,509,701
				                           ------------   -----------  ------------
Gross profit.............................................    10,688,187     7,334,067     8,790,519
				                           ------------   -----------  ------------
Operating costs and expenses:
 Sales and marketing.....................................     4,434,956     5,520,130     5,089,600
 Product research and development........................     1,869,809     2,411,386     2,222,151
 General and administrative..............................     2,286,217     2,662,906     1,945,731
 Depreciation and amortization...........................       765,494       859,805       651,185
 Restructuring and related items.........................        35,825       254,970        ------
 Acquired in-process R&D and software write-off..........        ------     1,129,871     1,641,063
				                           ------------   -----------  ------------
Total operating costs and expenses.......................     9,392,301    12,839,068    11,549,731
				                           ------------   -----------  ------------
Operating income (loss)..................................     1,295,886    (5,505,001)   (2,759,212)

Other income (expense):
 Interest expense........................................      (118,929)      (73,670)      (26,998)
 Interest income.........................................        44,567        23,617       123,214
 Other, net..............................................       136,520       (89,061)      (62,608)
				                           ------------   -----------  ------------
Total other income (expense).............................        62,158      (139,114)       33,608
				                           ------------   -----------  ------------
Income (loss) before income taxes........................     1,358,044    (5,644,115)   (2,725,604)
Income tax expense.......................................        87,286        63,279       173,217
Net income (loss)........................................     1,270,758    (5,707,394)   (2,898,821)

Less:
 Accretion of put options................................       140,280       140,280        35,070
 Preferred stock dividends...............................        44,236         -----         -----
				                           ------------   -----------  ------------
 Net income (loss) available to common shareholders......  $  1,086,242   $(5,847,674) $ (2,933,891)
							   ============	  ===========  ============

Net income (loss) per share - basic......................  $       0.18   $     (1.01) $      (0.51)
Weighted average number of common shares outstanding -
  basic...................................................    6,178,821     5,792,945     5,778,225
				                           ============   ===========  ============

Net income (loss) per share - diluted....................  $       0.15   $     (1.01) $      (0.51)
				                           ============   ===========  ============
Weighted average number of common shares outstanding -
  diluted................................................     7,310,731     5,792,945     5,778,225
				                           ============   ===========  ============

             See accompanying notes to consolidated financial statements.

                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDARIES
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               For Years Ended December 31, 1999, 2000 and 2001

                                                                            Series A
			      	    Preferred Stock                     Preferred Stock
			  	----------------------  ---------------------------------------------

             			  Shares      Issued	  Shares    Subscribed    Shares     Issued
				  issued      amount	subscribed    amount	  issued     Amount
				----------  ----------	----------  ----------	----------  ----------
Balance at December 31, 1998	    ------  $   ------	     -----  $    -----       -----   $   -----
				----------  ----------  ----------  ----------  ----------  ----------

Adjustments to fractional shares    ------      ------       -----       -----       -----       -----
Issuance of preferred shares...	         1      ------	     -----	 -----	     -----	 -----
Issuance of exchangable share
  rights.......................	    ------	------	     -----	 -----	     -----	 -----
Exchange of share rights into
  common stock.................     ------	------	     -----	 -----	     -----	 -----
Accretion of put value
Net income (loss)..............	    ------	------	     -----	 -----	     -----	 -----
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	     -----	 -----
				----------  ----------  -----------  ---------	----------  ----------
Balance at December 31, 1999	         1  $   ------       -----	 -----	     -----   $   -----
				----------  ----------  -----------  ---------	----------  ----------

Accretion of put value.........	    ------	------	     -----	 -----	     -----	 -----
Issuance of options for
  services.....................	    ------	------	     -----	 -----	     -----	 -----
Exercise of stock options......	    ------	------	     -----	 -----	     -----	 -----
Exchange of share rights into
  common stock.................	    ------	------	     -----	 -----	     -----	 -----
Shares to be issued for services
  rendered.....................	    ------	------	     -----	 -----	     -----	 -----
Stock purchased under ESPP.....	    ------	------	     -----	 -----	     -----	 -----
Common stock subscriptions.....	    ------	------	     -----	 -----	     -----	 -----
Series A Preferred Stock
  subscriptions................	    ------	------	   613,236     467,316	     -----	 -----
Issuance of common stock
  warrants.....................	    ------	------	     -----	 -----	     -----	 -----
Net income (loss)..............	    ------	------	     -----	 -----	     -----	 -----
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	     -----	 -----
				----------  ----------  -----------  ---------	----------  ----------
Balance at December 31, 2000...	         1  $   ------	   613,236   $ 467,316	     -----  $    -----
				----------  ----------  -----------  ---------	----------  ----------

Accretion of put value.........	    ------	------	     -----	 -----	     -----	 -----
Issuance of common stock.......	    ------	------	     -----	 -----	     -----	 -----
Issuance of preferred stock....	    ------	------	  (613,236)   (467,316)    622,236	 6,222
Issuance of common stock
  warrants.....................	    ------	------	     -----	 -----	     -----	 -----
Stock purchased under ESPP.....	    ------	------	     -----	 -----	     -----	 -----
Exchange of share rights into
  common stock.................	    ------	------	     -----	 -----	     -----	 -----
Shares issued for services
  rendered.....................	    ------	------	     -----	 -----	    15,000	   150
Exercise of stock options......	    ------	------	     -----	 -----	     -----	 -----
Exercise of stock warrants.....	    ------	------	     -----	 -----	     -----	 -----
Preferred stock dividends
  declared.....................	    ------	------	     -----	 -----	     -----	 -----
Issuance of preferred stock
  dividend.....................	    ------	------	     -----	 -----	     -----	 -----
Reduction of stock subscription
  receivable from related party	    ------	------	     -----	 -----	     -----	 -----
Net income (loss)..............     ------	------	     -----	 -----	     -----	 -----
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	     -----	 -----
				----------  ----------  -----------  ---------	----------  ----------
Balance at December 31, 2001...	         1   $  ------	     -----   $   -----	   637,236  $    6,372
				==========  ==========	===========  =========	==========  ==========

                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDARIES
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year's Ended December 31, 1999. 2000

			      	                              Common Stock
			  	-----------------------------------------------------------------------
										Additional
             			  Shares    Subscribed	  Shares       Issued    paid-in     Accumulated
				subscribed    amount	  issued       amount	 capital       deficit
				----------  ----------	----------  ----------	-----------  -----------
Balance at December 31, 1998	    ------  $    -----   5,778,216  $   57,782  $13,931,432  $(2,588.598)
				----------  ----------  ----------  ----------  -----------  -----------

Adjustments to fractional shares    ------      ------       -----       -----        4,044        -----
Issuance of preferred shares...	         1      ------	     -----	 -----	      -----	   -----
Issuance of exchangable share
  rights.......................	    ------	------	     -----	 -----	    433,020	   -----
Exchange of share rights into
  common stock.................     ------	------	     3,173	    32	        (32)	   -----
Accretion of put value
Net income (loss)..............	    ------	------	     -----	 -----	    (35,072) 	   -----
Foreign currency translation
  adjustment...................	    ------	------	     -----	 -----	      -----   (2,898,821)
				----------  ----------  -----------  ---------	-----------  -----------
Balance at December 31, 1999	         1  $   ------    5,781,389  $  57,814  $14,333,392  $(5,487,419)
				----------  ----------  -----------  ---------	-----------  -----------

Accretion of put value.........	    ------	------	      -----	 -----	   (140,280) 	   -----
Issuance of options for
  services.....................	    ------	------	      -----	 -----	     49,875	   -----
Exercise of stock options......	    ------	------	     12,011	   120 	        706	   -----
Exchange of share rights into
  common stock.................	    ------	------	        952         10          (10)	   -----
Shares to be issued for services
  rendered.....................	    23,459      36,667	      -----      -----	      -----	   -----
Stock purchased under ESPP.....	    20,861	16,082	     10,818	   108	     15,121	   -----
Common stock subscriptions.....	    ------	------	      -----	 -----	      -----	   -----
Series A Preferred Stock
  subscriptions................	   145,350     100,001	      -----	 -----	      -----	   -----
Issuance of common stock
  warrants.....................	    ------	------	      -----	 -----	    114,994	   -----
Net income (loss)..............	    ------	------	      -----	 -----	      -----   (5,707,394)
Foreign currency translation
  adjustment...................	    ------	------	      -----	 -----	      -----	   -----
				----------  ----------  -----------  ---------	-----------  -----------
Balance at December 31, 2000...	   189,670  $  152,750    5,805,170  $  58,052  $14,373,798 $(11,194,813)
				----------  ----------  -----------  ---------	-----------  -----------

Accretion of put value.........	    ------	------	      -----	 -----	   (140,280) 	   -----
Issuance of common stock.......	  (186,809)   (136,668)   1,005,734     10,057    1,330,262	   -----
Issuance of preferred stock....	     -----	 -----	      -----	 -----      470,094        -----
Issuance of common stock
  warrants.....................	     -----	 -----	      -----	 -----	      9,879	   -----
Stock purchased under ESPP.....	     1,312       1,000       94,037        940       68,425 	   -----
Exchange of share rights into
  common stock.................	     -----	 -----	     31,096        311         (311)	   -----
Shares issued for services
  rendered.....................	     -----	 -----	     20,163        202	     43,138
Exercise of stock options......	     -----	 -----	     20,622        206       26,477	   -----
Exercise of stock warrants.....	     -----	 -----	     12,500        125       12,375	   -----
Preferred stock dividends
  declared.....................	     -----	 -----	      -----	 -----	    (44,236)       -----
Issuance of preferred stock
  dividend.....................	     -----	 -----	     30,171	   302       32,862 	   -----
Reduction of stock subscription
  receivable from related party       -----	 -----	      -----	 -----	      -----	   -----
Net income (loss)..............      -----	 -----	      -----	 -----	      -----    1,270,758
Foreign currency translation
  adjustment...................	     -----	 -----	      -----	 -----	      -----	   -----
				----------  ----------  -----------  ---------	-----------  -----------
Balance at December 31, 2001...	    22,173  $   17,082    7,019,493  $  70,195  $16,182,483  $(9,924,055)
				==========  ==========	===========  =========	===========  ===========



			      	              Common stock
			  	---------------------------------------
				   Stock       Cummulative     Total
             			subscription   translation  shareholders'
				receivable     adjustment      equity
				------------  ------------  -----------
Balance at December 31, 1998	$     ------  $     21,972  $11,422,588
				------------  ------------  -----------

Adjustments to fractional shares       -----         -----        4,044
Issuance of preferred shares...	       -----         -----	  -----
Issuance of exchangable share
  rights.......................	       -----	     -----	433,020
Exchange of share rights into
  common stock.................        -----	     -----        -----
Accretion of put value.........        -----         -----      (35,072)
Net income (loss)..............	       -----	     -----   (2,898,821)
Foreign currency translation
  adjustment...................	       -----	     -----       34,480
				------------   -----------  -----------
Balance at December 31, 1999	$      -----   $    60,452  $ 8,964,239
				------------   -----------  -----------

Accretion of put value.........	       -----	     -----     (140,280)
Issuance of options for
  services.....................	       -----	     -----	 49,875
Exercise of stock options......	       -----	     -----	    826
Exchange of share rights into
  common stock.................	       -----	     -----	  -----
Shares to be issued for services
  rendered.....................	       -----	     -----	 36,667
Stock purchased under ESPP.....	       -----	     -----	 31,311
Common stock subscriptions.....	     (50,000)	     -----	 50,001
Series A Preferred Stock
  subscriptions................	       -----	     -----	467,316
Issuance of common stock
  warrants.....................	       -----	     -----      114,994
Net income (loss)..............	       -----	     -----   (5,707,394)
Foreign currency translation
  adjustment...................	       -----	  (114,675)    (114,675)
				------------  ------------  -----------
Balance at December 31, 2000...	$    (50,000) $    (54,223) $ 3,752,880
				------------  ------------  -----------

Accretion of put value.........	      ------	    ------     (140,280)
Issuance of common stock.......	     (10,000)	    ------    1,193,651
Issuance of preferred stock....	      ------	    ------	  9,000
Issuance of common stock
  warrants.....................	      ------	    ------	  9,879
Stock purchased under ESPP.....	      ------	    ------	 70,365
Exchange of share rights into
  common stock.................	      ------	    ------	  -----
Shares issued for services
  rendered.....................	      ------	    ------	 43,490
Exercise of stock options......	      ------	    ------	 26,683
Exercise of stock warrants.....	      ------	    ------	 12,500
Preferred stock dividends
  declared.....................	      ------	    ------      (44,236)
Issuance of preferred stock
  dividend.....................	      ------	    ------	 33,164
Reduction of stock subscription
  receivable from related party	      25,000	    ------	 25,000
Net income (loss)..............       ------	    ------    1,270,758
Foreign currency cumulative
  translation adjustment.......	      ------	    94,344	(94,344)
				------------  ------------  -----------
Balance at December 31, 2001...	$    (35,000)  $  (148,567) $ 6,168.510
				============  ============  ===========


        See accompanying notes to consolidated financial statements.

                       MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,
				                         -----------------------------------------
					                     2001          2000           1999
				                         ------------   ------------  ------------
Cash flows from operating activities:
Net income (loss)....................................... $  1,270,758   $ (5,707,394) $ (2,898,821)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
 Depreciation and amortization..........................    1,697,955      2,086,423     1,541,568
 Amortization of discount on note assumed in merger.....       18,681         12,400         3,700
 Provision for doubtful accounts receivable.............      132,986        (13,055)       16,256
 Impairment of other intangibles........................       ------        142,399        ------
 Acquired in-process technology and software write-off..       ------      1,129,871     1,641,063
 Issuance of options and stock for services rendered....       68,490        143,852        ------
 Issuance of warrants for financing transactions........        9,879         ------        ------
 Change in assets and liabilities, net of acquisition:
   Accounts receivable..................................   (1,272,761)     1,049,947    (1,324,874)
   Inventory............................................      613,783        349,945       442,100
   Prepaid and other expenses...........................      (35,913)      (336,018)      (50,311)
   Accounts payable.....................................   (1,158,717)      (142,685)      920,304
   Accrued wages........................................      193,600         51,109      (398,329)
   Other accrued expenses...............................       45,840        (14,241)      391,391
   Deferred revenue.....................................      269,539          9,167        54,904
   Other................................................       45,045        (25,770)     (146,979)
				                          -----------     ----------    ----------
Net cash provided by (used in) operating activities.....    1,899,165     (1,264,050)      191,972
				                          -----------     ----------    ----------

Cash flows from investing activities:
 Purchases of property and equipment....................     (148,318)      (383,092)     (525,340)
 Development of software................................   (1,436,345)    (1,584,607)   (1,301,830)
				                          -----------     ----------    ----------
Net cash used in investing activities...................   (1,584,663)    (1,967,699)   (1,827,170)
                                                          -----------     ----------    ----------

Cash flows from financing activities:
 Proceeds from revolving credit agreement...............       ------      1,350,000        ------
 Repayment of revolving credit agreement................   (1,350,000)        ------        ------
 Repayment of notes acquired from Interpra..............       ------         ------       (37,653)
 Proceeds from sale of Series A Preferred Stock.........        9,000        525,000        ------
 Proceeds from exercise of stock options................       26,683            826        ------
 Proceeds from exercise of warrants.....................       12,500         ------        ------
 Proceeds from stock purchased under ESPP...............       70,365         31,311        ------
 Proceeds from sale of common stock, net of expenses....    1,193,652         50,001        ------
 Principal payments under capital leases................      (30,768)       (20,779)      (15,909)
				                          -----------    -----------    ----------
Net cash provided by (used in) financing activities.....      (68,568)     1,936,359       (53,562)
				                          -----------    -----------    ----------
Effect of exchange rate changes on cash.................      (14,951)        63,265        72,916

Net increase (decrease) in cash and cash equivalents....      230,983     (1,232,125)   (1,615,844)
Cash and cash equivalents, beginning of period..........      811,910      2,044,035     3,659,879
				                          -----------    -----------   -----------
Cash and cash equivalents, end of period................  $ 1,042,893    $   811,910   $ 2,044,035
			                                  ===========    ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes..............................  $     2,452    $    17,944   $    14,657
Cash paid for interest..................................      116,129         52,269        24,839


NONCASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through capital leases..        3,343         39,396        24,508
Payment of preferred stock dividends through issuance
  of common stock.......................................       33,164         ------        ------
Issuance of exchangeable shares and assumption of net
  liabilities for acquisition of Interpra...............       ------	      ------	 1,800,730
Accretion of put options related to exchangeable share
 rights.................................................      140,280        140,280        35,072

            See accompanying notes to consolidated financial statements.

                       MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


                                                                  Years Ended December 31,
				                         -----------------------------------------
					                     2001           2000           1999
				                         ------------   ------------  ------------

Net income (loss).....................................	$   1,270,758   $ (5,707,394) $ (2,898,821)
Accumulated other comprehensive income (loss) -
 Cumulative translation adjustment....................	      (94,344)      (114,675)       38,480
							-------------	------------  ------------
Comprehensive net income (loss).......................  $   1,176,414   $ (5,822,069) $ (2,864,341)
							=============	============  ============

            See accompanying notes to consolidated financial statements.

                        Merge Technologies Incorporated
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Nature of Operations

     Merge Technologies Incorporated and its wholly owned subsidiaries ("Merge" or the "Company"), is in the business of integrating radiology images and information into healthcare enterprise networks. Merge products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value to healthcare facilities of all sizes, but it specifically targets small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers by working with its customers to offer modular, cost effective solutions to solve their image and information management and radiology workflow needs.

(b)	Principles of Consolidation

     The consolidated financial statements include the financial statements of Merge Technologies Incorporated and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(c)	Inventory

     Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(d)	Property and Equipment

     Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

	Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of the Company's major classes of property and equipment are: for computer equipment five years for assets placed in service prior to December 31, 1997 and three years for assets acquired after December 31, 1997; and seven years for office equipment. Equipment held under capital leases is amortized using the straight-line method over the estimated useful life of the asset or the term of the lease. Leasehold improvements are amortized using the straight-line method over the term of the lease.

(e)	Purchased and Developed Software

     All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

     The Company assesses the recoverability of these costs each period by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows through the sale of that product.

(f)	Fair Value of Financial Instruments

     The Company's financial instruments include cash, accounts receivable, line of credit, accounts payable and certain accrued expenses. The carrying amounts approximate fair value because of the short maturity of these instruments or the rate is variable. The carrying value of notes payable is not materially different from its fair value.

(g)	Long-Lived Assets

     The Company accounts for long lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, under which the Company has reviewed long-lived assets and certain intangible assets and determined that their carrying values as of December 31, 2001 are recoverable in future periods.


(h)	Goodwill and Other Intangibles

     Goodwill represents the excess of purchase price over fair value of net assets acquired in the Signal Stream Technologies, Inc. and Interpra Medical Imaging Network, Ltd. acquisitions. Other intangibles include customer lists, assembled workforces and intellectual property from these acquisitions. Goodwill is amortized on a straight-line basis over ten years, the expected period to be benefited. Other intangibles are amortized on a straight-line basis over seven years.

     The Company has assessed the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of recoverability will be impacted if estimated future operating cash flows are not achieved.

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

(j)	Stock Option Plan

     The Company applies the provisions of the Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No.
25 and provide the pro forma disclosure provisions required by SFAS No. 123.

(k)	Revenue Recognition

     For software arrangements, the Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition and Related Amendments and Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Revenues from computer hardware and computer
software packages are recognized upon shipment.   No significant obligations
exist with regard to delivery or customer acceptance following shipment. Revenues from software usage licensing, software maintenance and service contracts are deferred and recognized ratably over the contract period, which is generally one year. Revenues from sales of workflow systems sold directly to healthcare institutions under contract are recognized on a percentage of completion basis as outputs are delivered.

(l)	Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)	Income (Loss) Per Share

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999.


                                                                  Years Ended December 31,
				                         -----------------------------------------
					                     2001           2000           1999
				                         ------------   ------------  ------------
Numerator:
Net income (loss)....................................... $  1,270,758   $ (5,707,394) $ (2,898,821)
Accretion of put options................................     (140,280)      (140,280)      (35,070)
Preferred stock dividends...............................      (44,236)        ------        ------
							 ------------	------------  ------------
Numerator for net income (loss) per share - basic....... $  1,086,242   $ (5,847,674) $ (2,933,891)
							 ------------	------------  ------------

Adjustment for effect of assumed conversion of
 preferred stock........................................       44,236         ------        ------
							 ------------   ------------  ------------
Numerator for net income (loss) per share - diluted..... $  1,130,478   $ (5,847,674) $ (2,933,891)
							 ------------	------------  ------------

Denominator:
Weighted average number shares of common stock
 outstanding............................................    6,178,821      5,792,945     5,778,225
							 ------------	------------  ------------
Effect of exchangeable shares...........................      405,181         ------        ------
Effect of convertible preferred stock...................      634,203         ------        ------
Effect of stock options.................................      312,373         ------        ------
Effect of warrants......................................      185,334         ------        ------
 							 ------------	------------  ------------
Denominator for net income (loss) per share - diluted...    7,310,731	   5,792,945     5,778,225
							 ------------	------------  ------------
Net income (loss) per share - basic..................... $       0.18   $     ( 1.01) $      (0.51)
Net income (loss) per share - diluted................... $       0.15   $     ( 1.01) $      (0.51)

     During the year ended December 31, 2001, the exchangeable share rights of the Company's common stock were not included in the computation of basic and diluted income per share because their effect was anti-dilutive.

     During the year ended December 31, 2001, options to purchase 648,594 shares of the Company's common stock at prices ranging from $2.00 to $6.00, respectively, were not included in the computation of diluted income per share because the exercise prices for these options were greater than the average market price of the common stock during such period, and therefore their effect was anti-dilutive.

     The following potentially dilutive common stock equivalent securities, including securities considered in the calculation of diluted earnings per share, were outstanding at December 31, 2001, 2000 and 1999.


					   2001	      2000	 1999
					---------  ---------  ---------
	Stock options.................	1,844,274  1,806,663  1,409,326
	Exchangeable shares...........	  384,779    415,875    416,827
	Warrants......................	1,024,610    596,618    190,000
	Preferred stock...............	  634,203      -----      -----
					---------  ---------  ---------
					3,887,866  2,819,156  2,016,153


(n)	Reclassifications

     Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current year.


(o)  	Foreign Currency Translation

     The Company uses the U.S. dollar for financial reporting purposes as substantially all of the Company's billings are in U.S. dollars. The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate. The resulting translation gains and losses are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of income.



(2)  ACQUISITIONS

     On September 3, 1999, the Company acquired 100% of the voting common stock of Interpra Medical Imaging Network, Ltd. of Canada. In consideration, the Company granted certain rights to the holders of 420,000 Interpra exchangeable shares. Each holder of Interpra exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for the Company's shares on a one for one basis, subject to adjustment provisions. During the period from August 31, 2004 until September 30, 2004, each exchangeable share holder may require the Company to purchase the exchangeable shares for $4.50 per share. At September 2004, any remaining exchangeable shares will automatically be converted to common stock of the Company.

     The acquisition of Interpra was accounted for under the purchase method of accounting and accordingly, the assets have been recorded at their estimated fair values at the date of acquisition based on a purchase price of $1,977,000. Acquired technology related to this transaction was $140,000 and is being amortized over a period of five years. Goodwill and other intangibles related to this transaction were $412,500, of which $237,500 is attributable to an acquired customer base and assembled workforce, and is being amortized over a period of seven years. The Company also recorded a one-time charge of $1,200,000 for the in-process technology of Interpra that had not reached technological feasibility at the date of the acquisition and write-down of $441,000 of software capitalized by the Company that was replaced by technologies acquired.

     In December 2000, the Company reduced other intangibles related to the acquisition by $172,274 to reflect the value which is recoverable in future periods. The resulting expense recorded by the Company, net of accumulated amortization, was $142,399.

     The pro forma unaudited results of operations had the acquisition occurred at the beginning of 1999 is as follows:

						  Year Ended
						 December 31,
						     1999
					        --------------
				   (in thousands, except for per share data)

		Net sales.....................	$      13,313
		Net loss......................	       (3,728)
		Basic loss per share..........	$       (0.65)



(3)  INDEBTEDNESS

(a)	Line of Credit

     In November 2001, the Company re-negotiated the revolving credit agreement and obtained more favorable advance ratios increasing the borrowing base to 25% of inventory, 75% of qualified domestic accounts receivable and 65% of qualified foreign accounts receivable effective January 2, 2002.
The revolving credit agreement matures in April 2003.

     In May 2000, the Company entered into a $3,000,000 revolving credit agreement with a bank. At December 31, 2001, the loan's interest rate was at the bank's prime rate of 4.75% and was collateralized by assets of the Company. Availability under the revolving credit agreement was subject to a borrowing base consisting of 25% of inventory, 70% of qualified domestic accounts receivable and 60% of qualified foreign accounts receivable. The calculated borrowing base was $2,334,000 and no amounts were outstanding. The Company incurred interest expense of $87,000 and $43,000 in 2001 and 2000, respectively.


(b)	Note Payable to Investor

     In September 1999, the Company assumed a $300,000 Canadian dollar five-year non-interest bearing note carried on the books of Interpra. At December 31, 2001 the U.S. dollar equivalents of the note was approximately $188,000. The note was discounted to reflect the current interest rate of 8% at the time the note was assumed. The discount is being amortized over a five-year period. The Company recognized interest expense related to this note of approximately $19,000 and $12,000 in 2001 and 2000, respectively. The note is due and payable in August 2004.


(4)  EMPLOYEE BENEFIT PLAN

     The Company maintains a defined contribution retirement plan (401(k)) covering employees who meet the minimum service requirements and have elected to participate. Company contributions, which are at the discretion of the Board of Directors, totaled $70,000, $78,000 and $67,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(5)  INCOME TAXES

     The provision for income tax consists of the following for the years ended December 31, 2001, 2000 and 1999.

				    2001        2000	   1999
				----------  ----------  ----------

	Current:
		Federal........	$  18,000   $   ------  $   ------
      		State..........	    2,000	 2,000	    16,000
		Foreign........	   67,000 	61,000     157,000
				----------  ----------  ----------
         Total Current.........	   87,000       63,000     173,000

	Deferred:
		Federal........	   ------       ------      ------
		State..........	   ------	------	    ------
				----------  ----------  ----------
         Total Deferred........	   ------	------	    ------


         TOTAL PROVISION.......	$  87,000   $   63,000  $  173,000


     Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 34% to income (loss) before income taxes as a result of the following:

						 YEARS ENDED DECEMBER 31,
				       ----------------------------------------
				           2001          2000	        1999
 				       ------------  ------------  ------------

Expected tax expense (benefit)........ $    462,000  $ (1,919,000) $   (927,000)
Total Increase (decrease) in income
  taxes resulting from:
 Nondeductible amortization and
   acquired in-process technology....        32,000       109,000       419,000
 Change in the valuation allowance
   allocated to income tax expense...	   (633,000)	1,815,000	612,000
 Research and experimentation credit.       156,000 	 (122,000)     (123,000)
 Nondeductible acquisition costs	     ------ 	   ------        60,000
 Nondeductible expenses..............	    (69,000)	  300,000	109,000
 Foreign tax credits.................	    (57,000)	   ------      (157,000)
 State and local income taxes, net of
  federal income tax benefits........         1,000	    1,000	 11,000
 Foreign withholding taxes...........	     67,000	   61,000       157,000
 Other...............................	    (10,000)	 (182,000)	 12,000
					------------  ------------  ------------
Actual tax expense...................	$    87,000   $    63,000   $   173,000

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                             DECEMBER 31,
						    --------------------------
						         2001	        2000
						    ------------  ------------

Deferred tax assets:
 Accounts receivable, principally due to allowance
  for doubtful accounts............................ $     59,000  $     27,000
 Accrued wages.....................................	 193,000       182,000
 Research and experimentation credit carryforwards.    1,674,000     1,693,000
 Other credit carryforwards........................	 367,000       291,000
 Net operating loss carryforwards..................    2,054,000     2,673,000
 Foreign net operating loss carryforwards..........    1,158,000     1,031,000
 Other.............................................       89,000       227,000
						    ------------  ------------
Total gross deferred tax assets....................    5,594,000     6,124,000
 Less valuation allowance..........................   (3,929,000)   (4,562,000)
						    ------------  ------------
 Net deferred tax asset............................    1,665,000     1,562,000

Deferred tax liabilities:
 Property and equipment, principally due to
   differences in depreciation.....................	 (50,000)     (141,000)
 Software development costs........................   (1,606,000)   (1,409,000)
 Customer list.....................................	  (9,000)      (12,000)
						    ------------  ------------
 Total gross deferred liabilities..................   (1,665,000)   (1,562,000)
						    ------------  ------------
Net deferred taxes................................. $     ------  $     ------
						    ============  ============


     The net change in the valuation allowance for the years ended December 31, 2001, 2000 and 1999 was a decrease of $633,000 and an increase of $2,304,000, and $1,465,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances.

     At December 31, 2001, the Company had federal net operating loss carryforwards and research credit carryforwards approximating $5,184,000 and $1,232,000, respectively, state net operating loss carryforwards and research credit carryforwards of $5,524,000 and $442,000, respectively, and foreign federal and provincial net operating loss carryforwards of $2,520,000 and $2,737,000, respectively. These losses and credits are available to offset future taxable income and tax, if any. The federal net operating loss carryforwards and research credit carryforwards expire in varying amounts beginning in 2009 and 2006, respectively, and continuing through 2020 and 2021 respectively. The state net operating losses and research credits expire in varying amounts beginning in 2012 and continuing through 2015. The foreign federal and provincial net opertaing loss carryforwards expire in varying amounts beginning in 2004 and continuing through 2008. A portion of the income tax loss carryforwards and credits are subject to certain limitations, which could impair the Company's ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in the Company's ownership should occur, the tax loss and tax credit carryforwards may be further limited.

(6)  LEASES

     The Company is obligated under various capital leases for computer equipment that expire at various dates during the next three years. The gross amount of computer equipment under capitalized leases and related depreciation in the following periods was: at December 31, 2001, $102,000 and accumulated depreciation $29,000; at December 31, 2000 equipment $98,000 and accumulated depreciation $22,000; and at December 31, 1999 equipment $59,000 and accumulated depreciation $21,000.

     The Company has a noncancelable operating lease for its main office facility that expires in June 2005. Total rent expense associated with this lease for the years ended December 31, 2001, 2000 and 1999 was approximately $334,000, $247,000 and $215,000, respectively. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payment as of December 31, 2000, are:

						  OPERATING       CAPITAL
						------------   ------------
	2002................................... $    412,401   $     28,145
	2003...................................      377,299          7,593
	2004...................................	     371,727         ------
	2005...................................	     170,958	     ------
	2006 thereafter........................	      ------         ------
						------------   ------------
	Total minimum lease payments...........	$  1,332,385   $     35,738
						============   ============
	Less amount representing interest......	       		      5,223
							       ------------
	Present value of net minimum capital
	 lease payments........................	      		     30,515
	Less current installments of
	 obligations under capital leases......	      		     23,384
							       ------------
	Obligations under capital leases,
	 excluding current installments........		       $      7,131
          						       ============

     In February 2002, the Company entered into a lease amendment for its main office facility in which it surrendered a portion of the premises. As a result, the aggregate minimum lease payment commitment decreased $240,000.


(7)  SHAREHOLDERS' EQUITY

(a)	Common stock

     In October 2001, the Company received subscriptions for $1,183,651, net of selling expenses of $66,351, as consideration for 806,452 shares of common stock. In conjunction with the sale of common stock, the Company also issued warrants to purchase 403,224 shares of common stock. The warrants are exercisable six months from the date of issuance for shares of the Company's common stock at a price of $2.00 per share and have a term of four years. The Company may demand exercise of the warrants within 30 days after notice when the closing bid price of its common stock is at least $4.00 for 30 consecutive trading days and the underlying shares of common stock have been registered under federal securities law.

     In October and July 2001, the Company issued an aggregate of 30,171 shares of common stock to Series A Preferred Stock shareholders as payment for dividends.

     In September and July 2001, the Company issued an aggregate of 20,163 shares of common stock to non-employee directors as consideration for meeting fees.

     In March 2001, the Company issued 23,459 shares of common stock to one individual, which were subscribed for in 2000, in consideration for services rendered in 2000.

     In February 2001, 30,473 shares of common stock were sold to William C. Mortimore, Chairman and Chief Strategy Officer, in connection with his employment agreement.


(b)	Preferred Stock

     In September 1999, the Company issued one share of preferred stock to its transfer agent, which serves as a trustee in voting matters on behalf of the exchangeable shareholders of the Company's Canadian subsidiary.


(c)	Series A Preferred Stock

     In February 2001, the Company issued 24,000 shares of Series A Preferred Stock to one individual and one director in consideration for $9,000 in cash and $15,000 in services rendered. In conjunction with the issuance of Series A Preferred Stock, the Company also issued warrants to purchase 12,000 shares of common stock. The warrants are immediately exercisable for shares of the Company's common stock at a price of $1.00 per share and have a term of the years. The Company may demand exercise of the warrants within 30 days after notice when the closing bid price of its common stock is at least $4.00 for 30 consecutive trading days and the underlying shares of common stock have been registered under federal securities law.

     In December 2000, the Company received subscriptions from two individuals for a total of $525,000 as consideration for 613,236 shares of Series A Preferred Stock. In conjunction with the sale of the Series A Preferred Stock, the Company also issued warrants to purchase 306,618 shares of common stock. The warrants are immediately exercisable for shares of the Company's common stock at a price of $1.00 per share and have a term of three years. The Company may demand exercise of the warrants within 30 days after notice when the closing bid price of its common stock is at least $4.00 for 30 consecutive trading days and the underlying shares of common stock have been registered under federal securities law.

     In November 2000, the Company amended its Articles to designate
1,000,000 shares of its authorized preferred shares as Series A Preferred Stock. The Series A Preferred Stock is subject to an 8% cumulative cash dividend and has preference rights in the event of a liquidation. Each share of Series A Preferred Stock may be converted into one share of the Company's common stock at any time. The Company may demand conversion of the Series A Preferred Stock to shares of common stock when the closing bid price of its common stock is at least $4.00 for 30 consecutive trading days and the underlying shares of common stock have been registered under federal securities law.

(d)	Stock Option Plan

     The Company maintains a stock option plan for employees of Merge which provides for the grant of a maximum of 2,015,826 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of the options vested 25% immediately with the remaining vesting over a three-year period. The options granted under this plan expire six years from the date of grant.

     In 1998, the Company established a stock option plan for non-employee directors of Merge which provided for the granting of a maximum of 100,000 options to purchase common stock. In May 2000, shareholders of the Company voted to increase the number of shares of common stock subject to the director stock option plan to 300,000. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of options granted under this plan vest as to one third of such shares on each of the first, second and third anniversaries of the date of issuance. The options granted under this plan expire ten years and one day from the date of grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


		     Expected
	 	      Option
	  Year of      Life	  Expected   Dividend	  Risk-free
	   Grant    (in years)   Volatility    Yield	Interest Rate
	----------  ----------  ----------  ----------  -------------
	   1999	      6 - 10	    50%		0%	5.83% - 6.49%
	   2000	      6 - 10     50% - 70%      0%      5.73% - 6.50%
	   2001	      6 - 10 	    50%  	0%	3.90% - 5.41%


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

							    2001          2000	        1999
							------------  ------------  ------------
Net income (loss) available to common shareholders
  As reported.......................................... $1,086,242    $(5,847,674)  $(2,933,821)
  Pro forma............................................    801,689     (6,217,850)   (3,237,034)

Net income (loss) per share
  Basic as reported.................................... $     0.18    $     (1.01)  $     (0.51)
  Diluted as reported..................................       0.15          (1.01)        (0.51)

  Basic pro forma......................................	$     0.13    $     (1.07)  $     (0.56)
  Diluted pro forma....................................       0.11          (1.07)        (0.56)

A summary of stock options is as follows:

										   WEIGHTED
								  WEIGHTED	   AVERAGE
								  AVERAGE	  FAIR VALUE
								  EXERCISE	  OF OPTIONS
						   NUMBER	    PRICE	   GRANTED
						------------	------------	------------
Options outstanding, December 31, 1998.........	     968,806    $       2.80
Options granted................................      493,000            1.25 	        0.69
Options forfeited..............................      (52,480)	        4.08
						------------	------------
Options outstanding, December 31, 1999.........    1,409,326	$       2.21

Options granted................................	     589,028	        1.78	        1.02
Options exercised..............................	     (23,867)	        1.48
Options forfeited..............................	    (167,824)	        1.88
						------------	------------
Options outstanding, December 31, 2000.........	   1,806,663	$       2.09

Options granted................................	     185,000		1.60		0.89
Options exercised..............................	     (23,422)		1.29
Options forfeited..............................	    (123,967)		2.63
						------------	------------
Options outstanding, December 31, 2001.........	   1,844,274    $       2.01
						============	============
Options exercisable, December 31, 2001.........	   1,220,876    $       2.19
						============	============

The following table summarizes information about stock options outstanding at December 31, 2001:


	            OPTIONS OUTSTANDING				    OPTIONS EXERCISABLE
----------------------------------------------------------	---------------------------
				 WEIGHTED
				 AVERAGE	 WEIGHTED			  WEIGHTED
 RANGE OF	  NUMBER	 REMAINING	 AVERAGE	  NUMBER	  AVERAGE
 EXERCISE	    OF		CONTRACTUAL	 EXERCISE	   oF		  EXERCISE
  PRICES	  SHARES	   LIFE		  PRICE		  SHARES	   PRICE
----------	----------	----------	----------	----------	----------
$1.00		   247,750	      4.98	      1.00	    43,375	      1.00
 1.03		   147,500	      3.87	      1.03	   112,500	      1.03
 1.06		    33,000	      3.82	      1.06	    16,500	      1.06
 1.40		    30,000	      9.39	      1.40	    30,000	      1.40
 1.47		   153,500	      3.53	      1.47	   118,936	      1.47
 1.48		   571,430	      0.79	     $1.48 	   571,430	     $1.48
 1.51		    12,500	      5.75	      1.51    	     -----	     -----
 2.00		   362,278	      4.67	      2.00	    90,569	      2.00
 2.13		    22,500	      8.10	      2.13	    22,500	      2.13
 2.19		     2,500	      7.90	      2.19	     2,500	      2.19
 2.75		    42,500	      5.72	      2.75	    23,750	      2.75
 4.00		    30,000	      5.92	      4.00	     -----	     -----
 6.00		   188,816	      2.27	      6.00	   188,816	      6.00
		----------	----------	----------	----------	----------
		 1,844,274	      3.26  	     $2.01	 1,220,876	     $2.19


(e)	Stock Purchase Plan

     In July 2000, the Company instituted an employee stock purchase plan which allows employees to purchase stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions.

     Employees contributed $70,365 and $31,311 during 2001 and 2000, respectively, to purchase shares of the Company's common stock under the employee stock purchase plan.

(f)	Warrants

     In October 2001, in conjunction with the sale of common stock, the Company issued warrants to purchase 403,225 shares of common stock at $2.00 per share. The warrants will expire in October 2005. The grant-date fair values of warrants calculated using the Black Scholes model ranged from $.84 to $1.87 per warrant.

     In January and February 2001, the Company issued warrants to purchase 25,267 shares of common stock at $1.00 per share to two employees in conjunction with a bank guarantee. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of 3 years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 5.77% and 5.90%. The warrants will expire in January and February 2004. The grant-date fair value of warrants calculated using the Black Scholes model was $0.35 and $0.44 per warrant.

     In February 2001, the Company issued warrants to purchase 12,000 shares of common stock at $1.00 per share to one individual and one director in conjunction with the sale of Series A Preferred Stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of 3 years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 4.71% and 4.72%. The warrants will expire in February 2004. The grant-date fair value of warrants calculated using the Black Scholes model was $0.38 and $0.22 per warrant.

     In December 2000, in conjunction with the sale of Series A Preferred Stock, the Company issued warrants to purchase 306,618 shares of common stock at $1.00 per share. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of 3 years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 5.04% and 5.11%. The warrants will expire in December 2003. The grant-date fair value of warrants calculated using the Black Scholes model was $0.18 per warrant.

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

     At December 31, 2001, the following warrants to purchase the Company's common stock were outstanding. All of the warrants issued prior to October 2001 were exercisable. The warrants issued in October 2001 will be exercisable in April 2002.
				          SHARES
	    ISSUE        EXPIRATION	  UNDER	       EXERCISE
	    DATE	    DATE	 WARRANTS        PRICE
	--------------  -------------  ------------  ------------
	January, 1998 	January, 2003 	  190,000    $    7.800
	October, 2000   October, 2005	  100,000	  1.156
	December, 2000  December, 2003	  294,118	  1.000
	January, 2001	January, 2004	   13,600	  1.000
	February, 2001	February, 2004	   23,667	  1.000
	October, 2001	October, 2005	  403,225	  2.000
				       ------------
			TOTAL		1,024,610


(g)	Exchange Rights

     As part of its acquisition of Interpra, the Company granted rights for the issuance of 420,000 shares of common stock to holders of Interpra exchangeable shares. Exchangeable shareholders also have the right to require the Company to purchase the exchangeable shares at $4.50 per share from August 31, 2004 through September 30, 2004.



(8)  GEOGRAPHIC, BUSINESS AND CREDIT CONCENTRATION

     At December 2001, the Company had a long term accounts receivable balance from one customer in the amount of $193,475. Monthly payments due over 63 months to commence in March 2002. The receivable bears interest at a rate of 6.3%.

     Foreign sales, denominated in U.S. dollars, accounted for approximately 36%, 41%, and 39% of the Company's net sales for the years ended December 31, 2001, 2000, and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, sales in foreign currency represented 5%, 4%, and 7%, respectively, of the Company's net sales.

     The Company's European sales office is in Nuenen, the Netherlands. Revenues are attributed to countries based on the originating office of the related orders. Net sales for the Netherlands sales office were approximately $4,440,000, $4,139,000 and $3,800,000 in the years ended December 31, 2001,
2000 and 1999, respectively. The value of long-lived assets in service at the Nuenen sales office was not material in 2001 and 2000.

     The Company had one customer and two distributors that comprised 16%, 13% and 10% of net sales for the year ended December 31, 2001. For the year ended December 31, 2000 the Company had one distributor that comprised for 14% and one distributor and one customer that comprised for 12% each of net sales. Two customers represented for 18% and 16% of accounts receivable at December 31, 2001. For the year ended December 31, 2000, accounts receivable from two distributors and two customers accounted for 14%, 13%, 13% and 12%, respectively, of accounts receivable.

     In October 2000, the Company established a sales office in Tokyo, Japan. Orders from customers in Japan are processed in the U.S. and are considered U.S. based sales. The value of long-lived assets in service at the Tokyo office was not material in 2001 and 2000.



(9)  RELATED PARTY TRANSACTIONS

     In November 2001, the Company forgave $25,000 of a $50,000 note receivable for a stock subscription from Richard A. Linden, President and CEO. The loan forgiveness occurred pursuant to Mr. Linden's employment contract.

     In March 2001, the Company entered into a consulting arrangement with a director who received $35,000 in compensation for consulting services provided in 2001. The consulting services consist of marketing, strategic planning and investor relations. The consulting agreement ended in December 2001.

     In February 2001, the Company sold 30,473 shares of non-registered common stock to William C. Mortimore, Chairman and Chief Strategy Officer, in connection with his employment agreement. In consideration for these shares, Mr. Mortimore paid $10,000 in cash and issued a promissory note in the amount of $10,000. The promissory note is a full recourse note with a term of six years. Interest is payable monthly at 5.07% per annum.

     In December 2000, the Company sold 145,350 shares of non-registered common stock to Richard A. Linden, President and Chief Executive Officer, in connection with his employment agreement. In consideration for these shares, Mr. Linden paid $50,000 cash and issued a promissory note in the amount of $50,000. The promissory note is a full recourse note with a term of six years. Interest is payable monthly at 5.87 per annum.

     In January 2000, the Company entered into a one-year consulting agreement with two of its directors. In consideration for their services, the Company issued options to purchase 30,000 shares of common stock, 22,500 of which have an exercise price of $2.125 per share and 7,500 of which have an exercise price of $2.75 per share. One of the directors also received a monthly fee of $2,500 for 12 months.



Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE

	None.

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


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this item is incorporated by reference to the information set forth under the caption "Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


Item 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13.  EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibit No.
----------------

	3.1	Articles of Incorporation of Registrant (2), Articles of
		Amendment as of June 16, 1998 (3), Articles of Amendment as of September 1, 1999 (6), and Articles of Amendment as of November 29, 2000 (6).

	3.2	Amended and Restated By-Laws of Registrant as of February 3,
		1998 (1)

	10.2	Employment Agreement entered into as of November 29, 2001
		between Registrant and Richard A. Linden

	10.3	Employment Agreement entered into as of December 21, 2001
		between Registrant and William C. Mortimore

	10.5	1996 Stock Option Plan for Employees of Registrant dated
		May 13, 1996 (2)

	10.6	Office Lease for West Allis Center dated May 24, 1996 between
		Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2), Supplemental Office Space Lease for 1126 West Allis Operating Associates Limited Partnership dated April 11, 2000 (4) and Second Amendment to Lease dated January 11, 2002 between Registrant and 1126 West Allis Operating Associates, Limited Partnership

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

	  (5)	Incorporated by reference to Proxy Statement for 2000 Annual
		Mailing of Shareholders dated May 9, 2000.

	  (6)	Incorporated by reference to Annual Report on Form 10-KSB for
		the fiscal year ended December 31, 2000.

                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    	REGISTRANT
                          		MERGE TECHNOLOGIES INCORPORATED


Date:   March 29, 2002			By:  /s/
					Richard A. Linden
					President and Chief Executive Officer

Date:   March 29, 2002			By:  /s/
					Colleen M. Doan
					Chief Financial Officer, Treasurer and
					Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   March 29, 2002			By:  /s/
					William C. Mortimore
					Director and Chairman

Date:   March 29, 2002			By:  /s/
					Robert A. Barish, M.D.
					Director

Date:   March 29, 2002			By:  /s/
					Michael D. Dunham
					Director

Date:   March 29, 2002			By:  /s/
					Robert T. Geras
					Director

Date:   March 29, 2002			By:  /s/
					Anna M. Hajek
					Director

Date:   March 29, 2002			By:  /s/
					John D. Halamka, M.D.
					Director

Date:   March 29, 2002			By:  /s/
					Hymie S. Negin
					Director

EXHIBIT 10.2

                                EMPLOYMENT AGREEMENT

	THIS AGREEMENT ("Agreement") is made and entered into as of November 29, 2001, by and between RICHARD A. LINDEN (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). The terms of this Agreement shall supercede the terms of the Employment Agreement between the Executive and the Company dated September 1, 2000.

                                  R E C I T A L S:

	A.	The Company is engaged in the provision of medical diagnostic imaging connectivity hardware, software and consulting solutions for healthcare facilities. The business in which the Company is engaged in time-to-time during the term of this Agreement, inclusive of those new lines of business, if any, in which the Company is working toward entering from time-to-time are hereinafter collectively referred to as the "Business"; and

	B.	The Company desires to employ the Executive and the Executive desires to accept such employment;

	NOW THEREFORE, in consideration of the promises, mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Executive do hereby agree as follows:

	1.	Employment and Duties. On the terms and subject to the
conditions set forth in this Agreement, the Company agrees to employ the Executive as the President and Chief Executive Officer of the Company to perform such duties as are consistent with such position(s) as may be assigned, from time to time, by the Board of Directors of the Company (the "Board") and to render such additional services and discharge such other responsibilities as the Board may, from time to time, stipulate.

	2.	Performance. The Executive accepts the employment described in
Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board may, from time to time, stipulate.

	3.	Term. The term of employment commenced on September 1, 2000 as was described in the initial Employment Agreement letter dated September 1, 2000 (the "Commencement Date"). The term of employment shall remain in effect until terminated by either Executive or the Company by giving thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the Employment Period is hereinafter sometimes referred to as a "Year." The parties agree that this Agreement may be terminated subject to the aforesaid notice requirement by either party without cause or good reason at any time, and if by mutual consent without the obligation to pay any severance. The Board of Directors will review the Employment Agreement at its sole discretion, but no less frequently than every three (3) years subsequent to the date of this agreement.

	4.	Salary. For all the services to be rendered by the Executive hereunder, the Company agrees to pay a salary at a rate of no less than sixteen thousand six hundred sixty-six and 67/100 dollars ($16,666.67) per month ("Salary"), payable in the manner and frequency in which the Company's payroll is customarily handled, and subject to annual review at the time annual reviews of the salaries of other senior executive officers are to be conducted.

	5.	Bonus. The Executive shall be eligible for an annual
performance bonus of up to thirty percent (30%)of Salary, dependent on achievement of defined performance targets. These targets will be mutually agreed upon by the Executive and the Executive Committee of the Board within sixty (60) days after commencement of each Year. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Board of Directors in its sole discretion may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Executive Committee of the Board.

	6.	Paid Time Off. The Executive shall be entitled to paid time
off for vacation, illness, holiday and personal reasons in accordance with the Company's paid time off policy at the rate offered to the most senior employees of the Company with the longest tenure.

	7.	Relocation Allowance.  Should the Executive move his permanent residence at least thirty-five (35) miles closer to the Company's offices in Milwaukee, then the Company will reimburse Executive's relocation costs.

	8.	Insurance. During the Employment Period, the Company shall be entitled to procure life insurance for the Company's sole benefit and at the Company's sole cost and the Executive agrees to cooperate in obtaining such insurance.

	9.	Disability Benefit. If at any time during the Employment Period the Executive is unable to perform fully the material and substantial duties hereunder by reason of illness, accident, or other disability (as confirmed by competent medical evidence by a physician selected by the Executive Committee), the Executive shall be entitled to receive periodic payments of Salary to which he would otherwise be entitled pursuant to Section 4 of this Agreement by reason of his employment for a period of ninety (90) days. Notwithstanding the foregoing provision (i) the amounts payable to the Executive pursuant to this
Section 9 shall be reduced by any amounts received by the Executive with respect to any such incapacity pursuant to any insurance policy, plan, or other employee benefit provided to the Executive by the Company; and (ii) in no event will the terms of this Agreement supersede any health or disability benefit to which Executive is entitled under applicable state or federal law.

	10.	Executive Options.  On November 29, 2001 (the "Award Date") the
Executive shall be granted non-qualified options to acquire 30,000 shares of the Company's common stock at the closing market price (the "Strike Price") at the end of the day on the date of issuance. These options will vest at the rate of twenty-five percent (25%) of the total number of shares subject to options (or seven thousand five hundred (7,500) shares) beginning one year after the Award Date and thereafter an additional twenty-five percent (25%) of such number of shares will vest on each of the second, third and fourth year anniversaries of the Award Date. The options will be exercisable for a period of six (6) years from the Award Date, subject to the terms of the Company's Employee Stock Option Plan (the "Plan"). Additional options may be granted in succeeding years, in the sole discretion of the Board.

	In the event Executive is terminated following the first anniversary of the Commencement Date all of the options granted through the date of his termination shall immediately vest, and in the sole discretion of the Board, the Executive shall receive an amount equal to the difference between the Purchase Price and the closing market price on the date of termination multiplied by the number of options awarded adjusted by an amount necessary to compensate Executive for the fact that such payment will be taxed as ordinary income by the Internal Revenue Service and not as capital gains. The Executive shall receive the amount of money to be paid pursuant to the preceding sentence within thirty (30) days of his termination.

	11.	Change in Control. In the event of a "change in control" of
the Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or a change of fifty percent (50%) or more of the members of the Board in a single transaction, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 180 days preceding such nomination), all of the options will immediately vest and become exercisable. In the event of a change in control as (described above) and the Executive is:
(i) involuntarily terminated within 120 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 120 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including Salary, in effect immediately prior to the change in control; or (c) the relocation of the Company's principal place of business more than 30 miles further from Executive's residence as of the date of this Agreement; then the Executive will be entitled to twelve (12) months Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of the termination of Executive's employment.

	12.	 Share Purchase and Loan. During the first six (6) months
following the Commencement Date, the Executive was entitled to purchase up to two hundred thousand dollars ($200,000) of shares of common stock from the Company's treasury ("Shares") at the closing price(s) of the Company's common stock on the date(s) of purchase. The Company agreed to loan up to fifty percent (50%) of the funds invested to purchase the Shares (up to one hundred thousand dollars ($100,000) as a full recourse loan bearing interest at the Applicable Federal Rate at the time of the Loan and secured by a first security interest in the Shares. In addition to the Promissory Note (the form of which is attached as Exhibit A) and Security Agreement, Executive was required to deliver to the Company at the time of the Loan assignments separate from certificate duly endorsed in blank by the Executive. Executive was required to pay interest monthly. The principal amount of the loan must be repaid by Executive upon the earliest to occur of (i) sale of any of the Shares, (ii) termination of Executive's employment with the Company, or (iii) six (6) years from the date the loan is issued.

	On December 21, 2000, the Executive borrowed $50,000 from the Company to purchase shares of common stock. He has complied with the provisions of that loan as stated above. Notwithstanding the above, the Board of Directors in its sole discretion has agreed to forgive 1/2 of this loan ($25,000) on or before January 1, 2002 and in the Fourth Quarter of fiscal year 2002 will consider forgiving the second half of the loan ($25,000) on or before January 1, 2003. Until the loan is either fully forgiven or paid in full by Mr. Linden, he will continue to pay the interest on the reduced loan and the clauses regarding the Promissory Note, Security Agreement and repayment of the remaining principal amount of the loan will remain in effect. The forgiven amounts will be considered ordinary income to Mr. Linden on the dates of forgiveness.

	13.	Other Benefits. Except as otherwise specifically provided
herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

	14.	Business Expenses.

	(a)	Reimbursement.  The Company shall reimburse the Executive for the reasonable, ordinary, and necessary business expenses incurred by him in connection with the performance of his duties hereunder, including, but not limited to, ordinary and necessary travel expenses and entertainment expenses and mobile phone expenses.

	(b)	Accounting.  The Executive shall provide the Company with an accounting of his expenses, which accounting shall clearly reflect which expenses are reimbursable by the Company. The Executive shall provide the Company with such other supporting documentation and other substantiation of reimbursable expenses as will conform to Internal Revenue Service or other requirements. All such reimbursements shall be payable by the Company to the Executive promptly after receipt by the Company of appropriate documentation therefor.

	15.	Severance.  In the event that the Executive is terminated for any reason other than gross negligence, commission of a felony in connection with his employment or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, an amount equal
to six (6) months of his then current salary.    The amount of the severance
allowance provided for in this Section 15 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment.
From time to time after November 29, 2001, the Executive's severance allowance shall be subject to review and adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section 11) twelve (12) months' Salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section 15. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' Salary pursuant to Section 11, then the Executive shall continue to be entitled to receive severance payments per this Section 15.

	16.	Surrender of Properties. Upon termination of the Executive's employment with the Company, regardless of the cause therefor, the Executive shall promptly surrender to the Company all property provided him by the Company for use in relation to his employment, and, in addition, the Executive shall surrender to the Company any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Company or its customers or prospective customers or the products, Business, and operations of the Company in his possession.

	17.	Inventions and Secrecy. Except as otherwise provided in this
Section 17, the Executive:

	(a)	shall hold in a fiduciary capacity for the benefit of the
Company all secret or confidential information, knowledge, or data of the Company or its Business or production operations obtained by the Executive during his employment by the Company, which shall not be generally known to the public or recognized as standard practice (whether or not developed by the Executive) and shall not, during his employment by the Company and after the termination of such employment for any reason, communicate or divulge any such information, knowledge or data to any person, firm or corporation other than the Company or persons, firms or corporations designated by the Company;

	(b)	shall promptly disclose to the Company all inventions, ideas, devices, and processes made or conceived by him alone or jointly with others, from the time of entering the Company's employ until such employment is terminated, relevant or pertinent in any way, whether directly or indirectly, to the Company's Business or production operations or resulting from or suggested by any work which he may have done for the Company or at its request;

	(c)	shall, at all times during his employment with the Company,
assist the Company (entirely at the Company's expense) to obtain and develop for the Company's benefit patents on such inventions, ideas, devices and processes, whether or not patented; and

	(d)	shall do all such acts and execute, acknowledge and deliver
all such instruments as may be necessary or desirable in the opinion of the Company to vest in the Company the entire interest in such inventions, ideas, devices, and processes referred to above.

	The foregoing to the contrary notwithstanding, the Executive shall not be required to assign or offer to assign to the Company any of the Executive's rights in any invention for which no equipment, supplies, facility, or trade secret information of the Company was used and which was developed entirely on the Executive's own time, unless: (A) the invention related to (i) the Business of the Company; or (ii) the Company's actual or demonstrably anticipated (with the realistic prospect of occurring) research or development; or (B) the invention results from any work performed by the Executive for the Company. The Executive acknowledges his prior receipt of written notification of the limitation set forth in the preceding sentence on the Executive's obligation to assign or offer to assign to the Company the Executive's rights in inventions.

	18.	Confidentiality of Information: Duty of Non-Disclosure.

	(a)	The Executive acknowledges and agrees that his employment by the Company under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Company. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of the Company, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Company, including, but not limited to, information pertaining to its customers, prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Company. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without the express prior written consent of the Company, and upon termination of this Agreement for any reason shall return to the Company, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business of the Company or obtained as a result of his employment by the Company. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Company. The covenants contained in this Section 18 shall survive the termination of this Agreement.

	(b)	The Executive agrees and acknowledges that the Company does
not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Company shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Company at law or in equity.

	19.	Covenant Not to Compete.

	(a)	During Employment Period.  During the Employment Period, the
Executive shall not, without the prior written consent of the Company, which consent may be withheld at the sole and reasonable discretion of the Company, engage in any other business activity for gain, profit, or other pecuniary advantage (excepting the investment of funds in such form or manner as will not require any services on the part of the Executive in the operation of the affairs of the companies in which such investments are made) or engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise, with the operation, management, or conduct of any business that competes with the Business of the Company.

	(b)	Following Termination of Employment Period.  Within the one
(1) year period immediately following the end of the Employment Period, regardless of the reason therefore, the Executive shall not, without the prior written consent of the Company, which consent may be withheld at the sole discretion of the Company: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business being conducted at the time of such termination within a 100-mile radius from Milwaukee, Wisconsin; (B) directly solicit, contact, interfere with, or divert any customer served by the Company for the Business, or any prospective customer identified by or on behalf of the Company, during the Executive's employment with the Company; or (C) directly solicit any employee then employed by the Company or previously employed by the Company within the one year period preceding termination of the Executive's employment with the Company to join the Executive, whether as a partner, agent, employee or otherwise, in any enterprise engaged in a business similar to the Business of the Company being conducted at the time of such termination.

	(c)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 19 are reasonable in scope and essential to the preservation of the Business of the Company and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in the event of the Executive's termination of employment with the Company, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect.

	(d)	Severability.  The covenants of the Executive contained in
Section 19 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or statutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

	20.	Arbitration.

	(a)	Subject to the terms of Section 21(h) below, upon presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 20(b) shall be invoked, subject to the terms of Section 20(g) below.

	(b)	In the event that the Claims are not settled by the procedure set forth in Section 20(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules ("Rules") of the American Arbitration Association ("AAA") except as amplified or otherwise varied hereby.

	(c)	The parties shall submit the dispute to the Milwaukee,
Wisconsin regional office of the AAA and the situs of the arbitration shall be Milwaukee, Wisconsin.

	(d)	The arbitration shall be conducted by a single arbitrator.
The parties shall appoint the single arbitrator to arbitrate the dispute within ten (10) business days of the submission of the dispute. In the absence of agreement as to the identity of the single arbitrator to arbitrate the dispute within such time, the AAA is authorized to appoint an arbitrator in accordance with the rules, except that the arbitrator shall have as his principal place of business the Milwaukee, Wisconsin metropolitan area.

	(e)	The single arbitrator selected by AAA shall be an attorney
licensed to practice by the State of Wisconsin.

	(f)	Anything in the Rules to the contrary notwithstanding, the
arbitration award shall be made in accordance with the following procedure:
(i) in the event the dispute involves monetary relief, each party shall, at the commencement of the arbitration hearing, submit an initial statement of the amount each party proposes be selected by the arbitrator as the arbitration award ("Settlement Amount"). During the course of the arbitration, each party may vary its proposed Settlement Amount. At the end of the arbitration hearing, each party shall submit to the arbitrator its final Settlement Amount ("Final Settlement Amount"), and the arbitrator shall be required to select either one or the other Final Settlement Amounts as the arbitration award without discretion to select any other amount as the award. The arbitration award shall be paid within thirty (30) business days after the award has been made, together with interest from the date of award at the rate of nine percent (9%). Judgment upon the award may be entered in any federal or state court having jurisdiction over the parties; (ii) in the event the dispute involves the interpretation of this Agreement, each party shall submit an initial statement of the interpretation each party proposes be selected by the arbitrator as the arbitration award ("Proposed Interpretation"). During the course of the arbitration, each party may vary its Proposed Interpretation. At the end of the arbitration hearing, each party shall submit to the arbitrator its final Proposed Interpretation, and the arbitrator shall select either one or the other final Proposed Interpretations, or a reasonable alternative, as the arbitration award. Judgment upon the award may be entered in any federal or state court having jurisdiction over the parties.

	(g)	Notwithstanding anything to the contrary contained herein,
any matter which pursuant to the terms of this Agreement is to be resolved by the Board or the Executive Committee of the Board in its sole discretion shall be so resolved without arbitration.

	21.	General Provisions.

	(a)	Goodwill. The Company has invested substantial time and
money in the development of its products, services, territories, advertising and marketing thereof, soliciting clients and creating goodwill. By accepting employment with the Company, the Executive acknowledges that the customers are the customers of the Company, and that any goodwill created by the Executive belongs to and shall inure to the benefit of the Company.

	(b)	Notices.  Any notice required or permitted hereunder shall
be made in writing (i) either by actual delivery of the notice into the hands of the party thereunder entitled, or (ii) by depositing the notice with a nationally recognized overnight delivery service, all shipping costs prepaid and addressed to the party to whom the notice is to be given at the party's respective address set forth below, or such other address as the parties may from time to time designate by written notice as herein provided.

As addressed to the Company:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chief Financial Officer

With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention: Mitchell D. Goldsmith, Esq.

As addressed to the Executive:

	Mr. Richard A. Linden
	1003 Oakland Court
	Barrington, Illinois 60010

With a copy to:

	Michael  Best and Friedrich
	401 North Michigan Avenue
	Suite 1900
	Chicago, Illinois 60611
	Attention: Thomas Y. Mandler, Esq.

The notice shall be deemed to be received on the date of its actual receipt by the party entitled thereto.

	(c)	Amendment and Waiver.  No amendment or modification of this
Agreement shall be valid or binding upon the Company unless made in writing and signed by an officer of the Company duly authorized by the Board or upon the Executive unless made in writing and signed by him. The waiver by the Company of the breach of any provision of this Agreement by the Executive shall not operate or be construed as a waiver of any subsequent breach by him.

	(d)	Entire Agreement.  This Agreement constitutes the entire
Agreement between the parties with respect to the Executive's duties and compensation as an executive of the Company, and there are no representations, warranties, agreements or commitments between the parties hereto with respect to his employment except as set forth herein. No presumption shall be made in favor or against either party based upon who has served as draftsman of this Agreement.

	(e)	Governing Law.  This Agreement shall be governed by and
construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

	(f)	Severability.  If any provision of this Agreement shall, for any reason, be held unenforceable, such provision shall be severed from this Agreement unless, as a result of such severance, the Agreement fails to reflect the basic intent of the parties. If the Agreement continues to reflect the basic intent of the parties, then the invalidity of such specific provision shall not affect the enforceability of any other provision herein, and the remaining provisions shall remain in full force and effect.

	(g)	Assignment.  The Executive may not under any circumstances
delegate any of his rights and obligations hereunder without first obtaining
the prior written consent of the Company.   This Agreement and all of the
Company's rights and obligations hereunder may be assigned or transferred by it, in whole or in part, to be binding upon and inure to the benefit of any subsidiary or successor of the Company, provided either the successor has a net worth greater than the Company at the time of assignment or the Company remains primarily liable with respect to the obligations so assigned.

	(h)	Costs of Enforcement, Litigation.  In the event of any suit
or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in
Section 20 above or elsewhere herein any controversy or dispute with respect to the terms of Section 16, 17, 18 or 19 of this Agreement will survive termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.

	(i)	Mitigation.  The Executive shall be obligated to mitigate
his damages as a result of voluntary or involuntary termination of employment with the Company. Should the Executive be entitled to change in control payments pursuant to Section 11 or severance payments pursuant to Section
15, then, to the extent that during the twelve (12) month period following change in control termination of employment or during the period of time for which severance payments are paid out, the Executive receives or accrues direct or indirect compensation for the provision of services (whether an employee, consultant, independent contractor or otherwise, either directly or to an entity controlled by or otherwise affiliated with the Executive), then all such compensation shall be credited dollar-for-dollar to reduce the change in control or severance obligation of the Company to the Executive pursuant to the terms of Section 11 or Section 15, respectively.

IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.


				COMPANY:

				MERGE TECHNOLOGIES INCORPORATED


				By:  /s/

				Anna Marie Hajek, Chairman

				Compensation Committee of the
				Board of Directors



				EXECUTIVE:


				By:  /s/

				RICHARD A. LINDEN

EXHIBIT 10.3

                                EMPLOYMENT AGREEMENT

	THIS AGREEMENT ("Agreement") is made and entered into as of December 21, 2001 by and between WILLIAM C. MORTIMORE (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). The terms of this Agreement shall supercede the terms of the Employment Agreement between the Executive and the Company dated September 1, 2000.

                                  R E C I T A L S:

	A.	The Company is engaged in the provision of medical
diagnostic imaging connectivity hardware, software and consulting solutions for healthcare facilities. The business in which the Company is engaged in time-to-time during the term of this Agreement, inclusive of those new lines of business, if any, in which the Company is working toward entering from time-to-time are hereinafter collectively referred to as the "Business"; and

	B.	The Company desires to employ the Executive and the Executive desires to accept such employment;

	NOW THEREFORE, in consideration of the promises, mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and the Executive do hereby agree as follows:

	1.	Employment and Duties. On the terms and subject to the
conditions set forth in this Agreement, the Company agrees to employ the Executive as the Chairman of the Company, to perform such duties as may be assigned, from time to time, by the Board of Directors of the Company (the "Board") and to render such additional services and discharge such other responsibilities as the Board may, from time to time, stipulate.

	2.	Performance. The Executive accepts the employment described
in Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board may, from time to time, stipulate.

	3.	Term. The term of employment under this Agreement commenced on
September 1, 2000 as was described in the initial Employment Agreement letter dated September 1, 2000 (the "Commencement Date"). The term of employment shall remain in effect until terminated by either Executive or the Company by giving thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the Employment Period is hereinafter sometimes referred to as a "Year." The parties agree that this Agreement may be terminated subject to the aforesaid notice by either party without cause or good reason at any time, and if by mutual consent without the obligation to pay any severance. The Board of Directors will review the Employment Agreement at its sole discretion, but no less frequently than every three (3) years subsequent to the date of this Agreement

	4.	Salary. For all the services to be rendered by the Executive hereunder, the Company agrees to pay an annual salary for 2002 at a rate of no less than fourteen thousand five hundred eighty-three and 33/100 dollars ($14,583.33) per month ("Salary"), payable in the manner and frequency in which the Company's payroll is customarily handled, and subject to annual review at the time annual reviews of the salaries of other senior executive officers are to be conducted.

	5.	Bonus. The Executive shall be eligible for an annual
performance bonus of up to twenty-five percent (25%) of Salary, dependent on achievement of defined performance targets. These targets will be mutually agreed upon by the Executive and the Executive Committee of the Board within sixty (60) days after commencement of each Year. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Board of Directors in its sole discretion may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Executive Committee of the Board.

	6.	Paid Time Off. The Executive shall be entitled to paid time off for vacation, illness, holiday and personal reasons in accordance with the Company's paid time off policy at the rate offered to the most senior employees of the Company with the longest tenure.

	7.	Insurance. During the Employment Period, the Company shall be entitled to procure life insurance for the Company's sole benefit and at the Company's sole cost and the Executive agrees to cooperate in obtaining such insurance.

	8.	Disability Benefit. If at any time during the Employment Period the Executive is unable to perform fully the material and substantial duties hereunder by reason of illness, accident, or other disability (as confirmed by competent medical evidence by a physician selected by the Executive Committee), the Executive shall be entitled to receive periodic payments of Salary to which he would otherwise be entitled pursuant to Section 4 of this Agreement by reason of his employment for a period of ninety (90) days. Notwithstanding the foregoing provision (i) the amounts payable to the Executive pursuant to this
Section 8 shall be reduced by any amounts received by the Executive with respect to any such incapacity pursuant to any insurance policy, plan, or other employee benefit provided to the Executive by the Company; and (ii) in no event will the terms of this Agreement supersede any health or disability benefit to which Executive is entitled under applicable state or federal law.

	9.	Executive Options. The Executive currently holds options to
acquire two hundred twenty thousand (220,000) shares of the Company's common stock, one hundred ten thousand seven hundred ninety-two (110,792) of which are presently vested and one hundred nine thousand two hundred eight (109,208)

of which vest from 2002 through 2004. Additional options may be granted in succeeding years in the sole discretion of the Board.

	In the event Executive is terminated following the first anniversary of the
Commencement Date, all  options granted on the Commencement Date (options to purchase one hundred forty-two thousand two hundred seventy-eight (142,278)
shares) shall immediately vest, and in the sole discretion of the Board, the
Executive shall receive an amount equal to the difference between the Purchase
 Price and the closing market price on the date of termination multiplied by the number of options awarded adjusted by an amount necessary to compensate
Executive for the fact that such payment will be taxed as ordinary income by the Internal Revenue Service and not as capital gains.  The Executive shall receive the amount of money to be paid pursuant to the preceding sentence within thirty (30) days of his termination.

	10.	Change in Control. In the event of a "change in control" of
the Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or a change of fifty percent (50%) or more of the members of the Board in a single transaction, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 180 days preceding such nomination), all of the options granted as of the Commencement Date (options to purchase one hundred forty-two thousand two hundred seventy-eight (142,278) shares) will immediately vest and become exercisable. In the event of a change in control (as described above) and the Executive is: (i) involuntarily terminated within 120 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 120 days, following either:
(a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including Salary, in effect immediately prior to the change in control; or (c) the relocation of the Company's principal place of business more than 30 miles further from Executive's residence as of the date of this Agreement; then the Executive will be entitled to twelve (12) months Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of the termination of Executive's employment.

	11.	Other Benefits. Except as otherwise specifically provided
herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

	12.	Business Expenses.

	(a)	Reimbursement.  The Company shall reimburse the Executive for the reasonable, ordinary, and necessary business expenses incurred by him in connection with the performance of his duties hereunder, including, but not limited to, ordinary and necessary travel expenses and entertainment expenses and mobile phone expenses.

	(b)	Accounting.  The Executive shall provide the Company with an accounting of his expenses, which accounting shall clearly reflect which expenses are reimbursable by the Company. The Executive shall provide the Company with such other supporting documentation and other substantiation of reimbursable expenses as will conform to Internal Revenue Service or other requirements. All such reimbursements shall be payable by the Company to the Executive promptly after receipt by the Company of appropriate documentation therefor.

	13.	Severance.  In the event that the Executive is terminated for any reason other than gross negligence, commission of a felony in connection with his employment or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, an amount equal to six (6) months of his then current salary. The amount of the severance allowance provided for in this Section 13 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment.
From time to time after December 21, 2001, the Executive's severance allowance shall be subject to review and adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section 10) twelve (12) months' Salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section 13. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' Salary pursuant to Section 10, then the Executive shall continue to be entitled to receive severance payments per this Section 13.

	14.	Surrender of Properties. Upon termination of the Executive's employment with the Company, regardless of the cause therefor, the Executive shall promptly surrender to the Company all property provided him by the Company for use in relation to his employment, and, in addition, the Executive shall surrender to the Company any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Company or its customers or prospective customers or the products, Business, and operations of the Company in his possession.

	15.	Inventions and Secrecy. Except as otherwise provided in this
Section 15, the Executive:

	(a)	shall hold in a fiduciary capacity for the benefit of the
k.jll;Company all secret or confidential information, knowledge, or data of the Company or its Business or production operations obtained by the Executive during his employment by the Company, which shall not be generally known to the public or recognized as standard practice (whether or not developed by the Executive) and shall not, during his employment by the Company and after the termination of such employment for any reason, communicate or divulge any such information, knowledge or data to any person, firm or corporation other than the Company or persons, firms or corporations designated by the Company;

	(b)	shall promptly disclose to the Company all inventions, ideas, devices, and processes made or conceived by him alone or jointly with others, from the time of entering the Company's employ until such employment is terminated, relevant or pertinent in any way, whether directly or indirectly, to the Company's Business or production operations or resulting from or suggested by any work which he may have done for the Company or at its request;

	(c)	shall, at all times during his employment with the Company,
assist the Company (entirely at the Company's expense) to obtain and develop for the Company's benefit patents on such inventions, ideas, devices and processes, whether or not patented; and

	(d)	shall do all such acts and execute, acknowledge and deliver
all such instruments as may be necessary or desirable in the opinion of the Company to vest in the Company the entire interest in such inventions, ideas, devices, and processes referred to above.

The foregoing to the contrary notwithstanding, the Executive shall not be required to assign or offer to assign to the Company any of the Executive's rights in any invention for which no equipment, supplies, facility, or trade secret information of the Company was used and which was developed entirely on the Executive's own time, unless: (A) the invention related to (i) the Business of the Company; or (ii) the Company's actual or demonstrably anticipated (with the realistic prospect of occurring) research or development; or (B) the invention results from any work performed by the Executive for the Company. The Executive acknowledges his prior receipt of written notification of the limitation set forth in the preceding sentence on the Executive's obligation to assign or offer to assign to the Company the Executive's rights in inventions.

	16.	Confidentiality of Information: Duty of Non-Disclosure.

	(a)	The Executive acknowledges and agrees that his employment by the Company under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Company. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of the Company, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Company, including, but not limited to, information pertaining to its customers, prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Company. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without the express prior written consent of the Company, and upon termination of this Agreement for any reason shall return to the Company, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business of the Company or obtained as a result of his employment by the Company. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Company. The covenants contained in this
Section 16 shall survive the termination of this Agreement.

	(b)	The Executive agrees and acknowledges that the Company does not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Company shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Company at law or in equity.

	17.	Covenant Not to Compete.

	(a)	During Employment Period.  During the Employment Period, the
Executive shall not, without the prior written consent of the Company, which consent may be withheld at the sole and reasonable discretion of the Company, engage in any other business activity for gain, profit, or other pecuniary advantage (excepting the investment of funds in such form or manner as will not require any services on the part of the Executive in the operation of the affairs of the companies in which such investments are made) or engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise, with the operation, management, or conduct of any business that competes with the Business of the Company.

	(b)	Following Termination of Employment Period.  Within the  two
(2) year period immediately following the end of the Employment Period, regardless of the reason therefor, the Executive shall not, without the prior written consent of the Company, which consent may be withheld at the sole discretion of the Company: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business being conducted at the time of such termination within a 100-mile radius from Milwaukee, Wisconsin; (B) directly solicit, contact, interfere with, or divert any customer served by the Company for the Business, or any prospective customer identified by or on behalf of the Company, during the Executive's employment with the Company; or (C) directly solicit any employee then employed by the Company or previously employed by the Company within the one year period preceding termination of the Executive's employment with the Company to join the Executive, whether as a partner, agent, employee or otherwise, in any enterprise engaged in a business similar to the Business of the Company being conducted at the time of such termination.

	(c)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 17 are reasonable in scope and essential to the preservation of the Business of the Company and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in the event of the Executive's termination of employment with the Company, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect.

	(d)	Severability.  The covenants of the Executive contained in
Section 17 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or statutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

	18.	Arbitration.

	(a)	Subject to the terms of Section 19(h) below, upon presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 18(b) shall be invoked, subject to the terms of Section 18(g) below.

	(b)	In the event that the Claims are not settled by the procedure set forth in Section 18(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules ("Rules") of the American Arbitration Association ("AAA") except as amplified or otherwise varied hereby.

	(c)	The parties shall submit the dispute to the Milwaukee,
Wisconsin regional office of the AAA and the situs of the arbitration shall be Milwaukee, Wisconsin.

	(d)	The arbitration shall be conducted by a single arbitrator.
The parties shall appoint the single arbitrator to arbitrate the dispute within ten (10) business days of the submission of the dispute. In the absence of agreement as to the identity of the single arbitrator to arbitrate the dispute within such time, the AAA is authorized to appoint an arbitrator in accordance with the rules, except that the arbitrator shall have as his principal place of business the Milwaukee, Wisconsin metropolitan area.

	(e)	The single arbitrator selected by AAA shall be an attorney
licensed to practice by the State of Wisconsin.

	(f)	Anything in the Rules to the contrary notwithstanding, the
arbitration award shall be made in accordance with the following procedure:
(i) in the event the dispute involves monetary relief, each party shall, at the commencement of the arbitration hearing, submit an initial statement of the amount each party proposes be selected by the arbitrator as the arbitration award ("Settlement Amount"). During the course of the arbitration, each party may vary its proposed Settlement Amount. At the end of the arbitration hearing, each party shall submit to the arbitrator its final Settlement Amount ("Final Settlement Amount"), and the arbitrator shall be required to select either one or the other Final Settlement Amounts as the arbitration award without discretion to select any other amount as the award. The arbitration award shall be paid within thirty (30) business days after the award has been made, together with interest from the date of award at the rate of nine percent (9%). Judgment upon the award may be entered in any federal or state court having jurisdiction over the parties; (ii) in the event the dispute involves the interpretation of this Agreement, each party shall submit an initial statement of the interpretation each party proposes be selected by the arbitrator as the arbitration award ("Proposed Interpretation"). During the course of the arbitration, each party may vary its Proposed Interpretation. At the end of the arbitration hearing, each party shall submit to the arbitrator its final Proposed Interpretation, and the arbitrator shall select either one or the other final Proposed Interpretations, or a reasonable alternative, as the arbitration award. Judgment upon the award may be entered in any federal or state court having jurisdiction over the parties

	(g)	Notwithstanding anything to the contrary contained herein,
any matter which pursuant to the terms of this Agreement is to be resolved by the Board or the Executive Committee of the Board in its sole discretion shall be so resolved without arbitration.

	19.	General Provisions.

	(a)	Goodwill. The Company has invested substantial time and money in the development of its products, services, territories, advertising and marketing thereof, soliciting clients and creating goodwill. By accepting employment with the Company, the Executive acknowledges that the customers are the customers of the Company, and that any goodwill created by the Executive belongs to and shall inure to the benefit of the Company.

	(b)	Notices.  Any notice required or permitted hereunder shall
be made in writing (i) either by actual delivery of the notice into the hands of the party thereunder entitled, or (ii) by depositing the notice with a nationally recognized overnight delivery service, all shipping costs prepaid and addressed to the party to whom the notice is to be given at the party's respective address set forth below, or such other address as the parties may from time to time designate by written notice as herein provided.

As addressed to the Company:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chief Financial Officer

With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention: Mitchell D. Goldsmith, Esq.

As addressed to the Executive:

	Mr. William C. Mortimore
	S76 W13054 Cambridge Court West
	Muskego, Wisconsin 53150

The notice shall be deemed to be received on the date of its actual receipt by the party entitled thereto.

	(c)	Amendment and Waiver.  No amendment or modification of this
Agreement shall be valid or binding upon the Company unless made in writing and signed by an officer of the Company duly authorized by the Board or upon the Executive unless made in writing and signed by him. The waiver by the Company of the breach of any provision of this Agreement by the Executive shall not operate or be construed as a waiver of any subsequent breach by him.

	(d)	Entire Agreement.  This Agreement constitutes the entire
Agreement between the parties with respect to the Executive's duties and compensation as an executive of the Company, and there are no representations, warranties, agreements or commitments between the parties hereto with respect to his employment except as set forth herein. No presumption shall be made in favor or against either party based upon who has served as draftsman of this Agreement.

	(e)	Governing Law.  This Agreement shall be governed by and
construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

	(f)	Severability.  If any provision of this Agreement shall, for any reason, be held unenforceable, such provision shall be severed from this Agreement unless, as a result of such severance, the Agreement fails to reflect the basic intent of the parties. If the Agreement continues to reflect the basic intent of the parties, then the invalidity of such specific provision shall not affect the enforceability of any other provision herein, and the remaining provisions shall remain in full force and effect.

	(g)	Assignment.  The Executive may not under any circumstances
delegate any of his rights and obligations hereunder without first obtaining
the prior written consent of the Company.   This Agreement and all of the
Company's rights and obligations hereunder may be assigned or transferred by it, in whole or in part, to be binding upon and inure to the benefit of any subsidiary or successor of the Company, provided either the successor has a net worth greater than the Company at the time of assignment or the Company remains primarily liable with respect to the obligations so assigned.

	(h)	Costs of Enforcement, Litigation.  In the event of any suit or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in
Section 18 above or elsewhere herein any controversy or dispute with respect to the terms of Section 14, 15, 16 or 17 of this Agreement will survive termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.

	(i)	Mitigation.  The Executive shall be obligated to mitigate his damages as a result of voluntary or involuntary termination of employment with the Company. Should the Executive be entitled to change in control payments pursuant to Section 10 or severance payments pursuant to Section 13, then, to the extent that during the twelve (12) month period following change in control termination of employment or during the period of time for which severance payments are paid out, the Executive receives or accrues direct or indirect compensation for the provision of services (whether an employee, consultant, independent contractor or otherwise, either directly or to an entity controlled by or otherwise affiliated with the Executive), then all such compensation shall be credited dollar-for-dollar to reduce the change in control or severance obligation of the Company to the Executive pursuant to the terms of Section 10 or Section 13, respectively.


<PAGE  17>


IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.


				COMPANY:


				MERGE TECHNOLOGIES INCORPORATED


				By:   /s/

				Anna Marie Hajek, Chairman

				Compensation Committee of the
				Board of Directors



				EXECUTIVE:


				By:   /s/

				WILLIAM C. MORTIMORE

EXHIBIT 10.6

                                 SECOND AMENDMENT TO LEASE


	THIS AGREEMENT is made this 11th day of January, 2002, by and between 1126 WEST ALLIS OPERATING ASSOCIATES, Limited Partnership ("Lessor") and MERGE TECHNOLOGIES, INC., a Wisconsin corporation ("Lessee").


R E C I T A L S

	A.	Whitnall Summit Company, LLC, leased office space to Lessee
under a Lease Agreement dated May 24, 1996 (as amended, the "Lease").

	B.	Lessor has succeeded to the right, title and interest of
Whitnall Summit Company, LLC.

	C.	The Lease has been modified by various Supplemental Office
Space Leases to provide for Lessee's use and occupancy of storage space.

	D.	Lessor and Lessee desire to modify the Lease as described
below.


A G R E E M E N T

	NOW THEREFORE, in consideration of the mutual covenants contained herein and in said Lease, the parties hereto agree as follows:

	1.	Surrender of Space. Under an Amendment to Lease dated April
11, 2000 (the "First Amendment"), the Premises were to be expanded to include the "Expanded Premises" defined in the First Amendment. Among the expansions and contemplated expansions were the additions, pursuant to Sections 1.b and 1.c of the First Amendment, and effective June 16, 2001 and June 16, 2002, respectively, of 5,500 ("Phase II A") and 5,545 ("Phase II B") rentable square feet. Contemporaneously with the execution of this Amendment, Lessee has surrendered Phase II A to Lessor, and Phase II B shall no longer be added to the Expanded Premises. Consequently, the Expanded Premises is reduced to 5,500 rentable square feet, all of which has already been added to the Premises. The future rent charges for the Expanded Premises are revised as follows:

		a.	Effective February 1, 2002, the rental rate for the
Expanded Premises shall be $12.60 per square foot, a monthly rental of $5,775.00, payable each month for the period June 16, 2002 through June 15, 2002.

		b.	Effective June 16, 2002, the rental rate for the
Expanded Premises shall be $13.10 per square foot, a monthly rental of $6,058.75, payable each month for the period June 16, 2002 through June 15, 2003.

		c.	Effective June 16, 2003, the rental rate for the
Expanded Premises shall be $13.60 per square foot, a monthly rental of $6,290.00, payable each month for the period June 16, 2003 through June 15, 2004.

		d.	Effective June 16, 2004, the rental rate for the
Expanded Premises shall be $14.10 per square foot, a monthly rental of $6,521.25, payable each month for the period June 16, 2004 through June 15, 2005.

	2.	Surrender Fee.   Lessee has paid Lessor an $15,597.39 fee
in connection with the foregoing surrender.

	3.	Release.  Lessor and Lessee release each other from all
further obligations in connection with Phases II A and II B including any and all remaining Tenant Improvement Allowances.

	All remaining terms and conditions of the Leases shall remain in full force and effect with no alterations or modifications other than those outlined above.

	IN WITNESS WHEREOF, Lessor and Lessee have executed this Agreement as of the day and year first above written.


LESSOR:						LESSEE:

1126 WEST ALLIS OPERATING ASSOCIATES, 		MERGE TECHNOLOGIES INC.
LIMITED PARTNERSHIP				A Wisconsin Corporation

By:	BGK West Allis LLC, General Partner	By:	/s/
						Colleen M. Doan
						Chief Financial Officer

	By:	/s/
		Cheryl S. Willoughby
		Senior Vice President


END OF DOCUMENT