Form 10QSB
period 2002-03-31
MERGE TECHNOLOGIES INC
filed 2002-05-15
CIK 944765

Form 10-QSB
                      U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 	                SECURITIES EXCHANGE ACT OF 1934

 		 For the quarterly period ended March 31, 2002

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

     As of May 13, 2002 the issuer had 7,559,214 shares of common stock outstanding.

                                        INDEX
				      ---------
                                                                       Page
								       ----

PART I  FINANCIAL INFORMATION

Item 1.		Consolidated Financial Statements 			 1

Item 2.         Management's Discussion and Analysis of
		  Financial Condition and Results of Operations 	 8


PART II  OTHER INFORMATION


Item 3.         Changes in Securities					12

Item 4.         Exhibits and Reports on Form 8-K 			12

                Signatures 						13

                Exhibit Index 						14

<PAGE i>



                                    PART I
		 		   --------

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


  	  				                 March 31,	 December 31,
					                   2002		    2001
					               ------------	 ------------
				                       (Unaudited)

		 	ASSETS
Current assets:
 Cash................................................ $  1,406,564	 $  1,042,893
 Accounts receivable, net of allowance for doubtful
   accounts of $132,705 and $170,572 at March 31,
   2002 and December 31, 2001, respectively..........    3,284,255          2,669,408
 Unbilled accounts receivable........................       51,700            472,912
 Inventory...........................................      504,394            542,136
 Prepaid expenses....................................      275,806             93,831
 Taxes recoverable...................................       23,432             23,486
 Other current assets................................        3,142              7,420
						      ------------	-------------
Total current assets.................................	 5,549,293	    4,852,086
						      ------------	-------------
Property and equipment:
 Computer equipment.................................. 	 3,404,155	    3,321,304
 Office equipment....................................      419,224            416,216
 Leasehold improvements..............................      131,834              -----
						      ------------	-------------
 							 3,955,213 	    3,737,520

  Less accumulated depreciation......................    3,204,491	    3,097,923
						      ------------	-------------
Net property and equipment...........................	   750,722	      639,597
Purchased and developed software, net of accumulated
  amortization of $5,303,014 and $5,042,779 at March
  31, 2002 and December 31, 2001, respectively.......	 4,044,659	    3,824,483
Long-term accounts receivable........................ 	   192,112	      193,475
Goodwill.............................................	   354,999 	      354,999
Other................................................	   170,767	      190,956
						      ------------	-------------
Total assets......................................... $ 11,062,552	 $ 10,055,596
						      ============	 ============


		              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion of obligations under capital leases. $     19,897	 $     23,384
 Accounts payable....................................	   962,873	      815,177
 Accrued wages.......................................	   523,939	      645,588
 Other accrued liabilities...........................	   326,746	      258,989
 Deferred revenue....................................	   594,094	      480,446
						      ------------	 ------------
Total current liabilities............................    2,427,549          2,223,584
Obligations under capital leases, excluding current
  portion............................................        2,322 		7,131
Notes payable........................................	   154,865	      152,141
Put options related to redeemable common stock.......	 1,392,770	    1,504,230
						      ------------	-------------
 Total liabilities................................... 	 3,977,506          3,887,086

Shareholders' equity
 Preferred stock, $0.01 par value:  4,000,000 shares
   authorized; one share issued and outstanding......       ------	       ------
 Series A Preferred Stock, $0.01 par value:
   1,000,000 shares authorized; 637,236 shares issued
   and outstanding at March 31, 2002 and December 31,
   2001..............................................	     6,372		6,372
 Common stock , $0.01 par value:  30,000,000 shares
   authorized; 7,105,447 shares and 7,019,493 shares
   issued and outstanding at March 31, 2002 and
   December 31, 2001, respectively...................	    71,054	       70,195
 Common stock subscribed:  5,172 and 22,173 shares
   at March 31, 2002 and December 31, 2001,
   respectively......................................	    21,105	       17,082
 Additional paid-in capital..........................	16,392,357	   16,182,483
 Common stock subscription receivable................      (35,000)	      (35,000)
 Accumulated deficit.................................	(9,219,972)	   (9,924,055)
 Accumulated other comprehensive loss - cumulative
   translation adjustment............................     (150,870)	     (148,567)
						      ------------	 ------------
Total shareholders' equity...........................    7,085,046          6,168,510
						      ------------	 ------------
Total liabilities and shareholders' equity........... $ 11,062,552	 $ 10,055,596
						      ============	 ============

                 See accompanying notes to consolidated financial statements.


                       MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATMENTS OF OPERATIONS
                                         (Unaudited)


								     Three Months Ended
				  				         March 31,
								----------------------------
								     2002	    2001
								------------    ------------
Net sales.....................................................  $  4,534,622    $  3,344,473
Cost of sales:
 Purchased components.........................................     1,172,013         983,965
 Amortization of purchased and developed software.............       259,897         180,363
								------------    ------------
Total cost of sales...........................................     1,431,910	   1,164,328
								------------    ------------
Gross profit..................................................	   3,102,712	   2,180,145
								------------    ------------
Operating costs and expenses:
 Sales and marketing..........................................     1,222,821	     990,428
 Product research and development.............................	     363,782	     503,642
 General and administrative...................................	     668,274	     578,614
 Depreciation and amortization................................	     113,283	     193,834
 Restructuring and related items.............................. 	      ------ 	      35,825
								------------    ------------
Total operating costs and expenses............................	   2,368,160	   2,302,343
								------------    ------------
Operating income (loss).......................................	     734,552	    (122,198)
								------------    ------------
Other income (expense):
 Interest expense.............................................	      (6,548)	     (40,211)
 Interest income..............................................	       5,593          10,541
 Other, net...................................................	      (9,094)	      85,010
								------------    ------------
Total other income (expense)..................................	     (10,049) 	      55,340
								------------    ------------
Income (loss) before taxes....................................	     725,503	      66,858
Income tax expense............................................        20,420	      15,193
								------------    ------------
Net income (loss).............................................  $    704,083    $   (82,051)
								============    ============
Net income (loss) per share - basic (Note 5)..................  $       0.09    $      (0.02)
								============    ============
Weighted average number of common shares outstanding - basic.. 	   7,460,950	   5,850,389
								============    ============
Net income (loss) per share - diluted (Note 5)................  $       0.07    $      (0.02)
								============	============
Weighted average number of common shares outstanding
  - diluted...................................................	   9,981,636	   5,850,389
								============	============

                        See accompanying notes to consolidated financial statements.


<PAGE 2>



                       MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

							  	     Three Months Ended
				  				          March 31,
								----------------------------
								    2002	    2001
								------------    ------------
Cash flows from operating activities:
Net income (loss).............................................  $    704,083	$   (82,051)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities
 Depreciation and amortization................................ 	     373,180        374,197
 Amortization of discount on note acquired in merger..........         3,079          2,966
 Provision for doubtful accounts receivable...................        43,751         14,778
 Issuance of warrants for financing transactions..............        ------          9,879

Change in assets and liabilities:
 Accounts receivable..........................................      (237,797)      (470,272)
 Inventory....................................................        37,742        339,557
 Prepaid  & other expenses....................................      (181,983)       (59,422)
 Accounts payable.............................................       147,610       (268,001)
 Accrued wages................................................      (121,602)       157,416
 Other accrued expenses.......................................        68,023         68,477
 Deferred revenue.............................................       113,648         96,661
 Other........................................................        19,273         71,012
								------------	-----------
Net cash provided by operating activities.....................	     969,007        255,197
								------------	-----------
Cash flows from investing activities:
 Purchases of property and equipment..........................      (217,831)          (657)
 Development of software......................................	    (482,014) 	   (258,646)
								------------	-----------
Net cash used in investing activities.........................      (699,845)      (259,303)
								------------	-----------
Cash flows from financing activities:
 Proceeds from sale of Series A Preferred Stock...............	      ------          9,000
 Proceeds from exercise of stock options......................	      60,592         ------
 Proceeds from sale of common stock...........................	       8,498         10,000
 Proceeds from exercise of warrants...........................	      13,600 	     ------
 Proceeds from employee stock purchase plan...................	      20,370 	     19,191
 Principal payments under capital leases......................	      (8,291)	     (6,587)
								------------	-----------
Net cash provided by financing activities.....................	      94,769 	     31,604
								------------	-----------
Effect of exchange rate changes on cash.......................		(260)	     41,704
Net increase in cash and cash equivalents.....................	     363,671	     69,202
Cash and cash equivalents, beginning of period................	   1,042,893 	    811,910
								------------	-----------
Cash and cash equivalents, end of period......................  $  1,406,564    $   881,112
								============	===========


Supplemental Disclosures of Cash Flow Information:
 Cash paid for income taxes...................................	$         50	$    ------
 Cash paid for interest.......................................         3,149	     35,284
Non-cash Financing and Investing Activities:
 Property and equipment acquired through capital leases.......	$     ------	$    ------
 Payment of preferred stock dividends through issuance of
   common stock...............................................	$     11,066	$    ------
 Accretion of put options related to exchangeable share rights	      31,732         35,070

                    See accompanying notes to consolidated financial statements.


<PAGE 3>

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

     						      Three Months Ended
				  		           March 31,
						 ----------------------------
						     2002	    2001
						 ------------    ------------
Net income (loss)..............................  $    704,083	 $    (82,051)
Accumulated other comprehensive loss -
  cumulative translation adjustment............        (2,303)        (85,696)
						 ------------	 ------------
Comprehensive net income (loss)................  $    701,780    $   (167,747)
						 ============	 ============

              See accompanying notes to consolidated financial statements.

<PAGE 4>


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

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of its financial position and results of operations.

     On January 1, 2002, the Company changed the functional currency for the sales office in Nuenen, The Netherlands to the United States Dollar from the Dutch Guilder, as the majority of sales to customers are in United States Dollars.

(2)	REVENUE RECOGNITION

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

(3)	PURCHASE AND DEVELOPED SOFTWARE

     All research and development costs incurred prior to the point at which management determines a project has reached technological feasibility are expensed as incurred. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

(4)	GOODWILL

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The new standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill.

     As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. Additionally, per SFAS 142, the Company has identified purchased software as an other intangible asset which must be recognized apart from goodwill and amortized over its estimated useful life of seven years. Purchased software is included as part of purchased and developed software and the classification and useful life is consistent with the Company's presentation at December 31, 2001. The Company has not identified any other intangible assets which must be recognized apart from goodwill.


<PAGE 5>


     Per SFAS 142, goodwill and other intangible assets with indefinite useful lives must be tested at least annually for impairment or earlier if indicators of potential impairment exist, using a fair-value-based approach. Additionally, a transitional impairment evaluation must be completed within the first six months of adoption. The Company expects to complete the transitional impairment evaluation by June 30, 2002. SFAS 142 also requires that intangible assets with estimable useful lives be reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS 144 has not had a material impact on the consolidated financial position or results of operations of the Company.

     The following table shows the impact on the Company's financial statements as if SFAS 142 was adopted on January 1, 2001:

     						      Three Months Ended
				  		           March 31,
						 ----------------------------
						     2002	    2001
						 ------------    ------------
Reported net income (loss)...................... $    704,083	 $    (82,051)
Goodwill amortization...........................        -----          19,125
						 ------------	 ------------
Adjusted net income (loss)......................      704,083         (62,926)


Reported net income (loss) per share - basic.... $       0.09	 $      (0.02)
Goodwill amortization...........................	-----	        -----
						 ------------	 ------------
Adjusted net income (loss) per share - basic.... $       0.09    $      (0.02)


Reported net income (loss) per share - diluted.. $       0.07	 $      (0.02)
Goodwill amortization...........................        -----           -----
						 ------------	 ------------
Adjusted net income (loss) per share - diluted.. $       0.07    $      (0.02)



(5)	INCOME (LOSS) PER SHARE

     Basic earnings per share are computed by dividing income available to common shareholders by the weighted- average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share for the periods ended March 31, 2002 and 2001.

     						      Three Months Ended
				  		           March 31,
						 ----------------------------
						     2002	    2001
						 ------------    ------------
Numerator:
Net income (loss)..............................  $    704,083	 $    (82,051)
Accretion of put options.......................	 	-----	      (35,070)
Preferred stock dividends......................	      (10,830)	  	-----
						 ------------	 ------------
Numerator for net income (loss) per share -
  basic........................................  $    693,253    $   (117,121)
						 ------------	 ------------

Adjustment for effect of assumed conversion
  of preferred stock...........................        10,830	        -----
						 ------------	 ------------
Numerator for net income (loss) per share -
  diluted......................................	 $    704,083	 $   (117,121)
						 ------------	 ------------

<PAGE 6>


Denominator:
Weighted average number shares of common stock
  and participating securities outstanding.....     7,460,950	    5,850,389
						 ------------	 ------------
Effect of convertible preferred stock..........       637,236           -----
Effect of stock options........................     1,147,339           -----
Effect of warrants.............................	      736,111           -----
						 ------------	 ------------
Denominator for net income (loss) per share
   - diluted...................................	    9,981,636	    5,850,389
						 ------------	 ------------
Net income (loss) per share - basic............	 $       0.09 	 $     ( 0.02)
Net income (loss) per share - diluted..........	 $       0.07 	 $     ( 0.02)



     During the quarter ended March 31, 2002, options to purchase 188,816 shares and warrants to purchase 190,000 shares of the Company's common stock at prices of $6.00 and $7.80, respectively, were not included in the computation of diluted income per share because the exercise prices of the options and warrants were greater than the average market price of the common stock during such period, and therefore their effect was anti-dilutive.

(6)	EMPLOYEE STOCK OPTIONS

     During the quarter ended March 31, 2002, 41,267 options in the Company's 1996 Stock Option Plan for Employees were exercised for proceeds of $60,610.
At March 31, 2002, 1,710,257 employee stock options were outstanding, 535,538 of which will expire in 2002. Subsequent to March 31, 2002, 233,723 of the 535,538 options have been exercised through the date of this filing.

(7)	SUBSEQUENT EVENTS

     In April 2002, the Company entered into a definitive agreement to acquire 100% of the voting stock of eFilm Medical Inc. ("eFilm"), a Canadian provider of medical imaging workflow products and services. eFilm shareholders will receive exchangeable shares giving them the right to exchange their shares for an aggregate of one million shares of Merge common stock during the five year period following closing. The transaction is subject to certain closing conditions.


<PAGE 7>


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note on Forward-Looking Statements
------------------------------------------

     Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product development, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, acquisition closing contingencies, integration of acquisitions, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview
--------

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


<PAGE 8>


Results of Operations
---------------------

Three Months Ended March 31, 2002 Compared to Three Months
  Ended March 31, 2001

     Net sales. Net sales increased $1,191,000 or 36%, in the three months ended March 31, 2002 to $4,535,000 from $3,344,000 in the three months ended March 31, 2001. In the first quarter of 2002, net sales of products and software made directly to healthcare facilities increased 231% to $1,264,000 from $382,000 in the first quarter of 2001. Net sales to OEM/VARs and dealers increased 4% in the first quarter of 2002 to $2,588,000 from $2,495,000 in the first quarter of 2001. Net sales of professional services increased 46% to $683,000 in the first quarter of 2002 from $467,000 in the first quarter of 2001. Net sales of products sold through our service group, include upgrades, hardware replacement and service parts.

     Cost of sales. Cost of sales consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales to 26% in the three months ended March 31, 2002 from 29% in the three months ended March 31, 2001. The decrease in the cost of purchased components as a percentage of net sales is due primarily to the Company's sales mix, which presently consists of a greater percentage of higher margin products and services. Labor costs associated with professional services are included in sales and marketing expense.

     Amortization of purchased and developed software increased to $260,000 or 6% of net sales in the three months ended March 31, 2002 from $180,000 or 5% of net sales in the comparable period in 2001. The increase is due to primarily to the commencement of amortization on software available for general release.

     Gross profit. Gross profit increased 42% or $923,000 to $3,103,000 in the three months ended March 31, 2002 from $2,180,000 in the three months ended March 31, 2001. As a percentage of net sales, gross profit was 68% in the three months ended March 31, 2002 compared to 65% in the three months ended March 31, 2001.

     Sales and marketing. Sales and marketing expense increased $233,000 in the three months ended March 31, 2002 to $1,223,000 from $990,000 in the comparable period last year. The increase is the result of the company's objective to invest in sales and marketing activities in order to grow net sales.

     Product research and development. Product research and development expense decreased $140,000 in the three months ended March 31, 2002 to $364,000 from $504,000 in the three months ended March 31, 2001. Capitalization of software development increased to $482,000 in the three months ended March 31, 2002 from $259,000 in the three months ended March 31, 2001. The increase was the result of engineering management's focus on near term software development deliverables and more efficient allocation of engineering resources to the development of new software products.

     General and administrative. General and administrative expense increased $89,000 in the three months ended March 31, 2002 to $668,000 from $579,000 in the three months ended March 31. General and administrative expense, which includes costs for information systems, accounting, administrative support, management personnel and general corporate matters, is expected to remain at or near this quarterly level in 2002.

     Depreciation and amortization. Depreciation and amortization expense decreased $81,000 in the three months ended March 31, 2002 to $113,000 from $194,000 in the three months ended March 31, 2001. The decrease was due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.

     Total other expense, net. Total other expense, net, was expense of $10,000 in the three months ended March 31, 2002 compared to income of $55,000 in the three months ended March 31, 2001. Interest expense decreased $33,000 to $7,000 in the three months ended March 31, 2002 from $40,000 in the three months ended March 31, 2001, due to the repayment of the revolving credit agreement in the fourth quarter of 2001. Interest income decreased $5,000 to $6,000 in the three months ended March 31, 2002 from $11,000 in the three months ended March 31, 2001 due primarily to declining interest rates.


<PAGE 9>


     Other expense net, at March 31, 2002 was an expense of $9,000 compared to income of $85,000 in March 31, 2001. Other income in the first quarter of 2001 consisted primarily of a $69,000 gain on settlement of accounts payable obligations at a discount, a foreign currency transaction benefit of $41,000, and $25,000 in other miscellaneous expenses.

     Income taxes. The Company recognized income tax expense of $20,000 in the three months ended March 31, 2002 and of $15,000 in the three months ended March 31, 2001 due primarily to Japanese income tax withholding on software royalties.


Liquidity and Capital Resources
-------------------------------

     Operating cash flows. Cash provided by operating activities was $969,000 in the three months ended March 31, 2002. The Company's positive operating cash flow in the three months ended March 31, 2002 was due primarily to its net income of $704,000. Non-cash and depreciation/ amortization expense was $413,000. Accounts receivable and accounts payable each increased due to growth in the Company's business. During the three months ended March 31, 2002 accrued wages decreased $122,000 as the Company paid a portion of 2001 bonuses to employees.

     Investing cash flows. Cash used in investing activities was $700,000 in the three months ended March 31, 2002 due to increased cash outflows for capitalized software and purchases of property and equipment.

     Financing cash flows. Cash provided by financing activities was $95,000 in the three months ended March 31, 2002. The Company received proceeds of $61,000 from proceeds of employee stock option exercises, $14,000 from the exercise of warrants and $20,000 from purchases of common shares under its employee stock purchase plan.

     The Company has a recorded a liability of $1,392,769 for put options on 380,019 shares, which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

     At March 31, 2002, cash and cash equivalents were $1,407,000 compared to $1,043,000 at December 31, 2001.  The Company's current ratio at March 31,
2002 was 2.29 compared to 2.18 at December 31, 2001.   The Company has a
$3,000,000 revolving credit line that expires on April 15, 2003. Amounts available under the credit line are subject to certain advance ratios on accounts receivable and inventory that limit the amount available to $2,041,000 at March 31, 2002, of which no amounts were drawn. The Company has the right to demand exercise of 701,842 warrants upon registration of the underlying shares of common stock and achieving a 30 consecutive-day period in which the closing bid price of its common stock is $4.00 per share or greater. Subsequent to the end of the quarter ended March 31, 2002, each of these criteria was satisfied and the Company intends to demand exercise of these warrants in May 2002. It anticipates receiving proceeds in the related transactions of approximately $1.1 million in the quarter ending June 30, 2002.

     The Company also has the right to convert all outstanding shares of Series A Preferred Stock on a one-for-one basis into common stock of the Company upon registration of the underlying shares of common stock and achieving a 30 consecutive-day period in which the closing bid price of its common stock is $4.00 per share or greater. The Company will convert all of its Series A Preferred Stock in May 2002.

     The Company believes that existing cash, together with the availability under its working capital line of credit and future cash flows from operations, will be sufficient to execute the business of the Company for the next 12 months. However, any projections of future cash inflows and outflows are subject to uncertainty. In 2002, it may be necessary to raise additional capital to meet the Company's business objectives or its long-term liquidity needs. If it is determined that additional capital is needed, funds will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to the Company.


<PAGE 10>


Recently Issued Accounting Standards
-------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which addresses the financial accounting and reporting for obligations associated with the retirement of tangible
long-lived assets and the associated asset retirement costs.   The standard
applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

     SFAS 143 requires that the fair value of the liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than carrying amount of the liability the Company will recognize a gain or loss on settlement.

     The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. Management believes that adoption of SFAS 143 will not have a material impact on the consolidated financial position or results of operations of the Company.


<PAGE 11>


				PART II
			       ---------

Item 3.	CHANGES IN SECURITIES

     In the three months ended March 31, 2002, the Company sold shares of its Common Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows.

     In January 2002, warrants to purchase 13,600 shares of Common Stock were exercised. The common stock associated with the warrants were registered effective April 17, 2002.

     In January 2002, the Company issued 2,128 shares of non-registered common stock, with a value of $11,066, to four individuals as payment for dividends on Series A Preferred Stock.

     In January 2002, the Company issued 2,526 shares of non-registered common stock with a value of $8,495 to Directors as consideration for meeting fees.

     The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder.


Item 4.  EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits

     See Exhibit Index.


(b)	No reports on Form 8-K were filed during the first fiscal quarter.



<PAGE 12>


                                 SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERGE TECHNOLOGIES INCORPORATED


By: /s/ Richard A. Linden  		Date:	May 15, 2002
---------------------------------
Richard A. Linden
President and Chief Executive Officer

By: /s/ Colleen M. Doan			Date:	May 15, 2002
---------------------------------
Colleen M. Doan
Chief Financial Officer, Treasurer and Secretary
(Principal Financial Officer and Principal Accounting Officer)


<PAGE 13>


(a)	Exhibit No.
--------------------

3.1	Articles of Incorporation of Registrant(2), Articles of Amendment
	as of June 16, 1998(3), Articles of Amendment as of September 1, 1999
	(6) and Articles of Amendment as of November 29, 2000 (6)

3.2	Amended and Restated By-Laws of Registrants as of
	February 3, 1998 (1)

10.2	Employment Agreement entered into as of November 29, 2001 between
	Registrant and Richard A. Linden (7)

10.3	Employment Agreement entered into as of December 21, 2001 between
	Registrant and William C. Mortimore (7)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996 (2)

10.6	Office Lease for West Allis Center dated May 24, 1996 between
	Registrant and Whitnall Summit Company, LLC Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2) and Supplemental Office Space Lease for 1126 Operating Associates Limited Partnership dated April 11, 2000, and Second amendment to Lease (7)

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

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the
	three months ended March 31, 2000

(5)	Incorporated by reference to Form 14A dated May 9, 2000

(6)	Incorporated by reference to Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2000

(7)	Incorporated by reference to Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2001


<PAGE 14>

<END OF DOCUMENT>