Form 10QSB
period 2002-06-30
MERGE TECHNOLOGIES INC
filed 2002-08-13
CIK 944765

United States
                        Securities and Exchange Commission
                           Washington, D.C.  20549
                                  Form 10-QSB

	    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	                SECURITIES EXCHANGE ACT OF 1934
		  For the quarterly period ended June 30, 2002

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
Yes X 	No
   ---	  ----

     As of August 9, 2002 the issuer had 9,079,550 shares of common stock outstanding.

				    INDEX
				   -------
		                                             	      Page
								     -----

PART I  FINANCIAL INFORMATION

Item 1.          Financial Statements................................	 1

Item 2.          Management's Discussion and Analysis or Plan of
		   Operation......................................... 	11


PART II  OTHER INFORMATION

Item 2.          Changes in Securities...............................	15

Item 4.          Submission of Matters to a Vote of Security Holders.	16

Item 6.          Exhibits and Reports on Form 8-K.................... 	16

                     Signatures...................................... 	17

                     Exhibit Index................................... 	18


<PAGE i>


                                    PART I
				   --------


Item 1.	FINANCIAL INFORMATION

             MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

					June  30,	December 31,
					  2002		    2001
					----------------------------
						(Unaudited)

			ASSETS

Current assets:
  Cash................................	$  3,992,937	$  1,042,893
  Accounts receivable, net of
    allowance for doubtful accounts of
    $123,256 and $170,572 at June 30,
    2002, and December 31, 2001,
    respectively......................	   3,185,763       2,669,408
  Unbilled accounts receivable........	     202,196	     472,912
  Inventory...........................	     589,680	     542,136
  Prepaid expenses....................	     255,021	      93,831
  Other current assets................	      26,443	      30,906
					------------	------------
Total current assets..................	   8,252,040	   4,852,086
					------------	------------
Property and equipment:
  Computer equipment..................	   3,427,763	   3,321,304
  Office equipment....................	     469,116	     416,216
  Leasehold improvements..............	     145,685		----
					------------	------------
					   4,042,564 	   3,737,520
  Less accumulated depreciation.......	   3,237,715	   3,097,923
					------------	------------
Property and equipment, net...........	     804,849	     639,597

Long-term receivable..................	     163,645	     193,475
Purchased and developed software, net
  of accumulated amortization of
  $4,798,169 and $4,342,779 at June
  30, 2002, and December 31, 2001,
  respectively........................	   5,469,932	   3,824,483
Intangibles - customer contract.......	     966,132	        ----
Goodwill..............................	   7,274,401	     354,999
Other.................................	     192,813	     190,956
					------------	------------
Total assets..........................	$ 23,123,812	$ 10,055,596
					============	============

<PAGE 1>

               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
		 		Continued


					June  30,	December 31,
					  2002		    2001
					----------------------------
						(Unaudited)

     LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
  Accounts payable....................	$  1,214,939	$    815,177
  Current portion of obligations under
    capital leases....................	      15,095	      23,384
  Accrued wages.......................	     427,323	     645,588
  Other accrued liabilities...........	     213,559	     258,989
  Deferred revenue....................	   1,085,054	     480,446
					------------	------------
Total current liabilities.............	   2,955,970 	   2,223,584
Notes payable.........................	     166,212	     152,141
Put options related to exchangeable
  common stock........................	   1,014,814	   1,504,230
Obligations under capital leases,
  excluding current portion...........		 814	       7,131
Other.................................	      17,064 	        ----
					------------	------------
Total liabilities.....................	   4,154,874	   3,887,086

Shareholders' equity:
  Preferred stock, $0.01 par value:
   4,000,000 shares authorized; one
   share issued and outstanding at June
   30, 2002 and December 31,2001.......	        ----	        ----
  Series A Preferred stock, $0.01 par
   value:  1,000,000 shares authorized;
   zero shares and 637,236 shares issued
   and outstanding at June 30, 2002, and
   December 31, 2001, respectively.....	        ----	       6,372

  Series 2 Special Voting Preferred stock,
   no par value:  one share authorized;
   one share issued and outstanding at
   June 30, 2002.......................		----            ----

  Common stock, $0.01 par value:
   30,000,000 shares authorized;
   9,043,045 shares and 7,019,493 shares
   issued and outstanding at June 30,
   2002, and  December 31, 2001,
   respectively........................	      90,430	      70,195

  Common stock subscribed:  4,472 shares
   and 22,173 shares at June 30, 2002,
   and December 31, 2001, respectively.	      19,766	      17,082

  Additional paid-in capital...........	  27,630,964	  16,182,483
  Common stock subscription receivable.	     (35,000)        (35,000)
  Accumulated deficit..................   (8,619,935)     (9,924,055)
  Accumulated other comprehensive loss
   - cumulative translation adjustment.	    (117,287)	    (148,567)
					------------	------------
Total shareholders' equity.............   18,968,938       6,168,510
					------------	------------
Total liabilities and shareholders'
 equity................................	$ 23,123,812	$ 10,055,596
					============	============

        See accompanying notes to consolidated financial statements.

<PAGE 2>


                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


						      Three Months Ended	       Six Months Ended
							   June 30,			    June 30,
						----------------------------	----------------------------

						     2002	    2001	      2002	     2001
						------------    ------------	------------    ------------

et Sales......................................	$  4,183,175	$  3,762,608	$  8,717,797	$  7,107,081

Cost of sales:
  Purchased components.........................	   1,008,580	   1,061,347	   2,180,593	   2,045,313
  Amortization of purchased and developed
    software...................................	     267,809	     187,473	     527,706	     367,835
						------------	------------	------------	------------
Total cost of sales............................	   1,276,389	   1,248,820	   2,708,299	   2,413,148
						------------	------------	------------	------------
Gross profit...................................	   2,906,786	   2,513,788	   6,009,498	   4,693,933
						------------	------------	------------	------------
Operating costs and expenses:
  Sales and  marketing.........................	   1,251,539	   1,017,535	   2,474,360	   2,007,962
  Product research and development.............	     349,857	     467,023	     713,639 	     970,665
  General and administrative...................      480,530         606,698   	   1,148,804       1,185,313
  Depreciation and amortization................	     118,655	     194,539 	     231,939	     388,374
  Acquired in process R&D......................	     148,050	        ----	     148,050		----
  Restructuring and related items..............	        ----		----		----	      35,825
						------------	------------	------------	------------
Total operating costs and expenses.............	   2,348,631 	   2,285,795	   4,716,792	   4,588,139
						------------	------------	------------	------------
Operating income...............................	     558,155	     227,993	   1,292,706	     105,794
						------------	------------	------------	------------

Other income (expense):
  Interest expense.............................	      (5,223)	     (34,846)	     (11,771)	     (75,057)
  Interest income..............................	      10,314	       1,573	      15,908	      12,114
  Other, net...................................	      50,739	      44,081          41,645	     129,092
						------------	------------	------------	------------
Total other income.............................	      55,830	      10,808 	      45,782	      66,149
						------------	------------	------------	------------
Income before income taxes.....................	     613,985	     238,801	   1,338,488	     171,943
						------------	------------	------------	------------
Income taxes...................................	      13,948	       5,626	      34,368	      20,819
						------------	------------	------------	------------
Net income.....................................	     600,037	     233,175	   1,304,120	     151,124
						============	============	============	============

Net income per share - basic...................	$       0.07	$       0.03	$       0.16	$       0.01
						============	============	============	============
Weighted average number of common shares
  outstanding  - basic.........................	   7,751,870	   6,066,352	   7,415,664	   5,958,969
						============	============	============	============
Net income per share - diluted.................	$       0.06	$       0.03	$       0.12	$       0.01
						============	============	============	============
Weighted average number of common shares
 outstanding - diluted.........................	   9,910,400	   6,807,450	   9,740,228	   5,999,749
						============	============	============	============


                See accompanying notes to consolidated financial statements.


<PAGE 3>


                              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)


						  	       Six Months Ended
								   June 30,
							----------------------------

							     2002	    2001
							------------    ------------

Cash flows from operating activities:
  Net income.........................................	$  1,304,120	$    151,124
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization......................	     759,261	     841,298
  Amortization of discount on note acquired in merger	       6,317	       5,990
  Provision for doubtful accounts receivable, net of
    write-offs.......................................	      34,302	     177,739
  Issuance of stock for services rendered............	      14,997	      32,500
  Issuance of warrants for financing transactions....	       -----	       9,879
    Change in assets and liabilities:
	Accounts receivable..........................	     (10,148)	    (709,327)
	Inventory....................................	     (47,544)        532,445
	Prepaid and other expenses.....................	    (159,463)	     (64,275)
	Accounts payable.............................	     260,432        (663,681)
	Accrued wages................................	    (264,794)	       7,175
	Other accrued expenses.......................	       7,702	     (37,329)
	Deferred revenue.............................	     297,450	     349,229
	Other........................................	      (1,141)	     171,849
							------------	------------
Net cash provided by operating activities............	   2,201,491	     804,616
							------------	------------

Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired...	      79,667		----
  Purchases of property and equipment................	    (307,920)	      (8,308)
  Development of software............................	    (863,036)	    (609,631)
							------------	------------
Net cash used in investing activities................	  (1,091,289)	    (617,939)
							------------	------------
Cash flows from financing activities:
  Proceeds from sale of Series A Preferred Stock.....	   	----	       9,000
  Proceeds from exercise of stock options............	     693,411		----
  Proceeds from sale of common stock.................	     	----	      10,000
  Proceeds from exercise of warrants.................	   1,117,662	        ----
  Proceeds from employee stock purchase plan.........	      40,136	      36,207
  Principal payments under capital leases............	     (14,714)	     (13,751)
							------------	------------
Net cash provided by financing activities............	   1,836,495	      41,456
							------------	------------

Effect of exchange rate changes on cash..............	       3,347	     (98,760)
Net increase in cash.................................	   2,950,044	     129,373
Cash beginning of period.............................	   1,042,893	     811,910
							------------	------------
Cash end of period...................................	$  3,992,937	$    941,283
							============	============

Supplemental Disclosures of Cash Flow Information:
  Cash paid for interest.............................	$      6,468	$     68,575

Non-cash Financing and Investing Activities:
  Accretion of put options related to exchangeable
    common stock.....................................	$     54,337	$     70,140
  Common stock issued for acquisitions...............	$    791,585	$	----
  Payment of preferred stock dividends through
    issuance of common stock.........................	$     11,066	$	----

                   See accompanying notes to consolidated financial statements.


<PAGE 4>



				MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
					 	    (Unaudited)

						      Three Months Ended	       Six Months Ended
							   June 30,			    June 30,
						----------------------------	----------------------------

						     2002	    2001	      2002	     2001
						------------    ------------	------------    ------------

Net Income....................................	$    600,037	$    233,175	$  1,304,120	$    151,124
Other comprehensive income (loss) -
  cumulative translation adjustment...........	      33,583	     (16,257)	      31,280	    (101,953)
						------------	------------	------------	------------
Comprehensive income..........................	$    633,620	$    216,918	$  1,335,400	$     49,171
						============	============	============	============

                             See accompanying notes to consolidated financial statements.



<PAGE 5>


               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

     On January 1, 2002, the Company changed the functional currency for the sales office in Nuenen, The Netherlands to the United States Dollar from the Dutch Guilder, as the majority of sales to customers are transacted in United States Dollars.

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

All research and development costs incurred prior to the point at which management determines a project has reached technological feasibility are expensed as incurred. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally three to five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.

<PAGE 6>


               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


(4)	GOODWILL

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill.

     As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. Additionally, pursuant to the provisions of SFAS 142, the Company confirmed its recorded purchased software as an other intangible asset which must be recognized apart from goodwill and amortized over its estimated useful lives of three to five years. Purchased software is included as part of purchased and developed software and the classification and useful life is consistent with the Company's presentation at December 31, 2001. The Company has not identified any other intangible assets which must be recognized apart from goodwill as of the adoption date.

     The provisions of SFAS 142, require that goodwill and other intangible assets with indefinite useful lives be tested at least annually for impairment or when indicators of potential impairment exist, using a fair-value-based approach. Additionally, a transitional impairment evaluation must be completed within the first six months of adoption. During the second quarter of 2002 the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. The Company will continue to monitor the carrying value of goodwill through
annual impairment tests.   SFAS 142 also requires that intangible assets
with estimable useful lives be reviewed for impairment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Adoption of SFAS 144 has not had a material impact on the consolidated financial position or results of operations of the Company.

     The following table shows the impact on the Company's financial statements as if SFAS 142 were adopted on January 1, 2001:



						      Three Months Ended	       Six Months Ended
							   June 30,			    June 30,
						----------------------------	----------------------------

						     2002	    2001	      2002	     2001
						------------    ------------	------------    ------------

Net Sales......................................	$  4,183,175	$  3,762,608	$  8,717,797	$  7,107,081

Reported net income............................	$    600,037	$    233,175	$  1,304,120	$    151,124
Goodwill amortization..........................		----	      19,125	        ----	      38,250
						------------	------------	------------	------------
Adjusted net income............................      600,037	     252,300       1,304,120	     189,374


Reported net income per share - basic..........	$       0.07	$       0.03    $       0.16	$       0.01
Goodwill amortization..........................		----		----		----		0.01
						------------	------------	------------	------------
Adjusted net income per share - basic..........	$       0.07	$       0.03    $       0.16	$       0.02


Reported net income per share - diluted........	$       0.06	$       0.03    $       0.12	$       0.01
Goodwill amortization..........................		----		----		----		0.01
						------------	------------	------------	------------
Adjusted net income per share - diluted........	$       0.06	$       0.03    $       0.12	$       0.02



<PAGE 7>

             MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


(5)	 NET INCOME PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding. The Company has made an accounting policy election to use the converted method for convertible securities that participate in common stock dividends. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock.


     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2002 and June 30, 2001.


						      Three Months Ended	       Six Months Ended
							   June 30,			    June 30,
						----------------------------	----------------------------

						     2002	    2001	      2002	     2001
						------------    ------------	------------    ------------

Numerator:

Net income.....................................	$    600,037	$    233,175 	$  1,304,120 	$    151,124
Preferred stock dividends......................	      (9,641)	     (10,950)	     (20,471)	     (22,096)
Interpra put option accretion..................	     (22,605)	     (35,070)	     (54,337)	     (70,140)
Allocation of income to Interpra exchangeable
  shares.......................................	     (21,916)        (11,833)	     (54,534)	      (3,814)
						------------	------------	------------	------------
Numerator for basic income per share...........	$    545,875	$    175,322 	$  1,174,778 	$     55,074
						------------	------------	------------	------------
Adjustment for effect of assumed conversion
  of preferred stock...........................	       9,641	      10,950 	      20,471	      22,096
						------------	------------	------------	------------
Numerator of diluted income per share..........	$    555,516 	$    186,322 	$  1,195,249    $     55,074
						------------	------------	------------	------------

Denominator:

Weighted average common shares outstanding.....	   7,718,903	   6,066,352 	   7,399,089	   5,958,969
Assumed conversion of exchangeable shares......	      32,967		----	      16,575	        ----
						------------	------------	------------	------------
Denominator for basic income per share.........	   7,751,870	   6,066,352 	   7,415,664	   5,958,969

Effect of convertible preferred shares.........	     555,869	     637,236 	     596,328	        ----
Effect of employee and director stock options..	   1,062,779	      54,045 	   1,155,378	      22,206
Effect of warrants.............................	     539,882	      49,817	     572,858	      18,574
						------------	------------	------------	------------
Denominator for diluted income per share.......	   9,910,400	   6,807,450 	   9,740,228	   5,999,749
						------------	------------	------------	------------

Basic income per share.........................	$       0.07 	$       0.03 	$       0.16 	$       0.01
Diluted income per share.......................	$       0.06 	$       0.03 	$       0.12 	$       0.01



     For the three months and six months ended June 30, 2002, 1,062,779 and 1,155,378 weighted average options to purchase shares of the Company's common stock had exercise prices greater than the average market price of the shares of common stock.


<PAGE 8>

               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     For the three months and six months ended June 30, 2001, 60,772 and 22,206 weighted average options to purchase shares of the Company's common stock had exercise prices greater than the average market price of the shares of common stock.


(6)	EMPLOYEE STOCK OPTIONS

     During the three months ended June 30, 2002, 332,004 options in the Company's 1996 Stock Option Plan for Employees were exercised for proceeds of $485,662. At June 30, 2002, 1,684,253 employee stock options were outstanding, 348,453 of which will expire in 2002. Subsequent to June 30, 2002, 12,656 of the 348,453 options have been exercised through the date of this filing.

(7)	ACQUISITIONS

     The Company completed the acquisition of two privately held companies in the three months ended June 30, 2002. During May 2002, Merge acquired certain assets of Aurora Technologies Inc. ("Aurora"), pursuant to an Asset Acquisition Agreement dated April 18, 2002. On June 28, 2002, Merge acquired all the outstanding capital stock of eFilm Medical, Inc. ("eFilm") pursuant to a Stock Acquisition Agreement dated April 15, 2002.

     The Company acquired tangible assets along with technology rights, contracts and in-process R&D and paid a premium over the fair value of net assets acquired due to its expectation that the combined enterprise will have the ability to offer the customers a more comprehensive product suite and may attain greater shareholder value in the future than the entities would have achieved if operated on a stand-alone basis.

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses are included in the Consolidated Balance Sheet as of June 30, 2002. The results of operations from the closing date of acquisitions through June 30, 2002 are included in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2002. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to Goodwill are not being amortized but will be tested for impairment annually or under certain circumstances, and written-off when mpaired.

     The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Balance as of January 1, 2002............... $   354,999
	Goodwill acquired in Aurora acquisition.....	 747,504
	Goodwill acquired in eFilm acquisition......   6,171,898
						     -----------
	Balance as of June 30, 2002.................   7,274,401
						     ===========

     The following is a summary of purchase consideration for the acquisition:

					       	  Aurora	   eFilm
	Form of consideration			Fair Value 	 Fair Value
						----------	------------

	Cash.................................	$  100,000	$       ----
	93,901 shares of Merge common stock..      792,000          	----
	1,000,000 Merge exchangeable shares.. 	      ----   	   7,737,000
	Vested stock options.................         ----           437,000
	Transaction costs....................       29,000	     153,000
						----------	------------
	Total................................	$  921,000	$  8,327,000
						==========	============

<PAGE 9>

                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The fair value of shares issued to Aurora Technology, Inc. was determined to be $8.43 per share or equal to the closing price of Merge common shares as of May 17, 2002. The fair values of exchangeable shares issued in the eFilm acquisition was determined using a three-day average $7.736 closing price of Merge common s tock after signing the definitive agreement.

     Each holder of Merge exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for the Company's common shares on a one for one basis, subject to adjustment positions. At June 28, 2007, any remaining shares will be automatically be converted to common stock of the Company.

     Each exchangeable share is entitled to vote together with Merge common shares on matters relating to Merge Technologies Incorporated and include dividend rights equivalent to Merge common shares. Merge established an escrow holdback of 116,590 exchangeable shares for 18 months, for indemnification with respect to certain potential claims.

     Merge established an escrow holdback of 18,780 shares related to the Aurora transaction for 12 months, for indemnification with respect to certain potential claims.

     The total purchase considerations of approximately $921,000 and $8,327,000 was allocated to the fair value of the net assets acquired as follows (in thousands):

				          Aurora	    eFilm
					---------	-----------

Current assets	 			$  59,000	$   394,000
Other assets		 	 	   29,000	     45,000
Purchased and developed technologies 	   85,000 	  1,193,000
Purchased contracts			     ----	    966,000
Goodwill 			  	  748,000         6,172,000
In-process R&D 				     ----	    148,000
Liabilities assumed			     ----	   (591,000)
					 --------	-----------
Total consideration 		        $ 921,000	 $8,327,000
					=========	===========

     Additionally, in the Aurora acquisition, the Company assumed an operating lease obligation for office space located in the Chicago metropolitan area. Aggregate minimum lease payment assumed amount to $122,000.

     The following unaudited pro forma information shows the results of operations of the Company for the six months ended June 30, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

				    Six months ended June 30,
				     2002 	      2001
				-------------- 	 --------------
			  (in thousands, except per share amounts)


Revenue 	  	     	$   10,385 	    $ 8,095
Net Income 			$    1,158	    $  (339)
Earnings per share:
 Basic		 		$     0.12	    $  (.06)
 Diluted 			$     0.10	    $  (.06)


     Included in tprofomra information for six months ended June 30, 2002 is an in-process Research and Development charge of $148,000.


<PAGE 10>


Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note on Forward-Looking Statements
------------------------------------------

     Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Discussions containing such forward-looking statements may be included herein in the material set forth under "Management's Discussion and Analysis or Plan of Operation" as well as within this report generally. In addition, when used in this report, the words believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, history of operating losses, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, significant investment in new product development, dependence on major customers, expansion of its international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operations, acquisition closing contingencies, integration of acquisitions, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Overview
---------

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

     The Company was founded in 1987. It has historically been viewed as a leading provider of medical diagnostic imaging and information connectivity technologies and consulting solutions for original equipment manufacturers ("OEMs"), value added resellers ("VARs") and healthcare facilities worldwide. Today, Merge believes that it is at the forefront of integrated radiology workflow research and development bringing modular software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise. The Company believes that its second quarter acquisitions of eFilm Medical, Inc. and Aurora Technology, Inc. positions it as a global provider of integrated image and information workflow solutions.

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


<PAGE 11>


Results of Operations
---------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net sales. Net sales increased $420,000 or 11%, in the three months ended June 30, 2002 to $4,183,000 from $3,763,000 in the three months ended June 30, 2001. In the three months ended June 30, 2002, net sales of products and software made directly to healthcare facilities increased $619,000 or 88% to $1,326,000 from $707,000 in the second quarter of 2001.
Net sales to OEM/VARs and dealers decreased $264,000 or 11% in the three months ended June 30, 2002 to $2,204,000 from $2,468,000 in the second quarter of 2001. Net sales of professional services increased $65,000 or 11% to $653,000 in the three months ended June 30, 2002 from $588,000 in the second quarter of 2001. Net sales of products sold through our service group include upgrades, hardware replacement and service parts.

     Cost of sales. Cost of sales consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales to 24% in the three months ended June 30, 2002 from 28% in the three months ended June 30, 2001. The decrease is the result of the Company's shift to selling higher margin products and services. Labor costs associated with professional services are included in sales and marketing expense.

     Amortization of purchased and developed software increased to $268,000 or 6% of net sales in the three months ended June 30, 2002 from $187,000 or 5% of net sales in the comparable period in 2001. The increase is due to primarily to the commencement of amortization on software available for general release.

     Gross profit. Gross profit increased 16% or $393,000 to $2,907,000 in the three months ended June 30, 2002 from $2,514,000 in the three months ended June 30, 2001. As a percentage of net sales, gross profit was 69% in the three months ended June 30, 2002 compared to 67% in the three months ended June 30, 2001.

     Sales and marketing. Sales and marketing expense increased $234,000 in the three months ended June 30, 2002 to $1,252,000 from $1,018,000 in the three months ended June 30, 2002. The increase is the result of the Company's objective to invest in sales and marketing activities and staff count in order to grow net sales.

     Product research and development. Product research and development expense decreased $117,000 in the three months ended June 30, 2002 to $350,000 from $467,000 in the three months ended June 30, 2001. Capitalization of software development increased to $381,000 in the three months ended June 30, 2002 from $351,000 in the three months ended June 30, 2001. The increase in capitalized software development is a direct result of focusing engineering resources on modular product development designed to accelerate the development cycle and release of new product for revenue generation.

     General and administrative. General and administrative expense decreased $126,000 in the three months ended June 30, 2002 to $481,000 from $607,000 in the three months ended June 30, 2001. General and administrative expense, which includes costs for information systems, accounting, administrative support, management personnel and general corporate matters.

     Depreciation and amortization. Depreciation and amortization expense decreased $76,000 in the three months ended June 30, 2002 to $119,000 from $195,000 in the three months ended June 30, 2001. The decrease was due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.

     Acquired in-process R&D. Acquired in-process R&D was $148,000 in the three months ended June 30, 2002. The write-off was due to the eFilm acquisition the Company completed in the three months ended June 30, 2002.

     Total other income (expense). Total other income (expense) was income of $56,000 in the three months ended June 30, 2002 compared to income of $11,000 in the three months ended June 30, 2001. The increase is principally due to reduced interest expense and increased interest income associated with having higher cash balances.


<PAGE 12>


     Income taxes. The Company recognized income tax expense of $14,000 in the three months ended June 30, 2002 and $6,000 in the three months ended June 30, 2001, due primarily to Japanese income tax withholding on software royalties.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net sales. Net sales increased $1,611,000, or 23%, in the six months ended June 30, 2002 to $8,718,000 from $7,107,000 in the six months ended June 30, 2001. In the six months ended June 30, 2002, net sales of products and software made directly to healthcare facilities increased $1,501,000 or 138% to $2,590,000 from $1,089,000 in the six months ended June 30, 2001.
Net sales to OEM/VARs and dealers decreased $171,000 or 3% in the six months ended June 30, 2002 to $4,792,000 from $4,963,000 in the six months ended June 30, 2001. Net sales of professional services increased $281,000 or 27% to $1,336,000 in the six months ended June 30, 2002 from $1,055,000 in the six months ended June 30, 2001. Net sales of products sold through our service group include upgrades, hardware replacement and service parts.

     Cost of sales. Cost of sales consists of purchased components and amortization of purchased and developed software. The cost of purchased components decreased as a percent of net sales to 25% for the six months ended June 30, 2002 from 29% in the six months ended June 30, 2001. The decrease is the result of the Company's shift to selling higher margin products and services. Labor costs associated with professional services are included in sales and marketing expense.

     Amortization of purchased and developed software increased to $528,000 or 6% of net sales in the six months ended June 30, 2002 from $368,000 or 5% of net sales in the comparable period in 2001

     Gross profit. Gross profit increased to $6,009,000 in the six months ended June 30, 2002 from $4,694,000 in the six months ended June 30, 2001. As a percentage of net sales, gross profit increased to 69% in the six months ended June 30, 2002 from 66% in the six months ended June 30, 2001.

     Sales and marketing. Sales and marketing expense increased $466,000 in the six months ended June 30, 2002 to $2,474,000 from $2,008,000 in the six months ended June 30, 2002 due primarily to implementing new marketing activities and staff additions to help achieve sales goals.

     Product research and development. Product research and development expense decreased $257,000 in the six months ended June 30, 2002 to $714,000 rom $971,000 in the six months ended June 30, 2001. In addition, the Company increased its capitalized software development costs $254,000 in the six months ended June 30, 2002 to $863,000 from $609,000 in the six months ended June 30, 2001. The increase in capitalized software development is a direct result of focusing engineering resources on modular product development designed to accelerate the development cycle and release of new product for revenue generation.

     General and administrative. General and administrative expense decreased $36,000 in the six months ended June 30, 2002 to $1,149,000 from $1,185,000 in the six months ended June 30, 2001.

     Depreciation and amortization. Depreciation and amortization expense decreased $156,000 in the six months ended June 30, 2002 to $232,000 from $388,000 in the six months ended June 30, 2001. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.

     Total other income (expense). Total other income (expense) was income of $46,000 in the six months ended June 30, 2002 compared to income of $66,000 in the six months ended June 30, 2001. The decline is due to a reduction in interest expense. The majority of other income recognized in 2001 was due to the settlement of accounts payable at amounts less than the carrying value of the obligations.

     Income taxes. The Company recognized income tax expense of $34,000 in the six months ended June 30, 2002 and of $21,000 in the six months ended June 30, 2001, due primarily to Japanese income tax withholding on software royalties.


<PAGE 13>


Liquidity and Capital Resources
--------------------------------

     Operating cash flows. Cash provided by operating activities was $2,201,000 in the six months ended June 30, 2002. The Company's positive operating cash flow in the six months ended June 30, 2002 was due primarily to its net income of $1,304,120 and depreciation and amortization expense of $759,000. Accounts payable increased due to timing of purchases to fulfill orders. During the six months ended June 30, 2002 accrued wages decreased $265,000 as the Company paid a portion of 2001 bonuses to employees.

     Investing cash flows. Cash used in investing activities was $1,091,000 in the six months ended June 30, 2002 due to cash outflows for capitalized software development costs, purchases of property and equipment, leasehold improvements, and cash paid for acquisitions.

     Financing cash flows. Cash provided by financing activities was $1,836,000 in the six months ended June 30, 2002. The Company received proceeds of $693,000 from employee and director stock option exercises and $40,000 from purchases of common shares under its employee stock purchase plan. The Company received net proceeds of $1,118,000 in cash as a result of the exercise of 722,943 warrants in the quarter ended June 30, 2002.

     The Company also converted all outstanding shares of Series A Preferred stock on a one-for-one basis into common stock of the Company upon registering the underlying shares of common stock and achieving a 30 consecutive-day period in which the closing bid price of its common stock was $4.00 per share or greater.

     The Company has a recorded a liability of $1,015,000 for put options on 271,000 shares of outstanding exchangeable common stock, which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004. The Company is accreting the carrying value of the put options to the aggregate put value of $1,220,000.

     At June 30, 2002, cash was $3,993,000 compared to $1,043,000 at
December 31, 2001.  The Company's current ratio at June 30, 2002 was 2.79
compared to 2.18 at December 31, 2001.   The Company has a $3,000,000
revolving credit line that expires on April 15, 2003. Amounts available under the credit line are subject to certain advance ratios on accounts receivable and inventory that limit the amount available to $2,645,000 at June 30, 2002, of which no amounts were drawn.

     The following table summarizes out contractual obligations at June 30, 2002, and the effect such obligations are expected to have on the Company's liquidity and cash in future periods:


                                             Contractual Obligations
				-----------------------------------------------
				          Remainder of
			   	  Total	     2002	2003-2004	2005 +
				-----------------------------------------------

Notes payable................  $  189,000  $    ----	$  189,000    $    ----
Capital lease obligations....	   18,000     11,000         7,000         ----
Operating leases obligations.   1,914,000    232,000       912,000      770,000
Put options (1)..............   1,218,000       ----     1,218,000         ----
			       ----------  ---------	----------    ---------
Total contractual cash
  obligations................  $3,339,000  $ 243,000	$2,326,000    $ 770,000


(1) Holders of exchangeable shares can require the Company to repurchase the exchangeable share or convert them into common stock of the Company.



<PAGE 14>


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


Recently Issued Accounting Pronouncements
------------------------------------------

     The Financial Accounting Standards Board (FASB) has issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Example of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will applied prospectively to exit or disposal activities initiated after December 31, 2002. Adoption of the standard will not have a material impact on the historical consolidated results of operations or financial position of the Company.



                                     PART II
                                    ---------

Item 2.	CHANGES IN SECURITIES

     In the six months ended June 30, 2002, the Company sold shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows.

     In January 2002, warrants to purchase 13,600 shares of common stock was exercised. The common stock associated with the warrants were registered for resale on Form S-3 effective April 17, 2002.

     In January 2002, the Company issued 2,128 shares of non-registered common stock, with a value of $11,066, to four individuals as payment for dividends on Series A Preferred Stock.

     In January 2002, the Company issued 2,526 shares of non-registered common stock with a value of $8,495 to Directors as consideration for meeting fees.

     In April 2002, the Company issued 1,484 shares of non-registered common stock with a value of $6,494 to Directors as consideration for meeting fees.

     In May 2002, the Company issued 93,901 shares of non-registered common stock as part of the purchase price for the Asset Purchase
Agreement between Signal Stream, Inc. (a wholly owned subsidiary) and Aurora Technology, Inc.

     In May and June of 2002, the Company issued 637,236 shares of non-registered common stock for the conversion of Series A Preferred Stock. The common stock associated with the convertible stock were registered for resale on Form S-3 effective April 17, 2002.

     In May and June of 2002, warrants to purchase 709,343 shares of common stock were exercised. The common stock associated with the warrants were registered for resale on Form S-3 effective April 17, 2002.

     The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder. The Company did not use the services of any broker-dealers in the above transactions.


<PAGE 15>


Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's Annual Meeting of Shareholders was held on May 23, 2002. Matters voted on and the results of such votes are listed below.

         						          Votes
							       Against or
						  Votes For	Withheld	Abstained	 Result
						------------	--------	---------	-------
Elect William C. Mortimore to serve as Director
  until the next annual meeting of
  Shareholders					 6,916,375.6	    ----	171,946.6	Elected

Elect Richard A. Linden to serve as Director
  until the next annual meeting of Shareholders	 7,037,120.6	    ----	 51,201.6	Elected


Elect Robert A. Barish, MD to serve as Director
  until the next annual meeting of Shareholders	 7,036,520.6	    ----	 51,801.6	Elected


Elect Michael D. Dunham to serve as Director
  until the next annual meeting of Shareholders	 7,035,900.6	    ----	 54,421.6	Elected

Elect Robert T. Geras to serve as Director
  until the next annual meeting of Shareholders	 7,037,120.6	    ----	 51,201.6	Elected


Elect Anna M. Hajek to serve as Director until
  the next annual meeting of Shareholders	 7,036,410.6	    ----	 51,911.6	Elected


Elect John D. Halamka, MD to serve as Director
  until the next annual meeting of Shareholders	 6,910,185.6	    ----	178,136.6	Elected


Approve an increase in the number of shares of
  common stock which may be issued under the
  Amended and Restated 1996 Stock Option Plan
  for Employees of Merge Technologies
  Incorporated from 2, 015,826 to 2,515,826	 4,500,313.2	220,026.0	 12,265.0	Approved




Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     See Exhibit Index


(b) Form 8-K

     On May 30, 2002, Merge filed a Form 8-K to report the acquisition of the assets of Aurora Technology, Inc., a private Minnesota corporation, through Merge's wholly-owned subsidiary, Signal Stream, Inc. Attached to the filed Form 8-K as Exhibit 99.2 is a copy of the Asset Purchase Agreement by and among Merge, Signal Stream, Inc. and Aurora Technology, Inc. dated April 18, 2002.


<PAGE 16>


                                     SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MERGE TECHNOLOGIES INCORPORATED



Date:  August 13, 2002		By:	/s/ Richard A. Linden
					-----------------------------------
					Richard A. Linden
					President and Chief Executive Officer



Date:  August 13, 2002		By:	/s/ Colleen M. Doan
					Colleen M. Doan
					-----------------------------------
					Chief Financial Officer, Treasurer
					  and Secretary
					(Principal Financial Officer and
					  Principal Accounting Officer)


<PAGE 17>


                                    EXHIBIT INDEX
				   ---------------


(a)	Exhibit No.

3.1	Articles of Incorporation of Registrant (2), Articles of Amendment as
	of June 16, 1998 (3), Articles of Amendment as of September 1, 1999
	(6), Articles of Amendment as of November 29, 2001 (7), and Articles of Amendment as of June 28, 2002

3.2	Amended and Restated By-Laws of Registrants as of February 3, 1998 (1)

10.2	Employment Agreement entered into as of September 1, 2001 between
	Registrant and Richard A. Linden (6)

10.3	Employment Agreement entered into as of September 1, 2001 between
	Registrant and William C. Mortimore (6)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996 (2)

10.6	Office Lease for West Allis Center dated May 24, 1996 between
	Registrant and Whitnall Summit Company, LLC Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2) and Supplemental Office Space Lease for 1126 Operating Associates Limited Partnership dated April 11, 2001 (4)

10.8	1998 Stock Option Plan for Directors (1)

10.9 	Merge Technologies Incorporated 2001 Employee Stock Purchase Plan (5)

99.1 	Certification by Chief Executive Officer

99.2	Certification by Chief Financial Officer

- - - - - - - - - - -

(1)	Incorporated by reference to Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 1997.

(2)	Incorporated by reference to Registration Statement on Form SB-2
	(No. 333-39111) effective January 29, 1998.

(3)	Incorporated by reference to Quarterly Report on Form 10-QSB for the
	three months ended March 31, 1999.

(4)	Incorporated by reference to Quarterly Report on Form 10-QSB for the
	three months ended March 31, 2001.

(5)	Incorporated by reference to Form 14A dated May 9, 2001.

(6)	Incorporated by reference to Quarterly Report on Form 10-QSB for the
	nine months ended September 30, 2001.

(7) 	Incorporated by reference to Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2001.


<PAGE 18>

			           EXHIBIT 3.1
				 --------------

                              ARTICLES OF AMENDMENT
                           TO THE AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                        OF
                         MERGE TECHNOLOGIES INCORPORATED


     MERGE TECHNOLOGIES INCORPORATED, a corporation organized and existing under Chapter 180 of the Wisconsin Statues (the "Corporation"), does hereby certify as follows:

	1.	The name of the Corporation is MERGE TECHNOLOGIES
INCORPORATED.

	2.	The Amended and Restated Articles of Incorporation of the
Corporation, as amended, are further amended as follows:

				    ARTICLE IV
				   ------------

     The Preferred Shares set forth in the table contained in this Article IV are amended by creating a series entitled "Series 2 Special Voting Stock", which series shall have one (1) share, with the powers, preferences, rights, qualifications, limitations and restrictions as set forth on Exhibit A to this Amendment to the Corporation's Amended and Restated Articles of Incorporation, as amended.

	3.	The number of Preferred Shares, Series 2 Special Voting
Stock, created is one (1).

	4.	The above Amendment to the Amended and Restated Articles of
Incorporation of the Corporation, as amended, was adopted on June 28, 2002.

	5.	The above Amendment to the Amended and Restated Articles of
Incorporation of the Corporation was duly adopted in accordance with
Section 180.1002 of the Wisconsin Statutes. The Amendment was adopted by the board of directors, and shareholder action was not required.

	6.	None of the Preferred Shares, Series 2 Special Voting Stock,
has been issued.

	Dated this 28th day of June, 2002.


					By:  /s/ Colleen M. Doan
					     --------------------
					Its:   Secretary


                  This document was drafted by and is returnable to:
                              Michael A. Cramarosso, Esq.
                                Shefsky & Froelich Ltd.
                               444 North Michigan Avenue
                                      Suite 2500
                               Chicago, Illinois  60611
                                    (312) 836-4029

<PAGE 1>

                                      EXHIBIT A

                             TO THE ARTICLES OF AMENDMENT
                             TO THE AMENDED AND RESTATED
                              ARTICLES OF INCORPORATION
                                          OF
                           MERGE TECHNOLOGIES INCORPORATED


     The distinguishing designation of the Preferred Shares, Series 2 Special Voting Stock, including the powers, preferences, rights, qualifications, limitations and restrictions are as follows:

	1.	DIVIDENDS.  Neither the holder nor, if different, the owner
of the Series 2 Special Voting Share shall be entitled to receive dividends in its capacity as holder or owner thereof.

	2.	VOTING RIGHTS.  The holder of record of the Series 2 Special
Voting Share shall be entitled to all of the voting rights, including the right to vote in person or by proxy, of the Series 2 Special Voting Share on any matters, questions, proposals or propositions whatsoever that may properly come before the shareholders of the Corporation at a meeting of the shareholders or in connection with a consent of shareholders.

	3.	LIQUIDATION PREFERENCE.  Upon any voluntary or involuntary
liquidation, dissolution or winding-up of the Corporation, the holder of the Special Voting Share shall be entitled to receive out of the assets of the Corporation available for distribution to the shareholders, an amount equal to $0.01 before any distribution is made on the common stock of the Corporation or any other stock ranking junior to the Series 2 Special Voting Share as to distribution of assets upon liquidation, dissolution or winding-up.

	4.	RANKING.  The Series 2 Special Voting Share shall, with
respect to rights on liquidation, winding up and dissolution, rank (i) senior to all classes of common stock of the Corporation and (ii) junior to any other class or series of capital stock of the Corporation.

	5.	REDEMPTION.  The Series 2 Special Voting Share shall not be
subject to redemption, except that at such time as no exchangeable shares ("Exchangeable Shares") of e-Film Medical, Inc. (other than Exchangeable Shares owned by the Corporation and its affiliates) shall be outstanding, and no shares of stock, debt, options or other agreements which could give rise to the issuance of any Exchangeable Shares to any person (other than the Corporation and its affiliates) shall exist the Series 2 Special Voting Share shall automatically be redeemed and canceled, for an amount equal to $0.01 due and payable upon such redemption. Upon any such redemption or other purchase or acquisition of the Series 2 Special Voting Share by the Corporation, the Series 2 Special Voting Share shall be deemed retired and canceled and may not be reissued.


<PAGE 2>


	6.	OTHER PROVISIONS.  Pursuant to the terms of the certain
Trust Agreement to be dated as June 28, 2002 by and between U.S. Bank N.A., e-Film Medical, Inc., a Canadian corporation and the Corporation, as such agreement may be amended, modified or supplemented from time to time (the "Trust Agreement"):

	a.	During the term of the Trust Agreement, the Corporation
may not, without the consent of the holders of the Exchangeable Shares (as defined in the Trust Agreement), issue any shares of its Series 2 Special Voting Stock in addition to the Series 2 Special Voting Share;

	b.	the Series 2 Special Voting Share entitles the holder of
record to a number of votes at meetings of holders of common shares of the Corporation equal to the number of Exchangeable Shares outstanding from time to time (other than the Exchangeable Shares held by the Corporation and its affiliates);

	c.	the Trustee (as defined by the Trust Agreement) shall
exercise the votes held by the Series 2 Special Voting Share pursuant to and in accordance with the Trust Agreement;

	d.	the voting rights attached to the Series 2 Special Voting
Share shall terminate pursuant to and in accordance with the Trust Agreement;
and

	e. the powers, designations, preferences and relative, participating, optional and other special rights, and the qualifications, limitations and restrictions of such Series 2 Special Voting Share shall be otherwise provided in the Trust Agreement.


<PAGE 3>


                                  EXHIBIT 99.1
				---------------

                      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             regarding Periodic Report filed Pursuant to Section 13(a)
                        of the Securities Exchange Act of 1934

     I, Richard A. Linden, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     To the best of my knowledge and belief, the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, by Merge Technologies Incorporated, and to which this certification is appended (the "Periodic Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Merge Technologies Incorporated.

				MERGE TECHNOLOGIES INCORPORATED


Date:	August 13, 2002		By:	/s/ Richard A. Linden
				-----------------------------------
				Richard A. Linden
				President & Chief Executive Officer


<PAGE 4>

                                  EXHIBIT 99.2
				---------------

                      CERTIFICATION OF CHIEF EXECUTIVE OFFICER
             regarding Periodic Report filed Pursuant to Section 13(a)
                        of the Securities Exchange Act of 1934

     I, Colleen M. Doan, certify, pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that:

     To the best of my knowledge and belief, the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13,
 2002, by Merge Technologies Incorporated, and to which this certification is appended (the "Periodic Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of Merge Technologies Incorporated.

				MERGE TECHNOLOGIES INCORPORATED



Date:	August 13, 2002		By:	/s/ Colleen M. Doan
				-------------------------------------
				Colleen M. Doan
				Chief Financial Officer, Treasurer
				  and Secretary


<PAGE 5>

<END OF DOCUMENT>