Form 10KSB/A
period 2001-12-30
MERGE TECHNOLOGIES INC
filed 2002-09-23
CIK 944765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    Form 10-KSB-A
                                   Amendment No. 1


                      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 2001


                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ...... to ......

                           Commission File Number 000-29486

                           MERGE TECHNOLOGIES INCORPORATED
                   (Exact Name of Small Business Issuer in its Charter)

                 Wisconsin                             39-1600938
     (State or other jurisdiction of 	  (IRS Employer Identification Number)
      incorporation or organization)


          1126 South 70th Street, Milwaukee, Wisconsin         53214-3151
         (Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code:   (414) 977-4000


             Securities registered under Section 12(b) of the Exchange Act:
      Title of each class:  Common Name of each exchange on which registered:
	                             NASDAQ Small Cap

         Securities registered under Section 12(g) of the Exchange Act:  None


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90)
days.  Yes  x    No
	   ----    ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's revenues for its most recent fiscal year:  $15,741,059.

     The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the Common Stock on March 29, 2002, as reported on the NASDAQ Small Cap Market System, was approximately $36,745,475. Shares of Common Stock held by each officer and director and by each person who owns five percent (5%) or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. There were 7,105,447 shares of the Registrant's Common Stock issued and outstanding on March 29, 2002.

     Transitional Small Business Disclosure Format (check one):	Yes     No  x
								   ----	  ----

<PAGE 1>


EXPLANATORY NOTE
----------------


     Merge Technologies Incorporated hereby amends Item 13 of Part III of its Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 1, 2002, by including the disclosures set forth herein to include the consent of KPMG as EXHIBIT 23.1.


<PAGE 2>



Item 13.	EXHIBITS AND REPORTS ON FORM 10-KSB


3.1	Articles of Incorporation of Registrant (2), Articles of Amendment as
	of June 16, 1998 (3), Articles of Amendment as of September 1, 1999
	(6), and Articles of Amendment as of November 29, 2000 (6)

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998 (1)

10.2	Employment Agreement entered into as of November 29, 2001 between
	Registrant and Richard A. Linden (7)

10.3	Employment Agreement entered into as of December 21, 2001 between
	Registrant and William C. Mortimore (7)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996 (2)

10.6	Office Lease for West Allis Center dated May 24, 1996 between Registrant
	and Whitnall Summit Company, LLC, Supplemental Office Lease dated
	July 3, 1997 (1), Supplemental Office Space Lease dated January 30,
	1999 (2), Supplemental Office Space Lease for 1126 West Allis
	Operating Associates Limited Partnership dated April 11, 2000 (4) and Second Amendment to Lease dated January 11, 2002 between Registrant and 1126 West Allis Operating Associates, Limited Partnership (7)

10.8	1999 Stock Option Plan For Directors (1)

10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan (5)

23.1	Consent of KPMG LLP

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

(7)	Previously filed with this Annual Report on Form 10-KSB for the fiscal
	year ended December 31, 2001.


<PAGE 3>


                                     SIGNATURES
				    ------------


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				REGISTRANT:
				MERGE TECHNOLOGIES INCORPORATED



Date:	September 23, 2002	By:	/s/ Richard A. Linden
					-------------------------------------
					Richard A. Linden
					President and Chief Executive Officer



Date:	September 23, 2002	By:	/s/ Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					and Secretary

<PAGE 4>



EXHIBIT 23.1



                         INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Merge Technologies Incorporated:


     We consent to the incorporation by reference in the registration statements (Nos. 333-93965 and 333-75900) on Form S-3 and (Nos. 333-34884,
333-40832 and 333-40882) on Form S-8 of Merge Technologies Incorporated of our report dated February 20, 2002, with respect to the consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-KSB of Merge Technologies Incorporated.


KPMG LLP

/s/ KPMG LLP
----------------------------------

Chicago, Illinois
September 23, 2002