Form 10QSB
period 2002-09-30
MERGE TECHNOLOGIES INC
filed 2002-11-19
CIK 944765

United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549
                                    Form 10-QSB

	    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 	           For the quarterly period ended September 30, 2002

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
Yes  X	   No
    ----      ----

     As of November 18, 2002 the issuer had 9,424,258 shares of common stock outstanding.

                                     INDEX
                                    -------
                                                        	 Page

PART I  Financial Information
------------------------------

Item 1.   	 Financial Statements...........................   1

Item 2.          Management's Discussion and Analysis or
		 Plan of Operation..............................  13

Item 3.          Controls and Procedures........................  17



PART II  Other Information
---------------------------

Item 1.		 Legal Proceedings..............................  18

Item 2.          Changes in Securities..........................  18

Item 3.		 Defaults Upon Senior Securities................  18

Item 4.          Submission of Matters to a Vote of Security
		   Holders......................................  18

Item 5. 	 Other Information..............................  18

Item 6.          Exhibits and Reports on Form 8-K...............  19

                     Signatures.................................  20

                     Certification of Chief Executive Officer...  21

                     Certification of Chief Financial Officer...  22

                     Exhibit Index..............................  23


<PAGE i>


                                   PART I
                                  --------

ITEM 1.	FINANCIAL STATEMENTS


                    MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

							September 30,	December 31,
							    2002	    2001
							------------	------------
							 (Unaudited)
		       ASSETS
Current assets:

 Cash and cash equivalents............................. $  3,559,629	$  1,042,893
 Accounts receivable, net of allowance for doubtful
   accounts of $80,450 and $170,572 at September 30,
   2002, and December 31, 2001, respectively...........	   5,366,377	   2,669,408
 Unbilled accounts receivable..........................	         ---	     472,912
 Inventory.............................................	     755,673	     542,136
 Prepaid expenses......................................	     228,141	      93,831
 Other current assets..................................       56,113	      30,906
							------------	------------
Total current assets...................................	   9,965,933       4,852,086
							------------	------------
Property and equipment:
 Computer equipment....................................	   3,548,520 	   3,321,304
 Office equipment......................................	     499,802	     416,216
 Leasehold improvements................................	     146,855		 ---
							------------	------------
							   4,195,177	   3,737,520
 Less accumulated depreciation.........................	   3,365,451	   3,097,923
							------------	------------
Property and equipment, net............................	     829,726	     639,597
Long-term receivable...................................	     153,735	     193,475
Purchased and developed software, net of accumulated
  amortization of $5,134,700 and $4,342,779 at
  September 30, 2002 and December 31, 2001,
  respectively.........................................	   5,560,987	   3,824,483
Intangibles - customer contract, net of accumulated
  amortization of $48,307 at September 30, 2002........	     917,825		 ---
Goodwill...............................................	   7,351,587	     354,999
Other assets...........................................	     231,755	     190,956
							------------	------------
Total assets...........................................	$ 25,011,548	$ 10,055,596
							============	============



<PAGE 2>

                     MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                       Continued

							September 30,	December 31,
							    2002	    2001
							------------	------------
							 (Unaudited)
	  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Current portion of obligations under capital leases..	$     11,819	$     23,384
 Accounts payable.....................................     1,293,744         815,177
 Accrued wages........................................	     326,398	     645,588
 Other accrued liabilities............................	     232,990	     258,989
 Deferred revenue.....................................	   1,677,151	     480,446
							------------	------------
Total current liabilities.............................	   3,542,102	   2,223,584
Notes payable.........................................	     162,080	     152,141
Redemption value related to exchangeable common stock.	   1,031,338	   1,504,230
Obligations under capital leases, excluding current
  portion.............................................		 ---	       7,131
Other liabilities.....................................	      16,415	         ---
							------------	------------
Total liabilities.....................................	   4,751,935	   3,887,086

Shareholders' equity:

 Preferred stock, $0.01 par value:  4,000,000 shares
   authorized; one share issued and outstanding at
   September 30, 2002 and December 31, 2001...........		 ---		 ---
 Series A Preferred stock, $0.01 par value:
   1,000,000 shares authorized; zero shares and
   637,236 shares issued and outstanding at September
   30, 2002 and December 31, 2001, respectively.......		 ---	       6,372
 Series 2 Special Voting Preferred stock, no par value:
   one share authorized; one share and zero shares
   issued and outstanding at September 30, 2002 and
   December 31, 2002, respectively....................		 ---		 ---
 Common stock, $0.01 par value:  30,000,000 shares
   authorized; 9,344,384 shares and 7,019,493 shares
   issued and outstanding at September 30, 2002 and
   December 31, 2001, respectively....................	      93,444	      70,195
 Common stock subscribed: 5,659 shares and 22,173
   shares at September 30, 2002 and December 31, 2001,
   respectively.......................................	      19,866	      17,082
 Additional paid-in capital...........................	  27,901,500	  16,182,483
 Common stock subscription receivable.................	     (35,000)	     (35,000)
 Accumulated deficit..................................	  (7,573,769)	  (9,924,055)
 Accumulated other comprehensive loss - cumulative
   translation adjustment............................. 	    (146,428)	    (148,567)
							------------	------------
Total shareholders' equity............................	  20,259,613	   6,168,510
							------------	------------
Total liabilities and shareholders' equity............	$ 25,011,548	$ 10,055,596
							============	============

               See accompanying notes to consolidated financial statements.


<PAGE 3>


                     MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)


					     Three Months Ended		      Nine Months Ended
					    	September 30,		        September 30,
					---------------------------	---------------------------
					    2002	   2001		    2002	   2001
					---------------------------	---------------------------


Net sales............................	$ 5,321,765	$ 4,036,459	$14,039,563	$11,143,540
Cost of sales........................	  2,079,346	  1,576,576	  5,513,165	  4,586,274
					-----------	-----------	-----------	-----------
Gross profit.........................	  3,242,419	  2,459,883	  8,526,398	  6,557,266
					-----------	-----------	-----------	-----------
Operating costs and expenses:
 Sales and marketing.................	  1,042,813	    726,202	  2,791,654	  2,137,615
 Product research and development....	    450,690	    498,770	  1,164,329	  1,469,435
 General and administrative..........	    543,775	    563,340	  1,692,579	  1,748,654
 Depreciation and amortization.......	    144,699	    187,472	    376,637	    575,845
 Acquired in-process research and
  development........................	        ---		---	    148,050	        ---
 Restructuring and related items.....		---		---		---	     35,825
					-----------	-----------	-----------	-----------
Total operating costs and expenses...	  2,181,977	  1,975,784	  6,173,249	  5,967,374
					-----------	-----------	-----------	-----------
Operating income.....................	  1,060,442	    484,099	  2,353,149	    589,892
					-----------	-----------	-----------	-----------

Other income (expense):
 Interest expense....................	     (5,573)	    (28,276)	    (17,344)	   (103,332)
 Interest income.....................	     16,328	     24,308	     32,235	     36,422
 Other, net..........................	    (13,119)	    (22,201)	     28,525	    106,890
					-----------	-----------	-----------	-----------
Total other income (expense).........	     (2,364)	    (26,169)	     43,416	     39,980
					-----------	-----------	-----------	-----------
Income before income taxes...........	  1,058,078	    457,930	  2,396,565	    629,872
					-----------	-----------	-----------	-----------
Income taxes.........................	     11,910	     20,553	     46,278	     41,372
					-----------	-----------	-----------	-----------
Net income...........................	  1,046,168	    437,377	  2,350,287	    588,500
					===========	===========	===========	===========

Net income per share - basic.........	$      0.10	$      0.06	$      0.26	$      0.07
					===========	===========	===========	===========
Weighted average number of common
  shares outstanding  - basic........	 10,131,406	  6,126,811	  8,330,855	  6,015,610
					===========	===========	===========	===========

Net income per share - diluted.......	$      0.09	$      0.05	$      0.22	$      0.07
					===========	===========	===========	===========
Weighted average number of common
  shares outstanding - diluted.......	 10,977,879	  7,116,509	 10,146,516	  6,787,759
					===========	===========	===========	===========


                       See accompanying notes to consolidated financial statements.


<PAGE 4>


                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

  								      Nine Months Ended
 								        September 30,
								---------------------------
								    2002	   2001
								---------------------------


Cash flows from operating activities:
 Net income.................................................	$ 2,350,287	$   588,500
 Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization...........................	  1,290,012	  1,269,902
    Acquired in-process research and development write-off..	    148,050	        ---
    Amortization of discount on note acquired in merger.....	      9,561	      8,969
    Provision for doubtful accounts receivable, net of
      write-offs............................................	    (90,123)	     65,995
    Issuance of stock for services rendered.................	     44,304 	     32,500
    Issuance of warrants for financing transactions.........		---  	      9,879
    Change in assets and liabilities:
      Accounts receivable...................................	 (1,870,714)	 (1,043,780)
      Inventory.............................................	   (213,538)	    450,536
      Prepaid and other expenses............................	   (132,924)	   (140,734)
      Accounts payable......................................	    524,234	   (839,394)
      Accrued wages.........................................	   (396,238)	    157,791
      Other accrued expenses................................	     (8,409)	     13,176
      Deferred revenue......................................	    806,252	    345,057
      Other.................................................	    (13,866)	    331,066
								-----------	 ----------
Net cash provided by operating activities...................	  2,446,888	  1,249,463
								-----------	 ----------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired...........	   (200,416)	        ---
 Purchases of property and equipment........................	   (465,981)	    (51,782)
 Development of software....................................	 (1,328,922)	   (938,531)
								-----------	 ----------
Net cash used in investing activities.......................	 (1,995,319)	   (990,313)
								-----------	 ----------
Cash flows from financing activities:
 Proceeds from sale of Series A Preferred Stock.............		---	      9,000
 Proceeds from exercise of stock options....................	    913,958	      2,575
 Proceeds from sale of common stock.........................	        ---	      9,015
 Proceeds from exercise of warrants.........................	  1,117,662	        ---
 Proceeds from employee stock purchase plan.................	     60,002	     53,300
 Principal payments under capital leases....................	    (18,710)	    (19,475)
								-----------	 ----------
Net cash provided by financing activities...................	  2,072,912          54,415
								-----------	 ----------

Effect of exchange rate changes on cash.....................	     (7,745)	    (61,722)
Net increase in cash........................................	  2,516,736	    251,843
Cash beginning of period....................................	  1,042,893	    811,910
								-----------	-----------
Cash end of period..........................................	$ 3,559,629	$ 1,063,753
								===========	===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid for interest.....................................	$     8,981	$    27,875
 Cash paid for income taxes.................................	$    54,738	$    52,268

Non-cash Financing and Investing Activities:
 Accretion of redemption value related to exchangeable
   common stock.............................................	$    76,810   	$   105,210
 Common stock issued for acquisitions.......................	$   791,585	$       ---
 Payment of preferred stock dividends through issuance of
   common stock.............................................	$    31,527	$       ---


                  See accompanying notes to consolidated financial statements.


<PAGE 5>


                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Unaudited)


					    Three Months Ended	              Nine Months Ended
				  	        September 30,		        September 30,
					--------------------------	--------------------------
	   	 			    2002	    2001	    2002	   2001
					-----------	----------	-----------	----------

Net income...........................	$ 1,046,168	$  437,377	$ 2,350,287	$  588,500
Other comprehensive income (loss) -
  cumulative translation adjustment..	    (29,141)	    40,231	      2,139	   (61,722)
					-----------	----------	-----------	----------
Comprehensive income.................	$ 1,017,027	$  477,608	$ 2,352,426	$  526,778
					===========	==========	===========	==========

                         See accompanying notes to consolidated financial statements.



<PAGE 6>


                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

(1)	BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB, as amended.

     The accompanying unaudited consolidated financial statements of the Company reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of its financial position and results of operations.

     The Company uses the U.S. dollar for financial reporting purposes. The balance sheets of the Company's foreign subsidiaries are translated into U.S. dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate. The resulting translation gains and losses are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of income.

     On January 1, 2002, the Company changed the functional currency for the sales office in Nuenen, The Netherlands to the United States Dollar from the Dutch Guilder, as the majority of sales to customers are transacted in United States Dollars. The functional currency for the Company's operations in Japan and Canada remain the Yen and Canadian dollar, respectively.

     As a result of the eFilm Medical acquisition on June 28, 2002, the Company has presented costs associated with service revenues as a component of cost of sales. Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current year.

(2)	REVENUE RECOGNITION

     For software arrangements, the Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition and related amendments and Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Revenue from the sale of computer hardware and software licenses sold through indirect channels and directly to healthcare institutions is recognized upon shipment provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured. Revenue from sales of picture archiving communication system ("PACS") solutions sold directly to healthcare institutions where services are essential to the functionality of the solution sold is recognized on a percentage-of-completion method. Percentage-of-completion is determined by the output method based upon the achievement of delivery milestones. Revenue from software usage licensing, software maintenance and service contracts is deferred and recognized ratably over the contract period, which is generally one year. Revenue from installation services is recognized upon the completion of installation.

     The Company enters into multiple element software arrangements that may include computer software, services and post-contract customer support ("PCS"). Vendor specific objective evidence ("VSOE") of fair value of each of the elements is established by using the price charged when the each of the elements is sold separately.

     The Company's policy is to allow returns when the Company has preauthorized the return. Based on the Company's historical experience of very limited returns and the Company's expectation that returns, if any, will be insignificant, the Company has not provided for an allowance for potential items to be returned.


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

     As of the date of adoption of SFAS 142, the Company has discontinued amortization of all existing goodwill. Additionally, pursuant to the provisions of SFAS 142, the Company confirmed its recorded purchased software as an other intangible asset that must be recognized apart from goodwill and amortized over its estimated useful lives of three to five years. Purchased software is included as part of purchased and developed software and the classification and useful life is consistent with the Company's presentation at December 31, 2001. The Company has not identified any other intangible assets that must be recognized apart from goodwill as of the adoption date.

     The Company's intangible assets, other than developed software, subject to amortization are summarized as follows:


					              September 30, 2002	       December 31, 2001
						-----------------------------	-----------------------------

				  Weighted
  				   Average	   Gross			  Gross
				Amortization	 Carrying	Accumulated	 Carrying	  Accumulated
				Period (Yrs)	  Amount	Amortization	 Amount		 Amortization
				-----------	---------	------------	----------	 ------------

	Purchased Software	    4.3		1,418,000	    (153,000)	   140,000	      (63,000)
	Customer Contracts	      3		  966,000	     (48,000)	       ---	          ---
				-----------	---------	------------	----------	 ------------
Total				    4.5		2,384,000	    (201,000)	   140,000	      (63,000)
						=========	============	==========	 ============



<PAGE 8>


                      MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

     Aggregate amortization expense for the three months and nine months ended September 30, 2002 was $124,000 and $138,000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

	For the year ended:	2002	$  260,000
				2003	$  488,000
				2004	$  481,000
				2005	$  444,000
				2006	$  432,000

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

     The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

	Balance as of January 1, 2002			$   354,999
	Goodwill acquired in Aurora acquisition	    	    747,504
	Goodwill acquired in eFilm acquisition	 	  6,249,084
							-----------
	Balance as of September 30, 2002		$ 7,351,587
							===========


     The following table shows the impact on the Company's financial statements as if SFAS 142 were adopted on January 1, 2001:



					    Three Months Ended	              Nine Months Ended
				  	        September 30,		        September 30,
					--------------------------	--------------------------
	   	 			    2002	    2001	    2002	   2001
					-----------	----------	-----------	----------

Reported net income..................	$ 1,046,168	$  437,377	$ 2,350,287	$  588,500
Goodwill amortization................	        ---	    19,125	        ---	    57,375
					-----------	----------	-----------	----------
Adjusted net income..................	  1,046,168	   456,502	  1,304,120	   645,875


Reported net income per share - basic	$      0.10	$     0.06      $      0.26	$     0.07
Goodwill amortization................	        ---	       ---		---	      0.01
					-----------	----------	-----------	----------
Adjusted net income per share - basic 	$      0.10	$     0.06    	$      0.26	$     0.08


Reported net income per share -
  diluted............................	$      0.09	$     0.05 	$      0.22	$     0.07
Goodwill amortization................	        ---	       ---		---	      0.01
					-----------	----------	-----------	----------
Adjusted net income per share -
  diluted............................	$      0.09	$     0.05  	$      0.22	$     0.08


<PAGE 9>


                    MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


(5)	NET INCOME PER SHARE

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average shares outstanding. The Company has made an accounting policy election to use the if-converted method for convertible securities that participate in common stock dividends. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock.

     The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and September 30, 2001.


					    Three Months Ended	              Nine Months Ended
				  	        September 30,		        September 30,
					--------------------------	--------------------------
	   	 			    2002	    2001	    2002	   2001
					-----------	----------	-----------	----------


Numerator:
-----------
Net income..............................$ 1,046,168	$  437,377 	$ 2,350,287 	$  588,500
Preferred stock dividends...............        ---	   (11,070)	    (20,471)	   (33,165)
Accretion of redemption value related
 to Interpra exchangeable common stock..    (22,473)	   (35,070)	    (76,810)	  (105,210)
Allocation of income to Interpra
 exchangeable shares....................    (26,525)	   (24,085)	    (83,102)	   (28,657)
					-----------	----------	-----------	----------
Numerator for basic income per share....$   997,170 	$  367,152 	$ 2,169,904 	$  421,468
					-----------	----------	-----------	----------

Adjustment for effect of assumed
 conversion of preferred stock..........	---	    11,070	     20,471	    33,165
					-----------	----------	-----------	----------
Numerator of diluted income per share...$   997,170 	$  378,222 	$ 2,190,375	$  454,633
					-----------	----------	-----------	----------

Denominator:
------------
Weighted average common shares
 outstanding............................  9,136,623	 6,126,811	  7,984,628	 6,015,610
Assumed conversion of exchangeable
 shares.................................    994,783	       ---	    346,227	       ---
					-----------	----------	-----------	----------
Denominator for basic income per share.. 10,131,406	 6,126,811	  8,330,855	 6,015,610

Effect of convertible preferred shares..        ---	   637,236 	    395,368	   633,181
Effect of employee and director stock
 options................................    760,150	   204,218	  1,019,635	    70,700
Effect of warrants......................     85,323	   148,244	    400,658 	    68,268
					-----------	----------	-----------	----------
Denominator for diluted income per share 10,977,879 	 7,116,509	 10,146,516	 6,787,759
					-----------	----------	-----------	----------

Basic income per share..................$      0.10 	$     0.06	$      0.26 	$     0.07
Diluted income per share................$      0.09 	$     0.05 	$      0.22	$     0.07



     For the three months and nine months ended September 30, 2002, 686,963 and 497,598 weighted average options and warrants to purchase shares of the Company's common stock had exercise prices greater than the average market price of the shares of common stock.

     For the three months and nine months ended September 30, 2001, 843,817 and 1,665,163 weighted average options and warrants to purchase shares of the Company's common stock had exercise prices greater than the average market price of the shares of common stock.


<PAGE 10>


                     MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

(6)	EMPLOYEE STOCK OPTIONS

     During the three months ended September 30, 2002, 255,338 options in the Company's 1996 Stock Option Plan for Employees were exercised for proceeds of $220,547. At September 30, 2002, 1,488,601 employee stock options were outstanding, 68,415 of which will expire in 2002. Subsequent to September 30, 2002, 61,304 of the 68,415 options have been exercised through the date of this filing.

(7)	ACQUISITIONS

     During May 2002, Merge acquired certain assets of Aurora Technologies Inc. ("Aurora"), pursuant to an Asset Acquisition Agreement dated April 18, 2002. On June 28, 2002, Merge acquired all the outstanding capital stock of eFilm Medical, Inc. ("eFilm") pursuant to a Stock Acquisition Agreement dated April 15, 2002.

     The Company acquired tangible assets along with technology rights, contracts and in-process research and development. The Company paid a premium over the fair value of net assets acquired due to its expectation that the combined enterprise will have the ability to offer customers a more comprehensive product suite and may attain greater shareholder value in the future than the entities would have achieved if operated on a stand-alone basis.

     The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet as of September 30, 2002. The results of operations from the closing date of acquisitions through September 30, 2002 are included in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2002. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to goodwill are not being amortized but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment, and written-off when impaired.

The following is a summary of purchase consideration for the acquisition:

						   Aurora	   eFilm
	FORM OF CONSIDERATION			 Fair Value	 Fair Value
	-----------------------------------	-----------	-----------
	Cash					$   100,000	        ---
	93,901 shares of Merge common stock	    792,000	        ---
	1,000,000 Merge exchangeable shares	        ---	  7,737,000
	Vested stock options			        ---	    437,000
	Transaction costs			     29,000	    153,000
						-----------	-----------
	TOTAL:					$   921,000	$ 8,327,000
						===========	===========

     The fair value of shares issued to Aurora Technology, Inc. was determined to be $8.43 per share or equal to the closing price of Merge common shares as of May 17, 2002. The fair values of exchangeable shares issued in the eFilm acquisition was determined using a three-day average $7.736 closing price of Merge common stock after signing the definitive agreement.

     Each holder of Merge exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for the Company's common shares on a one for one basis, subject to adjustment positions. At June 28, 2007, any remaining shares will be automatically be converted to common stock of the Company.


<PAGE 11>


 	           MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The total purchase considerations of approximately $921,000 and $8,327,000 was allocated to the fair value of the net assets acquired as follows
(in thousands):

					   Aurora	   eFilm
					---------------------------

Current assets				$   59,000	$   394,000
Other assets				    29,000	     45,000
Purchased and developed technologies	    85,000	  1,193,000
Purchased contracts			       ---	    966,000
Goodwill				   748,000	  6,249,000
In-process research and development	       ---          148,000
Liabilities assumed			       ---	   (668,000)
					----------	-----------
Total consideration:			$  921,000	$ 8,327,000


     Additionally, in the Aurora acquisition, the Company assumed an operating lease obligation for office space located in the Chicago metropolitan area. Aggregate minimum lease payment assumed amount to $122,000.

     In October of 2002, the Company terminated the operating lease acquired in the Aurora acquisition. The total cost to terminate the lease was $13,905.

     The following unaudited pro forma information shows the results of operations of the Company for the three and nine months ended September 30, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.


				   Three months ended		     Nine Months ended
				      September 30,		       September 30,
				------------------------	-------------------------
				   2002	         2001		   2002	         2001
				------------------------	-------------------------
  				          (in thousands, except per share amounts)

	Revenue...............	$  5,322	$  4,604	$ 15,601	$ 12,701
	Net income............	   1,046	     154	   2,077            (185)
	Earnings per share:
	  Basic...............	$   0.10	$   0.01	$   0.20	$  (0.05)
	  Diluted.............	$   0.09	$   0.01	$   0.17	$  (0.05)



(8)	CONVERSION OF PREFEERED STOCK

     The Company exercised its right to convert all outstanding shares of Series A Preferred stock on a one-for-one basis into 637,236 common shares of the Company in second quarter of 2002.


<PAGE 12>


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


<PAGE 13>


RESULTS OF OPERATIONS
---------------------

Three Months Ended September 30, 2002 Compared to Three Months
Ended September 30, 2001

     Net sales. Net sales increased $1,285,000 or 32%, in the three months ended September 30, 2002 to $5,322,000 from $4,037,000 in the three months ended September 30, 2001. In the three months ended September 30, 2002, net sales of products and software made directly to healthcare facilities increased $847,000 or 117% to $1,569,000 from $722,000 in the third quarter of 2001.
Increasing sales made directly to healthcare facilities has been a focus of the
Company.   The Company has been adding additional employees to support this growth and expects to continue hiring staff to support further growth. Net sales to OEM/VARs and dealers decreased $17,000 or 1% in the three months ended September 30, 2002 to $2,635,000 from $2,652,000 in the third quarter of 2001. Net sales of professional services increased $456,000 or 69% to $1,118,000 in the three months ended September 30, 2002 from $662,000 in the third quarter of 2001. The increase in sales is attributable to additional products and services sold directly to healthcare institutions and the company's acquisition of eFilm at the end of the second quarter. Net sales of products sold through our service group include upgrades, hardware replacement and service parts.

     Cost of sales. Cost of sales consists of purchased components, service labor and operating costs, amortization of purchased and developed software and
amortization of customer contracts.   The cost of purchased components
decreased as a percentage of net sales to 23% in the three months ended September 30, 2002 from 27% in the three months ended September 30, 2001. The decrease is the result of the Company's shift to selling higher margin products and services. Service labor and operating costs increased to $459,000 in the three months ended September 30, 2002 from $302,096 in the three months ended September 30, 2001. The increase is due to the Company's acquisition of eFilm and additional service department staff. Amortization of purchased and developed software increased to $386,000 or 7% of net sales in the three months ended September 30, 2002 from $202,000 or 5% of net sales in the comparable period in 2001. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of eFilm.

     As a result of the eFilm Medical acquisition on June 28, 2002, the Company has presented costs associated with service revenues as a component of cost of sales.

     Gross profit. Gross profit increased 32% or $782,000 to $3,242,000 in the three months ended September 30, 2002 from $2,460,000 in the three months ended September 30, 2001. The increase in gross profit is the result of a number of initiatives implemented, including increases in sales made directly to healthcare institutions and the eFilm acquisition. As a percentage of net sales, gross profit was 61% in the both the three months ended September 30, 2002 and the three months ended September 30, 2001.

     Sales and marketing. Sales and marketing expense increased $317,000 in the three months ended September 30, 2002 to $1,043,000 from $726,000 in the three months ended September 30, 2001. The increase is the result of the Company's objective to invest in sales and marketing activities and staff count in order to grow net sales. The Company expects to incur additional operating expenses in the fourth quarter resulting from the radiologists trade show held annually in the fourth quarter, and marketing activities associated with this annual event.

     Product research and development. Product research and development expense decreased $48,000 in the three months ended September 30, 2002 to $451,000 from $499,000 in the three months ended September 30, 2001. Capitalization of software development increased $91,000 to $445,000 in the three months ended September 30, 2002 from $354,000 in the three months ended September 30, 2001. The increase in capitalized software development is a direct result of focusing engineering resources on modular product development designed to accelerate the development cycle and release of new product for revenue generation.

     General and administrative. General and administrative expense decreased $19,000 in the three months ended September 30, 2002 to $544,000 from $563,000 in the three months ended September 30, 2001. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel and general corporate matters.


<PAGE 14>


     Depreciation and amortization. Depreciation and amortization expense decreased $42,000 in the three months ended September 30, 2002 to $145,000 from $187,000 in the three months ended September 30, 2001. The decrease was due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.

     Total other income (expense). Total other income (expense) was an expense of $2,000 in the three months ended September 30, 2002 compared to expense of $26,000 in the three months ended September 30, 2001. The increase is principally due to reduced interest expense.

     Income taxes. The Company recognized income tax expense of $12,000 in the three months ended September 30, 2002 and $21,000 in the three months ended September 30, 2001, due primarily to Japanese income tax withholding on software royalties. The Company's low effective tax rate is due to the utilization of net operating loss carry forwards.


Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Net sales. Net sales increased $2,896,000, or 26%, in the nine months ended September 30, 2002 to $14,040,000 from $11,144,000 in the nine months ended September 30, 2001. In the nine months ended September 30, 2002, net sales of products and software made directly to healthcare facilities increased $2,348,000 or 130% to $4,159,000 from $1,811,000 in the nine months ended
September 30, 2001. Increasing sales made directly to healthcare facilities has
been, and will continue to be a focus of the Company.   The Company has been
adding additional employees to support this growth and expects to continue hiring staff to support further growth. Net sales to OEM/VARs and dealers decreased $188,000 or 2% in the nine months ended September 30, 2002 to $7,427,000 from $7,615,000 in the nine months ended September 30, 2001. Net sales of professional services increased $737,000 or 43% to $2,454,000 in the nine months ended September 30, 2002 from $1,717,000 in the nine months ended September 30, 2001. The increase in sales is attributable to additional products and services sold directly to healthcare institutions and the company's acquisition of eFilm at the end of the second quarter. Net sales of products sold through our service group include upgrades, hardware replacement and service parts.

     Cost of sales. Cost of sales consists of purchased components, service labor and operating costs, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percent of net sales to 24% for the nine months ended September 30, 2002 from 28% in the nine months ended September 30, 2001.
The decrease is the result of the Company's shift to selling higher margin
products and services.   Service labor and operating costs increased to
$1,167,559 in the nine months ended September 30, 2002 from $898,646 in the
nine months ended September 30, 2001.   The increase is due to the Company's
acquisition of eFilm and additional service department staff. Amortization of purchased and developed software increased to $913,000 or 7% of net sales in the nine months ended September 30, 2002 from $569,000 or 5% of net sales in the comparable period in 2001. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of eFilm.

     As a result of the eFilm Medical acquisition on June 28, 2002, the Company has presented costs associated with service revenues as a component of cost of sales.

     Gross profit. Gross profit increased to $8,526,000 in the nine months ended September 30, 2002 from $6,557,000 in the nine months ended September 30, 2001. As a percentage of net sales, gross profit increased to 61% in the nine months ended September 30, 2002 from 59% in the nine months ended September 30, 2001. The increase in gross profit is the result of a number of initiatives implemented to improve gross profit, including increases in sales made directly to healthcare institutions, the eFilm acquisition, reductions in component costs and a gradual shift in product mix to higher margin software applications.

     Sales and marketing. Sales and marketing expense increased $654,000 in the nine months ended September 30, 2002 to $2,792,000 from $2,138,000 in the nine months ended September 30, 2002 due primarily to implementing new marketing activities and staff additions to help achieve sales goals.

     Product research and development. Product research and development expense decreased $305,000 in the nine months ended September 30, 2002 to $1,164,000 from $1,469,000 in the nine months ended September 30, 2001.


<PAGE 15>


In addition, the Company increased its capitalized software development costs $391,000 in the nine months ended September 30, 2002 to $1,329,000 from $939,000 in the nine months ended September 30, 2001. The increase in capitalized software development is a direct result of focusing engineering resources on modular product development designed to accelerate the development cycle and release of new product for revenue generation.

     General and administrative. General and administrative expense decreased $56,000 in the nine months ended September 30, 2002 to $1,693,000 from $1,749,000 in the nine months ended September 30, 2001.

     Depreciation and amortization. Depreciation and amortization expense decreased $199,000 in the nine months ended September 30, 2002 to $377,000 from $576,000 in the nine months ended September 30, 2001. The decrease was due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.

     Total other income (expense). Total other income (expense) was income of $43,000 in the nine months ended September 30, 2002 compared to income of $40,000 in the nine months ended September 30, 2001. The increase is due to a reduction in interest expense. The increase is principally due to reduced interest expense.

     Income taxes. The Company recognized income tax expense of $46,000 in the nine months ended September 30, 2002 and of $41,000 in the nine months ended September 30, 2001, due primarily to Japanese income tax withholding on software royalties. The Company's low effective tax rate is due to the utilization of net operating loss carry forwards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Operating cash flows.  Cash provided by operating activities was
$2,447,000 in the nine months ended September 30, 2002. The Company's positive operating cash flow in the nine months ended September 30, 2002 was due primarily to its net income of $2,350,000, depreciation and amortization expense of  $1,290,000, an $806,000 increase in deferred revenue and was
partially offset by an increase of $1,871,000 in accounts receivable.   Accounts
payable increased due to timing of purchases to fulfill orders. During the nine months ended September 30, 2002 accrued wages decreased $396,000 as the Company paid the 2001 bonuses to employees.

     Investing cash flows. Cash used in investing activities was $1,995,000 in the nine months ended September 30, 2002 due to cash outflows for capitalized software development costs, purchases of property and equipment, leasehold improvements, and cash paid for acquisitions.

     Financing cash flows. Cash provided by financing activities was $2,073,000 in the nine months ended September 30, 2002. The Company received proceeds of $914,000 from employee and director stock option exercises and $60,000 from purchases of common shares under its employee stock purchase plan. The Company received net proceeds of $1,118,000 in cash as a result of the exercise of 722,943 warrants in the quarter ended June 30, 2002.

     The Company also converted all outstanding shares of Series A Preferred stock on a one-for-one basis into common stock of the Company upon registering the underlying shares of common stock and achieving a 30 consecutive-day period in which the closing bid price of its common stock was $4.00 per share or greater.

     The Company has a recorded a liability of $1,031,000 for the redemption value related to 269,000 shares of outstanding exchangeable common stock, which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004. The Company is accreting the redemption value to the aggregate redemption value of $1,211,000.

     At September 30, 2002, cash and cash equivalents were $3,560,000 compared to $1,043,000 at December 31, 2001. The Company has a $3,000,000 revolving credit line that expires on April 15, 2003. Amounts available under the credit line are subject to certain advance ratios on accounts receivable and inventory that may limit the amount available to the Company. At September 30, 2002, the Company had $3,000,000 available, of which no amounts were drawn.


<PAGE 16>


     The following table summarizes out contractual obligations at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash in future periods:


							Contractual Obligations
					---------------------------------------------------
						     Remainder of
					    Total	  2002	    2003 - 2004	    2005 +
					---------------------------------------------------

Notes payable.......................	$   189,000  $       ---   $   189,000  $       ---
Capital lease obligations...........	     12,000   	   5,000         7,000          ---
Operating leases obligations........	  1,690,000      102,000       818,000	    770,000
Redemption values related to
  exchangeable common stock (1).....	  1,211,000	     ---     1,211,000	        ---
					-----------   -----------  -----------  -----------
Total contractual cash obligations..	$ 3,102,000   $   107,000  $ 2,225,000  $   770,000
					==+========   ===========  ===========  ===========

(1) Holders of Interpra exchangeable shares can require the Company to repurchase the exchangeable share or convert them into common stock of the Company.




     The Company believes that existing cash, together with the availability under its working capital line of credit and future cash flows from operations, will be sufficient to execute the business of the Company for the next twelve months. However, any projections of future cash inflows and outflows are subject to uncertainty. It may be necessary to raise additional capital to meet the Company's business objectives or its long-term liquidity needs. If it is determined that additional capital is needed, funds will be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to the Company.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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


Item 3.	CONTROLS & PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


<PAGE 17>


				     PART II
      			  	   -----------


Item 1. LEGAL PROCEEDINGS

     None.


Item 2.	CHANGES IN SECURITIES

     In the nine months ended September 30, 2002, the Company sold shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") as follows.

     In January 2002, warrants to purchase 13,600 shares of common stock were exercised. The common stock associated with the warrants was registered for resale on Form S-3 effective April 17, 2002.

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

     In May and June of 2002, the Company issued 637,236 shares of non-registered common stock for the conversion of Series A Preferred Stock. The common stock associated with the convertible shares was registered for resale on Form S-3 effective April 17, 2002.

     In May and June of 2002, warrants to purchase 709,343 shares of common stock were exercised. The common stock associated with the warrants was registered for resale on Form S-3 effective April 17, 2002.

     In July 2002, the Company issued 2,066 shares of non-registered common stock with a value of $15,004 to Directors as consideration for meeting fees.

     In July 2002, the Company issued 2,846 shares of non-registered common stock, with a value of $20,462, to four individuals as payment for dividends on Series A Preferred Stock.

     In August and September of 2002, the Company issued 1,910 shares of non-registered common stock with a value of $14,302 to Directors as consideration for services.

     The Company believes that the issuance of all shares of stock and warrants issued in the above transactions are exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation D thereunder. The Company did not use the services of any broker-dealers in the above transactions.


Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECRUITY HOLDERS


     None.


Item 5. OTHER INFORMATION

     None.



<PAGE 18>


Item 6.	EXHIBITS AND REPORTS ON FORM FORM 8-K


(a)	Exhibits

     See Exhibit Index


(b)	Form 8-K


     On July 8, 2002, Merge filed a Form 8-K to report the acquisition of the eFilm Medical, Inc., a Canadian corporation, through Merge's wholly owned subsidiary, Merge Technologies Holdings Co. Attached to the filed Form 8-K as Exhibit 10.1 is a copy of the Reorganization Agreement by and among Merge, Merge Technologies Holdings Co. and eFilm Medical, Inc. dated April 15, 2002.

     On July 30, 2002 and August 12, 2002, the Company filed amendments to Form 8-K, filed on May 30, 2002, to include historical financial statements of Aurora Technology, Inc. and proforma financial statements reflecting the acquisition of Aurora Technology, Inc.

     On August 13, 2002, the Company filed an amendment to the Form 8-K, filed on July 8, 2002 to include the historical financial statements of eFilm Medical, Inc. and proforma financial statements reflecting the acquisition of eFilm Medical, Inc.


<PAGE 19>


                                   SIGNATURES
				  ------------

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MERGE TECHNOLOGIES INCORPORATED


Date:  November 19, 2002	By:	/s/ Richard A. Linden
					-------------------------------------
					Richard A. Linden
					President and Chief Executive Officer



Date:  November 19, 2002	By:	/s/ Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					  and Secretary
					(Principal Financial Officer and
					  Principal Accounting Officer)

<PAGE 20>


				CERTIFICATION

          Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Richard A. Linden, certify that:

1.  	I have reviewed this quarterly report on Form 10-QSB of Merge
	Technologies Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue
	statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial
	information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I (herein the "Certifying
	Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that
		material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report the conclusions of the
		Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's Certifying Officers have disclosed, based on our most
	recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

	a)	all significant deficiencies (if any) in the design or operation
		of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's Certifying Officers have indicated in this quarterly
	report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ Richard A. Linden
-------------------------
Richard A. Linden
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.


<PAGE 21>


                                     CERTIFICATION
               Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Scott T. Veech, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Merge
	Technologies Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any
	untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial
	information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I (herein the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure
		that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report the conclusions of the
		Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's Certifying Officers have disclosed, based on our most
	recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

	a)	all significant deficiencies (if any) in the design or
		operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's Certifying Officers have indicated in this quarterly
	report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 19, 2002

/s/ Scott T. Veech
-----------------------
Scott T. Veech
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.


<PAGE 21>


                                     EXHIBIT INDEX
				    ---------------
(a)	Exhibit No.

3.1	Articles of Incorporation of Registrant (2), Articles of Amendment as of
	June 16, 1998 (3), Articles of Amendment as of September 1, 1999 (6), Articles of Amendment as of November 29, 2001 (7), and Articles of Amendment as of June 28, 2002 (8)

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

10.8	1998 Stock Option Plan for Directors (1)

10.9	Merge Technologies Incorporated 2001 Employee Stock Purchase Plan (5)

99.1 	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as
	Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8)	Incorporated by reference to Quarterly Report on Form 10-QSB for the
	six months ended June 30, 2002.


<PAGE 23>


                                   EXHIBIT 99.1
  			          --------------

                     Certification of CEO and CFO Pursuant to
                  18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-QSB of Merge Technologies Incorporated (the "Company") for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

  (1)	The Report fully complies with the requirements of Section 13(a) or
15(d) of the Securities Exchange Act of 1934; and

  (2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Richard A. Linden
-------------------------------
Name: Richard A. Linden
Title:  Chief Executive Officer
Date:  November 19, 2002

/s/ Scott T. Veech
-------------------------------
Name: Scott T. Veech
Title:  Chief Financial Officer
Date:  November 19, 2002

This certification accompanies the Report pursuant to 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of 18 of the Securities Exchange Act of 1934, as amended.

See also the certification pursuant to Sec. 302 of the Sarbanes-Oxley Act of 2002, which is also attached to this Report.


<PAGE 24>
<END OF DOCUMENT>