Form 10KSB
period 2002-12-31
MERGE TECHNOLOGIES INC
filed 2003-03-31
CIK 944765

FORM-10-KSB
                  United States Securities and Exchange Commission
                             Washington, D. C.  20549

         [  X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

         [    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ....... to .......
                            Commission file number  0-29486

                          MERGE TECHNOLOGIES INCORPORATED
                    Name of small business issuer in its charter

          Wisconsin                                    39-1600938
(State or other jurisdiction             (IRS Employer Identification Number)
of incorporation or organization)

               1126 South 70th Street, Milwaukee, Wisconsin  53214-3151
            (Address of principal executive offices)           (Zip Code)


                      Issuer's telephone number:	(414) 977-4000
             Securities registered under Section 12(b) of the Exchange Act:


	Title of each class:  Common Name of each exchange on which registered:
	    			   Nasdaq SmallCap

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

	Issuer's revenues for its most recent fiscal year.     $20,786,369

	The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on March 28, 2003, as reported on the Nasdaq SmallCap Market, was approximately $6.70. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

	The number of shares outstanding of each of the issuer's classes of
common equity, as of March 28, 2003:   9,634,466

			DOCUMENTS INCORPORATED BY REFERENCE

	The information required by Part III is incorporated by reference from the Registrant's Proxy statement for the 2003 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): Yes       No  X
   							      -----    -----

                        (This page intentionally left blank)


<PAGE ii>


                                        INDEX
				       -------

							              Page
								     ------
PART I

Item 1.   Description of Business...................................	1
Item 2.   Description of Properties.................................	8
Item 3.   Legal Proceedings.........................................	9
Item 4.   Submission of Matters to a Vote of Security Holders.......	9


PART II

Item 5.   Market for Common Equity and Related Stockholder Matters..	9
Item 6.   Management's Discussion and Analysis of Financial
	    Condition and Results of Operations.....................   10
Item 7.   Financial Statements......................................   20
Item 8.   Changes in and Disagreements with Accountants on
	    Accounting and Financial Disclosure.....................   40


PART III

Item 9.   Directors, Executive Officers, Promoters and Control
	    Persons; Compliance with Section 16(a) of the Exchange
	    Act.....................................................   41
Item 10.  Executive Compensation....................................   41
Item 11.  Security Ownership of Certain Beneficial Owners and
	    Management..............................................   41
Item 12.  Certain Relationships and Related Transactions............   41
Item 13.  Exhibits and Reports on Form 8-K..........................   42
Item 14.  Controls and Procedures...................................   43


<PAGE iii>


                                   PART I
				  --------


Item 1.		DESCRIPTION OF BUSINESS
----------------------------------------


Overview

	Merge Technologies Incorporated, a Wisconsin corporation dba Merge eFilm, and its subsidiaries or affiliates (the "Company" or "Merge eFilm"), is in the business of integrating digital radiology images and information into healthcare enterprise networks, and providing software solutions that manage diagnostic imaging workflow processes. Merge eFilm solutions and services improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value to healthcare facilities of all sizes, but it specifically targets small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers. The Company offers modular, cost effective software solutions that improve its customers' image and information management and radiology workflow. The Company's product and service offerings are commonly categorized as Picture Archiving and Communication Systems ("PACS") and Radiology Information Systems ("RIS"). The Company believes the combination of PACS and RIS define the breadth and depth of integrated radiology workflow, with the added value of enterprise image and information access. This broader definition is the Company's focus and the manner in which our solutions are positioned to our target market.

	The Company, which was founded in 1987 and known as Merge Technologies Incorporated ("Merge") prior to its acquisition of eFilm Medical Inc. ("eFilm") in 2002. The Company has historically been viewed as a leading provider of medical diagnostic imaging and information connectivity technologies and professional consulting services for original equipment manufacturers
("OEMs"), value added resellers ("VARs") and healthcare facilities worldwide. Now doing business as Merge eFilm, the Company believes it is at the forefront of integrated radiology workflow research and development, bringing modular software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

	Through its founder and Chairman, William C. Mortimore, the Company has been a key contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards such as HL-7, and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative co-sponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of more than 30 companies in the Radiology and Healthcare Information Systems fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. Merge eFilm has incorporated these standards in all its radiology workflow technologies and software applications establishing the basis for seamless integration of images and healthcare information across an organization's intranet or over the Internet.

	Radiology departments, diagnostic imaging centers and their patients benefit from the Company's solutions in a variety of ways including: (i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images to enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of software products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a modular, flexible and cost-effective way; (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record; and (v) providing the means to view images and reports from any number of remote locations.


<PAGE 1>


Business Strategy

	The Company is building on its global leadership position through its market leading eFilm Workstation(Trademark) ("eFilm Workstation"), its reputation for exceptional customer service, its expertise in radiology workflow integration and its technically innovative products, by offering modular software solutions that complete the implementation of a full radiology workflow solution. This fully integrated, standards-based workflow solution enables radiology to integrate with the rest of the healthcare enterprise. To accomplish this goal, the Company is exercising the financial and operational discipline necessary to attain the right combination of resources, products and strategic partnerships. Those efforts will accelerate its ability to deploy and service a fully integrated radiology workflow solution to the healthcare and OEM/VAR marketplace.

	In the last year, the Company has focused on completing its fully integrated PACS, teleradiology and web distribution solution, strengthening its financial foundation, enhancing its sales and distribution channels, leveraging the global brand associated with the Merge and eFilm names, and moving steadily towards being recognized as a comprehensive radiology workflow solution provider. In line with this tightly focused operational plan, the
Company:

	* Reached its financial goals, as is described in this report;

	* Acquired and integrated two businesses, eFilm and Aurora
	  Technologies, Inc. ("Aurora").  eFilm, in particular, vaulted the
	  Company forward by providing the breadth and depth of product, brand
	  recognition and staff skill to offer an integrated product line
 	  called FUSION Service(Trademark) ("FUSION") and move rapidly into the full
	  PACS, teleradiology and web distribution solution marketplace;

	* Expanded sales and marketing resources to provide broader coverage in the United States of America;

	* Formed several new value-added reseller ("VAR") partnerships globally to expand our distribution and service capabilities;

	* Integrated the technologies of Merge and eFilm, and announced a number of new products designed around the FUSION platform - an integrated PACS, teleradiology and web distribution software solution ideally designed for the needs of our target market; and

	* Expanded its line of credit to $5 million, with improved terms and broader usage provisions.

	The disciplined management of the Company's resources, strong financial foundation and comprehensive product offering with our FUSION product line has created momentum within the Company that it believes will increase throughout 2003. Future growth will be driven by a continued concentration on the core aspects of the business: targeted sales/marketing activities with broader geographic coverage, modular software product innovation, exceptional professional services and expanded strategic partnerships that complement our internal efforts.

	Core to our business strategy are partnerships that contribute to our product innovation efforts or expand the distribution of our products and professional services. Tactics were launched in 2002 to formalize a VAR partnership program that entailed a selection, vetting, contracting and training process. The goal is to have partners in certain target markets focused on distributing and servicing the FUSION products. Additionally, several technology partnerships were formed in 2002 designed to expand our product offering or enhance our existing products to appeal to a specific market. An example of such a partnership was the VAR and localization agreement with Infocom Corporation of Japan. Under this agreement, Infocom Corporation will localize eFilm Workstation and provide distribution and support services for eFilm in the Japanese market. This relationship builds on over ten years of working with Infocom Corporation and expands the reach of the most widely used diagnostic software desktop product in the world - eFilm Workstation.

	Merge eFilm continues to benefit from long-term and growing OEM/VAR partnerships that have been in existence for over 15 years. Building on these relationships is important to the Company's future development. Merge


<PAGE 2>


eFilm anticipates expanding key OEM/VAR relationships with existing customers to include a broader offering of our FUSION radiology workflow products, well beyond our traditional connectivity and development toolkits. These important long-term partnerships represent an endorsement of the value of the Company's technologies and overall customer satisfaction, as well as opportunity for continued revenue growth.

	In 2002, the Company completed important strategic acquisitions of eFilm and Aurora. Merge and eFilm entered into a co-development and distribution agreement in 2001. Based on the success of that partnership, Merge completed the acquisitions of eFilm on June 28, 2002, and Aurora on May 22, 2002, for several reasons.

	* The combination of the Company's backend connectivity and server technologies with eFilm's desktop diagnostic workstation applications created a complete PACS solutions, called FUSION. FUSION was launched in the latter half of 2002 through the integration and porting of respective technologies from both Merge and eFilm.

	* eFilm has extensive radiology workflow and RIS experience through their multi-year service and software licensing agreements with key Toronto hospitals.

	* eFilm enjoys a market leading position in desktop diagnostic imaging software with over 20,000 users worldwide.

	* The global presence of eFilm Workstation represents an ideal target market for upselling integrated PACS and RIS solutions such as our FUSION product, as these customers contemplate the next steps in evolving towards a filmless workflow operation and fully electronic patient record.

	* Aurora added several new customers and VAR distribution relationships designed to accelerate our market presence and enhance future revenue generating capabilities.

	The strong operating leverage of eFilm's software licensing and service business model led to reaching earnings per share accretion from the transaction within one quarter following the close of the acquisition.


Products and Services

	The Company, which has 130 employees, 126 who are full time, is a recognized leader in the engineering of radiology workflow solutions. It has assembled a staff with deep expertise, global presence and a thorough understanding of radiology workflow processes. It also has allocated resources to the design and development of IHE concepts, which are gaining acceptance as the standard for interoperability between imaging and healthcare information systems throughout the healthcare enterprise.

	Focusing product innovation around the functions related to radiology image and information management is a hallmark of the Company's product development strategy. It views its expertise as developing technologies that fit into the customer's workflow to achieve processing and communications efficiencies. Products in place and those in development are applied to all aspects of the complex continuum of radiology image studies and the associated information that touch the patient, integrating them to create a broad data set around a single patient experience. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis and improved patient care because all pertinent information is provided to the primary care giver from radiology in a single report.

	The Company's global presence and immersion into the creation of radiology communications and open medical standards place it in a strong position to monitor healthcare and technological forces that impact both equipment and software application innovations for the radiology industry.
In addition, the Company's established OEM/VAR relationships allow it to work with leading modality manufacturers as they develop plans for new product introductions. The product planning cycle is such that the Company can build on this knowledge and be prepared to meet market demand at the appropriate time. This strategy is allowing the Company to move its resources and attention to the development of software applications that can be integrated into the broader continuum of radiology workflow.


<PAGE 3>


	The Company's products fall into three distinct categories: connectivity products; radiology workflow software applications; and professional services. The Company's connectivity products continue to be a core competency of the Company to maintain its market-leading position and long-term OEM/VAR relationships. The Company continues its product innovation in this area in order to provide flexible, state-of-the-art solutions to its OEM/VAR partners who incorporate these products directly into their PACS solutions and/or new modality equipment offerings. While the OEM/VAR relationships are central to the distribution of these products, there is an equal interest from healthcare organizations to purchase radiology workflow solutions, including connectivity products, directly from the Company to complete their individual image management strategies.

	A shift in product mix occurred in 2002 as the Company completed development on the first version of its fully integrated PACS, teleradiology and web distribution solution, FUSION. The software modules within FUSION are designed to complete the Company's fully integrated radiology workflow system product line and are sold as individual modules or a fully integrated solution, depending on the needs of the customer. These software modules consist of the following:

	* FUSION Server Base Module. Provides database management, security services, performance monitoring, scalability and load balancing.

	* FUSION Archive Module. Provides image and information storage management and archiving through a variety of storage devices such as RAID, NAS, SAN, tape, DVD and CD.

	* FUSION Image Visualization and Distribution Module. Distributes images on-demand through wavelet streaming technology, and provides desktop Visualization Tools with unlimited access via network or the World Wide Web ("web").

	* FUSION HIS/RIS Interface Module. Provides an HL7 message interface between FUSION and the hospital, imaging center or radiology information system. This interface drives the workflow for technologists and radiologists by integrating the patient's prior radiology reports, demographic and scheduled procedure information with their medical images. This alleviates redundant data entry and assures information accuracy.

	* FUSION Radiologist Workspace Module. Provides an integrated, worklist-driven workspace for the radiologist including their customized "to do" list and diagnostic image viewing and reading tools.

	* FUSION Order Entry & Patient Registration Module. Provides customers without an automated RIS with the ability to enter new patient information, and schedule procedures. This information drives the worklist activities for radiologists and technicians. Additionally, this module in combination with Image Visualization, can be used by referring physicians to request orders, view images and report results.

	The Company continues to innovate its FUSION product line with both new software modules and module upgrades scheduled for regular releases throughout the year, consistent with historical practice of accelerating the product innovation cycle and shortening the time from design to revenue event.

	Professional services consists of consultants, service engineers and project managers who provide training, advisory services, solution design consulting, solution installation, project management, on-going help desk and on-site service and medical standards validation to healthcare organizations, healthcare professionals and medical equipment manufacturers. Proprietary training materials are used to complement project planning, management tools and diagnostic testing products. Annual customer service packages are offered to meet the unique needs and configuration requirements of each client. These service packages are priced according to service intensity required and are reviewed annually to assure all customer needs are met. The Company offers this suite of professional services on a global basis, with twenty-four hours per day, seven days per week ("24/7") coverage, and through a combination of remote and on-site delivery. Growing the revenues from the sale of professional services continues to be an important focal point for the Company as it embraces an integrated customer service model and enhances product offerings with the completion of its radiology workflow applications. Additionally, in 2002 the Company launched on-line technology designed to


<PAGE 4>


proactively monitor the status of deployed FUSION solutions. ViewCheck (Trademark) is designed to proactively monitor key elements of the FUSION product, capture statistics and route alarms to the Company's service division for prompt attention. This service is core to our ability to provide a level of assurance and 24/7 coverage to our full FUSION solution customers as they rely on our products and services to run their operations.


Markets and Customers

	Healthcare providers continue to recover from the managed care strategies and government reimbursement pressures resulting from the Balanced Budget Act put in place through the 1990s, and have returned their focus to the operations of their healthcare delivery organizations. Key areas of emphasis are high quality diagnostic and treatment protocols for the care of the patients in their communities and operational efficiencies to increase patient satisfaction, address patient safety concerns and mitigate rising costs. The expenditures to re-tool the infrastructure of healthcare are significant and are directed at making more comprehensive use of the advances in medical technology and telecommunications. This is seen as a cost effective means to reach optimum efficiency and market their services to the broadest population. Radiology image and information management (PACS and RIS solutions) plays a central role in the revamping of the healthcare delivery system.

	* PACS is an image storage, retrieval, and viewing system for X-ray, CT, MRI, nuclear medicine and ultrasound. Users are linked with display workstations over a high speed network to an image server, archives and printers. Customers use the PACS to store, view, manage, and distribute images and reports.

	* RIS is a specialized system that supports radiology charge capture and billing, storage of patient data, scheduling and reporting.

	* The combined PACS/RIS, when integrated with the hospital's Hospital Information System ("HIS") provides all the information and images necessary for complete digital workflow, both clinical and operational. This integrated PACS/RIS/HIS combination is the comprehensive solution that the Company provides to its customers.


The Merge eFilm Market

	Within the United States of America, the Company is focusing its direct sales efforts on the small to middle market healthcare organizations: hospitals with less than 400 beds; radiology imaging centers with more than 10,000 studies per year; and orthopedic practice clinics with more than 6 physicians. It is estimated less than 25% of those markets are currently using a PACS.

	This market represents a segment of healthcare providers that desires imaging modality connectivity and the integration of radiology workflow, particularly as it relates to communicating throughout the healthcare enterprise and over long distances. This market has traditionally been underserved by image management and radiology systems companies due to the high cost of a traditional hardware centric and proprietary PACS and RIS solutions. To capitalize on this under served market, the Company's focus is on providing flexible radiology workflow solutions with modular software, with a phased-in approach that allows for meeting short-term needs quickly and offering additional products to complete the film-less radiology workflow solution over time. Currently, 75% of the Company's existing customers are part of the small to medium sized hospital market segment. Overall the Company provides products and services directly to approximately 15% of the hospital target market. The Company believes there is substantial room for growing market share and for additional product sales to existing customers, especially the over 20,000 clinical users of eFilm Workstation, a low-cost, desktop application for viewing and interpreting medical images.

	eFilm Workstation is used by more clinicians to view and diagnose digital images than any other single diagnostic quality workstation. The eFilm Workstation market presence and install base is a primary target for our direct sales activities, with the focus being the introduction of FUSION as the next logical step in deploying an integrated film-less workflow solution. Merge eFilm accelerated the distribution of eFilm Workstation as both a revenue annuity product offering and a marketing tool to further expand Merge eFilm's presence in 2002. Leads and revenues generated by this


<PAGE 5>


strategy exceeded our expectations in 2002 and will continue to be a core component of our marketing and sales activities in 2003.

	The Company places a strong emphasis on sustaining its reputation for high quality services and well engineered products. The Company maintains strict compliance with the tenets of ISO 9001 and EN 46001, both in its North American and European operations. The certification covers its product development activities, manufacturing and worldwide service operations. These ongoing certifications to the ISO standard are a reflection of its commitment to maintaining service and product quality for its customers. The Company recently completed its ISO 9001 and EN 46001 re-certification in January 2003, further demonstrating its ongoing commitment to quality processes that translate into internal efficiencies and quality products for our customers.


Sales, Marketing and Distribution

	Several market studies have been conducted, which results supported the significant market opportunity in PACS, teleradiology and web distribution solutions. A recent study by Frost & Sullivan estimates that within the decade annual expenditures for electronic image and information management systems, or PACS will be approximately $1.1 Billion. The Concord Consulting Group has released data which indicates that with service and upgrades the total PACS and teleradiology market will exceed $2.7 Billion annually. In addition, the Technology Marketing Group study estimated that expenditures for RIS were approximately $220 Million in 2001, growing at over 20% annually. Of this RIS market, more than 60% of the Company's target market segment indicated they would acquire new systems. Driving these expenditures is the realization that approximately 15% to 18% of the diagnostic imaging procedures are processed digitally, with the remaining portion still produced on film. Market studies indicate an acceleration in converting the healthcare diagnostic imaging setting to digital workflow now that modular, integrated and cost effective solutions like those offered by the Company are now available.

	Additional studies indicate that the money being spent by healthcare organizations for these technologies is increasing 18% to 20% annually, with European data suggesting an annual growth rate of 20% to 25%. The Company's strategy is to provide a full suite of radiology workflow solutions to its target market and the Company's existing domestic client base of over 400 healthcare facilities, and to deliver functionality and value that taps into this combined PACS/RIS $1.3 Billion annual market.

	The Company uses a multi-channel approach to reach its target customers. Over the last three years the Company has invested in building an international sales force to increase its market presence among both its OEM/VAR and healthcare end-user customers, with particular emphasis on small to medium sized hospitals and imaging centers. This Company's sales staff has extensive experience in radiology and diagnostic imaging services and has the ability to work in a consultative manner to design and customize the right solution for each customer.

	Expanding its OEM/VAR partnerships is an important strategy to the Company's sales success. During 2002, sales through this channel represent approximately 52% of the Company's annual revenue, and are expected to grow in dollar volume. This is down from 65% of annual revenues in 2001 as planned given our growth in direct sales and services, along with are increasing emphasis on complete software solutions bundled with services. The Company's direct sales force continues to focus on healthcare customers in the small to medium size hospital market and imaging centers, where the Company's modular, software-centric solutions create compelling value propositions. The Company's professional services group was expanded this year with the acquisition of eFilm to provide pre-sale assistance as well as post-sale project management. The contribution to total revenue from direct sales and professional services activities increased substantially in 2002 to nearly
48% and is expected to increase its contribution again in 2003.

	Continued visibility in the marketplace is also important to the Company's overall marketing strategy. The Company expanded its marketing activities in 2002 to coincide with the acquisition of eFilm, positioning of the Company as a full solution provider under the corporate brand of Merge eFilm. This allowed the company to leverage the extensive installation base of Merge and eFilm products, and launch our new FUSION flagship product. The Company successfully touched thousands of current and prospective customers through a core strategy of proactive electronic marketing. This form of creating market awareness, generating leads and following up on our historical customer base is expected to continue in 2003. In addition, the Company regularly participates in major radiology and healthcare information system industry trade shows. RSNA 2002 was a highly visible launch for the new


<PAGE 6>


Company name, our new product offering and our value proposition for VAR partners and direct end-user customers. The Company was very pleased with the reception at the trade show and generated a 100% increase in inquiries and leads compared to 2001. Finally, the Company's ongoing participation in the IHE initiative and radiology industry panels regarding open communications and medical standards is an added opportunity to maintain the Company's thought-leader position, which is recognized by the healthcare industry and enables the Company to demonstrate its value on many levels.

	The value proposition to the Merge eFilm customer is aimed at improving the organization's efficiency and quality of patient care while reducing cost. The Company emphasizes how the implementation of various radiology workflow strategies reduces operational costs. Cost savings are attributed to a reduction of the cycle of time involved in acquiring, interpreting and distributing diagnostic studies. This time efficiency improves patient care through increasing the speed with which the radiologist and primary caregiver can discuss diagnostic findings and institute appropriate treatment. Additionally, the Company's systems can enhance revenue due to increased referral activity from primary care physicians and increased accuracy of radiology billing and coding.


Competition

	The markets for the Company's products are highly competitive. Many customers purchase products from Merge eFilm and from its competitors as well. Competition is present from film vendors who offer certain components of the radiology workflow application and from current OEM partners who can offer products similar to Merge eFilm solutions. Analyzing the competitive environment by product line is illustrative of the Company's perspective and its strategies to mitigate the impact of competition on the Company's sales or market penetration.

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

	In the developing area of radiology workflow applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by the Company. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities. An integrated RIS/PACS offering from a single vendor is a growing desire among the Company's target market and will be an important offering by the Company in the future in order to remain competitive.

	Merge eFilm relies on its 15 years experience in working in all aspects of the radiology industry, its strong customer relations and its growing healthcare customer base as barriers to losing its market potential for its fully integrated solution. Merge eFilm also relies on its global brand and historical installation base as the market leader in connectivity products (Merge Boxes) and desktop software image viewing applications, eFilm Workstation. This install base, reputation for clinical and technical quality and long term service is a key differentiator among the competition. In addition, the FUSION software modular approach to implementing a customized, fully-integrated solution is appealing to the Company's target market and is the foundation of the Company's approach to this emerging area.

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


<PAGE 7>


Intellectual Property Rights

	The Company has received and maintains United States Patent No. 5,740,428 dated April 14, 1998, United States Patent No. 5,950,207 dated September 7, 1999, New Zealand Patent No. 306009 dated February 7, 1996 and Australia Patent No. 704804 dated August 12, 1999. However, the Company generally does not rely solely on patent protection with respect to its products. Instead, it relies on a combination of copyright and trade secret laws, employee and third party confidentiality agreements and other measures to protect intellectual property rights pertaining to its systems and technology.


Medical, Regulatory and Government Standards and Reforms

	The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the United States of America healthcare system have been, and will continue to be, considered by the United States Congress. The Company embraces the general philosophy that it will accept and utilize all appropriate industry standards in the development of its product and service offerings. Merge eFilm has positioned itself to assist its customers in the utilization, implementation, and adherence to most major radiology standards and regulations. The Company, however, cannot predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, its financial condition and its results of operations.

	The following are examples of some of the environmental issues, standards and regulations that Merge eFilm monitors and prepares itself to address to protect its enterprise and that of its customers.

	* The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has mandated the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance date for implementation of security and confidentiality measures will go into effect on April 14, 2003. Merge eFilm has taken the necessary measures to help enable its customers to meet HIPAA guidelines for data management;

	* The United States Food and Drug Administration, which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions;

	* International sales of products outside the United States of America are subject to foreign regulatory requirements that can vary from country to country.

	* Laws and regulations may be adopted to address internet commerce such as online content, user privacy, pricing and characteristics and quality of applications and services; and

	* The tax treatment of the internet and e-commerce is currently unsettled.

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


Item 2.		DESCRIPTION OF PROPERTIES
-------------------------------------------

	The Company's principal facilities are located in Milwaukee, Wisconsin, in an approximately 27,000 square foot office leased through June 2005 at a rate of approximately $300,000 per year. The Company also leases a sales, administrative and service support office in Nuenen, the Netherlands, a sales and engineering facility in Toronto, Canada and a sales office in Tokyo, Japan.


<PAGE 8>


Item 3.  	LEGAL PROCEEDINGS
-----------------------------------

	The Company is not involved in any material legal proceedings.


Item 4.	 	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------

	The Company did not submit any matters to its shareholders for their vote during the fourth quarter of 2002.



				      PART II
				     ---------


Item 5.  	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------------------------------------------------------------------------

	The Company's common stock commenced trading on the Nasdaq SmallCap Market on January 29, 1998, under the symbol MRGE.

The following table sets forth for the periods indicated, the high and low closing sale prices of our common stock as reported by Nasdaq:


	Common Stock Market Prices
	---------------------------

	2002	      4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
	-----         -----------  -----------  -----------  -----------

	High........	 $7.920	      $6.650	   $9.080       $7.250
	Low.........	 $3.670	      $3.840	   $5.791	$3.740


	2001
	-----

	High........	 $5.550	      $2.000	   $1.450	$1.410
	Low.........	 $1.500	      $1.250	   $0.750	$0.660


	According to the transfer agent's records, the Company has 186 stockholders of record of common stock as of March 28, 2003. As of the same date, the Company estimates that there are in excess of 3,500 beneficial holders of its common stock.


Dividend Policy

	The Company has not paid any cash dividends on its common stock since formation. The Company currently does not intend to declare or pay any cash dividends on its common stock in the foreseeable future.

	The Company's revolving line of credit with Lincoln State Bank restricts payment of dividends if it is not in compliance with the loan covenant of its borrowing document to maintain a funded debt to equity ratio of 0.4 to 1.


Securities Authorized for Issuance under Equity Compensation Plans

	The Company has no equity compensation plans that issue securities other than employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code.


Recent Sales of Unregistered Securities During 2002

	During the fourth quarter of 2002 the Company sold no shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act").


<PAGE 9>


Item 6.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATION
-----------------------------------------------------------------------------

Special Note on Forward-Looking Statements

	Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words: believes, intends, anticipates, expects, and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, the Company's lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of the Company's international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in the Company's results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which the Company competes, and various other competitive factors that may prevent the Company from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


Overview

	Merge eFilm is in the business of integrating digital radiology images and information into healthcare enterprise networks, and providing software solutions that manage diagnostic imaging workflow processes. Merge eFilm solutions and services improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes.
The Company delivers this tangible value to healthcare facilities of all sizes, but it specifically targets small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers. The Company offers modular, cost effective software solutions that improve its customers' image and information management and radiology workflow. The Company's product and service offerings are commonly categorized as PACS and RIS. The Company believes the combination of PACS and RIS define the breadth and depth of integrated radiology workflow, with the added value of enterprise image and information access. This broader definition is the Company's focus and the manner in which our solutions are positioned to our target market.

	The Company, which was founded in 1987, has historically been viewed as a leading provider of medical diagnostic imaging and information connectivity technologies and professional consulting services for OEMs, VARs, and healthcare facilities worldwide. Now doing business as Merge eFilm, the Company believes it is at the forefront of integrated radiology workflow research and development, bringing modular software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

	Through its founder and Chairman, William C. Mortimore, the Company has been a key contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards such as HL-7, and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative co-sponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of more than 30 companies in the Radiology and Healthcare Information Systems fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. Merge eFilm has incorporated these standards in all its radiology workflow technologies and


<PAGE 10>


software applications establishing the basis for seamless integration of images and healthcare information across an organization's intranet or over the internet.

	Radiology departments, diagnostic imaging centers and their patients benefit from the Company's solutions in a variety of ways including: (i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images to enable the retrieval of these images and reports at any time in the future; (iii) accessing the Company's modular architecture of software products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a modular, flexible and cost-effective way; (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record; and (v) providing the means to view images and reports from any number of remote locations.


Results of Operations

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001


	Net Sales. Net sales increased 32% to $20,786,000 in 2002 from $15,741,000 in 2001. Net sales of products and software made directly to healthcare facilities increased 114% to $6,264,000 in 2002 from $2,922,000 in 2001. The Company is continuing its strategic objective that it began in late 2000, to further growth of sales made directly to healthcare facilities and imaging centers. The Company intends to accomplish this by hiring additional sales staff in this area and continuing its established marketing programs to highlight to potential customers the technological and economic benefits of our product and service offerings. Net sales to OEM/VARs and dealers increased 2% to $10,787,000 in 2002 from $10,534,000 in 2001. The
Company anticipates continued growth in the OEM/VAR group, although at a lower percentage than sales to direct channels and the professional services
group.   Net sales from the professional services group increased 63% to
$3,735,000 in 2002 from $2,285,000 in 2001. The net sales growth from the professional services group has been tied to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the added value of the acquisition of eFilm completed in June of 2002. The Company anticipates net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2002 and our assessment of the market, the Company believes information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the Merge eFilm suite of products, the Company anticipates sales in 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided related to these customers.


	Cost of Sales. Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percentage of net sales to 24% in 2002 from 28% in 2001. This decrease in the cost of purchased components as a percentage of net sales, is primarily due to the Company's sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs. Service costs associated with revenues increased to $1,768,000 in 2002 from $1,208,000 in 2001. The increase is due to the Company's acquisition of eFilm and additional service department staff. Amortization of purchased and developed software increased to $1,344,000 or 6% of net sales in 2002 from $773,000 or 5% of net sales in 2001. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of eFilm.


<PAGE 11>


	As a result of the eFilm acquisition on June 28, 2002, the Company has presented costs associated with service revenues as a component of cost of sales. All periods compared have been reclassified to conform to the current year presentation.

	Gross Profit. Gross profit increased 35% to $12,788,000 in 2002 from $9,480,000 in 2001. As a percentage of net sales, gross profit increased to 62% of net sales in 2002 compared to 60% in 2001. The Company implemented a number of initiatives to improve gross profit in 2002, including the acquisition of eFilm, increasing sales made directly to healthcare facilities, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications. The Company anticipates these initiatives will continue to slightly increase overall margins in 2003.

	Sales and Marketing. Sales and marketing expense increased 33% to $4,305,000 in 2002 from $3,227,000 in 2001. The increase is the result of the Company's objective to invest in sales and marketing activities and staff count in order to grow net sales.

	Product Research and Development. Research and development expense decreased 13% to $1,620,000 in 2002 from $1,870,000 in 2001. The Company anticipates research and development costs will increase in 2003 as the Company increases its new product development and finishes its efforts to commercialize products acquired in the eFilm acquisition. The decrease is due primarily to an increase in capitalization of costs related to software development. Capitalization of software development costs increased $414,000 to $1,850,000 in 2002 from $1,436,000 in 2001. The increase in capitalized software development is a direct result of focusing engineering resources on modular software development designed to accelerate the development cycle, commercialization of technologies acquired in the eFilm acquisition and the release of new product for revenue generation.

	General and Administrative. General and administrative expense increased 12% to $2,553,000 in 2002 from $2,286,000 in 2001. The majority of the increase is due to an increase in allowance for bad debts of $116,000. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.

	Depreciation and Amortization. Depreciation and amortization expense decreased 32% or $247,000 to $518,000 in 2002 from $765,000 in 2001. The decrease is due primarily to certain assets becoming fully depreciated and the discontinuation of amortization of goodwill. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This is net of amortization of capitalized software of $1,344,000 and $773,000 in 2002 and 2001, respectively.

	Restructuring and Related Items. The Company recorded an expense of $36,000 in 2001 for restructuring and related items. The restructuring expense was an additional expense that related to the restructuring the Company underwent in the fourth quarter of 2000.

	Acquired In-process Technology and Software Write-off. Acquired in-process research and development was $148,000 in 2002. The write-off was due to the eFilm acquisition the Company completed on June 28, 2002.


<PAGE 12>


	Other Income, Expense. During 2002, the Company had no amounts outstanding on the line of credit which resulted in a decrease in interest expense to $22,000 from $119,000 in 2001, and interest income was $50,000 compared to interest income of $45,000 in 2001. The increase in interest income was relatively small compared to the increase in the Company's cash balance due to declining interest rates. Other income, net, was $36,000 in 2002 compared to other income, net in 2001 of $137,000. Other income, net for 2001 includes a gain of $197,000 for settlement of accounts payable obligations for less than recorded book value.

	Income Taxes. The Company recorded income tax expense of $79,000 in 2002 and $87,000 in 2001, primarily representing Japanese income tax withholding on software royalties. The Company anticipates becoming a taxpayer in 2003 and has begun utilizing its remaining net operating loss carryforwards to offset income tax liabilities.


Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

	Net Sales. Net sales increased by 25% to $15,741,000 in 2001 from $12,613,000 in 2000. Net sales of products and software made directly to healthcare facilities increased 167% to $2,922,000 from $1,095,000 in 2000. Increasing sales made directly to healthcare facilities is the continuation of our strategic objectives that began in late 2000 so the Company could take advantage of a perceived market opportunity. To increase sales made directly to healthcare facilities, the Company has hired additional sales staff in this area and established marketing programs to highlight to potential customers the technological and economic benefits or our product and service offerings. The Company expects to continue hiring sales staff in this area to support further growth. Net sales to OEM/VARs and dealers increased 4% to $10,534,000 from $10,141,000 in 2000. The Company anticipates continued growth in the OEM/VAR group, although at a lower percentage than sales to direct channels and the professional services group. Net sales from the professional services group increased 30% to $1,430,000 in 2001 from $1,104,000 in 2000. The net sales growth from the professional services group has been tied to the growth in the sales made directly to healthcare facilities, where such sales are accompanied by installation services and service contracts. The Company anticipates net sales from the professional services group to grow as part of the overall growth in the sales made directly to healthcare facilities.

	Net sales from the products sold through our service group, including upgrades, hardware replacement and service parts, increased 213% to $855,000 in 2001 from $273,000 in 2000. This growth is attributable to growth in the Company's installation base and an effort to sell updated versions of the Company's products to the installed base. Given our sales growth during 2001 and our assessment of the market, the Company believes information technology spending on new technologies by our targeted customer base will continue to grow.

	Cost of Sales. Cost of sales consists of purchased components, service costs associated with revenues and amortization of purchased and developed software. The cost of purchased components decreased as a percentage of net sales to 28% in 2001 from 32% in 2000. The decrease in the cost of purchased components as a percentage of net sales is due primarily to the Company's sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs. Service costs associated with revenues increased to $1,208,000 in 2001 from $1,194,000 in 2001. Also, cost of sales as a percentage of net sales was higher in 2000 in part due to inventory provisions of $390,000 for obsolescence related to inventory parts that were determined to have no future value due to technology upgrades in the Company's products and a variance to physical count in both the Unites States and European offices. Amortization of purchased and developed software decreased to $773,000 or 5% of net sales in 2001 from $992,000 or 8% of net sales in 2000, due primarily to the write-down of the carrying value of developed software to its estimated net realizable value in the third quarter of 2000.


<PAGE 13>


	Gross Profit. Gross profit increased by 54% to $9,480,000 in 2001 from $6,140,000 in 2000. As a percentage of net sales, gross profit increased to 60% of net sales in 2001 compared to 49% in 2000 due to sales of higher margin products and to an increase in net sales from the professional services group. The Company implemented a number of initiatives to improve gross profit in 2001, including targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications.

	Sales and Marketing. Sales and marketing expense decreased by 25% to $3,227,000 in 2001 from $4,326,000 in 2000, due primarily to the reallocation of certain marketing resources to other departments as part of the Company's reduction in workforce and job redefinition plans to improve the Company's financial performance.

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

	General and Administrative. General and administrative expense decreased by 14% to $2,286,000 in 2001 from $2,663,000 in 2000, due primarily to decreases in personnel and external consultant expenses and a gain of $225,000 from derecognition of a liability relating to a change in the Company's vacation policy in which the maximum payment to terminated employees for unused vacation time was reduced.

	Depreciation and Amortization. Depreciation and amortization expense decreased by 11% or $95,000 to $765,000 in 2001 from $860,000 in 2000. The decrease was due in part to a write-down of certain non-performing intangible assets in the fourth quarter of 2000. Depreciation and amortization was recognized on capital equipment, goodwill, and other intangible assets.

	Restructuring and Related Items. The Company recorded an expense of $36,000 in 2001 and $255,000 in 2000 for restructuring and related items. In 2000, the restructuring expenses were $88,000 and reflected severance charges for eighteen positions eliminated in a workforce reduction in October 2000. Related expenses were $167,000 and primarily reflect the write-down of the assembled workforce capitalized as part of the 1999 acquisition of Interpra Medical Imaging Network Ltd., now know as Merge Technologies Canada Ltd. ("Interpra".)

	Acquired In-process Technology and Software Write-off. In September 2000, the Company recorded a charge of $975,000 for technologies replaced by the Merge WorkFlow platform. The Company also wrote down a $155,000 prepaid software license for which future product delivery from its vendor was at risk.

	Other income, Expense. In 2001, interest expense was $119,000 and interest income was $45,000 compared to interest expense of $74,000 and interest income of $24,000 in 2000. Other income, net, which was $137,000 in 2001, includes a gain of $197,000 for settlement of accounts payable


<PAGE 14>


obligations. Other expense, net in 2000 was $89,000, which included $115,000 in charges for impairment of non-operating assets.

	Income Taxes. The Company recorded income tax expense of $87,000 in 2001, which reflects Japanese income tax withholding on software royalties and an anticipated alternative minimum tax obligation. The Company recognized income tax expense in 2000 of $63,000, despite incurring losses for financial reporting purposes, due primarily to Japanese income tax withholding on software royalties.


Liquidity and Capital Resources.

	Operating Cash Flows. Cash provided by operating activities was $3,805,000 in 2002. The Company's positive operating cash flow in 2002 was due primarily to its net income of $3,629,000, depreciation and amortization expense of $1,862,000, an increase of $759,000 in accounts payable, a $1,015,000 increase in deferred revenue, offset by an increase of $3,988,000 in accounts receivable. Accounts payable increased due to the timing of purchases to fulfill orders. Accounts receivable and deferred revenue increases are a direct result of the increase in net sales.

	The total days sales outstanding for the year ended December 31, 2002, is 130 days, compared to 76 days for the year ended December 31, 2001. The increase in days sales outstanding is attributed to the change in business mix to sales made directly to healthcare facilities, in which payment terms are offered over greater periods of time, as compared to sales in the OEM/VAR channel.

	Investing Cash Flows. Cash used in investing activities was $2,651,000 in 2002, due primarily to cash outflows for capitalized software development costs of $1,850,000, purchases of capital equipment and leasehold improvements of $558,000 and acquisition costs, net of cash acquired of $243,000. The Company expects to continue to invest in software development projects that will continue to accelerate sales.

	Financing Cash Flows. Cash provided by financing activities was $2,216,000 in 2002. The Company received net proceeds of $1,036,000 from employee and director stock option exercises and $76,000 from purchases of common stock under its employee stock purchase plan. The Company also received net proceeds of $1,118,000 in cash as a result of the exercise of 722,943 warrants during the quarter ended June 30, 2002.

	Total outstanding commitments at December 31, 2002, were as follows:


	Contractual			         Less than       1 - 3
	Obligations		   Total	   1 Year	 Years
	-----------------------------------------------------------------

	Long Term Debt........	$  190,803	$     ----	$ 190,803
	Capital Lease
	  Obligations.........	     7,717	     7,717	     ----
	Operating Leases......	 1,021,509	   402,558	  618,951
				----------	----------	---------
	Total Contractual
	  Cash Obligations....	$1,220,029	$  410,276	$ 809,754
				==========	==========	=========


	The Company also has a liability recorded of $1,038,282 for put options on the remaining 265,172 of 420,000 Interpra exchangeable shares, which may be exercised for a price of $4.50 per share during the period from August 31, 2004, until September 30, 2004.


<PAGE 15>


	In December 2002, the Company negotiated a new revolving line of credit agreement with its bank, increasing its line to $5,000,000, effective December 30, 2002, and maturing December 30, 2005. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in the Wall Street Journal, less 0.75 percentage points and is collateralized by the Company's assets. At December 31, 2002, the loan's interest rate was 3.50%. Availability under the new line of credit is subject to a borrowing base consisting of 50% of inventory balances under $2,000,000, 80% of qualified accounts receivable under 90 days and 100% of the Company's depository cash balances held at the bank if borrowings exceed the existing base of inventory and qualified accounts receivable. Under the formula, $5,000,000 was calculated to be available at December 31, 2002. No amounts were outstanding on the line of credit as of December 31, 2002.

	The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

	The Company believes that existing cash, together with the availability under its revolving credit agreement and future cash flows from operations will be sufficient to execute the business plan in 2003. However, any projections of future cash inflows and outflows are subject to uncertainty. In 2003, it may be necessary to raise additional capital for activities necessary to meet the Company's business objectives or its long-term liquidity needs. If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to the Company.


Critical Accounting Policies

	The Company's consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies in which management makes significant estimates are revenue recognition, accounts receivable, software capitalization, goodwill valuation, other long-lived assets and income taxes.

	Revenue Recognition. Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgements, which influence the timing and amount of revenue recognition.

	For sales of software arrangements, the Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, and related amendments. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to clients, which is stated in the contract and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for an undelivered element of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.


<PAGE 16>


	Revenue from the sale of sublicenses sold on an individual basis and computer software licenses is recognized upon shipment provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.

	Revenue from software usage sublicenses sold through annual contracts and software maintenance is deferred and recognized ratably over the contract period. Revenue from installation, training, and consulting services is recognized as services are performed.

	Revenue from sales of PACS solutions sold directly to healthcare institutions where installation services are considered essential to the functionality of the solution sold is recognized on a percentage-of-completion method, as prescribed by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage-of-completion is determined by the output method based upon the achievement of delivery milestones.

	The Company's policy is to allow returns when the Company has preauthorized the return. Based on the Company's historical experience of very limited returns and the Company's expectation that returns, if any, will be insignificant, the Company has not provided for an allowance for potential items to be returned.

	Accounts Receivable. The Company's accounts receivable balance is reported net of an allowance for bad debt. The Company's management ("Management") determines collection risk and records allowances for bad debt based on the aging of accounts and past transaction history with customers. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

	Software Capitalization. Software capitalization commences when management determines that projects have achieved technological feasibility. Management's determination that a project has achieved technical feasibility does not ensure that the project can be commercially salable. Amounts capitalized include estimates of overhead attributable to the projects. The useful lives of capitalized software projects are assigned by Management, based upon the expected life of the software. Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If the Company determines in the future that the value of capitalized software cannot be recovered, a write-down of the value of the capitalized software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset may be required. The Company recorded a write down of $1,130,000 in 2000.

	Other Long-Lived Assets. Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by the Company, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets may be required.

	Goodwill and Other Intangible Assets. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment on December 31 of each year. In calculating our impairment losses, the Company evaluated the fair value by estimating the expected present value of their future cash flows.


<PAGE 17>


	Income Taxes. As part of the process of preparing our consolidated financial statements, the Company is required to estimate income taxes in each of the countries in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, the Company must establish a valuation allowance.
To the extent the Company establish a valuation allowance or increase this allowance in a period, the Company must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company provided full valuation allowances on deferred tax assets in 2000, 2001 and 2002 because of our uncertainty regarding their realizability based on our estimates.


Recently Issued Accounting Standards

	In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation ("FASB Statement No. 123"), to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to these consolidated financial statements.

	In January 2003, the FASB issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides guidance on how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. EITF 00-21 will be effective for arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the provisions of EITF 00-21 will have a material impact on the Company's results of operations or financial position.


<PAGE 18>


Item 7.		FINANCIAL STATEMENTS
-------------------------------------


			INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Merge Technologies Incorporated:

	We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Technologies Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

	As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


/s/  KPMG LLP
------------------------------
Chicago, Illinois
March 28, 2003


<PAGE 19>



                         MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                            ASSETS




							           Years Ended December 31,
							       ------------------------------
							            2002	     2001
							       -------------	-------------
Current assets:

 Cash......................................................... $   4,410,939	$   1,042,893
 Accounts receivable, net of allowance for doubtful accounts..
   of $292,645 and  $170,572 at December 31, 2002 and
   2001, respectively.........................................     7,069,163	    2,669,408
 Unbilled accounts receivable.................................	      79,109	      472,912
 Inventory....................................................	     452,978	      542,136
 Prepaid expenses.............................................	     175,673	       93,831
 Other current assets.........................................	      25,526	       30,906
								------------	-------------
Total current assets..........................................	  12,213,388        4,852,086
								------------	-------------
 Computer equipment...........................................	   3,725,264	    3,410,170
 Office equipment.............................................	     500,609	      416,216
 Leasehold improvements.......................................	     146,855	         ----
								------------	-------------
								   4,372,728	    3,826,386
 Less accumulated depreciation................................	   3,530,715	    3,101,960
								------------	-------------
Net property and equipment....................................	     842,013	      724,426
Long-term receivable..........................................	     143,654	      193,475

Purchased and developed software, net of accumulated
  amortization of $5,522,307 and $4,342,779 at December 31,
  2002 and 2001 respectively..................................	   5,703,247	    3,824,483
Intangibles - customer contract, net of accumulated
  amortization of $96,613 at December 31, 2002................	     869,519	         ----
Goodwill......................................................	   7,405,650	      354,999
Other assets..................................................	      68,536	      106,127
								------------	-------------
Total assets..................................................  $ 27,246,007 	$  10,055,596
								============	=============


                               LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

 Current portion of obligations under capital leases..........	$      7,254	$      23,384
 Accounts payable.............................................	   1,492,736	      815,177
 Accrued wages................................................	     685,014	      645,588
 Other accrued liabilities....................................	     264,122	      258,989
 Deferred revenue.............................................	   1,892,001	      480,446
								------------	-------------
Total current liabilities.....................................	   4,341,127	    2,223,584
								------------	-------------
 Notes payable................................................	     166,911	      152,141
 Redemption value related to exchangeable common stock........	   1,038,282	    1,504,230
 Obligations under capital leases, excluding current portion..	        ----	        7,131
 Other liabilities............................................	      16,546             ----
								------------	-------------
Total liabilities.............................................	   5,562,866	    3,887,086
								------------	-------------

Shareholders' equity:

 Special Voting Preferred Stock, $0.01 par value:  4,000,000 shares authorized; one share issued and outstanding at
  December 31, 2002 and 2001..................................	        ---- 	         ----
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; zero and 637,236 shares issued and  outstanding
  at December 31, 2002 and 2001, respectively.................	        ----            6,372
 Series 2 Special Voting Preferred Stock, $0.01 par value:
  1,000,000 shares authorized; one share and zero shares issued
  and outstanding at December 31, 2002 and 2001, respectively.		----		 ----
 Common stock, $0.01 par value: 30,000,000 shares authorized;
  9,481,683 and 7,019,493 shares issued and outstanding at
  December 31, 2002 and 2001, respectively....................	      94,817	       70,195
 Common stock subscribed; 3,542 shares and 22,173 shares at
  December 31, 2002 and 2001, respectively.................... 	      15,656	       17,082
 Additional paid-in capital...................................	  28,035,152	   16,182,483
 Common stock subscription receivable, due from related party.       (25,000)	      (35,000)
 Accumulated deficit..........................................	  (6,295,160)	   (9,924,055)
 Accumulated other comprehensive income (loss) -
   cumulative translation adjustment..........................	    (142,324)	     (148,567)
								------------	-------------
Total shareholders' equity.................................... 	  21,683,141	    6,168,510
								------------	-------------
Total liabilities and shareholders' equity....................	$ 27,246,007  	$  10,055,596
								============	=============


                     See accompanying notes to consolidated financial statements.



<PAGE 20>



                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS


						           Years Ended December 31,
						---------------------------------------------
						     2002	     2001	     2000
						---------------------------------------------
Net sales......................................	$  20,786,369	$  15,741,059	$  12,612,575
Cost of sales..................................	    7,998,190       6,261,109       6,472,460
						-------------	-------------	-------------
Gross profit...................................	   12,788,179	    9,479,950	    6,140,115
						-------------	-------------	-------------
Operating costs and expenses:
 Sales and marketing...........................	    4,305,427	    3,226,719	    4,326,178
 Product research and development..............	    1,619,778	    1,869,809	    2,411,386
 General and administrative....................	    2,553,016	    2,286,217	    2,662,906
 Depreciation and amortization.................	      517,618	      765,494	      859,805
 Restructuring and related items...............	         ----	       35,825	      254,970
 Software write-off............................	         ----	         ----	    1,129,871
 Acquired in-process research and development..	      148,050	         ----	         ----
						-------------	-------------	-------------
Total operating costs and expenses.............	    9,143,889	    8,184,064	   11,645,116
						-------------	-------------	-------------
Operating income (loss)........................	    3,644,290	    1,295,886	   (5,505,001)

Other income (expense):
 Interest expense..............................	      (21,979)	     (118,929)	      (73,670)
 Interest income...............................	       49,662	       44,567	       23,617
 Other, net....................................	       35,851	      136,520	      (89,061)
						-------------	-------------	-------------
Total other income (expense)...................	       63,534	       62,158	     (139,114)
						-------------	-------------	-------------
Income (loss) before income taxes..............	    3,707,824	    1,358,044	   (5,644,115)
Income tax expense.............................	       78,929	       87,286	       63,279
						-------------	-------------	-------------
Net income (loss)..............................	    3,628,895	    1,270,758	   (5,707,394)


Net income (loss) per share - basic............	$        0.38	$        0.17	$       (1.01)
						=============	=============	=============
Weighted average number of common shares
  outstanding - basic..........................	    8,840,059       6,178,821	    5,792,945
						=============	=============	=============

Net income (loss) per share - diluted..........	$        0.33	$        0.15	$       (1.01)
						=============	=============	=============
Weighted average number of common shares
  outstanding - diluted........................	   10,383,651       7,310,731	    5,792,945
						=============	=============	=============


                            See accompanying notes to consolidated financial statements.



<PAGE 21>

                                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               For Years Ended December 31, 2000, 2001 and 2002

                                    Special Voting                         Series A
			      	    Preferred Stock                     Preferred Stock
			  	----------------------  ----------------------------------------------

             			  Shares      Issued	  Shares    Subscribed    Shares      Issued
				  issued      amount	subscribed    amount	  issued      Amount
				----------  ----------	----------  ----------	----------  ----------
Balance at December 31, 1999	         1  $   ------	     -----  $    -----       -----   $   -----
				----------  ----------  ----------  ----------  ----------  ----------

Accretion of put value.........     ------      ------       -----       -----       -----       -----
Issuance of options for service	    ------      ------	     -----	 -----	     -----	 -----
Issuance of common stock.......	    ------	------	     -----	 -----	     -----	 -----
Exchange of share rights into
  common stock.................     ------	------	     -----	 -----	     -----	 -----
Shares to be issued for
  services rendered............	    ------	------	     -----	 -----	     -----  	 -----
Stock purchased under ESPP.....
Common stock subscriptions.....	    ------	------	     -----	 -----	     -----	 -----
Series A Preferred Stock
  subscriptions................	    ------	------     613,236     467,316	     -----	 -----
Issuance of common stock
  warrants.....................	    ------	------	     -----	 -----	     -----	 -----
Net income.....................	    ------	------	     -----	 -----	     -----	 -----
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	     -----	 -----
				----------  ----------  ----------   ---------	----------  ----------
Balance at December 31, 2000...	         1  $   ------     613,236   $ 467,316       -----	 -----
				==========  ==========  ==========   =========  ==========  ==========

Accretion of put value.........	    ------	------	     -----	 -----	     -----	 -----
Issuance of common stock.......	    ------      ------	     -----       -----	     -----	 -----
Issuance of preferred stock....	    ------	------	  (613,236)   (467,316)	   622,236	 6,222
Issuance of common stock
  warrants.....................	    ------	------	     -----	 -----	     -----	 -----
Stock purchased under ESPP	    ------ 	------	     -----	 -----	     -----	 -----
Exchange of share rights into
  common stock.................	    ------	------	     -----	 -----	     -----	 -----
Shares issued for services
  rendered.....................     ------	------	     -----	 -----	    15,000	   150
Exercise of stock options......	    ------	------	     -----	 -----	     -----	 -----
Exercise of stock warrants.....	    ------	------	     -----	 -----	     -----	 -----
Preferred stock dividends
  declared.....................	    ------	------	     -----	 -----	     -----	 -----
Issuance of preferred stock
  dividend.....................	    ------	------	     -----	 -----	     -----	 -----
Reduction of stock subscription
  receivable from related party	    ------	------	     -----	 -----	     -----	 -----
Net income.....................	    ------	------	     -----	 -----	     -----	 -----
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	     -----	 -----
				----------  ----------  -----------  ---------	----------  ----------
Balance at December 31, 2001...	         1  $   ------       -----   $   -----     637,236  $    6,372
				==========  ==========  ===========  =========  ==========  ==========
Accretion of put value.........	    ------	------	     -----	 -----	     -----	 -----
Issuance of common stock.......	    ------	------	     -----       -----	  (637,236)	(6,372)
Shares issued for acquisitions.	    ------	------	     -----	 -----	     -----	 -----
Exchange of share rights into
  common stock.................	    ------	------	     -----	 -----	     -----	 -----
Stock purchased under ESPP.....	    ------	------	     -----	 -----	     -----	 -----
Exercise of stock options......	    ------	------	     -----	 -----	     -----	 -----
Exercise of stock warrants.....	    ------	------	     -----	 -----	     -----	 -----
Preferred stock dividends
  declared.....................	    ------	------	     -----	 -----	     -----	 -----
Issuance of preferred stock
  dividend.....................	    ------	------	     -----	 -----	     -----	 -----
Reduction of stock subscription
  receivable from related party	    ------	------	     -----	 -----	     -----	 -----
Net income.....................	    ------	------	     -----	 -----	     -----	 -----
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	     -----	 -----
				----------  ----------  -----------  ---------	----------  ----------
Balance at December 31, 2002...	         1  $   ------       -----   $   -----       -----  $    -----
				==========  ==========  ===========  =========  ==========  ==========



     MERGE TECHNOLOGIES INCORPORATED AND SUBSIDARIES
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
     For Years Ended December 31, 2000, 2001 and 2002

		     	                Series 2
       				     Special Voting
				    Preferred stock
				----------------------
				  shares      issued
				  issued      amount
				----------  ----------
Balance at December 31, 1999	    -----   $   ------
				----------  ----------

Accretion of put value.........     ------      ------
Issuance of options for service	    ------      ------
Issuance of common stock.......	    ------	------
Exchange of share rights into
  common stock.................     ------	------
Shares to be issued for
  services rendered............	    ------	------
Stock purchased under ESPP.....     ------	------
Common stock subscriptions.....	    ------      ------
Series A Preferred Stock
  subscriptions................	    ------	------
Issuance of common stock
  warrants.....................	    ------	------
Net income.....................	    ------	------
Foreign currency cumulative
  translation adjustment.......	    ------	------
				----------  ----------
Balance at December 31, 2000...	    ------  $   ------
				==========  ==========

Accretion of put value.........	    ------	------
Issuance of common stock.......	    ------      ------
Issuance of preferred stock....	    ------	------
Issuance of common stock
  warrants.....................	    ------	------
Stock purchased under ESPP.....     ------      ------
Exchange of share rights into
  common stock.................	    ------	------
Shares issued for services
  rendered.....................	    ------	------
Exercise of stock options......	    ------	------
Exercise of stock warrants.....	    ------	------
Preferred stock dividends
  declared.....................	    ------	------
Issuance of preferred stock
  dividend.....................	    ------	------
Reduction of stock subscription
  receivable from related party	    ------	------
Net income.....................	    ------	------
Foreign currency cumulative
  translation adjustment.......	    ------	------
				----------  ----------
Balance at December 31, 2001...	    ------  $   ------
				==========  ==========
Accretion of put value.........	    ------	------
Issuance of common stock.......	    ------	------
Shares issued for acquisitions.	         1	------
Exchange of share rights into
  common stock.................	    ------	------
Stock purchased under ESPP.....	    ------	------
Exercise of stock options......	    ------	------
Exercise of stock warrants.....	    ------	------
Preferred stock dividends
  declared.....................	    ------	------
Issuance of preferred stock
  dividend.....................	    ------	------
Reduction of stock subscription
  receivable from related party	    ------	------
Net income (loss)..............	    ------	------
Foreign currency cumulative
  translation adjustment.......	    ------	------
				----------  ----------
Balance at December 31, 2002...	         1  $   ------
				==========  ==========


                                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               For Years Ended December 31, 2000, 2001 and 2002

			      	                Common Stock
			  	----------------------------------------------  -------------------------
										 Additional
             			  Shares    Subscribed	  Shares       Issued     paid-in     Accumulated
				subscribed    amount	  issued       amount	  capital       deficit
				----------  ----------	----------  ----------	-----------  ------------
Balance at December 31, 1999	    -----   $   ------	 5,781,389  $   57,814  $14,333,392  $ (5,487,419)
				----------  ----------  ----------  ----------  -----------  ------------

Accretion of put value.........     ------      ------       -----       -----     (140,280)        -----
Issuance of options for service	    ------      ------	     -----	 -----	     49,875	    -----
Issuance of common stock.......	    ------	------	    12,011	   120	        706	    -----
Exchange of share rights into
  common stock.................     ------	------	       952	    10	        (10)	    -----
Shares to be issued for
  services rendered............	    23,459	36,667	     -----	 -----	      -----  	    -----
Stock purchased under ESPP.....     20,861	16,082	    10,818	   108	     15,121	    -----
Common stock subscriptions.....	   145,350     100,001      ------       -----	      -----	    -----
Series A Preferred Stock
  subscriptions................	    ------	------	     -----	 -----	      -----	    -----
Issuance of common stock
  warrants.....................	    ------	------	     -----	 -----	    114,994	    -----
Net income.....................	    ------	------	     -----	 -----	      -----    (5,707,394)
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	      -----	    -----
				----------  ----------  -----------  ---------	-----------  ------------
Balance at December 31, 2000...	   189,670  $  152,750    5,805,170  $  58,052  $14,373,798  $(11,194,813)
				==========  ==========  ===========  =========  ===========  ============

Accretion of put value.........	    ------	------	     -----	 -----	   (140,280)	    -----
Issuance of common stock.......	  (168,809)   (136,668)  1,005,734	10,057    1,330,262         -----
Issuance of preferred stock....	    ------	------	     -----       -----	    470,094	    -----
Issuance of common stock
  warrants.....................	    ------	------	     -----	 -----	      9,879	    -----
Stock purchased under ESPP	     1,312       1,000      94,037         940       68,425         -----
Exchange of share rights into
  common stock.................	    ------	------	    31,096         311         (311)        -----
Shares issued for services
  rendered.....................	    ------	------	    20,163         202       43,138         -----
Exercise of stock options......	    ------	------	    20,622         206       26,477         -----
Exercise of stock warrants.....	    ------	------	    12,500         125	     12,375	    -----
Preferred stock dividends
  declared.....................	    ------	------	     -----	 -----	    (44,236)        -----
Issuance of preferred stock
  dividend.....................	    ------	------	    30,171         302       32,862   	    -----
Reduction of stock subscription
  receivable from related party	    ------	------	     -----	 -----	      -----	    -----
Net income.....................	    ------	------	     -----	 -----	      -----	1,270,758
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	      -----	    -----
				----------  ----------  -----------  ---------	-----------  ------------
Balance at December 31, 2001...	    22,173  $   17,082    7,019,493  $  70,195  $16,182,483  $ (9,924,055)
				==========  ==========  ===========  =========  ===========  ============
Accretion of put value.........	    ------	------	      -----	 -----	    465,948 	    -----
Issuance of common stock.......	    ------	------	    645,222      6,452       44,224         -----
Shares issued for acquisitions.	    ------	------	     93,901        939    9,117,873         -----
Exchange of share rights into
  common stock.................	    ------	------	    179,603      1,796 	     (1,805)        -----
Stock purchased under ESPP.....	   (18,631)     (1,426)      36,976        371 	     76,713 	    -----
Exercise of stock options......	    ------	------	    778,571      7,786    1,028,276         -----
Exercise of stock warrants.....	    ------	------	    722,943      7,229    1,110,433         -----
Preferred stock dividends
  declared.....................	    ------	------	      -----	 -----	    (20,471)        -----
Issuance of preferred stock
  dividend.....................	    ------	------	      4,974         49       31,478   	    -----
Reduction of stock subscription
  receivable from related party	    ------	------	     -----	 -----	      -----	    -----
Net income.....................	    ------	------	     -----	 -----	      -----	3,628,895
Foreign currency cumulative
  translation adjustment.......	    ------	------	     -----	 -----	      -----	    -----
				----------  ----------  -----------  ---------	-----------  ------------
Balance at December 31, 2002...	     3,542  $   15,656    9,481,683  $  94,817  $28,035,152  $ (6,295,160)
				==========  ==========	===========  =========	===========  ============




             MERGE TECHNOLOGIES INCORPORATED AND SUBSIDARIES
             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
            For Years Ended December 31, 2000, 2001 and 2002

			      	              Common stock
			 	----------------------------------------
				   Stock       Cummulative     Total
             			subscription   translation  shareholders'
				receivable     adjustment      equity
				------------  ------------  ------------

Balance at December 31, 1999	       -----   $    60,452  $ 8,964,239
				  ----------  ------------  ------------

Accretion of put value.........       ------        ------     (140,280)
Issuance of options for service	      ------        ------       49,875
Issuance of common stock.......	      ------	    ------	    826
Exchange of share rights into
  common stock.................       ------	    ------       ------
Shares to be issued for
  services rendered............	      ------	    ------	 36,667
Stock purchased under ESPP.....       ------	    ------	 31,311
Common stock subscriptions.....	     (50,000)       ------       50,001
Series A Preferred Stock
  subscriptions................	      ------	    ------	467,316
Issuance of common stock
  warrants.....................	      ------	    ------	114,994
Net income (loss)..............	      ------	    ------   (5,707,394)
Foreign currency cumulative
  translation adjustment.......	      ------	    ------     (114,675)
				  ----------   -----------  -----------
Balance at December 31, 2000...	     (50,000)   $  (54,223)  $3,752,880
				  ==========   ===========  ===========

Accretion of put value.........	      ------	    ------     (140,280)
Issuance of common stock.......	     (10,000)       ------    1,193,651
Issuance of preferred stock....	      ------	    ------	  9,000
Issuance of common stock
  warrants.....................	      ------	    ------        9,879
Stock purchased under ESPP.....       ------        ------	 70,365
Exchange of share rights into
  common stock.................	      ------	    ------	 ------
Shares issued for services
  rendered.....................	      ------	    ------	 43,490
Exercise of stock options......	      ------	    ------	 26,683
Exercise of stock warrants.....	      ------	    ------	 12,500
Preferred stock dividends
  declared.....................	      ------	    ------	(44,236)
Issuance of preferred stock
  dividend.....................	      ------	    ------	 33,164
Reduction of stock subscription
  receivable from related party	      25,000        ------	 25,000
Net income (loss)..............	      ------	    ------    1,270,758
Foreign currency cumulative
  translation adjustment.......	      ------	   (94,344)     (94,344)
				  ----------    ----------   ----------
Balance at December 31, 2001...	     (35,000)   $ (148,567)  $6,168,510
				  ==========    ==========   ==========
Accretion of put value.........	      ------	    ------	465,948
Issuance of common stock.......	      ------	    ------	 44,304
Shares issued for acquisitions.	      ------	    ------    9,118,812
Exchange of share rights into
  common stock.................	      ------	    ------	     (9)
Stock purchased under ESPP.....	      ------	    ------       75,658
Exercise of stock options......	      ------	    ------    1,036,062
Exercise of stock warrants.....	      ------	    ------    1,117,662
Preferred stock dividends
  declared.....................	      ------	    ------	(20,471)
Issuance of preferred stock
  dividend.....................	      ------	    ------       31,527
Reduction of stock subscription
  receivable from related party	      10,000	    ------	 10,000
Net income (loss)..............	      ------	    ------    3,628,895
Foreign currency cumulative
  translation adjustment.......	      ------	     6,243        6,243
				  ----------    ----------  -----------
Balance at December 31, 2002...	     (25,000)   $ (142,324) $21,683,141
				  ==========    ==========  ===========


     See accompanying notes to consolidated financial statements.


<PAGE 22>






                    		   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
				        CONSOLIDATED STATEMENTS OF CASH FLOWS


							                    Years Ended December 31,
								   ----------------------------------------
							               2002	    2001	   2000
								   ------------	------------  -------------
Cash flows from operating activities:
Net income (loss)................................................  $  3,628,895	$  1,270,758  $  (5,707,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization...................................     1,862,275    1,697,955      2,086,423
 Amortization of discount on note assumed in merger..............	 12,891       18,681	     12,400
 Provision for doubtful accounts receivable......................	264,319	     132,986	    (13,055)
 Impairment of other intangibles.................................	   ----	        ----	    142,399
 Acquired in-process technology and software write-off...........	148,050 	----	  1,129,871
 Issuance of options and stock for services rendered.............	 44,304	      68,490	    143,852
 Issuance of warrants for financing transactions.................	   ----	       9,879	       ----
 Change in assets and liabilities, net of acquisition:
  Accounts receivable............................................    (3,987,522)  (1,272,761)	  1,049,947
  Inventory......................................................	 89,158	     613,783	    349,945
  Prepaid and other expenses.....................................	(80,389)     (35,913)	   (336,018)
  Accounts payable...............................................	758,821	  (1,158,717)	   (142,685)
  Accrued wages..................................................	(38,071)     193,600	     51,109
  Other accrued expenses.........................................	(34,719)      45,840	    (14,241)
  Deferred revenue...............................................     1,015,479	     269,539	      9,167
  Other..........................................................	121,257	      45,045	    (25,770)
								   ------------  -----------   ------------
Net cash provided by (used in) operating activities..............     3,804,748	   1,899,165	 (1,264,050)
								   ------------	 -----------   ------------
Cash flows from investing activities:
 Acquisitions of businesses, net of cash acquired................      (242,927)	----	       ----
 Leasehold improvements..........................................      (146,855)	----	       ----
 Purchases of property and equipment.............................      (410,515)    (148,318)	   (383,092)
 Development of software.........................................    (1,850,222)  (1,436,345)	 (1,584,607)
								   ------------	 -----------   ------------
Net cash used in investing activities............................    (2,650,519)  (1,584,663)	 (1,967,699)
								   ------------	 -----------   ------------

Cash flows from financing activities:
 Proceeds from revolving credit agreement........................	   ----	        ----      1,350,000
 Repayment of revolving credit agreement.........................	   ----	  (1,350,000)	       ----
 Proceeds from note receivable...................................	 10,000	        ----	       ----
 Proceeds from sale of Series A Preferred Stock..................	   ----        9,000 	    525,000
 Proceeds from exercise of stock options.........................     1,036,053	      26,683	        826
 Proceeds from exercise of warrants..............................     1,117,662	      12,500	       ----
 Proceeds from sale of common stock..............................	 75,658	   1,264,017	     81,312
 Principal payments under capital leases.........................	(23,296)     (30,768)	    (20,779)
								   ------------  -----------    -----------
Net cash provided by (used in) financing activities..............     2,216,077	     (68,568)	  1,936,359
								   ------------	 -----------	-----------
Effect of exchange rate changes on cash.......................... 	 (2,260)     (14,951)	     63,265
Net increase (decrease) in cash..................................     3,368,046	     230,983	 (1,232,125)
Cash, beginning of period........................................     1,042,893	     811,910	  2,044,035
								   ------------	 -----------	-----------
Cash, end of period..............................................  $  4,410,939	 $ 1,042,893	$   811,910
								   ============	 ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for income taxes.......................................  $     90,752	 $    69,286	$    63,279
Cash paid for interest...........................................	 10,054	     116,129	     52,269


NON CASH INVESTING AND FINANCING ACTIVITIES:

Property and equipment acquired through capital leases...........	   ----	       3,343	     39,396
Payment of preferred stock dividends through issuance of common
 stock...........................................................	 31,527	      33,164	       ----
Redemption value related to exchangeable common stock............	 98,953	     140,280	    140,280
Exchangeable shares issued for acquisition of 1,000,000 shares...     7,736,667	        ----	       ----
Common stock issued for acquisition of 93,301 shares.............	791,585	        ----	       ----


                               See accompanying notes to consolidated financial statements.



<PAGE 23>




                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)


		  						    Years ended December 31,
							---------------------------------------------
							     2002	     2001	     2000
							------------	------------	-------------

Net income (loss)..................................	$  3,628,895	$  1,270,758	$  (5,707,394)

Accumulated other comprehensive income (loss) -
 Cumulative translation adjustment.................	       6,243	     (94,344) 	     (114,675)
							------------	------------	-------------
Comprehensive net income (loss)....................	$  3,635,138	$  1,176,414	$  (5,822,069)
							============	============	=============


                           See accompanying notes to consolidated financial statements.



<PAGE 24>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations.

	Merge eFilm is in the business of integrating radiology images and information into healthcare enterprise networks. Merge eFilm products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. The Company delivers this tangible value both to OEM/VARs and directly to healthcare facilities of all sizes, but it specifically targets small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers by working with its customers to offer modular, cost effective solutions to solve their image and information management and radiology workflow needs.

(b)  Principles of Consolidation.

	The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Aurora and eFilm. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Inventory.

	Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(d)  Property and Equipment.

	Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

	Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of the Company's major classes of property and equipment are: five years for computer equipment placed in service prior to December 31, 1997, and three years for computer equipment acquired after December 31, 1997; and seven years for office equipment. Equipment held under capital leases is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease, depending on the lease terms. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated vested life of the asset or the term of the lease.

(e)  Purchased and Developed Software.

	All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Engineering costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. During 2002, 2001 and 2000, the Company capitalized $1,850,000, $1,436,000 and $1,584,000, respectively. Amortization expense of purchased and developed software for 2002, 2001 and 2000, was $1,344,000, $773,000 and $992,000, respectively.

	The Company assesses the recoverability of these costs each period by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows through the sale of that product.


<PAGE 25>

                       MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(f)  Fair Value of Financial Instruments.

	The Company's financial instruments include cash, accounts receivable, line of credit, accounts payable and certain accrued expenses. The carrying amounts approximate fair value because of the short maturity of these instruments or the rate is variable. The carrying value of notes payable is not materially different from its fair value.

(g)  Long-Lived Assets.

	The Company accounts for long lived assets in accordance with SFAS
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, under which the Company has reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that their carrying values as of December 31, 2002, are recoverable in future periods.

(h)  Goodwill and Other Intangibles.

	Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). The standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill.

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

	The Company's intangible assets, other than developed software, subject to amortization are summarized as follows:



 					    December 31, 2002	    December 31, 2001
			-------------	-----------------------	-------------------------
			   Weighted
			    Average
			   Remaining	 Gross			   Gross
			 Amortization	Carrying   Accumulated	  Carrying    Accumulated
			Period (Years)	 Amount	   Amortization    Amount     Amortization
			-------------	---------  ------------	 ---------   -------------

Purchased software	     2.9	1,418,000    (227,000)	   140,000	  (63,000)
Customer contracts	     4.5	  966,000     (97,000)	      ----    	     ----
			-------------	---------   ---------	  --------        --------
Total			     3.3	2,384,000    (324,000)	   140,000	  (63,000)
					=========   =========	 =========      ==========



	Amortization expense was $261,000, $28,000 and $75,000 for the years ended 2002, 2001 and 2000, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

	For the year ended:	2003	$  488,000
				2004	$  481,000
				2005	$  444,000
				2006	$  432,000
				2007	$  216,000

<PAGE 26>


                      MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	The provisions of SFAS 142 require that goodwill and other intangible assets with indefinite useful lives be tested at least annually for impairment or when indicators of potential impairment exist, using a fair-value-based approach. Additionally, a transitional impairment evaluation must be completed within the first six months of adoption. During the second quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. The Company will continue to monitor the carrying value of goodwill through annual impairment tests. At December 31, 2002, the Company performed its annual impairment tests and found none of its goodwill to be impaired.

	The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

	Balance as of January 1, 2002............ $    355,000
	Goodwill acquired in Aurora acquisition..      744,000
	Goodwill acquired in eFilm acquisition...    6,306,000
						  ------------
	Balance as of December 31, 2002.......... $  7,405,000
						  ============

	The following table shows the impact on the Company's financial statements as if SFAS 142 were adopted on January 1, 2000:


						            Years Ended December 31,
						---------------------------------------------
						    2002   	    2001	     2000
						------------	------------	-------------

Reported net income..........................	$  3,628,895	$  1,270,758	$  (5,707,394)
Goodwill amortization........................	        ----	      73,924	       57,375
						------------	------------	-------------
Adjusted net income..........................	$  3,628,895	$  1,344,682	$  (5,650,019)


Reported net income (loss) per share - basic.	$       0.38	$       0.17	$       (1.01)
Goodwill amortization........................	        ----	        0.01	         0.01
						------------	------------	-------------
Adjusted net income per share - basic........	$       0.38	$       0.18	$       (1.00)


Reported net income (loss) per share -
  diluted....................................	$       0.33	$       0.15    $       (1.01)
Goodwill amortization........................	        ----	        0.01	         0.01
						------------	------------	-------------
Adjusted net income per share - diluted......	$       0.33	$       0.16	$       (1.00)




(i)  Income Taxes.

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

(j)  Stock Option Plan.

	As of December 31, 2002, the Company maintains two stock-based employee compensation plans and one director option plan, which are described more fully in Note 7. The Company applies the provisions of the SFAS 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended ("SFAS No. 148"), which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

	The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the


<PAGE 27>

                      MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been decreased in 2002 and 2001 and its net loss increased in 2000 to the pro forma amounts indicated below:



						     2002	     2001	     2000
						-------------	-------------	-------------

Net income (loss), as reported..............	$   3,628,895	$   1,270,758	$  (5,707,394)
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax benefits...............	     (456,311)	     (299,719)	     (376,947)
						-------------	-------------	-------------
Pro forma net income (loss).................	$   3,172,584	$     971,039	$  (6,084,341)
						=============	=============	=============

Earnings per share:
 Basic - as reported........................	$        0.38	$        0.17	$       (1.01)
						=============	=============	=============
 Basic - pro forma..........................	$        0.33	$        0.12	$       (1.07)
						=============	=============	=============

 Diluted - as reported......................	$        0.33	$        0.15	$       (1.01)
						=============	=============	=============
 Diluted - pro forma........................	$        0.29	$        0.11	$       (1.07)
						=============	=============	=============



(k)  Revenue Recognition.

	Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance, and sales of PACS solutions. Inherent in the revenue recognition process, are significant management estimates and judgements, which influence the timing and amount of revenue recognition.

	For sales of software arrangements, the Company recognizes revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, and related amendments. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. The Company allocates revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, the Company determines the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to clients, which is stated in the contract and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for an undelivered element of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

	Revenue from the sale of sublicenses sold on an individual basis and computer software licenses is recognized upon shipment provided that evidence of an arrangement exists, title and risk of loss have passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.

	Revenue from software usage sublicenses sold through annual contracts and software maintenance is deferred and recognized ratably over the contract period. Revenue from installation, training, and consulting services is recognized as services are performed.

	Revenue from sales of PACS solutions sold directly to healthcare institutions where installation services are considered essential to the functionality of the solution sold is recognized on a percentage-of-completion method, as prescribed by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance on Construction-Type and


<PAGE 28>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain Production-Type Contracts. Percentage-of-completion is determined by the output method based upon the achievement of delivery milestones.

	The Company's policy is to allow returns when the Company has preauthorized the return. Based on the Company's historical experience of very limited returns and the Company's expectation that returns, if any, will be insignificant, the Company has not provided for an allowance for potential items to be returned.

(l)  Warranties.

	The Company provides twelve months of hardware warranty on its connectivity sales. The Company has provided for expected warranty costs based on its historical experience. Accrued warranty was $67,000 at December 31, 2002 and 2001.

(m)  Use of Estimates.

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

(n)  Income (Loss) Per Share.

	Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. The Company has made an accounting policy election to use the if-converted method for convertible securities that participate in common stock dividends; however, the two-class method must be used if the effect is more dilutive. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000.



							         December 31,
					       ---------------------------------------------
						    2002	     2001	    2000
					       ------------	-------------	------------
Numerator:

Net income (loss)............................. $  3,628,895	$   1,270,758	$ (5,707,394)
Preferred stock dividends.....................	    (20,471)	      (44,236)	        ----
Accretion of redemption value related to
  Interpra exchangeable common stock..........      (98,952)	     (140,280) 	    (140,280)
Allocation of income to Interpra exchangeable
  shares......................................	   (117,498)	      (66,920)	        ----
					       ------------	-------------	------------

Numerator for net income (loss) per share
  - basic..................................... $  3,391,974 	$   1,019,322 	$ (5,847,674)
					       ------------	-------------	------------
Adjustment for effect of assumed conversion
  of preferred stock..........................	     20,471	       44,236	        ----
					       ------------	-------------	------------
Numerator for net income (loss) per share -
  diluted..................................... $  3,412,445	$   1,063,558	$ (5,847,674)
					       ------------	-------------	------------

Denominator:

Weighted average number shares of common
  stock outstanding...........................	  8,840,059	    6,178,821	   5,792,945
					       ------------	-------------	------------

Effect of convertible preferred stock.........	    295,714	      634,203	        ----
Effect of stock options.......................	    925,277	      312,373	        ----
Effect of warrants............................	    322,601	      185,334	        ----
					       ------------	-------------	------------
Denominator for net income (loss) per share
  - diluted...................................	 10,383,651	    7,310,731	   5,792,945
					       ------------	-------------	------------

Net income (loss) per share - basic........... $       0.38 	$        0.17 	$     ( 1.01)
Net income (loss) per share - diluted......... $       0.33 	$        0.15 	$     ( 1.01)



<PAGE 29>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the years ended December 31, 2002 and 2001, 544,341 and 648,594, respectfully, weighted average options and warrants to purchase shares of the Company's common stock had exercise prices greater than the average market price of the shares of common stock.

	The following potentially dilutive common stock equivalent securities, including securities considered in the calculation of diluted earnings per share, were outstanding at December 31, 2002, 2001 and 2000.


				   2002		   2001		   2000
				---------	---------	---------
	Stock options..........	1,435,298	1,844,274	1,806,663
	Exchangeable shares.... 1,205,172	  384,779	  415,875
	Warrants...............	  301,667	1,024,610	  596,618
	Preferred stock........	     ----	  634,203	     ----
				---------	---------	---------
				2,942,137	3,887,866	2,819,156
				=========	=========	=========

(o)  Reclassifications.

	Where appropriate, certain items relating to the prior years have been reclassified to conform to the current year presentation.

	As a result of the eFilm acquisition on June 28, 2002, the Company has presented costs associated with service revenues as a component of cost of sales.

(p)  Segment Reporting.

	In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one operating segment and reports only certain enterprise-wide disclosures.

(q)  Foreign Currency Translation.

	The Company uses the United States of America Dollar ("U. S. Dollar") for financial reporting purposes as substantially all of the Company's billings are in U. S. Dollars. The balance sheets of the Company's foreign subsidiaries are translated into U. S. Dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate for the period. The resulting translation gains and losses are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of income, as a component of other income (expense) net.

	On January 1, 2002, the Company changed the functional currency for the sales office in Nuenen, The Netherlands to the U. S. Dollar from the Dutch Guilder, as the majority of sales to customers transacted in U. S. Dollars continues to increase. The functional currency for the Company's operations in Japan and Canada remain the Yen and Canadian Dollar, respectively.


<PAGE 30>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2)	ACQUISITIONS

	During May 2002, the Company acquired certain assets of Aurora, pursuant to an Asset Acquisition Agreement dated April 18, 2002. On June 28, 2002, the Company acquired all the outstanding capital stock of eFilm pursuant to a Stock Acquisition Agreement dated April 15, 2002.

	The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet as of December 31, 2002. The accompanying consolidated statement of operations for the year ended December 31, 2002, include the results of operations from the May 22, 2002, through December 31, 2002, for Aurora operations and the results of operations from the June 28, 2002, through December 31, 2002, for eFilm operations. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to goodwill are not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment, and written-off when impaired. The following is a summary of purchase consideration for the acquisition:


						  Aurora	  eFilm
	Form of  Consideration			Fair Value	Fair Value
	--------------------------------------  -----------	----------

	Cash...................................	$   100,000	      ----
	93,901 shares of Company common stock..	    792,000	      ----
	1,000,000 eFilm exchangeable shares....	       ----	 7,737,000
	Vested stock options...................	       ----	   437,000
	Transaction costs......................	     25,000	   223,000
						-----------	----------
	TOTAL:					$   917,000	$8,397,000
						===========	==========


	The fair value of shares issued to Aurora was determined to be $8.43 per share or equal to the closing price of the Company's common shares as of May 17, 2002. The fair values of exchangeable shares issued in the eFilm acquisition was determined using a three-day average $7.736 closing price of the Company's common stock after signing the definitive agreement.

	The Company paid a significant premium above eFilm's tangible and intangible assets principally for two reasons: eFilm's knowledge of the Company's software products through the joint development projects that were undertaken prior to the acquisition and the ability to sell the Company's products into existing eFilm customers. Also, eFilm's software development ability is particularly important because as the Company looked to the future, it foresaw the need to expand the Company's software product offerings to its healthcare institutions as many of the Company's competitors are promising more integrated solutions. In addition, the Company expected to be able to sell its higher price and high margin software products to eFilm's customers and to use the eFilm Workstation as a way to have the healthcare institutions become aware of the Company.

	Each holder of eFilm exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for the Company's common shares on a one for one basis, subject to adjustment provisions. At June 28, 2007, any remaining shares will automatically be converted to common stock of the Company.

	Each eFilm exchangeable share is entitled to vote together with the Company's common shares on matters relating to the Company and include dividend rights equivalent to the Company's common shares. The Company established an escrow holdback of 116,590 exchangeable shares for 18 months, for indemnification with respect to certain potential claims.

	The Company established an escrow holdback of 18,780 shares related to the Aurora transaction for 12 months, for indemnification with respect to certain potential claims.


<PAGE 31>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	The total purchase considerations of approximately $917,000 and $8,397,000 was allocated to the fair value of the net assets acquired as follows (in thousands):

						  Aurora	  eFilm
					       -----------	----------
	Current assets........................ $    59,000	$  403,000
	Other assets..........................      29,000	    44,000
	Purchased and developed technologies..	    85,000	 1,193,000
	Purchased contracts...................	      ----	   966,000
	Goodwill..............................	   744,000	 6,306,000
	In-process research and development...	      ----	   148,000
	Liabilities assumed...................	      ----	  (663,000)
				       		----------	----------
	Total consideration: 	       	        $  917,000	$8,397,000
				       		==========	==========

	The value assigned to acquire in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. The Company estimated the fair value of the eFilm eRis ("eRIS") project to be $148,000. Accordingly, this amount was immediately expenses in the consolidated statement of income upon the acquisition date.

	The estimated fair value of these projects was determined by the utilization of the income or consumption approach. Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. The Company used a 25% discount rate, which was calculated using an industry beta and capital structure.

	Of the amounts allocated to goodwill in the acquisitions of eFilm and Aurora, $6,306,000 and $744,000, respectively, the $6,306,000 relating to the eFilm transaction will not be deductible for federal income tax purposes, and the $744,000 relating to the Aurora transaction will be deductible for federal income tax purposes.


	Additionally, in the Aurora acquisition, the Company assumed an operating lease obligation for office space located in the Chicago, Illinois metropolitan area. The aggregate minimum lease payment assumed amounted to $122,000. In October of 2002, the Company terminated the operating lease acquired in the Aurora acquisition. The total cost to terminate the lease was $13,905.

	The following unaudited pro forma information shows the results of operations of the Company for the years ended December 31, 2002 and 2001, as if the business combinations had occurred at the beginning of each period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.


				   Years Ended December 31,

				     2002	    2001
				------------	------------
 		  	  (in thousands, except per share amounts)

	Revenue			$     22,347	$     18,086
	Net income		       3,356	         402
	Earnings per share:
	  Basic	                        0.10	$       0.03
	  Diluted		$       0.09	$       0.03


(3)	INDEBTEDNESS

(a)  Line of Credit.

	In May 2000, the Company entered into a $3,000,000 revolving credit agreement with a bank. In November 2001, the Company re-negotiated the revolving credit agreement and obtained more favorable advance ratios increasing the borrowing base to 25% of inventory, 75% of qualified domestic accounts receivable and 65% of qualified foreign accounts receivable effective January 2, 2002. The revolving credit agreement matures in April 2003. The Company incurred interest expense under the agreements of $87,000 and $43,000 in 2001 and 2000, respectively.

	In December 2002, the Company negotiated a new revolving line of credit agreement with its bank, increasing its line to $5,000,000, effective December 30, 2002 and maturing December 30, 2005. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in the Wall Street Journal, less 0.75 percentage points and is collateralized by substantially all of the Company's assets. At December 31, 2002, the loan's interest rate was 3.50%. Availability under the new line of credit is subject to a borrowing base consisting of 50% of inventory balances under $2,000,000, 80% of qualified accounts receivable under 90 days and 100% of the Company's depository cash balances held at the bank if borrowings exceed the existing base of inventory and qualified accounts


<PAGE 32>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


receivable. Under the formula, $5,000,000 was calculated to be available at December 31, 2002. No amounts were outstanding on the line of credit as of December 31, 2002.

(b) Note Payable to Investor

	The Company has a $300,000 Canadian dollar five-year non-interest bearing note assumed in the 1999 acquisition of Interpra. At December 31, 2002, the U. S. Dollar equivalent of the note was approximately $191,000. The note was discounted to reflect the current interest rate of 8% at the time the note was assumed. The discount is being amortized over a five-year period. The Company recognized interest expense related to this note of approximately $13,000, $19,000 and $12,000 in 2002, 2001 and 2000,
respectively.  The note is due and payable in August 2004.


(4)	EMPLOYEE BENEFIT PLAN

	The Company maintains a defined contribution retirement plan (401(k)) covering employees who meet the minimum service requirements and have elected to participate. Company contributions, which are at the discretion of the Board of Directors, totaled $77,000, $70,000 and $78,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


(5)	INCOME TAXES

	The provision for income tax consists of the following for the years ended December 31, 2002, 2001 and 2000.


				   2002	 	   2001		    2000
				----------	----------	-----------
	Current:
 	 Federal		$  (18,000)	$   18,000	$      ----
	 State		             2,000	     2,000	      2,000
 	 Foreign	            95,000	    67,000	     61,000
				----------	----------	-----------
         Total Current		    79,000	    87,000	     63,000

	Deferred:
	 Federal		     -----	     -----	       ----
 	 State		             -----	     -----	       ----
           Total Deferred	     -----	     -----	       ----
				==========	==========	===========
        Total Provision		$   79,000	$   87,000	$    63,000
				==========	==========	===========

<PAGE 33>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 34% to income (loss) before income taxes) as a result of the following:

							        Years ended
								December 31,
						---------------------------------------------
						    2002	     2001	     2000
						------------	-----------	-------------
Expected tax expense (benefit)................	$  1,261,000	$   462,000	$  (1,919,000)
Total increase (decrease) in income taxes
  resulting from:
    Nondeductible amortization and acquired
      in-process technology...................	      50,000	     32,000	      109,000
    Change in the valuation allowance
      allocated to income tax expense.........	  (1,650,000)	   (630,000)	    2,304,000
    Research and experimentation credit.......	     (40,000)	     16,000	     (376,000)
    Nondeductible expenses....................	      85,000	     69,000	      362,000
    Foreign tax credits.......................	     (95,000)	    (67,000)	      (61,000)
    State and local income taxes, net of
      federal income tax benefits.............	     204,000	     66,000	     (145,000)
    Foreign withholding taxes.................	      95,000	     67,000	       61,000
    Foreign rate differential.................	      28,000	    (38,000)	     (120,000)
    Other.....................................	     141,000	    110,000	     (152,000)
						------------	-----------	-------------
Actual tax expense............................	$     79,000	$    87,000	$      63,000
						============	===========	=============




	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

								 December 31,
						       ------------------------------
							    2002	     2001
						       -------------	-------------

Deferred tax assets:
 Accounts receivable, principally due to allowance
   for doubtful accounts.............................  $     178,000	$      59,000
 Accrued wages.......................................	      86,000	      193,000
 Research and experimentation credit carryforwards...	   1,713,000	    1,674,000
 Other credit carryforwards..........................	     425,000	      367,000
 Net operating loss carryforwards....................	     980,000	    2,054,000
 Foreign net operating loss carryforwards............	   1,242,000	    1,158,000
 Other...............................................	     148,000	       39,000
							------------	-------------
Total gross deferred tax assets......................	   4,772,000	    5,544,000
 Less valuation allowance............................	  (2,660,000)	   (3,929,000)

 Net deferred tax asset..............................	   2,112,000	    1,615,000
							------------	-------------

Deferred tax liabilities:
 Software development costs and intangible assets....	  (2,070,000)	   (1,606,000)
 Other...............................................	     (42,000)	       (9,000)
							------------	-------------
Total gross deferred liabilities.....................	  (2,112,000)	   (1,615,000)
							------------	-------------
Net deferred taxes...................................	$       ----	$        ----
							============	=============


<PAGE 34>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	The net change in the valuation allowance for the years ended December 31, 2002, 2001 and 2000, was a decrease of $1,269,000 and $633,000 and an increase of $2,304,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, management believes it is more likely than not the Company will realize the benefits of these deductible differences net of the existing valuation allowances.

	At December 31, 2002, the Company had federal net operating loss carryforwards and research credit carryforwards approximating $2,467,000 and $1,373,000, respectively, state net operating loss carryforwards and research credit carryforwards of $2,679,000 and $341,000, respectively, and foreign federal and provincial net operating loss carryforwards of $3,124,000. These losses and credits are available to offset future taxable income and tax, if any. The federal net operating loss carryforwards and research credit carryforwards expire in varying amounts beginning in 2009 and 2006, respectively, and continuing through 2021 and 2022, respectively. The state net operating losses and research credits expire in varying amounts beginning in 2012 and continuing through 2016. The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2004 and continuing through 2009. A portion of the income tax loss carryforwards and credits are subject to certain limitations, which could impair the Company's ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in the Company's ownership should occur, tax loss and tax credit carryforwards may be further limited.

	Included in the Company's gross deferred tax asset is approximately $400,000 related to stock option deductions. A reduction in the valuation allowance with regard to this amount will be included directly in the Company's paid in capital and will not result in an income statement benefit.


(6)	LEASES

	The Company is obligated under various capital leases for computer equipment that expire in early 2003. The gross amount of computer equipment under capitalized leases and related depreciation at the following balance sheet dates was: at December 31, 2002, equipment of $43,000 and accumulated depreciation of $14,000; at December 31, 2001, equipment of $102,000 and accumulated depreciation of $29,000; and at December 31, 2000, equipment of $98,000 and accumulated depreciation of $22,000.

	The Company has a non-cancelable operating lease for its main office facility that expires in June 2005. Total rent expense associated with this lease for the years ended December 31, 2002, 2001 and 2000, was approximately $304,000, $334,000 and $247,000, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payment as of December 31, 2002, are:

 					  	  Operating	   Capital
						-------------	-------------
		2003..........................	$    402,558	$       7,717
		2004..........................	     383,662		 ----
		2005..........................	     228,652	         ----
		2006..........................	       6,637		 ----
						------------	-------------
		Total minimum lease payments..	$  1,021,509	$       7,717
						============	=============

		Less amount representing
 		  interest....................	        		  463
								-------------
		Present value of net minimum
		  capital lease payments......				7,254
  	 	Less current installments of
		  obligations under capital
		  leases......................				7,254
								-------------
		Obligations under capital
		  leases, excluding current
		  installments................			$        ----
								=============

<PAGE 35>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	In February 2002, the Company entered into a lease amendment for its main office facility in which it surrendered a portion of the premises. As a result, the aggregate minimum future lease payment commitment decreased $240,000.


(7)	SHAREHOLDER'S EQUITY

(a)  Common Stock.

	In August and September of 2002, the Company issued 1,910 shares of common stock to non-employee directors as consideration for meeting fees.

	In July 2002, the Company issued 2,846 shares of common stock to Series A Preferred Stock shareholders as payment for dividends.

	In July 2002, the Company issued 2,066 shares of common stock to non-employee directors as consideration for meeting fees.

	In May and June of 2002, warrants to purchase 709,343 shares of common stock were exercised.

	In May and June of 2002, the Company issued 637,236 shares of common stock for the conversion of Series A Preferred Stock.

	In May 2002, the Company issued 93,901 shares of common stock as part of the purchase price for the Asset Purchase Agreement between Signal Stream, Inc., a wholly owned subsidiary known know as Merge Aurora Solutions Inc., and Aurora.

	In April 2002, the Company issued 1,484 shares of common stock to non-employee directors as consideration for meeting fees.

	In January 2002, the Company issued 2,526 shares of common stock to non-employee directors as consideration for meeting fees.

	In January 2002, the Company issued 2,128 shares of common stock to Series A Preferred Stock shareholders as payment for dividends.

	In January 2002, warrants to purchase 13,600 shares of common stock were exercised.

	In October 2001, the Company received subscriptions for $1,183,651, net of selling expenses of $66,351 as consideration for 806,452 shares of common stock. In conjunction with the sale of common stock, the Company also issued warrants to purchase 403,224 shares of common stock. The warrants are exercisable six months from the date of issuance for shares of the Company's common stock at a price of $2.00 per share and have a term of four years. The Company may demand exercise of the warrants within 30 days after notice when the closing bid price of its common stock is at least $4.00 for 30 consecutive trading days and the underlying shares of common stock have been registered under federal securities law.

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


<PAGE 36>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	In February 2001, 30,473 shares of common stock were sold to William C. Mortimore, Chairman and Chief Strategist, in connection with his employment agreement.

(b)  Special Voting Preferred Stock.

	At the end of 2002 and 2001, the Company had one share of its Special Voting Preferred Stock issued and outstanding. The one share issued to its transfer agent, serves as a trustee in voting matters on behalf of the exchangeable shareholders of Interpra.

(c)  Series 2 Special Voting Preferred Stock.

	In June of 2002, the Company issued one share of Series 2 Special Voting Preferred Stock to its transfer agent, which serves as a trustee in voting matters on behalf of the eFilm exchangeable shareholders.

(d)  Series A Preferred Stock.

	In the second quarter of 2002, the Company exercised its right to convert all outstanding shares of Series A Preferred stock on a one-for-one basis into 637,236 common shares.

(e)  Stock Option Plan.

	The Company maintains a stock option plan for employees of Merge eFilm that provides for the grant of a maximum of 2,515,826 shares of common stock. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of the options vest over a four-year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant.

	The Company also maintains a stock option plan for non-employee directors of Merge, which provided for the granting of a maximum of 100,000 options to purchase common stock. In May 2000, shareholders of the Company voted to increase the number of shares of common stock subject to the director stock option plan to 300,000. Under this plan, options have an exercise price equal to the fair market value of the stock at the date of grant. The majority of options granted under this plan are vested at the date of grant. The options granted under this plan expire ten years and one day from the date of grant.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


		 Expected
		  Option
Year of		   Life		 Excepted	Dividend	Risk-free
 Grant		(in years)	Volatility	 Yield	      Interest Rate
--------	----------	----------      --------      -------------
 1999		  6 - 10	   50%		  0%	       5.83% - 6.49%
 2000		  6 - 10	 50% - 70%	  0%	       5.73% - 6.50%
 2001		  6 - 10	   50%		  0%	       3.90% - 5.41%
 2002		  6 - 10	   50%		  0%	       2.95% - 5.18%


<PAGE 37>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of stock options is as follows:


										    WEIGHTED
								    WEIGHTED	     AVERAGE
								     AVERAGE	   FAIR VALUE
								    EXERCISE	   OF OPTIONS
    						      NUMBER	     PRICE	     GRANTED
						    ----------	  -----------	   ----------

Options outstanding, December 31, 1999.........      1,409,326    $      2.21

Options granted................................	       589,028	         1.78	        1.02
Options exercised..............................	       (23,867)	         1.48
Options forfeited..............................	      (167,824)	         1.88
						    ----------	  -----------
Options outstanding, December 31, 2000.........	     1,806,663	  $      2.09

Options granted................................	       185,000	  $      1.60	        0.89
Options exercised..............................	       (23,422)	         1.29
Options forfeited..............................	      (123,967)	         2.63
						    ----------	  -----------
Options outstanding, December 31, 2001.........	     1,844,274	  $      2.01

Options granted................................	       532,281	  $      6.30		3.40
Options exercised..............................	      (851,812)	         1.81
Options forfeited and expired..................	       (89,445)	         3.21
						    ----------	  -----------
Options outstanding, December 31, 2002.........	     1,435,298	  $      3.62
						    ==========	  ===========

Options exercisable, December 31, 2002.........	       774,603	  $      3.27
						    ==========	  ===========



The following table summarizes information about stock options outstanding at December 31, 2002:


		        Options Outstanding					       Options Exercisable
------------------------------------------------------------------------	--------------------------------
				    WEIGHTED
				    AVERAGE
  RANGE OF			   REMAINING		     WEIGHTED				    WEIGHTED
  EXERCISE	NUMBER OF	CONTRACTUAL LIFE	AVERAGE EXERCISE	NUMBER OF	AVERAGE EXERCISE
   PRICES	 SHARES		    IN YEARS		     PRICE		 SHARES		      PRICE
-------------	---------	----------------	----------------	---------	----------------
$1.00 - $1.47	 409,250	      3.45		     $ 1.130		 247,875	    $ 1.208
$1.51 - $2.13	 347,278	      3.72		       1.990		 251,083     	      1.998
$2.75 - $4.00	  61,000	      4.28		       3.423		  22,500	      3.167
$4.16 - $6.00	 243,270	      3.75		       5.186		 111,770	      5.907
$6.72 - $8.19	 374,500	      5.78		       6.958		 141,375	      7.090
		---------	----------------	----------------	---------	----------------
	       1,435,298	      4.21	  	     $ 3.644		 774,603    	    $ 3.272
----------------------------------------------------------------------------------------------------------------



(f)  Stock Purchase Plan.

	The Company maintains an employee stock purchase plan which allows employees to purchase stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions Employees contributed $75,658, $70,365, and $31,311 during 2002, 2001, and


<PAGE 38>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2000, respectively, to purchase shares of the Company's common stock under the employee stock purchase plan.

(g)  Warrants.

	In May and June of 2002, 709,343 warrants to purchase shares of common stock were exercised. Of the 709,343 warrants exercised, 403,225 were issued in October of 2001, 12,000 were issued in February of 2001, and the remaining 294,118 were issued in December of 2000. The warrants issued in October of 2001 were exercised at $2.00 per share and the warrants issued in February of 2001 and December of 2000 were exercised at $1.00 per share.

	In January 2002, 13,600 of the 25,267 warrants to purchase shares of common stock, issued in January of 2001, were exercised at $1.00 per share.

	In October 2001, 12,500 warrants to purchase shares of common stock, issued in December of 2000, were exercised at $1.00 per share.

	In October 2001, in conjunction with the sale of common stock, the Company issued warrants to purchase 403,225 shares of common stock at $2.00 per share. The warrants will expire in October 2005. The grant-date fair values of warrants calculated using the Black-Scholes model ranged from $0.84 to $1.87 per warrant.

	In January and February 2001, the Company issued warrants to purchase 25,267 shares of common stock at $1.00 per share to two employees in conjunction with a bank guarantee. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of three years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 5.77% and 5.90%. The warrants will expire in January and February 2004. The grant-date fair value of warrants calculated using the Black-Scholes model was $0.35 and $0.44 per warrant.

	In February 2001, the Company issued warrants to purchase 12,000 shares of common stock at $1.00 per share to one individual and one director in conjunction with the sale of Series A Preferred Stock. The warrants were valued using the Black-Scholes option-pricing model with the following assumptions: expected life of three years, expected volatility of 50%, dividend yield of 0% and a risk free interest rate of 4.71% and 4.72%. The warrants will expire in February 2004. The grant-date fair value of warrants calculated using the Black-Scholes model was $0.38 and $0.22 per warrant.

	At December 31, 2002, the following warrants to purchase the Company's common stock were outstanding. All of the warrants listed were exercisable at December 31, 2002.
						Shares
		Issue		Expiration	Under		Exercise
		Date		Date		Warrants	Price
		--------------  --------------  ---------    -----------

		January, 1998	January, 2003	  190,000     $    7.800
		October, 2000	October, 2005	  100,000	   1.156
		February, 2001	February, 2004	   11,667	   1.000
						---------
		Total:				  301,667


(h)  Exchange Rights.

	As part of its acquisition of eFilm, the Company granted rights for the issuance of 1,000,000 shares of common stock to holders of eFilm exchangeable shares on a one-for-one basis. As of December 31, 2002, there were 940,000 eFilm exchangeable shares outstanding.

	As part of its acquisition of Interpra, the Company granted rights for the issuance of 420,000 shares of common stock to holders of Interpra exchangeable shares on a one-for-one basis. Exchangeable shareholders also


<PAGE 39>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


have the right to require the Company to purchase the exchangeable shares at $4.50 per share from August 31, 2004 through September 30, 2004. As of December 31, 2002, there were 265,172 Interpra exchangeable shares outstanding.


(8)	CONCENTRATIONS

	At December 2001, the Company had a long term accounts receivable balance from one customer in the amount of $193,475. Monthly payments due over 63 months commenced in March 2002. The receivable bears interest at a rate of 6.3%. As of December 31, 2002, the balance due was $179,493 of which the current portion of $35,839 is classified as accounts receivable.

	Foreign sales, denominated in U. S. Dollars, accounted for approximately 38%, 36%, and 41% of the Company's net sales for the years ended December 31, 2002, 2001, and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, sales in foreign currency represented 4%, 5%, and 4%, respectively, of the Company's net sales.

	The Company maintains offices in Nuenen, The Netherlands and Toronto, Ontario, Canada. Revenues are attributed to countries based on the originating office of the related orders. Net sales for The Netherlands sales office were approximately $5,440,000, $4,440,000 and $4,139,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Net sales for the sales office in Canada were $1,749,000 for the year ended December 31, 2002. For 2001 and 2000 there were no sales attributed to the Company's office in Canada. The value of long-lived assets in service at the Nuenen and Toronto sales offices was not material in 2002 and 2001.

	Although the Company maintains a sales office in Tokyo, Japan, orders from customers in Japan are processed in the United States of America and are considered United States of America based sales. The value of long-lived assets in service at the Tokyo office was not material in 2002 and 2001.

	The Company had one customer that comprised 18% of net sales for the year ended December 31, 2002. For the year ended December 31, 2001, the Company had one customer and two distributors that comprised 16%, 13%, and 10% of net sales, respectively. One customer represented 13% of accounts receivable at December 31, 2002. At December 31, 2001, accounts receivable from two customers accounted for 18% and 16% of accounts receivable.


(9)	RELATED PARTY TRANSACTIONS

	In December 2002, William C. Mortimore, Chairman and Chief Strategist, repaid the $10,000 promissory note, issued in February 2001.

	In November 2001, the Company forgave $25,000 of a $50,000 note receivable for a stock subscription from Richard A. Linden, President and Chief Executive Officer. The loan forgiveness occurred pursuant to Mr. Linden's employment contract. The remainder of the note is due in December of 2006.

	In March 2001, the Company entered into a consulting arrangement with a director who received $35,000 in compensation for consulting services provided in 2001. The consulting services consist of marketing, strategic planning and investor relations. The consulting agreement ended in December 2001.

	In February 2001, the Company sold 30,473 shares of non-registered common stock to William C. Mortimore, Chairman and Chief Strategist, in connection with his employment agreement. In consideration for these shares, Mr. Mortimore paid $10,000 in cash and issued a promissory note in the amount of $10,000. The promissory note is a full recourse note with a term of six years. Interest is payable monthly at 5.07% per annum.


Item 8. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

	None.


<PAGE 40>

                                     PART III
				    ----------

	Certain information required by Part III is omitted from this Form 10-KSB because the Registrant will file its definitive proxy statement pursuant to Section 240.14a-101 (the "Proxy Statement") not later than 120 days after the end of the year covered by this Report, and certain information included therein is incorporated herein by reference.


Item 9.		DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
		COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
------------------------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.


Item 10.	EXECUTIVE COMPENSATION
------------------------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.


Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.


Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.


<PAGE 41>


Item 13.	EXHIBITS AND REPORTS ON FORM 8K
------------------------------------------------------------------------------

(a)	Exhibit No.
---	------------

3.1	Articles of Incorporation of Registrant (2), Articles of Amendment as
	of June 16, 1998 (3), Articles of Amendment as of September 1, 1999
	(6), and Articles of Amendment as of November 29, 2000 (6)

3.2	Amended and Restated By-Laws of Registrant as of February 3, 1998 (1)

10.1	Reorganization Agreement between Merge Technologies Incorporated, Merge
	Technologies Holdings Co., eFilm Medical Inc., Patrice Bret, Gregory Couch and Catherine McCallum, dated as of April 15, 2002 (8)

10.2	Employment Agreement entered into as of November 29, 2001, between
	Registrant and Richard A. Linden

10.3	Employment Agreement entered into as of December 21, 2001, between
	Registrant and William C. Mortimore

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996 (2)

10.6	Office Lease for West Allis Center dated May 24, 1996, between
	Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2), Supplemental Office Space Lease for 1126 West Allis Operating Associates Limited Partnership dated April 11, 2000 (4) and Second Amendment to Lease dated January 11, 2002, between Registrant and 1126 West Allis Operating Associates, Limited Partnership

10.8	1999 Stock Option Plan For Directors (1)

10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan (5)

10.10	Loan Agreement dated as of December 30, 2002, by and between Registrant
	and Lincoln State Bank

10.11	Employment Agreement entered into as of July 15, 2002, between
	Registrant and Scott T. Veech

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2	Asset Purchase Agreement by and among the Registrant, Signal Stream,
	Inc. and Aurora Technology Inc. dated April 18, 2002 (7)

_________________________


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

(7)	Incorporated by reference on Form 8-K for event dated May 22, 2002.

(8)	Incorporated by reference on Form 8-K for event dated June 28, 2002.



(b) 	Reports on Form 8K
---	------------------

	No reports were issued on Form 8K in the fourth quarter of 2002.


<PAGE 42>


Item 14.	CONTROL AND PROCEDURES
---------------------------------------

	Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days prior to the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.


<PAGE 43>


 				    SIGNATURES
				   ------------

	In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					REGISTRANT:

					MERGE TECHNOLOGIES INCORPORATED

Date:   March 31, 2003			By:  /s/  Richard A. Linden
					-------------------------------------
					Richard A. Linden

					President and Chief Executive Officer

Date:   March 31, 2003			By:  /s/  Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					  and Secretary


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   March 31, 2003			By:  /s/  William C. Mortimore
					-------------------------------------
					William C. Mortimore
					Director and Chairman

Date:   March 31, 2003			By:  /s/  Robert A. Barish, M. D.
					-------------------------------------
					Robert A. Barish, M. D.
					Director

Date:   March 31, 2003			By:  /s/  Patrice M. Bret, M. D.
					-------------------------------------
					Patrice M. Bret, M. D.
					Director

Date:   March 31, 2003			By:  /s/  Michael D. Dunham
					-------------------------------------
					Michael D. Dunham
					Director

Date:   March 31, 2003			By:  /s/  Robert T. Geras
					-------------------------------------
					Robert T. Geras
					Director

Date:   March 31, 2003			By:  /s/  Anna M. Hajek
					-------------------------------------
					Anna M. Hajek
					Director

Date:   March 31, 2003			By:  /s/  John D. Halamka, M. D.
					-------------------------------------
					John D. Halamka, M. D.
					Director


<PAGE 44>


                                    CERTIFICATION
				   ---------------

            PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

	I, Richard A. Linden, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Merge Technologies
	Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue
	statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial
	information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

	a)	designed such disclosure controls and procedures to ensure that
		material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report the conclusions of the
		Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

	a)	all significant deficiencies, if any in the design or
		operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management
		or other employees who have a significant role in the Registrant's internal controls; and

6.	The Registrant's Certifying Officers have indicated in this annual
	report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	March 31, 2003


/s/ Richard A. Linden
------------------------------------------
Richard A. Linden, Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is also attached to this report.

                                    CERTIFICATION
				   ---------------

            PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

	I, Scott T. Veech, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Merge Technologies
	Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue
	statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial
	information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

	a)	designed such disclosure controls and procedures to ensure that
		material information relating to the Registrant, including its consolidated subsidiaries (collectively the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report the conclusions of the
		Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

	a)	all significant deficiencies, if any, in the design or
		operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management
		or other employees who have a significant role in the Registrant's internal controls; and

6.	The Registrant's Certifying Officers have indicated in this annual
	report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	March 31, 2003


/s/ Scott T. Veech
---------------------------------------
Scott T. Veech, Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is also attached to this report.

-------------
EXHIBIT 23.1
-------------

 	              CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Merge Technologies Incorporated:


	We consent to the incorporation by reference in the registration statements on Form S-8 (Nos. 333-93965, 333-75900 and 333-1001-3) and on
Form S-3 (Nos. 333-34884, 333-40832, 333-40882 and 333-100104) of Merge
Technologies Incorporated of our report dated March 28, 2003, with respect to the consolidated balance sheets of Merge Technologies Incorporated as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, cash flows and comprehensive income
(loss) for each of the years in the three-year period ended December 31, 2002, which report appears in or are incorporated by reference in the annual report on Form 10-KSB of Merge Technologies Incorporated for the year ended December 31, 2002. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/  KPMG LLP
-------------------------
KPMG LLP

Chicago, Illinois
March 28, 2003

-------------
EXHIBIT 99.1
-------------


      CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

            PURSUANT TO U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
  	        SECTION 906 OF THE SARBANES - OXLEY ACT OF 2002


	In connection with the Annual Report on Form 10-KSB of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of his knowledge:

		(1)	The Report fully complies with the requirements of
	Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	the information contained in the Report fairly
	presents, in all material respects, the financial condition and results of operations of the Company.



Date:	March 31, 2003		By:	/s/  Richard A. Linden
				---------------------------------------
				Richard A. Linden
				Chief Executive Officer




Date:	March 31, 2003		By:	/s/  Scott T. Veech
				---------------------------------------
				Scott T. Veech
				Chief Financial Officer


	This certification accompanies the Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes - Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

See also the certification pursuant to Sec. 302 of the Sarbanes - Oxley Act of 2002, which is also attached to this Report.

-------------
EXHIBIT 10.10
-------------

                                 LOAN AGREEMENT
		 	        ----------------


	Loan Agreement made this 30th day of December, 2002, by and between MERGE TECHNOLOGIES INCORPORATED, a corporation organized and licensed under the laws of the State of Wisconsin and which maintains its principal offices at 1126 S. 70th St., in the City of West Allis, County of Milwaukee, State of Wisconsin; hereinafter referred to as BORROWER; and LINCOLN STATE
BANK, a Wisconsin commercial banking corporation, which maintains its principal office at 2266 South 13th Street, in the City of Milwaukee, county of Milwaukee, State of Wisconsin, hereinafter referred to as BANK;

 				     RECITALS
				    ----------

	WHEREAS, BORROWER is a corporation duly organized under the laws of the State of Wisconsin, and is in good standing, and

	WHEREAS, BORROWER is in the "E-Health" business, developing, marketing and supporting Internet-based connectivity and information management solutions for health care organizations and professionals, and

	WHEREAS, BORROWER has requested that BANK make a "line of credit" loan available to BORROWER not to exceed $5,000,000.00; and

	WHEREAS, BANK is willing to provide financing to BORROWER on certain terms and conditions, and

	WHEREAS, it is to the economic benefit and immediate advantage of PRINCIPALS if said financing is provided to BORROWER.

	NOW THEREFORE, as an inducement to BANK to make the requested loan(s) to BORROWER; and for other good and valuable consideration, and the terms, provisions, and conditions hereof, the parties hereto agree as follows:


<PAGE e1-1>


1.	INCORPORATION OF RECITALS

	The foregoing recitals are incorporated herein by this reference; and this agreement shall be construed by reference thereto.

2.	DEFINITIONS

	The definitions of the terms used herein are set forth in APPENDIX A attached hereto and made a part hereof.

3. 	LOAN(S)

	The loan(s) subject to, and in accordance with the terms of this Agreement and in reliance upon the representations, warranties, and covenants of BORROWER hereinafter set forth, and contingent upon the further specific conditions of the provisions and conditions of the "Commitment Letter(s)" issued by BANK for a specific loan, BANK hereby agrees to loan a total principal sum, not to exceed $5,000,000.00.

	3.01	Disbursement of the Loan(s).  BANK will credit the proceeds of
  	     	the loan(s) to BORROWER's deposit account with BANK.

	3.02	Basic Terms/Line of Credit Loan(s)

		A. BANK will loan to BORROWER pursuant to this Agreement and
		   subsequent Commitment Letter(s) a principal sum not to exceed $5,000,000.00.

		B. The line of credit loan shall be subject to the GENERAL
		   TERMS AND CONDITIONS as hereinafter set forth at Section
		   4 of this Agreement.

		C. The loan terms shall be set forth in the loan Commitment
		   Letter(s) issued by BANK.

		D. Security for the subject loan shall include the security
		   identified at Section 5 of this Agreement.

<PAGE e1-2>

4. 	GENERAL TERMS AND CONDITIONS

	The loan(s) contemplated hereby shall be made on the following general terms and conditions:

	4.01	The loan(s) will be evidenced by promissory note in the
		form acceptable to, and provided by BANK.

	4.02	The note(s) shall incorporate the terms, conditions,
		and provisions hereof by reference.

	4.03	BORROWER shall have the right of pre-payment without
		penalty.

	4.04	Interest shall be paid monthly, the first payment of
		which shall be due thirty (30) days after the date of the loan(s) and on the same date of each successive month thereafter until the loan has been fully paid as to principal, interest, and other charges.

	4.05	BANK agrees to renew the note(s) hereinabove referenced,
		for a total of additional months to be specified through a series of promissory notes each with a term of months to be specified, for so long as the payments required under this Agreement, the Commitment Letter(s), and the promissory note(s) remain current and BORROWER has not otherwise defaulted with respect to any obligations created hereby and the security required continues to be maintained. The only items which shall be variable on each successive note is the interest rate to be charged by BANK, which interest rate, and the term thereof shall be specified in the Commitment Letter(s) relating to each specific note.

5.	SECURITY


<PAGE e1-3>


	5.01.	As security for payment of any and all loans made
		pursuant to this Agreement, and any Commitment
		Letter(s) issued by BANK in conjunction herewith, BORROWER hereby grants and conveys to BANK a first security position and interest in all assets of BORROWER of whatever kind or nature, whether those assets are presently owned by BORROWER of are hereinafter acquired, except: to the extent of the $1,000,000 authorized at 7.02D, page 17 hereof.

	5.02.	BORROWER agrees to execute a General Business Security
		Agreement (GBSA), Fixtures Disclaimer, and a UCC Financing Statement(s) relating to any personal property that is included in the assets owned by BORROWER, or subsequently acquired, together with any ancillary documents that may be required.

	5.03.	In the event of default in payment of the interest or
		any of the principal installments of the note or notes given pursuant to this Agreement when the same shall be due either according to the terms of such notes or by acceleration pursuant to any of the provisions of this Agreement; on demand of BANK (at option of BANK) BORROWER will give BANK additional security for the payment of all installments of all of the notes issued pursuant to this Agreement and then outstanding as BANK may reasonably demand; or in the alternative, BANK may proceed with its legal remedies.

	5.04.	BORROWER does agree to execute all appropriate documents
		and pledges that BANK may require to perfect the said security interest(s). A preliminary schedule of the documents required at closing, and the source thereof, is set forth at Appendix B attached hereto and made a part hereof.

<PAGE e1-4>

	5.05.	Such other, and additional security as may from time to
		time be specified in the Commitment Letter(s) pertaining to particular loan(s) and/or note(s).

6.	REPRESENTATIONS AND WARRANTIES

	6.01.	Original.  To induce BANK to enter into this Agreement,
		BORROWER represents and warrants to bank as follows:

		A. BORROWER is a corporation duly organized, validly
		   existing and in good standing under the laws of the State of Wisconsin; BORROWER has the lawful power to own its properties and to engage in the business it conducts.

		B. BORROWER is not in default with respect to any of its
		   existing indebtedness, and the making and performance of this Agreement, the note(s) and the collateral documents will not (immediately, with the passage of time, the giving of notice, or otherwise);

			(1) Violate the character or bylaw provisions of
			    BORROWER, or violate any laws or result in a default under any contract, agreement, or instrument to which BORROWER is a party or by which BORROWER is bound; or,

			(2) Result in the creation or imposition of any
			    security interest in, or lien or encumbrance upon, any of the assets of BORROWER except in favor of BANK;

		C. BORROWER has the power and authority to enter into
		   and perform this Agreement, the note(s) and the collateral documents, and to incur the obligations herein and therein provided for, and has taken all corporate action necessary to authorize the execution, delivery, and performance of this Agreement, the note(s) and the collateral documents;

<PAGE e1-5>

		D. This Agreement and the collateral documents are, and
		   the note(s) when delivered will be, valid, binding, and enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization, and other State and Federal laws of general application affecting the enforcement of creditors' rights;

		E. Except as disclosed in Appendix D attached hereto and
		   made a part hereof, there is no pending order, notice, claim, litigation, proceeding, or investigation against or affecting BORROWER whether or not covered by insurance, that would involve the payment of $75,000.00 or more if adversely determined;

		F. BORROWER has good and marketable title to all of its
		   assets, subject to no security interest, encumbrance or lien, or the claim of any third person, except for Permitted Liens disclosed in Appendix D attached hereto and made a part hereof; except for certain tax liens each of which is under $75,000.00.

		G. The financial statements, including any schedules and
		   notes pertaining thereto have been prepared in accordance with generally accepted accounting principles consistently applied, and fully and fairly present the financial condition of BORROWER at the dates thereof and the results of operations for the periods covered thereby, and there have been no material adverse changes in the financial condition or business of BORROWER from September 30, 2002, to the date hereof;

		H. As of  September 30, 2002 , BORROWER had no material
		   indebtedness of any nature, including, but without limitation, liabilities for taxes and any interest or penalties relating thereto, except to the extent reflected (in a footnote or otherwise) and reserved


<PAGE e1-6>

		   against BORROWER (if any) in the September 30, 2002, financial statements or as disclosed in or permitted by this Agreement; BORROWER does not know and has no reasonable ground to know of any basis of the assertion against it as of September 30, 2002, of any material indebtedness of any nature not fully reflected and reserved against in the September 30, 2002, financial statements;

		I. Except as otherwise permitted herein, BORROWER has
		   filed all Federal, State, and local tax returns and other reports that are required by law to be filed prior to the date hereof and which are material to the conduct of its respective businesses, except for the returns due for 2001, has paid or caused to be paid all taxes, assessments, and other governmental charges that are due and payable prior to the date hereof, except for 2001, and has made adequate provision for the payment of such taxes, assessments or other charges accruing but not yet payable; BORROWER has no knowledge of any deficiency or additional assessment in a materially important amount (as described in paragraph E.) in connection with any taxes, assessments or charges not provided for on its books;

		J. Except as otherwise disclosed in Appendix E, attached
		   hereto and made a part hereof, or except to the extent that the failure to comply would not materially interfere with the conduct of BORROWER's business, BORROWER has complied with all applicable laws with respect to:

<PAGE e1-7>

			(1) any restrictions, specifications, or other
			    requirements pertaining to products that
			    BORROWER manufactures and sells or to the services it performs;

			(2) the conduct of its respective businesses;
			    and

			(3) the use, maintenance, and operation of the
			    real and personal properties owned or
			    leased by it in the conduct of its
			    respective businesses;

		K. No representation or warranty by BORROWER contained
		   herein or in any certificate or other document furnished by BORROWER pursuant hereto contains any untrue statement of material fact or omits to state a material fact necessary to make such representation or warranty not misleading in light of the circumstances under which it was made;

		L. Each consent, approval or authorization of, filing,
		   registration or qualification with, any person required to be obtained or effected by BORROWER in connection with the execution and delivery of this Agreement, the note(s) and the collateral documents or the undertaking or performance of any obligation hereunder or thereunder has been duly obtained or effected;

		M. All existing indebtedness of BORROWER:

			(1) for money borrowed is described in
			    Appendix F attached hereto and made a
			    part hereof; and

			(2) under any security agreement, mortgage,
			    or agreement covering the lease by
			    BORROWER as lessee of real or personal
			    property, is described in Appendix G,
			    attached hereto and made a part hereof;

<PAGE e1-8>

		N. Except as described in Securities & Exchange
		   Commission documentation (SEC), BORROWER has no material lease, contract, or commitment of any kind (such as employment agreements; collective bargaining agreements, powers of attorney, distribution arrangements, patient license agreements, contracts for future purchase or delivery of goods or rendering of services, bonus, pension, and retirement plans, or accrued vacation pay, insurance and welfare agreements); all parties (including BORROWER) to all such material leases, contracts, and other commitments to which BORROWER is a party have complied with the provisions of such leases, contracts and other commitments; and, no party is in default under any provision thereof and no event has occurred which, but for the giving of notice or the passage of time, or both, would constitute a default;

		O. BORROWER has not made any agreement nor has taken any
		   action which may cause anyone to become entitled to a commission or finder's fee as a result of the making of the loan(s);

		P. The BORROWER's Federal tax returns and state tax
		   returns for the fiscal year ending December 31, 2001, except as described at page 7, have been filed with the Internal Revenue Service, and the appropriate state department respectively; and that BORROWER has no information or belief that any additional tax might be owed as a result of these returns; and,

		Q. All defined pension plans, as defined in the Employee
		   Retirement Income Security Act of 1974, as amended ("ERISA"), of BORROWER and each subsidiary meet, as of the date hereof, the minimum funding standards of Sec. 302 of ERISA, and no reportable event or


PAGE e1-9>


		   prohibited transaction, as defined in ERISA, has occurred with respect to any such plan.

	6.02.	Survival.  All of the representations and warranties set forth
		in Paragraph 6.01 shall survive until all obligations are satisfied in full.

7.	BORROWERS COVENANTS

	BORROWER does hereby covenant and agree with BANK that, so long as any of the obligations remain unsatisfied, it will comply with the following covenants unless such compliance is specifically waived in writing by BANK, such writing constituting an amendment to this Agreement:

	7.01	Affirmative Covenants.

		A. BORROWER will use the proceeds of the loan(s) only for the
		   bona fide business purposes of BORROWER;

		B. BORROWER will make available to BANK:

		   (1) Within One Hundred Five (105) days after the close of
		       each fiscal year:

			(a) a statement of stockholders' equity and a statement
			    of cash flows of BORROWER for the preceding fiscal year;

			(b) income statements of BORROWER for said fiscal year;
			    and

			(2) balance sheets of BORROWER as of the end of the
			    preceding fiscal year; the statements and balance sheets to be audited by an independent certified pubic accountant selected by BORROWER and acceptable to BANK, and certified by such accountants to have been prepared in accordance with generally accepted accounting principals consistently applied by BORROWER except for any inconsistencies explained in such certificate. In addition, BORROWER will

<PAGE e1-10>

			    obtain from such independent certified public accountants and make available to BANK, within One Hundred Five (105) days after the close of each fiscal year, their written statement that in making the examinations necessary to their certification they have obtained no knowledge of any event of default by BORROWER, or disclosing all events of default of which they have obtained knowledge; or in the alternative, BORROWER shall obtain such information by appropriate footnotes subscribed to the customary financial statements provided customer by the said accountants, PROVIDED, however, that in making their examination such accountants shall not be required to go beyond the bounds of generally accepted auditing procedures for the purpose of certifying financial statements. BANK shall have the right, from time to time, to discuss BORROWER's affairs directly with BORROWER's independent certified public accountants after notice to BORROWER and opportunity of BORROWER to be present at any such discussions;

		C. BORROWER will maintain its inventory, equipment, real
		   estate, and other properties in good condition and repair (normal wear and tear excepted), and will pay and discharge or cause to be paid and discharged when due, the cost of repairs to or maintenance of the same, and will pay or cause to be paid all rental or mortgage payments due on such real estate. BORROWER hereby agrees that, in the event it fails to pay or cause to be paid any such payment, BANK may do so and be reimbursed by BORROWER therefor.

<PAGE e1-11>

		D. BORROWER will maintain, or cause to be maintained, public
		   liability insurance, fire and extended coverage insurance
		   on all assets owned by them, all in such form and amounts
		   as are consistent with industry practices and with such insurers as may be satisfactory to BANK. BORROWER will
		   also maintain, or cause to be maintained professional liability errors & omissions insurance on all appropriate personnel of BORROWER in amount of not less than $1,000,000.00, with an insurer satisfactory to BANK. Such policies shall contain a provision whereby they cannot be cancelled except after thirty (30) days' written notice to BANK. BORROWER will furnish to BANK such evidence of insurance as BANK may require. BORROWER hereby agrees that, in the event it fails to pay or cause to be paid the premium on any such insurance, BANK may do and be reimbursed by
		   BORROWER therefor.    Where appropriate, BANK shall be
		   named as a loss payee on such policy or policies as BANK's interest in BORROWER's property may appear.

		E. BORROWER will pay or cause to be paid when due, all taxes,
		   assessments and charges or levies imposed upon it or on any of its property or which it is required to withhold and pay over, except where contested in good faith by appropriate proceedings with adequate reserves therefor having been set aside on its books. But, BORROWER shall pay or cause to be paid all such taxes, assessments, charges or levies forthwith whenever foreclosure on any lien that attaches (or security therefor) appears imminent.

		F. BORROWER will maintain:

<PAGE e1-12>

			(1) A ratio of Funded Debt to Equity at the end of
			    each quarter of BORROWER's fiscal year as follows:

				(a) Through December 31, 2005 - .4 to 1.

				(b) The same ratio shall be maintained
				    through the term of any loan term (if
				    extended beyond December 31, 2005).

			(2) The following maximum limitations on Advances at
			    the end of each month:

				(a) With respect to qualified accounts
				    receivable under 90 days, 80% thereof.

				(b) Inventory shall be capped at $1,000,000.00
				    of discounted value. Discounted value is deemed to be 50% of value carried on the BORROWER'S balance sheet.

				(c) One hundred percent (100%) of the
				    BORROWER'S depository cash balances held at BANK. Cash balances will only be used if borrowings exceed the existing base of qualified accounts receivable and inventory as previously defined. BORROWER agrees that any component of cash used in the actual borrowing base will be considered pledged as collateral by the BORROWER. BANK reserves the right to monitor and hold in BORROWER'S accounts sufficient cash in order to cover the amounts borrowed on the line in excess of qualified accounts receivable and inventory as previously defined.

		All inter-company accounts receivable are excluded from this formula.

<PAGE e1-13>

			(3) Monitoring Requirements as follows when there is
			    an outstanding balance due the BANK:

				(a) Monthly Borrower's Certificate;

				(b) Accounts Receivable Aging;

		G. BORROWER will, when requested so to do, make available for
		   inspection by duly authorized representatives of BANK, any of its books and records, and will furnish BANK any information regarding its business affairs and financial condition within a reasonable time after written request therefor.

		H. BORROWER will take all necessary steps to preserve its
		   corporate existence and franchises and comply with all present and future laws applicable to it in the operation of its respective businesses, and all material agreements to which it is subject.

		I. BORROWER will collect its accounts and sell its inventory
		   only in the ordinary course of business.

		J. BORROWER will keep accurate and complete records of its
		   accounts, inventory and equipment, consistent with sound business practices.

		K. BORROWER will give immediate notice to BANK of:

			(1) any litigation or proceeding in which it is a
			    party if an adverse decision therein that BORROWER believes that it would be required to pay over more than $100,000.00 or deliver assets the value of which exceeds such sum (whether or not the claim is considered to be covered by insurance); and

<PAGE e1-14>

			(2) the institution of any other suit or proceeding
			    involving it that might materially and adversely affect its operations, financial condition, property or business.

		L. Within twenty (20) days of BANK's request therefor, BORROWER will furnish BANK with copies of Federal income tax returns filed by BORROWER.

		M. BORROWER will pay when due (or within applicable grace
		   periods) all indebtedness due third persons, except when the amount thereof is being contested in good faith by appropriate proceedings and with adequate reserves therefor being set aside on the books of BORROWER. If default be made by BORROWER in the payment of any principal (or installment thereof) or interest on, any such indebtedness, BANK shall have the right, on its discretion, to pay such interest or principal for the account of BORROWER and be reimbursed by BORROWER therefor.

		N. BORROWER will notify BANK immediately if it becomes aware
		   of the occurrence of any event of default or of any fact, condition, or event that only with the giving of notice or passage of time, or both, could become an event of default, or of the failure by BORROWER to observe any of its respective undertakings hereunder.

		O. BORROWER will notify BANK at least sixty (60) days in
		   advance of any change in the location of any of its principal places of business;

		P. The BORROWER will:

<PAGE e1-15>


			(1) fund all of its defined benefit pension plans in
			    accordance with no less than the minimum funding standards of Sec. 302 of ERISA;

			(2) upon written request furnish BANK with copies of
			    all reports or other statements filed with the United States Department of labor or the Internal Revenue Service with respect to all such plans; and

			(3) promptly advise BANK of the occurrence of any
			    reportable event or prohibited transaction with respect to any such plan.

		Q. BORROWER shall maintain its primary United States deposit
		   accounts (except for accounts maintained under Sec. 401 of the Internal Revenue Code, or accounts maintained by branch offices which are located outside Milwaukee County, Wisconsin) with BANK.

	7.02	Negative Covenants.

		A. BORROWER will not change its name, or reclassify its
		   capital stock without prior notification.

		B. BORROWER will not enter into any merger, consolidation, or
		   reorganization without prior notification.

		C. BORROWER will not sell, transfer, lease, or otherwise
		   dispose of all or (except in the ordinary course of business) any material part of its assets.

		D. BORROWER will not mortgage, pledge, grant, or permit to
		   exist a security interest in or lien upon any of its assets of any kind, now owned or hereafter acquired, except for permitted liens or subordinated indebtedness currently listed on Appendix F or G or purchase money security interest in connection with capital expenditures not exceeding $1,000,000 per calendar year.

<PAGE e1-16>

		E. BORROWER will not incur, create, assume, or permit to
		   exist any indebtedness to the extent that such indebtedness would violate the provisions of Paragraph 7.01(F).

		F. BORROWER will not declare or pay any dividends, or make any
		   other payment or distribution on account of its capital stock to the extent that such payments would cause
		   BORROWER to violate the provisions of Paragraph 7.01(F).

		G. BORROWER will not:

			(1) form any subsidiary, make any investment in or
			    make any loan in the amount of $200,000.00 in the nature of any investment to any person without prior notification;

			(2) purchase or otherwise invest in or hold securities,
			    non-operating real estate or other non-operating assets, except:

				(a) direct obligations of the United States
				    of America

				(b) the present investment in any such assets;
				    and

				(c) operating assets that hereafter become
				    non-operating assets; and

				(d) acquire any stock in, or all or
				    substantially all of the assets of any
				    person.

				(e) The purchase of certain bonds and mutual
				    funds.

				(f) Or such other investments as are approved
				    by BANK.

		H. BORROWER will not make or loan or advance to any executive
		   officer, shareholder, or director of BORROWER or any subsidiary, except for temporary advances in the ordinary course of business without the prior notice to BANK.

<PAGE e1-17>

		I. BORROWER will not furnish BANK any certificate or other
		   document that will contain any untrue statement of material fact, or that will omit to state a material fact necessary to make it not misleading in light of the circumstances under which it was furnished.

		J. BORROWER will not knowingly enter into any agreement that is
		   in violation of any SEC rules or regulations.

		K. BORROWER will not directly or indirectly apply any part of
		   the proceeds of the loan(s) to the purchasing or carrying of any "margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, or any regulations, interpretations or rulings thereunder.

	7.03 Bank Consent Not Unreasonably Withheld.   With respect to Section
	     7.02 herein, BORROWER may request in writing BANK's approval to undertake the action provided for therein and BANK's consent shall be provided in writing and shall not be unreasonably withheld.

8.	EXTENSION, RENEWALS, ETC.

	The provisions hereof will apply to any extensions, renewals, continuation, or modification of the loan(s) made pursuant hereto.

9. 	BORROWER'S COMMITMENT

	BORROWER agrees to the terms, provisions, conditions, and requirements as herein set forth and agree to be bound thereby.

10.	CONDITIONS PRECEDENT


<PAGE e1-18>


	BORROWER further agrees as conditions precedent to any loan(s) made by BANK to BORROWER pursuant to the terms hereof:

	A. Prior to any loan(s), BORROWER shall execute and deliver up to BANK all of the documentation and evidence of said loan(s) obligation, security, and related items that BANK may require, including, but not limited to, the items set forth in Appendix B hereto.

	B. BORROWER agrees that it shall not further encumber the assets of the corporation without prior notification to BANK.

	C. Compliance by BORROWER with all applicable rules and regulations of any governmental unit or agency having jurisdiction over BORROWER, and/or its operations, including, but not limited to, "environmental" and OSHA rules and regulations.

11. 	ACCELERATION

	The principal and interest owing under any indebtedness made and arising under this loan Agreement shall immediately become due and payable without notice, presentment, demand, protest, or notice of protest, or notice of protest of any kind, all of which are expressly waived by BORROWER, in the event that:

	A. The BORROWER, without prior written notice of BANK, defaults in the performance of observance of any of the above agreements and right to cure the same within 20 days following written notice of default from the BANK; or

	B. The BORROWER, makes a general assignment for the benefit of creditors, or files a petition in voluntary bankruptcy, or a petition or answer seeking reorganization of BORROWER, or a readjustment of its indebtedness under the Federal Bankruptcy Law, or consents to the appointment of a receiver of its properties.


<PAGE e1-19>


	C. The BORROWER shall be adjudged bankrupt or insolvent, or a petition or proceeding for bankruptcy, or for reorganization, shall be filed against it; and it shall admit the material allegations thereof; or an order, judgment, or decree shall be made approving such a petition, and such order, judgment or decree shall not be vacated or stayed within twenty (20) days of its entry; or a receiver or different trustee shall be appointed for BORROWER or its properties and remain in possession thereof for ten (10) days.

	D. BORROWER shall make a misrepresentation or misstatement or a material fact contained herein; or

	E. The BORROWER shall fail to perform any warranty, agreement, condition precedent, or other obligation contained herein.

12.	REMEDIES

	After any acceleration, as provided for in Paragraph 11, BANK shall have, in addition to the rights and remedies given it by this Agreement, the notes and the collateral documents, all those remedies allowed by all applicable laws, including, but without limitation, the Uniform Commercial Code as enacted in any jurisdiction in which any collateral may be located. Without limiting the generality of the foregoing, BANK may immediately, without demand of performance and without other notice (except as specifically required by the Agreement or the collateral documents) or demand whatsoever to BORROWER, all of which are hereby expressly waived, and without advertisement, sell at public or private sale or otherwise realize upon, in whole or, from time to time, any part of the collateral, or any interest which BORROWER may


<PAGE e1-20>


have therein. After deducting from the proceeds of sale or other disposition of the collateral all expenses (including all reasonable expenses for legal services), BANK shall apply such proceeds toward the satisfaction of the obligations. Any remainder of the proceeds after satisfaction in full of the obligations shall be distributed as required by applicable laws. Notice of any sale or other disposition shall be given to BORROWER at least ten(10) days before the time of any intended public sale or of the time after which any intended private sale or other disposition of the collateral is to be made, which BORROWER hereby agrees shall be reasonable notice of such sale or other disposition. BORROWER agrees to assemble, or to cause to be assembled, at its own expense, the collateral at such place or places as BANK shall designate. At any such purchase in whole or any part of the collateral, free from any right of redemption on the part of BORROWER, which right of redemption is hereby expressly waived and released. Without limiting the generality of any of the rights and remedies conferred upon BANK under this paragraph, BANK may, to the full extent permitted by applicable laws:

	A. Enter upon the premises of BORROWER, exclude therefrom BOROWER and take immediate possession of the collateral, either personally or by means of a receiver appointed by a Court of competent jurisdiction, using all necessary force to do so;

	B. At BANK's option, use, operate, manage, and control the collateral in any lawful manner;

	C. Collect and receive all rents, income, revenue, earnings, issues, and profits therefrom; and/or,

	D. Maintain, repair, renovate, alter, or remove the collateral as BANK may determine in its discretion.


<PAGE e1-21>


13.	MISCELLANEOUS

	13.01 Construction. The provisions of this Agreement shall be in addition to those of any guaranty, pledge, or security agreement, note or other evidence of liability held by BANK, all of which shall be construed as complementary to each other. Except as expressly provided in this Agreement, nothing herein contained shall prevent BANK from enforcing any or all other notes, guarantys, pledges, or security agreements in accordance with their respective terms.

	13.02 Further Assurance. From time to time, BORROWER will execute and deliver to BANK such additional documents and will provide such additional information as BANK may reasonably require to carry out the terms of this Agreement and be informed of BORROWER's status and affairs.

	13.03 Enforcement and Waiver by BANK. BANK shall have the right at all times to enforce the provisions of this Agreement and the collateral documents in strict accordance with there terms hereof and thereof, notwithstanding any conduct or custom on the part of BANK in refraining from so doing at any time or times. The failure of BANK at any time or times to enforce its rights under such provisions, strictly in accordance with the same, shall not be construed as having created a custom in any way or manner contrary to specific provisions of this Agreement or as having in any way or manner modified or waived the same. All rights and remedies of BANK are cumulative and concurrent and the exercise of one right or remedy shall not be deemed a waiver or release of any other right or remedy.

	13.04 Expenses of BANK. BORROWER will, on demand, reimburse BANK for all expenses, including the reasonable fees and expenses of legal counsel for BANK, incurred by BANK in connection with the


<PAGE e1-22>

	      preparation, administration, amendment, modification, or enforcement of this Agreement and the collateral documents and the collection or attempted collection of the note(s).

	13.05 Notices. Any notices or consents required or permitted by this Agreement shall be in writing and shall be deemed delivered if delivered in person, or if sent by first class mail, postage prepaid, or telegraph, as follows, unless such address is changed by written notice hereunder:

		A. If to BORROWER:  1126 S. 70th St., Milwaukee,
		   Wisconsin  53214-3151.

		B. If to BANK: Lincoln State Bank, 2266 South 13th Street,
	           Milwaukee, Wisconsin 53215.

	13.06 Waiver and Release by BORROWER. To the maximum extent permitted by applicable laws, BORROWER:

		A. Waives:

			(1) protest of all commercial paper at any time held
			    by BANK on which BORROWER is in any way liable; and

			(2) notice and opportunity to be heard, after
			    acceleration in the manner provided herein, before exercise by BANK of the remedies of self-help, set-off, or of other summary procedures permitted by any applicable laws or by any agreement with BORROWER, and, except where required hereby or by any applicable laws, notice of any other action taken by BANK; and


<PAGE e1-23>


		B. Releases BANK and its officers, attorneys, agents, and
		   employees from all claims for loss or damage caused by any act or omission on the part of it except gross negligence and/or willful misconduct.

	13.07 Participation. Notwithstanding any other provision of this Agreement, BORROWER understands that BANK may at any time enter into participation agreements with one or more participating banks whereby BANK will allocate certain percentages of its commitment to them. BORROWER acknowledges that, for the convenience of all parties, this Agreement is being entered into with BANK only and that its obligations under this Agreement are undertaken for the benefit of, and as an inducement to, any such participating bank as well as BANK, and BORROWER hereby grants to each participating bank, to the extent of its participation in the loan(s), the right to set-off deposit accounts maintained by BORROWER with such bank.

	13.08 Applicable Law. The substantive laws of the State of Wisconsin shall govern the construction of this Agreement and the rights and remedies of the parties hereto.

	13.09 Binding Effect, Assignment, and Entire Agreement. This Agreement shall inure to the benefit of, and shall be binding upon, the respective successors and permitted assigns of the parties hereto. BORROWER has no right to assign any of its rights or obligations hereunder without the prior written consent of BANK. This Agreement, and the documents executed and delivered pursuant hereto, and the appropriate Commitment Letter(s) constitute the entire agreement between the parties, and may be amended only by a writing signed on behalf each party.


<PAGE e1-24>


	13.10 Severability. If any provision of this Agreement shall be held invalid under any applicable laws, such invalidity shall not affect any other provision of this Agreement that can be given effect without the invalid provision, and, to this end, the provisions hereof are severable.

	13.11 Counterparts. This Agreement may be executed in any manner of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.

	13.12 Amendment. This Agreement may be amended only in writing, such writing to be countersigned by all parties to the original agreement, except as specifically stated elsewhere in this Agreement.

	IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as of the day and year first above written.

				LINCOLN STATE BANK


			By:	/s/  James F. Bomberg
				----------------------------------------
				James F. Bomberg, Vice President


			By:	/s/  Christine R. Schueller
				----------------------------------------
				Christine R. Schueller, Secretary



				MERGE TECHNOLOGIES INCORPORATED



			By:	/s/  Richard A. Linden
				----------------------------------------
				Richard A. Linden, President


			By:	/s/  Scott T. Veech
				----------------------------------------
				Scott T. Veech, Secretary


<PAGE e1-25>


STATE OF WISCONSIN  	)
			) ss.
[ Waukesha ]     COUNTY	)

	Personally came before me this 30th day of December, 2002, Richard Linden, President, and Scott Veech, Secretary, of the above named Corporation, to me known to be the persons who executed the foregoing instrument, and to me known to be such President and Secretary of said Corporation, and acknowledged that they executed the foregoing instrument as such officers as the deed of said Corporation, by its authority.


				/s/ Joseph M. Murry
				----------------------------------------
				Notary Public, State of Wisconsin
				My Commission expires: [September 19, 2004]
--------------------
SEAL:

NOTARY PUBLIC
Joseph M. Murry
STATE OF WISCONSIN
--------------------


STATE OF WISCONSIN	)
			) ss.
[ Waukesha ]     COUNTY	)

	Personally came before me this 30th day of December, 2002, James Bomberg, President, and Christine Schueller, Secretary, of the above named Corporation, to me known to be the persons who executed the foregoing instrument, and to me known to be such President and Secretary of said Corporation, and acknowledged that they executed the foregoing instrument as such officers as the deed of said Corporation, by its authority.

				/s/  Joseph M. Murry
				___________________________________
				Notary Public, State of Wisconsin
				My Commission expires: [September 19, 2004]
--------------------
SEAL:

NOTARY PUBLIC
Joseph M. Murry
STATE OF WISCONSIN
--------------------

This instrument was drafted by:
Attorney Michael J. Duginski
KRAWCZYK & DUGINSKI, S.C.
14100 West National Avenue
P.O. Box 510377
New Berlin,  WI 53151
(414) 827-5800


<PAGE e1-26>


-------------
EXHIBIT 10.11
-------------


					              Merge Technologies Inc.
--------
M E M O
--------

To:	Scott Veech

From:	Rich Linden

Date:	July 15, 2002

Re:	Job Offer:  Chief Financial Officer of Merge Technologies Inc.
------------------------------------------------------------------------------

Scott - I'm pleased to offer you the position of Vice President and Chief Financial Officer for Merge Technologies Inc. The following points detail the offer to you:

Base Salary:	$150,000 per year.

Annual Bonus:	You will participate in the annual Merge Corporate Bonus
		program at a targeted bonus of 25% of your base pay, subject to meeting both company and individual performance goals.
		You will be enrolled in the 2002 Merge Corporate Bonus program on a prorated basis using your start date to calculate the prorated bonus target. Your bonus goals for 2002 will be established no later than August 15, 2002.

Start Date:	To be determined, but no later than July 22, 2002.

Annual Review:	Your performance and compensation package will be reviewed
		annually in the March/April timeframe, consistent with the annual review of all officers by the CEO and Board of Directors. As an elected officer of Merge Technologies, adjustments to your compensation package including base pay, annual bonus and annual stock option awards, will be recommended by the CEO of Merge Technologies and approved by the Compensation Committee of the Board of Directors.

Benefits:	Materials describing Merge's benefit program such as health
		insurance, dental coverage, life insurance, disability insurance, flex spending plan, and the 401K plan have been previously mailed to you. We will attempt to waive the 30-day waiting period for benefits via a special request with our insurance company.

Stock Purchase
  Plan:		You will be eligible for the Merge Employee Stock Purchase
		Plan on October 1, 2002.


<PAGE e2-1>


Stock Options:	You will be awarded 80,000 incentive stock options of Merge
		stock at the closing market price (the "Strike price") at the end of the day on the date the Board approves the grant. The stock options will have a 3-year vesting schedule; 25% to vest immediately on the date of the Board approval, and 25% to vest on the first, second and third anniversary dates of the Board
		approval (August 21, 2002.)   Additional stock options may be
		awarded on an annual basis pending recommendation by the CEO and approval by the Compensation Committee of the Board of Directors.

Change of
  Control:	In the event of a "change in control" of the Company ("change
		in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or a change of fifty percent (50%) or more of the members of the Board in a single transaction, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 180 days preceding such nomination), all of the stock options will immediately vest and become exercisable. In the event of a change in control as (described above) and the Executive is: (i) involuntarily terminated within 120 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 120 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including Salary, in effect immediately prior to the change in control; or (c) the relocation of the Company's principal place of business more than 30 miles from the current Merge Corporate Office as of the date of this Agreement; then the Executive will be entitled to six
		(6) months Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of the termination of Executive's employment.

Severance:	In the event that the Executive is terminated for any reason
		other than gross negligence, commission of a felony in
		connection with his employment or material violation of
		any established Company policies, the Company shall pay the
		Executive, as a severance allowance, an amount equal to three
		(3) months of his then current salary.    The amount of the
		severance allowance provided for in this section shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive six (6) months' Salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this section. In the event a change in control occurs and the Executive is not entitled to six (6) months' Salary pursuant to the Change of Control section above, then the Executive shall continue to be entitled to receive severance payments per this section.

<PAGE e2-2>


Vacation Time:	Merge has implemented a "Paid Time Off Bank" - PTO, approach
		to vacation and sick day accruals. Your PTO bank will accrue at 36 days per year (1.5 days per pay period), which is equivalent to 4 weeks of vacation per year.


Scott - I'm personally very excited about the prospect of you joining
Merge Technologies. We make a great team and I look forward to adding your talent to the organization.


Sincerely,
MERGE TECHNOLOGIES INC.


/s/  Richard A. Linden
-------------------------
                                           Please sign and date indicating
Richard A. Linden			   acceptance of this offer:
President & CEO

Dated:  July 15, 2002			   /s/ Scott T. Veech  July 15, 2002
					   ----------------------------------
					   Scott T. Veech

<PAGE e2-3>

<END OF DOCUMENT>