Form 10KSB/A
period 2002-12-31
MERGE TECHNOLOGIES INC
filed 2003-04-11
CIK 944765

FORM-10-KSB-A
  				  Amendment No. 1

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

	The aggregate market value for the Registrant's stock held by non-affiliates of the Registrant based upon the closing sale price of the common stock on March 28, 2003, as reported on the Nasdaq SmallCap Market, was approximately $46,960,843. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

Transitional Small Business Disclosure Format (check one): Yes       No  X
   							      -----    -----

	The Registrant is filing this Amendment No. 1 to Form 10-KSB for the purpose of revising the information on the cover page relating to the dollar amount of shares of the Registrant held by non-affiliates based upon the closing sale price of the Common Stock on March 28, 2003, as reported on the Nasdaq SmallCap Market, filed incorrectly stating $6.70 versus the appropriate aggregate market value of $46,960,843.


<PAGE 1>


                                   SIGNATURES
				  ------------

	In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					REGISTRANT:

					MERGE TECHNOLOGIES INCORPORATED



					Date:  April 11, 2003
					By:  /s/ Richard A. Linden
					--------------------------------------
					Richard A. Linden
					President and Chief Executive Officer



					Date:  April 11, 2003
					By:  /s/ Scott T. Veech
					--------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					  and Secretary


<PAGE 3>
<END OF DOCUMENT>