Form 10KSB/A
period 2002-12-31
MERGE TECHNOLOGIES INC
filed 2003-05-07
CIK 944765

FORM-10-KSB-A
  				  Amendment No. 2

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

Transitional Small Business Disclosure Format (check one): Yes       No  X
   							      -----    -----

EXPLANATORY NOTE
-----------------

	This Amendment No. 2 to Form 10-KSB amends Item 7 and Item 13 of the Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 2002. The purpose of this amendment is to include additional disclosure for sales of its products and services in Note 8, Concentrations of the Notes to Consolidated Financials Statements and to include an updated consent from KPMG. No other changes have been made to Item 7 or Item 13 as originally filed on March 31, 2003.


<PAGE ii>


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


<PAGE 1>



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



<PAGE 6>

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


<PAGE 7>

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


<PAGE 8>

      			MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


<PAGE 9>

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


<PAGE 10>

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



<PAGE 11>


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


<PAGE 12>

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


<PAGE 13>


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


<PAGE 14>


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


<PAGE 15>


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

<PAGE 16>

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


<PAGE 17>

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


<PAGE 18>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


<PAGE 19>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


<PAGE 20>

                       MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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



<PAGE 21>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
----------------------------------------------------------------------------------------------------------------



(f)  Stock Purchase Plan.

	The Company maintains an employee stock purchase plan which allows employees to purchase stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions Employees contributed $75,658, $70,365, and $31,311 during 2002, 2001, and
2000, respectively, to purchase shares of the Company's common stock under the employee stock purchase plan.

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


<PAGE 22>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	The Company sells it products and services to OEM/VAR's and directly to healthcare facilities. Sales to OEM/VAR's totaled $10,787,000, $10,534,000 and $10,141,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Sales made directly to healthcare facilities totaled $6,264,000, $2,922,000 and $1,095,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Sales from the professional services group totaled $3,735,000, $2,285,000 and $1,377,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

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


<PAGE 23>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


<PAGE 24>



Item 13.	EXHIBITS
-------------------------


23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer and Chief Financial
	Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.


<PAGE 25>

 				    SIGNATURES
				   ------------

	In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					REGISTRANT:

					MERGE TECHNOLOGIES INCORPORATED

Date:   May 7, 2003			By:  /s/  Richard A. Linden
					-------------------------------------
					Richard A. Linden
					President and Chief Executive Officer



Date:   May 7, 2003			By:  /s/  Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					  and Secretary


<PAGE 26>

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


Date:	May 7, 2003


/s/ Richard A. Linden
------------------------------------------
Richard A. Linden, Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is also attached to this report.


<PAGE 27>

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


Date:	May 7, 2003


/s/ Scott T. Veech
---------------------------------------
Scott T. Veech, Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is also attached to this report.


<PAGE 28>

-------------
EXHIBIT 23.1
-------------

 	              CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Merge Technologies Incorporated:


	We consent to the incorporation by reference in the registration statements on Form S-3 (Nos. 333-93965, 333-75900 and 333-100103) and on
Form S-8 (Nos. 333-34884, 333-40832, 333-40882 and 333-100104) of Merge
Technologies Incorporated of our report dated March 28, 2003, with respect to the consolidated balance sheets of Merge Technologies Incorporated as of December 31, 2002 and 2001, and the related statements of operations, shareholders' equity, cash flows and comprehensive income (loss) for each of the years in the three-year period ended December 31, 2002, which report appears in the annual report on Form 10-KSB/A of Merge Technologies Incorporated for the year ended December 31, 2002. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/  KPMG LLP
-------------------------
KPMG LLP

Chicago, Illinois
May 6, 2003


<PAGE 29>

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



Date:	May 7, 2003		By:	/s/  Richard A. Linden
				---------------------------------------
				Richard A. Linden
				Chief Executive Officer




Date:	May 7, 2003		By:	/s/  Scott T. Veech
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


<PAGE 30>
<END OF DOCUMENT>