Form 10-Q
period 2003-03-30
MERGE TECHNOLOGIES INC
filed 2003-05-15
CIK 944765

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                    FORM 10-Q

  	  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2003

  	     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from __________ to __________
                         Commission file number 0-29486

                         Merge Technologies Incorporated
             (Exact name of Registrant as specified in its charter.)

	       Wisconsin 		 	   39-1600938
   (State or other jurisdiction		(IRS Employer Identification No.)
   of incorporation or organization)


                  1126 South 70th Street, Milwaukee, WI  53214-3151
                      (Address of principal executive offices)

                                 (414) 977-4000
                           (Issuer's telephone number)


	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X	     No
   -----       -----

	Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes 	    No  X
						     -----    -----

	As of May 14, 2003, the issuer had 9,862,274 shares of common stock outstanding.

                                      INDEX
				     -------
									  Page
									-------
PART I  FINANCIAL INFORMATION
-------------------------------

Item 1.	Consolidated Financial Statements.................................   1

Item 2.	Management's Discussion and Analysis and Results of Operations....  10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk........  14

Item 4.	Controls and Procedures...........................................  14


PART II  OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings.................................................  15

Item 2.	Changes in Securities.............................................  15

Item 3.	Defaults upon Senior Securities...................................  15

Item 4.	Submission of Matters to a Vote of Security Holders...............  15

Item 5.	Other Information.................................................  15

Item 6.	Exhibits and Reports on Form 8-K..................................  15

	Signatures........................................................  16

	Certification of Chief Executive Officer..........................  17

	Certification of Chief Financial Officer..........................  18

	Exhibit Index.....................................................  19


<PAGE i>


                                     PART I
				    --------


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                            (in thousands, except for share data)


								 March 31,	December 31,
								   2003		    2002
								-----------	-----------
								(Unaudited)

			      ASSETS
Current assets:
 Cash..........................................................	$   6,570	$    4,411
 Accounts receivable, net of allowance for doubtful accounts of
   $273 and $293 at March 31, 2003 and December 31, 2002,
   respectively................................................	    6,125	     7,069
 Unbilled accounts receivable..................................	      282	        79
 Inventory.....................................................	      737	       453
 Prepaid expenses..............................................	      277	       176
 Other current assets..........................................	       42		25
								---------	----------
Total current assets...........................................	   14,033	    12,213
								---------	----------
Property and equipment:
 Computer equipment............................................     3,965	     3,725
 Office equipment..............................................	      509	       501
 Leasehold improvements........................................	      148	       147
								---------	----------
								    4,622	     4,373
  Less accumulated depreciation and amortization...............	    3,641	     3,531
								---------	----------
Net property and equipment.....................................	      981	       842

Purchased and developed software, net of accumulated
  amortization of $5,937 and $5,522 at March 31, 2003 and
  December 31, 2002, respectively..............................	    5,850	     5,703
Intangibles - customer contract, net of accumulated
  amortization of $145 and $97 at March 31, 2003 and December
  31, 2002, respectively.......................................	      821	       869
Long-term accounts receivable..................................	      141	       144
Goodwill.......................................................	    7,406	     7,406
Other..........................................................	       59	        69
								---------	----------
 Total assets..................................................	$  29,291	$   27,246
								=========	==========


                 LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable.............................................. $   1,417	$    1,493
 Current portion of obligations under capital leases...........      ----	         7
 Accrued wages.................................................	      550	       685
 Other accrued liabilities.....................................	      694	       264
 Deferred revenue..............................................	    2,245	     1,892
								---------	----------
Total current liabilities......................................     4,906	     4,341
Notes payable..................................................	      182	       167
Put options related to redeemable common stock.................	      555	     1,038
Other..........................................................	       15	        17
								---------	----------
  Total liabilities............................................	    5,658	     5,563
								---------	----------

Shareholders' equity
 Preferred stock, $0.01 par value:  4,000,000 shares
   authorized; one share issued and outstanding at March 31,
   2003 and December 31, 2002.................................. $    ----	$     ----
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; zero shares issued and outstanding at March 31,
   2003 and December 31, 2002..................................	     ----	      ----
 Series 2 Special Voting Preferred stock, no par value:  one share authorized; one share issued and outstanding at March
   31, 2003 and December 31, 2002..............................	     ----	      ----
 Common stock, $0.01 par value:  30,000,000 shares authorized;
   9,634,466 shares and 9,481,683 shares issued and outstanding
   at March 31, 2003 and December 31, 2002, respectively.......	       96	        95
 Common stock subscribed:  5,021 and 3,542 shares at March 31,
   2003 and December 31, 2002, respectively....................	       29		15
 Additional paid-in capital....................................	   28,558	    28,035
 Common stock subscription receivable..........................	      (25)	       (25)
 Accumulated deficit...........................................	   (4,979)	    (6,295)
 Accumulated other comprehensive loss - cumulative translation
   adjustment..................................................	      (46)	      (142)
								---------	----------
Total shareholders' equity.....................................    23,633	    21,683
								---------	----------
Total liabilities and shareholders' equity..................... $  29,291	$   27,246
								=========	==========


                    See accompanying notes to consolidated financial statements.



<PAGE 1>



                    MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                          (in thousands, except for share data)


  						             Three Months Ended
							          March 31,
							----------------------------
							    2003	    2002
							------------	------------

Net sales..............................................	$      6,117	$      4,535
Cost of sales..........................................	       2,051	       1,788
							------------	------------
Gross profit...........................................	       4,066	       2,747
							------------	------------
Operating costs and expenses:
 Sales and marketing...................................	       1,325	         867
 Product research and development......................	         439	         364
 General and administrative............................	         721	         668
 Depreciation and amortization.........................	         106	         113
							------------	------------
Total operating costs and expenses.....................	       2,591	       2,012
							------------	------------
Operating income.......................................	       1,475	         735
							------------	------------
Other income (expense):
 Interest expense......................................	          (4)	          (7)
 Interest income.......................................	          13	           6
 Other, net............................................	          12	          (9)
							------------	------------
Total other income (expense)...........................	          21	         (10)
							------------	------------
Income before income taxes.............................	       1,496	         725
Income tax expense.....................................	         180	          21
							------------	------------
Net income.............................................	$      1,316	$        704
							============	============

Net income per share - basic...........................	$       0.12	$       0.09
							============	============
Weighted average number of common shares outstanding
   - basic.............................................   10,462,086	   7,079,482
							============	============

Net income per share - diluted.........................	$       0.11	$       0.07
							============	============
Weighted average number of common shares outstanding
   - diluted...........................................   11,238,171	   9,600,168
							============	============


              See accompanying notes to consolidated financial statements.



<PAGE 2>



                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (in thousands)

								    Three Months Ended
									 March 31,
								--------------------------
								   2003	           2002
								----------	----------

Cash flows from operating activities:
 Net income...................................................	$    1,316	$      704

 Adjustments to reconcile net income to net cash provided by operating activities
  Depreciation and amortization...............................	       555	       373
  Amortization of discount on note acquired in merger.........	         4	         3
  Provision for (recoveries of) doubtful accounts receivable..	       (20)	        44

  Change in assets and liabilities:
    Accounts receivable.......................................	       807	      (238)
    Inventory.................................................	      (284)	        38
    Prepaid expenses..........................................	      (101)	      (182)
    Accounts payable..........................................	      (272)	       148
    Accrued wages.............................................	      (140)	      (122)
    Other accrued expenses....................................	       580	        68
    Deferred revenue..........................................	       309	       114
    Other.....................................................	        (3)	        19
								----------	----------
Net cash provided by operating activities.....................	     2,751	       969
								----------	----------

Cash flows from investing activities:
 Leasehold improvements.......................................	        (1)	      ----
 Purchases of property and equipment..........................	      (232)	      (218)
 Development of software......................................	      (468)	      (482)
								----------	----------
Net cash used in investing activities.........................	      (701)	      (700)
								----------	----------

Cash flows from financing activities:
 Proceeds from exercise of stock options......................	        25	        61
 Proceeds from sale of common stock...........................	      ----	         8
 Proceeds from exercise of warrants...........................	      ----	        14
 Proceeds from employee stock purchase plan...................	        28	        20
 Principal payments under capital leases......................		(7)	        (8)
								----------	----------
Net cash provided by financing activities.....................	        46	        95
								----------	----------
Effect of exchange rate changes on cash.......................	        63	      ----
Net increase in cash and cash equivalents.....................	     2,159	       364
Cash, beginning of period.....................................	     4,411	     1,043
								----------	----------
Cash, end of period...........................................	$    6,570	$    1,407
								==========	==========

Supplemental Disclosures of Cash Flow Information:

  Cash paid for income taxes..................................	$       61	$        5
  Cash paid for interest......................................	         1	         3

Non-cash Financing and Investing Activities:

  Payment of preferred stock dividends through issuance of
    common stock..............................................	      ----	        11
  Redemption value related to exchangeable common stock.......	        22	        32


                    See accompanying notes to consolidated financial statements.



<PAGE 3>


         MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited)
                          (in thousands)

					    Three Months Ended
						 March 31,
					--------------------------
					    2003	   2002
					----------	----------

Net income.............................	$    1,316	$      704
Accumulated other comprehensive income
  (loss) - cumulative translation
  adjustment...........................	        97	        (2)
					----------	----------
Comprehensive net income...............	$    1,413	$      702
					==========	==========

    See accompanying notes to consolidated financial statements.


<PAGE 4>

               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited and in thousands, except for share data)


(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

	The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-KSB of Merge Technologies Incorporated, a Wisconsin corporation dba Merge eFilm, and its subsidiaries and affiliates (the "Company" or "Merge eFilm").

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

	The Company maintains two stock-based employee compensation plans and one director option plan. The Company applies the provisions of the SFAS 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended ("SFAS No. 148"), which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

	The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been decreased in the three months ended
March 31, 2003 and 2002 to the pro forma amounts indicated below:


						  Three Months ended March 31,
						      2003	    2002
						   ----------	-----------

Net income, as reported..........................  $    1,316	$       704
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax benefits.....	 (133)	        (47)
						   ----------	-----------
Pro forma net income.............................  $    1,183	$       657
						   ==========	===========

Earnings per share:

 Basic - as reported.............................  $     0.12	$      0.09
						   ==========	===========
 Basic - pro forma...............................  $     0.11   $      0.08
						   ==========	===========
 Diluted - as reported...........................  $     0.11   $      0.07
						   ==========	===========
 Diluted - pro forma.............................  $     0.10   $      0.06
						   ==========	===========


<PAGE 5>


(2)	GOODWILL AND OTHER INTANGIBLES

	Goodwill is the Company's only unamortized intangible asset. There were no changes to the carrying amount of goodwill or amortizable intangibles during the three months ended March 31, 2003.

	The Company's intangible assets, other than internally developed software, subject to amortization are summarized as follows:


						March 31, 2003
						(in thousands)

				   Weighted
				    Average
				   Remaining	   Gross
				 Amortization    Carrying	Accumulated
				Period (Years)	  Amount	Amortization
				--------------	---------	------------

	Purchased software	     2.7	   1,418	        (277)
	Customer contracts	     4.3	     966	        (145)
						---------	------------
	Total			     3.1	   2,384	        (422)
						=========	============


	Amortization expense was $122 for the three months ended March 31, 2003. Estimated aggregate amortization expense for each of the next five years is as follows (in thousands):

		For the remaining nine months:	2003	$  366
		For the year ended:		2004	$  481
						2005	$  444
						2006	$  432
						2007	$  216


(3)	INCOME PER SHARE

	Basic earnings per share are computed by dividing income available to common shareholders by the weighted- average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of the Company's common stock. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002.


	(in thousands, except for share data)
	  						   March  31,
						  --------------------------
						      2003	    2002
						  ------------	------------

Numerator:

Net income......................................  $      1,316	$        704
Preferred stock dividends.......................	  ----           (11)
Accretion of redemption value related to
 Interpra exchangeable shares...................	   (22)	         (32)
Allocation of income to Interpra exchangeable
 shares.........................................	   (28)	         (34)
						  ------------	------------
Numerator for net income per share - basic......  $      1,266	$        627
						  ------------	------------

Adjustment for effect of assumed conversion
 of preferred stock.............................	  ----	          11
						  ------------	------------
Numerator for net income per share - diluted....  $      1,266	$        638
						  ------------	------------


<PAGE 6>

              MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited and in thousands, except for share data


Denominator:

Weighted average number of shares of common stock
 and participating securities outstanding.......    10,462,086 	   7,079,482
						  ------------	------------

Effect of convertible preferred stock...........	  ----	     637,236
Effect of stock options.........................       682,762	   1,147,339
Effect of warrants..............................	93,323	     736,111
						  ------------	------------
Denominator for net income per share - diluted..    11,238,171	   9,600,168
						  ------------	------------

Net income per share - basic....................  $       0.12  $       0.09
Net income per share - diluted..................  $       0.11	$       0.07


	For the three months ended March 31, 2003 and 2002, 178,700 and 188,816, respectively, weighted average options and warrants to purchase shares of the Company's common stock had exercise prices greater than the average market price of the shares of common stock.


(4)	ACQUISITIONS

	In May of 2002, the Company acquired certain assets of Aurora, pursuant to an Asset Acquisition Agreement dated April 18, 2002. On June 28, 2002, the Company acquired all the outstanding capital stock of eFilm pursuant to a Stock Acquisition Agreement dated April 15, 2002.

	The acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired businesses are included in the consolidated balance sheet as of March 31, 2003. The accompanying consolidated statement of operations for the three months ended March 31, 2003, include the results of operations for Aurora operations and the results of operations for eFilm operations. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to goodwill are not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment, and written-off when impaired. The following is a summary of purchase consideration for the acquisition:


					Aurora		eFilm
Form of  Consideration			Fair Value	Fair Value
------------------------------------------------------------------

Cash.................................	$      100	$     ----
93,901 shares of common stock........	       792	      ----
1,000,000 eFilm exchangeable shares..	      ----	     7,737
Vested stock options.................	      ----	       437
Transaction costs....................	        25	       223
					----------	----------
TOTAL:					$      917	$    8,397
					==========	==========


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


<PAGE 7>


               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited and in thousands, except for share data)


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

	The total purchase considerations of approximately $917 and $8,397 was allocated to the fair value of the net assets acquired as follows
(in thousands):

					   Aurora	   eFilm
					-----------	-----------
Current assets.........................	$        59	$       403
Other assets...........................	         29	         44
Purchased and developed technologies...	         85	      1,193
Purchased contracts....................	       ----	        966
Goodwill...............................	        744	      6,306
In-process research and development....	       ----	        148
Liabilities assumed....................	       ----	       (663)
					-----------	-----------
Total consideration:...................	$       917	$     8,397
					===========	===========


	The value assigned to acquire in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. The Company estimated the fair value of the eFilm eRis (eRIS) project to be $148. Accordingly, this amount was immediately expenses in the consolidated statement of income upon the acquisition date.

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

	Of the amounts allocated to goodwill in the acquisitions of eFilm and Aurora, $6,306 and $744, respectively, the $6,306 relating to the eFilm transaction will not be deductible for federal income tax purposes, and the $744 relating to the Aurora transaction will be deductible for federal income tax purposes.

	Additionally, in the Aurora acquisition, the Company assumed an operating lease obligation for office space located in the Chicago, Illinois metropolitan area. The aggregate minimum lease payment assumed amounted to $122. In October of 2002, the Company terminated the operating lease acquired in the Aurora acquisition. The total cost to terminate the lease was $14.


<PAGE 8>


               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Unaudited and in thousands, except for share data)


	The following unaudited pro forma information shows the results of operations of the Company for the three months ended March 31, 2002, as if the business combinations had occurred at the beginning of the period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

			Three Months ended March 31, 2002
		        (in thousands, except share data)

	Revenue..................................	$     5,323
	Net income...............................	        625

	Earnings per share:
		Basic............................	$      0.07
		Diluted..........................	$      0.06


<PAGE 9>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF PLAN OF OPERATIONS


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
-------------------------------------------

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

OVERVIEW
---------

	Merge eFilm is in the business of integrating digital radiology images and information into healthcare enterprise networks, and providing software solutions that manage diagnostic imaging workflow processes. Merge eFilm solutions and services improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes.
The Company delivers this tangible value to healthcare facilities of all sizes, but it specifically targets small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers. The Company offers modular, cost effective software solutions that improve its customers' image and information management and radiology workflow. The Company's product and service offerings are commonly categorized as PACS and Radiology Information Systems ("RIS"). The Company believes the combination of PACS and RIS define the breadth and depth of integrated radiology workflow, with the added value of enterprise image and information access. This broader definition is the Company's focus and the manner in which our solutions are positioned to our target market.

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


<PAGE 10>


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


RESULTS OF OPERATIONS
----------------------
(in thousands)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

NET SALES.

	Net sales increased 35% to $6,117 in the three months ended March 31, 2003 from $4,535 three months ended March 31, 2002. Net sales of products and software made directly to healthcare facilities decreased 8% to $1,157 in the three months ended March 31, 2003 from $1,264 in the three months ended March 31, 2002. Net sales in the three months ended March 31, 2003 were reduced buy a $430 provision for a sales return from one customer related to a sale made in 2002. Net sales to OEM/VARs and dealers increased 22% to $3,154 in the three months ended March 31, 2003 from $2,588 in the three months ended March 31, 2002. The Company anticipates continued growth in the OEM/VAR group, although at a lower rate than sales made directly to healthcare facilities and the professional services group. Net sales from the professional services group increased 164% to $1,806 in the three months ended March 31, 2003 from $683 in the three months ended March 31, 2002. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the revenue related to the acquisition of eFilm Medical Inc. ("eFilm") completed in June of 2002.
The Company anticipates net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, the Company believes information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the Merge eFilm suite of products, the Company anticipates sales for the remainder of 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided related to these customers.

COST OF SALES.

	Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percentage of net sales to 16% in the three months ended March 31, 2003 from 26% in the three months ended March 31, 2002. This decrease in the cost of purchased components as a percentage of net sales, is primarily due to the Company's sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs. Service costs associated with revenues increased to $605 in the three months ended March 31, 2003 from $356 in the three months ended March 31, 2002. The increase is due to the Company's acquisition of eFilm and additional service department staff. Amortization of purchased and developed software increased to $462 or 8% of net sales in the three months ended March 31, 2003 from $260 or 6% of net sales in the three months ended March 31, 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of eFilm.


<PAGE 11>


	As a result of the eFilm acquisition on June 28, 2002, the Company has presented costs associated with service revenues as a component of cost of sales. The prior year presentation has been reclassified to conform to the current year presentation.

GROSS PROFIT.

	Gross profit increased 48% to $4,066 in the three months ended March
31, 2003 from $2,747 in the three months ended March 31, 2002. As a percentage of net sales, gross profit increased to 66% of net sales in the three months ended March 31, 2003 compared to 61% in the three months ended March 31, 2002. The Company implemented a number of initiatives to improve gross profit in 2002, including the acquisition of eFilm, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications. The Company anticipates these initiatives will continue to slightly increase overall margins in 2003.

SALES AND MARKETING.

	Sales and marketing expense increased 53% to $1,325 in the three months ended March 31, 2003 from $867 in the three months ended March 31, 2002. The increase is the result of the Company's objective to invest in sales and marketing activities and staff count in order to grow net sales.

PRODUCT RESEARCH AND DEVELOPMENT.

	Research and development expense increased 21% to $439 in the three months ended March 31, 2003 from $364 in three months ended March 31, 2002. The Company anticipates research and development costs will continue to increase in 2003 as the Company increases its new product development, particularly related to developing its Fusion application modules, including RIS functionality. Capitalization of software development costs decreased $14 to $468 in the three months ended March 31, 2003 from $482 in the three months ended March 31, 2002.

GENERAL AND ADMINISTRATIVE.

	General and administrative expense increased 8% to $721 in the three months ended March 31, 2003 from $668 in the three months ended March 31, 2002. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.

DEPRECIATION AND AMORTIZATION.

	Depreciation and amortization expense decreased 6% or $7 to $106 in the three months ended March 31, 2003 from $113 in the three months ended March 31, 2002. The decrease is due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This is net of amortization of capitalized software, which is a component of cost of sales.

OTHER INCOME, EXPENSE.

	The Company's interest expense decreased to $4 in the three months ended March 31, 2003 from $7 in three months ended March 31, 2002, and interest income was $13 compared to interest income of $6 in three months ended March 31, 2002. The increase in interest income was relatively small compared to the increase in the Company's cash balance due to declining interest rates. Other income, net, was $12 in the three months ended March 31, 2003 compared to other expense, net in the three months ended March 31, 2002 of $9. The increase in other income, net is due primarily to unrealized foreign exchange gains and losses.


<PAGE 12>


INCOME TAXES.

	The Company recorded income tax expense of $180 in the three months ended March 31, 2003 and $21 in the three months ended March 31, 2002. The Company anticipates becoming a taxpayer in 2003 and has continued utilizing its remaining net operating loss carryforwards to offset income tax liabilities. The Company has estimated its domestic and international effective rate to be 12%, which has been applied to the three month period ended March 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
(in thousands)

OPERATING CASH FLOWS.

	Cash provided by operating activities was $2,751 in the in the three months ended March 31, 2003. The Company's positive operating cash flow in the three months ended March 31, 2003 was due primarily to its net income of $1,316, depreciation and amortization expense of $555, a decrease of $807 in accounts receivable and a $309 increase in deferred revenue, offset by a decrease of $272 in accounts payable. Accounts receivable and deferred revenue increases are a direct result of the increase in net sales.

	The total days sales outstanding for the three months ended March 31, 2003, improved to 97 days compared to 130 days for the year ended December 31, 2002. The decrease in days sales outstanding is attributed to the collection of receivables from healthcare facilities in 2003.

INVESTING CASH FLOWS.

	Cash used in investing activities was $701 in the three months ended March 31, 2003, due primarily to cash outflows for capitalized software development costs of $468 and purchases of capital equipment of $232. The Company expects to continue to invest in software development projects that will continue to accelerate sales.

FINANCING CASH FLOWS.

	Cash provided by financing activities was $46 in the three months ended March 31, 2003. The Company received net proceeds of $25 from employee and director stock option exercises and $28 from purchases of common stock under its employee stock purchase plan.

	Total outstanding commitments at March 31, 2003 were as follows:


							        Less than 1
	Contractual Obligations			  Total	 	   Year	       1 - 3 Years
	-----------------------------------------------------------------------------------

	Long Term Debt.......................	$     204	$     ----	$    204
	Operating Leases.....................	      928	       396	     532
						---------	----------	--------
	Total Contractual Cash Obligations...	$   1,132	$      396	$    736
						=========	==========	========


	The Company also has a liability recorded of $555 for put options on the remaining 138,731 of 420,000 Interpra exchangeable shares, which may be exercised for a price of $4.50 per share during the period from August 31, 2004, until September 30, 2004.

	In December 2002, the Company negotiated a new revolving line of credit agreement with its bank, increasing its line to $5,000 effective December 30, 2002, and maturing December 30, 2005. The interest rate on the line of credit is a variable rate that is equal to the prime rate as published in the Wall Street Journal, less 0.75 percentage points and is collateralized by the Company's assets. At March 31, 2003, the loan's interest rate was 3.50%. Availability under the new line of credit is subject to a borrowing base consisting of 50% of inventory balances under $2,000, 80% of qualified accounts


<PAGE 13>


receivable under 90 days and 100% of the Company's depository cash balances held at the bank if borrowings exceed the existing base of inventory and qualified accounts receivable. Under the formula, $5,000 was calculated to be available at March 31, 2003. No amounts were outstanding on the line of credit as of March 31, 2003.

	The Company does not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

	The Company believes that existing cash, together with the availability under its revolving credit agreement and future cash flows from operations will be sufficient to execute the business plan in 2003. However, any projections of future cash inflows and outflows are subject to uncertainty. In 2003, it may be necessary to raise additional capital for activities necessary to meet the Company's business objectives or its long-term liquidity needs. If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not Applicable


ITEM 4.	CONTROLS AND PROCEDURES

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


<PAGE 14>


                                     PART II
				    ---------


ITEM 1.	LEGAL PROCEEDINGS

	None.


ITEM 2.	CHANGES IN SECURITIES


	In the three months ended March 31, 2003, the Company sold no shares of its common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act").


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.


ITEM 5.	OTHER INFORMATION

	None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)	Exhibits

		See Exhibit Index.

(b)	No reports on Form 8-K were filed during the first fiscal quarter.


<PAGE 15>


                                     SIGNATURES
				    ------------

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


			MERGE TECHNOLOGIES INCORPORATED


May 15, 2003	By:	/s/ Richard A. Linden
			--------------------------------------
			Richard A. Linden
			President and Chief Executive Officer




May 15, 2003	By:	/s/ Scott T. Veech
			--------------------------------------
			Scott T. Veech
			Chief Financial Officer, Treasurer and
			  Secretary (Principal Financial Officer
			  and Principal Accounting Officer)

<PAGE 16>


                                   CERTIFICATION
				  ---------------

     	     Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

	I, Richard A. Linden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merge
	Technologies Incorporated;

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

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

	a)	all significant deficiencies in the design or operation of
		internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the Registrant's internal controls; and

6.	The Registrant's other Certifying Officer and I have indicated in this
	quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003


/s/ Richard A. Linden
-------------------------------------------
Richard A. Linden, Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 17>


                                   CERTIFICATION
				  ---------------

     	     Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

	I, Scott T. Veech, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merge
	Technologies Incorporated;

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

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

	a)	all significant deficiencies in the design or operation of
		internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the Registrant's internal controls; and

6.	The Registrant's other Certifying Officer and I have indicated in this
	quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 15, 2003


/s/ Scott T. Veech
----------------------------------------
Scott T. Veech, Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 18>


                                    EXHIBIT INDEX
				   ---------------

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
	Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997 (1), Supplemental Office Space Lease dated January 30, 1999 (2), Supplemental Office Space Lease for 1126 West Allis Operating Associates Limited Partnership dated April 11, 2000 (4) and Second Amendment to Lease dated January 11, 2002, between Registrant and 1126 West Allis Operating Associates, Limited Partnership (7)

10.8	1999 Stock Option Plan For Directors (1)

10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan (5)

10.10	Loan Agreement dated as of December 30, 2002, by and between Registrant
	and Lincoln State Bank (8)

10.11	Employment Agreement entered into as of July 15, 2002, between
	Registrant and Scott T. Veech (8)

99.1	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

-------------------------

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

(8)	Incorporated by reference to Annual Report on Form 10-KSB for the fiscal
	year ended December 31, 2002.


<PAGE 19>


--------------
EXHIBIT 99.1
--------------


    CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

        Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes - Oxley Act of 2002

	In connection with the Quarterly Report on Form 10-Q of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the quarterly period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

	(1)	The Report fully complies with the requirements of Section
		13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	the information contained in the Report fairly presents, in
		all material respects, the financial condition and results of operations of the Company.



Date:	May 15, 2003		By:	/s/ Richard A. Linden
					--------------------------
					Richard A. Linden
					Chief Executive Officer



Date:	May 15, 2003		By:	/s/ Scott T. Veech
					--------------------------
					Scott T. Veech
					Chief Financial Officer


	This certification accompanies the Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes - Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

	See also the certification pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, which is included in this quarterly report on Form 10-Q.

<PAGE 20>
<END OF DOCUMENT>