Form 10-Q/A
period 2003-03-31
MERGE TECHNOLOGIES INC
filed 2003-05-16
CIK 944765

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                    FORM 10-Q
				  AMENDMENT NO. 1

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

EXPLANATORY NOTE
-----------------

	This Amendment No. 1 to Form 10-Q is filed to amend the Net Sales section of Management's Discussion and Analysis of Financial Condition and Results of Operation, Results of Operations. No other changes are being made to our Form 10-Q as originally filed on May 15, 2003.


<PAGE 1>


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


RESULTS OF OPERATIONS
----------------------
(in thousands)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

NET SALES.

	Net sales increased 35% to $6,117 in the three months ended March 31, 2003 from $4,535 three months ended March 31, 2002. Net sales of products and software made directly to healthcare facilities increased 6% to $1,338 in the three months ended March 31, 2003 from $1,264 in the three months ended March 31, 2002. Net sales in the three months ended March 31, 2003 were reduced buy a $430 provision for a sales return from one customer related to a sale made in 2002. Net sales to OEM/VARs and dealers increased 32% to $3,422 in the three months ended March 31, 2003 from $2,588 in the three months ended March 31, 2002. The Company anticipates continued growth in the OEM/VAR group, although at a lower rate than sales made directly to healthcare facilities and the professional services group. Net sales from the professional services group increased 99% to $1,357 in the three months ended March 31, 2003 from $683 in the three months ended March 31, 2002. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the revenue related to the acquisition of eFilm Medical Inc. ("eFilm") completed in June of 2002.
The Company anticipates net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, the Company believes information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the Merge eFilm suite of products, the Company anticipates sales for the remainder of 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided related to these customers.

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

	In December 2002, the Company negotiated a new revolving line of credit agreement with its bank, increasing its line to $5,000 effective December 30, 2002, and maturing December 30, 2005. The interest rate on the line of credit is a variable rate that is equal to the prime rate as published in the Wall Street Journal, less 0.75 percentage points and is collateralized by the Company's assets. At March 31, 2003, the loan's interest rate was 3.50%. Availability under the new line of credit is subject to a borrowing base consisting of 50% of inventory balances under $2,000, 80% of qualified accounts receivable under 90 days and 100% of the Company's depository cash balances held at the bank if borrowings exceed the existing base of inventory and qualified accounts receivable. Under the formula, $5,000 was calculated to be available at March 31, 2003. No amounts were outstanding on the line of credit as of March 31, 2003.

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


			MERGE TECHNOLOGIES INCORPORATED


May 16, 2003	By:	/s/ Richard A. Linden
			--------------------------------------
			Richard A. Linden
			President and Chief Executive Officer




May 16, 2003	By:	/s/ Scott T. Veech
			--------------------------------------
			Scott T. Veech
			Chief Financial Officer, Treasurer and
			  Secretary (Principal Financial Officer
			  and Principal Accounting Officer)

<END OF DOCUMENT>