Form 10-Q
period 2003-06-30
MERGE TECHNOLOGIES INC
filed 2003-08-14
CIK 944765

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                     FORM 10-Q

	  X  	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2003

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
Yes  X	   No
    ----      ----

	Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes X	No

	As of August 13, 2003, the issuer had 12,151,664 shares of common stock outstanding.

                                      INDEX
				     -------

								      Page
								     ------
PART I	FINANCIAL INFORMATION
------------------------------


Item 1.	Financial Statements.........................................    1

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations..........................	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...	17

Item 4.	Controls and Procedures......................................	17


PART II	OTHER INFORMATION
--------------------------

Item 1.	Legal Proceedings............................................	18

Item 2.	Changes in Securities and Use of Proceeds....................	18

Item 3.	Defaults upon Senior Securities..............................	18

Item 4.	Submission of Matters to a Vote of Security Holders..........	18

Item 5.	Other Information............................................	19

Item 6.	Exhibits and Reports on Form 8-K............................. 	19

	Signatures................................................... 	20

	Exhibit Index................................................ 	21


<PAGE i>


                                      PART I
				     --------

ITEM 1.  FINANCIAL STATEMENTS
------------------------------



                       MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                            (in thousands, except for share data)

								    June 30,   December 31,
								      2003	   2002
								   ---------	---------
								  (Unaudited)


                               ASSETS
Current assets:
 Cash............................................................  $   9,150	$   4,411
 Accounts receivable, net of allowance for doubtful accounts of
  $292 and $293 at June 30, 2003 and December 31, 2002,
  respectively...................................................      5,572	    7,069
 Unbilled accounts receivable....................................	 344	       79
 Inventory.......................................................	 828	      453
 Prepaid expenses................................................	 410          176
 Other current assets............................................	  29	       25
								   ---------	---------
Total current assets.............................................     16,333	   12,213
								   ---------	---------

Property and equipment:
 Computer equipment..............................................      4,170	    3,725
 Office equipment................................................	 517	      501
 Leasehold improvements..........................................	 171	      147
								   ---------	---------
								       4,858	    4,373

 Less accumulated depreciation and amortization..................      3,767	    3,531
								   ---------	---------
Net property and equipment.......................................      1,091	      842

Purchased and developed software, net of accumulated amortization of $6,341 and $5,522 at June 30, 2003 and December 31, 2002,
 respectively....................................................      6,144	    5,703
Intangibles - customer contracts, net of accumulated amortization of $193 and $97 at June 30, 2003 and December 31, 2002,
 respectively....................................................	 773	      869
Long-term accounts receivable....................................	 123	      144
Goodwill.........................................................      7,377	    7,406
Other............................................................	  51	       69
								   ---------	---------
 Total assets....................................................  $  31,892	$  27,246
								   =========	=========

                  LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
 Accounts payable................................................  $     710	$   1,493
 Current portion of obligations under capital leases.............	----	        7
 Accrued wages...................................................	 865	      685
 Other accrued liabilities.......................................	 688	      264
 Deferred revenue................................................      2,551	    1,892
								   ---------	---------
Total current liabilities........................................      4,814	    4,341
Notes payable....................................................        203	      167
Put options related to redeemable common stock...................	 280	    1,038
Other............................................................	  52	       17
								   ---------	---------
 Total liabilities...............................................      5,349	    5,563
								   ---------	---------

Shareholders' equity
 Preferred stock, $0.01 par value:  4,000,000 shares authorized;
  one share issued and outstanding at June 30, 2003 and
  December 31, 2002..............................................  $    ----	$    ----
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; zero shares issued and outstanding at June 30,
  2003 and December 31, 2002.....................................	----	     ----
 Series 2 Special Voting Preferred stock, no par value:  one share authorized; one share issued and outstanding at June 30,
  2003 and December 31, 2002.....................................	----	     ----
 Common stock, $0.01 par value:  30,000,000 shares authorized;
  10,132,775 shares and 9,481,683 shares issued and outstanding
  at June 30, 2003 and December 31, 2002, respectively...........	 101	       95
 Common stock subscribed:  5,544 and 3,542 shares at June 30,
  2003 and December 31, 2002, respectively.......................	  33	       15
 Additional paid-in capital......................................     29,878	   28,035
 Common stock subscription receivable............................	----	      (25)
 Accumulated deficit.............................................     (3,579)	   (6,295)
 Accumulated other comprehensive loss - cumulative translation
  adjustment.....................................................	 110	     (142)
								   ---------	---------
Total shareholders' equity.......................................     26,543	   21,683
								   ---------	---------
Total liabilities and shareholders' equity.......................  $  31,892	$  27,246
								   =========	=========

                          See accompanying notes to financial statements.


<PAGE 1>



                            MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                 (in thousands, except for share data)


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2003	    2002	    2003	    2002
					 -----------	-----------	------------	-----------

Net sales............................... $     6,434	$     4,183	$     12,552	$     8,718
Cost of sales...........................       1,628	      1,629	       3,680	      3,417
					 -----------	-----------	------------	-----------
Gross profit............................       4,806	      2,554	       8,872	      5,301
					 -----------	-----------	------------	-----------
Operating costs and expenses:
 Sales and marketing....................       1,477	        899	       2,802	      1,766
 Product research and development.......	 397		350	         836	        714
 General and administrative.............	 865	        480	       1,587	      1,149
 Depreciation and amortization..........	 117		119		 223	        232
 Acquired in-process research and
  development...........................	----		148	        ----	        148
					 -----------	-----------	------------	-----------
Total operating costs and expenses......       2,856	      1,996	       5,448	      4,009
					 -----------	-----------	------------	-----------
Operating income........................       1,950	        558	       3,424	      1,292
					 -----------	-----------	------------	-----------
Other income (expense):
 Interest expense.......................	  (4)	         (5)		  (8)		(12)
 Interest income........................	  12	         10	          25	         16
 Other, net.............................	(249)		 51	        (236)		 42
					 -----------	-----------	------------	-----------
Total other income (expense)............	(241)		 56	        (219)		 46
					 -----------	-----------	------------	-----------
Income before income taxes..............       1,709	        614	       3,205	      1,338
Income tax expense......................	 309	         14	         489	         34
					 -----------	-----------	------------	-----------
Net income.............................. $     1,400	$       600	$      2,716	$     1,304
					 ===========	===========	============	===========


Net income per share - basic............ $      0.13	$      0.07	$       0.25	$      0.16
					 ===========	===========	============	===========
Weighted average number of common
 shares outstanding - basic.............  10,762,195	  7,751,870	  10,612,970	  7,415,664
					 ===========	===========	============	===========

Net income per share - diluted.......... $      0.12	$      0.06	$       0.23	$      0.12
					 ===========	===========	============	===========
Weighted average number of common shares
   outstanding - diluted................  11,677,051	  9,910,400	  11,479,134	  9,740,228
					 ===========	===========	============	===========


                                See accompanying notes to financial statements.



<PAGE 2>


                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                          (in thousands)

							              Six Months Ended
							                  June 30,
								----------------------------
							            2003	    2002
								-----------	------------
Cash flows from operating activities:
 Net income...................................................	$     2,716	$      1,304

Adjustments to reconcile net income to net cash provided by
  operating activities:
 Depreciation and amortization................................ 	      1,107	         759
 Amortization of discount on note acquired in merger..........	          7	           6
 Issuance of stock for services rendered......................	       ----	          15

 Change in assets and liabilities:
   Accounts receivable, net...................................	      1,361	          24
   Inventory..................................................	       (375)		 (48)
 Prepaid expenses.............................................	       (231)	        (159)
 Accounts payable.............................................	       (844)	         260
 Accrued wages................................................	        165	        (265)
 Other accrued expenses.......................................	         27	           8
 Deferred revenue.............................................	        553	         298
 Other........................................................	        438	          (1)
								-----------	------------
Net cash provided by operating activities.....................	      4,924	       2,201
								-----------	------------

Cash flows from investing activities:
 Acquisitions of business, net of cash acquired...............	       ----	          80
 Leasehold improvements.......................................          (22)	        ----
 Purchases of property and equipment..........................	       (418) 	        (308)
 Capitalized software development.............................	     (1,004)	        (863)
								-----------	------------
Net cash used in investing activities.........................	     (1,444)	      (1,091)
								-----------	------------

Cash flows from financing activities:
 Proceeds from notes receivable from related party............	         25	        ----
 Proceeds from exercise of stock options......................	      1,046	         694
 Proceeds from exercise of warrants...........................	       ----	       1,118
 Proceeds from employee stock purchase plan...................	         61	          40
 Principal payments under capital leases......................	         (7)	         (15)
								-----------	------------
Net cash provided by financing activities.....................	      1,125	       1,837
								-----------	------------
Effect of exchange rate changes on cash.......................	        134	           3
Net increase in cash and cash equivalents.....................	      4,739	       2,950
Cash, beginning of period.....................................	      4,411	       1,043
								-----------	------------
Cash, end of period...........................................	$     9,150	$      3,993
								===========	============


Supplemental Disclosures of Cash Flow Information:

 Cash paid for income taxes...................................	$       146	$       ----
 Cash paid for interest.......................................	$         1	$          6

Non-cash Financing and Investing Activities:

 Payment of preferred stock dividends through issuance of
  common stock................................................	$      ----	$         11
 Common stock issued for acquisitions.........................  $      ----	$        792
 Redemption value related to exchangeable common stock........	$        33	$         54


                              See accompanying notes to financial statements.



<PAGE 3>


                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)
                                               (in thousands)


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2003	    2002	    2003	    2002
					 -----------	-----------	------------	-----------

Net income............................	 $     1,400	$       600	$      2,716	$     1,304
Accumulated other comprehensive
 income - cumulative translation
 adjustment...........................	         155	         34		 252	         31
					 -----------	-----------	------------	-----------
Comprehensive net income..............	 $     1,555	$       634	$      2,968	$     1,335
					 ===========	===========	============	===========

                                 See accompanying notes to financial statements.


<PAGE 4>


                          MERGE TECHNOLOGIES INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

	Our accompanying unaudited consolidated financial statements of reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations.

	As a result of the eFilm Medical Inc. ("eFilm") acquisition on June 28, 2002, we have presented costs associated with service revenues as a component of cost of sales. Where appropriate, certain items relating to the prior years have been reclassified to conform to the presentation in the current period.

	We maintain two stock-based employee compensation plans and one director option plan. We apply the provisions of the SFAS 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended ("SFAS No. 148"), which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provision of APB Opinion No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

	We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of the grant. Had we determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, our net income would have been decreased in the three and six months ended June 30, 2003 and 2002 to the pro forma amounts indicated below:


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2003	    2002	    2003	    2002
					 -----------	-----------	------------	-----------

Net income, as reported................	 $     1,400	$       600	$      2,716	$     1,304
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax benefits...........	        (253)	        (64)	        (386)	       (111)
Pro forma net income...................	 $     1,147	$       536	$      2,330	$     1,193

Earnings per share:
 Basic - as reported...................	 $      0.13	$      0.07	$       0.25	$      0.16
 Basic - pro forma.....................	 $      0.10	$      0.06	$       0.21	$      0.15

 Diluted - as reported.................	 $      0.12	$      0.06	$       0.23	$      0.12
 Diluted - pro forma...................	 $      0.10    $      0.05     $       0.20    $      0.12



<PAGE 5>


                          MERGE TECHNOLOGIES INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 (2)	GOODWILL AND OTHER TANGIBLES

	Goodwill is our only unamortized intangible asset. Goodwill decreased mainly due to finalization of the Scientific Research and Experimental Research Credit ("SR&ED") received by eFilm. There were no changes to the carrying amount of amortizable intangibles during the six months ended June 30, 2003.

	Our intangible assets, other than internally developed software, subject to amortization, are summarized as follows:


					        June 30, 2003
					        (in thousands)
				---------------------------------------------
				   Weighted
				    Average
				   Remaining	  Gross
				 Amortization	 Carrying	Accumulated
				Period (Years)	  Amount	Amortization
				-------------	----------	-------------

	Purchased software	     3.6	$   1,418	$       (375)
	Customer contracts	     4.0	$     966	$       (193)
						----------	-------------
	Total			     3.8	$   2,384	$       (568)
						==========	=============

	Amortization expense was $122 and $7 in the three months ended June 30, 2003 and 2002, respectively, and $244 and $14 in the six months ended June 30, 2003 and 2002, respectively. Estimated aggregate amortization expense for each of the next five years is as follows (in thousands):

	For the remaining six months:	2003	$  244
	For the year ended:		2004	$  481
					2005	$  444
					2006	$  432
					2007	$  216

(3)	INCOME PER SHARE

	Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of our common stock. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002.

                                                     (in thousands, except for share data)


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2003	    2002	    2003	    2002
					 -----------	-----------	------------	-----------

Numerator:

Net income.............................  $     1,400	$       600	$      2,716	$     1,304
Preferred stock dividends..............	        ----	         (9)	        ----	        (20)
Accretion of redemption value related
 to Interpra exchangeable shares.......	         (12)		(23)	         (33)	        (54)
Allocation of income to Interpra
 exchangeable shares...................	         (17)		(22)	         (48)	        (55)
					 -----------	-----------	------------	-----------
Numerator for net income per share -
 basic.................................	 $     1,371	$       546	$      2,635	$     1,175
					 -----------	-----------	------------	-----------

Adjustment for effect of assumed
 conversion of preferred stock.........	        ----	          9		----	         20
					 -----------	-----------	------------	-----------
Numerator for net income per share -
 diluted...............................	 $     1,371	$       555	$      2,635	$     1,195
					 -----------	-----------	------------	-----------

<PAGE 6>


                          MERGE TECHNOLOGIES INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Denominator:

Weighted average number of shares of
 common stock and participating
 securities outstanding................	  10,762,195	  7,751,870	  10,612,970	  7,415,664
					 -----------	-----------	------------	-----------
Effect of convertible preferred stock..	        ----	    555,869	        ----	    596,328
Effect of stock options................	     857,476	  1,062,779	     788,230	  1,155,378
Effect of warrants.....................	      57,379	    539,882	      77,934	    572,858
					 -----------	-----------	------------	-----------
Denominator for net income per share -
 diluted...............................	  11,677,051	  9,910,400	  11,479,134	  9,740,228
					 -----------	-----------	------------	-----------


Net income per share - basic...........	 $      0.13 	$      0.07 	$       0.25	$      0.16

Net income per share - diluted.........	 $      0.12	$      0.06 	$       0.23	$      0.12



	For the three months ended June 30, 2003 and 2002, 15,769 and 1,062,779, respectively, weighted average options and warrants to purchase shares of the our common stock had exercise prices greater than the average market price of the shares of common stock.

	For the six months ended June 30, 2003 and 2002, 7,928 and 1,155,378, respectively, weighted average options and warrants to purchase shares of our common stock had exercise prices greater than the average market price of the shares of common stock.


(4)	ACQUISITIONS

	In May 2002, we acquired certain assets of Aurora Technologies, Inc. ("Aurora") pursuant to an Asset Acquisition Agreement dated April 18, 2002. On June 28, 2002, we acquired all the outstanding capital stock of eFilm pursuant to a Stock Acquisition Agreement dated April 15, 2002.

	The acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for Aurora, acquired on May 28, 2002, and for eFilm, acquired on June 28, 2002 since the respective acquisition dates. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts allocated to goodwill are not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment, and written-off when impaired. The following is a summary of purchase consideration for the acquisitions:

					  Aurora	  eFilm
Form of  Consideration			Fair Value	Fair Value
-------------------------------------------------------------------
Cash.................................	$      100	$     ----
93,901 shares of common stock........	       792	      ----
1,000,000 eFilm exchangeable shares..	      ----	     7,737
Vested stock options.................	      ----	       437
Transaction costs....................	        25	       186
					----------	----------
TOTAL:					$      917      $    8,360
					==========	==========

	The fair value of shares issued to Aurora was determined to be $8.43 per share or equal to the closing price of our common stock as of May 17, 2002. The fair values of exchangeable shares issued in the eFilm acquisition was determined using a three-day average $7.736 closing price of our common stock after signing the definitive agreement.


<PAGE 7>


                          MERGE TECHNOLOGIES INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	We paid a significant premium above eFilm's tangible and intangible assets principally for two reasons: eFilm's knowledge of our software products through the joint development projects that were undertaken prior to the acquisition and the ability to sell our products to existing eFilm customers. Also, eFilm's software development ability is particularly important because as we looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions as many of our competitors are promising more integrated solutions. In addition, we expect to be able to sell our higher price and high margin software products to eFilm's customers and to use the eFilm Workstation as a way to have the healthcare institutions become aware of us.

	Each holder of eFilm exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for our common stock on a one for one basis, subject to adjustment provisions. At June 28, 2007, any remaining shares will automatically be converted to our common stock.

	Each eFilm exchangeable share is entitled to vote together with our common stock on our matters and be included in dividend rights equivalent to our common stock. We established an escrow holdback of 116,590 exchangeable shares for 18 months, for indemnification with respect to certain potential claims.

	We also established an escrow holdback of 18,780 shares related to the Aurora transaction for 12 months, for indemnification with respect to certain potential claims. We expect to release the escrow holdback in the third quarter 2003.

	The total purchase considerations of approximately $917 and $8,360 was allocated to the fair value of the net assets acquired as follows (in thousands):

					  Aurora	  eFilm
					-------------------------
Current assets........................	$     59	$     403
Other assets..........................	      29	       44
Purchased and developed technologies..	      85	    1,193
Purchased contracts...................	    ----	      966
Goodwill..............................	     744	    6,269
In-process research and development...	    ----	      148
Liabilities assumed...................	    ----	     (663)
					--------	---------
Total consideration:..................	$    917	$   8,360
					========	=========


	The value assigned to acquired in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. We estimated the fair value of the eFilm eRis (eRIS) project to be $148. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

	The estimated fair value of these projects was determined by the utilization of the income or consumption approach. Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 25% discount rate, which was calculated using an industry beta and capital structure.

	Of the amounts allocated to goodwill in the acquisitions of eFilm and Aurora, $6,269 and $744, respectively, the $6,269 relating to the eFilm transaction will not be deductible for federal income tax purposes, and the $744 relating to the Aurora transaction will be deductible for federal income tax purposes.

	Additionally, in the Aurora acquisition, we assumed an operating lease obligation for office space located in the Chicago, Illinois metropolitan area. The aggregate minimum lease payment assumed amounted to $122. In October of 2002, we terminated the operating lease acquired in the Aurora acquisition.
The total cost to terminate the lease was $14.


<PAGE 8>


                          MERGE TECHNOLOGIES INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	The following unaudited pro forma information shows our results of operations the six months ended June 30, 2002, as if the business combinations had occurred at the beginning of the period. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.


    		       Six Months ended June 30, 2002
		      (in thousands, except share data)

		Revenue.......................	$    10,385
		Net income....................	      1,158

		Earnings per share:
		  Basic.......................	$      0.12
		  Diluted.....................	$      0.10


(5)	SUBSEQUENT EVENTS

	On July 17, 2003 we acquired 100% of the outstanding shares of RIS Logic, Incorporated ("RIS Logic"), by merger into a newly formed subsidiary of ours, in exchange for 772,000 shares of our common stock, cash of $2,724,000, the payment of $1,700,000 of liabilities as a closing condition of the sale and the issuance of 128,000 options (to replace existing fully vested options previously issued to RIS Logic employees) from the our 2003 Stock Option Plan. We have agreed to file a registration statement to register shares issued from
our 2003 Stock Option Plan.   We have also agreed to make this filing within
30 days of closing the merger.

	RIS Logic has been in the business of the development and sales of Radiology Information Systems ("RIS") to end user imaging centers. Its assets included accounts receivable, capital equipment and intangible assets. We intend to utilize the RIS Logic assets in a similar manner as RIS Logic.

	The purchase consideration includes a premium over the net book value of assets based upon our assessment of the market value of RIS Logic's assets and the benefits of combining RIS Logic with us.

	In connection with the transaction, an escrow of 173,093 of the shares issued by us to the stockholders of RIS Logic was established as a reserve against any claims regarding breaches or representations and warranties. More details of the transaction are set forth in the Form 8-K previously filed by us with the Securities and Exchange Commission on July 30, 2003.

	In July 2003, we sold 667,000 shares of common stock in an offering exempt from registration as a private offering, which raised $8,000,000 of gross proceeds to us before any expenses associated with the offering of these shares. The monies were raised are for general corporate purposes. The private placement memorandum setting forth the terms of the offering and the risk factors associated with the RIS Logic acquisition is attached to the Form 8-K referred to above. We have agreed to file a registration statement to register these shares within 60 days of closing the private offering.


<PAGE 9>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
--------------------------------------------

	Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words: believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, our lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW
---------

	We are in the business of integrating digital radiology images and information into healthcare enterprise networks, and providing software solutions that manage diagnostic imaging workflow processes. Our solutions and services improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. We deliver this tangible value to healthcare facilities of all sizes, but specifically target small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers. We offer modular, cost effective software solutions that improve our customers' image and information management and radiology workflow. Our product and service offerings are commonly categorized as PACS and Radiology Information Systems ("RIS"). We believe the combination of PACS and RIS define the breadth and depth of integrated radiology workflow, with the added value of enterprise image and information access. This broader definition is our focus and the manner in which our solutions are positioned to our target market.

	Founded in 1987, we have historically been viewed as a leading provider of medical diagnostic imaging and information connectivity technologies and professional consulting services for original equipment manufacturers ("OEMs"), value added resellers ("VARs") and healthcare facilities worldwide. Now doing business as Merge eFilm, we believe we are at the forefront of integrated radiology workflow research and development, bringing modular software applications to the marketplace that will enable the seamless integration of images, information, technology and people across the electronic healthcare enterprise.

	Through our founder and Chairman, William C. Mortimore, we have been a key contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards such as HL-7, and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative co-sponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of more than 30 companies in the Radiology and Healthcare Information Systems fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. We have incorporated these standards in all our radiology workflow technologies and software applications establishing the basis for seamless integration of images and healthcare information across an organization's intranet or over the internet.


<PAGE 10>


	Radiology departments, diagnostic imaging centers and their patients benefit from our solutions in a variety of ways including: (i) networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks; (ii) creating permanent electronic archives of diagnostic-quality images to enable the retrieval of these images and reports at any time in the future; (iii) accessing our modular architecture of software products that allow radiology departments, clinics and diagnostic imaging centers to build their electronic image and information management systems in a modular, flexible and cost-effective way; (iv) delivering the capability to integrate diagnostic radiology images into the radiologist's report to make it a permanent part of the patient's electronic medical record; and (v) providing the means to view images and reports from any number of remote locations.

RESULTS OF OPERATIONS
----------------------
(in thousands)

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

NET SALES.

	Net sales increased 54% to $6,434 in the three months ended June 30, 2003 from $4,183 in the three months ended June 30, 2002. Net sales of products and software made directly to healthcare facilities increased 41% to $1,869 in the three months ended June 30, 2003 from $1,326 in the three months ended June 30, 2002. Net sales to OEM/VARs and dealers increased 44% to $3,177 in the three months ended June 30, 2003 from $2,203 in the three months ended June 30, 2002. We anticipate continued growth in the OEM/VAR group, although at a lower rate than sales made directly to healthcare facilities and the professional services group. Net sales from the professional services group increased 112% to $1,389 in the three months ended June 30, 2003 from $654 in the three months ended June 30, 2002. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the revenue related to the acquisition of eFilm completed in June 2002. We anticipate net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, we believe information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the our suite of products, we anticipate sales for the remainder of 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided relating to these customers.

COST OF SALES.

	Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percentage of net sales to 8% in the three months ended June 30, 2003 from 24% in the three months ended June 30, 2002. This decrease in the cost of purchased components as a percentage of net sales is primarily due to our sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs, and a recovery of a provision of $270 associated with inventory returned from a 2002 sale. Service costs associated with revenues increased to $648 in the three months ended June 30, 2003 from $353 in the three months ended June 30, 2002. The increase is due to our acquisition of eFilm and additional service department staff. Amortization of purchased and developed software increased to $447 or 7% of net sales in the three months ended June 30, 2003 from $268 or 6% of net sales in the three months ended June 30, 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of eFilm.

	As a result of the eFilm acquisition on June 28, 2002, we have presented costs associated with service revenues as a component of cost of sales. The prior period presentation has been reclassified to conform to the current period presentation.


<PAGE 11>


GROSS PROFIT.

	Gross profit increased 88% to $4,806 in the three months ended June 30, 2003 from $2,554 in the three months ended June 30, 2002. As a percentage of net sales, gross profit increased to 75% of net sales in the three months ended June 30, 2003 compared to 61% in the three months ended June 30, 2002. We implemented a number of initiatives to improve gross profit in 2002, including the acquisition of eFilm, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications. We anticipate that these initiatives will increase overall margins in 2003 in comparison to 2002.

SALES AND MARKETING.

	Sales and marketing expense increased 64% to $1,477 in the three months ended June 30, 2003 from $899 in the three months ended June 30, 2002. The increase is the result of our objective to invest in sales and marketing activities by participating in more trade shows and increasing our staff in order to grow net sales.

PRODUCT RESEARCH AND DEVELOPMENT.

	Research and development expense increased 13% to $397 in the three months ended June 30, 2003 from $350 in three months ended June 30, 2002. We anticipate research and development costs will continue to increase in 2003 as we increase our new product development, particularly related to developing our Fusion application modules, including RIS functionality. Capitalization of software development costs increased $145 to $526 in the three months ended June 30, 2003 from $381 in the three months ended June 30, 2002.

GENERAL AND ADMINISTRATIVE.

	General and administrative expense increased 80% to $865 in the three months ended June 30, 2003 from $480 in the three months ended June 30, 2002. The increase is due mainly to the accrual for our bonus program, increases in travel due to increased airfares, and increases in professional fees related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expense includes costs for information systems, accounting, human resources, administrative support, management personnel, bad debt expenses and general corporate matters.

DEPRECIATION AND AMORTIZATION.

	Depreciation and amortization expense decreased 2% or $2 to $117 in the three months ended June 30, 2003 from $119 in the three months ended June 30, 2002. The decrease is due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This category excludes the amortization of capitalized software, which is a component of cost of sales.

OTHER INCOME, EXPENSE.

	Interest expense decreased to $4 in the three months ended June 30, 2003 from $5 in three months ended June 30, 2002, and interest income was $12 compared to interest income of $10 in three months ended June 30, 2002. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other expense, net, was $249 in the three months ended June 30, 2003 compared to other income, net, in the three months ended June 30, 2002 of $51. The increase in other expense, net, is due primarily to unrealized foreign exchange losses on US dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.


<PAGE 12>


INCOME TAXES.

	We recorded an income tax expense of $309 in the three months ended June 30, 2003 and $14 in the three months ended June 30, 2002. The 2003 expense reflects our estimated domestic and international effective tax rate of 15%, which has been applied to the six-month period, ended June 30, 2003, as compared with our 12% estimated tax rate in the period ended March 31, 2003.


Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

NET SALES.

	Net sales increased 44% to $12,552 in the six months ended June 30, 2003 from $8,718 six months ended June 30, 2002. Net sales of products and software made directly to healthcare facilities increased 24% to $3,207 in the six months ended June 30, 2003 from $2,590 in the six months ended June 30, 2002. Net sales in the six months ended June 30, 2003 were reduced by a $430 return from one customer related to a sale made in 2002. Net sales to OEM/VARs and dealers increased 38% to $6,599 in the six months ended June 30, 2003 from $4,791 in the six months ended June 30, 2002. We anticipate continued growth in the OEM/VAR group, although at a lower rate than sales made directly to healthcare facilities and the professional services group. Net sales from the professional services group increased 105% to $2,746 in the six months ended June 30, 2003 from $1,337 in the six months ended June 30, 2002. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the revenue related to the acquisition of eFilm completed in June 2002. We anticipate net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, we believe information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the our suite of products, we anticipate sales for the remainder of 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided relating to these customers.

COST OF SALES.

	Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percentage of net sales to 12% in the six months ended June 30, 2003 from 25% in the six months ended June 30, 2002. This decrease in the cost of purchased components as a percentage of net sales, is primarily due to our sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs. Service costs associated with revenues increased to $1,253 in the six months ended June 30, 2003 from $709 in the six months ended June 30, 2002. The increase is due to our acquisition of eFilm and additional service department staff. Amortization of purchased and developed software increased to $909 or 7% of net sales in the six months ended June 30, 2003 from $528 or 6% of net sales in the six months ended June 30, 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of eFilm.

	As a result of the eFilm acquisition on June 28, 2002, we have presented costs associated with service revenues as a component of cost of sales. The prior period presentation has been reclassified to conform to the current period presentation.

GROSS PROFIT.

	Gross profit increased 67% to $8,872 in the six months ended June 30, 2003 from $5,301 in the six months ended June 30, 2002. As a percentage of net sales, gross profit increased to 71% of net sales in the six months ended June 30, 2003 compared to 61% in the six months ended June 30, 2002. We implemented a number of initiatives to improve gross profit in 2002, including the


<PAGE 13>


acquisition of eFilm, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications. We anticipate that these initiatives will increase overall margins in 2003 in comparison to 2002.

SALES AND MARKETING.

	Sales and marketing expense increased 59% to $2,802 in the six months ended June 30, 2003 from $1,766 in the six months ended June 30, 2002. The increase is the result of our objective to invest in sales and marketing activities by participating in more trade shows and increasing our staff in order to grow net sales.

PRODUCT RESEARCH AND DEVELOPMENT.

	Research and development expense increased 17% to $836 in the six months ended June 30, 2003 from $714 in six months ended June 30, 2002. We anticipate research and development costs will continue to increase in 2003 as we increase our new product development, particularly related to developing its Fusion application modules, including RIS functionality. Capitalization of software development costs increased $141 to $1,004 in the six months ended June 30, 2003 from $863 in the six months ended June 30, 2002.

GENERAL AND ADMINISTRATIVE.

	General and administrative expense increased 38% to $1,587 in the six months ended June 30, 2003 from $1,149 in the six months ended June 30, 2002. The increase is due mainly to the accrual for our bonus program, increases in travel due to increased airfares, and increases in professional fees related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expense includes costs for information systems, accounting, human resources, administrative support, management personnel, bad debt expenses and general corporate matters.

DEPRECIATION AND AMORTIZATION.

	Depreciation and amortization expense decreased 4% or $9 to $223 in the six months ended June 30, 2003 from $232 in the six months ended June 30, 2002. The decrease is due primarily to certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This category excludes the amortization of capitalized software, which is a component of cost of sales.

OTHER INCOME, EXPENSE.

	Interest expense decreased to $8 in the six months ended June 30, 2003 from $12 in six months ended June 30, 2002, and interest income was $25 compared to interest income of $16 in six months ended June 30, 2002. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other expense, net, was $236 in the six months ended June 30, 2003 compared to other income, net, in the six months ended June 30, 2002 of $42. The increase in other expense, net, is due primarily to unrealized foreign exchange losses on US dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

INCOME TAXES.

	We recorded an income tax expense of $489 in the six months ended June 30, 2003 and $34 in the six months ended June 30, 2002. We have estimated our domestic and international effective rate to be 15%, which has been applied to the six-month period, ended June 30, 2003.


<PAGE 14>


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------
(in thousands)

OPERATING CASH FLOWS.

	Cash provided by operating activities was $4,924 in the six months ended June 30, 2003. Our positive operating cash flow in the six months ended June 30, 2003 is due primarily to our net income of $2,716, depreciation and amortization expense of $1,107, a decrease of $1,362 in accounts receivable and a $553 increase in deferred revenue, offset by a decrease of $844 in accounts payable. The deferred revenue increase is a result of the increase in net sales.

	The total days sales outstanding for the six months ended June 30, 2003, improved to 88 days compared to 130 days for the year ended December 31, 2002. The decrease in days sales outstanding is attributed to the collection of receivables from healthcare facilities in 2003.

INVESTING CASH FLOWS.

	Cash used in investing activities was $1,444 in the six months ended June 30, 2003, due primarily to cash outflows for capitalized software development costs of $1,004 and purchases of capital equipment of $418. We expect to continue to invest in software development projects that will continue to accelerate sales.

FINANCING CASH FLOWS.

	Cash provided by financing activities was $1,125 in the six months ended June 30, 2003. We received net proceeds of $1,046 from employee and director stock option exercises and $61 from purchases of common stock under its employee stock purchase plan.

	Total outstanding commitments at June 30, 2003 were as follows:


						           Less than     1 - 3	    4 - 6     6 - 10
	Contractual Obligations			Total	     1 Year	 Years	    Years      Years
	---------------------------------------------------------------------------------------------

	Long Term Debt				$    223    $  ----    $    223    $  ----    $  ----
	Operating Leases			   2,849	325	  1,097	       662	  765
						--------    -------    --------	   -------    -------
        Total Contractual Cash Obligations	$  3,072    $   325    $  1,320	   $   662    $   765
					        ========    =======    ========	   =======    =======



	We also recorded a liability of $280 for put options on the remaining 68,484 of 420,000 Interpra exchangeable shares, which may be exercised for a price of $4.50 per share during the period from August 31, 2004, through September 30, 2004.

	In December 2002, we negotiated a new revolving line of credit agreement with our bank, increasing our line to $5,000 effective December 30, 2002, and maturing December 30, 2005. The interest rate on the line of credit is a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points and is collateralized by our assets. At June 30, 2003, the interest rate on the line of credit was 3.25%. Availability under the new line of credit is subject to a borrowing base consisting of 50% of inventory balances under $2,000, 80% of qualified accounts receivable under 90 days and 100% of our depository cash balances held at the bank if borrowings exceed the existing base of inventory and qualified accounts receivable. Under the formula, $5,000 was calculated to be available at June 30, 2003. No amounts were outstanding on the line of credit as of June 30, 2003.

	We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

	We believe that existing cash, together with the availability under its revolving credit agreement and future cash flows from operations will be sufficient to execute the business plan in 2003. However, any projections of future cash inflows and outflows are subject to uncertainty. In 2003, it may be necessary to raise additional capital for activities necessary to meet our business objectives or our long-term liquidity needs. If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us.

RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------

	In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus is not expected to have a significant effect on the Company's results of operations or financial position.

	In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a significant impact on the Company's financial position or results of operations.


<PAGE 15>


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


<PAGE 17>


                                    PART II
				   ---------

ITEM 1.	LEGAL PROCEEDINGS

	None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

	In the three months ended June 30, 2003, we sold no shares of our common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Our Annual Meeting of Shareholders was held on May 21, 2003.   Matters
voted on and the results of such votes are listed below.

							  Votes
							Against or
					Votes For	 Withheld	Abstained	 Result
					---------	----------	----------	--------

Elect William C. Mortimore to serve as
Director until the next annual meeting
of Shareholders				9,718,700	  175,317	----		 Elected

Elect Richard A. Linden to serve as
Director until the next annual meeting
of Shareholders				9,876,515	   17,502	----		 Elected


Elect Robert A. Barish, M.D. to serve
as Director until the next annual
meeting of Shareholders			9,876,515	   17,502	----		 Elected

Elect Patrice M. Bret, M.D. to serve
as Director until the next annual
meeting of Shareholders			9,829,115	   64,902	----		 Elected


Elect Dennis Brown to serve as
Director until the next annual meeting
of Shareholders				9,876,515	   17,502	----		 Elected

Elect Michael D. Dunham to serve as
Director until the next annual meeting
of Shareholders				9,876,515	   17,502	----		 Elected

Elect Robert T. Geras to serve as
Director until the next annual meeting
of Shareholders				9,876,515	   17,502	----		 Elected

Elect Anna M. Hajek to serve as
Director until the next annual meeting
of Shareholders				9,876,515	   17,502	----		 Elected

Elect Richard A. Reck to serve as
Director until the next annual meeting
of Shareholders				9,876,515	   17,502	----		 Elected

Approve a 750,000 increase in the
number of shares of common stock which
may be issued under the Amended and
Restated 1996 Stock Option Plan for
Employees of Merge Technologies
Incorporated.				6,189,809	3,657,345	37,863		Approved



<PAGE 18>


ITEM 5.	OTHER INFORMATION

	None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		See Exhibit Index.

	(b) 	On April 22, 2003, we filed a Form 8-K to report in Item 12,
		that we would hold an earnings announcement conference call on April 30, 2003.

		On April 30, 2003, we filed a Form 8-K to report in Item 12, the financial results for its first quarter of its fiscal year 2003.

<PAGE 19>


                                    SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MERGE TECHNOLOGIES INCORPORATED




August 14, 2003			By:  /s/ Richard A. Linden
				     ---------------------------------------
   				     Richard A. Linden
				     President and Chief Executive Officer




August 14, 2003			By:  /s/ Scott T. Veech
				     ----------------------------------------
				     Scott T. Veech
				     Chief Financial Officer, Treasurer and
 					Secretary (Principal Financial Officer
					and Principal Accounting Officer)

<PAGE 20>


                                  EXHIBIT INDEX

3.1	Articles of Incorporation of Registrant (2), Articles of Amendment as
	of June 16, 1998 (3), Articles of Amendment as of September 1, 1999
	(6), and Articles of Amendment as of November 29, 2000 (6)

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998 (1)

10.2	Employment Agreement entered into as of November 29, 2001, between
	Registrant and Richard A. Linden (7)

10.3	Employment Agreement entered into as of December 21, 2001, between
	Registrant and William C. Mortimore (7)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996
	(2)

10.6	Office Lease for West Allis Center dated May 24, 1996, between
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

10.8	1999 Stock Option Plan For Directors (1)

10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan (5)

10.10	Loan Agreement dated as of December 30, 2002, by and between Registrant
	and Lincoln State Bank (8)

10.11	Employment Agreement entered into as of July 15, 2002, between
	Registrant and Scott T. Veech (8)

10.12	First Amendment to Employment Agreement entered into as of May 21,
	2003, between Registrant and Richard A. Linden

10.13	First Amendment to Employment Agreement entered into as of May 21,
	2003, between Registrant and William C. Mortimore

31	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13a-14(a) of the Securities Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13a-14(a) of the Securities Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002)


---------------------------

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


<PAGE 21>


--------------
EXHIBIT 10.12
--------------

                               FIRST AMENDMENT TO
			      EMPLOYMENT AGREEMENT

	THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT ("Amendment") is made and entered into as of May 21, 2003 by and between RICHARD A. LINDEN (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). This agreement is an amendment to that certain Employment Agreement between the Executive and the Company dated as of November 29, 2001 (the "Employment Agreement").

	Recitals:

	For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

	1. Paragraph 11 of the Employment Agreement is hereby amended in its entirety to read as follows:

	"11.	Change in Control. In the event of a "change in control" of the
Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or series of transactions effected by any third party or third parties acting in concert or a change of fifty percent (50%) or more of the members of the Board in a single transaction or series of transactions effected by any third party or third parties acting in concert, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 180 days preceding such nomination), all of the options will immediately vest and become exercisable. In the event of a change in control as (described above) and the Executive is: (i) involuntarily terminated within 180 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 180 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the relocation of the Company's principal place of business more than 30 miles further from Executive's residence as of the date of this Agreement; then the Executive will be entitled to twelve (12) months then current salary as a change in control allowance, to be paid in a single payment within thirty (30) days of the termination of Executive's employment."

	2. Paragraph 15 of the Employment Agreement is hereby amended in its entirety to read as follows:

	"15.	Severance.  In the event that the Executive is terminated for any reason other than gross negligence, commission of a felony in connection with his employment or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, an amount equal
to six (6) months of his then current salary.    The amount of the severance
allowance provided for in this Section 15 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment.
From time to time after November 29, 2001, the Executive's severance allowance shall be subject to review and adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section
11) twelve (12) months' then current salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section
15. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' then current salary pursuant to Section 11, then the Executive shall continue to be entitled to receive severance payments per this Section 15."


	3. Except as amended hereby the Employment Agreement is ratified and confirmed in all respects.


<PAGE e1>



	IN WITNESS WHEREOF, this Amendment is entered into as of the day and year first above written.


			COMPANY:


			MERGE TECHNOLOGIES INCORPORATED


			By:  /s/  Anna Marie Hajek
			    ------------------------------------------------
		    	    Anna Marie Hajek, Chairman
			    Compensation Committee of the Board of Directors



			EXECUTIVE:


			By:  /s/  Richard A. Linden
			    ------------------------------------------------
   			     Richard A. Linden

<PAGE e2>


--------------
EXHIBIT 10.13
--------------

                               FIRST AMENDMENT TO
                              EMPLOYMENT AGREEMENT

	THIS FIRST AMENDMENT TO EMPLOYMENT AGREEMENT ("Amendment") is made and entered into as of May 21, 2003 by and between WILLIAM C. MORTIMORE (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). This agreement is an amendment to that certain Employment Agreement between the Executive and the Company dated as of December 21, 2001 (the "Employment Agreement").

	Recitals:

	For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

	1. Paragraph 1 of the Employment Agreement is hereby amended in its entirety to read as follows:

		"1. Employment and Duties. On the terms and subject to the conditions set forth in this Agreement, the Company agrees to employ the Executive as the Chief Strategy Officer of the Company, to perform such duties as may be assigned, from time to time, by the Chief Executive Officer or the Board of Directors of the Company (the "Board") and to render such additional services and discharge such other responsibilities as the Chief Executive Officer or Board may, from time to time, stipulate."

	2. Paragraph 2 of the Employment Agreement is hereby amended in its entirety to read as follows:

		"2. Performance. The Executive accepts the employment described in Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Chief Executive Officer or Board may, from time to time, stipulate."

	3. Paragraph 10 of the Employment Agreement is hereby amended in its entirety to read as follows:

		"10. Change in Control. In the event of a "change in control" of the Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or series of transactions effected by any third party or third parties acting in concert or a change of fifty percent (50%) or more of the members of the Board in a single transaction or series of transactions effected by any third party or third parties acting in concert, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 180 days preceding such nomination), all of the options granted as of the Commencement Date (options to purchase one hundred forty-two thousand two hundred seventy-eight (142,278) shares) will immediately vest and become exercisable. In the event of a change in control (as described above) and the Executive is: (i) involuntarily terminated within 180 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 180 days, following either:
	(a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the relocation of the Company's principal place of business more than 30 miles further from Executive's residence as of the date of this Agreement; then the Executive will be entitled to twelve (12) months then current salary as a change in control allowance, to be paid in a single payment within thirty (30) days of the termination of Executive's employment."


<PAGE e1>


	4. Paragraph 13 of the Employment Agreement is hereby amended in its entirety to read as follows:

		"13. Severance. In the event that the Executive is terminated for any reason other than gross negligence, commission a felony in connection with his employment or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, an amount equal to six (6) months of his then current salary. The amount of the severance allowance provided for in this Section 13 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment.
	From time to time after December 21, 2001, the Executive's severance allowance shall be subject to review and adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section 10) twelve (12) months' then current salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section
	13. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' then current salary pursuant to Section 10, then the Executive shall continue to be entitled to receive severance payments per this Section 13."


	5. Except as amended hereby the Employment Agreement is ratified and confirmed in all respects.

	IN WITNESS WHEREOF, this Amendment is entered into as of the day and year first above written.



COMPANY:


MERGE TECHNOLOGIES INCORPORATED


By:  /s/  Anna Marie Hajek
    ------------------------------
    Anna Marie Hajek, Chairman
    Compensation Committee of the
      Board of Directors


EXECUTIVE:


By:  /s/  William C. Mortimore
---------------------------
William C. Mortimore


<PAGE e2>


------------
Exhibit 31
------------

                                  CERTIFICATION

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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

	a)	designed such disclosure controls and procedures, or caused
		such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure
		controls and procedures, and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report base upon such evaluation; disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to affect the registrant's internal control over financial reporting.

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

	a)	all significant deficiencies and material weaknesses in the
		design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the Registrant's internal controls.


Date:		August 14, 2003


/s/ Richard A. Linden
-------------------------------------------
Richard A. Linden, Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.

------------
Exhibit 31
------------
                                   CERTIFICATION
				  ---------------

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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and we have:

	a)	designed such disclosure controls and procedures, or caused
		such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the Registrant's disclosure
		controls and procedures, and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report base upon such evaluation; disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent quarter that has materially affected, or is reasonably likely to affect the registrant's internal control over financial reporting.

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

	a)	all significant deficiencies and material weaknesses in the
		design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or
		other employees who have a significant role in the Registrant's internal controls.


Date:   August 14, 2003


/s/ Scott T. Veech
----------------------------------------
Scott T. Veech, Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.

-----------
Exhibit 32
-----------


    CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

        Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
             Section 906 of the Sarbanes - Oxley Act of 2002

	In connection with the Quarterly Report on Form 10-Q of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

	(1)	The Report fully complies with the requirements of Section
		13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
		all material respects, the financial condition and results of operations of the Company.



Date:	August 14, 2003		By:	/s/ Richard A. Linden
					--------------------------
					Richard A. Linden
					Chief Executive Officer



Date:	August 14, 2003		By:	/s/ Scott T. Veech
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

<END OF DOCUMENT>