Form 10-Q
period 2003-09-30
MERGE TECHNOLOGIES INC
filed 2003-11-14
CIK 944765

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    FORM 10-Q

	  X  	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2003

	     TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                For the transition period from __________ to __________
                            Commission file number 0-29486

                          Merge Technologies Incorporated
               (Exact name of Registrant as specified in its charter)

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

	Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes  X    No
						     ----     ----

	As of November 12, 2003, the issuer had 12,432,835 shares of common stock outstanding.

                                      INDEX
				     -------

								      Page
								     ------
PART I	FINANCIAL INFORMATION
------------------------------

Item 1.	Financial Statements.......................................... 	 1

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations.....................................	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk....	18

Item 4.	Controls and Procedures.......................................	18


PART II	OTHER INFORMATION
-----------------------------

Item 1.	Legal Proceedings.............................................	18

Item 2.	Changes in Securities and Use of Proceeds.....................	18

Item 3.	Defaults upon Senior Securities...............................	19

Item 4.	Submission of Matters to a Vote of Security Holders...........	19

Item 5.	Other Information.............................................	19

Item 6.	Exhibits and Reports on Form 8-K.............................. 	19

	Signatures.................................................... 	20

	Exhibit Index


<PAGE i>


                                     PART I
				    --------

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

CAPTION>

                           MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                (in thousands, except for share data)

									September 30,	December 31,
									    2003	    2002
									------------	------------
									(Unaudited)
									------------	------------
	                       ASSETS
Current assets:
  Cash...............................................................	$    15,238	$     4,411
  Accounts receivable, net of allowance for doubtful accounts of
   $363 and $293 at September 30, 2003 and December 31, 2002,
   respectively......................................................	      7,763	      7,069
  Unbilled accounts receivable.......................................	        344		 79
  Inventory..........................................................	        693	        453
  Prepaid expenses...................................................	        358	        176
  Other current assets...............................................	         77	         25
									-----------	-----------
Total current assets.................................................	     24,473	     12,213
									-----------	-----------
Property and equipment:
  Computer equipment.................................................	      4,580	      3,725
  Office equipment...................................................	        663	        501
  Leasehold improvements.............................................	        232	        147
									-----------	-----------
									      5,475	      4,373
   Less accumulated depreciation and amortization....................	      3,925	      3,531
									-----------	-----------
Net property and equipment...........................................	      1,550		842
Purchased and developed software, net of accumulated amortization of $6,765 and $5,522 at September 30, 2003 and December 31, 2002,
 respectively........................................................	      8,171	      5,703
Intangibles - customer contracts, net of accumulated amortization of $269 and $97 at September 30, 2003 and December 31, 2002,
 respectively........................................................	      1,507	        869
Long-term accounts receivable........................................	        116	        144
Goodwill.............................................................	     21,971	      7,406
Other................................................................	         55	         69
									-----------	-----------
Total assets.........................................................	$    57,843	$    27,246
									===========	===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable...................................................	$       979	$     1,493
  Current portion of obligations under capital leases................	       ----	          7
  Accrued compensation...............................................	      1,238	        685
  Other accrued liabilities..........................................	      1,166	        264
  Billings in excess of revenue - contracts in progress..............	        814	       ----
  Deferred revenue...................................................	      3,778	      1,892
									-----------	-----------
Total current liabilities............................................	      7,975	      4,341
Notes payable........................................................	        207	        167
Put options related to redeemable common stock.......................	         94	      1,038
Other................................................................	         52	         17
									-----------	-----------
Total liabilities....................................................	      8,328	      5,563
									-----------	-----------

Shareholders' equity:

  Preferred stock, $0.01 par value:  3,999,998 shares authorized;
   zero shares issued and outstanding at September 30, 2003 and
   December 31, 2002.................................................	$      ----	$      ----
  Series A Preferred stock, $0.01 par value:  1,000,000 shares authorized; zero shares issued and outstanding at September 30,
   2003 and December 31, 2002........................................	       ----	       ----
  Special Voting Preferred stock, no par value:  one share
   authorized; one share issued and outstanding at September 30,
   2003 and December 31, 2002........................................	       ----	       ----
  Series 2 Special Voting Preferred stock, no par value:  one share authorized; one share issued and outstanding at September 30, 2003
   and December 31, 2002.............................................	       ----	       ----
  Common stock, $0.01 par value:  30,000,000 shares authorized;
   12,403,436 shares and 9,481,683 shares issued and outstanding at
   September 30, 2003 and December 31, 2002, respectively............	        124	         95
  Common stock subscribed:  7,768 and 3,542 shares at September 30,
   2003 and December 31, 2002, respectively..........................	         45	         15
  Additional paid-in capital.........................................	     51,162	     28,035
  Common stock subscription receivable...............................	       ----	        (25)
  Accumulated deficit................................................	     (1,953)	     (6,295)
  Accumulated other comprehensive income (loss) - cumulative
   translation adjustment............................................	        137	       (142)
									-----------	-----------
Total shareholders' equity...........................................	     49,515	     21,683
									-----------	-----------
Total liabilities and shareholders' equity...........................	$    57,843	$    27,246
									===========	===========


                          See accompanying notes to consolidated financial statements.


<PAGE 1>


                           MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                                (in thousands, except for share data)


				            Three Months Ended	            Nine Months Ended
					       September 30,		       September 30,
					-----------------------------------------------------------
					    2003	    2002	    2003	    2002
					-----------	-----------	-----------	-----------

Net sales.............................	$     7,619	$     5,322	$    20,170	$    14,040
Cost of sales.........................	      2,586	      2,079	      6,266	      5,513
					-----------	-----------	-----------	-----------
Gross profit..........................	      5,033	      3,243	     13,904	      8,527
					-----------	-----------	-----------	-----------
Operating costs and expenses:
 Sales and marketing..................	      1,669	      1,043	      4,470	      2,792
 Product research and development.....	        566	        451	      1,402	      1,164
 General and administrative...........	        901		544	      2,487	      1,693
 Depreciation and amortization........	        159		145	        383	        377
 Acquired in-process research and
  development.........................	       ----	       ----	       ----	        148
					-----------	-----------	-----------	-----------
Total operating costs and expenses....	      3,295	      2,183	      8,742	      6,174
					-----------	-----------	-----------	-----------
Operating income......................	      1,738	      1,060	      5,162	      2,353
					-----------	-----------	-----------	-----------
Other income (expense):
 Interest expense.....................	         (4)	         (5)	        (13)	        (17)
 Interest income......................		 35	         16	         60	         32
 Other, net...........................	         66	        (13)	       (169)	         28
					-----------	-----------	-----------	-----------
Total other income (expense)..........	         97	         (2)	       (122)	         43
					-----------	-----------	-----------	-----------
Income before income taxes............	      1,835	      1,058	      5,040	      2,396
Income tax expense....................	        210	         12	        698	         46
					-----------	-----------	-----------	-----------
Net income............................	$     1,625	$     1,046 	$     4,342	$     2,350
					===========	===========	===========	===========

Net income per share - basic..........	$      0.13	$      0.10 	$      0.38 	$      0.26
					===========	===========	===========	===========
Weighted average number of common
 shares outstanding - basic...........	 12,233,517	 10,131,406	 11,158,830	  8,330,855
					===========	===========	===========	===========
Net income per share - diluted........	$      0.12 	$      0.09 	$      0.35 	$      0.22
					===========	===========	===========	===========
Weighted average number of common
 shares outstanding - diluted.........	 13,333,497	 10,977,879	 12,155,375	 10,146,516
					===========	===========	===========	===========


                           See accompanying notes to consolidated financial statements.


<PAGE 2>



                            MERGE TECHNOLOGIES INCORPORATED
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (Unaudited)
                         Nine Months Ended September 30, 2003
                         (in thousands, except for share data)


								     Series 2
                             		    Special Voting        Special Voting
			      		    Preferred Stock       Preferred Stock
			  		----------------------  ----------------------

             			   	  Shares      Issued	  Shares    Issued
 				 	  issued      amount	  issued    amount
					----------  ----------	----------  ----------
Balance at December 31, 2002	                 1  $   ------	         1  $    -----
					----------  ----------  ----------  ----------

Accretion of put value................	      ----        ----        ----        ----
Issuance of common stock..............	      ----        ----	      ----	  ----
Shares issued for acquisitions........        ----	  ----	      ----	  ----
Exchange of share rights into common
  stock...............................        ----        ----        ----        ----
Shares issued for services rendered...        ----	  ----	      ----	  ----
Stock purchased under ESPP............
Exercise of stock options.............	      ----	  ----	      ----	  ----
Exercise of stock warrants............	      ----	  ----	      ----	  ----
Reduction of stock subcription
  receivable from related party.......        ----	  ----	      ----	  ----
Net income............................	      ----	  ----	      ----	  ----
Foreign currency cumulative
 translation adjustment...............	      ----	  ----	      ----	  ----
    			       		 ----------  ----------  -----------  ---------
Balance at September 30, 2003.........	         1   $    ----           1	  ----
					 ==========  ==========	 ===========  =========


			      	                         Common Stock
			  		----------------------------------------------  ------------------------
											 Additional
             				  Shares    Subscribed	  Shares       Issued     paid-in    Accumulated
					subscribed    amount	  issued       amount	  capital      deficit
					----------  ----------	----------  ----------	-----------  -----------


Balance at December 31, 2002	             3,542  $       15	 9,481,683  $       95  $    28,035  $    (6,295)
					----------  ----------  ----------  ----------  -----------  -----------
Accretion of put value................	      ----        ----        ----        ----          945         ----
Issuance of common stock..............	      ----        ----	   701,664	     7	      7,738         ----
Shares issued for acquisitions........        ----	  ----	   771,804	     8	     12,485         ----
Exchange of share rights into Common
  Stock...............................        ----        ----     846,555           8           (8)        ----
Shares issued for services rendered...        ----	  ----	        28	  ----	       ----         ----
Stock purchased under ESPP............ 	     4,226          30      14,107        ----           76         ----
Exercise of stock options.............	      ----	  ----	   483,504	     5        1,823         ----
Exercise of stock warrants............	      ----	  ----	   104,001	     1           68         ----
Reduction of stock subcription
  receivable from related party.......        ----	  ----	      ----	  ----         ----         ----
Net income............................	      ----	  ----	      ----	  ----         ----        4,342
Foreign currency cumulative
 translation adjustment...............	      ----	  ----	      ----	  ----	       ----         ----
					----------  ----------  ----------  ----------  -----------  -----------
Balance at September 30, 2003.........	     7,768  $       45  12,403,436  $      124	$    51,162  $    (1,953)
					==========  ==========  ==========  ==========  ===========  ===========




			      	 	             Common stock
			  		---------------------------------------
					   Stock       Cummulative     Total
             				subscription   translation  shareholders'
					 receivable     adjustment      equity
					------------  ------------  -----------

Balance at December 31, 2002	        $      (25)    $    (142)    $   21,683
					------------  ------------  -----------

Accretion of put value................	      ----          ----            945
Issuance of common stock..............	      ----          ----	  7,745
Shares issued for acquisitions........        ----	    ----	 12,493
Exchange of share rights into common
  stock...............................        ----          ----           ----
Shares issued for services rendered...        ----	    ----	   ----
Stock purchased under ESPP............ 	      ----	    ----            106
Exercise of stock options.............	      ----	    ----	  1,828
Exercise of stock warrants............	      ----	    ----	     69
Reduction of stock subcription
  receivable from related party.......          25	    ----	     25
Net income............................	      ----	    ----	  4,342
Foreign currency cumulative
 translation adjustment...............	      ----	     279	    279
					------------  ------------  -----------
Balance at September 30, 2003.........	 $    ----    $      137    $    49,515
					============  ============  ===========


                                  See accompanying notes to consolidated financial statements


<PAGE 3>



                      MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                      (in thousands)

								     Nine Months Ended
								        September 30,
								---------------------------

								    2003	   2002
								------------	-----------
Cash flows from operating activities:
 Net income...................................................	$      4,342	$     2,350
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization..............................	       1,803	      1,290
   Acquired in-process research and development write-off.....	        ----	        148
   Amortization of discount on note acquired in merger........	          11	         10
   Issuance of stock for services rendered....................	        ----	         44
   Change in assets and liabilities, net of effects of
    acquisitions:
	Accounts receivable, net..............................	       1,182	     (1,961)
	Inventory.............................................		(240)	       (214)
	Prepaid expenses......................................	        (125)	       (133)
	Accounts payable......................................	        (797)	        524
	Accrued compensation..................................	         (43)	       (396)
	Other accrued expenses................................	         836		 (8)
	Deferred revenue......................................	         273	        806
	Billings in excess of revenues - contracts in
	  progress............................................	         814	       ----
	Other.................................................	         (12)	        (13)
								------------	-----------
Net cash provided by operating activities.....................	       8,044	      2,447
								------------	-----------

Cash flows from investing activities:
 Acquisitions, net of cash acquired...........................	      (4,416)	       (200)
 Purchases of property and equipment..........................	        (814)	       (466)
 Capitalized software development.............................	      (1,902)	     (1,329)
								------------	-----------
Net cash used in investing activities.........................	      (7,132)	     (1,995)
								------------	-----------
Cash flows from financing activities:
 Proceeds from notes receivable from related party............	          25	       ----
 Proceeds from sale of common stock...........................	       7,745	       ----
 Proceeds from exercise of stock options......................	       1,828	        914
 Proceeds from exercise of warrants...........................	          69	      1,118
 Proceeds from employee stock purchase plan...................	         106	         60
 Principal payments under capital leases......................	          (7)	        (19)
								------------	-----------
Net cash provided by financing activities.....................	       9,766	      2,073
								------------	-----------
Effect of exchange rate changes on cash.......................	         149	         (8)
Net increase in cash and cash equivalents.....................	      10,827	      2,517
Cash, beginning of period.....................................	       4,411	      1,043
								------------	-----------
Cash, end of period...........................................	$     15,238	$     3,560
								============	===========


Supplemental Disclosures of Cash Flow Information:
  Cash paid for income taxes..................................	$        174	$        55
  Cash paid for interest......................................	$          1	$         9

Non-cash Investing and Financing Activities:
  Payment of preferred stock dividends through issuance of
   common stock...............................................	$       ----	$        32
  Common stock and options issued for acquisitions............	$     12,493	$       792
  Redemption value related to exchangeable common stock.......	$         39	$        77


                     See accompanying notes to consolidated financial statements.


<PAGE 4>


                            MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Unaudited)
                                            (in thousands)


					     Three Months Ended	            Nine Months Ended
					       September 30,		       September 30,
					-------------------------       -------------------------
					   2003	           2002		   2003	           2002
					---------	---------	---------	---------

Net income.............................	$   1,625	$   1,046	$   4,342	$   2,350
Accumulated other comprehensive
  income - Cumulative translation
  adjustment...........................	       28	      (29)	      279	        2
					---------	---------	---------	---------
Comprehensive income...................	$   1,653 	$   1,017 	$   4,621  	$   2,352
					=========	=========	=========	=========


                          See accompanying notes to consolidated financial statements.



<PAGE 5>

               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for share data)


(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


	The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-KSB of Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge eFilm, and its subsidiaries and affiliates ("we," "us" or "our").

	Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations.

Stock Based Compensation
--------------------------

	We maintain three stock-based employee compensation plans and one director option plan. We apply the provisions of the SFAS 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as amended, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

	We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, as a result no compensation expense has been recorded under APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income would have been decreased in the three and nine months ended September 30, 2003 and 2002 to the pro forma amounts indicated below:

					    Three Months ended		     Nine Months ended
					       September 30,		        September 30,
					-------------------------	--------------------------
					   2003		   2002		   2003		   2002
					---------	---------	---------	----------

Net income, as reported...............	$   1,625	$   1,046	$   4,342	$    2,350
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all
 awards, net of related tax benefits..	     (296)	     (184)	     (682)	      (295)
					---------	---------	---------	----------
Pro forma net income..................	$   1,329	$     862 	$   3,660	$    2,055
					=========	=========	=========	==========

Earnings per share:
 Basic - as reported..................	$    0.13	$    0.10	$    0.38	$     0.26
					=========	=========	=========	==========
 Basic - pro forma....................	$    0.11	$    0.08	$    0.32	$     0.23
					=========	=========	=========	==========

 Diluted - as reported................	$    0.12	$    0.09	$    0.35	$     0.22
					=========	=========	=========	==========
 Diluted - pro forma..................	$    0.10	$    0.07	$    0.29	$     0.19
					=========	=========	=========	==========



Revenue Recognition
--------------------

	Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of Picture Archiving and Communication Systems ("PACS") solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognition.


<PAGE 6>

               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for share data)


	For software arrangements, we recognize revenue according to the American Institute of Certified Public Accountants Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, and related amendments. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to clients, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for an undelivered element of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

	Revenue from sublicenses sold on an individual basis and computer software licenses is recognized upon shipment provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.

	Revenue from software usage sublicenses sold through annual contracts and software maintenance is deferred and recognized ratably over the contract period. Revenue from installation, training, and consulting services is recognized as services are performed.

	Revenue from sales of Radiology Information Systems ("RIS") solutions sold directly to imaging centers, where professional services are considered essential to the functionality of the solution sold, is recognized on a percentage-of-completion method, as prescribed by the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage-of-completion is determined by the input method based upon labor hours expended.

	Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of very limited returns and our expectation that returns, if any, will be insignificant, we have not provided for an allowance for potential items to be returned.


(2)	INCOME PER SHARE

	Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of our common stock. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002.


<PAGE 7>

               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for share data)


					     Three Months Ended 	     Nine Months Ended
					        September 30,		        September 30,
					--------------------------	-------------------------
					    2003	   2002		    2003	  2002
					-----------	----------	----------	---------

Numerator:

Net income............................	$     1,625	$    1,046	$    4,342 	$   2,350
Preferred stock dividends.............	       ----	      ----	      ----	      (20)
Accretion of redemption value related
 to Interpra exchangeable shares......	         (6)	       (22)	       (39)	      (77)
Allocation of income to Interpra
 exchangeable shares..................	         (4)	       (27)	       (49)	      (83)
					-----------	----------	----------	---------
Numerator for net income per share -
 basic................................	$     1,615	$      997	$    4,254	$   2,170
					-----------	----------	----------	---------
Adjustment for effect of assumed
 conversion of preferred stock........	       ----	      ----	      ----	       20
Numerator for net income per share -
 diluted..............................	$     1,615	$      997	$    4,254     $    2,190
					-----------	----------	----------     ----------

Denominator:

Weighted average number of shares of
 common stock and participating
 securities outstanding...............	 12,233,517	10,131,406	11,158,830	8,330,855
					-----------	----------	----------     ----------
Effect of convertible preferred stock.	       ----	      ----	      ----	  395,368
Effect of stock options...............	  1,086,554	   760,150	   934,304	1,019,635
Effect of warrants....................	     13,426	    85,323	    62,241	  400,658
					-----------	----------	----------     ----------
Denominator for net income per share -
 diluted..............................	 13,333,497	10,976,879	12,155,375     10,146,516
					-----------	----------	----------     ----------

Net income per share - basic..........	$      0.13    $      0.10     $      0.38    $      0.26

Net income per share - diluted........	$      0.12    $      0.09     $      0.35    $      0.22



	For the three months ended September 30, 2003 and 2002, zero and 686,963, respectively, weighted average options and warrants to purchase shares of our common stock had exercise prices greater than the average market price of our common stock.

	For the nine months ended September 30, 2003 and 2002, 44,703 and 497,598, respectively, weighted average options and warrants to purchase shares of our common stock had exercise prices greater than the average market price of our common stock.


(3)	ACQUISITIONS

	On July 17, 2003, we acquired all of the outstanding capital stock of RIS Logic, Inc. ("RIS Logic") pursuant to a Merger Agreement dated July 9, 2003. RIS Logic has been in the business of the development and sales of RIS to end user imaging centers.

	We paid a significant premium above RIS Logic's tangible and intangible assets principally because we determined that RIS Logic's software development ability and trade name is particularly important to us. As we looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions and imaging centers as many of our competitors are developing more integrated solutions. In addition, we expect to be able to sell our software products to RIS Logic's customers. The fair value of each share issued to RIS Logic was determined to be $14.305 using a four-day average of the closing price of our common stock before and after the signing of the definitive agreement.

	An escrow of 173,093 of the shares was established as a reserve for 18 months, which will terminate on January 16, 2005, against any claims regarding breaches or representations and warranties.

	On June 28, 2002, we acquired all the outstanding capital stock of eFilm Medical Inc. ("eFilm") pursuant to a Stock Acquisition Agreement dated


<PAGE 8>


                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for share data)


April 15, 2002. eFilm has been in the business of development of medical imaging workflow products and services, developing innovative medical image viewing and related solutions within a clinical environment. Its assets included accounts receivable, inventory, capital equipment and intangible assets.

	We paid a significant premium above eFilm's tangible and intangible assets principally for two reasons: eFilm's knowledge of our software products through the joint development projects that were undertaken prior to the acquisition and the ability to sell our products to existing eFilm customers. Also, eFilm's software development ability is particularly important because as we looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions as many of our competitors are promising more integrated solutions. In addition, we expect to be able to sell our higher price and high margin software products to eFilm's customers and to use the eFilm WorkstationTM as a way to have the healthcare institutions become aware of us. The fair value of each exchangeable share issued in the eFilm acquisition was determined to be $7.736, using a three-day average closing price of our common stock after signing the definitive agreement.

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

	We also established an escrow holdback of 116,590 exchangeable shares for 18 months, which will terminate on December 28, 2003, for indemnification with respect to certain potential claims.

	For eFilm, the value assigned to acquired in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. We estimated the fair value of the eFilm project to be $148. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

	The estimated fair value of the eFilm projects was determined by the utilization of the income or consumption approach. Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 25% discount rate, which was calculated using an industry beta and capital structure.

	In May 2002, we acquired certain assets of Aurora Technologies, Inc. ("Aurora") pursuant to an Asset Acquisition Agreement dated April 18, 2002. Aurora was in the business of design, production and sale of diagnostic radiology products and software that facilitate the viewing, distribution and storage of digital images. Its assets included accounts receivable, inventory, capital equipment and intangible assets. The fair value of shares issued to Aurora was determined to be $8.43 per share or equal to the closing price of our common stock as of May 17, 2002, the signing date of the definitive agreement.

	An escrow holdback of 18,780 shares was established for 12 months, for indemnification with respect to certain potential claims. As of September 30, 2003, the escrow holdback has been released.

	The acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for RIS Logic, acquired July 17, 2003, for eFilm, acquired on June 28, 2002, and for Aurora, acquired on May 28, 2002, since the respective acquisition dates. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts assigned to goodwill are not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment. The following is a summary of purchase consideration for the acquisitions:


<PAGE 9>


                MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for share data)


				RIS Logic	   eFilm	  Aurora
Form of  Consideration		Fair Value	Fair Value	Fair Value
------------------------------- ----------	----------	----------
Cash...........................	$   4,311	$     ----	$      100
93,901 shares of common stock..	     ----	      ----	       792
771,804 shares of common stock.	   11,041	      ----	      ----
1,000,000 eFilm exchangeable
  shares.......................	     ----	     7,737	      ----
Vested stock options...........	    1,452	       437	      ----
Transaction costs..............	      180	       186	        25
				---------	----------	----------
Total Consideration............	$  16,984	$    8,360	$      917
				=========	==========	==========

	The total purchase consideration of approximately $16,984, $917 and $8,360 were allocated to the fair value of the net assets acquired in each of these transactions as follows:


				RIS Logic	Aurora		eFilm


Current assets.................	$   2,134	$       51	$     403
Other assets...................	      247	        29	       44
Purchased and developed
  technologies.................	    1,576	        85	    1,193
Customer contracts.............	      809	      ----	      966
Goodwill.......................	   14,594	       752	    6,269
In-process research and
  development..................	     ----	      ----	      148
Liabilities assumed............	   (2,376)	      ----	     (663)
				---------	----------	---------
Total consideration:...........	$  16,984	$      917	$   8,360
				=========	==========	=========


	The purchase price allocation for RIS Logic may change due to estimates made for transaction costs and the final valuation of intangibles.

	Of the amounts assigned to goodwill in the acquisitions, the $14,594 relating to the RIS Logic transaction and the $6,269 relating to the eFilm transaction will not be deductible for federal income tax purposes, and the $752 relating to the Aurora transaction will be deductible for federal income tax purposes.

	The following unaudited pro forma information shows our results of operations as if the business combinations had occurred at the beginning of the periods presented. This data is not indicative of the results of operations that would have arisen if the business combinations had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.


				    Three Months ended		     Nine Months ended
				      September 30,		       September 30,
				-------------------------	-------------------------
				   2003		   2002		   2003		   2002
				---------	---------	---------	---------

Revenue........................	$   7,953	$   6,767	$  23,031	$  18,258
Net income.....................	    1,034	    1,152	    3,453	    1,484

Earnings per share:
  Basic........................	$    0.08	$    0.10	$    0.29	$    0.13
  Diluted......................	$    0.07	$    0.09	$    0.26	$    0.11




(4)	GOODWILL AND OTHER INTANGIBLES

	Due to the acquisition of RIS Logic, goodwill and the carrying amount of amortizable intangible assets increased during the nine months ended September 30, 2003.


<PAGE 10>


               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except for share data)


	Our amortizable intangible assets, other than internally developed software, are summarized as follows:


						     September 30, 2003
					--------------------------------------------
					  Weighted
					   Average
					  Remaining	  Gross
					 Amortization	Carrying	 Accumulated
					Period (Years)	 Amount		Amortization
					-------------	---------	------------

Purchased and developed technologies..	        4.13	$   2,994	$      (500)
Customer contracts....................	        4.24	$   1,775	$      (269)
					------------	---------	-----------
Total.................................	        4.17	$   4,769	$      (769)
					============	=========	===========

	Amortization expense was $202 and $47 in the three months ended September 30, 2003 and 2002, respectively, and $446 and $62 in the nine months ended September 30, 2003 and 2002, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

	For the remaining three months:		2003	$  241
	For the year ended:			2004	$  958
						2005	$  921
						2006	$  909
						2007	$  693

	The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows:

	Balance as of January 1, 2003.................	$   7,406
	Goodwill acquired in RIS Logic acquisition....	   14,594
	Goodwill acquired in Aurora acquisition.......	        8
	Goodwill acquired in eFilm acquisition........	      (37)
							---------
	Balance as of September 30, 2003..............	$  21,971
							=========

<PAGE 11>


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
-------------------------------------------

	Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words: believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others, our lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, risks of loss associated with potential infringement of our products or services on the intellectual property rights of others, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW
---------

	We are in the business of integrating digital radiology images and information into healthcare enterprise networks, and providing software solutions that manage diagnostic imaging workflow processes. Our solutions and services improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. We deliver this tangible value to healthcare facilities of all sizes, but specifically target small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers. We offer modular, cost effective software solutions that improve our customers' image and information management and radiology workflow. Our product and service offerings are commonly categorized as PACS and RIS. We believe the combination of PACS and RIS define the breadth and depth of integrated radiology workflow, with the added value of enterprise image and information access. This broader definition is our focus and the manner in which our solutions are positioned to our target market.

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


<PAGE 12>


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


RESULTS OF OPERATIONS
----------------------
(in thousands, except for share data)


Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

NET SALES

	Net sales increased 43% to $7,619 in the three months ended September 30, 2003 from $5,321 in the three months ended September 30, 2002. Net sales of products and software made directly to healthcare facilities increased 33% to $2,085 in the three months ended September 30, 2003 from $1,569 in the three months ended September 30, 2002. Net sales to OEM/VARs and dealers increased 20% to $3,158 in the three months ended September 30, 2003 from $2,635 in the three months ended September 30, 2002. We anticipate continued growth in the OEM/VAR group, although at a lower rate than sales made directly to healthcare facilities and from the professional services group. Net sales from the professional services group increased 113% to $2,376 in the three months ended September 30, 2003 from $1,118 in the three months ended September 30, 2002. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the revenue related to the acquisition of RIS Logic completed in July 2003.
We anticipate net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, we believe information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the our suite of products, we anticipate sales for the remainder of 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided relating to these customers.

COST OF SALES

	Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percentage of net sales to 14% in the three months ended September 30, 2003 from 22% in the three months ended September 30, 2002.
This decrease in the cost of purchased components as a percentage of net sales is primarily due to our sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs. Service costs associated with revenues increased to $1,014 in the three months ended September 30, 2003 from $499 in the three months ended September 30, 2002. The increase is due to our acquisition of RIS Logic and additional service department staff. Amortization of purchased and developed software increased to $511 or 7% of net sales in the three months ended September 30, 2003 from $386 or 7% of net sales in the three months ended September 30, 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of RIS Logic.

GROSS PROFIT

	Gross profit increased 55% to $5,033 in the three months ended September 30, 2003 from $3,243 in the three months ended September 30, 2002. As a percentage of net sales, gross profit increased to 66% of net sales in


<PAGE 13>


the three months ended September 30, 2003 compared to 61% in the three months ended September 30, 2002. The increase in gross profit percentage is the result of our initiative to gradually shift our product mix to higher margin software applications. We anticipate that this initiative will continue to increase overall margins in 2003 in comparison to 2002.

SALES AND MARKETING

	Sales and marketing expense increased 60% to $1,669 in the three months ended September 30, 2003 from $1,043 in the three months ended September 30, 2002. The increase is the result of our acquisition of RIS Logic and our objective to invest in sales and marketing activities by participating in more trade shows and increasing our staff in order to grow net sales.

PRODUCT RESEARCH AND DEVELOPMENT

	Research and development expense increased 26% to $566 in the three months ended September 30, 2003 from $451 in three months ended September 30, 2002. We anticipate research and development costs will continue to increase in 2003 as we increase our new product development, particularly related to developing our FUSION ServiceTM ("Fusion") application modules and integrating our RIS/PACS technologies. Capitalization of software development costs increased $303 to $748 in the three months ended September 30, 2003 from $445 in the three months ended September 30, 2002.

GENERAL AND ADMINISTRATIVE

	General and administrative expense increased 66% to $901 in the three months ended September 30, 2003 from $544 in the three months ended September 30, 2002. The increase is due mainly to the acquisition of RIS Logic, increases in travel due to increased airfares, and increases in professional fees related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expense includes costs for information systems, accounting, human resources, administrative support, management personnel, bad debt expenses and general corporate matters.

DEPRECIATION AND AMORTIZATION

	Depreciation and amortization expense increased 10% or $14 to $159 in the three months ended September 30, 2003 from $145 in the three months ended September 30, 2002. The increase is due primarily to acquisition of RIS Logic offset by certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This category excludes the amortization of capitalized software and acquired intangibles, which are a component of cost of sales.

OTHER INCOME, EXPENSE

	Interest expense decreased to $4 in the three months ended September 30, 2003 from $5 in three months ended September 30, 2002, and interest income was $35 compared to interest income of $16 in three months ended September
30, 2002. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other income, net, was $66 in the three months ended September 30, 2003 compared to other expense, net, in the three months ended September 30, 2002 of $13. The decrease in other expense, net, is due primarily to a decrease in unrealized foreign exchange losses on United States dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

INCOME TAXES

	We recorded an income tax expense of $210 in the three months ended September 30, 2003 and $12 in the three months ended September 30, 2002. The 2003 expense reflects our estimated domestic and international effective tax rate of 13.9%, which has been applied to the nine month period, ended September 30, 2003, as compared with our 15% estimated annual tax rate as of June 30, 2003.


<PAGE 14>


Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002.

NET SALES

	Net sales increased 44% to $20,170 in the nine months ended September 30, 2003 from $14,040 in the nine months ended September 30, 2002. Net sales of products and software made directly to healthcare facilities increased 27% to $5,292 in the nine months ended September 30, 2003 from $4,159 in the nine months ended September 30, 2002. Net sales in the nine months ended September 30, 2003 were reduced by a $430 return from one customer related to a sale made in 2002. Net sales to OEM/VARs and dealers increased 31% to $9,756 in the nine months ended September 30, 2003 from $7,426 in the nine months ended September 30, 2002. We anticipate continued growth in the OEM/VAR group, although at a lower rate than sales made directly to healthcare facilities and from the professional services group. Net sales from the professional services group increased 109% to $5,122 in the nine months ended September 30, 2003 from $2,455 in the nine months ended September 30, 2002. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the revenue related to the acquisitions of eFilm, completed in June 2002, and RIS Logic, completed in July 2003. We anticipate net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, we believe information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to the our suite of products, we anticipate sales for the remainder of 2003 to continue to increase, largely driven by sales made directly to healthcare facilities and imaging centers and the services to be provided relating to these customers.

COST OF SALES

	Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and amortization of customer contracts. The cost of purchased components decreased as a percentage of net sales to 13% in the nine months ended September 30, 2003 from 24% in the nine months ended September 30, 2002. This decrease in the cost of purchased components as a percentage of net sales is primarily due to our sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs. Costs associated with professional services increased to $2,267 in the nine months ended September 30, 2003 from $1,225 in the nine months ended September 30, 2002. The increase is due to our acquisitions of RIS Logic and eFilm and additional service department staff. Amortization of purchased and developed software increased to $1,421 or 7% of net sales in the nine months ended September 30, 2003 from $913 or 7% of net sales in the nine months ended September 30, 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisitions of RIS Logic and eFilm.

GROSS PROFIT

	Gross profit increased 63% to $13,904 in the nine months ended September 30, 2003 from $8,526 in the nine months ended September 30, 2002. As a percentage of net sales, gross profit increased to 69% of net sales in the nine months ended September 30, 2003 compared to 61% in the nine months ended September 30, 2002. The increase in gross profit percentage is the result of our initiative to gradually shift our product mix to higher margin software applications. We anticipate that this initiative will continue to increase overall margins in 2003 in comparison to 2002.

SALES AND MARKETING

	Sales and marketing expense increased 60% to $4,470 in the nine months ended September 30, 2003 from $2,792 in the nine months ended September 30, 2002. The increase is the result of our acquisition of RIS Logic and our objective to invest in sales and marketing activities by participating in more trade shows and increasing our staff in order to grow net sales.


<PAGE 15>


PRODUCT RESEARCH AND DEVELOPMENT

	Research and development expense increased 20% to $1,402 in the nine months ended September 30, 2003 from $1,164 in nine months ended September 30, 2002. We anticipate research and development costs will continue to increase in 2003 as we increase our new product development, particularly related to developing our Fusion application modules and integrating our RIS/PACS technologies. Capitalization of software development costs increased $573 to $1,902 in the nine months ended September 30, 2003 from $1,329 in the nine months ended September 30, 2002.

GENERAL AND ADMINISTRATIVE

	General and administrative expense increased 47% to $2,487 in the nine months ended September 30, 2003 from $1,693 in the nine months ended September 30, 2002. The increase is due mainly to the acquisition of RIS Logic, increases in travel due to increased airfares, and increases in professional fees related to compliance with the Sarbanes-Oxley Act of 2002. General and administrative expense includes costs for information systems, accounting, human resources, administrative support, management personnel, bad debt expenses and general corporate matters.

DEPRECIATION AND AMORTIZATION

	Depreciation and amortization expense increased 2% or $6 to $383 in the nine months ended September 30, 2003 from $377 in the nine months ended September 30, 2002. The increase is due primarily to acquisition of RIS
Logic offset by certain assets becoming fully depreciated. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This category excludes the amortization of capitalized software and acquired intangibles, which are a component of cost of sales.

OTHER INCOME, EXPENSE

	Interest expense decreased to $13 in the nine months ended September 30, 2003 from $17 in nine months ended September 30, 2002, and interest income was $60 compared to interest income of $32 in nine months ended September 30, 2002. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other expense, net, was $169 in the nine months ended September 30, 2003 compared to other income, net, in the nine months ended September 30, 2002 of $28. The increase in other expense, net, is due primarily to unrealized foreign exchange losses on United States dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

INCOME TAXES

	We recorded an income tax expense of $698 in the nine months ended September 30, 2003 and $46 in the nine months ended September 30, 2002. We have estimated our domestic and international effective rate to be 13.9%, which has been applied to the nine month period ended September 30, 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------
(in thousands, except for share data)


OPERATING CASH FLOWS

	Cash provided by operating activities was $8,044 in the nine months ended September 30, 2003. Our positive operating cash flow in the nine months ended September 30, 2003 is due primarily to our net income of $4,342, depreciation and amortization expense of $1,803, a decrease of $1,182 in accounts receivable and a $1,087 increase in aggregate deferred revenues, offset by a decrease of $797 in accounts payable. The aggregate deferred revenue increase is a result of the increase in net sales.


<PAGE 16>


	The total days sales outstanding for the nine months ended September 30, 2003 improved to 114 days compared to 130 days for the year ended December 31, 2002. The decrease in days sales outstanding is attributed to the improved collection of receivables from healthcare facilities in 2003.

INVESTING CASH FLOW

	Cash used in investing activities was $7,132 in the nine months ended September 30, 2003, due primarily to cash outflows for the acquisition of RIS Logic of $4,416, capitalized software development costs of $1,902 and purchases of property and equipment of $814. We expect to continue to invest in software development projects that will continue to accelerate sales.

FINANCING CASH FLOWS

	Cash provided by financing activities was $9,766 in the nine months ended September 30, 2003. We received net proceeds of $7,745 from the private offering of 667,000 shares of our common stock, $1,828 from employee and director stock option exercises and $106 from purchases of common stock under our employee stock purchase plan.

	Total outstanding commitments at September 30, 2003 were as follows:

						       Less than	 1 - 3		  4 - 6	        7 - 10
	Contractual Obligations		 Total	         1 Year		 Years		  Years	 	 Years
	------------------------------	-------	       --------		--------	--------	-------

	Long Term Debt................	$   222		$   222		$   ----	$   ----	$  ----
	Operating Leases..............	  3,536	            469	           1,516             841            710
					-------		-------		--------	--------	-------
	Total Contractual Cash
 	  Obligations.................	$ 3,758	        $   691		$  1,516  	$    841  	$   710
					=======		=======		========	========	=======



	We also recorded a liability of $94 for put options on the remaining 22,462 of 420,000 Interpra exchangeable shares, which may be exercised for a price of $4.50 per share during the period from August 31, 2004, through September 30, 2004.

	In December 2002, we negotiated a new revolving line of credit agreement with our bank, increasing our line to $5,000 effective December 30, 2002, and maturing December 30, 2005. The interest rate on the line of credit is a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points, and is collateralized by our assets. At September 30, 2003, the interest rate on the line of credit was 3.25%. Availability under the new line of credit is subject to a borrowing base consisting of 50% of inventory balances under $2,000, 80% of qualified accounts receivable under 90 days and 100% of our depository cash balances held at the bank if borrowings exceed the existing base of inventory and qualified accounts receivable. Under the formula, $5,000 was calculated to be available at September 30, 2003. No amounts were outstanding on the line of credit as of September 30, 2003.

	We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

	We believe that existing cash, together with the availability under our revolving credit agreement and future cash flows from operations will be sufficient to execute our business plan in 2003, and meet the anticipated cash needs of our current business for at least the next twelve months. However, any projections of future cash inflows and outflows are subject to uncertainty. In the future, it may be necessary to raise additional capital for activities necessary to meet our business objectives or our long-term liquidity needs. If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us.


<PAGE 17>


RECENTLY ISSUED ACCOUNTING STANDARDS

	In May 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue No. 00-21, Revenue arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21's criteria govern how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. Specifically, the purpose of EITF 00-21 is to determine if separation is necessary and, if so, how to measure and allocate the arrangement consideration. For publicly traded companies, EITF 00-21 is applicable for revenue arrangements entered into in periods beginning after June 15, 2003. Accordingly, we adopted EITF 00-21 on July
1, 2003 for all new revenue arrangements. The adoption of EITF 00-21 did not have a significant effect on our financial position, results of operations or cash flows.

	In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement is not expected to have a significant impact on our financial position or results of operations.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Not Applicable.


Item 4.	CONTROLS AND PROCEDURES

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


				     PART II
				    ---------

ITEM 1.	LEGAL PROCEEDINGS


	On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03-5900) against us alleging that our "RIS Logic CS Scheduling System" product infringes upon their US Patent No. 6,389,454 for their "Multi-Facility Appointment Scheduling System" product. We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful. Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others' proprietary rights and 173,093 shares of our common stock are in an escrow holdback to cover any claims of breach of representation or warranty. We believe that all the claims in the lawsuits are without merit and we intend to vigorously defend against such claims but can provide no assurances at to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any cost, expense or loss that we may incur in connection with such litigation.


ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

	In the three months ended September 30, 2003, we sold shares of our common stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"), as follows:

	In July 2003, we issued 772,000 shares of our common stock to the shareholders of RIS Logic to acquire 100% of their outstanding stock. We did not use any underwriters to complete the transaction. The transaction was exempt from registration as a private offering under Regulation D and Section 4 (2) of the Securities Act.


<PAGE 18>


	In July 2003, we sold 667,000 shares of our common stock in an offering exempt from registration as a private offering, which raised $8,000,000 of gross proceeds before any expenses associated with the offering of these shares. The monies raised are for general corporate purposes. Fees of $240,000 and 35,000 shares of our common stock were paid to Belle Haven Investments, L. P., a placement agent. All shares were sold in a private offering exempt under Regulation D and Section 4 (2) of the Securities Act and only to persons who were accredited investors.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Not applicable.


ITEM 5.	OTHER INFORMATION

	None.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits.

		See Exhibit Index.

	(b) 	On July 10, 2003, we filed a Form 8-K to report in Item 5 that
		we signed a definitive agreement to acquire RIS Logic, Incorporated.

		On July 29, 2003, we filed a Form 8-K to report in Item 2 our acquisition of RIS Logic, Incorporated and to report in Item 5 our private offering of 667,000 shares of our common stock.

		On July 30, 2003, we filed a Form 8-K to report in Item 12 the financial results for the second quarter of our fiscal year 2003.

		On September 29, 2003, we filed an amendment to the Form 8-K filed on July 29, 2003 to report in Item 7 the financial statements and pro forma financial information as required for the acquisition of RIS Logic, Incorporated.

<PAGE 19>


                                   SIGNATURES
				  ------------

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


			MERGE TECHNOLOGIES INCORPORATED




November 14, 2003	By:	/s/ Richard A. Linden
				--------------------------------------
				Richard A. Linden
				President and Chief Executive Officer




November 14, 2003	By:	/s/ Scott T. Veech
				------------------------------------------------
				Scott T. Veech
				Chief Financial Officer, Treasurer and Secretary
				(Principal Financial Officer and Principal
				  Accounting Officer)


<PAGE 20>


                                  EXHIBIT INDEX
				 ---------------

3.1	Articles of Incorporation of Registrant(2), Articles of Amendment as
	of June 16, 1998(3), Articles of Amendment as of September 1, 1999(6), and Articles of Amendment as of November 29, 2000(6)
3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)
10.2	Employment Agreement entered into as of November 29, 2001, between
	Registrant and Richard A. Linden(7)
10.3	Employment Agreement entered into as of December 21, 2001, between
	Registrant and William C. Mortimore(7)
10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996(2)
10.6	Office Lease for West Allis Center dated May 24, 1996, between
	Registrant and Whitnall Summit Company, LLC, Supplemental Office
	Lease dated July 3, 1997(1), Supplemental Office Space Lease dated January 30, 1999(2), Supplemental Office Space Lease for 1126 West Allis Operating Associates Limited Partnership dated April 11,
	2000(4) and Second Amendment to Lease dated January 11, 2002, between Registrant and 1126 West Allis Operating Associates, Limited Partnership(7)
10.8	1999 Stock Option Plan For Directors(1)
10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan(5)
10.10	Loan Agreement dated as of December 30, 2002, by and between
	Registrant and Lincoln State Bank(8)
10.11	Employment Agreement entered into as of July 15, 2002, between
	Registrant and Scott T. Veech(8)
10.12	First Amendment to Employment Agreement entered into as of May 21,
	2003, between Registrant and Richard A. Linden(9)
10.13	First Amendment to Employment Agreement entered into as of May 21,
	2003, between Registrant and William C. Mortimore(9)
10.14	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996, as amended and restated  in its entirety as of September 1, 2003
10.15	2003 Stock Option Plan of Registrant dated June 24, 2003, and
	effective July 17, 2003
31.1	Certification of Chief Executive Officer Pursuant to Section 13(a)
	of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Section 13(a)
	of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section
	906 of the Sarbanes - Oxley Act of 2002)

-----------------------------------------

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

(9)	Incorporated by reference to Quarterly Report on Form 10-Q for
	the three months ended June 30, 2003.

-------------
EXHIBIT 31.1
-------------


                                  CERTIFICATION

	    Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

	I, Richard A. Linden, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merge
	Technologies Incorporated (the "Registrant");

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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the Registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that
		material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared; and

	b)	evaluated the effectiveness of the Registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of
	Directors:

	a)	all significant deficiencies in the design or operation of
		internal controls that would adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management
		or other employees who have a significant role in the Registrant's internal controls; and

6.	The Certifying Officers have indicated in the quarterly report
	whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 14, 2003


/s/ Richard A. Linden
-------------------------------------------
Richard A. Linden, Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.

-----------------
EXHIBIT 31.2
-----------------


                                  CERTIFICATION

	    Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

	I, Scott T. Veech, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merge
	Technologies Incorporated (the "Registrant");

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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the Registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that
		material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared; and

	b)	evaluated the effectiveness of the Registrant's disclosure
		controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of
	Directors:

	a)	all significant deficiencies in the design or operation of
		internal controls that would adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

	b)	any fraud, whether or not material, that involves management
		or other employees who have a significant role in the Registrant's internal controls; and

6.	The Certifying Officers have indicated in the quarterly report
	whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	November 14, 2003


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

-----------
EXHIBIT 32
-----------

        CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

	    Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes - Oxley Act of 2002

	In connection with the Quarterly Report on Form 10-Q of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

	(1)	The Report fully complies with the requirements of Section
		13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
		all material respects, the financial condition and results of operations of the Company.




Date:	November 14, 2003		By:	/s/ Richard A. Linden
						----------------------------
						Richard A. Linden
						Chief Executive Officer


Date:	November 14, 2003		By:	/s/ Scott T. Veech
						----------------------------
						Scott T. Veech
						Chief Financial Officer


	This certification accompanies the Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes - Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

	See also the certifications pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, which are included in this quarterly report on Form 10-Q.

---------------
EXHIBIT 10.14
---------------

                      AMENDED AND RESTATED STOCK OPTION PLAN FOR
                     EMPLOYEES OF MERGE TECHNOLOGIES INCORPORATED
		     --------------------------------------------

	MERGE TECHNOLOGIES INCORPORATED, a corporation organized under the laws of the State of Wisconsin, adopted the Stock Option Plan for Employees of Merge Technologies Incorporated on July 11, 1997, which was approved by its shareholders. The Company hereby amends and restates the Plan in its entirety as of September 1, 2003, pursuant to the authority granted to the Board in
Section 7.2 in order to codify all increases to the number of shares authorized for issuance pursuant to Section 2.1 since the inception of the Plan (as previously approved by the Company's Shareholders), and to make certain technical corrections and reformations as authorized by the Plan.

	The Board of Directors ratifies all grants of options made under the Plan since the Plan's inception.

	The purposes of this Plan are as follows:

	1.	To further the growth, development and financial success of the
Company by providing additional incentives to certain of its Employees who have been or will be given responsibility for the management or administration of the Company's business affairs, by assisting them to become owners of capital stock of the Company and thus to benefit directly from its growth, development and financial success.

	2.	To enable the Company to obtain and retain the services of
the type of professional, technical and managerial employees considered essential to the long-range success of the Company by providing and offering them an opportunity to become owners of capital stock of the Company under options, including options that are intended to qualify as "incentive stock options" under Section 422(b) of the Internal Revenue Code of 1986, as amended.

		                    ARTICLE I

			           DEFINITIONS
				  -------------

	Whenever the following terms are used in this Plan, they shall have the meaning specified below unless the context clearly indicates to the contrary. The masculine pronoun shall include the feminine and neuter and the singular shall include the plural, where the context so indicates.

Section 1.1 -  Board

	"Board" shall mean the Board of Directors of the Company.

Section 1.2 -  Code

	"Code" shall mean the Internal Revenue Code of 1986, as amended.

Section 1.3 -  Committee

	"Committee" shall mean the Stock Option Committee of the Board or alternate named or responsible Committee of the Board, appointed as provided in Section 6.1.

Section 1.4 -  Common Stock

	"Common Stock" shall mean the Common Stock, one cent ($0.01) par value, of the Company.

Section 1.5 -  Company

	"Company" shall mean MERGE TECHNOLOGIES INCORPORATED.

Section 1.6 -  Director

	"Director" shall mean a member of the Board.

Section 1.7 -  Disability

	"Disability" shall have the meaning set forth in Section 2.2(e)(3) of the Code.

Section 1.8 -  Employee

	"Employee" shall mean any employee (as defined in accordance with the regulations and revenue rulings then applicable under Section 3401(c) of the Code) of the Company, or of any corporation which is then a Subsidiary, whether such employee is so employed at the time this Plan is adopted or becomes so employed subsequent to the adoption of this Plan.

Section 1.9 -  Exchange Act

	"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

Section 1.10 -  Incentive Stock Option

	"Incentive Stock Option" shall mean an Option which qualifies under
Section 422(b) of the Code and which is designated as an Incentive Stock Option by the Committee.

Section 1.11 -  Non-Qualified Option

	"Non-Qualified Option" shall mean an Option which is not an Incentive Stock Option.

Section 1.12 -  Officer

	"Officer" shall mean an officer of the Company or any Subsidiary.

Section 1.13 -  Option

	"Option" shall mean an option to purchase Common Stock of the Company, granted under the Plan. "Options" includes both Incentive Stock Options and Non-Qualified Options.

Section 1.14 -  Optionee

	"Optionee" shall mean an Employee to whom an Option is granted under the Plan.

Section 1.15 -  Plan

	"Plan" shall mean this Stock Option Plan for Employees of MERGE TECHNOLOGIES INCORPORATED.

Section 1.16 -  Secretary

	"Secretary" shall mean the Corporate Secretary of the Company.

Section 1.17 -  Securities Act

	"Securities Act" shall mean the Securities Act of 1933, as amended.

Section 1.18 -  Subsidiary

	"Subsidiary" shall mean any corporation in an unbroken chain of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain then owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain.

Section 1.19 -  Termination of Employment

	"Termination of Employment" shall mean the time when the employee-employer relationship between the Optionee and the Company or a Subsidiary is terminated for any reason, with or without cause, including, but not by way of limitation, a termination by resignation, discharge, death or retirement, but excluding terminations where there is a simultaneous reemployment of the Optionee by the Company or a Subsidiary. The Committee, in its absolute discretion, shall determine the effect of all other matters and questions relating to Termination of Employment, including, but not by way of limitation, the question of whether a Termination of Employment resulted from a discharge for good cause, and all questions of whether particular leaves of absence constitute Terminations of Employment; provided, however, that, with respect to Incentive Stock Options, a leave of absence shall constitute a Termination of Employment if, and to the extent that, such leave of absence interrupts employment for the purposes of
Section 422(a)(2) of the Code and the then applicable regulations and revenue rulings under said Section.

                                   ARTICLE II

	                      SHARES SUBJECT TO PLAN
			     ------------------------

Section 2.1 -  Shares Subject to Plan

	The shares of stock subject to Options shall be shares of the Company's Common Stock. The aggregate number of such shares which may be issued upon exercise of Options shall not exceed 3,265,826. For purposes of the foregoing limitation, any reduction in shares issuable to an Optionee in full or part payment of the option price in accordance with the provisions of Section 5.3(b) or (c) shall nevertheless be deemed to have been issued.

Section 2.2 -  Unexercised Options

	If any Option expires or is cancelled without having been fully exercised, the number of shares subject to such Option but as to which such Option was not exercised prior to its expiration or cancellation may again be optioned hereunder, subject to the limitations of Section 2.1.

Section 2.3 -  Changes in Common Stock

	In the event that the outstanding shares of Common Stock of the Company are hereafter changed into or exchanged for a different number or kind of shares or other securities of the Company, or of another corporation, by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, combination of shares or otherwise, appropriate adjustments shall be made by the Committee in the number and kind of shares for the purchase of which Options may be granted, including adjustments of the limitations in Section 2.1 on the maximum number and kind of shares which may be issued on exercise of Options.

                                  ARTICLE III

                              GRANTING OF OPTIONS
			     ---------------------

Section 3.1 -  Eligibility

	Any Employee of the Company or of any corporation which is then a Subsidiary shall be eligible to be granted Options, except as provided in
Section 3.2.

Section 3.2 -  Qualification of Incentive Stock Options

	No Incentive Stock Option shall be granted unless such Option, when granted, qualifies as an "incentive stock option" under Section 422(b) of the Code.

Section 3.3 -  Granting of Options

	(a) The Committee shall from time to time, in its absolute discretion:

		(i) Determine which Employees are Employees and select from among the Employees (including those to whom Options have been previously granted under the Plan) such of them as in its opinion should be granted Options; and

		(ii) Determine the number of shares to be subject to such Options granted to such selected Employees, and determine whether such
	Options	are to be Incentive Stock Options or Non-Qualified Options;
	and

		(iii) Determine the terms and conditions of such Options, consistent with the Plan.

		Notwithstanding the above, the Committee may delegate certain powers relating to the granting of Options as it deems appropriate to executive officers of the Company including the power to determine the number of shares to be subject to Options (subject to a maximum amount set by the Committee), whether such Options are to be Incentive Stock Options or Non-Qualified Options and to determine the terms and conditions of such Options, including the imposition of one more conditions to exercise such as the execution by the Optionee of a non-competition agreement in favor of the Company or a Subsidiary; provided, however, that the Committee shall not delegate any powers that are required to be exercised by the Committee under Section
16(b) of the Exchange Act or any rules promulgated thereunder.

	(b) Upon the selection of an Employee to be granted an Option, the Committee shall instruct the Secretary to issue such Option and may impose such conditions on the grant of such Option as it deems appropriate. Without limiting the generality of the preceding sentence, the Committee may, in its discretion and on such terms as it deems appropriate, require as a condition on the grant of any Option to an Employee that the Employee surrender for cancellation some or all of the unexercised Options which have been previously granted to him. An Option, the grant of which is conditioned upon such surrender, may have an option price lower (or higher) than the option price of the surrendered Option, may cover the same (or a lesser or greater) number of shares as the surrendered Option, may contain such other terms as the Committee deems appropriate and shall be exercisable in accordance with its terms, without regard to the number of shares, price, option period or any other term or condition of the surrendered Option.


                                   ARTICLE IV

				 TERM OF OPTIONS
				-----------------

Section 4.1 -  Option Agreement

	Each Option shall be evidenced by a written Stock Option Agreement, which shall be executed by the Optionee and an authorized Officer of the Company and which shall contain such terms and conditions as the Committee shall determine, consistent with the Plan. Stock Option Agreements evidencing Incentive Stock Options shall contain such terms and conditions as may be necessary to qualify such Options as "incentive stock options" under Section 422(b) of the Code.

Section 4.2 -  Option Price

	(a) The price of the shares subject to each Option shall be set by the Committee; provided, however, that: (i) the price per share of a Non-Qualified Option shall be not less than the lesser of eighty five percent (85%) of the fair market value of such shares on the date such Option is granted or the average of the fair market values of such shares on the five (5) most recent trading days prior to the date that such Option is granted; and
(ii) the price per share of an Incentive Stock Option shall not be less than one hundred percent (100%) of the fair market value of such shares on the date such Option is granted.

	(b) For purposes of the Plan, the fair market value of a share of the Company's stock as of a given date shall be: (i) the closing price of the Common Stock on the principal national stock exchange on which the shares are listed on such date or, if shares were not traded on such date, then on the next preceding trading day during which a sale occurred; or (ii) if such stock is not listed on an exchange but is quoted on NASDAQ or a successor quotation system, (1) the last sales price (if the stock is then listed as a National Market Issue under the NASD National Market System) or (2) the mean between the closing representative bid and asked prices (in all other cases) for the stock on such date as reported by NASDAQ or such successor quotation system; or (iii) if such stock is not listed on an exchange and not quoted on NASDAQ or a successor quotation system, the mean between the closing bid and asked prices for the stock on such date, as determined in good faith by the Committee; or (iv) if the Company's stock is not publicly traded, the fair market value established by the Committee acting in good faith. In determining the fair market value of the Company's Common Stock under subsection 1(b) of this Section 4.2, the Committee may rely on the closing price as reported in The Wall Street Journal.

Section 4.3 -  Commencement of Exercisability

	(a) Subject to the provisions of Sections 4.3(b), 4.3(c) and 7.3, Options shall become exercisable at such times and in such installments (which may be cumulative) as the Committee shall provide in the terms of each individual Option; provided, however, that by a resolution adopted after an Option is granted the Committee may, on such terms and conditions as it may determine to be appropriate and subject to Sections 4.3(b), 4.3(c) and 7.3, accelerate the time at which such Option or any portion thereof may be exercised.

	(b) No portion of an Option which is unexercisable at Termination of Employment shall thereafter become exercisable.

	(c) Notwithstanding any other provision of this Plan, in the case of an Incentive Stock Option, the aggregate fair market value (determined at the time the Incentive Stock Option is granted) of the shares of the Company's stock with respect to which "incentive stock options" (within the meaning of Section 422(b) of the Code) are exercisable for the first time by the Optionee during any calendar year (under the Plan and all other incentive stock option plans of the Company and any Subsidiary) shall not exceed One Hundred Thousand Dollars ($100,000).

Section 4.4 -  Expiration of Options

	(a) No Option may be exercised to any extent by anyone after the first to occur of the following events:

		(i) In the case of an Incentive Stock Option, the expiration of ten (10) years from the date the Option was granted; or in the case of an Optionee owning (within the meaning of Section 425(d) of the Code), at the time the Incentive Stock Option was granted, more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or any Subsidiary, the expiration of five (5) years from the date the Incentive Stock Option was granted; or

		(ii) In the case of a Non-Qualified Option, the expiration of fifteen (15) years and one (1) day from the date the Option was granted; or

		(iii) The expiration of three (3) months from the date of the Optionee's Termination of Employment; or

		(iv) The engagement by the Employee in willful misconduct which injures the Company or any of its Subsidiaries.

	(b) Subject to the provisions of Section 4.4(a), the Committee shall provide, in the terms of each individual Option, when such Option expires and become unexercisable; and (without limiting the generality of the foregoing) the Committee may provide in the terms of individual Options that said Options expire immediately upon a Termination of Employment for any reason.

Section 4.5 -  Tenure of Employment

	Nothing in this Plan or in any Stock Option Agreement hereunder shall confer upon any Optionee any right to continue in the employ of the Company or any Subsidiary or shall interfere with or restrict in any way the rights of the Company and its Subsidiaries, which are hereby expressly reserved, to discharge any Optionee at any time for any reason whatsoever, with or without cause.

Section 4.6 -  Adjustments in Outstanding Options

	In the event that the outstanding shares of the stock subject to Options are changed into or exchanged for a different number or kind of shares of the Company or other securities of the Company by reason of merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, combination of shares or otherwise, the Committee shall make an appropriate and equitable adjustment in the number and kind of shares as to which all outstanding Options, or portions thereof then unexercised, shall be exercisable, to the end that after such event the Optionee's proportionate interest shall be maintained as before the occurrence of such event. Such adjustment in an outstanding Option shall be made without change in the total price applicable to the Option or the unexercised portion of the Option (except for any change in the aggregate price resulting from rounding-off of share quantities or prices) and with any necessary corresponding adjustment in Option price per share; provided, however, that, in the case of Incentive Stock Options, each such adjustment shall be made in such manner as not to constitute a "modification" within the meaning of Section 425(h)(3) of the Code. Any such adjustment made by the Committee shall be final and binding upon all Optionees, the Company and all other interested persons.

Section 4.7 -  Merger, Consolidation, Acquisition, Liquidation or Dissolution

	In the event of: (1) a merger or consolidation in which the Company is not the surviving corporation; or (2) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then to the extent permitted by applicable law: (i) any surviving corporation shall assume any of the options outstanding under the Plan or shall substitute similar options for those outstanding under the Plan; or (ii) such Options shall continue in full force and effect. In the event any surviving corporation refuses to assume or continue such Options, or to substitute similar Options for those outstanding under the Plan, then the time at which such options may first be exercised shall accelerate and the Options terminated if not exercised prior to such event. In the event of a dissolution or liquidation of the Company, any Options outstanding under the Plan shall terminate if not exercised prior to such event.


                                    ARTICLE V

			        EXERCISE OF OPTIONS
			       --------------------

Section 5.1 -  Person Eligible to Exercise

	During the lifetime of the Optionee, only he may exercise an Option granted to him, or any portion thereof. After the death of the Optionee, any exercisable portion of an Option may, prior to the time when such portion becomes unexercisable under Section 4.4 or Section 4.7, be exercised by his personal representative or by any person empowered to do so under the deceased Optionee's will or under the then applicable laws of descent and distribution.

Section 5.2 -  Partial Exercise

	At any time and from time to time prior to the time when any exercisable Option or exercisable portion thereof become unexercisable under
Section 4.4 or Section 4.7, such Option or portion thereof may be exercised in whole or in part; provided, however, that the Company shall not be required to issue fractional shares and the Committee may, by the terms of the Option, require any partial exercise to be with respect to a specified minimum number of shares.

Section 5.3 -  Manner of Exercise

	An Exercisable Option, or any exercisable portion thereof, may be exercised solely by delivery to the Secretary or his office of all of the following prior to the time when such Option or such portion becomes unexercisable under Section 4.4 or Section 4.7:

	(a) Notice in writing signed by the Optionee or other person then entitled to exercise such Option or portion, stating that such Option or portion is exercised, such notice complying with all applicable rules established by the Committee; and

	(b) (i)	Full payment (in cash or by check) for the shares with respect to which such Option or portion is thereby exercised; or

		(ii) Subject to the Committee's consent, shares of Common Stock owned by the Optionee duly endorsed for transfer to the Company, or issuable to the Optionee upon exercise of the Option, with a fair market value (as determinable under Section 4.2(b)) on the date of delivery equal to the aggregate Option Price of the shares with respect to which such Option or portion is thereby exercised; or

		(iii) Subject to the Committee's consent, full payment in any other form approved by the Committee, consistent with applicable law and the Plan; or

		(iv) Any combination of the consideration provided in the foregoing subsections (i) (ii) and (iii); and

	(c) On or prior to the date the same is required to be with held:

		(i) Full payment (in cash or by check) of any amount that must be withheld by the Company for federal, state and/or local tax purposes; or

		(ii) Subject to the Committee's consent, full payment by delivery to the Company of shares of the Common Stock owned by the Optionee duly endorsed for transfer to the Company by the Optionee or other person then entitled to exercise such Option or portion with an aggregate fair market value (as determinable under Section 4.2(b)) equal to the amount that must be withheld by the Company for federal, state and/or local tax purposes; or

		(iii) Subject to the Committee's consent, full payment by retention by the Company of shares of Common Stock to be issued pursuant to such Option exercise with an aggregate fair market value (as determinable under Section 4.2(b)) equal to the amount that must be withheld by the Company for federal, state and/or local tax purposes; or

		(iv) Any combination of payments provided for in the foregoing subsections (i) (ii) or (iii); provided that if the Company is subject to the reporting requirements under the Exchange Act, if and to the extent required by Rule 16(b)-3 promulgated under Section 16 of the Exchange Act ("Rule 16(b)-3"), an election to make full payment by the means described in Section 5.3(c)(ii) or 5.3(c)(iii) shall be made more than six (6) months after grant of the Option and either
	(x) made and the Option exercised only during the period beginning of the third (3rd) business day following the date of release of quarterly or annual summary statements of sales and earnings of the Company and ending on the twelfth (12th) business day following such date, or (y) irrevocably made more than six (6) months prior to the date the amount of tax to be withheld is determined in the case of Sections 5.3(c)(ii) and 5.3(iii); and

	(d) Such representations and documents as the Committee, in its absolute discretion, deems necessary or advisable to effect compliance with all applicable provisions of the Securities Act and any other federal or state securities laws or regulations. The Committee may, in its absolute discretion, also take whatever additional actions it deems appropriate to effect such compliance including, without limitation, placing legends on share certificates and issuing stop-transfer orders to transfer agents and registrars; and

	(e) In the event that the Option or portion thereof shall be exercised pursuant to Section 5.1 by any person or persons other than the Optionee, appropriate proof of the right of such person or persons to exercise the Option or portion thereof.

Section 5.4 -  Conditions to Issuance of Stock Certificates

	The shares of stock issuable and deliverable upon the exercise of an Option, or any portion thereof, may be either previously authorized but unissued shares or issued shares which have then been reacquired by the Company. The Company shall not be required to issue or deliver any certificate or certificates for shares of stock purchased upon the exercise of any Option or portion thereof prior to fulfillment of all of the following conditions:

	(a) The admission of such shares to listing on all stock exchanges on which such class of stock is then listed; and

	(b) The completion of any registration or other qualification of such shares under any state or federal law or under the rulings or regulations of the Securities and Exchange Commission or any other governmental regulatory body, which the Committee shall, in its absolute discretion, deem necessary or advisable; and

	(c) The obtaining of any approval or other clearance from any state or federal governmental agency which the Committee shall, in its absolute discretion, determine to be necessary or advisable; and

	(d) The payment to the Company (or other employer corporation) of all amounts which it is required to withhold under federal, state or local law in connection with the exercise of the Option; and

	(e) The lapse of such reasonable period of time following the exercise of the Option as the Committee may establish from time to time for reasons of administrative convenience.

Section 5.5 -  Rights as Stockholders

	The holders of Options shall not be, nor have any of the rights or privileges of, stockholders of the Company in respect of any shares purchasable upon the exercise of any part of an Option unless and until certificates representing such shares have been issued by the Company to such holders.

Section 5.6 -  Transfer Restrictions

	The Committee, in its absolute discretion, may impose such restrictions on the transferability of the shares purchasable upon the exercise of an Option as it deems appropriate, including a commitment on behalf of the Optionee to afford the Company first refusal rights upon a proposed sale of shares of Common Stock or restrictions on transfer necessary or desirable, as the Committee in its sole discretion may determine. Any such restriction shall be set forth in the respective Stock Option Agreement or in a separate written agreement and may be referred to on the certificates evidencing such shares. The Committee may require the Employee to give the Company prompt notice of any disposition of shares of stock acquired by exercise of an Incentive Stock Option, within two (2) years from the date of granting such Option or one (1) year after the transfer of such shares to such Employee. The Committee may direct that the certificates evidencing shares acquired by exercise of an Incentive Stock Option refer to such requirement to give prompt notice of disposition.


                                    ARTICLE VI

                                  ADMINISTRATION
				 ----------------

Section 6.1 -  Stock Option Committee

	(a) The Stock Option Committee shall consist of at least two Directors of the Company (or such smaller number as may be permitted under Rule 16(b)-3, if and as such Rule is then in effect) appointed by and holding office during the pleasure of the Board. No Options may be granted to any member of the Committee during the term of his membership on the Committee unless said issuance shall be approved by a majority of the Directors of the Company exclusive of said Committee member. No person shall be eligible to serve on the Committee unless he is then a "disinterested person" within the meaning of paragraph (e)(2)(1) of Rule 16(b)-3.

	(b) Appointment of Committee members shall be effective upon acceptance of appointment. Committee members may resign at any time by delivering written notice to the Board. Vacancies in the Committee shall be filled by the Board. Should no Committee be established or standing, then the Board shall constitute the Committee.

Section 6.2 -  Duties and Powers of Committee

	It shall be the duty of the Committee to conduct the general administration of the Plan in accordance with its provisions. The Committee shall have the power to interpret the Plan and the Options and to adopt such rules for the administration, interpretation and application of the Plan as are consistent therewith and to interpret, amend or revoke any such rules. Any such interpretations and rules in regard to Incentive Stock Options shall be consistent with the basic purpose of the Plan to grant "incentive stock options" within the meaning of Section 422(b) of the Code. In its absolute discretion, the Board may at any time and from time to time exercise any and all rights and duties of the Committee under the Plan.

Section 6.3 -  Majority Rule

	The Committee shall act by a majority of its members in office. The Committee may act either by vote at a meeting or by a memorandum or other written instrument signed by a majority of the Committee.

Section 6.4 -  Compensation; Professional Assistance; Good Faith Actions

	Members of the Committee shall receive such compensation for their services as members as may be determined by the Board. All expenses and liabilities incurred by members of the Committee in connection with the administration of the Plan shall be borne by the Company. The Committee may, with the approval of the Board, employ attorneys, consultants, accountants, appraisers, brokers or other persons. The Committee, the Company and its Officers and Directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all Optionees, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or the Options, and all members of the Committee shall be fully protected by the Company in respect to any such action, determination or interpretation.


                                   ARTICLE VII

                                 OTHER PROVISIONS
				------------------

Section 7.1 -  Options Not Transferable

	No Option or interest or right therein or part thereof shall be liable for the debts, contracts or engagements of the Optionee or his successors in interest or shall be subject to disposition by transfer, alienation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any


<PAGE 13>


attempted disposition thereof shall be null and void and of no effect; provided, however, that nothing in this Section 7.1 shall prevent transfers by will or by the applicable laws of descent and distribution.

Section 7.2 -  Amendment, Suspension or Termination of the Plan

	The Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Board.
However, to the extent required by Rule 16(b)-3 or the Code, no action of the Board may, except as provided in Section 2.3, increase any limit imposed in
Section 2.1 on the maximum number of shares which may be issued on exercise of Options, modify the eligibility requirements of Section 3.1, reduce the minimum Option price requirements of Section 4.2(a) or extend the limit imposed in this
Section 7.2 on the period during which Options may be granted without approval of the Company's shareholders given within twelve (12) months before or after the action by the Board. Neither the amendment, suspension nor termination of the Plan shall, without the consent of the holder of the Option, impair any rights or obligations under any Option theretofore granted. No Option may be granted during any period of suspension nor after termination of the Plan, and in no event may any Option be granted under this Plan after the first to occur of the following events:

	(a) The expiration of ten (10) years from the date the Plan is adopted by the Board; or

	(b) The expiration of ten (10) years from the date the Plan is approved by the Company's shareholders under Section 7.4.

Section 7.3 -  Compliance with Section 16 of the Exchange Act

	With respect to persons subject to Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16(b)-3 or its successors under the Exchange Act. To the extent any provision of this Plan or action by the Committee fails to so comply at such time that the Company is subject to the reporting requirements of the Exchange Act, it shall be deemed null and void to the extent permitted by law and deemed advisable by the Committee.

Section 7.4 -  Approval of Plan by Shareholders

	This Plan will be submitted for the approval of the Company's shareholders within twelve (12) months after the date of the Board's adoption of this Plan. Options may be granted prior to such shareholder approval; provided, however, that Options granted after the adoption of this Plan by the Board but prior to such shareholder approval shall not be exercisable prior to the time when this Plan is approved by the shareholders; provided, further, that if such approval has not been obtained at the end of said twelve (12) month period, all such Options granted hereunder following adoption of this

Plan by the Board shall thereupon be cancelled and become null and void. Effective as of the date of amendment and restatement of this Plan, this document hereby confirms that: (i) the approval of this Plan was effected by Shareholders prior to the end of the twelfth (12th) month following its initial adoption.; (ii) all subsequent increases in the number of shares subject to this Plan have been approved by the shareholders of the Company;
(iii) the remaining amendment to the Plan have been adopted in accordance with Section 7.2 hereof ; and (iv) all issuances of options from inception of the Plan through the date of its amendment and restatement have been duly approved by the Committee and the Board.

Section 7.5 -  Effect of Plan Upon Other Option and Compensation Plans

	The adoption of this Plan shall not affect any other compensation or incentive plans in effect for the Company or any Subsidiary. Nothing in this Plan shall be construed to limit the right of the Company or any Subsidiary
(a) to establish any other forms of incentives or compensation for employees of the Company or any Subsidiary or (b) to grant or assume options otherwise than under this Plan in connection with any proper corporate purpose, including, but not by way of limitation, the grant or assumption of options in connection with the acquisition by purchase, lease, merger, consolidation or otherwise, of the business, stock or assets of any corporation, firm or association.

Section 7.6 -  Titles

	Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of the Plan.

                                   * * * * *

	I hereby certify that the foregoing Plan was duly adopted by the Board of Directors of MERGE TECHNOLOGIES INCORPORATED on May 13, 1996, as hereby amended and restated in its entirety as of September 1, 2003, pursuant to the authority granted to the Board of Directors of MERGE TECHNOLOGIES INCORPORATED.

                               Corporate Secretary

---------------
EXHIBIT 10.15
---------------

                              2003 STOCK OPTION PLAN OF
                           MERGE TECHNOLOGIES INCORPORATED
			 ----------------------------------

	MERGE TECHNOLOGIES INCORPORATED, a corporation organized under the laws of the State of Wisconsin, hereby adopts this 2003 Stock Option Plan of Merge Technologies Incorporated. The purposes of this Plan are as follows:

	1. To provide a means whereby selected persons employed by entities acquired by the Company or any Subsidiary will receive Options in place of their existing options as well as receiving new options negotiated as part of, or advisable in connection with, such acquisitions and thereby to facilitate acquisitions.

	2.	To further the growth, development and financial success of the
Company by providing additional incentives to certain of its Eligible Participants who have been or will be given responsibility for the management or administration of the Company's business affairs, by assisting them to become owners of capital stock of the Company and thus to benefit directly from its growth, development and financial success.

                                    ARTICLE I

                                   DEFINITIONS

	Whenever the following terms are used in this Plan, they shall have the meaning specified below unless the context clearly indicates to the contrary. The masculine pronoun shall include the feminine and neuter and the singular shall include the plural, where the context so indicates.

SECTION 1.1 - BOARD

	"Board" shall mean the Board of Directors of the Company.

SECTION 1.2 - CODE

	"Code" shall mean the Internal Revenue Code of 1986, as amended.

SECTION 1.3 - COMMITTEE

	"Committee" shall mean the Stock Option Committee of the Board, appointed as provided in Section 6.1.

SECTION 1.4 - COMMON STOCK
	"Common Stock" shall mean the Common Stock, One Cent ($.01) par value, of the Company.

SECTION 1.5 - COMPANY

	"Company" shall mean MERGE TECHNOLOGIES INCORPORATED.

SECTION 1.6 - DIRECTOR

	"Director" shall mean a member of the Board.

SECTION 1.7 - DISABILITY

	"Disability" shall have the meaning set forth in Section 2.2(e)(3) of the Code.

SECTION 1.8 - ELIGIBLE PARTICIPANT

	"Eligible Participant" shall mean selected employees, officers, agents, consultants, advisors and independent contractors of the Company, or of any corporation which is then a Subsidiary, who become such as a result of an acquisition described in Section 3.2(b) of this Plan whether such Eligible Participant becomes so employed or related to the Company at the time this Plan is adopted or becomes so employed or related subsequent to the adoption of this Plan, provided however, that Eligible Participant shall not include any person who is at the time an Option is granted a director or executive officer (as defined in Rule 16a-1 of the Securities Exchange Act of 1934) of the Company.

SECTION 1.9 - EXCHANGE ACT

	"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

SECTION 1.10 - NON-QUALIFIED OPTION

	"Non-Qualified Option" shall mean an Option which is not an Incentive Stock Option which qualifies under Section 422(b) of the Code.

SECTION 1.11 - OFFICER

	"Officer" shall mean an officer of the Company or any Subsidiary.

SECTION 1.12 - OPTION

	"Option" shall mean an option to purchase Common Stock of the Company, granted under the Plan. Options may also include Rollover Options as the context requires. "Options" are limited to Non-Qualified Options.

SECTION 1.13 - OPTIONEE

	"Optionee" shall mean an Eligible Participant to whom an Option is granted under the Plan.

SECTION 1.14 - PLAN

	"Plan" shall mean this 2003 Stock Option Plan of MERGE TECHNOLOGIES
INCORPORATED.

SECTION 1.15- ROLLOVER OPTIONS

	"Rollover Options" shall mean Options granted to persons pursuant to the provisions of Section 3.2 (b).

SECTION 1.16 - SECRETARY

	"Secretary" shall mean the Secretary of the Company.

SECTION 1.17 - SECURITIES ACT

	"Securities Act" shall mean the Securities Act of 1933, as amended.

SECTION 1.18 - SUBSIDIARY

	"Subsidiary" shall mean any corporation in an unbroken chain of corporations beginning with the Company if each of the corporations other than the last corporation in the unbroken chain then owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in such chain, and, as of the date of closing, shall include a corporation or other acquired entity described in
Section 3.2(b).

SECTION 1.19 - TERMINATION OF PARTICIPATION

	"Termination of Participation" in the case of (i) an employee, shall mean the time when the employee-employer relationship between the Optionee and the Company or a Subsidiary is terminated for any reason, with or without cause, including, but not by way of limitation, a termination by resignation, discharge, death or retirement, but excluding terminations where there is a simultaneous reemployment of the Optionee by the Company or a Subsidiary, and
(ii) any other Eligible Participant, shall mean the time when the consulting or other relationship with the Company and all Subsidiaries terminates. The Committee, in its absolute discretion, shall determine the effect of all other matters and questions relating to Termination of Participation, including, but not by way of limitation, the question of whether a Termination of Participation resulted from a discharge for good cause, and all questions of whether particular leaves of absence constitute Terminations of Participation.


                                    ARTICLE II

                              SHARES SUBJECT TO PLAN

SECTION 2.1 - SHARES SUBJECT TO PLAN

	The shares of stock subject to Options shall be shares of the Company's Common Stock. The aggregate number of such shares which may be issued upon exercise of Options shall not exceed Three Hundred Thousand (300,000) shares of Common Stock.

SECTION 2.2 - UNEXERCISED OPTIONS

	If any Option expires or is cancelled without having been fully exercised, the number of shares subject to such Option but as to which such Option was not exercised prior to its expiration or cancellation may again be optioned hereunder to an Eligible Participant, subject to the limitations of
Section 2.1.

SECTION 2.3 - CHANGES IN COMMON STOCK

	In the event that the outstanding shares of Common Stock of the Company are hereafter changed into or exchanged for a different number or kind of shares or other securities of the Company, or of another corporation, by reason of reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, combination of shares or otherwise, appropriate adjustments shall be made by the Committee in the number and kind of shares for the purchase of which Options may be granted, including adjustments of the limitations in Section 2.1 on the maximum number and kind of shares which may be issued on exercise of Options.


                                   ARTICLE III

                                GRANTING OF OPTIONS

SECTION 3.1 - ELIGIBILITY

	Any Eligible Participant of the Company or of any corporation which is then a Subsidiary and any person eligible to receive Rollover Options shall be eligible to be granted Options.

SECTION 3.2 - GRANTING OF OPTIONS

	(a)	The Committee shall from time to time, in its absolute
discretion:

		(i)	determine which persons are Eligible Participants and
	select from among the Eligible Participants (including those to whom Options have been previously granted under the Plan) such of them as in its opinion should be granted Options; and

		(ii)	determine the number of shares to be subject to such
	Options granted to such selected Eligible Participants; and

		(iii)	determine the terms and conditions of such Options,
	consistent with the Plan.

Notwithstanding the above, the Committee may delegate certain powers relating to the granting of Options as it deems appropriate to executive officers of the Company including the power to determine the number of shares to be subject to Options (subject to a maximum amount set by the Committee), and to determine the terms and conditions of such Options including the imposition of one more conditions to exercise such as the execution by the Optionee of a non-competition agreement in favor of the Company or a Subsidiary; provided, however, that the Committee shall not delegate any powers that are required to be exercised by the Committee under Section 16(b) of the Exchange Act or any rules promulgated thereunder.

	(b) In the event of an acquisition by the Company or any Subsidiary by means of a merger, consolidation, acquisition of property or stock, reorganization or otherwise, the Committee shall be authorized to cause the Company to issue Options or assume stock options issued by the acquired company, whether or not in a transaction to which Section 424 (a) of the Code applies, by means of issuance of new Options in substitution for, or an assumption of, previously issued options or rights, but only if and to the extent such issuance or assumption is consistent with the other provisions of this Plan and any applicable law. Options rolled over or assumed and described in this Section 3.2(b) are herein sometimes referred to as "Rollover Options."

	(c)	Upon the selection of an Eligible Participant to be granted an
Option, the Committee shall instruct the Secretary to issue such Option and may impose such conditions on the grant of such Option as it deems appropriate. Without limiting the generality of the preceding sentence, the Committee may, in its discretion and on such terms as it deems appropriate, require as a condition on the grant of any Option to an Eligible Participant that the Eligible Participant surrender for cancellation some or all of the unexercised Options which have been previously granted to him. An Option, the grant of which is conditioned upon such surrender, may have an option price lower (or higher) than the option price of the surrendered Option, may cover the same (or a lesser or greater) number of shares as the surrendered Option, may contain such other terms as the Committee deems appropriate and shall be exercisable in accordance with its terms, without regard to the number of shares, price, option period or any other term or condition of the surrendered Option.


                                   ARTICLE IV

                                TERMS OF OPTIONS

SECTION 4.1 - OPTION AGREEMENT

	Each Option shall be evidenced by a written Stock Option Agreement, which shall be executed by the Optionee and an authorized Officer of the Company and which shall contain such terms and conditions as the Committee shall determine, consistent with the Plan.

SECTION 4.2 - OPTION PRICE

	(a)	The price of the shares subject to each Option shall be set by the Committee; provided, however, that the price per share of an Option shall be not less than the lesser of eighty five percent (85%) of the fair market value of such shares on the date such Option is granted or the average of the fair market values of such shares on the five (5) most recent trading days prior to the date that such Option is granted. In the case of Rollover Options, the Committee shall take into account the exercise price of the options being replaced but shall not be required to grant Rollover Options at a price equal to or greater than such previous exercise price.

	(b)	For purposes of the Plan, the fair market value of a share of the Company's stock as of a given date shall be: (i) the closing price of the Common Stock on the principal national stock exchange on which the shares are listed on such date or, if shares were not traded on such date, then on the next preceding trading day during which a sale occurred; or (ii) if such stock is not listed on an exchange but is quoted on NASDAQ or a successor quotation system, (1) the last sales price (if the stock is then listed on NASDAQ) or
(2) the mean between the closing representative bid and asked prices (in all other cases) for the stock on such date as reported by NASDAQ or such successor quotation system; or (iii) if such stock is not listed on an exchange and not quoted on NASDAQ or a successor quotation system, the mean between the closing bid and asked prices for the stock, on such date, as determined in good faith by the Committee; or (iv) if the Company's stock is not publicly traded, the fair market value established by the Committee acting in good faith. In determining the fair market value of the Company's Common Stock under subsection l (b) of this Section 4.2, the Committee may rely on the closing price as reported in the Wall Street Journal.

SECTION 4.3 - COMMENCEMENT OF EXERCISABILITY

	(a)	Subject to the provisions of Sections 4.3(b) and 7.3, Options shall become exercisable at such times and in such installments (which may be cumulative) as the Committee shall provide in the terms of each individual Option; provided, however, that by a resolution adopted after an Option is granted the Committee may, on such terms and conditions as it may determine to be appropriate and subject to Sections 4.3(b and 7.3, accelerate the time at which such Option or any portion thereof may be exercised.

	(b)	No portion of an Option which is unexercisable at Termination of
Participation shall thereafter become exercisable.

SECTION 4.4 - EXPIRATION OF OPTIONS

	(a)	No Option may be exercised to any extent by anyone after the first to occur of the following events:

		(i)	The expiration of fifteen (15) years and one (1) day
	from the date the Option was granted; or

		(ii)	The expiration of three (3) months from the date of
	the Optionee's Termination of Participation; or

		(iii)	The engagement by the Employee in willful misconduct
	which injures the Company or any of its Subsidiaries.

	(b)	Subject to the provisions of Section 4.4(a), the Committee
shall provide, in the terms of each individual Option, when such Option expires and become unexercisable; and (without limiting the generality of the foregoing) the Committee may provide in the terms of individual Options that said Options expire immediately upon a Termination of Participation for any reason.

SECTION 4.5 - TENURE OF EMPLOYMENT

	Nothing in this Plan or in any Stock Option Agreement hereunder shall confer upon any Optionee any right to continue in the employ of the Company or any Subsidiary or shall interfere with or restrict in any way the rights of the Company and its Subsidiaries, which are hereby expressly reserved, to discharge any Optionee at any time for any reason whatsoever, with or without cause.

SECTION 4.6 - ADJUSTMENTS IN OUTSTANDING OPTIONS

	In the event that the outstanding shares of the stock subject to Options are changed into or exchanged for a different number or kind of shares of the Company or other securities of the Company by reason of merger, consolidation, recapitalization, reclassification, stock split-up, stock dividend, combination of shares or otherwise, the Committee shall make an appropriate and equitable adjustment in the number and kind of shares as to which all outstanding Options, or portions thereof then unexercised, shall be exercisable, to the end that after such event the Optionee's proportionate interest shall be maintained as before the occurrence of such event. Such adjustment in an outstanding Option shall be made without change in the total price applicable to the Option or the unexercised portion of the Option (except for any change in the aggregate price resulting from rounding-off of share quantities or prices) and with any necessary corresponding adjustment in Option price per share. Any such adjustment made by the Committee shall be final and binding upon all Optionees, the Company and all other interested persons.

SECTION 4.7 - MERGER, CONSOLIDATION, ACQUISITION, LIQUIDATION OR DISSOLUTION

	In the event of: (1) a merger or consolidation in which the Company is not the surviving corporation; or (2) a reverse merger in which the Company is the surviving corporation but the shares of the Company's common stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, whether in the form of securities, cash or otherwise, then to the extent permitted by applicable law: (i) any surviving corporation shall assume any of the options outstanding under the Plan or shall substitute similar options for those outstanding under the Plan, or (ii) such options shall continue in full force and effect. In the event any surviving corporation refuses to assume or continue such options, or to substitute similar options for those outstanding under the Plan, then, the time at which such options may first be exercised shall accelerated and the options terminated if not exercised prior to such event. In the event of a dissolution or liquidation of the Company, any options outstanding under the Plan shall terminate if not exercised prior to such event.

                                    ARTICLE V

                                EXERCISE OF OPTIONS

SECTION 5.1 - PERSON ELIGIBLE TO EXERCISE

	During the lifetime of the Optionee, only he or she may exercise an Option granted to him or her, or any portion thereof. After the death of the Optionee, any exercisable portion of an Option may, prior to the time when such portion becomes unexercisable under Section 4.4 or Section 4.7, be exercised by his personal representative or by any person empowered to do so under the deceased Optionee's will or under the then applicable laws of descent and distribution.

SECTION 5.2 - PARTIAL EXERCISE

	At any time and from time to time prior to the time when any exercisable Option or exercisable portion thereof become unexercisable under
Section 4.4 or Section 4.7, such Option or portion thereof may be exercised in whole or in part; provided, however, that the Company shall not be required to issue fractional shares and the Committee may, by the terms of the Option, require any partial exercise to be with respect to a specified minimum number of shares.

SECTION 5.3 - MANNER OF EXERCISE

	An exercisable Option, or any exercisable portion thereof, may be exercised solely by delivery to the Secretary or his or her office of all of the following prior to the time when such Option or such portion becomes unexercisable under Section 4.4 or Section 4.7:

	(a)	Notice in writing signed by the Optionee or other person then entitled to exercise such Option or portion, stating that such Option or portion is exercised, such notice complying with all applicable rules established by the Committee; and

	(b)	(i)	Full payment (in cash or by check) for the shares
	with respect to which such Option or portion is thereby exercised; or

	        (ii)	Subject to the Committee's consent, full payment in any
	other form approved by the Committee, consistent with applicable law and the
	Plan; or

	        (iii)	Any combination of the consideration provided in the
	foregoing subsections (i) and (ii); and

	(c)	On, or prior to the date the same is required to be withheld, full payment (in cash or by check) of any amount that must be withheld by the Company for federal, state and/or local tax purposes.

        (d)	Such representations and documents as the Committee, in its
absolute discretion, deems necessary or advisable to effect compliance with all
applicable 	provisions of the Securities Act and any other federal or state
securities laws or 	regulations. The Committee may, in its absolute
discretion, also take whatever 	additional actions it deems appropriate to
effect such compliance including, without 	limitation, placing legends on
share certificates and issuing stop-transfer orders to 	transfer agents and
registrars; and

	(e)	In the event that the Option or portion thereof shall be
exercised pursuant to Section 5.1 by any person or persons other than the Optionee, appropriate proof of the right of such person or persons to exercise the Option or portion thereof.

SECTION 5.4 - CONDITIONS TO ISSUANCE OF STOCK CERTIFICATES

	The shares of stock issuable and deliverable upon the exercise of an Option, or any portion thereof, may be either previously authorized but unissued shares or issued shares which have then been reacquired by the Company. The Company shall not be required to issue or deliver any certificate or certificates for shares of stock purchased upon the exercise of any Option or portion thereof prior to fulfillment of all of the following conditions:

	(a)	The admission of such shares to listing on all stock exchanges on which such class of stock is then listed; and

	(b)	The completion of any registration or other qualification of such shares under any state or federal law or under the rulings or regulations of the Securities and Exchange Commission or any other governmental regulatory body, which the Committee shall, in its absolute discretion, deem necessary or advisable; and

	(c)	The obtaining of any approval or other clearance from any state or federal governmental agency which the Committee shall, in its absolute discretion, determine to be necessary or advisable; and

	(d)	The payment to the Company (or other employer corporation) of all amounts which it is required to withhold under federal, state or local law in connection with the exercise of the Option; and

	(e)	The lapse of such reasonable period of time following the
exercise of the Option as the Committee may establish from time to time for reasons of administrative convenience.

SECTION 5.5 - RIGHTS AS STOCKHOLDERS

	The holders of Options shall not be, nor have any of the rights or privileges of, stockholders of the Company in respect of any shares purchasable upon the exercise of any part of an Option unless and until certificates representing such shares have been issued by the Company to such holders.

SECTION 5.6 - TRANSFER RESTRICTIONS

	In addition to the transfer restrictions set forth in Section 7.1, the Committee, in its absolute discretion, may impose such restrictions on the transferability of the shares purchasable upon the exercise of an Option as it deems appropriate, including a commitment on behalf of the Optionee to afford the Company first refusal rights upon a proposed sale of shares of Common Stock or restrictions on transfer necessary or desirable, as the Committee in its sole discretion may determine Any such restriction shall be set forth in the respective Stock Option Agreement or in a separate written agreement and may be referred to on the certificates evidencing such shares.


                                   ARTICLE VI

                                 ADMINISTRATION

SECTION 6.1 - STOCK OPTION COMMITTEE

	(a)	The Stock Option Committee shall consist of at least two
Directors of the Company (or such smaller number as may be permitted under Rule 16b-3, if and as such Rule is then in effect) appointed by and holding office during the pleasure of the Board. No Options may be granted to any member of the Committee during the term of his membership on the Committee. No person shall be eligible to serve on the Committee unless he is then a "disinterested person" within the meaning of paragraph (e)(2)(i) of Rule 16b-3.

	(b)	Appointment of Committee members shall be effective upon
acceptance of appointment. Committee members may resign at any time by delivering written notice to the Board. Vacancies in the Committee shall be filled by the Board.

SECTION 6.2 - DUTIES AND POWERS OF COMMITTEE

	It shall be the duty of the Committee to conduct the general administration of the Plan in accordance with its provisions. The Committee shall have the power to interpret the Plan and the Options and to adopt such rules for the administration, interpretation and application of the Plan as are consistent therewith and to interpret, amend or revoke any such rules. In its absolute discretion, the Board may at any time and from time to time exercise any and all rights and duties of the Committee under the Plan.

SECTION 6.3 - MAJORITY RULE

	The Committee shall act by a majority of its members in office. The Committee may act either by vote at a meeting or by a memorandum or other written instrument signed by a majority of the Committee.

SECTION 6.4 - COMPENSATION: PROFESSIONAL ASSISTANCE: GOOD FAITH ACTIONS

	Members of the Committee shall receive such compensation for their services as members as may be determined by the Board. All expenses and liabilities incurred by members of the Committee in connection with the administration of the Plan shall be borne by the Company. The Committee may, with the approval of the Board, employ attorneys, consultants, accountants, appraisers, brokers or other persons. The Committee, the Company and its Officers and Directors shall be entitled to rely upon the advice, opinions or valuations of any such persons. All actions taken and all interpretations and determinations made by the Committee in good faith shall be final and binding upon all Optionees, the Company and all other interested persons. No member of the Committee shall be personally liable for any action, determination or interpretation made in good faith with respect to the Plan or the Options, and all members of the Committee shall be fully protected by the Company in respect to any such action, determination or interpretation.


                                    ARTICLE VII

                                  OTHER PROVISIONS

SECTION 7.1 - OPTIONS NOT TRANSFERABLE

	No Option or interest or right therein or part thereof shall be liable for the debts, contracts or engagements of the Optionee or his successors in interest or shall be subject to disposition by transfer, alienation, pledge, encumbrance, assignment or any other means whether such disposition be voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that nothing in this Section 7.1 shall prevent transfers by will or by the applicable laws of descent and distribution.

SECTION 7.2 - AMENDMENT, SUSPENSION OR TERMINATION OF THE PLAN

	The Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Board. Neither the amendment, suspension nor termination of the Plan shall, without the consent of the holder of the Option, impair any rights or obligations under any Option theretofore granted. No Option may be granted during any period of suspension nor after termination of the Plan, and in no event may any Option be granted under this Plan after the expiration of ten (10) years from the date the Plan is adopted by the Board.

SECTION 7. 3 - COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

	With respect to persons subject to Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent any provision of this Plan or action by the Committee fails to so comply at such time that the Company is subject to the reporting requirements of the Exchange Act, it shall be deemed null and void to the extent permitted by law and deemed advisable by the Committee.

SECTION 7.4 - EFFECT OF PLAN UPON OTHER OPTION AND COMPENSATION PLANS

	The adoption of this Plan shall not affect any other compensation or incentive plans in effect for the Company or any Subsidiary or modify the rights of any person holding options issued pursuant to the Original Plan. Nothing in this Plan shall be construed to limit the right of the Company or any Subsidiary (a) to establish any other forms of incentives or compensation for employees of the Company or any Subsidiary or (b) to grant or assume options otherwise than under this Plan in connection with any proper corporate purpose, including, but not by way of limitation, the grant or assumption of options in connection with the acquisition by purchase, lease, merger, consolidation or otherwise, of the business, stock or assets of any corporation, firm or association.

SECTION 7.5 - TITLES

	Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of the Plan.



	Adopted by the Board of Directors of Merge Technologies Incorporated on June 24, 2003 and effective July 17, 2003.

<END OF DOCUMENT>