Form 10-K
period 2003-12-31
MERGE TECHNOLOGIES INC
filed 2004-03-15
CIK 944765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.  20549
                                       FORM 10-K

                 [ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2003

                 [   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ....... to .......

                              Commission file number  0-29486

                            MERGE TECHNOLOGIES INCORPORATED
                 (Exact name of Registrant as specified in its charter)

                       Wisconsin                       39-1600938
             (State or other jurisdiction of	      (IRS Employer
              incorporation or organization)	   Identification Number)


                 1126 South 70th Street, Milwaukee, Wisconsin  53214-3151
               (Address of principal executive offices, including zip code)

          Registrant's telephone number, including area code	(414) 977-4000

              Securities registered under Section 12(b) of the Exchange Act:

              Title of class	         Name of exchange on which registered
               Common Stock	                Nasdaq National Market

        Securities registered under Section 12(g) of the Exchange Act:   NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X            No
						-----		 -----

	Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.  [   ]

	Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes  X        No
						      -----	   -----

	The aggregate value for the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003, based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the Nasdaq National Market, was approximately $92,441,646. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

	The number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 2004: 12,632,989

                          DOCUMENTS INCORPORATED BY REFERENCE

	The information required by Part III is incorporated by reference from the Registrant's Proxy statement for the 2004 Annual Meeting of Stockholders.

                        (This page intentionally left blank)


<PAGE ii>


                                       INDEX
				      -------

									  Page
									 -----
PART I
---------

Item 1.	 Description of Business..........................................   2
Item 2.	 Description of Properties........................................  10
Item 3.	 Legal Proceedings................................................  10
Item 4.	 Submission of Matters to a Vote of Security Holders..............  10


PART II
---------

Item 5.	 Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................  11
Item 6.	 Selected Financial Data..........................................  12
Item 7.	 Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................  12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......  25
Item 8.	 Financial Statements and Supplementary Data......................  25
Item 9.	 Changes in and Disagreements with Accountants on Accounting and
	   Financial Disclosure...........................................  49
Item 9A. Controls and Procedures..........................................  49


PART III
---------

Item 10. Directors and Executive Officers of the Registrant...............  49
Item 11. Executive Compensation...........................................  49
Item 12. Security Ownership of Certain Beneficial Owners and Management...  49
Item 13. Certain Relationships and Related Transactions...................  49
Item 14. Principal Accounting fees and Services...........................  50


PART IV
---------

Item 15. Exhibits and Reports on Form 8-K.................................  51


<PAGE 1>


                                      PART I
				     --------


Item 1.		DESCRIPTION OF BUSINESS
-----------------------------------------

Overview

	Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge eFilm, and its subsidiaries or affiliates ("Merge," "we," "us," or "our"), is a global healthcare software and services company focused on accelerating the productivity of imaging centers, hospitals and clinics. Our products fall into three distinct categories: radiology workflow software applications, connectivity and component solutions and professional services. Our radiology workflow applications are commonly categorized as Picture Archiving and Communication Systems ("PACS") and Radiology Information Systems ("RIS"). We believe the combination of PACS and RIS define the breadth and depth of integrated radiology workflow, with the added value of enterprise image and information access. This broader definition is our focus and the manner in which our solutions are positioned to our target market.

	Our products fuse business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise. By utilizing our products, our customers enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, improving clinical decision making processes. In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers' businesses. We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, multi-hospital groups, and specialty clinics.

	We were founded in 1987 and built a reputation as a global company that enabled the transformation of legacy radiology (film-based) images into modern (film-less) digitized images for distribution and diagnostic interpretation.
We acquired eFilm Medical, Inc. ("eFilm") in June 2002 and began doing business under the name of Merge eFilm in order to leverage eFilm's international name recognition for diagnostic workstation software. eFilm was founded in 2000 by Toronto's University Health Network and Mount Sinai Hospitals to develop a clinical electronic image management system.

	In July 2003, we acquired 100% of the outstanding shares of RIS Logic, Inc. ("RIS Logic"), a RIS company that designed software to manage business and clinical workflow for imaging centers. RIS Logic was founded in 1997 by a neuroradiologist to develop and market a RIS focused on improving business and clinical workflow for diagnostic outpatient imaging centers. RIS Logic provides RIS software and professional services for imaging centers that streamline operations and accelerate productivity. These software solutions, combined with professional services and training, automate the entire radiology practice workflow to decrease report turnaround time, improve cash flow, enhance patient care and improve the operational efficiency of imaging services.

	The RIS system provides efficient management of single or multi-site imaging service operations, from scheduling and exam tracking to clinical information archival, integrated billing, automated dictation/transcription, mammography tracking and reporting, and radiologist reporting and distribution. This is accomplished using industry-standard protocols that provide for connectivity, integration and communication of patient data throughout the single or multi-site imaging service operation. The integration of the RIS and PACS functionality provides complete business and clinical operational workflow for the imaging center, specialty clinic and hospital markets.

	During our recent period of business growth and strategic development, we have consistently maintained a commitment to industry standards designed to benefit both healthcare providers and technology vendors. Through our founder and Chairman, William C. Mortimore, we have been a contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards such as Health Level Seven, Inc. ("HL7"), and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative co-sponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of more than 30 companies in the Radiology and Healthcare Information Systems fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate


<PAGE 2>


the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. We have incorporated these standards in our radiology workflow technologies, software applications and original equipment manufacturer ("OEM") connectivity components, establishing the basis for seamless integration of images and healthcare information across an organization's computing infrastructure.

	Hospital radiology departments, diagnostic imaging centers, specialty clinics and their patients benefit from our workflow solutions in a variety of ways including:

* A single integrated software solution to access and utilize all mission-critical business and clinical workflow tools designed to automate operations, including digital dictation, billing, registration and scheduling, productivity analysis, image and report management and storage and distribution.
* Increased accuracy through real-time patient demographics matching across all business and clinical workflow tools.
* More accountability and convenience in working with one vendor that develops, installs and supports the entire spectrum of radiology workflow tools and integration services.
* Creating permanent electronic archives of diagnostic-quality images to enable the retrieval of these images and reports at any time in the future.
* Accessing our modular architecture of software products that allow radiology departments, specialty clinics and diagnostic imaging centers to build their workflow systems in a modular, flexible and cost-effective way.
* Networking of multiple image-producing and image-using devices to eliminate duplication and reduce the need for capital equipment expenditures to build digital image and information networks.

Business Strategy

	We continue to build on our leadership position as a full solution RIS/PACS solution provider through our reputation for customer service, our expertise in radiology workflow integration, our technically innovative products, our modular software solutions and our continued focus on accelerating healthcare's productivity. This fully integrated, standards-based radiology workflow solution enables radiology to integrate with the rest of the healthcare enterprise. To continue achieving this goal, we are exercising the financial and operational discipline necessary to attain the right combination of resources, products and strategic partnerships. These efforts will accelerate our ability to deploy and service a fully integrated radiology workflow solution directly to the healthcare market and indirectly through OEM/value added reseller ("VAR") partners.

	During 2003, we focused on completing our integrated RIS/PACS, World Wide Web ("web") distribution solution, strengthening our financial foundation, enhancing our sales and distribution channels, leveraging the global brand associated with the Merge, eFilm and RIS Logic names, and moving steadily towards being recognized as a comprehensive radiology workflow solution provider. In line with this tightly focused operational plan, we:

	* Reached our 2003 financial goals, as is described in this report.

	* Acquired and integrated RIS Logic, Inc. to complete its RIS/PACS integrated solution.

	* Expanded our healthcare RIS, PACS and RIS/PACS customer base to over 125.

	* Expanded our sales and marketing resources to provide broader coverage in North America.

	* Enhanced our leadership structure to create focus on both North American and International OEM/VAR business development.

	* Formed several new VAR partnerships globally to expand our distribution and service capabilities.

	* Negotiated a $15 million unsecured line of credit, with broader usage provisions.

	* Raised $8 million through a non-public placement to further strengthen our capital position.

<PAGE 3>


	* Moved our stock listing to the Nasdaq National Market.

	* Continued transitioning to a global healthcare software and services company.

	The disciplined management of our resources, strong financial foundation and comprehensive product offering with our RIS/PACS product line has created momentum that we believe will increase throughout 2004. Future growth will be driven by a continued concentration on the core aspects of our business: targeted sales/marketing activities with broader geographic coverage and product offerings, expanded international OEM/VAR relationships, product innovation designed to enhance business and clinical workflow, exceptional professional services and expanded strategic partnerships that complement our internal efforts.

	Essential to our business strategy is partnerships that contribute to our product innovation efforts or expand the distribution of our products and professional services. We launched tactics in 2002 to formalize a VAR partnership program that entailed a selection, vetting, contracting and training process. Our goal is to have partners in certain target markets focused on distributing and servicing our FUSION(Trademark) software products. Additionally, several technology partnerships were formed in 2002 and 2003, designed to expand our product offering or enhance our existing products to appeal to a specific market. An example of such a partnership is the VAR and localization agreement with Infocom Corporation of Japan. Under this agreement, Infocom Corporation localizes eFilm Workstation(Trademark) and provides distribution and support services for eFilm in the Japanese market. This relationship builds on over ten years of working with Infocom Corporation and expands the reach of the most widely used diagnostic software desktop product in the world - our eFilm Workstation(Trademark).

	We continue to benefit from long-term and growing OEM/VAR partnerships that have been in existence for over 15 years. Building on these relationships is important to our future development. We anticipate expanding key OEM/VAR relationships with existing customers to include a broader offering of our FUSION(Trademark) radiology workflow products, well beyond our traditional connectivity and development toolkits. These important long-term partnerships represent an endorsement of the value of our component technologies and overall customer satisfaction.


Products and Services

	We have 195 employees and are a recognized leader in the design and engineering of radiology workflow software solutions. We have assembled a staff with deep expertise, global presence and a thorough understanding of radiology workflow processes. We also have allocated resources to the design and development of IHE concepts, which are gaining acceptance as the standard for interoperability between imaging and healthcare information systems throughout the healthcare enterprise.

	Focusing product innovation around the functions related to radiology image and information management is a hallmark of our product development strategy. We view our expertise as developing software that manages the people, modality, images and information workflow in such a way as to increase productivity and reduce costs. Products in place and those in development are applied to all aspects of the complex continuum of radiology business
(billing, scheduling, modality management, practice analysis), diagnostic imaging studies (CT, MRI, x-ray, etc.) and the associated information that touches the patient, integrating them to create a broad data set around a single patient experience. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis, improved patient care because the waiting time from diagnosis to treatment is reduced and all pertinent information is quickly and accurately provided to the primary care giver from radiology in a single electronic report which can be accessed wherever the physician is located.

	Our product global presence and immersion into the creation of radiology communications and open medical standards place us in a strong position to monitor healthcare and technological forces that impact both equipment and software application innovations for the radiology industry. In addition, our established OEM/VAR relationships allow us to work with leading modality manufacturers as they develop plans for new product introductions. The product planning cycle is such that we can build on this knowledge and be prepared to meet market demand at the appropriate time. This strategy is allowing us to move our resources and attention to the development of software applications that can be integrated into the broader continuum of radiology workflow.


<PAGE 4>


	Our offerings fall into three distinct categories: connectivity and component products; radiology workflow software applications; and professional services. Our connectivity products continue to be our core competency to maintain our market-leading position and long-term OEM/VAR relationships. We continue our product innovation in this area in order to provide flexible, state-of-the-art solutions to our OEM/VAR partners who incorporate these products directly into their RIS or PACS solutions and/or new modality equipment offerings. While the OEM/VAR relationships are central to the distribution of these products, there is an equal interest from healthcare organizations to purchase radiology workflow solutions, including connectivity products, directly from us to complete their individual image management strategies.

	A strategic shift in product mix occurred in 2003 as we expanded our product line through the acquisition of RIS Logic to include RIS within our FUSION(Trademark) workflow solution suite. The software modules within FUSION (Trademark) are designed to complete our fully integrated radiology workflow system product line and are sold as individual modules or as a fully integrated solution, depending on the needs of the customer. These software modules consist of the following:

	* FUSION RIS(Trademark)
	  ----------------------

	  Our RIS module is a comprehensive Health Insurance Portability and Accountability Act of 1996 ("HIPAA") supportive RIS product designed with the help of clients to replicate radiology workflow "best practices" within single site or multi-modality group practices. The RIS Module allows clients to realize substantial improvements in productivity by integrating information and automating traditional manual or paper methods related to report turnaround, billing, claims processing, and other mission-critical operational functions in a practice. This automation reduces administrative workload, while increasing patient, referring physician and employee satisfaction. Additionally, the practice can uncover ways to reduce bottlenecks, maximize profits and increase revenue through practice analysis tools.

	* FUSION PACS(Trademark)
	  -----------------------

	  FUSION PACS(Trademark) is an integrated repository of healthcare information and a suite of software application modules that provide PACS, teleradiology and web distribution on a single, integrated PACS platform. FUSION PACS(Trademark) is the foundation for the following integrated software application modules.

		* FUSION(Trademark) Server Base Module.  Provides database
		  management, security services, performance monitoring, scalability and load balancing.

		* FUSION(Trademark) Archive Module.  Provides image and
		  information storage management and archiving through a variety of storage devices such as RAID, NAS, SAN, tape, DVD and CD.

		* FUSION(Trademark) Image Visualization and Distribution Module.
		  Distributes images on-demand through wavelet streaming technology, and provides desktop visualization tools with unlimited access via network or the web.

		* FUSION(Trademark) HIS/RIS Interface Module.  Provides an
		  HL7 message interface between FUSION(Trademark) and the hospital, imaging center or radiology information system. This interface drives the workflow for technologists and radiologists by integrating the patient's prior radiology reports, and demographic and scheduled procedure information with their medical images. This alleviates redundant data entry and assures information accuracy.

		* FUSION(Trademark) Radiologist Workspace Module.  Provides an
		  integrated, worklist-driven workspace for the radiologist including their customized "to do" list and diagnostic image viewing and reading tools.

		* FUSION(Trademark) Order Entry & Patient Registration Module.
		  Provides customers without a RIS basic automated entry of new patient information and scheduling procedures. This information drives the worklist activities for radiologists and technicians. Additionally, this module, in combination


<PAGE 5>

		  with our image visualization, can be used by referring physicians to request patient information, view images and report results.


	* FUSION RIS/PACS(Trademark)
	  ---------------------------

	  Through our comprehensive integration approach, we have fused RIS Logic's radiology information system workflow with our Image Visualization, distribution and storage technologies into a unified, intelligent, distributed business and clinical workflow solution that helps our customers accelerate their productivity while also providing a higher level of value and convenience. Radiologists, technologists and administrators benefit from having a single solution for their mission-critical business and clinical workflow tools, integrated into a simpler, faster, unified desktop. The RIS/PACS' distributed workflow capabilities allows the right study to get to the right radiologist reading at the right location in the fastest, most efficient way across our customer's network.

	* eFilm Workstation(Trademark)
	  -----------------------------

	  eFilm Workstation(Trademark) is a diagnostic, image and analysis tool for viewing and interpreting medical imaging. eFilm Workstation(Trademark) is sold as stand-alone software that allows radiologists to view and manipulate any digital diagnostic study, and is integrated into FUSION's RIS/PACS(Trademark) and PACS as its diagnostic workstation. eFilm Workstation(Trademark), sold via eCommerce from our website and through VAR distributors, is the most widely used diagnostic workstation in the world. eFilm visualization technology is also used in FUSION(Trademark)'s Image Visualization and Distribution Module and Radiologist Workspace Module.

	We continue to develop our FUSION(Trademark) product line with both new software modules and module upgrades scheduled for regular releases throughout the year, consistent with historical practice of accelerating the product innovation cycle and shortening the time from design to revenue event.

	Professional services are provided by our consultants, service engineers and project managers and consist of training, advisory services, solution design consulting, solution installation, project management, on-going help desk and on-site service and medical standards validation to healthcare organizations, healthcare professionals and medical equipment manufacturers. Proprietary training materials are used to complement project planning, management tools and diagnostic testing products. Annual customer service packages are offered to meet the unique needs and configuration requirements of each client. These service packages are priced according to service intensity required and are reviewed annually to assure all customer needs are met. We offer this suite of professional services on a global basis, with twenty-four hours per day, seven days per week ("24/7") coverage through a combination of remote and on-site delivery. Growing revenues from the sale of professional services continues to be an important focal point for us as we embrace an integrated customer service model and enhances product offerings with the completion of our radiology workflow applications. In addition to professional services personnel, we utilize a proprietary on-line technology designed to proactively monitor the status of deployed FUSION(Trademark) solutions. ViewCheck(Trademark) proactively monitors key elements of the FUSION(Trademark) modules, captures statistics and routes alarms to our service division for prompt attention. This service is core to our ability to provide a level of assurance and 24/7 coverage to our full FUSION(Trademark) solution customers as they rely on our products and services to run their operations.


Markets and Customers

	Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures. Our customers focus on strong business management of their healthcare delivery organizations. Key areas of emphasis are high quality diagnostic and treatment protocols for the care of the patients in their communities and operational efficiencies to increase patient satisfaction, address patient safety concerns and mitigate rising costs. The expenditures to re-tool the infrastructure of healthcare are significant and are directed at making more comprehensive use of the advances in medical technology and telecommunications. This is seen as a cost effective means to reach optimum efficiency and market their services to the broadest population. Radiology image and information management (RIS and PACS solutions) plays a central role in the revamping of the healthcare delivery system.


<PAGE 6>


	* RIS is a specialized system that supports radiology charge capture and billing, storage of patient data, scheduling and reporting.

	* PACS is an image storage, retrieval, and viewing system for x-ray, CT, MRI, nuclear medicine and ultrasound. Users are linked with display workstations over a high-speed network to an image server, archives and printers. Customers use the PACS to store, view, manage, and distribute images and reports.

	* The combined RIS/PACS supports complete operational management of a single or multi-site imaging center. For hospitals, when integrated with their hospital information system, also known as HIS, the RIS/PACS provides all the information and images necessary for complete digital workflow, both clinical and operational. This integrated combination is the comprehensive solution that we provide to our customers' imaging centers and hospitals.


The Merge eFilm Market

	Within the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (less than 400 beds) and certain specialty clinics like orthopedic practices that offer imaging services. The Frost and Sullivan 2002 survey indicated that less than 30% of those markets are currently using a PACS to achieve a film-less workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering film-less and paperless workflow.

	This market represents a segment of healthcare providers that desires imaging modality connectivity and the integration of radiology workflow, particularly as it relates to communicating throughout the healthcare enterprise and over long distances. This market has historically been underserved by image management and radiology system companies due to the high cost of traditional hardware centric and proprietary RIS and PACS solutions. To capitalize on this under served market, our focus is on providing flexible radiology workflow solutions with modular software, with a phased-in approach that allows for meeting short-term needs quickly and offering additional products to complete the film-less radiology workflow solution over time. Approximately 75% of our existing customers are part of the imaging center or small to medium sized hospital market segment.
While our RIS and PACS solutions are used by several large healthcare facilities demonstrating the scalability of the software products, the primary focus for new business development is in the market segment previously described. We believe there is substantial room for growing market share with new customers, and for additional product sales to existing customers, especially the over 40,000 clinical users of eFilm Workstation(Trademark).

	The eFilm Workstation(Trademark) market presence and installed base is a primary target for our direct sales activities, with the introduction of FUSION(Trademark) as the next logical step in deploying an integrated film-less workflow solution. In 2003, we accelerated the distribution of eFilm Workstation(Trademark) as both a revenue annuity product offering and a marketing tool to further expand our presence. Leads and revenues generated by this strategy exceeded our expectations in 2003 and will continue to be a core component of our marketing and sales activities in 2004.

	We place a strong emphasis on sustaining our reputation for high quality services and well-engineered products. We maintain strict compliance with the tenets of the international quality standards under the International Standards Organization ("ISO") with our ISO 9001 certification, and its European medical device quality systems standard comparable counterpart certification, EN 46001. The certifications cover our product development activities, manufacturing and service in the United States of America, and European service operations. Ongoing activities related to the ISO standard are a reflection of our commitment to maintaining service and product quality for our customers. We are currently expanding our certification efforts to include ISO 13485 and 13488, further demonstrating our ongoing commitment to quality processes that translate into internal efficiencies and quality products for our customers.

	Several independent market studies have been conducted, the results of which supported the significant market opportunity in RIS, PACS and RIS/PACS solutions. A recent study by Frost & Sullivan estimates that within the decade, annual expenditures for electronic image and information management systems, or PACS, will be approximately $1.1 billion. The Concord Consulting Group has released data which indicates that, with service and upgrades, the


<PAGE 7>


total PACS and teleradiology market will exceed $2.7 billion annually. In addition, the Technology Marketing Group study estimated that expenditures for RIS were approximately $220 million in 2001, growing at over 20% annually. Of this RIS market, more than 60% of our target market segment indicated they would acquire new systems. Driving these expenditures is the realization that approximately 15% to 18% of the diagnostic imaging procedures are processed digitally, with the remaining portion still produced on film. Market studies indicate an acceleration in converting the healthcare diagnostic imaging setting to digital workflow now that modular, integrated and cost effective software solutions running on industry standard computer hardware like those offered by us are now available.

	Additional studies indicate that the money being spent by healthcare organizations for these technologies is increasing 18% to 20% annually, with European data suggesting an annual growth rate of 20% to 25%. Our strategy is to provide a full suite of radiology workflow solutions to our target market and our existing client base of thousands of healthcare facilities, and to deliver functionality and value that taps into this combined RIS/PACS $1.3 billion annual market.


Sales, Marketing and Distribution

	We use a multi-channel approach to reach our target customers. Over the last three years, we have invested in building an international sales force to increase our market presence among both our OEM/VAR and healthcare end-user customers, with particular emphasis on imaging centers and small to medium sized hospitals. Our sales staff has extensive experience in radiology and diagnostic imaging services and has the ability to work in a consultative manner to design and customize the right solution for each customer.

	Expanding our OEM/VAR partnerships is an important strategy to our sales success. We continued to add new international VAR distributors in 2003. The International VAR channel is a core focus area for us in 2004 as we look to grow our business. Our direct sales force continues to focus on healthcare customers in the small to medium size hospital market and imaging centers, where our software solutions create compelling value propositions. Our professional services group, which provides pre-sale assistance as well as post-sale project management, was expanded this year with the acquisition of RIS Logic.

	Continued visibility in the marketplace is also important to our overall marketing strategy. We expanded our marketing activities in 2003 to coincide with the acquisition of RIS Logic, positioning us as a full solution provider. This allowed us to leverage the extensive installed base of Merge and RIS Logic customers. We have successfully touched thousands of current and prospective customers through a core strategy of proactive electronic marketing, utilizing the email database provided through eFilm Workstation (Trademark) downloads, that now numbers over 40,000. This form of creating market awareness, generating leads and following up on our historical customer base is expected to continue in 2004. In addition, we regularly participate in major radiology and healthcare information system industry trade shows.
The trade show, RSNA 2003 which was held in Chicago, Illinois, was a highly visible launch for our newly combined company, our new product offerings and our value proposition for direct end-user customers and VAR partners. We were very pleased with the reception at the trade show and generated a 60% increase in inquiries and leads compared to 2002. Finally, our ongoing participation in the IHE initiative and radiology industry panels regarding open communications and medical standards is an added opportunity to maintain our thought-leader position, which is recognized by the healthcare industry and enables us to demonstrate our value on many levels.

	The value proposition to our customers is aimed at improving their efficiency and quality of patient care while reducing cost. We emphasize how the implementation of various radiology workflow strategies reduces operational costs. Cost savings are attributed to a reduction of the cycle of time involved in acquiring, interpreting and distributing diagnostic studies. This time efficiency improves patient care through increasing the speed with which the radiologist and primary caregiver can discuss diagnostic findings and institute appropriate treatment. Additionally, our systems can enhance revenue due to increased referral activity from primary care physicians and increased accuracy of radiology billing and coding.


<PAGE 8>


Competition

	The markets for our products are highly competitive. Many customers purchase products from us and from our competitors as well. Competition is present from current OEM partners who can offer RIS and PACS products similar to our solutions. Analyzing the competitive environment by product line is illustrative of our perspective and our strategies to mitigate the impact of competition on our sales or market penetration.

	Our historical connectivity solutions product line has been a mainstay which pioneered our development. The products are either retrofit products (e.g. Merge Boxes) or OEM toolkits which enable the diagnostic imaging device in question to digitize their images and deliver them over the IHE network.
The competitive danger to this product today is that it is readily available and largely incorporated into most imaging modalities. We view our value-added services, global operations, recognized brand and engineering strength as the way to protect our market share in this area. In addition, we have adopted an approach to engineering these products into the OEM's medical device through cross-platform standard-based software that features a proprietary Application Program Interface ("API") that protects our intellectual capital. Upgrades to our products are continuous as changes are made by the radiology industry in the DICOM and HL7 standards. Our customers can receive full benefit of these upgrades through annual service contracts.

	In the developing area of RIS and PACS workflow applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

	We rely on our 17 years experience in working in all aspects of the radiology industry, our strong customer relations and our growing healthcare customer base as barriers to losing our market potential for our fully integrated solution. We also rely on our global brand and historical installation base as the market leader in connectivity products (Merge Boxes) and desktop software image viewing applications, eFilm Workstation(Trademark). Our installed base and our reputation for clinical and technical quality and superior service are key differentiators from the competition. In addition, the FUSION(Trademark), RIS, PACS and RIS/PACS software modular approach to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach to this emerging area.

	Many of the current and potential competitors have greater resources than us, including greater financial wherewithal, research and development, intellectual property and marketing. Many of these competitors may also have broader product lines and longer standing relationships with customers. Our ability to compete successfully depends on a number of factors both within and outside our control, including: product innovation; product quality and performance; price; experienced sales, marketing and service professionals; rapid development of new products and features; continued active involvement in the development of DICOM and other medical communication standards; and product and policy decisions announced by competitors. There can be no assurance that we will be able to compete successfully.


Intellectual Property Rights

	We have received and maintain United States Patent No. 5,740,428 dated April 14, 1998, United States Patent No. 5,950,207 dated September 7, 1999 and Australia Patent No. 704804 dated August 12, 1999. However, we do not rely solely on patent protection with respect to our products. Instead, we rely on a combination of copyright and trade secret laws, employee and third party confidentiality agreements and other measures to protect intellectual property rights pertaining to our systems and technology.


Medical, Regulatory and Government Standards and Reforms

	The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the United States of America healthcare system have been, and will continue to be, considered by the United States of America Congress. We embrace the general philosophy that we will accept and utilize all appropriate industry standards in the development of our product and service offerings. We have positioned ourselves to assist our customers in the utilization, implementation, and adherence of


<PAGE 9>


most major radiology standards and regulations. We, however, cannot predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, our financial condition and our results of operations.

	The following are examples of some of the environmental issues, standards and regulations that we monitor and prepare ourselves to address to protect our enterprise and that of our customers:

	* HIPAA has mandated the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance dates for initial phases of the requirements phase into effect beginning on April 14, 2003 and continue through 2005. We are taking the necessary measures to help enable our customers to meet HIPAA compliance.

	* The United States of America Food and Drug Administration, which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions.

	* International sales of products outside the United States of America are subject to foreign regulatory requirements that can vary from country to country.

	* Laws and regulations may be adopted to address Internet commerce such as online content, user privacy, pricing and characteristics and quality of applications and services.

	* The tax treatment of the Internet and eCommerce is currently unsettled.

	We continue to allocate internal resources to industry standards committees and working groups who are tasked with setting and promoting both technology and functionality standards within the diagnostic imaging and healthcare information systems markets. Participating in IHE and a variety of DICOM working groups specializing in HIPAA, HL7 and other standards helps to ensure that our products and services align with the efforts of these committees and meet the evolving interoperability needs of healthcare technologies.


Item 2.		DESCRIPTION OF PROPERTIES
--------------------------------------------

	Our principal facilities are located in Milwaukee, Wisconsin, in an approximately 27,000 square foot office leased through June 2005 at a rate of approximately $300,000 per year. We also lease a sales, administrative and service support office in Nuenen, the Netherlands, a professional services and engineering office in Toronto, Canada, a sales and engineering office in Hudson, Ohio, and a sales office in Tokyo, Japan.


Item 3.		LEGAL PROCEEDINGS
----------------------------------

	On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03-5900) against us alleging that our "RIS Logic CS Scheduling System" product infringes upon their United States of America Patent No. 6,389,454 for their "Multi-Facility Appointment Scheduling System" product. We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful. Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others' proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback to cover any claims of breach of representation or warranty. We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims. However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.


Item 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------

	We did not submit any matters to our shareholders for their vote during the fourth quarter of 2003.


<PAGE 10>

                                     PART II
				    ---------


Item 5.  	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
		STOCKHOLDER MATTERS
--------------------------------------------------------------------

	Our Common Stock commenced trading on the Nasdaq SmallCap Market on January 29, 1998, under the symbol MRGE. On June 3, 2003, our Common Stock commenced trading on the Nasdaq National Market.

	The following table sets forth for the periods indicated, the high and low closing sale prices of our Common Stock as reported by Nasdaq:


	Common Stock Market Prices
	--------------------------

	2003		4th Quarter  3rd Quarter  2nd Quarter  1st Quarter
	-------------	-----------  -----------  -----------  -----------

	High........	  $19.900      $20.210	    $13.620	 $ 8.840
	Low.........	  $16.050      $12.380	    $ 6.000	 $ 6.000


	2002
	-------------

	High........	  $ 7.920      $ 6.650	    $ 9.080	 $ 7.250
	Low.........	  $ 3.670      $ 3.840	    $ 5.791	 $ 3.740

	According to the transfer agent's records, we have 254 stockholders of record of Common Stock as of March 12, 2004. As of the same date, we estimate that there are in excess of 4,475 beneficial holders of our Common Stock.


Dividend Policy

	We have not paid any cash dividends on our Common Stock since formation. We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.


Securities Authorized for Issuance under Equity Compensation Plans

	The following table sets forth information as of December 31, 2003, with respect to shares of our Common Stock that may be issued under an existing equity compensation plan adopted by our Board of Directors for the acquisition of RIS Logic. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 8 to our consolidated financial statements.



Plan Category
											Number of Securities
											Remaining Available for
				Number of Securities		Weighted-Average	Future Issuance under
				to be Issued upon Exercise	Exercise Price of	Equity Compensation
				of Outstanding Options,		Outstanding Options,	Plans Excluding Securities
				Warrants and Rights		Warrants and Rights	Reflected in Column (a)
				        (a)			        (b)			  (c)

Equity compensation plans
 Approved by security holders..            ------		          ------		      ------

Equity compensation plans not
 Approved by security holders..		  169,427		     $     13.66	              23,803
				----------------------------------------------------------------------------
Total..........................		  169,427		     $     13.66	              23,803
				============================================================================

<PAGE 11>


Recent Sales of Unregistered Securities During 2003

	During the fourth quarter of 2003, we sold no shares of our Common Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act").


Item 6.		SELECTED FINANCIAL DATA
-----------------------------------------


				----------------------------------------------------------------------------
				      2003	     2002	       2001	      2000	     1999
				----------------------------------------------------------------------------
              				      (In thousands, except for share and per share data)

Statements of Earnings Data:
------------------------------
Net Sales.....................	$    28,677	$    20,786	$     15,741	$    12,613	$    13,300
Operating income (loss).......	      7,001	      3,644	       1,296	     (5,505)	     (2,759)
Income (loss) before income
 Taxes........................	      6,899	      3,708	       1,358	     (5,644)	     (2,726)
Income tax expense............	        660	         79		  87		 63	        173
Net income (loss).............	      6,239	      3,629	       1,271	     (5,707)	     (2,899)


Earnings (loss) per share:
------------------------------
Basic.........................	$      0.53	$      0.38	$       0.17	$     (1.01)	$     (0.51)
Diluted.......................	       0.49	       0.33	        0.15	      (1.01)	      (0.51)


Weighted average shares
  Outstanding:
------------------------------
Basic.........................	 11,566,054	  8,840,059	   6,178,821	  5,792,945	  5,778,225
Diluted.......................	 12,586,900	 10,383,651	   7,310,731	  5,792,945	  5,778,225


Balance Sheet Data:
------------------------------
Working capital...............	     18,236	      7,872	       2,628	        262	      4,323
Total assets..................	     61,908	     27,246	      10,056	      9,526	     13,229
Long-term obligations.........	       ----	        167	         159		180	        166
Stockholders' equity..........	     53,523	     21,683	       6,169	      3,753	      8,964



Item 7.		MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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


<PAGE 12>


Overview

	We started operations in 1987 and are a leading provider of PACS and RIS software to imaging centers, small and medium sized hospitals, and PACS component and connectivity technologies to many OEM's throughout the world. We have been an active leader in the development in the industry standard DICOM technology which defines the standard configuration for digital imaging. DICOM is used by virtually all OEM's building modalities for healthcare.

	Our products fuse business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise. By utilizing our products, our customers enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies and improve the clinical decision making processes. In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers' businesses. We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, multi-hospital groups, and specialty clinics.

	Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures. Within the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (less than 400 beds); and certain specialty clinics like orthopedic practices that offer imaging services. The Frost and Sullivan 2002 survey indicated that less than 30% of those markets are currently using a PACS to achieve a film-less workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering film-less and paperless workflow.

	The markets for our products are highly competitive. Many customers purchase products from us and from our competitors as well. Our historical connectivity solutions product line has been the mainstay, which pioneered our development. The competitive challenge is that similar products are readily available and the connectivity products are incorporated into most imaging modalities. In the developing area of RIS and PACS workflow applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities. We rely on our global brand and historical installation base as the market leader in connectivity products and desktop software image viewing applications, eFilm Workstation(Trademark). This installed base, reputation for clinical and technical quality and long-term service is a key differentiator among the competition. In addition, our software modular approach to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach.

	We have aggressively expanded our product offering, especially in the past two years, through our acquisitions of eFilm and RIS Logic. We became a PACS company in June 2002 through our acquisition of eFilm which provided the visualization platform, which when combined with our existing PACS components, allowed us to release our first integrated PACS system for the small and medium sized hospital and imaging center market. The eFilm Workstation (Trademark) also is the core to our strategy to "own" the clinician desktop market. We sell our eFilm Workstation(tm) on the Internet, for a small annual subscription. This strategy allows radiologists or clinicians reluctant to move to reading images digitally, to do so easily and very inexpensively, particularly relative to other similar clinical diagnostic tools on the market. This strategy also positions us to be the PACS system of choice for that healthcare system.

	Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target market. We saw this as a growing need of our target market. The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having PACS deliver film-less workflow and a RIS deliver paperless workflow. We see these products as core elements behind our 2002 and 2003 revenue and profit growth, and will be critical to our success in achieving our 2004 forecast.


<PAGE 13>


2003 Accomplishments

	During 2003, we focused on five initiatives: expand our product line to become a leading provider of RIS/PACS software solutions; provide our target market customers with a single source for clinical and business workflow solutions; expand our direct sales and marketing activities in North America; develop new OEM/VAR partnerships in the United States of America, Europe and Japan; and strengthen our financial position to support continued growth and strategic initiatives.

	The acquisition and rapid integration of RIS Logic, consistent with our acquisition methodology first used with eFilm, resulted in another significant expansion of our product portfolio and operational capabilities. Our unified brand and single company approach to our target market increased demand for our software solutions during the fourth quarter, resulting in 24 new RIS, PACS or RIS/PACS contracts. Our customer base grew to over 130, representing more than 280 healthcare facilities. Of particular importance were the five integrated RIS/PACS solution sales in the fourth quarter, bringing the total to seven since the RIS Logic acquisition. We continue to see accelerating interest from our target market for a comprehensive workflow solution from a single, trusted solutions provider.

	Our product innovation roadmap focused on the integration of radiology business and clinical workflow for the purpose of accelerating productivity in imaging centers, hospitals and clinics. We released new versions of our FUSION RIS(Trademark) and FUSION PACS(Trademark), and completed clinical trials for embedded dictation, transcription and speech recognition. We released a new version of eFilm Workstation(Trademark) to our customers, which focused on adding clinical tools and productivity enhancing features. As the most widely used diagnostic desktop software in the world, eFilm Workstation(Trademark) reached a record 40,000 downloads in 2003, and is a growing source of sales leads for our FUSION RIS/PACS(Trademark) solutions.

	We continue to benefit from an international approach to new business development and the distribution of our solutions through multiple sales channels. We expanded our direct sales team to 24 employees, more than doubling its size from 2002. Our professional services group has expanded both in size and capabilities in line with our growing volume of RIS, PACS and RIS/PACS implementations and our increasing number of extended service contracts. Our strong integration expertise, developed over 17 years working with OEM's and healthcare information technology providers, distinguishes us from our competitors. Internationally, we have increased the number of countries in which our products are sold, expanded the number of our VARs globally, and strengthened our VAR relationships in the United Kingdom. These efforts in Europe and Asia further established us as an international RIS/PACS solution provider.

	Our financial strength continues to support both strategic and operational business growth initiatives. We established a $15 million unsecured line of credit, increased from $5 million in 2002, and increased our cash position to $16.9 million. Our institutional ownership increased to more than 40%, up from 12% at the beginning of 2003, due in part to our July non-public placement in which we raised $8 million and our move to the Nasdaq National Market.

	The market is experiencing growth in new imaging centers, spurred by entrepreneurial radiologists and hospitals looking to improve services to referring physicians and patients. According to industry studies, total imaging procedure volume has increased over 17% and imaging study data sets are growing rapidly with the advent of new digital multi-slice technologies. Furthermore, these studies suggest continued growth in capital spending as healthcare moves toward full digitization of patient care records. The Bank of America Securities 2003 Hospital CIO Survey indicated that 58% of the hospital chief information officers would be purchasing a PACS in the next
3 years. With the economic advantages of a film-less and paperless workflow environment yielding a short payback period, our strategies in 2003 were well aligned to meet market conditions, and we anticipate that alignment to strengthen in 2004 and beyond.

	Our strategic and operational initiatives for 2004 will build on our business and financial accomplishments of 2003. Specifically, we intend to further accelerate our growth in full solution RIS/PACS customers through investments in sales, marketing and professional services. We plan to expand our business development efforts to other clinical specialties that now offer imaging services and expand our international sales efforts to support the growth of our VAR partnerships in Europe and Asia. Finally, we intend to


<PAGE 14>


continue focusing on imaging centers and small to medium sized hospitals where our comprehensive integrated workflow solution from a single source delivers a compelling value proposition.

RESULTS OF OPERATIONS
(In thousands, expect for share and per share data)

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002


Net Sales.
-----------

	Net sales increased 38% to $28,677 in 2003 from $20,786 in 2002. Net sales for 2003 include the results of our acquisition of RIS Logic on July 17, 2003 and net sales for 2002 include the results from our acquisition of eFilm on June 28, 2002. Net sales consist of sales made directly to healthcare facilities, sales made to OEM/VARs and the professional services associated with those sales, net of estimated product returns.

	Net sales of products and software made directly to healthcare facilities increased 35% to $8,470 in 2003 from $6,264 in 2002. Our sales in 2003 were impacted by our determination that in certain RIS and RIS/PACS sales where our services were deemed to be essential to the functionality of the software, revenue is deferred and recognized in the consolidated statement of operations as the services are provided. The deferred revenue associated with these contracts is included in our balance sheet under current liabilities as "Billings in excess of revenue - contracts in process," which amounted to $1,381. In addition, 2003 net sales were reduced by $430 because of a product return associated with a third quarter 2002 sale.

	We are continuing our strategic objective that we began in late 2000 to further growth of sales made directly to healthcare facilities and imaging centers. We intend to accomplish this by hiring additional sales staff in this area and continuing our established marketing programs highlighting to potential customers the technological and economic benefits of our product and service offerings.

	Net sales to OEM/VARs and dealers increased 18% to $12,683 in 2003 from $10,787 in 2002. We anticipate continued growth in the OEM/VAR group, although at a lower percentage than sales to direct channels and the professional services group.

	Net sales from the professional services group increased 101% to $7,524 in 2003 from $3,735 in 2002. The net sales growth from the professional services group has been tied to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, and to the added value of the acquisition of RIS Logic, completed in July of 2003, and the acquisition of eFilm, completed in June of 2002.

	We anticipate net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers. Given our sales growth during 2003 and our assessment of the market, we believe information technology spending on new technologies by our targeted customer base will continue to grow. Based upon this expected demand and customer receptiveness to our suite of products, we are forecasting sales in 2004 to increase by 30% to 35%, largely driven by sales made directly to healthcare facilities and imaging centers and the related services to be provided related to these customers.


Cost of Sales.
---------------

	Cost of sales decreased as a percentage of net sales to 31% in 2003 from 38% in 2002. Cost of sales consists of purchased components, service costs associated with revenues, amortization of purchased and developed software and acquired customer contracts.

	The cost of purchased components decreased as a percentage of net sales to 13% in 2003 from 24% in 2002. This decrease in the cost of purchased components as a percentage of net sales is due primarily to our sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs.


<PAGE 15>


	Service costs associated with revenues increased to $3,258 in 2003 from $1,768 in 2002. The increase is due to our acquisitions of RIS Logic and eFilm and additional service department staff.

	Amortization of purchased and developed software increased to $2,046 or 7% of net sales in 2003 from $1,344 or 6% of net sales in 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts related to the acquisitions of RIS Logic and eFilm.


Gross Profit.
--------------

	Gross profit increased 54% to $19,707 in 2003 from $12,788 in 2002.
As a percentage of net sales, gross profit increased to 69% of net sales in 2003 compared to 62% in 2002. We implemented a number of initiatives to improve gross profit in 2002 and 2003, including the acquisitions of RIS Logic and eFilm, increasing sales made directly to healthcare facilities, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications. We are forecasting gross margins will remain in the 68% to 69% range in 2004.


Sales and Marketing.
---------------------

	Sales and marketing expense increased 52% to $6,543 in 2003 from $4,305 in 2002. The increase is due to the acquisition of RIS Logic, commissions associated with increased sales and our investment in sales and marketing activities and staff count in order to grow net sales.


Product Research and Development.
----------------------------------

	Research and development expense increased 27% to $2,063 in 2003 from $1,620 in 2002. We anticipate research and development costs will continue to increase in 2004 as we increase our new product development, particularly related to developing our FUSION(Trademark) application modules and integrating our RIS/PACS technologies. Capitalization of software development costs increased $824 to $2,674 in 2003 from $1,850 in 2002.
The increase in capitalized software development is a result of commercialization of technologies acquired in the eFilm acquisition, the integration of RIS Logic technology and the release of new products for revenue generation.


General and Administrative.
----------------------------

	General and administrative expense increased 38% to $3,527 in 2003 from $2,553 in 2002. The increase is mainly due to the acquisition of RIS Logic, increases in staff count and professional fees related to compliance with the Sarbanes - Oxley Act of 2002. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. We anticipate increasing our general and administrative costs in 2004 to support revenue growth, and compliance with portions of the Sarbanes - Oxley Act of 2002 and new National Association of Securities Dealers' rules that become effective in 2004.


Depreciation and Amortization.
-------------------------------

	Depreciation and amortization expense increased 11% or $55 to $573 in 2003 from $518 in 2002. The increase is primarily due to the increased investment in capital equipment during 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This is net of amortization of capitalized software of $2,046 and $1,344 in 2003 and 2002, respectively. Depreciation and amortization expense is expected to increase in 2004 as we increase our investment to support our growth.


Other Income, Expense.
------------------------

	During 2003, we increased our cash balance 282% to $16,871 from $4,411, resulting in an increase in interest income to $100 in 2003 compared to interest income of $50 in 2002. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other expense, net, was $184 in 2003, compared to other income, net in 2002 of $36. The increase in other expense, net, is primarily


<PAGE 16>


due to unrealized foreign exchange losses on United States of America Dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian Dollar.


Income Taxes.
--------------

	We recorded an income tax expense of $660 in 2003 and $79 in 2002. Our effective tax rate increased to 10% in 2003. We have historically recorded a valuation allowance against deferred tax assets associated with certain net operating losses and tax credits. We determined that based upon a number of factors including our profitability for the past three years, our profit outlook for 2004, and the relative long period of time before the remaining net operating losses and tax credits expire, that no valuation allowance was required at December 31, 2003. For 2004, we have forecasted our consolidated effective income tax rate to be 38% to 40%.


Year Ended December 31, 2002, Compared to Year Ended December 31, 2001


Net Sales.
-----------

	Net sales increased 32% to $20,786 in 2002 from $15,741 in 2001. Net sales consisted of sales made directly to healthcare facilities, sales made to OEM/VARs and the professional services associated with those sales.

	Net sales of products and software made directly to healthcare facilities increased 114% to $6,264 in 2002 from $2,922 in 2001. We continued our strategic objective that we began in late 2000, to further growth of sales made directly to healthcare facilities and imaging centers. We accomplished this by hiring additional sales staff in this area and by continuing our established marketing programs to highlight to potential customers the technological and economic benefits of our product and service offerings.

	Net sales to OEM/VARs and dealers increased 2% to $10,787 in 2002 from $10,534 in 2001.

	Net sales from the professional services group increased 63% to $3,735 in 2002 from $2,285 in 2001. The net sales growth from the professional services group has been tied to the growth in sales made directly to healthcare facilities and imaging centers, where such sales were accompanied by installation services and service contracts, and to the added value of the acquisition of eFilm completed in June of 2002.


Cost of Sales.
---------------

	Cost of sales consisted of purchased components, service costs associated with revenues, amortization of purchased and developed software and customer contracts.

	The cost of purchased components decreased as a percentage of net sales to 24% in 2002 from 28% in 2001. This decrease in the cost of purchased components as a percentage of net sales was primarily due to our sales mix in 2002, which consisted of a greater percentage of higher margin products and services and reduced component costs.

	Service costs associated with revenues increased to $1,768 in 2002 from $1,208 in 2001. The increase was due to our acquisition of eFilm and additional service department staff.

	Amortization of purchased and developed software increased to $1,344 or 6% of net sales in 2002 from $773 or 5% of net sales in 2001. The increase was due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts related to the acquisition of eFilm.

	As a result of the eFilm acquisition on June 28, 2002, for 2002, we presented costs associated with service revenues as a component of cost of sales. All prior periods compared have been reclassified to conform to this presentation.


<PAGE 17>


Gross Profit.
--------------

	Gross profit increased 35% to $12,788 in 2002 from $9,480 in 2001. As a percentage of net sales, gross profit increased to 62% of net sales in 2002 compared to 60% in 2001. We implemented a number of initiatives to improve gross profit in 2002, including the acquisition of eFilm, increasing sales made directly to healthcare facilities, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications.


Sales and Marketing.
--------------------

	Sales and marketing expense increased 33% to $4,305 in 2002 from $3,227 in 2001. The increase was the result of our objective to invest in sales and marketing activities and staff count in order to grow net sales.


Product Research and Development.
----------------------------------

	Research and development expense decreased 13% to $1,620 in 2002 from $1,870 in 2001. We anticipated research and development costs would increase in 2003 as we increased our new product development and finished our efforts to commercialize products acquired in the eFilm acquisition. The decrease was due primarily to an increase in capitalization of costs related to software development. Capitalization of software development costs increased $414 to $1,850 in 2002 from $1,436 in 2001. The increase in capitalized software development was a direct result of focusing engineering resources on modular software development designed to accelerate the development cycle, commercialization of technologies acquired in the eFilm acquisition and the release of new product for revenue generation.


General and Administrative.
----------------------------

	General and administrative expense increased 12% to $2,553 in 2002 from $2,286 in 2001. The majority of the increase was due to an increase in allowance for bad debts of $116. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.


Depreciation and Amortization.
-------------------------------

	Depreciation and amortization expense decreased 32% or $247 to $518 in 2002 from $765 in 2001. The decrease was primarily due to certain assets becoming fully depreciated and the discontinuation of amortization of goodwill. Depreciation and amortization was assessed on capital equipment and intangible assets with estimable useful lives. This was net of amortization of capitalized software of $1,344 and $773 in 2002 and 2001, respectively.


Restructuring and Related Items.
---------------------------------

	We recorded an expense of $36 in 2001 for restructuring and related items. The restructuring expense was an additional expense that related to the restructuring that we underwent in the fourth quarter of 2000.


Acquired In-process Technology and Software Write-off.
-------------------------------------------------------

	Acquired in-process research and development was $148 in 2002. The write-off was due to the eFilm acquisition we completed on June 28, 2002.


Other Income, Expense.
-----------------------

	During 2002, we had no amounts outstanding on our line of credit, which resulted in a decrease in interest expense to $22 from $119 in 2001, and interest income was $50 compared to interest income of $45 in 2001. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other income, net, was $36 in 2002 compared to other income, net in 2001 of $137. Other income, net for 2001 includes a gain of $197 for settlement of accounts payable obligations for less than recorded book value.


<PAGE 18>


Income Taxes.
--------------

	We recorded income tax expense of $79 in 2002 and $87 in 2001, primarily representing Japanese income tax withholding on software royalties. We utilized our net operating loss carryforwards to offset income tax liabilities.


Liquidity and Capital Resources


Operating Cash Flows.
----------------------

	Cash provided by operating activities was $10,398 in 2003 compared to $3,805 in 2002. Our positive operating cash flow in 2003 was due primarily to our net income of $6,239, depreciation and amortization expense of $2,633, a decrease in accounts receivable of $904 due to our improved collections, and a $1,561 increase in deferred revenue and billings in excess of revenues associated with our increase in sales of products and software made directly to healthcare facilities, offset by a decrease of $483 in accounts payable. Although we anticipate recording income tax expense using a 38% to 40% effective income tax rate in 2004, the cash flow impact is expected to be substantially less, due to tax benefits associated with utilizing net operating losses, tax credits and tax deductions associated with certain stock option exercises or disqualifying sales.

	The total days sales outstanding for the year ended December 31, 2003, was 110 days, compared to 130 days for the year ended December 31, 2002. The decrease in days sales outstanding is due to our efforts to improve cash collections. The total days outstanding is anticipated to decline in 2004 due to the impact on the calculations of our July 2003 acquisition of RIS Logic.


Investing Cash Flows.
----------------------

	Cash used in investing activities was $8,208 in 2003, due primarily to cash outflows of $4,417, net of cash acquired, for the acquisition of RIS Logic and capitalized software development costs of $2,674. Purchases of capital equipment and leasehold improvements were $1,117. We expect to continue to invest in software development projects that will continue to accelerate sales.


Financing Cash Flows.
----------------------

	Cash provided by financing activities was $10,101 in 2003. We received net proceeds of $7,745 from the private offering of 667,000 shares of our Common Stock, $2,116 from employee and director stock option exercises, and $153 from purchases of Common Stock under our employee stock purchase plan.

	Total outstanding commitments at December 31, 2003, were as follows:



	Contractual		  Less than
	Obligations	Total	   1 Year	1-3 Years	4-6 Years	7-10 Years
-------------------------------------------------------------------------------------------

Short-term debt........	$   231	   $   231	$  ----		$  ----		 $  ----
Operating leases.......   3,661	       717	  1,399	            865	    	     680
			-------------------------------------------------------------------
Total contractual cash
 Obligations...........	$ 3,892	   $   948 	$ 1,399		$   865		 $   680
			===================================================================

	We also have a liability recorded of $68 for put options on the remaining 16,126 of 420,000 Merge Technologies Canada Ltd., formerly known as Interpra Medical Imaging Network Ltd. ("Interpra"), exchangeable shares ("Interpra exchangeable shares"), which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

	In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million effective November 21, 2003, and maturing December 31, 2006. The interest rate on the line of credit is at a variable rate that is equal


<PAGE 19>


to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At December 31, 2003, the loan's interest rate was 3.25%. No amounts were outstanding on the line of credit as of December 31, 2003.

	We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

	We believe that existing cash, together with the availability under our revolving line of credit and future cash flows from operations will be sufficient to execute our business plan in 2004. However, any projections of future cash inflows and outflows are subject to uncertainty. In 2004, it may be necessary to raise additional capital for activities necessary to meet our business objectives or our long-term liquidity needs. If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to us.


Critical Accounting Policies


	Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies in which management makes significant estimates are revenue recognition, accounts receivable, software capitalization, goodwill and intangible asset valuation, other long-lived assets and income taxes.


Revenue Recognition.
---------------------

	Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

	For software arrangements, we recognize revenue according to the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, and related amendments. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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


<PAGE 20>


	Revenue from sales of RIS and from RIS/PACS solutions sold directly to customers, where professional services are considered essential to the functionality of the solution sold, is recognized on a percentage-of -completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage-of -completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management's best estimate of the total amount of time it takes to complete a project.
These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

	Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential items only.


Accounts Receivable.
---------------------

	Our accounts receivable balance is reported net of an allowance for bad debt. Our management determines collection risk and records allowances for bad debt based on the aging of accounts and past transaction history with customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.


Software Capitalization.
-------------------------

	Software capitalization commences when management determines that projects have achieved technological feasibility. Management's determination that a project has achieved technical feasibility does not ensure that the project can be commercially salable. Amounts capitalized include direct labor and estimates of overhead attributable to the projects. The useful lives of capitalized software projects are assigned by management, based upon the expected life of the software. Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If we determine in the future that the value of capitalized software cannot be recovered, a write-down of the value of the capitalized software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset or a shorter amortization period may be required.


Other Long-Lived Assets.
-------------------------

	Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets may be required.


Concentrations.
----------------

	Substantially all of our cash is held at one United States of America financial institution. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

	Substantially all of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements of could affect future results.


<PAGE 21>


Goodwill and Other Intangible Assets.
--------------------------------------

	Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment on December 31 of each year. In calculating our impairment losses, we evaluated the fair value by estimating the expected present value of their future cash flows. The future cash flows are based upon management's assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value to a revised amount.


Income Taxes.
--------------

	As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include the tax effect within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.


Material Off Balance Sheet Arrangements

	We have no material off balance sheet arrangements.


Factors That May Affect Future Results of Operations, Financial Condition or Business

	Statements made in this report, the Annual Report to Shareholders in which this report is made a part, other reports and proxy statements filed with the Securities and Exchange Commission ("SEC"), communications to shareholders, press releases and oral statements made by our representatives that are not historical in nature, or that state our or our management's intentions, hopes, beliefs, expectations or predictions of the future, may constitute "forward-looking statements" within the meaning of Section 21E of the Exchange Act, as amended (the "Exchange Act"). Forward-looking statements can often be identified by the use of forward-looking terminology, such as "intended," "continue," "believe," "may," "expect," "hope," "anticipate," "goal," "forecast," "plan," or "estimate" or variations thereof or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions.
It is important to note that any such performance and actual results, financial condition or business, could differ materially from those expressed in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below as well as those discussed elsewhere in reports filed with the SEC. Other unforeseen factors not identified herein could also have such an effect. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.

	QUARTERLY OPERATING RESULTS MAY VARY - Our quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons, including accounting policy changes mandated by regulating entities (including, but not limited to, any accounting policy change concerning the expensing of options), demand for our software solutions and services, our sales cycle, and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our RIS, PACS or RIS/PACS solutions, a large percentage of our revenues are generated by the sale and installation of systems sold directly to healthcare institutions. The sale may be subject to delays due to clients' internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.


<PAGE 22>


	STOCK PRICE MAY BE VOLATILE - The trading price of our Common Stock may be volatile. The market for our Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about our performance or software solutions, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond our control. As a matter of policy, we do not generally comment on rumors.

	Furthermore, the stock market in general, and the market for software, healthcare and technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our Common Stock, regardless of actual operating performance.

	CHANGES IN THE HEALTHCARE INDUSTRY - The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, HIPAA will impact the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the United States of America healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

	SIGNIFICANT COMPETITION - The market for RIS, PACS and RIS/PACS systems is competitive and subject to technological change. We believe that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the systems provider, the features and capabilities of the information system, the ongoing support for the system and the potential for enhancements and future compatible software solutions. Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer.

	PROPRIETARY TECHNOLOGY MAY BE SUBJECTED TO INFRIMGEMENT CLAIMS OR MAY BE INFRINGED UPON - We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property. We currently have a very limited patent portfolio. As a result, we may not be able to protect against misappropriation of our intellectual property.

	In addition, we could be subject to intellectual property infringement claims as the number of competitors grows and the functionality of our software solutions and services overlaps with competitive offerings. These claims, even if not meritorious, could be expensive to defend. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property.

	GOVERNMENT REGULATION - We are subject to regulation by the Federal Drug Administration ("FDA"). If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing requirements. Complying with these FDA regulations could be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

	Following an inspection by the FDA in November of 2003, we received a FDA warning letter and Form 483 (Notice of Inspectional Observations) listing observations of non-compliance with certain aspects of the FDA's


<PAGE 23>


Quality System Regulation. We responded to the FDA on February 5, 2004, and undertook a number of corrective actions in response to the Form 483 and the FDA warning letter.

	There can be no assurance, however, that our actions taken in response to the Form 483 and warning letter will be deemed adequate by the FDA or that additional actions will not be required by us. In addition, we remain subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake additional actions to comply with the Federal Food, Drug and Cosmetic Act ("Act") and any other applicable regulatory requirements.
Any failure by us to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our software solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

	PRODUCT RELATED LIABILITIES - Many of our software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against us to date regarding injuries related to the use of our software solutions, such claims may be made in the future. Although we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against us, which is uninsured or under-insured, could materially harm our business, results of operations or financial condition.

	RISKS ASSOCIATED WITH TEH COMPANY'S GLOBAL OPERATIONS - We market, sell and service our software solutions globally. We have established offices around the world, including North America, the Netherlands and Japan. We will continue to expand our global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful indirect global sales and support channels. Our success will depend, in part, on our ability to form relationships with local partners. For these reasons, we may not be able to maintain or increase global market demand for our software solutions.

	Global operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:


	*	Greater difficulty in collecting accounts receivable and
		longer collection periods.

	*	The impact of economic conditions outside the United States of
		America.

	*	Changes in foreign currency exchange.

	*	Unexpected changes in regulatory requirements.

	*	Certification requirements.

	*	Reduced protection of intellectual property rights in some
		countries.

	*	Potentially adverse tax consequences.

	*	Political instability.

	*	Trade protection measures and other regulatory requirements.

	*	Service provider and government spending patterns.

	*	Natural disasters, war or terrorist acts.

	*	Poor selection of a partner in a country.

	*	Political conditions which may threaten the safety of
		associates or our continued presence in foreign countries.


<PAGE 24>


Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------

	Information contained under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 is incorporated herein by reference.


Item 8.		FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------


                            INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Merge Technologies Incorporated:

	We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Technologies Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

	As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards Board No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


/s/ KPMG LLP
----------------------

Chicago, Illinois
February 18, 2004


<PAGE 25>



                         MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
			     (in thousands, except for share data)

                                            ASSETS

							           Years Ended December 31,
							       ------------------------------
							            2003	     2002
							       -------------	-------------
Current assets:

 Cash......................................................... $      16,871 	$       4,411
 Accounts receivable, net of allowance for doubtful accounts
  Of  $374 and  $293 at December 31, 2003 and  2002,
  Respectively................................................	       8,359	        7,148
 Inventory....................................................	         893		  453
 Prepaid expenses.............................................	         288	          176
 Deferred tax asset...........................................	       3,541	         ----
 Other current assets.........................................	         156	           25
								------------	-------------
Total current assets..........................................	      30,108	       12,213
								------------	-------------
 Computer equipment...........................................	       4,819	        3,725
 Office equipment.............................................	         718		  501
 Leasehold improvements.......................................	         259		  147
								------------	-------------
								       5,796		4,373
 Less accumulated depreciation................................	       4,122	        3,531
								------------	-------------
Net property and equipment....................................	       1,674	          842
Long-term receivable..........................................	         101	          144
Purchased and developed software, net of accumulated
 Amortization of $7,314 and $5,522 at December 31, 2003 and
 2002, respectively...........................................	       8,420	        5,703
Intangibles - customer contracts, net of accumulated
 Amortization of $371 and $97 at December 31, 2003 and  2002,
 Respectively.................................................	       1,572	          869
Goodwill......................................................	      21,846	        7,406
Other assets..................................................	         174		   69
								------------	-------------
Total assets..................................................	$     63,895 	$      27,246
								============	=============


                                LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:

 Current portion of obligations under capital leases..........	$       ----	$           7
 Accounts payable.............................................	       1,294	        1,493
 Accrued wages................................................	         911	          685
 Notes payable................................................	         219	         ----
 Redemption value related to exchangeable Common Stock........	          68		 ----
 Other accrued liabilities....................................	         795	          264
 Deferred revenue.............................................	       3,717	        1,892
 Billings in excess of revenues - contracts in progress.......	       1,381	         ----
								------------	-------------
Total current liabilities.....................................	       8,385	        4,341
								------------	-------------
 Notes payable................................................	        ----	          167
 Redemption value related to exchangeable Common Stock........	        ----	        1,038
 Deferred tax liability.......................................	       1,987	         ----
 Other liabilities............................................	        ----	           17
								------------	-------------
Total liabilities.............................................	      10,372	        5,563
								------------	-------------

Shareholders' equity:

 Preferred Stock, $0.01 par value:  3,999,998 shares
  Authorized; zero shares issued and outstanding at December
  31, 2003 and December 31, 2002..............................	        ----	         ----
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares
  Authorized; zero shares issued and outstanding at December
  31, 2003 and December 31, 2002..............................	        ----	         ----
 Special Voting Preferred Stock, no par value:  one share
  Authorized; one share issued and outstanding at December
  31, 2003 and December 31, 2002..............................	        ----		 ----
 Series 2 Special Voting Preferred Stock, no par value:  one
  Share authorized; one share issued and outstanding at
  December 31, 2003 and December 31, 2002.....................	        ----		 ----
 Common Stock, $0.01 par value:  30,000,000 shares authorized;
  12,485,646 shares and 9,481,683 shares issued and outstanding
  At December 31, 2003 and December 31, 2002, respectively....		 125	           95
 Common Stock subscribed:  8,058 and 3,542 shares at December
  31, 2003 and December 31, 2002, respectively................	          47	           15
 Additional paid-in capital...................................	      53,175	       28,035
 Common Stock subscription receivable, due from related party.	        ----	          (25)
 Accumulated deficit..........................................	         (56)	       (6,295)
Accumulated other comprehensive income (loss) - cumulative
  Translation adjustment......................................	         232	         (142)
								------------	-------------
Total shareholders' equity....................................	      53,523	       21,683
								------------	-------------
Total liabilities and shareholders' equity....................	$     63,895 	 $     27,246
								============	=============

                             See accompanying notes to financial statements.

<PAGE 26>



                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
				(in thousands, except for share data)

						           Years Ended December 31,
						---------------------------------------------
						     2003	     2002	     2001
						---------------------------------------------
Net sales......................................	$      28,677	$      20,786	$      15,741
Cost of sales..................................	        8,970	        7,998	        6,261
						-------------	-------------	-------------
Gross profit...................................	       19,707	       12,788	        9,480
						-------------	-------------	-------------
Operating costs and expenses:
 Sales and marketing...........................	        6,543		4,305	        3,227
 Product research and development..............	        2,063		1,620	        1,870
 General and administrative....................	        3,527		2,553	        2,286
 Depreciation and amortization.................	          573		  518	          765
 Restructuring and related items...............	         ----		 ----	           36
 Acquired in-process research and development..	         ----		  148		 ----
						-------------	-------------	-------------
Total operating costs and expenses.............	       12,706	        9,144	        8,184
						-------------	-------------	-------------
Operating income...............................	        7,001	        3,644	        1,296

Other income (expense):
 Interest expense..............................	          (18)	          (22)	         (119)
 Interest income...............................	          100	           50		   45
 Other, net....................................	         (184)	           36	          136
						-------------	-------------	-------------
Total other income (expense)...................	         (102)	           64	           62
						-------------	-------------	-------------
Income before income taxes.....................	        6,899		3,708	        1,358
Income tax expense.............................	          660		   79	           87
						-------------	-------------	-------------
Net income.....................................	        6,239	        3,629	        1,271


Net income per share - basic...................	$        0.53	$        0.38	$        0.17
						=============	=============	=============
Weighted average number of shares of Common
 Stock outstanding - basic.....................	   11,566,054	    8,840,059       6,178,821
						=============	=============	=============

Net income per share - diluted.................	$        0.49	$        0.33	$        0.15
						=============	=============	=============
Weighted average number of shares of Common
 Stock outstanding - diluted...................	   12,586,900	   10,383,651	    7,310,731
						=============	=============	=============

                              See accompanying notes to financial statements.

<PAGE 27>


                                 MERGE TECHNOLOGIES INCORPORATED
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            Years Ended December 31, 2001, 2002 and 2003
                               (in thousands, except for share data)



		                                  Series A Preferred Stock
				----------------------------------------------------------
				  Shares	Subscribed	  Shares	  Issued
				subscribed	  amount	  issued	  amount
				----------	----------	----------	----------

Balance at December 31, 2000...	   613,236	$      467	      ----	$     ----
				==========	==========	==========	==========
Accretion of put value.........	      ----	      ----	      ----	      ----
Issuance of Common Stock.......	      ----	      ---- 	      ----	      ----
Issuance of Preferred Stock....	  (613,236)	      (467)	   622,236		 6
Issuance of Common Stock
 Warrants......................	      ----	      ----	      ----	      ----
Stock issued under ESPP........       ----	      ----	      ----	      ----
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----
Stock issued for services
 Rendered......................	      ----	      ----	    15,000	      ----
Exercise of stock options......	      ----	      ----	      ----	      ----
Exercise of stock warrants.....	      ----	      ----	      ----	      ----
Preferred Stock dividends
 Declared......................	      ----	      ----	      ----	      ----
Issuance of Preferred Stock
 Dividend......................       ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................       ----	      ----	      ----	      ----
Foreign currency cumulative
 Translation adjustment........	      ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2001...	      ----	$     ----	   637,236	$        6
				==========	==========	==========	==========

Accretion of put value.........	      ----	      ----	      ----	      ----
Issuance of Common Stock.......	      ----	      ----	  (637,236)		(6)
Stock issued for acquisitions..	      ----	      ----	      ----	      ----
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----
Stock issued under ESPP........       ----	      ----	      ----	      ----
Exercise of stock options......	      ----	      ----	      ----	      ----
Exercise of stock warrants.....	      ----	      ----	      ----	      ----
Preferred Stock dividends
 Declared......................       ----	      ----	      ----	      ----
Issuance of Preferred Stock
 Dividend......................       ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................       ----	      ----	      ----	      ----
Foreign currency cumulative....
 Translation adjustment		      ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2002...	      ----	$     ----	      ----	$     ----
				==========	==========	==========	==========

Accretion of put value.........       ----	      ----	      ----	      ----
Issuance of Common Stock.......       ----	      ----	      ----	      ----
Stock issued and options
 Granted for acquisitions......	      ----	      ----	      ----	      ----
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----
Stock issued for services
 Rendered......................	      ----	      ----	      ----	      ----
Stock issued under ESPP........       ----	      ----	      ----	      ----
Exercise of stock options......       ----	      ----	      ----	      ----
Exercise of stock warrants.....	      ----	      ----	      ----	      ----
Tax  benefit on exercise of
 Stock options.................	      ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................	      ----	      ----	      ----	      ----
Foreign currency cumulative
 Translation adjustment........       ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2003	      ----	$     ----	      ----	$     ----
				==========	==========	==========	==========

                        See accompanying notes to financial statements.


                                 MERGE TECHNOLOGIES INCORPORATED
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            Years Ended December 31, 2001, 2002 and 2003
                               (in thousands, except for share data)



		                      Special Voting 		  Series 2 Special Voting
				      Preferred Stock		      Preferred Stock
				--------------------------      --------------------------
				  Shares	  Issued	  Shared	  Issued
				  issued	  amount	  issued	  amount
				----------	----------	----------	----------

Balance at December 31, 2000...	        1	$     ----	      ----	$     ----
				==========	==========	==========	==========
Accretion of put value.........	      ----	      ---- 	      ----	      ----
Issuance of Common Stock.......	      ----	      ---- 	      ----	      ----
Issuance of Preferred Stock....	      ----	      ---- 	      ----	      ----
Issuance of Common Stock
 Warrants......................	      ----	      ----	      ----	      ----
Stock issued under ESPP........       ----	      ----	      ----	      ----
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----
Stock issued for services
 Rendered......................	      ----	      ---- 	      ----	      ----
Exercise of stock options......	      ----	      ----	      ----	      ----
Exercise of stock warrants.....	      ----	      ----	      ----	      ----
Preferred Stock dividends
 Declared......................	      ----	      ----	      ----	      ----
Issuance of Preferred Stock
 Dividend......................       ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................       ----	      ----	      ----	      ----
Foreign currency cumulative
 Translation adjustment........	      ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2001...	         1	$     ----	      ----	$     ----
				==========	==========	==========	==========

Accretion of put value.........	      ----	      ----	      ----	      ----
Issuance of Common Stock.......	      ----	      ----	      ----	      ----
Stock issued for acquisitions..	      ----	      ----	         1	      ----
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----
Stock issued under ESPP........       ----	      ----	      ----	      ----
Exercise of stock options......	      ----	      ----	      ----	      ----
Exercise of stock warrants.....	      ----	      ----	      ----	      ----
Preferred Stock dividends
 Declared......................       ----	      ----	      ----	      ----
Issuance of Preferred Stock
 Dividend......................       ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................       ----	      ----	      ----	      ----
Foreign currency cumulative....
 Translation adjustment		      ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2002...	         1	$     ----	         1	$     ----
				==========	==========	==========	==========

Accretion of put value.........       ----	      ----	      ----	      ----
Issuance of Common Stock.......       ----	      ----	      ----	      ----
Stock issued and options
 Granted for acquisitions......	      ----	      ----	      ----	      ----
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----
Stock issued for services
 Rendered......................	      ----	      ----	      ----	      ----
Stock issued under ESPP........       ----	      ----	      ----	      ----
Exercise of stock options......       ----	      ----	      ----	      ----
Exercise of stock warrants.....	      ----	      ----	      ----	      ----
Tax  benefit on exercise of
 Stock options.................	      ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................	      ----	      ----	      ----	      ----
Foreign currency cumulative
 Translation adjustment........       ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2003	         1	$     ----	         1	$     ----
				==========	==========	==========	==========

                           See accompanying notes to financial statements.


                                 MERGE TECHNOLOGIES INCORPORATED
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            Years Ended December 31, 2001, 2002 and 2003
                               (in thousands, except for share data)



		                                      Common Stock
				----------------------------------------------------------
				  Shares	Subscribed	  Shares	  Issued
				subscribed	  amount	  issued	  amount
				----------	----------	----------	----------

Balance at December 31, 2000...	   189,670	$      153	 5,805,170	$       58
				==========	==========	==========	==========

Accretion of put value.........	      ----	      ---- 	      ----	      ----
Issuance of Common Stock.......	  (168,809)	      (137)	 1,005,734		10
Issuance of Preferred Stock....	      ----	      ---- 	      ----	      ----
Issuance of Common Stock
 Warrants......................	      ----	      ----	      ----	      ----
Stock issued under ESPP........      1,312		 1	    94,037		 1
Exchange of share rights into
 Common Stock..................	      ----	      ----	    31,096	      ----
Stock issued for services
 Rendered......................	      ----	      ---- 	    20,163	      ----
Exercise of stock options......	      ----	      ----	    20,622	         1
Exercise of stock warrants.....	      ----	      ----	    12,500	      ----
Preferred Stock dividends
 Declared......................	      ----	      ----	      ----	      ----
Issuance of Preferred Stock
 Dividend......................       ----	      ----	    30,171	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................       ----	      ----	      ----	      ----
Foreign currency cumulative
 Translation adjustment........	      ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2001...	    22,173    	$       17	 7,019,493      $       70
				==========	==========	==========	==========

Accretion of put value.........	      ----	      ----	      ----	      ----
Issuance of Common Stock.......	      ----	      ----	   645,222    	         6
Stock issued for acquisitions..	      ----	      ----	    93,901	         1
Exchange of share rights into
 Common Stock..................	      ----	      ----	   179,603	         2
Stock issued under ESPP........    (18,631)	        (2)	    36,976	      ----
Exercise of stock options......	      ----	      ----	   778,571	         8
Exercise of stock warrants.....	      ----	      ----	   722,943	         8
Preferred Stock dividends
 Declared......................       ----	      ----	      ----	      ----
Issuance of Preferred Stock
 Dividend......................       ----	      ----	     4,974	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................       ----	      ----	      ----	      ----
Foreign currency cumulative....
 Translation adjustment		      ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2002...	     3,542      $       15	 9,481,683      $       95
				==========	==========	==========	==========

Accretion of put value.........       ----	      ----	      ----	      ----
Issuance of Common Stock.......       ----	      ----	   701,664	         7
Stock issued and options
 Granted for acquisitions......	      ----	      ----	   771,804	         8
Exchange of share rights into
 Common Stock..................	      ----	      ----	   852,901	         9
Stock issued for services
 Rendered......................	      ----	      ----	        28	      ----
Stock issued under ESPP........      4,516	        32	    21,875	      ----
Exercise of stock options......       ----	      ----	   551,690	         6
Exercise of stock warrants.....	      ----	      ----	   104,001	      ----
Tax  benefit on exercise of
 Stock options.................	      ----	      ----	      ----	      ----
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	      ----	      ----
Net income.....................	      ----	      ----	      ----	      ----
Foreign currency cumulative
 Translation adjustment........       ----	      ----	      ----	      ----
				----------	----------	----------	----------
Balance at December 31, 2003	     8,058      $       47	12,485,646      $      125
				==========	==========	==========	==========

                             See accompanying notes to financial statements.



                                 MERGE TECHNOLOGIES INCORPORATED
                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            Years Ended December 31, 2001, 2002 and 2003
                               (in thousands, except for share data)



				Additional			  Stock		Cumulative	  Total
				  paid in	Accumulated    subscription	translation  shareholders'
			   	  capital	  deficit	receivable	adjustment	  equity
				----------	----------	----------	----------	----------

Balance at December 31, 2000...	$   14,374	$  (11,195)	$      (50)	$      (54)	$    3,753
				==========	==========	==========	==========	==========

Accretion of put value.........	      (390)	      ----	      ----	      ----	      (139)
Issuance of Common Stock.......	     1,330	      ----	       (10)	      ----	     1,193
Issuance of Preferred Stock....	       470	      ---- 	      ----	      ----               9
Issuance of Common Stock
 Warrants......................	        10	      ----	      ----	      ----		10
Stock issued under ESPP........         68	      ----	      ----	      ----	        70
Exchange of share rights into
 Common Stock..................	      ----	      ----	      ----	      ----	      ----
Stock issued for services
 Rendered......................	        43	      ---- 	      ----	      ----		43
Exercise of stock options......	        26	      ----	      ----	      ----		27
Exercise of stock warrants.....	        12	      ----	      ----	      ----		12
Preferred Stock dividends
 Declared......................	       (44)	      ----	      ----	      ----	       (44)
Issuance of Preferred Stock
 Dividend......................         33	      ----	      ----	      ----		33
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	        25	      ----		25
Net income.....................       ----	     1,271	      ----	      ----	     1,271
Foreign currency cumulative
 Translation adjustment........	      ----	      ----	      ----	       (94)	       (94)
				----------	----------	----------	----------	----------
Balance at December 31, 2001...	$   16,183    	$   (9,924)	$      (35)     $     (148)	$   (6,169)
				==========	==========	==========	==========	==========

Accretion of put value.........	       466	      ----	      ----	      ----	       466
Issuance of Common Stock.......	        44	      ----	      ----	      ----		44
Stock issued for acquisitions..	     9,118	      ----	      ----	      ----	     9,119
Exchange of share rights into
 Common Stock..................	        (2)	      ----	      ----	      ----	      ----
Stock issued under ESPP........         78	      ----	      ----	      ----		76
Exercise of stock options......	     1,028	      ----	      ----	      ----	     1,036
Exercise of stock warrants.....	     1,110	      ----	      ----	      ----	     1,118
Preferred Stock dividends
 Declared......................        (20)	      ----	      ----	      ----	       (20)
Issuance of Preferred Stock
 Dividend......................         30	      ----	      ----	      ----		30
Reduction of stock subscription
 Receivable from related party.	      ----	      ----		10	      ----		10
Net income.....................       ----	     3,629	      ----	      ----	     3,629
Foreign currency cumulative....
 Translation adjustment		      ----	      ----	      ----		 6		 6
				----------	----------	----------	----------	----------
Balance at December 31, 2002...	$   28,035      $   (6,295)	$      (25)     $     (142)	$   21,683
				==========	==========	==========	==========	==========

Accretion of put value.........        970	      ----	      ----	      ----	       970
Issuance of Common Stock.......      7,738	      ----	      ----	      ----	     7,745
Stock issued and options
 Granted for acquisitions......	    12,485	      ----	      ----	      ----	    12,493
Exchange of share rights into
 Common Stock..................	        (9)	      ----	      ----	      ----	      ----
Stock issued for services
 Rendered......................	      ----	      ----	      ----	      ----	      ----
Stock issued under ESPP........        121	      ----	      ----	      ----	       153
Exercise of stock options......      2,110	      ----	      ----	      ----	     2,116
Exercise of stock warrants.....	        68	      ----	      ----	      ----	        68
Tax  benefit on exercise of
 Stock options.................	     1,657	      ----	      ----	      ----	     1,657
Reduction of stock subscription
 Receivable from related party.	      ----	      ----	        25	      ----	        25
Net income.....................	      ----	     6,239	      ----	      ----	     6,239
Foreign currency cumulative
 Translation adjustment........       ----	      ----	      ----	       374	       374
				----------	----------	----------	----------	----------
Balance at December 31, 2003	$   53,175      $      (56)	$     ----      $      232	$   53,523
				==========	==========	==========	==========	==========


                                 See accompanying notes to financial statements.

<PAGE 28>




                    		   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
				        CONSOLIDATED STATEMENTS OF CASH FLOWS
					(in thousands, except for share data)


							                   Years Ended December 31,
								   --------------------------------------
							             2003	   2002	           2001
								   --------	---------	---------
Cash flows from operating activities:

 Net income......................................................  $  6,239	$   3,629	$   1,271

 Adjustments to reconcile net income to net cash provided by
   Operating activities:
  Depreciation and amortization..................................     2,633	    1,862	    1,698
  Amortization of discount on note assumed in merger.............	 16	       13	       19
  Provision for doubtful accounts receivable.....................	 81	      264	      133
  Deferred income taxes..........................................	101	      148	     ----
  Acquired in-process technology and software write-off..........      ----	      148	     ----
  Issuance of options and stock for services rendered............      ----	       44	       68
  Issuance of warrants for financing transactions................      ----	     ----	       10

  Change in assets and liabilities, net of acquisitions:
   Accounts receivable...........................................	904	   (3,987)	   (1,273)
   Inventory.....................................................      (440)	       89	      614
   Prepaid expenses..............................................	(51)	      (80)	      (36)
   Accounts payable..............................................      (483)	      759	   (1,159)
   Accrued wages.................................................      (369)	      (38)	      194
   Other accrued liabilities.....................................	 78	      (35)	       46
   Deferred revenue..............................................     1,561	    1,016	      269
   Other.........................................................	128	      121	       45
								    -------	 --------	 --------
Net cash provided by operating activities........................    10,398	    3,805	    1,899
								    -------	 --------	 --------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired...............    (4,417)	     (243)	     ----
  Purchases of property and equipment............................    (1,117)	     (558)	     (148)
  Capitalized software development...............................    (2,674)	   (1,850)	   (1,436)
								    -------	 --------	 --------
Net cash used in investing activities............................    (8,208)	   (2,651)	   (1,584)
								    -------	 --------	 --------

Cash flows from financing activities:

 Repayment of revolving credit agreement.........................      ----	     ----	   (1,350)
 Proceeds from note receivable...................................	 25	       10	     ----
 Proceeds from sale of Series A Preferred Stock..................      ----	     ----	        9
 Proceeds from exercise of stock options.........................     2,116	    1,036	       27
 Proceeds from employee stock purchase plan......................	153	       76	       70
 Proceeds from exercise of warrants..............................	 68	    1,118	       12
 Proceeds from sale of Common Stock..............................     7,745	     ----	    1,193
 Principal payments under capital leases.........................	 (6)	      (24)	      (30)
								   --------	---------	---------
Net cash provided by (used in) financing activities..............    10,101	    2,216	      (69)
								   --------	---------	---------
Effect of exchange rate changes on cash..........................	169	       (2)	      (15)
Net increase in cash.............................................    12,460	    3,368	      231
Cash, beginning of period........................................     4,411	    1,043	      812
								   --------	---------	---------
Cash, end of period..............................................  $ 16,871	$   4,411	$   1,043
								   ========	=========	=========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for income taxes.......................................  $    237	$      91	$      69
Cash paid for interest...........................................  $      3	$      10	$     116

NON CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through capital leases...........  $   ----	$    ----	$       3
Payment of preferred stock dividends through issuance of Common
 Stock...........................................................  $   ----	$      32	$      33
Redemption value related to exchangeable Common Stock............  $     41	$      99	$     140
Value of exchangeable shares issued for acquisition of
 1,000,000 shares................................................  $   ----	$   7,737	$    ----
Value of Common Stock and options issued for acquisitions........  $ 12,493	$     792	$    ----


                                     See accompanying notes to financial statements.

<PAGE 29>




                         MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                          (in thousands)


		  					    Years ended December 31,
						---------------------------------------------
					            2003	    2002	     2001
						------------	------------	-------------

Net income....................................	$      6,239	$      3,629	$       1,271
Accumulated other comprehensive income (loss)
 - Cumulative translation adjustment..........	         374	           6	          (94)
						------------	------------	-------------
Comprehensive income..........................	$      6,613	$      3,635	$       1,177
						============	============	=============

                                See accompanying notes to financial statements.

<PAGE 30>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations.

	We are in the business of integrating radiology images and information into healthcare enterprise networks. Our products and services enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, reduce healthcare operating costs and improve clinical decision making processes. We deliver this tangible value both to OEM/VARs and directly to healthcare facilities of all sizes, but we specifically target small to medium size hospitals, multi-hospital groups, clinics and diagnostic imaging centers, by working with our customers to offer modular, cost effective solutions to solve their image and information management and radiology workflow needs.

(b)  Principles of Consolidation.

	The consolidated financial statements include our financial statements and our wholly owned subsidiaries, Merge Aurora Solutions Inc. ("Merge Aurora"), eFilm and RIS Logic. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Inventory.

	Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(d)  Property and Equipment.

	Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

	Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of our major classes of property and equipment are: three years for computer equipment; and seven years for office equipment. Equipment held under capital leases is amortized using the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease, depending on the lease terms. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.

(e)  Purchased and Developed Software.

	All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Software development costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. During 2003, 2002 and 2001, we capitalized software development costs of $2,674, $1,850 and $1,436, respectively. Amortization expense related to purchased and developed software for 2003, 2002 and 2001, was $2,046, $1,344 and $773, respectively.

	We assess the recoverability of these costs periodically by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows through the sale of that product.


<PAGE 31>



                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(f)  Fair Value of Financial Instruments.

	Our financial instruments include cash, accounts receivable, accounts payable and certain accrued liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The carrying value of notes payable and long-term receivables is not materially different from their fair values.

(g)  Long-Lived Assets.

	We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets may be required. We have reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that their carrying values as of December 31, 2003 are recoverable in future periods.

(h)  Goodwill and Other Intangibles.

	Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. The standard requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The standard also specifies criteria that intangible assets must meet to be recognized and reported apart from goodwill.

	As of the date of adoption of SFAS No. 142, we have discontinued amortization of all existing goodwill. Additionally, pursuant to the provisions of SFAS No. 142, we confirmed our recorded purchased software as an other intangible asset that must be recognized apart from goodwill and amortized over its estimated useful lives of three to five years. Purchased software is included as part of purchased and developed software and the classification and useful life is consistent with our presentation at December 31, 2002. We have not identified any other intangible assets that must be recognized apart from goodwill as of the adoption date.

	Our intangible assets, other than developed software, subject to amortization are summarized as follows:


 					   December 31, 2003	    December 31, 2002
			-------------	-----------------------	-------------------------
			   Weighted
			    Average
			   Remaining	 Gross			   Gross
			 Amortization	Carrying   Accumulated	  Carrying    Accumulated
			Period (Years)	 Amount	   Amortization    Amount     Amortization
			-------------	---------  ------------	 ---------   -------------

Purchased software....	     3.9	    2,901        (645)       1,418 	     (227)
Customer contracts....	     4.0	    1,943        (371)         966            (97)
					---------   ---------	  --------        --------
Total................. 	     3.9	    4,844      (1,016)       2,384           (324)
					=========   =========	 =========      ==========



	Amortization expense was $693, $261 and $28 for the years ended 2003, 2002 and 2001, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

	For the year ended:	2004	  $  973
				2005	  $  935
				2006	  $  924
				2007	  $  708
				2008	  $  287


<PAGE 32>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite useful lives be tested at least annually for impairment or when indicators of potential impairment exist, using a fair-value-based approach. Additionally, a transitional impairment evaluation must be completed within the first six months of adoption. During the second quarter of 2002, we completed the transitional impairment test, which did not result in impairment of recorded goodwill. We will continue to monitor the carrying value of goodwill through annual impairment tests. At December 31, 2003, we performed our annual impairment tests and found none of our goodwill to be impaired.

	The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

		Balance as of January 1, 2003...................  $    7,406
		Goodwill related to RIS Logic acquisition.......      14,469
		Other...........................................         (29)
								  ----------
		Balance as of December 31, 2003.................  $   21,846
								  ==========

	The following table shows the impact on the Company's financial statements as if SFAS 142 were adopted on January 1, 2001:

						          Years Ended December 31,
						-----------------------------------------
						   2003		   2002		   2001
						---------	---------	---------
Reported net income.........................	$   6,239	$   3,629	$   1,271
Goodwill amortization.......................	     ----	     ----	       74
						---------	---------	---------
Adjusted net income.........................	$   6,239	$   3,629	$   1,345


Reported net income per share - basic.......	$    0.53	$    0.38	$    0.17
Goodwill amortization.......................	     ----	     ----	     0.01
						---------	---------	---------
Adjusted net income per share - basic.......	$    0.53	$    0.38	$    0.18


Reported net income per share - diluted.....	$    0.49	$    0.33	$    0.15
Goodwill amortization.......................	     ----	     ----	     0.01
						---------	---------	---------
Adjusted net income per share - diluted.....	$    0.49	$    0.33	$    0.16



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

(j)  Stock Option Plans.

	As of December 31, 2003, we maintain three stock-based employee compensation plans and one director option plan, which are described more fully in Note 8. We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion
No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.


<PAGE 33>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income would have been decreased in 2003, 2002 and 2001 to the pro forma amounts indicated below:


					   2003		   2002		  2001
					---------	---------	---------

Net income, as reported...............	$   6,239	$   3,629	$   1,271
Deduct:  Total stock-based employee
 Compensation expense determined under
 Fair value based method for all
 Awards, net of related tax benefit...	     (881)	     (456)	     (300)
					---------	---------	---------
Pro forma net income..................	$   5,358	$   3,173	$     971
					=========	=========	=========

Net income per share:

 Basic - as reported..................	$    0.53	$    0.38	$    0.17
					=========	=========	=========
 Basic - pro forma....................	$    0.46	$    0.33	$    0.12
					=========	=========	=========
 Diluted - as reported................	$    0.49	$    0.33	$    0.15
					=========	=========	=========
 Diluted - pro forma..................	$    0.43	$    0.29	$    0.11
					=========	=========	=========


(k)  Revenue Recognition.

	Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

	For software arrangements, we recognize revenue according to the AICPA SOP 97-2, Software Revenue Recognition, and related amendments. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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


<PAGE 34>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	Revenue from sales of RIS and from RIS/PACS solutions sold directly to customers, where professional services are considered essential to the functionality of the solution sold, is recognized on a percentage-of -completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage-of -completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management's best estimate of the total amount of time it takes to complete a project.
These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

	Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential items only.

(l)  Warranties.

	We provide twelve months of hardware warranty on our connectivity sales. We have provided for expected warranty costs based on our historical experience. Accrued warranty was $67 at December 31, 2003 and 2002.

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

(n)  Net Income Per Share.

	Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. We have made an accounting policy election to use the if-converted method for convertible securities that participate in Common Stock dividends; however, the two-class method must be used if the effect is more dilutive. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001.


<PAGE 35>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)



							         December 31,
					       ---------------------------------------------
						    2003	     2002	    2001
					       ------------	-------------	------------
Numerator:
Net income...................................  $      6,239 	$       3,629 	$      1,271
Preferred Stock dividends....................	       ----	          (20)           (44)
Accretion of redemption value related to
 Interpra exchangeable shares................	        (41)	          (99)	        (140)
Allocation of income to Interpra exchangeable
 Shares......................................	        (56)	         (118)	         (67)
					       ------------	-------------	------------
Numerator for net income per share - basic...  $      6,142 	$       3,392 	$      1,020
					       ------------	-------------	------------
Adjustment for effect of assumed conversion
 Of preferred stock..........................	       ----	           20	          44
					       ------------	-------------	------------
Numerator for net income per share - diluted.  $      6,142 	$       3,412	$      1,064
					       ------------	-------------	------------
Denominator:
Weighted average number shares of Common
 Stock outstanding...........................	 11,566,054	    8,840,059	   6,178,821
					       ------------	-------------	------------
Effect of convertible preferred stock........	       ----	      295,714	     634,203
Effect of stock options......................	    972,380	      925,277	     312,373
Effect of warrants...........................	     48,466	      322,601	     185,334
					       ------------	-------------	------------
Denominator for net income per share
 - diluted...................................	 12,586,900	   10,383,651	   7,310,731
					       ------------	-------------	------------

Net income per share - basic.................  $       0.53 	$        0.38 	$       0.17

Net income per share - diluted...............  $       0.49 	$        0.33 	$       0.15


	For the years ended December 31, 2003, 2002 and 2001, 464,000, 576,316, and 648,594 respectfully, options and warrants to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of our Common Stock.

	The following potentially dilutive Common Stock equivalent securities, including securities considered in the calculation of diluted earnings per share, were outstanding at December 31, 2003, 2002 and 2001.

				   2003		   2002		   2001
				---------	---------	---------
	Stock options..........	1,664,557	1,435,298	1,844,274
	Exchangeable shares....	  352,271	1,205,172	  384,779
	Warrants...............	     ----	  301,667	1,024,610
	Preferred Stock........	     ----	     ----	  634,203
				---------	---------	---------
				2,016,828	2,942,137	3,887,866
				=========	=========	=========

(o)  Reclassifications.

	Where appropriate, certain items relating to the prior years have been reclassified to conform to the current year presentation.

	As a result of the eFilm acquisition on June 28, 2002, we have presented costs associated with service revenues as a component of cost of sales.

(p)  Segment Reporting.

	In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. We are not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate as one operating segment and report applicable enterprise-wide disclosures.


<PAGE 36>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(q)  Foreign Currency Translation.

	We use the United States of America Dollar ("U. S. Dollar") for financial reporting purposes as substantially all of our billings are in U. S. Dollars. The balance sheets of our foreign subsidiaries are translated into
U. S. Dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate for the period. The resulting translation gains and losses are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of income, as a component of other income (expense), net.

	On January 1, 2002, we changed the functional currency for the sales office in Nuenen, the Netherlands to the U. S. Dollar from the Dutch Guilder, as the majority of sales to customers transacted in U. S. Dollars continues to increase. The functional currency for our operations in Japan and Canada remain the Yen and Canadian Dollar, respectively.

(2)	ACQUISITIONS

	On July 17, 2003, we acquired all of the outstanding capital stock of RIS Logic pursuant to a Merger Agreement dated July 9, 2003 for a total purchase price of $16,984 consisting primarily of cash, vested options and 771,804 shares of Common Stock. RIS Logic has been in the business of the development and sales of RIS products to end user imaging centers.

	We paid a significant premium above the fair value of RIS Logic's tangible net assets principally because we determined that RIS Logic's software development ability and trade name are particularly important to us. As we looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions and imaging centers as many of our competitors are developing more integrated solutions. In addition, we expect to be able to sell our software products to RIS Logic's customers. The fair value of each share issued to RIS Logic was determined to be $14.305 using a four-day average of the closing price of our Common Stock before and after the signing of the definitive agreement.

	An escrow of 173,093 shares of Common Stock was established as a reserve for 18 months, which will terminate on January 16, 2005, against any claims regarding breaches or representations and warranties.

	On June 28, 2002, we acquired all the outstanding capital stock of eFilm pursuant to a Stock Acquisition Agreement dated April 15, 2002 for a total purchase price of $8,360 consisting primarily of 1,000,000 exchangeable shares. eFilm has been in the business of development of medical imaging workflow products and services, developing innovative medical image viewing and related solutions within a clinical environment. Its assets included accounts receivable, inventory, capital equipment and intangible assets.

	We paid a significant premium above the fair value of eFilm's tangible net assets principally for two reasons: eFilm's knowledge of our software products through the joint development projects that were undertaken prior to the acquisition and the ability to sell our products to existing eFilm customers. Also, eFilm's software development ability is particularly important because as we looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions as many of our competitors are promising more integrated solutions. In addition, we expected to be able to sell our higher price and high margin software products to eFilm's customers and to use the eFilm Workstation(Trademark) as a way to have the healthcare institutions become aware of us. The fair value of each exchangeable share issued in the eFilm acquisition was determined to be $7.736, using a three-day average closing price of our Common Stock after signing the definitive agreement.

	Each holder of eFilm exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for our Common Stock on a one-for-one-basis, subject to adjustment provisions. At June 28, 2007, any remaining shares will automatically be converted to our Common Stock. Each eFilm exchangeable share is entitled to vote together with our Common Stock on our matters and be included in dividend rights equivalent to our Common Stock.


<PAGE 37>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	We also established an escrow holdback of 116,590 exchangeable shares for 18 months for indemnification with respect to certain potential claims. As of December 28, 2003, the escrow holdback has been released.

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

	In May 2002, we acquired certain assets of Aurora Technologies, Inc. ("Aurora") pursuant to an Asset Acquisition Agreement dated April 18, 2002 for a total purchase price of $917 consisting primarily of 93,901 shares of Common Stock. Aurora was in the business of design, production and sale of diagnostic radiology products and software that facilitate the viewing, distribution and storage of digital images. Its assets included accounts receivable, inventory, capital equipment and intangible assets. The fair value of shares issued to Aurora was determined to be $8.43 per share or equal to the closing price of our Common Stock as of May 17, 2002, the signing date of the definitive agreement.

	An escrow holdback of 18,780 shares of Common Stock was established for 12 months, for indemnification with respect to certain potential claims. As of September 30, 2003, the escrow holdback has been released.

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


					RIS Logic	  eFilm		  Aurora
Form of  Consideration			Fair Value	Fair Value	Fair Value
-------------------------------------	----------	----------	----------

Cash.................................	$   4,311	$    ----	$     100
93,901 shares of Common Stock........	     ----	     ----	      792
771,804 shares of Common Stock.......	   11,041	     ----	     ----
1,000,000 eFilm exchangeable shares.. 	     ----	    7,737	     ----
Vested stock options.................	    1,452	      437	     ----
Transaction costs....................	      180	      186	       25
					---------	---------	---------
Total consideration..................	$  16,984	$   8,360	$     917
					=========	=========	=========

<PAGE 38>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	The total purchase consideration of approximately $16,984, $8,360 and $917 were allocated to the fair value of the net assets acquired in each of these transactions as follows:


					RIS Logic	  eFilm		  Aurora
					---------	---------	---------

	Current assets................	$   2,184	$     403	$      51
	Other assets..................	      247	       44	       29
	Purchased and developed
  	  Technologies................	    1,483	    1,193	       85
	Customer contracts............	      977	      966	     ----
	Goodwill......................	   14,469	    6,269	      752
	In-process research and
	  Development.................	     ----	      148	     ----
	Liabilities assumed...........	   (2,376)	     (663)	     ----
					---------	---------	---------
	Total consideration...........	$  16,984	$   8,360	$     917
					=========	=========	=========



	Of the amounts assigned to goodwill in the acquisitions, the $14,469 relating to the RIS Logic transaction and the $6,269 relating to the eFilm transaction will not be deductible for federal income tax purposes, and the $752 relating to the Aurora transaction will be deductible for federal income tax purposes.

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


					 Years Ended December 31,
					-------------------------
					   2003		   2002
					---------	---------
     	                                       (unaudited)

	Net sales.....................	$  31,538	$  25,771
	Net income....................	    5,341	    2,034
	Earnings per share:
	 Basic........................	$    0.44	$    0.18
	 Diluted......................	$    0.40	$    0.15


(3)   ACCOUNTS RECEIVABLE

	Substantially all receivables are derived from sales and related support and maintenance of our products to healthcare providers located throughout the United States and in certain foreign countries.

	Our accounts receivable balance is reported net of an allowance for bad debt. We provide for an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 2003 and 2002, the allowance for estimated uncollectible accounts was $374 and $293, respectively.


<PAGE 39>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	The following table shows the changes in our allowance for doubtful account.

							Additions
					Balance at	charged to			Balance at
					beginning	costs and			  end of
Description				of period	expenses	Deductions	  period
--------------------------------------	---------	---------	----------	----------

For year ended December 31, 2003
Allowance for doubtful accounts.......	$    293	$      81	$    ----	$    374


For year ended December 31, 2002
Allowance for doubtful accounts.......	$    171	$     264	$    (142)	$    293


For year ended December 31, 2001
Allowance for doubtful accounts.......	$     62	$     133	$     (24)	$    171




(4)	INDEBTEDNESS

(a)  Line of Credit.

credit agreement with our bank, increasing our line to $15 million from $5 million, effective November 21, 2003, and maturing December 31, 2006. The line is subject to covenants including financial covenants, as defined, with respect to minimum net income, tangible net worth, current ratio, total liabilities to tangible net worth ratio, interest coverage ratio, and other customary convents. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At December 31, 2003, the loan's interest rate was 3.25%. No amounts were outstanding on the line of credit as of December 31, 2003.

(b) Note Payable to Investor.

	We have a $300 Canadian five-year non-interest-bearing note assumed in the 1999 acquisition of Interpra. At December 31, 2003, the U. S. Dollar equivalent of the note was approximately $231. The note was discounted to reflect the current interest rate of 8% at the time the note was assumed. The discount is being amortized over a five-year period. We recognized interest expense related to this note of approximately $16, $13 and $19 in 2003, 2002 and 2001, respectively. The note is due and payable in August 2004.


(5)	EMPLOYEE BENEFIT PLAN

	We maintain a defined contribution retirement plan (401(k)) covering employees who meet the minimum service requirements and have elected to participate. For 2003, we increased our matching contribution to a maximum of 2.5% from the maximum of 2.0% in the previous years and added plan participants from RIS Logic. Our matching contributions totaled $112, $77 and $70 for the years ended December 31, 2003, 2002 and 2001, respectively.


<PAGE 40>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(6)	INCOME TAXES

	The provision for income tax consists of the following for the years ended December 31, 2003, 2002 and 2001.


				   2003	 	   2002		    2001
				----------	----------	-----------
	Current:
	 Federal...............	$    1,409	$      (18)	$        18
	 State.................	       232	         2	          2
	 Foreign...............	       149	        95	         67
				----------	----------	-----------
         Total current.........	     1,790	        79	         87

	Deferred:
	 Federal...............	      (835)	      ----	       ----
	 State.................	      (358)	      ----	       ----
	 Foreign...............	        63	      ----	       ----
				----------	----------	-----------
         Total deferred........	    (1,130)	      ----	       ----
				==========	==========	===========

         Total provision.......	$      660	$       79	$        87
				==========	==========	===========


	Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 35% to income before income taxes) as a result of the following:


							        Years ended
								December 31,
						---------------------------------------------
						    2003	    2002	     2001
						------------	-----------	-------------
Expected tax expense (benefit)................	$      2,415	$     1,261	$         462
Total increase (decrease) in income taxes
 Resulting from:
  Nondeductible amortization and acquired
   In-process technology......................	        ----	         50	           32
  Change in the valuation allowance allocated
   To income tax expense......................	      (2,236)	     (1,650)	         (630)
  Research and experimentation credit.........	        (134)	        (40)		   16
  Nondeductible expenses......................	          42	         85	           69
  Foreign income taxes, net of federal income
   Tax benefit................................	         558	       ----	         ----
  State and local income taxes, net of
   Federal income tax benefit.................	         117	        204	           66
  Foreign rate differential...................	         (43)		 28	          (38)
  Other.......................................	         (59)	        141	          110
						------------	-----------	-------------

Actual tax expense............................	$        660	$        79	$          87
						============	===========	=============

<PAGE 41>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:


							        December 31,
							-------------------------
							   2003		   2002
							---------	---------
Deferred tax assets:
 Accrued wages.......................................	$     206	$      86
 Research and experimentation credit carryforwards...	    1,974	    1,713
 Other credit carryforwards..........................	       59	      425
 Net operating loss carryforwards....................	    1,684	      980
 Foreign net operating loss carryforwards............	      710	    1,242
 Other...............................................	      215	      326
							---------	---------
Total gross deferred tax assets......................	    4,848	    4,772
 Less valuation allowance............................	     ----	   (2,660)
							---------	---------

 Net deferred tax asset..............................	    4,848	    2,112

Deferred tax liabilities:
 Software development costs and intangible assets....	   (2,667)	   (1,694)
 Contract intangibles................................	     (594)	     (376)
 Other...............................................	      (33)	      (42)
							---------	---------
Total gross deferred liabilities.....................	   (3,294)	   (2,112)
							---------	---------
Net deferred taxes...................................	$   1,554	$    ----
							=========	=========

Included on balance sheet:
 Current assets:  Deferred tax asset.................	$   3,541	$    ----
 Non-current liabilities: Deferred tax liability.....	   (1,987)	     ----
							---------	---------
 Net deferred taxes..................................	$   1,554	$    ----
							=========	=========



	The decrease in the valuation allowance for the years ending December 31, 2003, 2002, and 2001, was $2,660, $1,269 and $633, respectively.
Management has an obligation under SFAS No. 109, Accounting for Income Taxes, to review, at least annually, the components of our deferred tax assets. This review is to ascertain, based upon the information available at the time of the preparation of financial statements, that it is more likely than not, expected to utilize these future deductions and credits. In the event that management determines that it is more likely than not that future deductions or tax credits will not be utilized, a valuation allowance should be recorded to reduce the deferred tax asset to the amount expected to be realized.
During our review in 2003, it was determined that a valuation allowance was not needed at December 31, 2003. This decision was based upon many factors, both quantitative and qualitative, such as (1) our three years of positive taxable income, before net operating loss deductions, (2) expected future operating profitability, and (3) the relatively long expiration periods of net operating losses and tax credits. However, fluctuation in the actual outcome of these expectations could materially impact our tax expense, and deferred tax assets in the future. Prior to 2003, the ultimate realization of deferred tax assets, based upon the relatively low levels of historical taxable income, was not likely.

	In 2002, our gross deferred tax asset included $424 relating to the deduction for disqualifying dispositions of employee incentive stock options. In 2003, it was determined that, based upon continued profitability, it would be appropriate to allocate the $424 from the deferred tax assets to additional paid-in-capital relating to the income tax benefit we derived from disqualifying dispositions of employee incentive stock options exercised prior to 2003. The income tax benefit of disqualifying dispositions of employee incentive stock option exercised during 2003 in the amount of $1,233 were also recorded in additional paid-in-capital, and did not result in a benefit to our statement of operations.


<PAGE 42>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	We benefited from federal, state, and foreign net operating losses for the year ending December 31, 2003, in the amounts of $869, $225 and $254, respectively. We made tax payments of $237 during 2003.

	Our United States of America Federal statutory rate has increased from 34% in previous years to 35% in 2003 because management believes that 35% because management believes that 35% is expected to be the statutory rate that the deferred tax components will reverse in the future.

	At December 31, 2003, after including RIS Logic, separate return limitation year ("SRLY") federal and state net operating losses and credits, we had federal net operating loss carryforwards and research credit carryforwards of $3,853 and $1,614, respectively, state net operating loss carryforwards and research credit carryforwards of $6,152 and $360, respectively, and foreign federal and provincial net operating loss carryforwards of $1,819 and $2,119, respectively.

	These losses and credits are available to offset future taxable income and tax in the future. The federal net operating loss and research credit carryforwards expire at varying amounts beginning in 2007 and 2005, respectively, and continue through 2020 and 2023, respectively. The state net operating loss and research credit carryforwards expire in varying amounts beginning in 2015 and 2005 respectively, and continue through 2023 and 2018, respectively. The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2004 and continue through 2009. A portion of the income tax loss carryforwards and credits are subject to certain limitations, which could impair our ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in our ownership should occur, tax loss and credit carryforwards may be further limited.

	We file a consolidated federal income tax return.


(7)	LEASES

	We had various capital leases for computer equipment that expired in early 2003. The gross amount of computer equipment under capitalized leases and related depreciation at the following balance sheet dates was: at December 31, 2003, equipment of $44 and accumulated depreciation of $8 and at December 31, 2002, equipment of $43 and accumulated depreciation of $14.

	We have a non-cancelable operating lease for our main office facility that expires in June 2005. Total rent expense associated with this lease for the years ended December 31, 2003, 2002 and 2001, was approximately $307, $304 and $334, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), as of December 31, 2003, are:


						 Operating
						----------
	2004................................	$      717
	2005.................................	       565
	2006.................................	       415
	2007.................................	       419
	2008.................................	       408
	2009 to 2013.........................	     1,137
						----------
	Total minimum lease payments.........	$    3,661
						==========

	In February 2002, we entered into a lease amendment for our main office facility in which we surrendered a portion of the premises. As a result, the aggregate minimum future lease payment commitment decreased by $240.


<PAGE 43>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(8)	SHAREHOLDERS' EQUITY

(a)  Common Stock.

	During 2003, warrants to purchase 104,001 shares of Common Stock were exercised.

	In July 2003, we issued 771,804 shares of our Common Stock to the shareholders of RIS Logic to acquire 100% of their outstanding stock. We did not use any underwriters to complete the transaction. The transaction was exempt from registration as a private offering under Regulation D and Section 4 (2) of the Securities Act.

	In July 2003, we sold 666,664 shares of our Common Stock in an offering exempt from registration as a non-public offering, which raised
$8 million of gross proceeds before any expenses associated with the offering of these shares. The monies raised are for general corporate purposes. Fees of $240 and 35,000 shares of our Common Stock were paid to Belle Haven Investments, L. P., a placement agent. All shares were sold in a non-public offering exempt under Regulation D and Section 4 (2) of the Securities Act and only to persons who were accredited investors.

	In August and September of 2002, we issued 1,910 shares of Common Stock to non-employee directors as consideration for meeting fees.

	In July 2002, we issued 2,846 shares of Common Stock to Series A Preferred Stock shareholders as payment for dividends.

	In July 2002, we issued 2,066 shares of Common Stock to non-employee directors as consideration for meeting fees.

	In May and June of 2002, warrants to purchase 709,343 shares of Common Stock were exercised.

	In May and June of 2002, we issued 637,236 shares of Common Stock for the conversion of Series A Preferred Stock.

	In May 2002, we issued 93,901 shares of Common Stock as part of the purchase price for the Asset Purchase Agreement between Signal Stream, Inc., a wholly owned subsidiary known know as Merge Aurora, and Aurora.

	In April 2002, we issued 1,484 shares of Common Stock to non-employee directors as consideration for meeting fees.

	In January 2002, we issued 2,526 shares of Common Stock to non-employee directors as consideration for meeting fees.

	In January 2002, we issued 2,128 shares of Common Stock to Series A Preferred Stock shareholders as payment for dividends.

	In January 2002, warrants to purchase 13,600 shares of Common Stock were exercised.

(b)  Special Voting Preferred Stock.

	At the end of 2003 and 2002, we had one share of our Special Voting Preferred Stock issued and outstanding. The one share issued to our former transfer agent, serves as a trustee in voting matters on behalf of the Interpra exchangeable shareholders.


<PAGE 44>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(c)  Series 2 Special Voting Preferred Stock.

	At the end of 2003 and 2002, we had one share of Series 2 Special Voting Preferred Stock issued to our former transfer agent, which serves as a trustee in voting matters on behalf of the eFilm exchangeable shareholders.

(d)  Series A Preferred Stock.

	In the second quarter of 2002, we exercised our right to convert all outstanding shares of Series A Preferred Stock on a one-for-one basis into 637,236 shares of Common Stock.

(e)  Stock Option Plans.

	We maintain a stock option plan for our employees that provides for the grant of a maximum of 3,265,826 options to purchase shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of the options vest over a four-year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant. At December 31, 2003, there were 595,155 options available to grant.

	In July 2003, our Board of Directors adopted a stock option plan for the employees of RIS Logic that provides for the grant of a maximum of 300,000 options to purchase shares of Common Stock. Under the plan, 127,697 vested options were granted as rollover options as part of the acquisition agreement at an exercise price of $2.94 per option. An additional 148,500 options were granted and have an exercise price equal to the fair market value of our Common Stock at the date of grant, vest over a four-year period at 25% per year and expire six years from the date of grant. All options granted under this plan are considered to be nonstatutory options under Section 401(a) of the Internal Revenue Code. At December 31, 2003, there are 23,803 options available to grant under the plan. We do not intend to grant any more options in the future from this plan.

	We also maintain a stock option plan for our non-employee directors, which provides for the granting of a maximum of 300,000 options to purchase shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of options granted under this plan are vested at the date of grant. The options granted under this plan expire ten years and one day from the date of grant. At December 31, 2003, there were 125,425 options available to grant.

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


		 Expected
		  Option
Year of		   Life		 Excepted	Dividend	Risk-free
 Grant		(in years)	Volatility	 Yield	      Interest Rate
--------	----------	----------      --------      --------------
 1999		  6 - 10	   50%		  0%	       5.83% - 6.49%
 2000		  6 - 10	 50% - 70%	  0%	       5.73% - 6.50%
 2001		  6 - 10	   50%		  0%	       3.90% - 5.41%
 2002		  6 - 10	   50%		  0%	       2.95% - 5.18%
 2003		  0 - 10	   50%		  0%	       0.90% - 3.27%


<PAGE 45>

                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


A summary of stock option activity is as follows:

										    WEIGHTED
								    WEIGHTED	     AVERAGE
								     AVERAGE	   FAIR VALUE
								    EXERCISE	   OF OPTIONS
    						      NUMBER	     PRICE	     GRANTED
						    ----------	  -----------	   ----------

Options outstanding, December 31, 2000.........	     1,806,663	  $      2.09

Options granted................................	       185,000	  $      1.60	   $    0.89
Options exercised..............................	       (23,422)	         1.29
Options forfeited..............................	      (123,967)	         2.63
						    ----------
Options outstanding, December 31, 2001.........	     1,844,274	  $      2.01

Options granted................................	       532,281	  $      6.30	   $	3.40
Options exercised..............................	      (851,812)	         1.81
Options forfeited and expired..................	       (89,445)	         3.21
						    ----------
Options outstanding, December 31, 2002.........	     1,435,298	  $      3.62
						    ==========

Options granted................................        824,324	  $     11.42	   $    6.37
Options exercised..............................	      (551,690)	         3.88
Options forfeited and expired..................	       (43,375)          6.58
						    ----------
Options outstanding, December 31, 2003.........	     1,664,557	         7.34
						    ==========

Options exercisable, December 31, 2003.........	       678,203	  $      4.28
						    ==========



The following table summarizes information about stock options outstanding at December 31, 2003:


		        Options Outstanding					       Options Exercisable
------------------------------------------------------------------------	--------------------------------

				    WEIGHTED
				    AVERAGE
  RANGE OF			   REMAINING		     WEIGHTED				    WEIGHTED
  EXERCISE	  NUMBER OF	CONTRACTUAL LIFE	AVERAGE EXERCISE	NUMBER OF	AVERAGE EXERCISE
   PRICES	   SHARES	    IN YEARS		     PRICE		 SHARES		      PRICE
-------------	  ---------	----------------	----------------	---------	----------------
$ 1.00 - $1.47	    216,305 	       2.95		    $  1.130		 156,646	     $  1.180
$ 1.51 - $2.13	    343,528	       2.71		       1.996		 234,208		2.001
$ 2.75 - $4.00	     59,677	       3.04 		       3.445 		  38,427		3.341
$ 4.16 - $6.00	    147,750 	       4.47		       4.776		  69,125		4.776
$ 6.35 - $8.19	    406,081 	       5.02		       7.053		 103,081		7.118
$ 9.78 - $13.05	     55,500	       7.60		      11.280		  30,000		9.775
$14.77 - $16.86	    435,716	       5.80		      15.793		  46,716	       15.948
		 ----------							--------
		  1,664,557	       4.45		    $  7.337		 678,203	     $  4.277
----------------------------------------------------------------------------------------------------------------


<PAGE 46>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


(f)  Stock Purchase Plan.

	We maintain an employee stock purchase plan which allows employees to purchase stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions. Employees contributed $153, $76, and $70 during 2003, 2002, and 2001, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

(g)  Warrants.

	In August 2003, the remaining 11,667 warrants of the 25,267 warrants to purchase shares of Common Stock, issued in January of 2001, were exercised at $1.00 per share.

	In April and July of 2003, 92,334 warrants to purchase shares of Common Stock, issued in October of 2000, were exercised at $1.156 per share.

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

	At December 31, 2003, no warrants to purchase our Common Stock were outstanding.

(h)  Exchange Rights.

	As part of our acquisition of eFilm, we granted rights for the issuance of 1,000,000 shares of Common Stock to holders of eFilm exchangeable shares on a one-for-one basis. As of December 31, 2003, there were 336,145 eFilm exchangeable shares outstanding.

	As part of its acquisition of Interpra, we granted rights for the issuance of 420,000 shares of Common Stock to holders of Interpra exchangeable shares on a one-for-one basis. Exchangeable shareholders also have the right to require us to purchase the exchangeable shares at $4.50 per share from August 31, 2004 through September 30, 2004. As of December 31, 2003, there were 16,126 Interpra exchangeable shares outstanding.


(9)	CONCENTRATIONS

	Substantially all of our cash is held at one United States of America financial institution. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

	Substantially all of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

	At December 2001, we had a long-term accounts receivable balance from one customer in the amount of $193. Monthly payments due over 63 months commenced in March 2002. The receivable bears interest at a rate of 6.3%.
As of December 31, 2003, the balance due was $147 of which the current portion of $45 is classified as accounts receivable.


<PAGE 47>


                        MERGE TECHNOLOGIES INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except for share and per share data)


	Foreign sales, denominated in U. S. Dollars, accounted for approximately 37%, 38% and 36% of our net sales for the years ended December 31, 2003, 2002, and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, sales in foreign currency represented 3%, 4%, and 5%, respectively, of our net sales.

	We maintain sales offices in Nuenen, the Netherlands and Toronto, Ontario, Canada. Revenues are attributed to countries based on the originating office of the related orders. Net sales for the Netherlands sales office were approximately $5,875, $5,440 and $4,440 in the years ended December 31, 2003, 2002 and 2001, respectively. Net sales for the sales office in Canada were $4,200 and $1,749 for the years ended December 31, 2003 and 2002. For 2001 there were no sales attributed to our office in Canada. The value of long-lived assets in service at the Nuenen and Toronto sales offices was not material in 2003 and 2002.

	Although we maintain a sales office in Tokyo, Japan, orders from customers in Japan are processed in the United States of America and are considered United States of America based sales. The value of long-lived assets in service at the Tokyo office was not material in 2003 and 2002.

	For the year ended December 31, 2003, we had one customer that comprised 14% of net sales. We had one customer that comprised 18% of net sales for the year ended December 31, 2002. No one customer represented 10% or more of accounts receivable at December 31, 2003. One customer represented 13% of accounts receivable at December 31, 2002.


(10)	RELATED PARTY TRANSACTIONS

	In April 2003, Richard A. Linden, President and Chief Executive Officer, repaid the remaining $25 note receivable for a stock subscription.

	In December 2002, William C. Mortimore, Chairman and Chief Strategist, repaid the $10 promissory note, issued in February 2001.


(11)    QUARTERLY RESULTS (UNAUDITED)




2003 Quarterly Results		 March 31	 June 30	September 30	December 31
-------------------------------------------------------------------------------------------
Net sales.....................	$   6,117	$    6,434	$   7,619	$   8,507
Income before income taxes....      1,496	     1,709	    1,835	    1,858
Net income....................	    1,317	     1,400	    1,625	    1,897

Basic earnings per share......	$    0.12	$     0.13	$    0.13	$    0.15
Diluted earnings per share....	$    0.11	$     0.12	$    0.12	$    0.14


2002 Quarterly Results
------------------------------

Net sales.....................	$   4,534	$    4,183	$   5,322	$   6,747
Income before income taxes....	      725	       614	    1,058	    1,311
Net income....................	      704	       600	    1,046	    1,279

Basic income per share........	$    0.09	$     0.07	$    0.10	$    0.12
Diluted income per share......	$    0.07	$     0.06	$    0.09	$    0.11

<PAGE 48>


Item 9.  	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

	None.


Item 9A. 	CONTROLS AND PROCEDURES
-----------------------------------------

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


Internal Control Over Financial Reporting

	There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                     PART III
				    ----------

	Certain information required by Part III is omitted from this Form 10-K because the Registrant will file its definitive proxy statement pursuant to Section 240.14a-101 (the "Proxy Statement") not later than 120 days after the end of the year covered by this Report, and certain information included therein is incorporated herein by reference.


Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Management" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

	The information regarding our audit committee members and audit committee financial experts is incorporated by reference to the information set forth under the caption "Board Committees; Independence of Directors" and "Audit Committee Report" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

	The information regarding our code of ethics that applies to the principal executive officer, principal operations officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions to any of the above is included as Exhibit 99.1 of this Form 10-K.


Item 11.	EXECUTIVE COMPENSATION
---------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Management - Executive Compensation" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.


Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Related Party Transactions" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.


<PAGE 49>


Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
-------------------------------------------------------

	The information required by this item is incorporated by reference to the information set forth under the caption "Certain Transactions" in our Proxy Statement for the 2004 Annual Meeting of Stockholders.


<PAGE 50>




Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
		AND REPORTS ON FORM 8-K
---------------------------------------------------------

(a)	EXHIBIT NO.
----	------------

2.1	Purchase Agreement, dated as of September 1, 1999 by and among Merge
	Technologies Incorporated, 3032854 Nova Scotia Company and Interpra Medical Imaging Network Ltd.(11)

2.2	Reorganization Agreement between Merge Technologies Incorporated,
	Merge Technologies Holdings Co., eFilm Medical Inc., Patrice Bret, Gregory Couch and Catherine McCallum, dated as of April 15, 2002.(13)

2.3	Merger Agreement by and among Merge Technologies Incorporated, RL
	Acquisition Corp, RIS Logic Incorporated, and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003.(14)

3.1	Articles of Incorporation of Registrant(2), Articles of Amendment as
	filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(6), Articles of Amendment as filed on February
	23, 2001(6), and Articles of Amendment as filed on August 9, 2002

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)

10.1	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Richard A. Linden

10.2	Employment Agreement entered into as of March 1, 2004, between
	Registrant and William C. Mortimore

10.3	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Scott T. Veech

10.4	Employment Agreement entered into as of March 1, 2004, between
	Registrant and David M. Noshay

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996(2)

10.6	Office Lease for West Allis Center dated May 24, 1996, between
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

10.7	1999 Stock Option Plan For Directors(1)

10.8	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996, as amended and restated in its entirety as of September 1, 2003(10)

10.9	2003 Stock Option Plan of Registrant dated June 24, 2003, and
	effective July 17, 2003(10)

10.10	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan, as
	amended

10.11	Loan Agreement dated as of November 21, 2003, by and between
	Registrant and Lincoln State Bank

10.12	Asset Purchase Agreement by and among Signal Stream, Inc., a wholly
	owned subsidiary of Merge Technologies Incorporated and Aurora Technology Inc., entered into as of April 18, 2002.(12)

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 13(a) of
	the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Section 13(a) of
	the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002)

99.1	Code of Ethics

99.2	Whistleblower Policy
---------------------------------------------------

(1)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 1997.

(2)	Incorporated by reference from Registration Statement on Form SB-2
	(No. 333-39111) effective January 29, 1998.

(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for
	the three months ended March 31, 1999.

(4)	Incorporated by reference from Quarterly Report on Form 10-QSB for
	the three months ended March 31, 2000.

(5)	Incorporated by reference from Proxy Statement for 2000 Annual
	Mailing of Shareholders dated May 9, 2000.

(6)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2000.

(7)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2001.

(8)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2002.

(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the
	three months ended June 30, 2003.

(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the
	three months ended September 30, 2003.

(11)	Incorporated by reference from Current Report on Form 8-K dated
	September 3, 1999.

(12)	Incorporated by reference from Current Report on Form 8-K dated
	May 22, 2002.

(13)	Incorporated by reference from Current Report on Form 8-K dated
	June 28, 2002.

(14)	Incorporated by reference from Current Report on Form 8-K dated
	July 17, 2003.


(b) 	REPORTS ON FORM 8-K
---	--------------------

	On October 30, 2003, we filed a Form 8-K to report in Item 12 the financial results for the third quarter of our fiscal year 2003.


<PAGE 51>


                                    SIGNATURES
				   ------------

	In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					REGISTRANT:

					MERGE TECHNOLOGIES INCORPORATED

Date:   March 15, 2004			By:  /s/  Richard A. Linden
					-------------------------------------
					Richard A. Linden
					President and Chief Executive Officer


Date:   March 15, 2004			By:  /s/  Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					  and Secretary


	In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:   March 15, 2004			By:  /s/  William C. Mortimore
					-------------------------------------
					William C. Mortimore
					Director and Chairman

Date:   March 15, 2004			By:  /s/  Robert A. Barish, M. D.
					-------------------------------------
					Robert A. Barish, M. D.
					Director

Date:   March 15, 2004			By:  /s/  Dennis Brown
					-------------------------------------
					Dennis Brown
					Director

Date:   March 15, 2004			By:  /s/  Michael D. Dunham
					-------------------------------------
					Michael D. Dunham
					Director

Date:   March 15, 2004			By:  /s/  Robert T. Geras
					-------------------------------------
					Robert T. Geras
					Director

Date:   March 15, 2004			By:  /s/  Anna M. Hajek
					-------------------------------------
					Anna M. Hajek
					Director

Date:   March 15, 2004			By:  /s/  Richard A. Linden
					-------------------------------------
					Richard A. Linden
					Director

Date:   March 15, 2004			By:  /s/  Richard A. Reck
					-------------------------------------
					Richard A. Reck
					Director

Date:   March 15, 2004			By:  /s/  Frank E. Seidelmann, D.O.
					-------------------------------------
					Frank E. Seidelmann, D.O.
					Director

<PAGE 52>


-------------
Exhibit 23.1
-------------

                       CONSENT OF INDEPENDENT AUDITORS
	              ---------------------------------


The Board of Directors
Merge Technologies Incorporated:

	We consent to the incorporation by reference in the registration statements on Form S-3 (Nos. 333-93965, 333-75900, 333-100103 and
333-108481) and on Form S-8 (Nos. 333-34884, 333-40832, 333-40882,
333-100104, 333-107991 and 333-107997) of Merge Technologies Incorporated of our report dated February 18, 2004, with respect to the consolidated balance sheets of Merge Technologies Incorporated as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2003, which report appears in the annual report on Form 10-K of Merge Technologies Incorporated for the year ended December 31, 2003. Our report on the consolidated financial statements refers to the adoption of the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.


/s/ KPMG LLP
----------------------
Chicago, Illinois
March 12, 2004


<PAGE 53>


-------------
Exhibit 31.1
-------------

                                  CERTIFICATION
				 ---------------

	    Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002


	I, Richard A. Linden, certify that:

1.	I have reviewed this annual report on Form 10-K of Merge Technologies
	Incorporated (the "Registrant");

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

	c) 	presented in this annual report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date; and

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

6.	The Certifying Officers have indicated in the annual report whether
	or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	March 15, 2004


/s/ Richard A. Linden
-------------------------------------------
Richard A. Linden, Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 54>


-------------
Exhibit 31.2
-------------

                                  CERTIFICATION
				 ---------------

	    Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002


	I, Scott T. Veech, certify that:

1.	I have reviewed this annual report on Form 10-K of Merge Technologies
	Incorporated (the "Registrant");

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

	c) 	presented in this annual report our conclusions about the
		effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date; and

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

6.	The Certifying Officers have indicated in the annual report whether
	or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:	March 15, 2004


/s/	Scott T. Veech
-------------------------------------------
Scott T. Veech, Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 55>


-----------
Exhibit 32
-----------


      CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes - Oxley Act of 2002


	In connection with the Annual Report on Form 10-K of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

	(1)	The Report fully complies with the requirements of Section
		13(a) or 15(d) of the Securities Exchange Act of 1934; and

	(2)	The information contained in the Report fairly presents, in
		all material respects, the financial condition and results of operations of the Company.



Date:	March 15, 2004		By:	/s/ Richard A. Linden
					---------------------------------
					Richard A. Linden
					Chief Executive Officer




Date:	March 15, 2004		By:	/s/ Scott T. Veech
					---------------------------------
					Scott T. Veech
					Chief Financial Officer


	This certification accompanies the Report pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes - Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

See also the certifications pursuant to Section 302 of the Sarbanes - Oxley Act of 2002, which are included in this annual report on Form 10-K.


<PAGE 56>


--------------
EXHIBIT 3.1
--------------

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

	6.	None of the Preferred Shares, Series 2 Special Voting Stock,
has been issued.

	Dated this 28th day of June, 2002.

					By:	/s/ Colleen M. Doan
					     	---------------------------

					Its:	Secretary



	         This document was drafted by and is returnable to:

			     Michael A. Cramarosso, Esq.
                              Shefsky & Froelich Ltd.
                             444 North Michigan Avenue
                                    Suite 2500
                             Chicago, Illinois  60611
                                  (312) 836-4029

<PAGE e3.1-1>


				     EXHIBIT A
				    -----------

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


<PAGE 3.1-2>


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


<PAGE 3.1-3>

--------------
EXHIBIT 10.1
--------------

                               EMPLOYMENT AGREEMENT
			       --------------------

	THIS AGREEMENT ("Agreement") is made and entered into as of March 1, 2004, by and between RICHARD A. LINDEN (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). The terms of this Agreement shall supercede the terms of the Employment Agreement dated November 29, 2001 and the amendment thereto.

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

		1.	Employment and Duties. On the terms and subject to the
conditions set forth in this Agreement, the Company agrees to employ the Executive as the President and Chief Executive Officer of the Company to perform such duties as are consistent with such position(s) as may be assigned, from time to time, by the Board of Directors (the "Board") of the Company and to render such additional services and discharge such other responsibilities as the Board may, from time to time, stipulate consistent with such senior management position.

		2.	Performance. The Executive accepts the employment
described in Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board may, from time to time, stipulate consistent with such senior management position.

		3.	Term. The term of Executive's employment with the
Company commenced on September 1, 2000 (the "Commencement Date"). The term of employment shall remain in effect until terminated by either Executive or the Company by giving thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the


<PAGE e10.1-1>


parties agree that this Agreement may be terminated subject to the aforesaid notice requirement by either party without cause or good reason at any time, and if by mutual consent without the obligation to pay any severance. The Board of Directors or appropriate committee thereof will review the Employment Agreement at its sole discretion, but no less frequently than every three (3) years subsequent to the date of this Agreement.

		4.	Salary. For all the services to be rendered by the
Executive hereunder, commencing March 1, 2004, the Company agrees to pay a salary at a rate of no less than Twenty Thousand Eight Hundred Thirty-Three Dollars ($20,833.00) per month, payable in the manner and frequency in which the Company's payroll is customarily handled, and subject to increase at the time annual reviews of the salaries of other senior executive officers are to be conducted ("Salary").

		5.	Bonus. The Executive shall be eligible for an annual
performance bonus of up to fifty percent (50%) of Salary, dependent on achievement of defined Company and individual performance targets. As Chief Executive Officer of the Company, adjustments to compensation package, including base pay, annual bonus and annual stock option awards, will be mutually agreed upon by Executive and the Board of Directors of the Company or appropriate committee thereof. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Board of Directors or appropriate committee thereof, may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Executive Committee of the Board.

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


<PAGE e10.1-2>


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

		10.	Stock Options. Executive was awarded stock options
for 100,000 shares of the Company's stock on March 2, 2004 at a price equal to the closing price of the Company's stock on such date. These stock options have a four year vesting schedule with 25% to be vested on each of the first, second, third and fourth anniversary dates of the date of grant. Executive was also granted stock options at various prior dates subject to the vesting schedules associated with such grants. Additional stock options may be awarded in the future in the sole discretion of the Board.

		11.	Change in Control. In the event of a "change in
control" of the Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or series of transactions effected by a third party or third parties acting in concert or a change of fifty percent (50%) or more of the members of the Board in a single transaction or series of transactions effected by any third party or third parties acting in concert, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 365 days preceding such nomination), all of the options will immediately vest and become exercisable. In the event of a change in control as (described above) and if the Executive is: (i) involuntarily terminated within 365 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 365 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the Company's principal place of business is relocated more than 30 miles further from the Company's current headquarters location as of the date of this Agreement; then the Executive will be entitled to (A) twelve months then current Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of such termination of Executive's employment, plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets, to be paid in a single payment within thirty (30) days of the termination of Executive's employment, and (C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's effective date of termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the Executive in a corresponding manner. The continuation of Supplemental Benefits shall be discontinued in the event Executive has available substantially similar welfare benefits at a comparable cost from a subsequent employer.


<PAGE e10.1-3>


	In addition, upon a "change of control" as defined above, the Company will deposit Two Hundred Fifty Thousand Dollars ($250,000) into an interest-bearing escrow account (the "Escrow") to be held by a third party mutually acceptable to the Executive and the Company. The cost of such escrow shall be paid by the Company. The purpose of the escrow shall be to provide Executive a "stay bonus" to help assure a smooth transition if the acquiror in a change of control transaction requests that Executive continue his employment with the Company in an executive or managerial capacity suitable for Executive's background, although not necessarily the same position previously occupied by Executive. The compensation, bonus and benefits to be paid to Executive during such period following the change in control must be at least the same as paid or provided prior to closing except for minor changes in Supplemental Benefits. Executive's services pursuant to this paragraph shall be performed in Milwaukee, Wisconsin except for travel consistent with Executive's position prior to the change in control. The total amount in such Escrow, including interest thereon, will be paid to the Executive twelve months following the change in control if Executive has substantially performed the services requested to be performed by the acquiror following such change of control transaction. If the acquiror does not request Executive's service after the change in control, no amount shall be paid to Executive from the Escrow. If the acquiror requests less than a full year of service, a pro rata amount of the Escrow shall be paid to Executive based upon the number of months or partial months worked divided by twelve. At the end of the stay bonus performance period Executive shall have a period of thirty days following the termination of such services or 365 days following the change of control, whichever is later, to terminate his services with the Company and be entitled to receive the change of control payments in addition to the stay bonus described in this paragraph.

		12.	Other Benefits. Except as otherwise specifically
provided herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

		13.	Business Expenses.

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

		14.	Severance.  In the event that the Executive is
terminated for any reason other than gross negligence, commission of a felony or material violation of any established Company policies, the Company shall


<PAGE e10.1-4>


pay the Executive, as a severance allowance, (A) an amount equal to twelve
(12) months of his then current Salary plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets, and (C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's Effective Date of Termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the Executive in a
corresponding manner.   The amount of the severance allowance provided for
in subsections (A) and (B) of this Section 14 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment. From time to time, the Executive's severance allowance shall be subject to review and upward adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section
11) twelve (12) months' then current salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section
14. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' then current salary pursuant to Section 11, then the Executive shall continue to be entitled to receive severance payments per this Section 14.

		15.	Surrender of Properties. Upon termination of the
Executive's employment with the Company, regardless of the cause therefor, the Executive shall promptly surrender to the Company all property provided him by the Company for use in relation to his employment, and, in addition, the Executive shall surrender to the Company any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Company or its customers or prospective customers or the products, Business, and operations of the Company in his possession.

		16.	Inventions and Secrecy. Except as otherwise provided
in this Section 16, the Executive:

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


<PAGE e10.1-5>


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

		17.	Confidentiality of Information: Duty of Non-Disclosure.

		(a)	The Executive acknowledges and agrees that his
employment by the Company under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Company. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of the Company, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Company, including, but not limited to, information pertaining to its customers, prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Company. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without


<PAGE e10.1-6>


the express prior written consent of the Company, and upon termination of this Agreement for any reason shall return to the Company, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business of the Company or obtained as a result of his employment by the Company. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Company. The covenants contained in this Section 17 shall survive the termination of this Agreement.

		(b)	The Executive agrees and acknowledges that the Company
does not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Company shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Company at law or in equity.

		18.	Covenant Not to Compete.

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

		(b)	Following Termination of Employment Period.  Within the
one (1) year period immediately following the end of the Employment Period, regardless of the reason therefore, the Executive shall not engage in the following, but only to the extent that these activities compete in a similar Business to the Company, without the prior written consent of the Company, which consent may be withheld at the sole discretion of the Company: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business being conducted at the time of such termination within a 100-mile radius from Milwaukee, Wisconsin; (B) directly solicit, contact, interfere with, or divert any customer served by the Company for the Business, or any prospective customer identified by or on behalf of the Company, during the Executive's employment with the Company; or (C) directly solicit any employee then employed by the Company or previously employed by the Company


<PAGE e10.1-7>


within the one year period preceding termination of the Executive's employment with the Company to join the Executive, whether as a partner, agent, employee or otherwise, in any enterprise engaged in a business similar to the Business of the Company being conducted at the time of such termination.

		(c)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 18 are reasonable in scope and essential to the preservation of the Business of the Company and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in the event of the Executive's termination of employment with the Company, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect.

		(d)	Severability.  The covenants of the Executive contained
in Section 18 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or statutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

		19.	Arbitration.

		(a)	Subject to the terms of Section 21(h) below, upon
presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 19(b) shall be invoked, subject to the terms of Section 19(g) below.

		(b)	In the event that the Claims are not settled by the
procedure set forth in Section 19(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules


<PAGE e10.1-8>


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


<PAGE e10.1-9>


		20.	Excise Tax Equalization Payment

		(a)	Excise Tax Equalization Payment. Notwithstanding
anything contained in this Agreement or any other agreement between Executive and the Company to the contrary, in the event that the Executive becomes entitled to severance benefits or any other payment or benefit under this Agreement, or under any other agreement with or plan or compensation arrangement with the Company, its subsidiaries or affiliates (in the aggregate, the "Total Payments"), if all or any part of the Total Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to the Executive in cash an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive after deduction of any Excise Tax upon the Total Payments and any federal, state, and local income or employment tax, penalties, interest, and Excise Tax upon the Gross-Up Payment provided for by this Section 20 (including FICA and FUTA), shall be equal to the Total Payments. Such payment shall be made by the Company to the Executive as soon as practical following the effective date of change in control but in no event beyond thirty (30) days from such date or the determination that Excise tax is required to be imposed.

		(b)	Tax Computation. For purposes of determining whether
any of the Total Payments will be subject to the Excise Tax and the amounts of such Excise Tax:

			(i)	The Change in Control or severance benefits and
		any other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the Executive's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement, or agreement with the Company and subsidiaries or affiliates, or with any Person whose actions result in a Change in Control of the Company or any Person affiliated with the Company or such Persons) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b )(1) shall be treated as subject to the Excise Tax, unless in the opinion of a nationally recognized tax counsel selected by the Company's independent auditors and reasonably acceptable to the
		Executive: (A) the Severance Benefits and such other payments or benefits (in whole or in part) do not constitute parachute payments; (B) such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code; or (iii) are otherwise not subject to the Excise Tax;

			(ii)	The amount of the Total Payments which shall be
		treated as subject to the Excise Tax shall be equal to the lesser of: (A) the total amount of the Total Payments; or (B) the amount of excess parachute payments within the meaning of
		Section 280G(b)(1) (after applying clause (i) above); and

			(iii)	The value of any noncash benefits or any
		deferred payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.


<PAGE e10.1-10>


For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made, and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Effective Date of Change in Control or Termination.,

		(c)	Subsequent Recalculation. In the event the Internal
Revenue Service adjusts the computation of the Company under Section 20 herein so that the Executive did not receive the greatest net benefit, the Company shall reimburse the Executive for the full amount necessary to make the Executive whole, plus a market rate of interest, as determined by the national tax counsel referred to above.

		(d)	Costs of Calculations. The Company agrees to bear all
costs associated with this Section.

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

	As addressed to the Company:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chairman of Compensation Committee

	With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention: Mitchell D. Goldsmith, Esquire

	As addressed to the Executive:

	Mr. Richard A. Linden
	To his last address as appears on the
	records of the Company


<PAGE e10.1-11>


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

	(e)	Governing Law.  This Agreement shall be governed by and
construed in accordance with the internal laws (and not the law of conflicts) of the State of Wisconsin.

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

	(h)	Costs of Enforcement, Litigation.  In the event of any suit or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in
Section 19 above or elsewhere herein any controversy or dispute with respect to the terms of Section 15, 16, 17 or 18 of this Agreement will survive


<PAGE e10.1-12>


termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.

	(i)	Mitigation.  The Executive shall not be obligated to seek
other employment in mitigation of the amounts payable under this Agreement, and the obtaining of any such other employment shall in no event effect any reduction of the Company's obligations to make payments hereunder. Notwithstanding the foregoing, if Executive receives the payments described in Section 11 by terminating his employment following a change in control and Executive subsequently becomes re-employed by the Company or by the party or parties effecting the change in control, the amounts earned on re-employment (up to a period of one year's compensation) shall be repaid to the Company.

	IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.


			COMPANY:

			MERGE TECHNOLOGIES INCORPORATED

			By:	/s/  Anna Marie Hajek
				----------------------------
				Chairman of the Compensation Committee



			EXECUTIVE:

			By:  	/s/  Richard A. Linden
				----------------------------
				RICHARD A. LINDEN

<PAGE e10.1-13>


--------------
EXHIBIT 10.2
--------------

                               EMPLOYMENT AGREEMENT
			      ----------------------

	THIS AGREEMENT ("Agreement") is made and entered into as of March 1, 2004 by and between WILLIAM C. MORTIMORE (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). The terms of this Agreement shall supercede the terms of the Employment Agreement dated December 21, 2001 as amended.

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

	1.	Employment and Duties. On the terms and subject to the
conditions set forth in this Agreement, the Company agrees to employ the Executive as the Chief Strategy Officer of the Company to perform such duties as are consistent with such position(s) as may be assigned, from time to time, by the Board of Directors (the "Board") or Chief Executive Officer of the Company and to render such additional services and discharge such other responsibilities as the Board or Chief Executive Officer may, from time to time, stipulate consistent with such senior management position.

	2.	Performance. The Executive accepts the employment described in
Section 1 of this Agreement and agrees to devote three days a week, consisting of approximately 30 hours per week, to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board or Chief Executive Officer may, from time to time, stipulate consistent with such senior management position. The time requirement shall be revisited on a quarterly basis.

	3.	Term. The term of Executive's employment with the Company under this Agreement commenced as of the date hereof (the "Commencement Date"). The term of employment shall remain in effect until terminated by either Executive


<PAGE e10.2-1>


or the Company by giving thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the Employment Period is hereinafter sometimes referred to as a "Year." The parties agree that this Agreement may be terminated subject to the aforesaid notice requirement by either party without cause or good reason at any time, and if by mutual consent without the obligation to pay any severance. The Board of Directors or appropriate committee thereof will review the Employment Agreement at its sole discretion, but no less frequently than every three (3) years subsequent to the date of this Agreement.

	4.	Salary. For all the services to be rendered by the Executive hereunder, commencing as of November 1, 2003 the Company agrees to pay a salary at a rate of no less than Eight Thousand Three Hundred Thirty-Three Dollars ($8,333.00) per month, payable in the manner and frequency in which the Company's payroll is customarily handled, and subject to increase at the time annual reviews of the salaries of other senior executive officers are to be conducted ("Salary").

	5.	Bonus. The Executive shall be eligible for an annual performance bonus of up to ten percent (10%) of Salary, dependent on achievement of defined Company and individual performance targets. As an Executive Officer of the Company, adjustments to compensation package, including base pay, annual bonus and annual stock option awards, will be recommended by the Chief Executive Officer of the Company and subject to approval of the Board of Directors of the Company or appropriate committee thereof. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Chief Executive Officer, subject to approval of the Board of Directors or appropriate committee thereof, may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Chief Executive Officer and Compensation Committee of the Board.

	6.	Paid Time Off. The Executive shall be entitled to paid time
off for vacation, illness, holiday and personal reasons in accordance with the Company's paid time off policy at the rate offered to the most senior employees of the Company with the longest tenure. Paid time off shall be appropriately adjusted for all purposes on a pro rata basis to take into account Executive's part-time status.

	7.	Disability Benefit. If at any time during the Employment Period the Executive is unable to perform fully the material and substantial duties hereunder by reason of illness, accident, or other disability (as confirmed by competent medical evidence by a physician selected by the Executive Committee), the Executive shall be entitled to receive periodic payments of Salary to which he would otherwise be entitled pursuant to Section 4 of this Agreement by reason of his employment for a period of ninety (90) days. Notwithstanding the foregoing provision (i) the amounts payable to the Executive pursuant to this
Section 7 shall be reduced by any amounts received by the Executive with respect to any such incapacity pursuant to any insurance policy, plan, or other employee benefit provided to the Executive by the Company; and (ii) in no event will the terms of this Agreement supersede any health or disability benefit to which Executive is entitled under applicable state or federal law.


<PAGE e10.2-2>


	8.	Stock Options. Stock options may be awarded to Executive on an annual or other basis pending recommendation and approval by the Chief Executive Officer and Board.

	9.	Change in Control. In the event of a "change in control" of the
Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or series of transactions effected by a third party or third parties acting in concert or a change of fifty percent (50%) or more of the members of the Board in a single transaction or series of transactions effected by any third party or third parties acting in concert, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 365 days preceding such nomination), all of the options will immediately vest and become exercisable.
In the event of a change in control as (described above) and if the Executive is: (i) involuntarily terminated within 365 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 365 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the Company's principal place of business is relocated more than 30 miles further from the Company's current headquarters location as of the date of this Agreement; then the Executive will be entitled to (A) twelve months then current Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of such termination of Executive's employment, plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets , to be paid in a single payment within thirty (30) days of the termination of Executive's employment, and
(C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's effective date of termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the Executive in a corresponding manner. The continuation of Supplemental Benefits shall be discontinued in the event Executive has available substantially similar welfare benefits at a comparable cost from a subsequent employer.

	In addition, upon a "change of control" as defined above, the Company will deposit Fifty Thousand Dollars ($50,000) into an interest-bearing escrow account (the "Escrow") to be held by a third party mutually acceptable to the Executive and the Company. The cost of such escrow shall be paid by the Company
  The purpose of the escrow shall be to provide Executive a "stay bonus" to help assure a smooth transition if the acquiror in a change of control transaction requests that Executive continue his employment with the Company in


<PAGE e10.2-3>


an executive or managerial capacity suitable for Executive's background, although not necessarily the same position previously occupied by Executive.
The compensation, bonus and benefits to be paid to Executive during such period following the change in control must be at least the same as paid or provided prior to closing except for minor changes in Supplemental Benefits. Executive's services pursuant to this paragraph shall be performed in Milwaukee, Wisconsin except for travel consistent with Executive's position prior to the change in control. The total amount in such Escrow, including interest thereon, will be paid to the Executive twelve months following the change in control if Executive has substantially performed the services requested to be performed by the acquiror following such change of control transaction. If the acquiror does not request Executive's service after the change in control, no amount shall be paid to Executive from the Escrow. If the acquiror requests less than a full year of service, a pro rata amount of the Escrow shall be paid to Executive based upon the number of months or partial months worked divided by twelve. At the end of the stay bonus performance period Executive shall have a period of thirty days following the termination of such services or 365 days following the change of control, whichever is later, to terminate his services with the Company and be entitled to receive the change of control payments in addition to the stay bonus described in this paragraph.

	10.	Other Benefits. Except as otherwise specifically provided
herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

	11.	Business Expenses.

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

	12.	Severance.  In the event that the Executive is terminated for any reason other than gross negligence, commission of a felony or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, (A) an amount equal to six (6) months of his then current Salary plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets, and (C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits


<PAGE e10.2-4>


shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's Effective Date of Termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the
Executive in a corresponding manner.   The amount of the severance allowance
provided for in subsections (A) and (B) of this Section 12 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment. From time to time, the Executive's severance allowance shall be subject to review and upward adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section 9) twelve (12) months' then current salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this
Section 12. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' then current salary pursuant to Section 9, then the Executive shall continue to be entitled to receive severance payments per this Section 12.

	13.	Surrender of Properties. Upon termination of the Executive's employment with the Company, regardless of the cause therefor, the Executive shall promptly surrender to the Company all property provided him by the Company for use in relation to his employment, and, in addition, the Executive shall surrender to the Company any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Company or its customers or prospective customers or the products, Business, and operations of the Company in his possession.

	14.	Inventions and Secrecy. Except as otherwise provided in this
Section 14, the Executive:

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


<PAGE e10.2-5>


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

	15.	Confidentiality of Information: Duty of Non-Disclosure.

	(a)	The Executive acknowledges and agrees that his employment by the Company under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Company. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of the Company, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Company, including, but not limited to, information pertaining to its customers, prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Company. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without the express prior written consent of the Company, and upon termination of this Agreement for any reason shall return to the Company, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business of the Company or obtained as a result of his employment by the Company. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Company. The covenants contained in this Section 15 shall survive the termination of this Agreement.


<PAGE e10.2-6>


	(b)	The Executive agrees and acknowledges that the Company does
not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Company shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Company at law or in equity.

	16.	Covenant Not to Compete; Corporate Opportunities.

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

	(b)	Following Termination of Employment Period.  Within the two
(2) year period immediately following the end of the Employment Period, regardless of the reason therefore, the Executive shall not engage in the following, but only to the extent that these activities compete in a similar Business to the Company, without the prior written consent of the Company, which consent may be withheld at the sole discretion of the Company: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business being conducted at the time of such termination within a 100-mile radius from Milwaukee, Wisconsin; (B) directly solicit, contact, interfere with, or divert any customer served by the Company for the Business, or any prospective customer identified by or on behalf of the Company, during the Executive's employment with the Company; or (C) directly solicit any employee then employed by the Company or previously employed by the Company within the one year period preceding termination of the Executive's employment with the Company to join the Executive, whether as a partner, agent, employee or otherwise, in any enterprise engaged in a business similar to the Business of the Company being conducted at the time of such termination.

	(c)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 16 are reasonable in scope and essential to the preservation of the Business of the Company and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in


<PAGE e10.2-7>


the event of the Executive's termination of employment with the Company, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect.

	(d)	Severability.  The covenants of the Executive contained in
Section 16 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or statutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

	(e)   	Corporate Opportunities.  Executive acknowledges that he has various fiduciary duties to the Company as an officer, director and founder of the Company including the duty not to violate the corporate opportunity doctrine. Such doctrine, in general, prohibits Executive from diverting to himself opportunities which by right belong to the Company. Executive acknowledges that he owes a duty to the Company to advance its legitimate interests when the opportunity to do so arises. Executive acknowledges that he is prohibited from (a) taking for himself personally opportunities that are discovered through the use of corporate property, information or position; (b) using corporate property, information, or position for personal gain; and (c)
competing with the Company, without the express consent of the Company.   In
the event Executive seeks a waiver of any opportunity which should first be offered to the Company or any of its subsidiaries pursuant to Wisconsin law, he shall first seek the approval of the Executive Committee or such other committee, or full Board, to which the Executive Committee refers such decision. Executive agrees to abstain from voting as a director on any such matter.

	17.	Arbitration.

	(a)	Subject to the terms of Section 19(h) below, upon presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved


<PAGE e10.2-8>


party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 17(b) shall be invoked, subject to the terms of Section 17(g) below.

	(b)	In the event that the Claims are not settled by the procedure set forth in Section 17(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules ("Rules") of the American Arbitration Association ("AAA") except as amplified or otherwise varied hereby.

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


<PAGE e10.2-9>


	(g)	Notwithstanding anything to the contrary contained herein, any matter which pursuant to the terms of this Agreement is to be resolved by the Board or the Executive Committee of the Board in its sole discretion shall be so resolved without arbitration.

	18.  Excise Tax Equalization Payment

	(a)	Excise Tax Equalization Payment. Notwithstanding anything
contained in this Agreement or any other agreement between Executive and the Company to the contrary, in the event that the Executive becomes entitled to severance benefits or any other payment or benefit under this Agreement, or under any other agreement with or plan or compensation arrangement with the Company, its subsidiaries or affiliates (in the aggregate, the "Total Payments"), if all or any part of the Total Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to the Executive in cash an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive after deduction of any Excise Tax upon the Total Payments and any federal, state, and local income or employment tax, penalties, interest, and Excise Tax upon the Gross-Up Payment provided for by this Section 18 (including FICA and FUTA), shall be equal to the Total Payments. Such payment shall be made by the Company to the Executive as soon as practical following the effective date of change in control but in no event beyond thirty (30) days from such date or the determination that Excise tax is required to be imposed.

	(b)	Tax Computation. For purposes of determining whether any of
the Total Payments will be subject to the Excise Tax and the amounts of such Excise Tax:

		(i)	The Change in Control or severance benefits and any
	other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the Executive's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement, or agreement with the Company and subsidiaries or affiliates, or with any Person whose actions result in a Change in Control of the Company or any Person affiliated with the Company or such Persons) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b )(1) shall be treated as subject to the Excise Tax, unless in the opinion of a nationally recognized tax counsel selected by the Company's independent auditors and reasonably acceptable to the Executive: (A) the Severance Benefits and such other payments or benefits (in whole or in part) do not constitute parachute payments; (B) such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code; or (iii) are otherwise not subject to the Excise Tax;


<PAGE e10.2-10>


		(ii)	The amount of the Total Payments which shall be treated
	as subject to the Excise Tax shall be equal to the lesser of: (A) the total amount of the Total Payments; or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above); and

		(iii)	The value of any noncash benefits or any deferred
	payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and
	(4) of the Code.

For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made, and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Effective Date of Change in Control or Termination.,

	(c)	Subsequent Recalculation. In the event the Internal Revenue
Service adjusts the computation of the Company under Section 18 herein so that the Executive did not receive the greatest net benefit, the Company shall reimburse the Executive for the full amount necessary to make the Executive whole, plus a market rate of interest, as determined by the national tax counsel referred to above.

	(d)	Costs of Calculations. The Company agrees to bear all costs
associated with this Section.

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

<PAGE e10.2-11>

	As addressed to the Company:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chief Executive Officer
	With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention: Mitchell D. Goldsmith, Esquire

	As addressed to the Executive:

	Mr. William C. Mortimore
	To his last address as appears on the
	records of the Company


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

	(e)	Governing Law.  This Agreement shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Wisconsin.

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


<PAGE e10.2-12>


Company's rights and obligations hereunder may be assigned or transferred by it, in whole or in part, to be binding upon and inure to the benefit of any subsidiary or successor of the Company, provided either the successor has a net worth greater than the Company at the time of assignment or the Company remains primarily liable with respect to the obligations so assigned.

	(h)	Costs of Enforcement, Litigation.  In the event of any suit or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in
Section 17 above or elsewhere herein any controversy or dispute with respect to the terms of Section 13, 14, 15 or 16 of this Agreement will survive termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.

	(i)	Mitigation.  The Executive shall not be obligated to seek other employment in mitigation of the amounts payable under this Agreement, and the obtaining of any such other employment shall in no event effect any reduction of the Company's obligations to make payments hereunder. Notwithstanding the foregoing, if Executive receives the payments described in Section 9 by terminating his employment following a change in control and Executive subsequently becomes re-employed by the Company or by the party or parties effecting the change in control, the amounts earned on re-employment (up to a period of one year's compensation) shall be repaid to the Company.

	IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.


			COMPANY:

			MERGE TECHNOLOGIES INCORPORATED

			By:	/s/  Richard A. Linden
				----------------------------
				Richard A. Linden
				President and Chief Executive Officer



			EXECUTIVE:

			By:  	/s/  William C. Mortimore
				----------------------------
				WILLIAM C. MORTIMORE

<PAGE e10.2-13>


--------------
EXHIBIT 10.3
--------------

                                EMPLOYMENT AGREEMENT
			       ----------------------

	THIS AGREEMENT ("Agreement") is made and entered into as of March 1, 2004, by and between SCOTT T. VEECH (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company"). The terms of this Agreement shall supercede the terms of the Job Offer Memo between the Executive and the Company dated July 15, 2002.

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

	1.	Employment and Duties.  On the terms and subject to the
conditions set forth in this Agreement, the Company agrees to employ the Executive as the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of the Company to perform such duties as are consistent with such position(s) as may be assigned, from time to time, by the Board of Directors (the "Board") or Chief Executive Officer of the Company and to render such additional services and discharge such other responsibilities as the Board or Chief Executive Officer may, from time to time, stipulate consistent with such senior management position.

	2.	Performance. The Executive accepts the employment described in
Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board or Chief Executive Officer may, from time to time, stipulate consistent with such senior management position.

	3.	Term. The term of Executive's employment with the Company
commenced on July 17, 2002 (the "Commencement Date") as was described in the initial Job Offer Memo dated July 15, 2002. The term of employment shall remain in effect until terminated by either Executive or the Company by giving


<PAGE e10.3-1>


thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the Employment Period is hereinafter sometimes referred to as a "Year." The parties agree that this Agreement may be terminated subject to the aforesaid notice requirement by either party without cause or good reason at any time, and if by mutual consent without the obligation to pay any severance. The Board of Directors or appropriate committee thereof will review the Employment Agreement at its sole discretion, but no less frequently than every three (3) years subsequent to the date of this Agreement.


	4.	Salary. For all the services to be rendered by the Executive hereunder, commencing March 1, 2004, the Company agrees to pay a salary at a rate of no less than Fourteen Thousand One Hundred Seventy Dollars ($14,167.00) per month, payable in the manner and frequency in which the Company's payroll is customarily handled, and subject to increase at the time annual reviews of the salaries of other senior executive officers are to be conducted ("Salary").


	5.	Bonus. The Executive shall be eligible for an annual
performance bonus of up to twenty-five percent (25%) of Salary, dependent on achievement of defined Company and individual performance targets. As an Executive Officer of the Company, adjustments to compensation package, including base pay, annual bonus and annual stock option awards, will be recommended by the Chief Executive Officer of the Company and subject to approval of the Board of Directors of the Company or appropriate committee thereof. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Chief Executive Officer, subject to approval of the Board of Directors or appropriate committee thereof, may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Chief Executive Officer and Compensation Committee of the Board.

	6.	Paid Time Off. The Executive shall be entitled to paid time off for vacation, illness, holiday and personal reasons in accordance with the Company's paid time off policy at the rate offered to the most senior employees of the Company with the longest tenure.

	7.	Disability Benefit. If at any time during the Employment Period the Executive is unable to perform fully the material and substantial duties hereunder by reason of illness, accident, or other disability (as confirmed by competent medical evidence by a physician selected by the Executive Committee), the Executive shall be entitled to receive periodic payments of Salary to which he would otherwise be entitled pursuant to Section 4 of this Agreement by reason of his employment for a period of ninety (90) days. Notwithstanding the foregoing provision (i) the amounts payable to the Executive pursuant to this
Section 7 shall be reduced by any amounts received by the Executive with respect to any such incapacity pursuant to any insurance policy, plan, or other employee benefit provided to the Executive by the Company; and (ii) in no event will the terms of this Agreement supersede any health or disability benefit to which Executive is entitled under applicable state or federal law.


<PAGE e10.3-2>


	8.	Stock Options.  Executive was awarded stock options for 25,000 shares of the Company's stock on March 2, 2004 at a price equal to the closing price of the Company's stock on such date. These stock options have a four year vesting schedule with 25% to be vested on each of the first, second, third and fourth anniversary dates of the date of grant. Executive was also granted stock options at various prior dates subject to the vesting schedules associated with such grants. Additional stock options may be awarded in the future on an annual or other basis pending recommendation and approval by the Chief Executive Officer and Board.

	9.	Change in Control. In the event of a "change in control" of the
Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or series of transactions effected by a third party or third parties acting in concert or a change of fifty percent (50%) or more of the members of the Board in a single transaction or series of transactions effected by any third party or third parties acting in concert, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 365 days preceding such nomination), all of the options will immediately vest and become exercisable.
In the event of a change in control as (described above) and if the Executive is: (i) involuntarily terminated within 365 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 365 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the Company's principal place of business is relocated more than 30 miles further from the Company's current headquarters location as of the date of this Agreement; then the Executive will be entitled to (A) twelve months then current Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of such termination of Executive's employment, plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets , to be paid in a single payment within thirty (30) days of the termination of Executive's employment, and (C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's effective date of termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the Executive in a corresponding manner.
The continuation of Supplemental Benefits shall be discontinued in the event Executive has available substantially similar welfare benefits at a comparable cost from a subsequent employer.

In addition, upon a "change of control" as defined above, the Company will deposit One Hundred Thousand Dollars ($100,000) into an interest-bearing escrow


<PAGE e10.3-3>


account (the "Escrow") to be held by a third party mutually acceptable to the Executive and the Company. The cost of such escrow shall be paid by the Company. The purpose of the escrow shall be to provide Executive a "stay bonus" to help assure a smooth transition if the acquiror in a change of control transaction requests that Executive continue his employment with the Company in an executive or managerial capacity suitable for Executive's background, although not necessarily the same position previously occupied by Executive. The compensation, bonus and benefits to be paid to Executive during such period following the change in control must be at least the same as paid or provided prior to closing except for minor changes in Supplemental Benefits. Executive's services pursuant to this paragraph shall be performed in Milwaukee, Wisconsin except for travel consistent with Executive's position prior to the change in control. The total amount in such Escrow, including interest thereon, will be paid to the Executive twelve months following the change in control if Executive has substantially performed the services requested to be performed by the acquiror following such change of control transaction. If the acquiror does not request Executive's service after the change in control, no amount shall be paid to Executive from the Escrow. If the acquiror requests less than a full year of service, a pro rata amount of the Escrow shall be paid to Executive based upon the number of months or partial months worked divided by twelve. At the end of the stay bonus performance period Executive shall have a period of thirty days following the termination of such services or 365 days following the change of control, whichever is later, to terminate his services with the Company and be entitled to receive the change of control payments in addition to the stay bonus described in this paragraph.

	10.	Other Benefits. Except as otherwise specifically provided
herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

	11.	Business Expenses.

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

	12.	Severance.  In the event that the Executive is terminated for any reason other than gross negligence, commission of a felony or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, (A) an amount equal to twelve (12) months of his then current Salary plus (B) an amount equal to the maximum amount of


<PAGE e10.3-4>


the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets, and (C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's Effective Date of Termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the
Executive in a corresponding manner.   The amount of the severance allowance
provided for in subsections (A) and (B) of this Section 12 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment. From time to time, the Executive's severance allowance shall be subject to review and upward adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section
9) twelve (12) months' then current salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section
12. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' then current salary pursuant to Section 9, then the Executive shall continue to be entitled to receive severance payments per this Section 12.

	13.	Surrender of Properties. Upon termination of the Executive's employment with the Company, regardless of the cause therefor, the Executive shall promptly surrender to the Company all property provided him by the Company for use in relation to his employment, and, in addition, the Executive shall surrender to the Company any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Company or its customers or prospective customers or the products, Business, and operations of the Company in his possession.

	14.	Inventions and Secrecy. Except as otherwise provided in this
Section 14, the Executive:

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


<PAGE e10.3-5>


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

	15.	Confidentiality of Information: Duty of Non-Disclosure.

	(a)	The Executive acknowledges and agrees that his employment by the Company under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Company. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of the Company, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Company, including, but not limited to, information pertaining to its customers, prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Company. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without


<PAGE e10.3-6>


the express prior written consent of the Company, and upon termination of this Agreement for any reason shall return to the Company, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business of the Company or obtained as a result of his employment by the Company. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Company. The covenants contained in this Section 15 shall survive the termination of this Agreement.

	(b)	The Executive agrees and acknowledges that the Company does not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Company shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Company at law or in equity.

	16.	Covenant Not to Compete.

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

	(b)	Following Termination of Employment Period.  Within the one
(1) year period immediately following the end of the Employment Period, regardless of the reason therefore, the Executive shall not engage in the following, but only to the extent that these activities compete in a similar Business to the Company, without the prior written consent of the Company, which consent may be withheld at the sole discretion of the Company: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business being conducted at the time of such termination within a 100-mile radius from Milwaukee, Wisconsin; (B) directly solicit, contact, interfere with, or divert any customer served by the Company for the Business, or any prospective customer identified by or on behalf of the Company, during the Executive's employment with the Company; or (C) directly solicit any employee then employed by the Company or previously employed by the Company within the one year period preceding termination of the Executive's employment with the Company to join the Executive, whether as a partner, agent, employee or otherwise, in any enterprise engaged in a business similar to the Business of the Company being conducted at the time of such termination.


<PAGE e10.3-7>


	(c)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 16 are reasonable in scope and essential to the preservation of the Business of the Company and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in the event of the Executive's termination of employment with the Company, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect.

	(d)	Severability.  The covenants of the Executive contained in
Section 16 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or tatutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

	17.	Arbitration.

	(a)	Subject to the terms of Section 19(h) below, upon presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 17(b) shall be invoked, subject to the terms of Section 17(g) below.

	(b)	In the event that the Claims are not settled by the procedure set forth in Section 17(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules ("Rules") of the American Arbitration Association ("AAA") except as amplified or otherwise varied hereby.


<PAGE e10.3-8>


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


<PAGE e10.3-9>


	18.	Excise Tax Equalization Payment

	(a)	Excise Tax Equalization Payment. Notwithstanding anything
contained in this Agreement or any other agreement between Executive and the Company to the contrary, in the event that the Executive becomes entitled to severance benefits or any other payment or benefit under this Agreement, or under any other agreement with or plan or compensation arrangement with the Company, its subsidiaries or affiliates (in the aggregate, the "Total Payments"), if all or any part of the Total Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to the Executive in cash an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive after deduction of any Excise Tax upon the Total Payments and any federal, state, and local income or employment tax, penalties, interest, and Excise Tax upon the Gross-Up Payment provided for by this Section 18 (including FICA and FUTA), shall be equal to the Total Payments. Such payment shall be made by the Company to the Executive as soon as practical following the effective date of change in control but in no event beyond thirty (30) days from such date or the determination that Excise tax is required to be imposed.

	(b)	Tax Computation.  For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amounts of such Excise Tax:

		(i)	The Change in Control or severance benefits and any
	other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the Executive's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement, or agreement with the Company and subsidiaries or affiliates, or with any Person whose actions result in a Change in Control of the Company or any Person affiliated with the Company or such Persons) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b )(1) shall be treated as subject to the Excise Tax, unless in the opinion of a nationally recognized tax counsel selected by the Company's independent auditors and reasonably acceptable to the Executive: (A) the Severance Benefits and such other payments or benefits (in whole or in part) do not constitute parachute payments; (B) such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of
	Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code; or (iii) are otherwise not subject to the Excise Tax;

		(ii)	The amount of the Total Payments which shall be
	treated as subject to the Excise Tax shall be equal to the lesser of:
	(A) the total amount of the Total Payments; or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above); and

		(iii)	The value of any noncash benefits or any deferred
	payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and
	(4) of the Code.


<PAGE e10.3-10>


For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made, and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Effective Date of Change in Control or Termination.

	(c)	Subsequent Recalculation. In the event the Internal Revenue
Service adjusts the computation of the Company under Section 18 herein so that the Executive did not receive the greatest net benefit, the Company shall reimburse the Executive for the full amount necessary to make the Executive whole, plus a market rate of interest, as determined by the national tax counsel referred to above.

	(d)	Costs of Calculations. The Company agrees to bear all costs
associated with this Section.

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

	As addressed to the Company:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chief Executive Officer

	With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention: Mitchell D. Goldsmith, Esquire

	As addressed to the Executive:

	Mr. Scott T. Veech
	To his last address as appears on the
	records of the Company


<PAGE e10.3-11>


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

	(e)	Governing Law.  This Agreement shall be governed by and
construed in accordance with the internal laws (and not the law of conflicts) of the State of Wisconsin.

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

	(h)	Costs of Enforcement, Litigation.  In the event of any suit or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in
Section 17 above or elsewhere herein any controversy or dispute with respect to the terms of Section 13, 14, 15 or 16 of this Agreement will survive termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.


<PAGE e10.3-12>


	(i)	Mitigation.  The Executive shall not be obligated to seek
other employment in mitigation of the amounts payable under this Agreement, and the obtaining of any such other employment shall in no event effect any reduction of the Company's obligations to make payments hereunder. Notwithstanding the foregoing, if Executive receives the payments described in
Section 9 by terminating his employment following a change in control and Executive subsequently becomes re-employed by the Company or by the party or parties effecting the change in control, the amounts earned on re-employment (up to a period of one year's compensation) shall be repaid to the Company.

	IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.



			COMPANY:

			MERGE TECHNOLOGIES INCORPORATED

			By:	/s/  Richard A. Linden
				----------------------------
				Richard A. Linden
				President and Chief Executive Officer



			EXECUTIVE:

			By:  	/s/  Scott T. Veech
				----------------------------
				SCOTT T. VEECH

<PAGE e10.3-13>

--------------
EXHIBIT 10.4
--------------
                               EMPLOYMENT AGREEMENT
		              ----------------------

	THIS AGREEMENT ("Agreement") is made and entered into as of March 1, 2004, by and between DAVID M. NOSHAY (the "Executive") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company").

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

	1.	Employment and Duties. On the terms and subject to the
conditions set forth in this Agreement, the Company agrees to employ the Executive as the Senior Vice President of the Company to perform such duties as are consistent with such position(s) as may be assigned, from time to time, by the Board of Directors (the "Board") or Chief Executive Officer of the Company and to render such additional services and discharge such other responsibilities as the Board or Chief Executive Officer may, from time to time, stipulate consistent with such senior management position.

	2.	Performance. The Executive accepts the employment described in
Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board or Chief Executive Officer may, from time to time, stipulate consistent with such senior management position.

	3.	Term. The term of Executive's employment with the Company under this Agreement commenced as of the date hereof (the "Commencement Date"). The term of employment shall remain in effect until terminated by either Executive or the Company by giving thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the Employment Period is hereinafter sometimes referred to as a "Year." The parties


<PAGE e10.4-1>


agree that this Agreement may be terminated subject to the aforesaid notice requirement by either party without cause or good reason at any time, and if by mutual consent without the obligation to pay any severance. The Board of Directors or appropriate committee thereof will review the Employment Agreement at its sole discretion, but no less frequently than every three (3) years subsequent to the date of this Agreement.

	4.	Salary. For all the services to be rendered by the Executive hereunder, commencing January 1, 2004, the Company agrees to pay a salary at a rate of no less than Eleven Thousand Six Hundred Sixty Seven Dollars ($11,667.00) per month, payable in the manner and frequency in which the Company's payroll is customarily handled, and subject to increase at the time annual reviews of the salaries of other senior executive officers are to be conducted ("Salary").

	5.	Bonus. The Executive shall be eligible for an annual performance bonus of up to twenty-five percent (25%) of Salary, dependent on achievement of defined Company and individual performance targets. As an Executive Officer of the Company, adjustments to compensation package, including base pay, annual bonus and annual stock option awards, will be recommended by the Chief Executive Officer of the Company and subject to approval of the Board of Directors of the Company or appropriate committee thereof. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Chief Executive Officer, subject to approval of the Board of Directors or appropriate committee thereof, may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Chief Executive Officer and Compensation Committee of the Board.

	6.	Paid Time Off. The Executive shall be entitled to paid time off for vacation, illness, holiday and personal reasons in accordance with the Company's paid time off policy at the rate offered to the most senior employees of the Company with the longest tenure.

	7.	Disability Benefit. If at any time during the Employment Period the Executive is unable to perform fully the material and substantial duties hereunder by reason of illness, accident, or other disability (as confirmed by competent medical evidence by a physician selected by the Executive Committee), the Executive shall be entitled to receive periodic payments of Salary to which he would otherwise be entitled pursuant to Section 4 of this Agreement by reason of his employment for a period of ninety (90) days. Notwithstanding the foregoing provision (i) the amounts payable to the Executive pursuant to this
Section 7 shall be reduced by any amounts received by the Executive with respect to any such incapacity pursuant to any insurance policy, plan, or other employee benefit provided to the Executive by the Company; and (ii) in no event will the terms of this Agreement supersede any health or disability benefit to which Executive is entitled under applicable state or federal law.


<PAGE e10.4-2>


	8.	Stock Options. Executive was awarded stock options for 25,000 shares of the Company's stock on November 14, 2003 at a price equal to the closing price of the Company's stock on such date. These stock options have a four year vesting schedule with 25% vested immediately and 25% to be vested on each of the first, second, and third anniversary dates of the date of grant. Executive was also granted stock options at various prior dates subject to the vesting schedules associated with such grants. Additional stock options may be awarded in the future on an annual or other basis pending recommendation and approval by the Chief Executive Officer and Board.

	9.	Change in Control. In the event of a "change in control"
of the Company ("change in control" of the Company shall mean a change in the ownership of fifty percent (50%) or more of the outstanding stock of the Company in a single transaction or series of transactions effected by a third party or third parties acting in concert or a change of fifty percent (50%) or more of the members of the Board in a single transaction or series of transactions effected by any third party or third parties acting in concert, other than pursuant to nomination of a new slate of directors where there has been no material change in beneficial ownership of the Company within 365 days preceding such nomination), all of the options will immediately vest and become exercisable. In the event of a change in control as (described above) and if the Executive is: (i) involuntarily terminated within 365 days following the change in control; or (ii) voluntarily terminates his employment with the Company within 365 days, following either: (a) any reduction in Executive's responsibilities or authority with respect to the Business; (b) a reduction in Executive's compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the Company's principal place of business is relocated more than 30 miles further from the Company's current headquarters location as of the date of this Agreement; then the Executive will be entitled to (A) twelve months then current Salary as a change in control allowance, to be paid in a single payment within thirty (30) days of such termination of Executive's employment, plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets , to be paid in a single payment within thirty (30) days of the termination of Executive's employment, and (C) a continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's effective date of termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the Executive in a corresponding manner.
The continuation of Supplemental Benefits shall be discontinued in the event Executive has available substantially similar welfare benefits at a comparable cost from a subsequent employer.

	In addition, upon a "change of control" as defined above, the Company will deposit One Hundred Thousand Dollars ($100,000) into an interest-bearing escrow account (the "Escrow") to be held by a third party mutually acceptable to the Executive and the Company. The cost of such escrow shall be paid by the Company. The purpose of the escrow shall be to provide Executive a "stay bonus" to help assure a smooth transition if the acquiror in a change of control


<PAGE e10.4-3>


transaction requests that Executive continue his employment with the Company in an executive or managerial capacity suitable for Executive's background, although not necessarily the same position previously occupied by Executive. The compensation, bonus and benefits to be paid to Executive during such period following the change in control must be at least the same as paid or provided prior to closing except for minor changes in Supplemental Benefits.
Executive's services pursuant to this paragraph shall be performed in Milwaukee, Wisconsin except for travel consistent with Executive's position prior to the change in control. The total amount in such Escrow, including interest thereon, will be paid to the Executive twelve months following the change in control if Executive has substantially performed the services requested to be performed by the acquiror following such change of control transaction. If the acquiror does not request Executive's service after the change in control, no amount shall be paid to Executive from the Escrow. If the acquiror requests less than a full year of service, a pro rata amount of the Escrow shall be paid to Executive based upon the number of months or partial months worked divided by twelve. At the end of the stay bonus performance period Executive shall have a period of thirty days following the termination of such services or 365 days following the change of control, whichever is later, to terminate his services with the Company and be entitled to receive the change of control payments in addition to the stay bonus described in this paragraph.

	10.	Other Benefits. Except as otherwise specifically provided
herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

	11.	Business Expenses.

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

	12.	Severance.  In the event that the Executive is terminated for any reason other than gross negligence, commission of a felony or material violation of any established Company policies, the Company shall pay the Executive, as a severance allowance, (A) an amount equal to six (6) months of his then current Salary plus (B) an amount equal to the maximum amount of the Executive's bonus set forth in Section 5 for the plan year in which the Executive's effective date of termination occurs without regard to the achievement of performance targets, and (C) a continuation of the welfare


<PAGE e10.4-4>


benefits of health care, life and accidental death and dismemberment, and disability insurance coverage (collectively, "Supplemental Benefits") for twelve (12) months after the effective date of termination. These benefits shall be provided at the same cost to the Executive (if any), and at the same coverage level, as in effect as of the Executive's Effective Date of Termination. However, in the event the premium cost and/or level of coverage shall change for all management employees with respect to Supplemental Benefits, the cost and/or coverage level, likewise, shall change for the
Executive in a corresponding manner.   The amount of the severance allowance
provided for in subsections (A) and (B) of this Section 12 shall be paid in a single lump sum within thirty (30) days of the termination of the Executive's employment. From time to time, the Executive's severance allowance shall be subject to review and upward adjustment at the time reviews and adjustments of the severance allowance for other senior executives of Company are to be conducted. Notwithstanding anything to the contrary contained herein, in the event the Executive elects to receive (pursuant to the operation of Section
9) twelve (12) months' then current salary following a change in control event and Executive's voluntary or involuntary termination, then Executive shall not be entitled to any payment of severance pursuant to this Section
12. In the event a change in control occurs and the Executive is not entitled to twelve (12) months' then current salary pursuant to Section 9, then the Executive shall continue to be entitled to receive severance payments per this Section 12.

	13.	Surrender of Properties. Upon termination of the Executive's employment with the Company, regardless of the cause therefor, the Executive shall promptly surrender to the Company all property provided him by the Company for use in relation to his employment, and, in addition, the Executive shall surrender to the Company any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Company or its customers or prospective customers or the products, Business, and operations of the Company in his possession.

	14.	Inventions and Secrecy. Except as otherwise provided in this
Section 14, the Executive:

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


<PAGE e10.4-5>


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

	15.	Confidentiality of Information: Duty of Non-Disclosure.

	(a)	The Executive acknowledges and agrees that his employment by the Company under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Company. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of the Company, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Company, including, but not limited to, information pertaining to its customers, prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Company. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without the express prior written consent of the Company, and upon termination of this Agreement for any reason shall return to the Company, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived


<PAGE e10.4-6>


therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business of the Company or obtained as a result of his employment by the Company. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Company. The covenants contained in this Section 15 shall survive the termination of this Agreement.

	(b)	The Executive agrees and acknowledges that the Company does not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Company shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Company at law or in equity.

	16.	Covenant Not to Compete.

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

	(b)	Following Termination of Employment Period.  Within the one
(1) year period immediately following the end of the Employment Period, regardless of the reason therefore, the Executive shall not engage in the following, but only to the extent that these activities compete in a similar Business to the Company, without the prior written consent of the Company, which consent may be withheld at the sole discretion of the Company: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business being conducted at the time of such termination within a 100-mile radius from Milwaukee, Wisconsin; (B) directly solicit, contact, interfere with, or divert any customer served by the Company for the Business, or any prospective customer identified by or on behalf of the Company, during the Executive's employment with the Company; or (C) directly solicit any employee then employed by the Company or previously employed by the Company within the one year period preceding termination of the Executive's employment with the Company to join the Executive, whether as a partner, agent, employee or otherwise, in any enterprise engaged in a business similar to the Business of the Company being conducted at the time of such termination.


<PAGE e10.4-7>


	(c)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 16 are reasonable in scope and essential to the preservation of the Business of the Company and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in the event of the Executive's termination of employment with the Company, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect.

	(d)	Severability.  The covenants of the Executive contained in
Section 16 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Company, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Company of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or statutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

	17.	Arbitration.

	(a)	Subject to the terms of Section 19(h) below, upon presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 17(b) shall be invoked, subject to the terms of Section 17(g) below.

	(b)	In the event that the Claims are not settled by the procedure set forth in Section 17(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules ("Rules") of the American Arbitration Association ("AAA") except as amplified or otherwise varied hereby.

	(c)	The parties shall submit the dispute to the Milwaukee,
Wisconsin regional office of the AAA and the situs of the arbitration shall be Milwaukee, Wisconsin.


<PAGE e10.4-8>


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

	18.	Excise Tax Equalization Payment

	(a)	Excise Tax Equalization Payment. Notwithstanding anything
contained in this Agreement or any other agreement between Executive and the Company to the contrary, in the event that the Executive becomes entitled to severance benefits or any other payment or benefit under this Agreement, or under any other agreement with or plan or compensation arrangement with the


<PAGE e10.4-9>


Company, its subsidiaries or affiliates (in the aggregate, the "Total Payments"), if all or any part of the Total Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Code (or any similar tax that may hereafter be imposed), the Company shall pay to the Executive in cash an additional amount (the "Gross-Up Payment") such that the net amount retained by the Executive after deduction of any Excise Tax upon the Total Payments and any federal, state, and local income or employment tax, penalties, interest, and Excise Tax upon the Gross-Up Payment provided for by this Section 18 (including FICA and FUTA), shall be equal to the Total Payments. Such payment shall be made by the Company to the Executive as soon as practical following the effective date of change in control but in no event beyond thirty (30) days from such date or the determination that Excise tax is required to be imposed.

	(b)	Tax Computation. For purposes of determining whether any of
the Total Payments will be subject to the Excise Tax and the amounts of such Excise Tax:

		(i)	The Change in Control or severance benefits and any
	other payments or benefits received or to be received by the Executive in connection with a Change in Control of the Company or the Executive's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement, or agreement with the Company and subsidiaries or affiliates, or with any Person whose actions result in a Change in Control of the Company or any Person affiliated with the Company or such Persons) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of
	Section 280G(b )(1) shall be treated as subject to the Excise Tax, unless in the opinion of a nationally recognized tax counsel selected by the Company's independent auditors and reasonably acceptable to the
	Executive: (A) the Severance Benefits and such other payments or benefits (in whole or in part) do not constitute parachute payments;
	(B) such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code; or
	(iii) are otherwise not subject to the Excise Tax;

		(ii)	The amount of the Total Payments which shall be
	treated as subject to the Excise Tax shall be equal to the lesser of:
	(A) the total amount of the Total Payments; or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above); and

		(iii)	The value of any noncash benefits or any deferred
	payment or benefit shall be determined by the Company's independent auditors in accordance with the principles of Sections 280G(d)(3) and
	(4) of the Code.

For purposes of determining the amount of the Gross-Up Payment, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is


<PAGE e10.4-10>


to be made, and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the Effective Date of Change in Control or Termination.,

	(c)	Subsequent Recalculation. In the event the Internal Revenue
Service adjusts the computation of the Company under Section 18 herein so that the Executive did not receive the greatest net benefit, the Company shall reimburse the Executive for the full amount necessary to make the Executive whole, plus a market rate of interest, as determined by the national tax counsel referred to above.

	(d)	Costs of Calculations. The Company agrees to bear all costs
associated with this Section.

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

	As addressed to the Company:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chief Executive Officer

	With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention: Mitchell D. Goldsmith, Esquire

	As addressed to the Executive:

	Mr. David M. Noshay
	To his last address as appears on the
	records of the Company

The notice shall be deemed to be received on the date of its actual receipt by the party entitled thereto.


<PAGE e10.4-11>


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

	(e)	Governing Law.  This Agreement shall be governed by and
construed in accordance with the internal laws (and not the law of conflicts) of the State of Wisconsin.

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

	(h)	Costs of Enforcement, Litigation.  In the event of any suit
or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in
Section 17 above or elsewhere herein any controversy or dispute with respect to the terms of Section 13, 14, 15 or 16 of this Agreement will survive termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.


<PAGE e10.4-12>


	(i)	Mitigation.  The Executive shall not be obligated to seek other employment in mitigation of the amounts payable under this Agreement, and the obtaining of any such other employment shall in no event effect any reduction of the Company's obligations to make payments hereunder. Notwithstanding the foregoing, if Executive receives the payments described in Section 9 by terminating his employment following a change in control and Executive subsequently becomes re-employed by the Company or by the party or parties effecting the change in control, the amounts earned on re-employment (up to a period of one year's compensation) shall be repaid to the Company.

	IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.


			COMPANY:

			MERGE TECHNOLOGIES INCORPORATED

			By:	/s/  Richard A. Linden
				----------------------------
				Richard A. Linden
				President and Chief Executive Officer



			EXECUTIVE:

			By:  	/s/  David M. Noshay
				----------------------------
				DAVID M. NOSHAY

<PAGE e10.4-13>

--------------
EXHIBIT 10.10
--------------

                          MERGE TECHNOLOGIES INCORPORATED
                         2000 EMPLOYEE STOCK PURCHASE PLAN

                               ARTICLE I -- PURPOSE

1.01 PURPOSE

The Merge Technologies Incorporated 2000 Employee Stock Purchase Plan (the "Plan") is intended to provide a method whereby employees of Merge Technologies Incorporated and its Subsidiary Corporations (hereinafter referred to, unless the context otherwise requires, as the "Company") will have an opportunity to acquire a proprietary interest in the Company through the purchase of shares of Company's common stock, par value $0.01 (the "Common Stock"). It is the intention of the Company to have the Plan qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). The provisions of the Plan shall be construed to extend and limit participation in a manner consistent with the requirements of that Section of the Code.

                             ARTICLE II -- DEFINITIONS

(a)  "Administrator" means the Company's chief financial officer.

(b) "Base Pay" shall mean regular straight-time earnings excluding payments for overtime, vacation, shift premium, bonuses and other special payments, commissions and other marketing incentive payments.

(c)  "Beneficiary" means beneficiary of a participant designated pursuant to
Section 12.01.

(d)  "Board" means the Board of the Directors of the Company.

(e) "Committee" shall mean the Compensation Committee of the Board or any other committee designated by the Board to administer the Plan.

(f) "Employee" means any person who is customarily employed on a full-time or part-time basis by the Company and is regularly scheduled to work more than 20 hours per week.

(g) "Fair Market Value" shall mean the value of one share of Common Stock on the relevant date determined as follows:

	(1) If the shares are traded on an exchange (including the NASDAQ National Market System), the reported 'closing price' on the relevant date (i.e. the Offering Commencement Date or the Offering Termination
	Date) assuming it is a trading 	day, otherwise on the preceding nearest
	trading date;


<PAGE e10.10-1>


	(2) If the shares are traded over-the-counter with no reported closing price, the mean between the lowest bid and the highest asked prices on said system on the relevant date assuming it is a trading day, otherwise on the preceding nearest trading date; and

	(3) if neither of the foregoing applies, the fair market value as determined by the Committee in good faith, such determination to be conclusive and binding on all persons.


(h)  "Subsidiary Corporation" shall mean any present or future corporation which

(i) would be a "subsidiary corporation" of the Company as that term is defined in Section 424 of the Code and (ii) is designated as a participant in the Plan by the Committee.

The masculine pronoun whenever used herein is deemed to include the feminine, and the singular shall be deemed to include the plural whenever the context requires.

                    ARTICLE III -- ELIGIBILITY AND PARTICIPATION

3.01 INITIAL ELIGIBILITY

All Employees of the Company or of any Subsidiary Corporation shall be eligible to participate in an offering under the Plan as of the first day of the calendar quarter next following their date of employment.

3.02 LEAVE OF ABSENCE

For purposes of participation in the Plan, a person on leave of absence shall be deemed to be an Employee for the first 90 days of such leave of absence and such Employee's employment shall be deemed to have terminated for purposes of this Plan at the close of business on the 90th day of such leave of absence unless such Employee shall have returned to regular full-time or part-time employment (as the case may be) prior to the close of business on such 90th day. Termination by the Company of any Employee's leave of absence shall terminate an Employee's employment for all purposes of the Plan and shall terminate such Employee's participation in the Plan and right to exercise any option.

3.03 RESTRICTIONS ON PARTICIPATION

Notwithstanding any provisions of the Plan to the contrary, no Employee shall be granted an option to participate in the Plan:

(a)  	if, immediately after the grant, such Employee would own stock, and/or
	hold outstanding options to purchase stock, possessing 5% or more of the total combined voting power or value of all classes of stock of the Company (for purposes of this paragraph, the rules of Section 424(d) of the Code shall apply in determining stock ownership of any employee); or


<PAGE e10.10-2>


(b)  	which permits his rights to purchase stock under all employee stock
	purchase plans of the Company to accrue at a rate which exceeds $25,000 in fair market value of the stock (determined at the time such option is granted) for each calendar year in which such option is outstanding.

3.04 COMMENCEMENT OF PARTICIPATION

An eligible Employee may become a participant by completing an authorization for a payroll deduction on the form provided by the Company and filing it with the Administrator on or before the date set therefore by the Committee, which date shall be prior to the Offering Commencement Date for the Offering (as such terms are defined below). Payroll deductions for a participant shall commence on the applicable Offering Commencement Date when his authorization for a payroll deduction becomes effective and shall end on the Offering Termination Date of the Offering to which such authorization is applicable unless sooner terminated by the participant as provided in Section 8.01.


3.05 STOCK

The stock offered hereunder shall be shares of Common Stock either (i) authorized but unissued, (ii) purchased in the open market by the Company or at its direction or (iii) issued and held in treasury. Subject to adjustment in accordance with the provisions of Section 12.03, the total number of shares of Common Stock that may be offered shall not exceed the Maximum Share Limit. If at any time participating Employees elect to purchase more than the Maximum Share Limit, then the number of shares of Common Stock which may be purchased by each participating Employee shall be reduced pro rata. In the event that an Employee's participation under the Plan for any reason ends or is terminated and the shares which are subject to purchase are not purchased, such unpurchased shares of Common Stock shall again be available for offering under the Plan.

                             ARTICLE IV -- OFFERINGS

4.01 OFFERING PERIODS.

Each Offering Period will be determined by the Committee. Unless otherwise determined by the Committee, the Plan will operate with successive quarterly Offering Periods commencing on the first day of each calendar quarter and ending on the last day of such calendar quarter. The Committee shall have the power to change the duration of future Offering Periods, without shareholder approval, and without regard to the expectations of any participants but in no event shall the duration of any Offering Period exceed 27 months from the date the option is granted.


<PAGE e10.10-3>


                          ARTICLE V -- PAYROLL DEDUCTIONS

5.01 AMOUNT OF DEDUCTION

At the time a participant files his authorization for payroll deduction, he shall elect to have deductions made from his pay on each day during the time he is a participant in an Offering at the rate, expressed as a whole percentage number, not to exceed 10% of his base pay in effect at the Offering Commencement Date of such Offering. In the case of a part-time hourly Employee, such Employee's base pay during an Offering shall be determined by multiplying such Employee's hourly rate of pay in effect on the Offering Commencement Date by the number of regularly scheduled hours of work for such Employee during such Offering. Notwithstanding the foregoing, the Committee shall have the right, pursuant to Section 11.02, to establish a minimum payroll deduction as a condition of participation in the Plan, or may delegate such authority to the Administrator. A minimum of $10.00 per pay period shall apply in the absence of a minimum established by the Committee.

5.02 PARTICIPANT'S ACCOUNT

All payroll deductions made for a participant shall be credited to his account under the Plan. A participant may not make any separate cash payment into such account except when on leave of absence and then only as provided in Section 5.04.

5.03 CHANGES IN PAYROLL DEDUCTIONS

A participant may discontinue his participation in the Plan as provided in
Section 8.01 but no other change can be made during an Offering and, specifically, a participant may not alter the amount of his payroll deductions for that Offering.

5.04 LEAVE OF ABSENCE

If a participant goes on a leave of absence, such participant shall have the right to elect: (a) to withdraw the balance in his account pursuant to Section 7.02, (b) to discontinue contributions to the Plan but remain a participant in the Plan, or (c) remain a participant in the Plan during such a leave of absence, authorizing deductions to be made from payments by the Company to the participant during such leave of absence and undertaking to make cash payments to the Plan at the end of each payroll period to the extent that amounts payable by the Company to such participant are insufficient to meet such participant's authorized Plan deductions.


<PAGE e10.10-4>


                          ARTICLE VI -- GRANTING OF OPTION


6.01 NUMBER OF OPTION SHARES

On the Offering Commencement Date, a participating Employee shall be deemed to have been granted an option to purchase a maximum number of shares of the stock of the Company equal to an amount determined as follows: (i) that percentage of the Employee's Base Pay which he has elected to have withheld (but not in any case in excess of 10%) multiplied by (ii) the Employee's Base Pay during the period of the offering (iii) divided by the Designated Percentage (as defined in Section 6.02) of Fair Market Value on the applicable Offering Commencement Date.

6.02 OPTION PRICE

The option price of stock purchased with payroll deductions made during the Offering Period for a participant therein shall be the lower of: (a) a percentage of the Fair Market Value (the "Designated Percentage") of Common Stock on the Offering Commencement Date on which an option is granted, or (b) the Designated Percentage of the Fair Market Value on the Offering Termination Date. The Committee may change the Designated Percentage with respect to any future Offering period, but not below eighty-five percent (85%), and the Committee may determine with respect to any prospective Offering period that the option price shall be the Designated Percentage of the Fair Market Value of the Common Stock on the effective purchase date. In the event the Committee does not select Designated Percentage, the Designated Percentage shall be 85% up to December 31, 2003 and shall be 100% commencing January 1, 2004.


                         ARTICLE VII -- EXERCISE OF OPTION

7.01 AUTOMATIC EXERCISE

Unless a participant gives written notice to the Company as hereinafter provided, his option for the purchase of Common Stock with payroll deductions made during any Offering will be deemed to have been exercised automatically on the last day of each calendar quarter in the Offering Period applicable to such offering, for the purchase of the number of full shares of Common Stock which the accumulated payroll deductions in his account at that time will purchase at the applicable option price (but not in excess of the number of shares for which options have been granted to the Employee pursuant to Section 6.01), and any excess in his account at that time shall be carried over into the next Offering, or if there is none, shall be returned to him.


<PAGE e10.10-5>


7.02 WITHDRAWAL OF ACCOUNT

By written notice to the Administrator, at any time prior to the Offering Termination Date applicable to any Offering, a participant may elect to withdraw all the accumulated payroll deductions in his account at such time.

7.03 FRACTIONAL SHARES

Fractional shares will not be issued under the Plan and any accumulated payroll deductions which would have been used to purchase fractional shares will be returned to any Employee promptly following the termination of an Offering, without interest.

7.04 TRANSFERABILITY OF OPTION

During a participant's lifetime, options held by such participant shall be exercisable only by that participant. Neither payroll deductions credited to a participant's account nor any rights with regard to the exercise of an option or to receive Common Stock under the Plan may be assigned, transferred, pledged, or otherwise disposed of in any way by the participant other than by will or the laws of descent and distribution. Any such attempted assignment, transfer, pledge or other disposition shall be without effect, except that the Company may treat such act as an election to withdraw funds in accordance with Section 7.02.

7.05 DELIVERY OF STOCK

As promptly as practicable after each exercise pursuant to Section 7.01, the Company will deliver to each participant, as appropriate, the stock purchased upon exercise of his option.

7.06 EXPENSES
 The Company will bear the expenses of administering the Plan. The Company will not bear fees related to an Employee holding or disposing of Common Stock.

7.07 WITHHOLDING

Any amounts to be paid or shares of Common Stock to be delivered by the Company under the Plan shall be reduced to the extent permitted or required under applicable law by sums required to be withheld by the Company or any Subsidiary Corporation.

                             ARTICLE VIII -- WITHDRAWAL

8.01 IN GENERAL

As indicated in Section 7.02, a participant may withdraw payroll deductions credited to his account under the Plan at any time by giving written notice to the Administrator. All of the participant's payroll deductions credited to his


<PAGE e10.10-6>


account will be paid to him promptly after receipt of his notice of withdrawal, and no further payroll deductions will be made from his pay during such Offering. The Company may, at its option, treat any attempt to borrow by an Employee on the security of his accumulated payroll deductions as an election, under Section 7.02, to withdraw such deductions.

8.02 EFFECT ON SUBSEQUENT PARTICIPATION

A participant's withdrawal from any Offering will not have any effect upon his eligibility to participate in any succeeding Offering or in any similar plan which may hereafter be adopted by the Company.

8.03 TERMINATION OF EMPLOYMENT

Upon termination of the participant's employment for any reason, including retirement (but excluding death while in the employ of the Company or continuation of a leave of absence for a period beyond 90 days), the payroll deductions credited to his account will be returned to him, or in the case of his death subsequent to the termination of his employment, to the person or persons entitled thereto under Section 12.01.

8.04 TERMINATION OF EMPLOYMENT DUE TO DEATH

Upon termination of the participant's employment because of his death, his Beneficiary (as defined in Section 12.01) shall have the right to elect, by written notice given to the Administrator prior to the earlier of the next exercise date as provided in Section 7.01 or the expiration of a period of sixty (60) days commencing with the date of the death of the participant, either:

(a)	to withdraw all of the payroll deductions credited to the participant's
	account under the Plan, or

(b)	to exercise the participant's option for the purchase of stock on the
	exercise date next following the date of the participant's death for the purchase of the number of full shares of stock which the accumulated payroll deductions in the participant's account at the date of the participant's death will purchase at the applicable option price, and any excess in such account will be returned to said beneficiary, without interest. In the event that no such written notice of election shall be duly received by the office of the Administrator, the beneficiary shall automatically be deemed to have elected, pursuant to paragraph
	(b), to exercise the participant's option.

8.05 LEAVE OF ABSENCE

A participant on leave of absence shall, subject to the election of such participant pursuant to Section 5.04, continue to be a participant in the Plan so long as such participant is on continuous leave of absence. A participant who has been on leave of absence for more than 90 days and who therefore is not an employee for the purpose of the Plan shall not be entitled to participate in any offering commencing after the 90th day of such leave of


<PAGE e10.10-7>


absence. Notwithstanding any other provisions of the Plan, unless a participant on leave of absence returns to regular full-time or part-time employment with the Company at the earlier of: (a) the termination of such leave of absence or
(b) three months from the 90th day of such leave of absence, such participant's participation in the Plan shall terminate on whichever of such dates first occurs.

                              ARTICLE IX -- INTEREST

9.01 PAYMENT OF INTEREST

No interest will be paid or allowed on any money paid into the Plan or credited to the account of any participant employee.


		               ARTICLE X -- STOCK

10.01 MAXIMUM SHARES

The maximum number of shares which shall be issued under the Plan, subject to the adjustment upon changes in capitalization of the Company as provided in
Section 12.03 shall be 750,000 shares of Common Stock. If the total number of shares for which options are exercised on any exercise date in accordance with
Section 7.01 exceeds the maximum number of shares for the applicable offering, the Company shall make a pro rata allocation of the shares available for delivery and distribution in nearly a uniform manner as shall be practicable and as it shall determine to be equitable, and the balance of payroll deductions credited to the account of each participant under the Plan shall be returned to him as promptly as possible.

10.02 PARTICIPANT'S INTEREST IN OPTION STOCK

The participant will have no interest in stock covered by his option until such option has been exercised.

10.03 REGISTRATION OF STOCK

Stock to be delivered to the participant under the Plan will be registered in the name of the participant, or if the participant so directs by written notice to the Administrator prior to the Offering Termination Date applicable thereto, in the names of the participant and one such other person as may be designated by the participant, as joint tenants with rights of survivorship or as tenants by the entireties, to the extent permitted by applicable law.

10.04 RESTRICTIONS ON EXERCISE

The Board of Directors may, in its discretion, require as conditions to the exercise of any option that the shares of Common Stock reserved for issuance


<PAGE e10.10-8>


upon the exercise of the option shall have been duly listed upon official notice of issuance, upon a stock exchange, and that either:

(a)	a Registration Statement under the Securities Act of 1933, as amended,
	with respect to said shares shall be effective, or

(b)	the participant shall have represented at the time of purchase, in form
	and substance satisfactory to the Company, that it is his intention to purchase the shares for investment and not for resale or distribution.

In addition, the Company reserves the right to require participants to disclose to the Administrator or other Company representatives all information concerning the sales of shares issued pursuant to the Plan for the purposes of ensuring the Company's and participants' compliance with tax, securities and other applicable laws.


	                   ARTICLE XI -- ADMINISTRATION

11.01 APPOINTMENT OF COMMITTEE

The Committee shall administer the Plan and shall consist of no fewer than two members of the Board of Directors. No member of the Committee shall be eligible to purchase stock under the Plan.

11.02 AUTHORITY OF COMMITTEE

Subject to the express provisions of the Plan, the Committee shall have plenary authority in its discretion to interpret and construe any and all provisions of the Plan, to adopt rules and regulations for administering the Plan, and to make all other determinations deemed necessary or advisable for administering the Plan. The Committee's determination on the foregoing matters shall be final and conclusive. The Committee may employ such agents, attorneys, accountants or any other persons and delegate to them such powers, rights, and duties as the Committee may consider necessary to properly carry out the administration of the Plan.

11.03 RULES GOVERNING THE ADMINISTRATION OF THE COMMITTEE

The Board of Directors may from time to time appoint members of the Committee in substitution for or in addition to members previously appointed and may fill vacancies, however caused, in the Committee. The Committee may select one of its members as its Chairman and shall hold its meetings at such times and places as it shall deem advisable and may hold telephonic meetings. A majority of its members shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members. The Committee may correct any defect or omission or reconcile any inconsistency in the Plan, in the manner and to the extent it shall deem desirable. Any decision or determination reduced to writing and signed by a majority of the members of the Committee shall be as fully effective as if it had been made by majority vote at a meeting duly called and held. The Committee may appoint a secretary and shall make such rules and regulations for the conduct of its business as it shall deem advisable.


<PAGE e10.10-9>

                          ARTICLE XII -- MISCELLANEOUS

12.01 DESIGNATION OF BENEFICIARY

A participant may file a written designation of a Beneficiary who is to receive any stock and/or cash. Such designation of beneficiary may be changed by the participant at any time by written notice to the Administrator. Upon the death of a participant and upon receipt by the Company of proof of identity and existence at the participant's death of a Beneficiary validly designated by him under the Plan, the Company shall deliver such stock and/or cash to such Beneficiary. In the event of the death of a participant and in the absence of a Beneficiary validly designated under the Plan who is living at the time of such participant's death, the Company shall deliver such stock and/or cash to the executor or administrator of the estate of the participant, or if no such executor or administrator has been appointed (to the knowledge of the Company), the Company, in its discretion, may deliver such stock and/or cash to the spouse or to any one or more dependents of the participant as the Company may designate. No beneficiary shall, prior to the death of the participant by whom he has been designated, acquire any interest in the stock or cash credited to the participant under the Plan.

12.02 USE OF FUNDS

All payroll deductions received or held by the Company under this Plan may be used by the Company for any corporate purpose and the Company shall not be obligated to segregate such payroll deductions.

12.03 ADJUSTMENT UPON CHANGES IN CAPITALIZATION

(a)	If, while any options are outstanding, the outstanding shares of Common
	Stock of the Company have increased, decreased, changed into, or been exchanged for a different number or kind of shares or securities of the Company through reorganization, merger, recapitalization, reclassification, stock split, reverse stock split or similar transaction, appropriate and proportionate adjustments may be made by the Committee in the number and/or kind of shares which are subject to purchase under outstanding options and on the option exercise price or prices applicable to such outstanding options. In addition, in any such event, the number and/or kind of shares which may be offered in the Offerings described in Article IV hereof shall also be proportionately adjusted. No adjustments shall be made for stock dividends. For the purposes of this Paragraph, any distribution of shares to shareholders in an amount aggregating 20% or more of the outstanding shares shall be deemed a stock split and any distributions of shares aggregating less than 20% of the outstanding shares shall be deemed a stock dividend.

(b)	Upon the dissolution or liquidation of the Company, or upon a
	reorganization, merger or consolidation of the Company with one or more corporations as a result of which the Company is not the surviving corporation, or upon a sale of substantially all of the property or stock of the Company to another corporation, the holder of each option


<PAGE e10.10-10>


	then outstanding under the Plan will thereafter be entitled to receive at the next exercise date pursuant to Section 7.01 upon the exercise of such option for each share as to which such option shall be exercised, as nearly as reasonably may be determined, the cash, securities and/or property which a holder of one share of the Common stock was entitled to receive upon and at the time of such transaction. The Board of Directors shall take such steps in connection with such transactions as the Board shall deem necessary to assure that the provisions of this Section 12.03 shall thereafter be applicable, as nearly as reasonably may be determined, in relation to the said cash, securities and/or property as to which such holder of such option might thereafter be entitled to receive.


12.4 AMENDMENT AND TERMINATION

The Board of Directors shall have complete power and authority to terminate or amend the Plan; provided, however, that the Board of Directors shall not, without the approval of the stockholders of the Corporation (i) increase the maximum number of shares which may be issued under any Offering (except pursuant to Section 12.04); (ii) amend the requirements as to the class of employees eligible to purchase stock under the Plan or permit the members of the Committee to purchase stock under the Plan. No termination, modification, or amendment of the Plan may, without the consent of an Employee then having an option under the Plan to purchase stock, adversely affect the rights of such Employee under such option.

12.05 EFFECTIVE DATE

The Plan shall become effective as of July 1, 2000, subject to approval by th holders of the majority of the Common Stock present and represented at a special or annual meeting of the shareholders held on or before July 1, 2000. If the Plan is not so approved, the Plan shall not become effective.

12.06 NO EMPLOYMENT RIGHTS

The Plan does not, directly or indirectly, create any right for the benefit of any employee or class of employees to purchase any shares under the Plan, or create in any employee or class of employees any right with respect to continuation of employment by the Company, and it shall not be deemed to interfere in any way with the Company's right to terminate, or otherwise modify, an employee's employment at any time.

12.07 EFFECT OF PLAN

The provisions of the Plan shall, in accordance with its terms, be binding upon, and inure to the benefit of, all successors of each employee participating in the Plan, including, without limitation, such employee's estate and the executors, administrators or trustees thereof, heirs and legatees, and any receiver, trustee in bankruptcy or representative of creditors of such employee.


<PAGE e10.10-11>


12.08 GOVERNING LAW

The internal laws of the State of Wisconsin will govern all matters relating to this Plan except to the extent it is superseded by the laws of the United States. The Plan and all offerings under the Plan are intended to comply in all aspects with Section 423 of the Code (or its successors section) and Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended from time to time. Should any of the terms of the Plan or offerings be found not to be in conformity with the terms of Section 423 or Rule 16b-3, such terms shall be invalid and shall be omitted from the Plan or the offering but the remaining terms of the Plan shall not be affected. However, to the extent permitted by law, any provisions which could be deemed invalid and omitted shall first be construed in compliance with all applicable laws (including Rule 16b-3) so as to foster the intent of this Plan.

12.09 LITIGATION BY EMPLOYEES OR OTHER PERSONS

To the extent permitted by law, if: (i) a legal action arises against the Company, a Subsidiary or any Employee or director thereof, or the Committee or any member thereof, by or on behalf of any participant, in which the participant is not the prevailing party, or (ii) a legal action arises because of conflicting claims to shares of Common Stock due an Employee or Beneficiary, the costs and expenses, including reasonable attorneys' fees and expenses, incurred by the Company, a Subsidiary or Employee or director thereof, or the Committee or any member thereof, in connection with the action will be charged to the extent possible to the shares of Common Stock or sums, if any, that were involved in the action or were payable to, or on account of, the Employee or Beneficiary concerned.

12.10 INDEMNIFICATION

The Company shall indemnify and hold harmless any person who is or was a director, officer, or Employee of the Company or a Subsidiary and each member of the Committee, to the extent legally permissible, from and against any and all loss, damage, liability or expense, including reasonable attorneys' fees and expenses, to which such person may be subjected by reason of any act or omission the person made in good faith with respect to the administration of the Plan, including all expenses the person reasonably incurred in his defense if the Company fails to provide such defense.



Effective Date:  July 1, 2000
Amended: November 13, 2003

<PAGE e10.10-12>

--------------
EXHIBIT 10.11
--------------

                                 CREDIT AGREEMENT


	THIS CREDIT AGREEMENT, dated as of November 21, 2003, is between LINCOLN STATE BANK (the "Bank") and MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation (the "Company").

	The Company and the Bank agree as follows:

	1.	Definitions; Rules of Interpretation.

		1.1	Definitions.  As used in this Agreement, the following
terms have the following meanings:

		"Affiliate" means, as to any Person, any other Person, directly or indirectly controlling, controlled by or under common control with such Person. A Person shall be deemed to control another Person if the controlling Person (a) owns 10% or more of any class of voting Equity Interests of the controlled Person or (b) possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the controlled Person, whether by ownership of Equity Interests, by contract or otherwise.

		"Borrowing Date" means each date on which a Loan is made by the Bank to the Company.

		"Business Day" means a day (other than Saturday or Sunday) on which banks are open for business in Milwaukee, Wisconsin.

		"Capital Expenditures" means, as to any Person and for any period, all expenditures (whether paid in cash or other consideration) during such period, without duplication, that are or should be included in additions to property, plant and equipment or similar items reflected in such Person's consolidated statement of cash flows for such period; provided that Capital Expenditures shall not include, for purposes hereof, expenditures of proceeds of insurance settlements, condemnation awards and other settlements in respect of lost, destroyed, damaged or condemned assets to the extent such expenditures are made to replace or repair such assets or otherwise to acquire assets useful in the business of the Person.

		"Capitalized Lease" means, as to any Person, any lease, the obligations under which have been, or are required to be, recorded as a capital


<PAGE e10.11-1>


lease liability on the consolidated balance sheet of that Person and its Consolidated Subsidiaries.

		"Capitalized Lease Obligations" means, as to any Person, at any date, the obligations of such Person or any of its Consolidated Subsidiaries under Capitalized Leases.

		"Closing Date" means the date hereof.

		"Code" means the Internal Revenue Code of 1986, as amended.

		"Consolidated Subsidiaries" means, as to any Person, Subsidiaries whose financial statements are consolidated with those of such Person.

		"Contingent Obligation" means, as to any Person, any direct or indirect liability of that Person, whether or not contingent, with or without recourse, (a) with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (each, a "Guaranty Obligation"); (b) with respect to any letter of credit, banker's acceptance, bank guaranty, surety bond and other similar instruments issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments; (c) to purchase any materials, supplies or other property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other property is ever made or tendered, or such services are ever performed or tendered, or (d) in respect of any Swap Contract; provided, however, that,
(i) the guaranty of real estate leases of the Company's Subsidiaries and (ii) any product, software or service warranty offered by the Company or its Subsidiaries, shall not constitute a Contingent Obligation.

		The amount of any Contingent Obligation shall (x) in the case of Guaranty Obligations, be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof, (y) in the case of Swap Contracts, equal the Termination Value in the case of Swap Contracts under which a "termination event" or "event of default" has occurred and, in all other cases, shall equal $0 and (z) in the case of other Contingent Obligations, be deemed equal to the maximum reasonably anticipated liability of the Person in respect thereof.


<PAGE e10.11-2>


		"Current Ratio" means, as to any Person, the relationship, expressed as a numerical ratio, between:

			(a)	the amount of all current assets on the
consolidated balance sheet of such Person and its Consolidated Subsidiaries,

and
			(b)	the amount of all current liabilities on such
balance sheet, including all Indebtedness payable on demand or maturing (whether by reason of specified maturity, fixed prepayments, sinking funds or accruals of any kind, or otherwise) within 12 months or less from the date of the relevant statement and customers' advances and progress billings on contracts but excluding, in the case of the Company, the unpaid principal balance of the Note, deferred revenue and billings in excess of revenue/contracts in process.

		"Default" means any act, event, condition or omission which, with the giving of notice or lapse of time, would constitute an Event of Default if uncured or unremedied.

		"EBITDA" means, as to any Person and for any period as to which such amount is being determined, the sum of (a) Net Income (which shall exclude, without duplication, (i) extraordinary losses and losses upon the disposition of investments and fixed assets, (ii) any goodwill impairment expense or intangible asset impairment expense, (iii) foreign currency losses associated with U.S. dollar denominated assets held outside the United States, and (iv) other one-time, non-recurring expenses or losses outside the ordinary course of business approved in writing by the Bank), (b) interest expense, (c) payment or provision for all applicable income taxes and (d) depreciation and amortization expense, all as determined without duplication for the Person and its Consolidated Subsidiaries.

		"Environmental Laws" means all federal, state and local laws including statutes, regulations, ordinances, codes, rules and other governmental restrictions and requirements relating to the discharge of air pollutants, water pollutants or process waste water or otherwise relating to the environment or hazardous substances including the Federal Solid Waste Disposal Act, the Federal Clean Air Act, the Federal Clean Water Act, the Federal Resource Conservation and Recovery Act of 1976, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations of the Environmental Protection Agency, regulations of the Nuclear Regulatory


<PAGE e10.11-3>


Commission and regulations of any state department of natural resources or state environmental protection agency now or at any time hereafter in effect.

		"Equity Interest" means, as to any Person, any capital stock, limited liability company membership interest, partnership interest or other interest representing equity in, or ownership of, such Person.

		"ERISA" means, at any date, the Employee Retirement Income Security Act of 1974, as amended, and the regulations thereunder.

		"ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Company within the meaning of Section 414(b) or (c) of the Code (and Sections 414(m) and (o) of the Code for purposes of provisions relating to Section 412 of the Code).

		"ERISA Event" means (a) a Reportable Event with respect to a Pension Plan; (b) a withdrawal by the Company or any ERISA Affiliate from a Pension Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA) or a cessation of operations which is treated as such a withdrawal under Section 4062(e) of ERISA; (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan or notification that a Multiemployer Plan is in reorganization; (d) the filing of a notice of intent to terminate, the treatment of a Plan amendment as a termination under Section 4041 or 4041A of ERISA, or the commencement of proceedings by the PBGC to terminate a Pension Plan or Multiemployer Plan; (e) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Pension Plan or Multiemployer Plan; or (f) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Company or any ERISA Affiliate.

		"Event of Default" means the occurrence of any of the events described in section 7.1.

		"Financial Covenant Compliance Certificate" means a certificate of the Company in substantially the form of Exhibit B.

		"GAAP" means generally accepted accounting principles in effect in the United States from time to time.


<PAGE e10.11-4>


		"Governmental Authority" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any court or similar judicial authority thereof, any entity exercising executive, legislative, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through Equity Interests or otherwise, by any of the foregoing.

		"Hazardous Materials" means any gasoline or petroleum (including crude oil or any fraction thereof) or petroleum products or any hazardous or toxic substances, materials or wastes, defined or regulated as such in or under any Environmental Law, including asbestos, polychlorinated biphenyls and urea-formaldehyde insulation.

		"Indebtedness" means, as to any Person, (a) all indebtedness for borrowed money, (b) Capitalized Lease Obligations, (c) notes payable and drafts accepted representing extensions of credit, (d) any obligation owed for all or any part of the deferred purchase price of property or services (excluding trade payables incurred in the ordinary course of business) and
(e) all indebtedness secured by any Lien on any property of the Person even though such Person has not assumed or become liable for the payment of such Indebtedness, provided that for purposes of this clause (e) the amount of such Indebtedness shall be limited to the greater of (i) the amount of such Indebtedness as to which there is recourse to such Person and (ii) the fair market value of the property which is subject to the Lien.

		"Interest Coverage Ratio" means, as to any Person, the relationship, expressed as a numerical ratio, between:

			(a)	EBITDA;

and

			(b)	interest expense;

all as determined, without duplication, for such Person and its Consolidated Subsidiaries for the four quarter period preceding the date of determination.

		"IRS" means the Internal Revenue Service, and any Governmental Authority succeeding to any of its principal functions under the Code.


<PAGE e10.11-5>


		"Lien" means any security interest, mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or otherwise) or charge of any kind including any agreement to give any of the foregoing, any conditional sale or other title retention agreement or any financing or similar statement or notice filed under the Uniform Commercial Code as adopted and in effect in the relevant jurisdiction (or other similar recording or notice statute, and any lease in the nature thereof), except a filing for precautionary purposes made with respect to a true lease or other true bailment.

		"Loan" means an extension of credit made by the Bank to the Company pursuant to section 2.1 of this Agreement.

		"Loan Documents" means this Agreement, the Note, all Permitted Swap Agreements and all other documents, instruments, agreements and certificates related to or executed in connection with this Agreement and the transactions contemplated hereby.

		"Margin Stock" means "margin stock" as such term is defined in Regulation T, U or X of the Federal Reserve Board.

		"Material Adverse Effect" means (a) a material adverse change in, or a material adverse effect upon, the operations, business, properties, condition (financial or otherwise) or prospects of the Company and its Subsidiaries taken as a whole, provided, however, that any liability, claim or adverse change in an amount less than five percent (5%) of the Tangible Net Worth of the Company and its Consolidated Subsidiaries, shall not be considered to have a Material Adverse Effect, or (b) a material adverse effect upon the legality, validity, binding effect or enforceability against the Company of any Loan Document.

		"Maturity Date" means December 31, 2006, such earlier date on which the Note becomes due and payable pursuant to section 7.2 of this Agreement or the date this Agreement is terminated by the Company.

		"Multiemployer Plan" means a "multiemployer plan", within the meaning of Section 4001(a)(3) of ERISA, to which the Company or any ERISA Affiliate makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

		"Net Income" means, as to any Person and for any period as to which such amount is being determined, the excess of:


<PAGE e10.11-6>


			(a)	all revenues and income derived from operations
in the ordinary course of business (excluding extraordinary gains and profits upon the disposition of investments and fixed assets),

over

			(b)	all expenses and other proper charges against
income (including payment or provision for all applicable income and other taxes, but excluding (i) extraordinary losses and losses upon the disposition of investments and fixed assets, (ii) any goodwill impairment expense or intangible asset impairment expense, (iii) foreign currency losses associated with U.S. dollar denominated assets held outside the United States, (iv) in process research and development charges arising in connection with an acquisition of another Person's business by the Company or one of its Consolidated Subsidiaries, and (v) other one-time, non-recurring expenses or losses outside the ordinary course of business approved in writing by the Bank), all as determined for such Person and its Consolidated Subsidiaries.

		"Note" means the promissory note of the Company in the form of Exhibit A.

		"Obligations" means all obligations, contingent or otherwise, whether now existing or hereafter arising, of the Company from time to time owed to the Bank or an Affiliate of the Bank under the Loan Documents, whether for principal, interest, fees, expenses, indemnification or otherwise.

		"PBGC" means the Pension Benefit Guaranty Corporation, or any Governmental Authority succeeding to any of its principal functions under ERISA.

		"Pension Plan" means a pension plan (as defined in Section 3(2) of ERISA) subject to Title IV of ERISA which the Company sponsors, maintains, or to which it makes, is making, or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding five (5) plan years.

		"Permitted Liens" means (a) Liens listed on Schedule 1 attached hereto, provided that the Indebtedness secured thereby shall not be renewed, extended or increased; (b) Liens for taxes, assessments or governmental charges not delinquent or being contested in good faith by the Company or any Subsidiary for which adequate reserves are established and maintained; (c) other statutory Lien claims not delinquent including


<PAGE e10.11-7>


construction, mechanic's and warehousemen Liens; (d) purchase money Liens on any property acquired after the date hereof to be used by the Company or a Subsidiary in the normal course of its business, and created or incurred simultaneously with the acquisition of such property, if such Lien is limited to the property so acquired, the Indebtedness secured by Lien does not exceed 100% of the purchase price of such property and the aggregate Indebtedness secured by all such Liens for the Company and all Subsidiaries does not exceed $2,000,000 at any time outstanding during the Company's 2003 or 2004 fiscal years, $2,500,000 during the Company's 2005 fiscal year or $3,000,000 during the Company's 2006 fiscal year; (e) Liens or deposits in connection with worker's compensation or other insurance or to secure the performance of bids, trade contracts (other than for borrowed money), leases (including landlords' liens), public or statutory obligations, surety or appeal bonds or other obligations of like nature incurred in the ordinary course of business; (f) Liens in favor of the Bank or any Affiliate of the Bank; (g) judgment liens not exceeding $500,000 in the aggregate at any time outstanding; and (h) easements, restrictions, minor title irregularities and similar matters which have no material adverse effect as a practical matter upon the ownership or use of its property by the Company or any Subsidiary.

		"Permitted Swap Agreement" means a Swap Contract between the Company and the Bank, an Affiliate of the Bank or other counterparty approved by the Bank.

		"Person" means any natural person, corporation, limited liability company, joint venture, limited liability partnership, partnership, association, trust or other entity or any Governmental Authority.

		"Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company sponsors or maintains or to which the Company makes, is making, or is obligated to make contributions and includes any Pension Plan.

		"Prime Rate" means a rate per annum equal to the prime rate of interest announced from time to time by the Bank or its parent (which is not necessarily the lowest rate charged to any customer), changing when and as said prime rate changes.

		"Reportable Event" means any of the events set forth in Section 4043(c) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC.


<PAGE e10.11-8>


		"Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation of a Governmental Authority applicable to or binding upon the Person or any of its property or any ruling, order, judgment or determination of an arbitrator or a Governmental Authority to which the Person or any of its property is subject.

		"Restricted Payments" means dividends by the Company or any Subsidiary based upon the common stock of the Company or any Subsidiary (except dividends payable to the Company and dividends payable solely in Equity Interests of the Company) and purchases, redemptions and other acquisitions, direct or indirect, by the Company or any Subsidiary, of Equity Interests of the Company.

		"Solvent" means, with respect to any Person, that as of the date of determination both:

			(a)	(i) the then fair saleable value of the property
of such Person is not less than the amount that will be required to pay the probable Total Liabilities on such Person's then existing debts as they become absolute and matured considering all financing alternatives and potential asset sales reasonably available to such Person; and (ii) such Person does not intend to incur, or believe (nor should it reasonably believe) that it will incur, debts beyond its ability to pay such debts as they become due; and

			(b)	such Person is "solvent" within the meaning
given that term and similar terms under applicable laws relating to fraudulent transfers and conveyances.

		"Subordinated Debt" means, as to any Person, Indebtedness of such Person, the payment of which is fully subordinated, in a manner satisfactory to the Bank, to the prior payment of all Indebtedness of such Person owed to the Bank or any Affiliate of the Bank.

		"Subsidiary" of a Person means any other Person, as of a particular date, which it directly, or indirectly through one or more of its Subsidiaries, owns at least 50% of the outstanding Equity Interests of such other Person.


<PAGE e10.11-9>


		"Swap Contract" means any agreement, whether or not in writing, relating to any transaction that is a rate swap, basis swap, forward rate transaction, commodity swap, commodity option, equity or equity index swap or option, bond, note or bill option, interest rate option, forward foreign exchange transaction, cap, collar or floor transaction, currency swap, cross-currency rate swap, currency option or any other, similar transaction (including any option to enter into any of the foregoing) or any combination of the foregoing, and, unless the context otherwise clearly requires, any master agreement relating to or governing any or all of the foregoing.

		"Tangible Net Worth" means, as to any Person, the total of all assets that would appear on the consolidated balance sheet of such Person and its Consolidated Subsidiaries, less the sum of the following:

			(a)	the book amount of all such assets which would
be treated as intangibles, including all such items as goodwill, trademarks, trademark rights, trade names, trade-name rights, brands, copyrights, patents, patent rights, licenses, deferred charges and unamortized debt discount and expense, but excluding purchase and development software and intangibles associated with customer contracts;

			(b)	the amount, if any, at which any Equity
Interests of the Person or any of its Subsidiaries appear on the asset side of such consolidated balance sheet; and

			(c)	the Total Liabilities of the Person.

		"Termination Value" means, in respect of any Swap Contract, after taking into account the effect of any legally enforceable netting agreement relating to such Swap Contract, (a) for any date on or after the date such Swap Contract has been closed out and termination value determined in accordance therewith, such termination value, and (b) for any date prior to the date referenced in clause (a) the amount determined as the mark-to-market value for such Swap Contract, as determined by the Bank based upon one or more mid-market or other readily available quotations provided by any recognized dealer in Swap Contracts (which may include the Bank).

		"Total Liabilities" means, as to any Person, all items that would be classified as liabilities on the consolidated balance sheet of such Person and its Consolidated Subsidiaries, excluding deferred revenue and billings in excess of revenue/contracts in process.


<PAGE e10.11-10>


		"Unfunded Pension Liability" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used for funding the Pension Plan pursuant to Section 412 of the Code for the applicable plan year.

		1.2	Rules of Interpretation.  Except as otherwise
explicitly specified to the contrary or unless the context clearly requires otherwise: (a) all references to a particular statute or regulation include all rules and regulations promulgated thereunder and any successor statute, regulation or rules, in each case as from time to time in effect; (b) accounting terms shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP consistently applied; (c) references to agreements (including this Agreement) and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document; (d) in the computation of periods of time from a specified date to a later specified date, the word "from" means "from and including", the words "to" and "until" each mean "to but excluding" and the word "through" means "to and including"; (e) the word "including" shall be construed as "including without limitation"; (f) references to a fiscal year or fiscal quarter mean the fiscal year or fiscal quarter of the Company; and (g) references to the word "Subsidiary" shall mean a Subsidiary of the Company.

	2.	The Credit Facility; Interest Rate; Fees.

		2.1	The Loans.  The Bank agrees to lend to the Company,
subject to the terms and conditions hereof, during the period from the date of this Agreement to the Maturity Date up to the maximum amount at any time outstanding equal to $15,000,000. Within such maximum amount Loans may be made, repaid and made again. All Loans shall be evidenced by the Note and shall be payable on the Maturity Date. Although the Note shall be expressed to be payable in the maximum amount specified above, the Company shall be obligated to pay only the amount actually disbursed to or for the account of the Company, together with interest on the unpaid balance of the sums so disbursed, which remain outstanding from time to time as shown on the records of the Bank.


<PAGE e10.11-11>


		2.2	Borrowing Procedures for Loans.  The Company shall
request Loans by written notice, or by telephonic notice confirmed in writing, to the Bank, not later than 11 a.m., Milwaukee time, on the requested Borrowing Date (which must be a Business Day). Each such request by the Company must specify the amount of the requested Loan. Each Loan shall be in a minimum amount of $100,000 and in integral multiples of $25,000 above such minimum.
In the event of any inconsistency between the telephonic notice and the written confirmation thereof, the telephonic notice shall control. Each request for a Loan shall be irrevocable and shall constitute a certification by the Company that the borrowing conditions specified in section 4.2 will be satisfied on the specified Borrowing Date. Upon fulfillment of the applicable borrowing conditions set forth in section 4, the Bank shall deposit the Loan proceeds in the Company's account maintained with the Bank or as the Company may otherwise direct in writing.

		2.3	Fees.

			(a)	Unused Commitment Fee.  As consideration for
the commitment of the Bank to make Loans, the Company agrees to pay to the Bank, annually in arrears, on January 15th of each year, commencing January 15, 2004 and on the Maturity Date, a commitment fee equal to 0.10% (10 basis points) per year on the daily average unused amount of the Bank's commitment to make Loans hereunder during the preceding calendar year or other applicable period; provided that for purposes of computing the commitment fee due on January 15, 2004, the applicable period shall be the Closing Date through December 31, 2003. Commitment fees shall be calculated for the actual number of days elapsed on the basis of a 360-day year.

			(b)	Financial Covenant Violation Fee.  Upon any
failure of the Company to comply with the provisions of sections 6.10, 6.11, 6.12, 6.13 or 6.14, the Company shall, upon demand therefor by the Bank, pay to the Bank a fee equal to 0.10% (10 basis points) of the then applicable total commitment amount of the Bank hereunder, provided that such financial covenant violation fee shall not be imposed more than twice in any calendar year with respect to all covenants or more than once in any calendar year with respect to any individual covenant. The Company acknowledges and agrees that payment of the foregoing fee shall not constitute a waiver by the Bank of the Company's compliance with the terms and provisions of this Agreement nor shall payment of the fee constitute a waiver of any other rights and remedies the Bank may have against the Company as a result of the Company's failure to comply with the terms and provisions of this Agreement.


<PAGE e10.11-12>


		2.4	Reduction or Termination of Commitment.  The Company
may, on any Business Day on or after January 1, 2004, and upon five (5) days' prior written notice to the Bank, permanently reduce or terminate the amount of the Bank's commitment to make Loans; provided that no such reduction shall reduce the amount of the Bank's commitment to an amount less than the unpaid principal balance of the Note on the date of such reduction; and provided further that in the event of a termination, the Company shall pay to the Bank, on or before the effective date of the termination, the unpaid principal balance of the Note, all interest accrued thereon and all commitment and other fees and expenses payable by the Company accrued or incurred through the termination date. Each partial reduction in the Bank's commitment shall be in a minimum amount of $500,000 and in integral multiples of $100,000 above such minimum.

		2.5	Interest Rate.

			(a)	The unpaid principal balance of each Loan
outstanding from time to time shall bear interest for the period commencing on the Borrowing Date of such Loan until such Loan is paid in full. Each Loan shall bear interest at the Prime Rate minus three-quarters-of-one-percentage -point (0.75% or 75 basis points) and such rate shall change on each date on which the Prime Rate changes. Accrued interest on Loans shall be due on the first Business Day of each month, commencing December 1, 2003, and on the Maturity Date.

			(b)	Notwithstanding the provisions of section 2.5(a)
above, upon the occurrence and during the continuance of an Event of Default, the unpaid principal balance of each Loan shall, upon notice from the Bank to the Company, bear interest at an annual rate equal to the rate otherwise in effect under section 2.5(a) plus three percentage points, payable upon demand. On and after the Maturity Date, the unpaid principal balance of the Note and all accrued interest thereon shall bear interest at an annual rate equal to the Prime Rate plus three percentage points (the "Default Rate") and shall be payable upon demand.

			(c)	Interest shall be calculated for the actual
number of days elapsed on the basis of a 360-day year.

		2.6	Payments.  All payments of principal and interest on
the Note and of all fees due hereunder shall be made at the office of the Bank in immediately available funds not later than 2:00 P.M., Milwaukee time, on the date due; funds received after that time shall be deemed to have been received on the next Business Day. Whenever any payment hereunder or under the Note is stated to be due on a day which is not a Business Day, such


<PAGE e10.11-13>


payment shall be made on the next succeeding Business Day and such extension of time shall be included in computing any interest or fee then due. The Bank agrees, pursuant to an automatic payment authorization from the Company to charge any account of the Company at the Bank for any payment due under the Note (including prepayments), or any fee or other amount payable hereunder, on or after the date due.

		2.7	Prepayments.  The Company may prepay Loans without
premium or penalty. The Company will give the Bank notice of any optional prepayment of the Note not later than 2:00 P.M., Milwaukee time, on the prepayment date, specifying the prepayment date and the amount to be prepaid. Each optional prepayment of the Note shall be in a minimum amount of $100,000 (or if less, the unpaid principal balance of the Note). The amount of such prepayment shall become due and payable on the specified prepayment date. All optional prepayments shall be applied first to any fees the Company owes the Bank and then to the Obligations in such order and manner as the Company specifies.

		2.8	Yield Protection.  If, after the date hereof, any new
law or any new governmental rule, regulation, policy, guideline, court decision or directive (whether or not having the force of law), or any interpretation thereof, or the compliance of the Bank therewith,

			(a)	subjects the Bank to any tax, duty, charge or
withholding on or from payments due from the Company (excluding taxation of the net income of the Bank and any such tax, duty, charge or withholding in effect as of the date of this Agreement), or changes the basis of taxation of payments to the Bank in respect of its Loans or other amounts due it hereunder (excluding taxation of the net income of the Bank);

			(b)	imposes or increases or deems applicable any
reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank with respect to the Loans; or

			(c) 	affects the treatment of any Loan or commitment
of the Bank hereunder as an asset or other item included for the purpose of calculating the appropriate amount of capital to be maintained by the Bank or any corporation controlling the Bank; or

			(d)	imposes any other condition the result of which
is to increase the cost to the Bank of making, funding or maintaining the Loans


<PAGE e10.11-14>


or reduces any amount received by the Bank in connection with the Loans or requires the Bank to make any payment calculated by reference to the amount of Loans held or interest received by it, by an amount deemed material by the Bank; then, within ten days after written demand by the Bank (accompanied by an explanation of such increased expense or reduction in amount received), the Company shall pay the Bank that portion of such increased expense incurred or reduction in an amount received which the Bank determines is attributable thereto. Such written notice shall, in the absence of manifest or arithmetic error, be conclusive and binding on the Company.

		2.9	Use of Proceeds.  The Company will use the proceeds of
the Loans hereunder solely (a) to refinance the Company's existing obligations to the Bank and (b) for general corporate and other lawful purposes. The Company will not use, directly or indirectly, any part of the proceeds of any Loan for the purpose of purchasing or carrying, or to extend credit to others for the purpose of purchasing or carrying, any Margin Stock.

	3.	Representations and Warranties.  In order to induce the Bank to make the Loans, the Company represents and warrants to the Bank:

		3.1	Organization; Subsidiaries; Corporate Power.  The Company
is a corporation validly existing under the laws of the State of Wisconsin and
(a) no filing has been made with the Wisconsin Department of Financial Institutions of a decree of dissolution with respect to the Company, (b) neither the shareholders nor the Board of Directors of the Company have taken any action authorizing the liquidation or dissolution of the Company, (c) the Company has filed with the Wisconsin Department of Financial Institutions the required annual report for its most recently completed report year and (d) the Company is not the subject of a proceeding under Wisconsin Statutes section
180.1421 or 181.561 to cause its dissolution and no determination has been made that grounds exist for such action. The Company is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of its business or the ownership of its properties requires such qualification and in which the failure to so qualify would have a Material Adverse Effect. The Company and each Subsidiary has the corporate power to own its properties and carry on its business as currently being conducted.

		3.2	Authorization and Binding Effect.  The execution and
delivery by the Company of the Loan Documents to which it is a party, and the


<PAGE e10.11-15>


performance by the Company of its obligations thereunder: (a) are within its corporate power, (b) have been duly authorized by proper corporate action on the part of the Company, (c) are not in violation of any Requirement of Law, the Articles of Incorporation or By-Laws of the Company or the terms of any agreement, restriction or undertaking to which the Company is a party or by which it is bound, and (d) do not require the approval or consent of the shareholders of the Company, any Governmental Authority or any other Person, other than those obtained and in full force and effect. The Loan Documents to which the Company is a party, when executed and delivered, will constitute the valid and binding obligations of the Company enforceable in accordance with their terms, except as limited by bankruptcy, insolvency or similar laws of general application affecting the enforcement of creditors' rights and except to the extent that general principles of equity might affect the specific enforcement of such Loan Documents.

		3.3	Financial Statements.  The Company has made available
(which for purposes of this Agreement shall mean that the Company has filed with the Securities and Exchange Commission as an EDGAR filing) to the Bank the audited consolidated balance sheet of the Company as of December 31, 2002, and related statements of income, retained earnings and cash flows of the Company and its Consolidated Subsidiaries for the year ended on that date, audited by KPMG and the consolidated balance sheet of the Company dated September 30, 2003 and related statements of income for the period ended on such date, prepared by the Company. Such financial statements were prepared in accordance with GAAP consistently applied throughout the periods involved, are correct and complete and fairly present the consolidated financial condition of the Company and such Subsidiaries as of such dates and the results of their operations and cash flows for the periods ended on such dates, subject, in the case of the interim statements, to normal year-end adjustments. There has been no material adverse change in the condition or prospects of the Company and its Consolidated Subsidiaries, financial or otherwise, and no event, act or failure to act which would reasonably be expected to result in a Material Adverse Effect has occurred, since the date of the most recent financial statement furnished to the Bank.

		3.4	Litigation.  Except for the matters described on
Schedule 3.4, there is no litigation or administrative proceeding pending or, to the knowledge of the Company, threatened against or affecting the Company or any Subsidiary or the properties of the Company or any Subsidiary which (a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby or (b) if determined adversely would reasonably be expected to have a Material Adverse Effect.


<PAGE e10.11-16>


		3.5	Restricted Payments.  The Company has not, since the
date of its most recent financial statements furnished to the Bank, made any Restricted Payments, except those permitted under section 6.1 hereof.

		3.6	Indebtedness; No Default.  Neither the Company nor any
Subsidiary has any outstanding Indebtedness or Contingent Obligations, except those permitted under sections 6.2 and 6.3. There exists no default nor has any act or omission occurred which, with the giving of notice or the passage of time, would constitute a default under the provisions of (a) any instrument evidencing such Indebtedness, Contingent Obligation or Operating Lease Obligation or any agreement relating thereto or (b) any other agreement or instrument to which the Company or any Subsidiary is a party and which would reasonably be expected to have a Material Adverse Effect.

		3.7	Ownership of Properties; Liens and Encumbrances.  The
Company and each Subsidiary has good and marketable title to all property, real and personal, reflected on the most recent financial statement of the Company furnished to the Bank, and all property purported to have been acquired since the date of such financial statement, except property sold or otherwise disposed of in compliance with section 6.8 subsequent to such date. All such property is free of any Lien, except Permitted Liens and except for certain tax Liens which in the aggregate do not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole. Except where the failure to comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole, all owned and leased buildings and equipment of the Company and each Subsidiary are in good condition, repair and working order, ordinary wear and tear excepted, and, to the Company's knowledge, conform to all Requirements of Law.

		3.8	Tax Returns Filed.  To the best of the Company's
knowledge, the Company and each Subsidiary has filed when due all federal and state income and other tax returns which are required to be filed except where the failure to so comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole. The Company has paid or made provision for all taxes shown on said returns and on all assessments received by it to the extent that such taxes have become due except any such taxes which are being contested in good faith by appropriate proceedings and for which adequate reserves have been established except where the failure to comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole. The Company has no knowledge of any material liabilities which may be asserted against it or any Subsidiary upon audit of its federal or state tax returns.


<PAGE e10.11-17>


		3.9	Margin Stock.  Neither the Company nor any Subsidiary
is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying Margin Stock.

		3.10	Regulated Entities.  The Company is not an "investment
company" or a company controlled by an "investment company" within the meaning of the Investment Company Act of 1940, as amended. The Company is not subject to any Requirement of Law limiting its ability to incur Indebtedness.


<PAGE e10.11-18>


		3.11	ERISA Compliance.

			(a)	Each Plan is in compliance in all material
respects with the applicable provisions of ERISA, the Code and other Requirements of Law. Each Plan which is intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the IRS and to the Company's knowledge, nothing has occurred which would cause a loss of such qualification. The Company and each ERISA Affiliate has made all required contributions to any Plan subject to Section 412 of the Code, and no application for a funding waiver or an extension of any amortization period pursuant to Section 412 of the Code has been made with respect to any Plan.

			(b)	There are no pending or, to the Company's
knowledge, threatened claims, actions or lawsuits, or action by any Governmental Authority, with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect. There has been no prohibited transaction or other violation of the fiduciary responsibility rules with respect to any Plan which has resulted or could reasonably be expected to result in a Material Adverse Effect.

			(c)	(i) No ERISA Event has occurred or is reasonably
expected to occur; (ii) no Pension Plan has any Unfunded Pension Liability;
(iii) neither the Company nor any ERISA Affiliate has incurred, or reasonably expects to incur, any liability under Title IV of ERISA with respect to any Pension Plan (other than premiums due and not delinquent under Section 4007 of ERISA); (iv) neither the Company nor any ERISA Affiliate has incurred, or reasonably expect to incur, any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan; and (v) neither the Company nor any ERISA Affiliate has engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

		3.12	No Burdensome Restrictions.  Neither the Company nor
any Subsidiary is a party to or is bound by any agreement, instrument, undertaking, any Requirement of Law, or subject to any other restriction (a) which could reasonably be expected to have a Material Adverse Effect or may in the future have a Material Adverse Effect, or (b) under or pursuant to which the Company or any Subsidiary is or will be required to place (or under which any other person may place) a Lien upon any of its properties securing Indebtedness either upon demand or upon the happening of a condition, with or without such demand, other than Permitted Liens.


<PAGE e10.11-19>


		3.13	Trademarks, Etc.  The Company and each Subsidiary
possess adequate trademarks, trade names, copyrights, patents, permits, service marks and licenses, or rights thereto, for the present and planned future conduct of their respective businesses substantially as now conducted, without any known conflict with the rights of others which could reasonably be expected to have a Material Adverse Effect.

		3.14	Environmental Matters.  Except for the matters described
on Schedule 3.14 and except to the extent that all of the following, in the aggregate, would not reasonably be expected to have a Material Adverse Effect:

			(a)	The facilities and properties owned, and to the
Company's knowledge, the facilities and properties leased or operated by the Company or any Subsidiary (the "Properties") do not contain any Hazardous Materials in amounts or concentrations which (i) constitute a violation of, or
(ii) could give rise to liability under, any Environmental Law.

			(b)	With respect to the period during which the
Company or any Subsidiary owned or occupied the Properties, and to the Company's knowledge after reasonable investigation, with respect to the time before the Company or any Subsidiary owned or occupied the Properties, there has been no unremediated release or threat of release of Hazardous Materials at or from the Properties, or arising from or related to the operations of the Company or any Subsidiary (the "Business"), in violation of or in amounts or in a manner that could give rise to liability under Environmental Laws.

			(c)	The Properties and all operations at the
Properties are in compliance in all material respects with all applicable Environmental Laws, and there is no violation of any Environmental Law with respect to the Properties or the Business. The Company and each Subsidiary has all permits, licenses and approvals required under Environmental Laws.

			(d)	With respect to the period during which the
Company or any Subsidiary owned or occupied the Properties, and to the Company's knowledge after reasonable investigation, with respect to the time before the Company or any Subsidiary owned or occupied the Properties, (i) Hazardous Materials have not been transported or disposed of from the Properties in violation of, or in a manner or to a location which could give rise to liability under any Environmental Law, and (ii) Hazardous Materials have not been generated, treated, stored or disposed of at, on or under any of the Properties in violation of, or in a manner that could give rise to liability under, any applicable Environmental Law.


<PAGE e10.11-20>

			(e)	Neither the Company nor any Subsidiary has
received any notice of violation, alleged violation, noncompliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws with regard to any of the Properties or the Business, nor does the Company have knowledge or reason to believe that any such notice will be received or is being threatened.

			(f)	No judicial proceeding or governmental or
administrative action is pending or, to the knowledge of the Company, threatened, under any Environmental Law to which the Company or any Subsidiary is or will be named as a party with respect to the Properties or the Business, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other administrative or judicial requirements outstanding under any Environmental Law with respect to the Properties or the Business.

		3.15	Solvency.	The Company is and, upon the incurrence
of any Obligations by the Company on any date on which this representation is made, will be, Solvent.

		3.16	Accuracy of Information.  All information furnished by
the Company to the Bank is true, correct and complete in all material respects as of the date furnished and does not contain any untrue statement of a material fact or omit to state a material fact necessary to make such information not misleading.

	4.	Conditions for Borrowing.  The Bank's obligation to make any
Loan is subject to the satisfaction, on or before the following Borrowing Dates, of the following conditions:

		4.1	On or Before the Closing Date.  The Bank shall have
received the following, all in form, detail and content satisfactory to the
Bank:

			(a)	Note.  The Note, duly executed by the Company.

			(b)	Company Charter Documents.

				(i)	a copy of the Articles of Incorporation
of the Company, certified by the Company's Secretary;


<PAGE e10.11-21>


				(ii)	a certificate of status with respect to
the Company, issued as of a recent date by theWisconsin Department of Financial Institutions; and

				(iii)	copies, certified by the Secretary of the
Company to be true and correct and in full force and effect on the Closing Date, of [A] the By-Laws of the Company; [B] resolutions of the Board of Directors of the Company authorizing the issuance, execution and delivery of the Loan Documents to which the Company is a party; and [C] a statement containing the names and titles of the officer or officers of the Company authorized to sign such Loan Documents, together with true signatures of such Persons.

			(c)	Personal Property Searches.  The Bank shall
have made searches of the appropriate public offices and satisfied itself that no Lien is of record affecting the Company or its properties except for Permitted Liens.

			(d)	No Default Certificate.  A certificate signed
by a senior officer of the Company to the effect that the representations and warranties contained in section 3 hereof and in the other Loan Documents are true and correct on and as of the Closing Date and no Default or Event of Default exists on the Closing Date.

			(e)	Loan Commitment Fee.  A loan commitment fee of
$15,000 which fee shall be deducted from the Company's depository account at the Bank.

			(f)	Proceedings Satisfactory.  Such other documents
as the Bank may reasonably request; and all proceedings taken in connection with the transactions contemplated by this Agreement, and all instruments, authorizations and other documents applicable thereto, shall be satisfactory to the Bank.

		4.2	On or Before Each Subsequent Borrowing Date:

			(a)	Borrowing Procedure.  The Company shall have
complied with the borrowing procedure specified in section 2.2.

			(b)	Representations and Warranties True and
Correct. The representations and warranties contained in section 3 hereof and in the other Loan Documents shall be true and correct on and as of the relevant Borrowing Date except (i) that the representations and warranties contained in section 3.3 shall apply to the most recent financial statements delivered pursuant to section 5.1 and (ii) for changes permitted by this Agreement.


<PAGE e10.11-22>


			(c)	No Default.  There shall exist on that Borrowing
Date no Default or Event of Default.

			(d)	Financial Covenant Breach.  If an unwaived
violation of section 6.10, 6.11, 6.12, 6.13 or 6.14 exists, the Company shall have received the Bank's consent for an advance of loan proceeds hereunder, provided that the Bank shall be deemed to have consented if the Bank actually funds the Company's requested advance.

			(e)	Proceedings and Documentation.  The Bank shall
have received such instruments and other documents as it may reasonably request in connection with the making of such Loan, and all such instruments and documents shall be in form and content satisfactory to the Bank.

	5.	Affirmative Covenants.  The Company covenants that it will,
until the Bank's commitment to extend credit hereunder and all Permitted Swap Agreements have terminated or expired and the Note, and all fees and expenses payable hereunder, have been paid in full:

		5.1	Financial Reporting.

			(a)	Annual Financial Statements.  Make available to
the Bank within 105 days after the end of each fiscal year a balance sheet of the Company as of the close of such fiscal year and related statements of income, retained earnings and cash flows for such year, setting forth in each case in comparative form corresponding figures from the preceding annual audit, all in reasonable detail and satisfactory in scope to the Bank, prepared by a firm of independent certified public accountants selected by the Company and satisfactory to the Bank (KPMG, the Company's accountants, are agreed to be satisfactory to the Bank). Such annual statements shall be accompanied by the unqualified opinion of such accountants to the effect that such audited financial statements were prepared in accordance with GAAP and fairly present the financial condition and results from operations of the Company as of such date and for such fiscal year. All such financial statements, and the financial statements described in section 5.2, shall be furnished in consolidated form for the Company and all Consolidated Subsidiaries which it may at the time have.


<PAGE e10.11-23>

			(b)	Interim Financial Statements.  Make available
to the Bank within 45 days after the end of each fiscal quarter of each fiscal year a balance sheet of the Company as of the end of each such period and related statements of income, retained earnings and cash flows for the period from the beginning of the fiscal year through the end of such fiscal quarter, prepared in the manner set forth in section 5.1(a) hereof for the annual statements, certified, subject to audit and normal year-end adjustments, by an authorized financial officer of the Company.

			(c)	Financial Covenant Compliance Certificate.  If
any amount is outstanding at the end of any fiscal quarter, furnish to the Bank within 50 days after the end of such fiscal quarter a Financial Covenant Compliance Certificate, duly executed by an authorized financial officer of the Company.

			(d)	Filings.  Make available to the Bank one copy of
each financial statement, report, notice, or proxy statement sent by the Company to the holders of Equity Interests of the Company generally and of each regular or periodic report, registration statement or prospectus filed by the Company with any securities exchange or the Securities and Exchange Commission or any successor agency, and of any order issued by any Governmental Authority in any proceeding to which the Company is a party

			(e)	Other Financial Information.  Promptly furnish
to the Bank such other financial information as the Bank may from time to time reasonably request.

		5.2	Books and Records; Inspections.  Keep and cause each
Subsidiary to keep proper, complete and accurate books of record and account and, at the Bank's sole expense, permit any representative of the Bank to visit and inspect any of the properties and examine and copy any of the books and records of the Company or any Subsidiary at any reasonable time and as often as may reasonably be desired.

		5.3	Insurance.  Maintain and cause each Subsidiary to
maintain insurance coverage as may be required by law but in any event not less than insurance coverage, in the forms, amounts and with companies, which would be carried by prudent management in connection with similar properties and businesses. Without limiting the foregoing, the Company will and will cause each Subsidiary to (a) keep all its physical property insured against fire and extended coverage risks in amounts at least equal to, and with


<PAGE e10.11-24>


deductibles no greater than, those generally maintained by businesses engaged in similar activities in similar geographic areas; (b) maintain all such worker's compensation and similar insurance as may be required by law; and
(c) maintain, in amounts and with deductibles at least equal to those generally maintained by businesses engaged in similar activities in similar geographic areas, general public liability insurance against claims for bodily injury, death or property damage occurring on, in or about the properties of the Company or such Subsidiary, business interruption insurance and product liability insurance. In addition, the Company shall maintain professional liability errors and omissions insurance on all appropriate personnel of the Company in an amount not less than $1,000,000.

		5.4	Condition of Property.  Keep and cause each Subsidiary
to keep its properties (whether owned or leased) in good condition, repair and working order, except where the failure to so comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole.

		5.5	Payment of Taxes.  Pay and discharge, and cause each
Subsidiary to pay and discharge, all lawful taxes, assessments and governmental charges upon it or against its properties prior to the date on which penalties are attached thereto, unless and to the extent only that the same shall be contested in good faith and by appropriate proceedings by the Company or the appropriate Subsidiary and appropriate reserves with respect thereto are established and maintained.

		5.6	Compliance with Law.  Do and, except as permitted under
section 6.5, cause each Subsidiary to do all things necessary to (a) maintain its corporate existence in its state of incorporation and obtain and maintain its qualification to transact business as a foreign corporation in any other state where the ownership of property or the conduct of business make qualification necessary and where the failure to so qualify would have a Material Adverse Effect, (b) preserve and keep in full force and effect its rights and franchises necessary to continue its business, except where the failure to comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole and (c) comply with all Requirements of Law, writs, judgments, injunctions, decrees and awards to which it may be subject including all applicable Environmental Laws, except those being contested in good faith and involving no possibility of criminal liability and except where the failure to comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole.


<PAGE e10.11-25>


		5.7	Compliance with ERISA.  Except where the failure to
comply would not have a Material Adverse Effect on the Company and its Subsidiaries taken as a whole, the Company shall, and shall cause each of its ERISA Affiliates to: (a) maintain each Plan in compliance in all material respects with the applicable provisions of ERISA, the Code and other federal or state law; (b) cause each Plan which is qualified under Section 401(a) of the Code to maintain such qualification; and (c) make all required contributions to any Plan subject to Section 412 of the Code.


		5.8	Compliance with Other Loan Documents.  Timely comply
with all of its obligations under the other Loan Documents subject to applicable grace and cure periods.

		5.9	Notices.  Promptly, and in any event within 3 Business
Days after the Company has become aware of the applicable event, notify the Bank in writing of:

			(a)	any Default or Event of Default;

			(b)	any notice given, or any action taken with
respect to a claimed default, by any holder of any other Indebtedness issued or assumed by the Company or any Subsidiary, or the lessor under any lease as to which the Company or any Subsidiary is the lessee or under any agreement under which any such Indebtedness was issued or secured;

			(c)	any correspondence, notice, pleading, citation,
indictment, complaint, order, decree or other document received by the Company from any Person asserting or alleging a circumstance or condition which requires or may require a financial contribution by the Company or a cleanup, removal, remedial action or other response by or on the part of the Company or any Subsidiary under Environmental Laws or which seeks damages or civil, criminal or punitive penalties from the Company or any Subsidiary for an alleged violation of Environmental Laws and which, in any such circumstance, could reasonably be expected to have a Material Adverse Effect;

			(d)	the commencement or non-frivolous threat of,
or any material development in, any action, suit, arbitration or other proceeding affecting the Company or any Subsidiary which, if adversely determined, could reasonably be expected to have a Material Adverse Effect;


<PAGE e10.11-26>


			(e)	a Reportable Event has occurred with respect
to any Plan; and

			(f)	any condition or event which would make any
warranty contained in section 3 inaccurate.

			Each notice under this section shall be accompanied by a written statement by an officer of the Company setting forth details of the occurrence referred to therein, stating what action the Company or any affected Subsidiary proposes to take with respect thereto and at what time and accompanied by all documents and correspondences from and to third parties relating to the occurrence referred to therein.

		5.10	Future Collateral.  In the event the Company's Net
Income for any fiscal year of the Company is less than $0 or upon the occurrence of an Event of Default under section 7.1(c)(iii), the Company shall, promptly after request therefor from the Bank, execute and deliver to the Bank all security agreements, mortgages, assignments, pledge agreements and any other agreements, documents and instruments required by the Bank, all in form and substance satisfactory to the Bank, to grant to the Bank a lien in substantially all of the real and personal property of the Company and any lease related thereto, together with any appraisals, title insurance policies, surveys and other due diligence materials reasonably requested by the Bank. The Company specifically acknowledges and agrees that the failure to provide the foregoing agreements and documents in a timely manner shall constitute an Event of Default hereunder.

		5.11	Depository Relationship.  Maintain all of the Company's
primary deposit accounts, except for accounts maintained under section 401 of the Code, investment accounts held by third parties, escrow accounts or accounts maintained by branch offices which are located outside Milwaukee County, Wisconsin, with the Bank, its business partners or its designees.

	6.	Negative Covenants.  The Company covenants that, without the prior written consent of the Bank, it will not, and will not permit any Subsidiary to, until the Bank's commitment to extend credit hereunder and all Permitted Swap Agreements have terminated or expired and the Note, and all fees and expenses payable hereunder, have been paid in full:

		6.1	Restricted Payments.  While any amount is outstanding
under the Note, make any Restricted Payments, except that so long as no Default or Event of Default then exists or would be created by the payment thereof and


<PAGE e10.11-27>


the Company is in compliance with the financial covenants contained herein before and after giving effect to such payment, the Company may make Restricted Payments comprised of (a) dividends on the Company's Equity Interests and (b) purchases, redemptions or other acquisitions of the Company's Equity Interests in an aggreate amount not to exceed $10,000,000 during the term of this Agreement.

		6.2	Indebtedness.  Create, incur, assume or permit to
exist any Indebtedness except (a) Indebtedness owed to the Bank or to an Affiliate of the Bank; (b) Indebtedness secured by Permitted Liens; (c) Subordinated Debt; and (d) Indebtedness permitted under section 6.6.

		6.3	Contingent Obligations.  Create, incur, assume or
suffer to exist any Contingent Obligations except (a) endorsements for collection or deposit in the ordinary course of business; (b) obligations under Permitted Swap Agreements; (c) Contingent Obligations existing as of the Closing Date and listed in Schedule 6.3; and (d) Contingent Obligations (together with the Contingent Obligations described in clause (c) above) at any time $3,000,000 in the aggregate.

		6.4	Liens.  Create, assume or permit to exist any Lien upon
any of its property or assets, whether now owned or hereafter acquired, except Permitted Liens and except for certain tax Liens not to exceed $250,000 in the aggregate at any time outstanding.

		6.5	Mergers.  Consolidate or merge with or into any other
Person, except that (i) any Subsidiary of the Company may merge into or with any Person other than the Company and (ii) the Company may merge with a Subsidiary or any other Person provided that the Company is the surviving entity in any such merger or consolidation and that the Bank's position is not materially impaired as a result thereof.

		6.6	Investments, Advances and Acquisitions.  Make any
loans, advances or extensions of credit to, or any investments in, any Person, or acquire any other business or partnership or joint venture interest, except
(a) investments made in accordance with the Investment Policy adopted by the Executive Committee of the Company on October 17, 2003, a copy of which is attached hereto as Exhibit C;(b) extensions of credit to customers in the ordinary course of business; (c) existing investments of the Company in and new or existing advances to wholly owned Subsidiaries of the Company and advances by any Subsidiary to the Company or to another Subsidiary; (d) investments, loans and advances (including relocation allowances) not to


<PAGE e10.11-28>


exceed $200,000 to any Person; (e) loans and advances to employees and agents in the ordinary course of business for travel and entertainment expenses and similar items; (f) deposits in deposit accounts at the Bank; (g) any acquisition for which the Company utilizes related borrowings under the Note of less than $3,000,000 in connection with the consummation thereof; (h) subject to subsection (g) above, acquisitions consummated by a merger or consolidation permitted under section 6.5 hereof; and (i) other acquisitions, investments, loans and advances consented to by the Bank, which consent shall not be unreasonably withheld.

		6.7	Lines of Business.  Engage in any business other than
those in which it is now engaged and any business directly related thereto.

		6.8	Disposition of Assets.  Sell, lease, sell and lease
back, transfer or otherwise dispose of substantially all of the Company's assets in a single transaction or series of related transactions.

		6.9.	[RESERVED].

		6.10	Minimum Net Income.  Permit Net Income for the Company
and its Consolidated Subsidiaries to be less than $2,000,000 as of the end of any fiscal quarter of the Company, for the four fiscal-quarter period ending on the date of determination.

		6.11	Tangible Net Worth.  Permit Tangible Net Worth of the
Company at any time during the following periods to be less than the following amounts:

		       Period		   Amount
		--------------------	-----------
		December 31, 2003
		to December 30,2004	$26,000,000

		December 31, 2004
		to December 30,2005	$28,000,000

		December 31, 2005
		to the Maturity Date	$30,000,000


<PAGE e10.11-29>


		6.12	Current Ratio.  Permit the Current Ratio of the Company
to be less than 2.00 to 1.00 at any time.

		6.13	Total Liabilities to Tangible Net Worth Ratio.  Permit
the Company's ratio of Total Liabilities to Tangible Net Worth to be greater than 1.00 to 1.00 at any time.

		6.14	Interest Coverage Ratio.  Permit the Interest Coverage
Ratio of the Company to be less than 4.00 to1.00 at any time.

		6.15	[RESERVED].

		6.16	Capital Expenditures.  While any amount is outstanding
under the Note, make or commit to make, directly or indirectly, any Capital Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by the Company and its Consolidated Subsidiaries would exceed $2,000,000 during the Company's 2003 or 2004 fiscal years, $2,500,000 during the Company's 2005 fiscal year or $3,000,000 during the Company's 2006 fiscal year. Notwithstanding the foregoing, the limitations set forth herein shall not apply to an acquisition of substantially all of the assets of another Person's business by merger, purchase of Equity Interests or asset acquisition.

		6.17	Transactions with Affiliates.  Except for transactions
with any Subsidiary, enter into or be a party to any transaction with any of its Affiliates except as otherwise provided herein or in the ordinary course of business and upon fair and reasonable terms which are no less favorable than a comparable arm's length transaction with an entity which is not an Affiliate of the Company.

		6.18	Change of Name, Location or Corporate Status.  Change
the Company's name, the location of its principal business office, the jurisdiction of its organization or corporate status, without at least 30 days prior written notice to the Bank.

	7.	Event of Default; Remedies.

		7.1	Events of Default.  The occurrence of any of the
following shall constitute an Event of Default:

			(a)	Failure to Pay Note.  The Company fails to pay
(i) principal on the Note when the same becomes due and payable, whether at a stated payment date, or a date fixed by the Company for prepayment or by


<PAGE e10.11-30>


acceleration and such failure continues uncured for a period of five days or
(ii) interest on the Note, or any fee or other amount payable hereunder, when the same becomes payable and such failure to timely pay interest, such fee or other amount continues uncured for a period of five days; or

			(b)	Falsity of Representations and Warranties. Any
representation or warranty made in any Loan Document is false in any material respect on the date as of which made or as of which the same is to be effective; or

			(c)	Breach of Covenants.  The Company fails to
comply with any term, covenant or agreement contained in (i) sections 5.1(a), 5.1(b), 5.1(c), 5.2, 5.3, 5.5, 5.6(a), 5.7, 5.8, 5.9 or 5.10, or any section of
Article 6 other than sections 6.10, 6.11, 6.12, 6.13 or 6.14 hereof, and such failure continues for a period of 10 days, (ii) any other section of Article 5 hereof and such failure continues for a period of 20 days after the earlier of
(x) the Company should have known of such failure or (y) the date upon which written notice thereof is given to the Company by the Bank, or (iii) section 6.10, 6.11, 6.12, 6.13 or 6.14 for two consecutive fiscal quarters ; or

			(d)	Breach of Other Provisions.  The Company fails
to comply with any other agreement contained herein and such default continues for a period of 30 days after written notice to the Company from the Bank; or

			(e)	Default Under Other Agreements.  The Company
(i) fails to pay when due any other Indebtedness or Contingent Obligation issued or assumed by the Company or (ii) fails to comply with the terms of any agreement executed in connection with such Indebtedness or Contingent Obligation and such default continues beyond any applicable cure period if the effect of such failure is (x) to cause, or permit the holder or holders of such Indebtedness or the beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, such Indebtedness to be declared to be due and payable prior to its stated maturity, or (y) to cause such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or

			(f)	Entry of Final Judgments.  A final judgment,
decree or arbitration award is entered against the Company which (i) would reasonably be expected to have a Material Adverse Effect or (ii) together with all unsatisfied final judgments, decrees and awards entered against the Company, exceeds the sum of $500,000, and such judgment, decree or award shall remain


<PAGE e10.11-31>


unsatisfied or unstayed pending appeal for a period of 60 days after the entry thereof; or

			(g)	ERISA Liability.  Any event in relation to any
Plan which the Bank determines in good faith could result in any of the occurrences set forth in section 3.11 above; or

			(h)	Default Under Other Loan Documents.  An "Event
of Default" (as defined therein) including a "Termination Event" or other default under any Swap Contract, shall occur under any other Loan Document or the party to any other Loan Document fails to timely comply with any term, covenant or agreement contained therein following applicable notice and cure periods; or

			(i)	Change of Control.  (i) The acquisition by any
"person" or "group" (as such terms are used in sections 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended) at any time of beneficial ownership of 51% or more of the outstanding Equity Interests of the Company on a fully-diluted basis, or (ii) the failure of the individuals who are members of the board of directors (or similar governing body) of the Company as of the Closing Date (together with any new or replacement directors whose initial nomination for election was approved by a majority of the directors who were either directors on the Closing Date or previously so approved) to constitute a majority of the board of directors (or similar governing body) of the Company.

			(j)	Insolvency, Failure to Pay Debts or Appointment
of Receiver, Etc. The Company becomes insolvent or the subject of state insolvency proceedings, fails generally to pay its debts as they become due or makes an assignment for the benefit of creditors; or voluntarily ceases to conduct business in the ordinary course; or a receiver, trustee, custodian or other similar official is appointed for, or takes possession of any substantial part of the property of, the Company; or

			(k)	Subject of United States Bankruptcy Proceedings.
The taking of action by the Company to authorize such organization to become the subject of proceedings under the United States Bankruptcy Code; or the execution by the Company of a petition to become a debtor under the United States Bankruptcy Code; or the filing of an involuntary petition against the Company under the United States Bankruptcy Code which remains undismissed for a period of 60 days; or the entry of an order for relief under the United States Bankruptcy Code against the Company.


<PAGE e10.11-32>


		7.2	Remedies.  Upon the occurrence of an Event of Default,
the obligation of the Bank to make Loans shall terminate and (a) as to an Event of Default described in sections 7.1(a) through 7.1(j), inclusive, the Bank may, at its option and without notice, declare the Note to be, and the Note shall thereupon become, immediately due and payable, together with accrued interest thereon, and (b) as to an Event of Default described in section 7.1(k), the Note shall, without action on the part of the Bank or any notice or demand, become automatically due and payable, together with accrued interest thereon. Presentment, demand, protest and notice of acceleration, nonpayment and dishonor are hereby expressly waived.

	8.	Miscellaneous.

		8.1	Survival of Representations and Warranties.  The
representations and warranties contained in section 3 hereof and in the other Loan Documents shall survive closing and execution and delivery of the Note.

		8.2	Indemnification.  Except as incurred as a result of the
Bank's willful misconduct, the Company agrees to defend, indemnify and hold harmless the Bank, its directors, officers, employees and agents from and against any and all loss, cost, expense or liability (including reasonable attorneys' fees) incurred in connection with any and all claims or proceedings (whether brought by a private party or Governmental Authority) as a result of, or arising out of or relating to:

			(a)	bodily injury, property damage, abatement or
remediation, environmental damage or impairment or any other injury or damage resulting from or relating to any Hazardous Materials located on or migrating into, from or through property previously, now or hereafter owned or occupied by the Company, which the Bank may incur due to the making of the Loans or otherwise;

			(b)	any transaction financed or to be financed, in
whole or in part, directly or indirectly, with the proceeds of any Loan; or

			(c)	the entering into, performance of and exercise
of its rights under any Loan Document by the Bank.

			This indemnity will survive foreclosure of any security interest or mortgage or conveyance in lieu of foreclosure and the repayment of the Note.

		8.3	Expenses.  The Company agrees, whether or not the
transaction hereby contemplated shall be consummated, to pay on demand (a) all


<PAGE e10.11-33>


out-of-pocket expenses incurred by the Bank in connection with the negotiation, execution, administration, amendment or enforcement of any Loan Document including the reasonable fees and expenses of the Bank's counsel, provided that the Company's obligation for such fees and expenses shall not exceed $6,000, (b) any taxes (including any interest and penalties relating thereto) payable by the Bank (other than taxes based upon the Bank's net income) on or with respect to the transactions contemplated by this Agreement (the Company hereby agreeing to indemnify the Bank with respect thereto) and (c) all out-of-pocket expenses, including the reasonable fees and expenses of the Bank's counsel, incurred by the Bank in connection with any litigation, proceeding or dispute in any way related to the Bank's relationship with the Company, whether arising hereunder or otherwise. The obligations of the Company under this section will survive payment of the Note.

		8.4	Notices.  Except as otherwise provided in section 2.2,
all notices provided for herein shall be in writing and shall be (a) delivered;
(b) sent by express or first class mail; or (c) sent by facsimile transmission and confirmed in writing provided to the recipient in a manner described in (a) or (b), and addressed as follows, or to such other address with respect to either party as such party shall notify the other in writing; such notices shall be deemed given when delivered, mailed or so transmitted:

				If to the Bank:

				Lincoln State Bank
				1000 North Water Street
				Milwaukee, WI 53202
				Attn: Joseph M. Murry, Vice President
				Facsimile No. 414-291-5458

				If to the Company:
				Merge Technologies Incorporated
				1126 South 70th Street
				West Allis, WI 53214
				Attn: President
				Facsimile No. 414-977-4202

		8.5	Setoff.  As security for payment of the Obligations, the
Company grants to the Bank a security interest in and lien on any credit balance or other money now or hereafter owed the Company by the Bank. In addition, the Company agrees that the Bank may, at any time after the


<PAGE e10.11-34>


occurrence of an Event of Default, without prior notice, set off against any such credit balance or other money all or any part of the Obligations, irrespective of whether the Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured.

		8.6	Participations.  The Company agrees that the Bank may,
at its option, sell to another financial institution or institutions (each a "Participant") interests in the Note and, in connection with each such sale, and thereafter, disclose to the Participant or prospective Participant of each such interest financial and other information concerning the Company. The Company agrees that if any portion of the Obligations are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each such Participant shall be deemed to have, to the extent permitted by applicable law, the right of setoff in respect of its participating interest to the same extent as if the amount of its participating interest were owed directly to it. The Company further agrees that each such Participant shall be entitled to the benefits of section
2.8 with respect to its participation in the Bank's obligation to make Loans; provided that no such Participant shall be entitled to receive any greater amount pursuant to that section than the Bank would have been entitled to receive if no such sale had occurred. Each Participant agrees to be bound by the provisions of section 8.16 hereof.

		8.7	Titles.  The titles of sections in this Agreement are
for convenience only and do not limit or construe the meaning of any section.

		8.8	Severability.  In case any provision or obligation
under this Agreement or the Note shall be invalid, illegal or unenforceable in any jurisdiction, the validity, legality and enforceability of the remaining provisions or obligations, or of such provision or obligation in any other jurisdiction, shall not in any way be affected or impaired thereby.

		8.9	Parties Bound; Waiver.  The provisions of this
Agreement shall inure to the benefit of and be binding upon any successor of any of the parties hereto; provided that the Company's rights under this Agreement are not assignable. No delay on the part of the Bank in exercising any right, power or privilege hereunder shall operate as a waiver thereof, and no single or partial exercise of any right, power or privilege hereunder shall preclude other or further exercise thereof or the exercise of any other right, power or privilege. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights,


<PAGE e10.11-35>


powers, privileges or remedies provided by law or in equity, or under any other instrument, documents or agreement now existing or hereafter arising.

		8.10	Governing Law.  This Agreement is being delivered in and
shall be deemed to be a contract governed by the laws of the State of Wisconsin and shall be interpreted and the rights and obligations of the parties hereunder enforced in accordance with the internal laws of that state without regard to the principles of conflicts of laws.

		8.11	Submission to Jurisdiction; Service of Process.  ALL
JUDICIAL PROCEEDINGS IN ANY MANNER RELATING TO OR ARISING OUT OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS, OR ANY OBLIGATIONS THEREUNDER, MAY BE BROUGHT IN ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE STATE OF WISCONSIN LOCATED IN MILWAUKEE COUNTY. BY EXECUTING AND DELIVERING THIS AGREEMENT, THE COMPANY IRREVOCABLY:

			(a)	ACCEPTS GENERALLY AND UNCONDITIONALLY THE
NONEXCLUSIVE JURISDICTION AND VENUE OF SUCH COURTS;

			(b)	WAIVES ANY DEFENSE OF FORUM NON CONVENIENS;

			(c)	AGREES THAT SERVICE OF ALL PROCESS IN ANY SUCH
PROCEEDING IN ANY SUCH COURT MAY BE MADE BY REGISTERED OR CERTIFIED MAIL, RETURN RECEIPT REQUESTED, TO THE COMPANY AT ITS ADDRESS SPECIFIED IN SECTION 8.4;

			(d)	AGREES THAT SERVICE AS PROVIDED IN CLAUSE (c)
ABOVE IS SUFFICIENT TO CONFER PERSONAL JURISDICTION OVER THE COMPANY IN ANY SUCH PROCEEDING IN ANY SUCH COURT, AND OTHERWISE CONSTITUTES EFFECTIVE AND BINDING SERVICE IN EVERY RESPECT; AND

			(e)	AGREES THAT THE BANK RETAINS THE RIGHT TO SERVE
PROCESS IN ANY OTHER MANNER PERMITTED BY LAW OR TO BRING PROCEEDINGS AGAINST THE COMPANY IN THE COURTS OF ANY OTHER JURISDICTION.


<PAGE e10.11-36>


		8.12	Waiver of Trial by Jury.  THE COMPANY AND THE BANK HEREBY
AGREE TO WAIVE THEIR RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT. The scope of this waiver is intended to be all encompassing of any and all disputes that may be filed in any court and that relate to the subject matter of this transaction, including contract claims, tort claims, breach of duty claims and all other common law and statutory claims. The Company and the Bank each acknowledge that this waiver is a material inducement for the Company and the Bank to enter into a business relationship, that the Company and the Bank have already relied on this waiver in entering into this Agreement and that each will continue to rely on this waiver in their related future dealings. The Company and the Bank further warrant and represent that each has reviewed this waiver with its legal counsel, and that each knowingly and voluntarily waives its jury trial rights following consultation with legal counsel. THIS WAIVER IS IRREVOCABLE, MEANING THAT IT
MAY NOT BE MODIFIED EITHER ORALLY OR IN WRITING (OTHER THAN BY A MUTUAL WRITTEN WAIVER SPECIFICALLY REFERRING TO THIS SECTION 8.12 AND EXECUTED BY EACH OF THE PARTIES HERETO), AND THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT. In the event of litigation, this Agreement may be filed as a written consent to a trial by the court.

		8.13	Limitation of Liability.  THE COMPANY AND THE BANK
HEREBY WAIVE ANY RIGHT EITHER OF THEM MAY HAVE TO CLAIM OR RECOVER FROM THE OTHER PARTY ANY SPECIAL, EXEMPLARY OR PUNITIVE DAMAGES.

		8.14	Counterparts; Facsimile Signatures.  This Agreement may
be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument; signatures pages may be detached from multiple separate counterparts and attached to a single counterpart so that all signature pages are physically attached to the same document. Any such counterpart may be delivered by facsimile transmission and any party's signature appearing on such facsimile transmission shall be binding upon such party as if such party delivered an, original, manually executed counterpart hereof.


<PAGE e10.11-37>


		8.15	Entire Agreement.  This Agreement and the other Loan
Documents shall constitute the entire agreement of the parties pertaining to the subject matter hereof and supersede all prior or contemporaneous agreements and understandings of the parties in connection therewith. The parties specifically acknowledge that this Agreement replaces and supersedes that certain Loan Agreement dated December 30, 2002 between the Company and the Bank (the "Existing Loan Agreement") and that upon execution and delivery of this Agreement and satisfaction of the conditions set forth in section 4 hereof (or the waiver thereof by the Bank), the Existing Loan Agreement shall automatically terminate.

		8.16	Confidentiality.  The Bank and each Participant agrees
to take and to cause its Affiliates to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all non-public information and all information identified as "confidential" or "secret" by the Company and provided to it by the Company or any Subsidiary, and neither the Bank, any Participant nor any of their Affiliates shall use any such information other than in connection with or in enforcement of this Agreement and the other Loan Documents or in connection with other business now or hereafter existing or contemplated with the Company or any Subsidiary; except to the extent such information (a) was or becomes generally available to the public other than as a result of disclosure by the Bank or any Participant, or (b) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Bank or such Participant or any applicable Requirement of Law; provided, however, that the Bank or any Participant may disclose such information (i) at the request or pursuant to any requirement of any Governmental Authority to which the Bank or such Participant is subject or in connection with an examination of such Bank or such Participant by any such authority; (ii) pursuant to subpoena or other court process; (iii) when required to do so in accordance with the provisions of any applicable Requirement of Law; (iv) to the extent reasonably required in connection with any litigation or proceeding to which the Bank, any Participant or their Affiliates may be party; (v) to the extent reasonably required in connection with the exercise of any remedy hereunder or under any other Loan Document;
(vi) to the Bank's or such Participant's independent auditors and other professional advisors; (vii) to any assignee, actual or potential, provided that such Person agrees in writing to keep such information confidential to the same extent required of the Bank and any Participant hereunder; and
(viii) to their Affiliates.  The Bank and each Participant acknowledge that


<PAGE e10.11-38>


the Equity Interests of the Company are publicly-traded and the Bank and each Participant agrees that it will not trade in the Company's Equity Interests on the basis of non-public, confidential information in violation of applicable securities laws.


			MERGE TECHNOLOGIES INCORPORATED

			BY	 /s/  Scott T. Veech
				----------------------------
			ITS	CFO, Treasurer and Secretary



			LINCOLN STATE BANK


			BY	/s/   Joseph M. Murry
				----------------------------
			ITS	Vice President


			BY	/s/   Conrad C. Kaminski
				----------------------------
			ITS	President


<PAGE e10.11-39>


                                    EXHIBIT A
				   -----------

                                      NOTE


$15,000,000						Milwaukee, Wisconsin
							   November 21, 2003

	FOR VALUE RECEIVED, on or before the Maturity Date (as defined in the Credit Agreement referred to below), the undersigned, MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation, promises to pay to the order of LINCOLN STATE BANK (the "Bank") the principal sum of Fifteen Million Dollars ($15,000,000), or such lesser amount as is shown to be outstanding according to the records of the Bank, together with interest on the principal balance outstanding from time to time, at such rates and payable at such times as set forth in the Credit Agreement.

	Payments of both principal and interest are to be made in immediately available funds in lawful currency of the United States of America at the office of the Bank, 1000 North Water Street, Milwaukee, Wisconsin 53202, or such other place as the holder hereof shall designate to the undersigned in writing.

	This Note is the Note issued pursuant to a Credit Agreement dated as of November 21, 2003 between the undersigned and the Bank, to which Agreement reference is made for rights and obligations as to prepayment and acceleration of maturity.

	The undersigned agrees to pay all costs of collection, including reasonable attorneys' fees, in the event the Bank is the prevailing party in such proceedings.

				MERGE TECHNOLOGIES INCORPORATED

				BY
					-----------------------------
				Its


<PAGE e10.11-40>


                                    EXHIBIT B
				   -----------

                   FINANCIAL COVENANT COMPLIANCE CERTIFICATE


Lincoln State Bank (the "Bank")
1000 North Water Street
Milwaukee, Wisconsin 53202
Attn: Joseph M. Murry


Ladies and Gentlemen:

	The undersigned, Merge Technologies Incorporated (the "Company"), refers to that certain Credit Agreement dated as of November 21, 2003 by and between the Company and the Bank (as extended, renewed, amended or restated from time to time, the "Credit Agreement"). Unless otherwise defined herein, capitalized terms used herein have the respective meanings assigned to them in the Credit Agreement and section references herein are to the sections of the Credit Agreement.

	This Financial Covenant Compliance Certificate is provided pursuant to section 5.1(c) of the Credit Agreement. This Certificate accompanies [the interim financial statements of the Company and its Consolidated Subsidiaries as of _______________, ____] [the audited financial statements of the Company and its Consolidated Subsidiaries for the fiscal year ending ________________, ____] (the "Financial Statement Date"). All entries in this Worksheet are as of, or for the period ending on, the Financial Statement Date.

	The undersigned hereby certifies that:

	1.	(He) (She) is [the chief financial officer][a senior financial representative] of the Company.

	2.	The accompanying financial statements fairly present [, subject to normal year-end adjustments,] the financial condition of the Company and its Consolidated Subsidiaries as of the Financial Statement Date.

	3.	There exists no Default or Event of Default [except (specify nature thereof, period of existence thereof and what action the Company proposes to take with respect thereto)].


<PAGE e10.11-41>


	4.	The information set forth in paragraph 5 below is, to the best of the undersigned's knowledge and belief, true and accurate as of the Financial Statement Date. All calculations have been made in accordance with the appropriate provisions of the Credit Agreement.

	5.	Financial Covenants:

		(a)	Minimum Net Income:
			(Section 6.10; minimum of $2,000,000 TTM)

			Revenue*		$____________
			Expenses*		($___________)

			Net Income*				$___________

		(b)	Tangible Net Worth*:
			(Section 6.11; minimum of $____________)

			Total Assets		$__________
			Intangible Assets (excluding
  			 purchase & development software
  			 and intangibles associated with
  			 customer contracts)	(___________)
			Total Liabilities*	(___________)
			Other Adjustments	(___________)
			  (specify)

			Tangible Net Worth*			$___________

		(c)	Current Ratio*:
			(Section 6.12; not less than 2.00 to 1.00)

			Current Assets		$____________
			Current Liabilities (excluding Note
 			 balance, deferred revenue and
 			 billings in excess of revenues/
 			 contracts in process)	$____________

		              RATIO		 _____ to 1.00

		(d)	Total Liabilities* to Tangible Net Worth Ratio*:
			(Section 6.13; not to exceed 1.00 to 1.00)

			Total Liabilities*	$_____________

			Tangible Net Worth
			 ((c) above)		$_____________

			              RATIO		 _____ to 1.00

<PAGE e10.11-42>


		(e)	Interest Coverage Ratio*:
			(Section 6.14; not less than 4.00 to 1.00)

			EBITDA*:

			Net Income*		$________
			Interest Expense	$________
			Income Tax Expense	$________
			Depr., Amort.		$________

			EBITDA*					$_________

			Interest Expense	$_________

				    RATIO		 _____ to 1.00

		(f)	Current Fiscal Year Capital
			 Expenditures*				$___________
			(Section 6.16; limited to $___________)

	6.	The foregoing (denoted by an asterik *) were calculated in
accordance with the applicable definitions in the Credit Agreement and are true and correct.

		Dated:______________, _____.


				MERGE TECHNOLOGIES INCORPORATED

				BY	_______________________________
				Title:  _______________________________


<PAGE e10.11-43>


                                    EXHIBIT C
				   -----------

Merge Technologies Incorporated Investment Policy
Adopted 10/17/03

*	Objectives
	The investment portfolio is to be a source of funds for current and future operations of the Company. The objectives of the portfolio are to preserve principal value, meet the Company's liquidity needs and earn a return that is consistent with these guidelines and market conditions.

II.	Eligible Investments

	* U.S Treasury obligations
	* U.S. Government Agency obligations
	* Commercial paper, corporate notes and bonds including variable rate demand notes and auction rate securities.
	* Certificates of deposit, bankers' acceptances and time deposits issued or guaranteed by any commercial bank which has combined capital and surplus and undivided profits of not less than $1,000,000,000.
	* Repurchase agreements fully collateralized with U.S. Treasury and Government Agency securities.
	* Money market mutual funds
	* Asset-backed and mortgage-backed securities.

III.	Maturity Limits

	* The average maturity of the portfolio may not exceed 12 months.

Marketable securities must mature within 24 months from date of acquisition except asset-backed and mortgage-backed securities whose expected final maturity must be 24 months or less. Time deposits, repurchase agreements and other illiquid investments must mature within thirty days from date of acquisition.

Concentration Limits

	No more than 20% of the portfolio may be invested in obligations of any one issuer except:

<PAGE e10.11-44>

	Up to 100% of the portfolio may be invested in obligations of the U.S. Treasury and money market funds.

	Up to 33% of the portfolio may be invested in obligations of any one U.S. Government Agency.

	Up to 25% of the portfolio may be invested in repurchase agreements entered into with any one counter-party. A maximum 25% of the portfolio may be invested in any one industry except that a maximum 50% of the portfolio may be invested in asset-backed commercial paper and a maximum 50% of the portfolio may be invested in bank obligations.


V.	Credit Quality

All issuers must have short-term ratings of A-2 by Standard & Poors or P-2 by Moody's, or long-term ratings of BBB by Standard & Poors or Baa2 by Moody's

Asset-backed and mortgage-backed securities must be rated AAA by Standard & Poors or Aaa by Moody's.


<PAGE e10.11-45>

--------------
EXHIBIT 99.1
--------------

                                   CODE OF ETHICS
				  ----------------

	This Code of Ethics shall apply to the principal executive officer, principal operations officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions to any of the above (the "Senior Officers") of Merge Technologies Incorporated (the "Company"). Senior Officers shall at all times include the Company's President, Chief Financial Officer, and Controller, but may include officers with other titles if they perform the functions described in the preceding sentence. Senior Officers have an obligation to the Company, its stockholders and the public investor community to maintain the highest standards of honest and ethical conduct. In recognition of this obligation, the Senior Officers have adopted the following standards of ethical conduct. Adherence to these standards is integral to achieving the objectives of the Company and its stockholders. None of the Senior Officers shall commit acts contrary to these standards nor shall they condone the commission of such acts by advisors, agents or others engaged by the Company.

General Standards and Compliance with Laws
-------------------------------------------

The Senior Officers have a responsibility to:

	* Maintain high standards of honest and ethical conduct.

	* Act in good faith, responsibly and without misrepresenting material facts or allowing their independent judgment to be compromised.

	* Refrain from engaging in any activity that would prejudice their ability to carry out their duties ethically.

	* Refrain from engaging in or supporting any activity that would discredit the Company.

	* Comply with rules and regulations of federal, state and local governments, and appropriate private and public regulatory agencies or organizations.

Avoidance of Conflicts of Interest and Improper Influences
-----------------------------------------------------------

	* Avoid actual or apparent conflicts of interest between personal and Company-related relationships. In particular, Senior Officers should not participate in a personal business transaction with the Company in which they will receive a significant profit or gain, unless the transaction has been approved by a majority of the directors of the Company not interested in the transaction. Senior Officers should advise the Company's Audit Committee of any prospective or existing potential conflict.

	* Refuse any gift, favor, or hospitality that would influence or would appear to influence their actions.


<PAGE e99.1-1>


	* In any dealings with a government official, supplier, or other person or entity, the Senior Officers shall not request, accept, or offer to give any significant thing of value, the purpose or result of which could be to influence the bona fide business relations between the Company and such persons or entities.

Professional Competence
------------------------

The Senior Officers have a responsibility to:

	* Maintain an appropriate level of professional competence by continuing development of their knowledge and skills.

	* Perform their professional duties in accordance with relevant laws, regulations, and technical standards.

	* Prepare full, fair, accurate, timely and understandable financial statements, reports and recommendations after appropriate analyses of relevant and reliable information.

Confidentiality
-----------------

The Senior Officers have a responsibility to protect the Company by:

	* Refraining from disclosing to others confidential information acquired in the course of their work except when authorized to do so.

	* Refraining from using or appearing to use confidential information acquired in the course of their work for unethical or illegal advantage either personally or through third parties.

Integrity of Financial Statements and Accuracy of Filings
----------------------------------------------------------

The Senior Officers shall ensure that:

	* No funds or assets of the Company shall be used for any purpose that would be in violation of any applicable law or regulation.

	* No contributions shall be made by or on behalf of the Company to any political candidate, party, or campaign either within or without the United States.

	* No fund or asset of the Company shall be established or maintained that is not reflected on the books and records of the Company.

	* No false, artificial, or misleading entries in the books and records of the Company shall be made.

	* No transaction shall be effected and no payment shall be made by or on behalf of the Company with the intention or understanding that the


<PAGE e99.1-2>


	  transaction or payment is other than as described in the documentation evidencing the transaction or supporting the payment.

	* Full, fair, accurate, timely and understandable disclosure is made in reports and other documents filed with or submitted to the Securities and Exchange Commission.

Prohibition of Loans
---------------------

	* No Senior Officer shall request or accept a loan or advance from the Company which is prohibited by law.

Waiver and Compliance
----------------------

The Senior Officers shall be primarily responsible for the enforcement of the policies set forth in this Code of Ethics. Should any information or knowledge regarding violation of this Code of Ethics come to the attention of a Senior Officer, the Senior Officer must promptly report the information to the Audit Committee of the Company. The Company's Audit Committee shall assess compliance with this Code of Ethics, report any violation of this Code of Ethics to the Company's Board of Directors and recommend any appropriate action. The Senior Officers will be required on an annual basis to certify their compliance with this Code of Ethics.

Any request for a waiver of any provision of this Code of Ethics must be in writing and addressed to the Chairman of the Audit Committee. Any waiver of this Code of Ethics must be disclosed promptly on Form 8-K or by any other means approved by the Securities and Exchange Commission.


<PAGE e99.1-3>

--------------
EXHIBIT 99.2
--------------

                              WHISTLEBLOWER POLICY
			     ----------------------

               Procedures for the Submission of Complaints or Concerns Regarding Financial Statement or other Disclosures, Accounting,
     Internal Accounting or Disclosure Controls, Auditing Matters or Violations
                 of the Merge Technologies Incorporated Code of Ethics

	Section 301 of the Sarbanes-Oxley Act of 2002 requires the Audit Committee of the Board of Directors of Merge Technologies Incorporated (the "Company") to establish procedures for: (a) the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters; and (b) the submission by employees of the Company and others, on a confidential and anonymous basis, of good faith concerns regarding questionable accounting or auditing matters.

	In accordance with Section 301, the Audit Committee has adopted the following procedures:

1.	The Company shall promptly forward to the Audit Committee any complaints
	that it has received regarding financial statement disclosures, accounting, internal accounting or disclosure controls or auditing matters, disclosure violations or violations of our Code of Ethics.

2.	Any employee of the Company may submit any good faith concerns regarding
	financial statement or other disclosure, accounting, internal accounting or disclosure controls, auditing matters or violations of the Company's Code of Ethics in accordance with the following procedures:

	(a) on a confidential and anonymous basis, by submitting such concerns in writing and sending them in a sealed envelope to the Company's outside general counsel, George S. Rosic, in an envelope labeled with a legend such as: "'To be opened by the Audit Committee only.' This envelope is being submitted pursuant to the 'whistleblower policy' adopted by the Audit Committee." Any such envelopes received by the outside general counsel shall be forwarded promptly and unopened to the Chairman of the Audit Committee. If an employee would like to discuss any matter with the Audit Committee, the employee should indicate this in the submission and include a telephone number at which he or she might be contacted if the Audit Committee deems it appropriate.

	(b) on a non-anonymous or non-confidential basis, by reporting the concerns immediately to the Company's outside general counsel using the contact information specified below. The outside general counsel shall keep a written record of all such reports or inquiries and make monthly reports of the same to the Chairman of the Audit Committee in any month in which an inquiry or complaint is received. If the nature of an alleged violation of the Company's Code of Ethics or an impropriety with regard to the Company's

<PAGE e99.2-1>

	    financial statements or other disclosures, accounting, internal or disclosure controls, or auditing matters, the allegation shall immediately be relayed by the outside general counsel to the Chairman of the Audit Committee, who shall immediately notify the complainant that the complaint has been received and begin the procedures outlined herein.

3.	Following the receipt of any complaints submitted hereunder, the Audit
	Committee will investigate each matter so reported and take corrective and disciplinary actions, if appropriate, which may include, alone or in combination, a warning or letter of reprimand, demotion, loss of any merit or performance based bonus, stock option or other cash or equity compensation, suspension without pay or termination of employment.

4.	The Audit Committee may enlist committee members, employees of the
	Company and/or outside legal, accounting or other advisors, as appropriate, to conduct any investigation of complaints regarding financial statement disclosures, disclosure concerns or violations, accounting, internal accounting controls, auditing matters or violations of the Company's Code of Ethics. In conducting any investigation, the Audit Committee shall use reasonable efforts to protect the confidentiality and anonymity of the complainant.

5.	The Company does not permit retaliation of any kind against employees
	for complaints submitted hereunder that are made in good faith. Additionally, no employee shall be adversely affected because the employee refuses to carry out a directive which, in fact, constitutes corporate fraud, or is a violation of state or federal law or the Company's Code of Ethics.

6.	The Audit Committee shall retain as a part of the records of the
	Audit Committee any such complaints or concerns for a period of no less than seven (7) years.


				 CONTACT INFORMATION

	Audit Committee Chairperson: 		Outside General Counsel:
	Dennis Brown				George S. Rosic
	APOGENT TECHNOLOGIES INC.		1603 Orrington
	30 Penhallow Street			Suite 800
	Portsmouth, New Hampshire  03801	Evanston, Illinois  60201
	Telephone:  (603) 433-6101 x401		Telephone:  (847) 328-2375
	Telefacsimile:  (603) 334-9644		Telefacsimile:  (847) 328-1928


<PAGE e99.2-2>
<END OF DOCUMENT>