Form 10-Q/A
period 2003-09-30
MERGE TECHNOLOGIES INC
filed 2004-04-16
CIK 944765

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    FORM 10-Q/A
 		                 Amendment No. 1

	  X  	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

The Registrant is filing this Amendment No. 1 to Form 10-Q for the following purposes:

1.	Revision of Exhibit 31.1, Certification Pursuant to Section 302 of the
	Sarbanes - Oxley Act of 2002, in accordance with SEC Rule 13a-14(a) / 15d-14(a) Certifications regarding the certifications required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR
	240.15d-14(a)). Exhibit 31.1, as amended and restated in its entirety, is included herewith to this Amendment No. 1 to Form 10-Q for the Registrant.

2.	Revision of Exhibit 31.2, Certification Pursuant to Section 302 of the
	Sarbanes - Oxley Act of 2002, in accordance with SEC Rule 13a-14(a) / 15d-14(a) Certifications regarding the certifications required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR
	240.15d-14(a)). Exhibit 31.2, as amended and restated in its entirety, is included herewith to this Amendment No. 1 to Form 10-Q for the Registrant.


<PAGE 2>


                                   SIGNATURES
				  ------------

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			REGISTRANT:

			MERGE TECHNOLOGIES INCORPORATED



April 16, 2004		By:	/s/ Richard A. Linden
				------------------------------------------------
				Richard A. Linden
				President and Chief Executive Officer




April 16, 2004		By:	/s/ Scott T. Veech
				------------------------------------------------
				Scott T. Veech
				Chief Financial Officer, Treasurer and Secretary
				(Principal Financial Officer and Principal
				  Accounting Officer)

<PAGE 3>

--------------
EXHIBIT 31.1
--------------

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

4.	The Registrant's other certifying officer and I (herein, the "Certifying
	Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such
		disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;
		and

	(b) 	Designed such internal control over financial reporting, or
		caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

	(c)	Evaluated the effectiveness of the Registrant's disclosure
		controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

	(d) 	Disclosed in this quarterly report any change in the
		Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

	(a)	All significant deficiencies and material weaknesses in the
		design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	(b) 	Any fraud, whether or not material, that involves management
		or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:	November 14, 2003



/s/  Richard A. Linden
-------------------------------------------
Richard A. Linden, Chief Executive Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 4>


--------------
EXHIBIT 31.2
--------------

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

4.	The Registrant's other certifying officer and I (herein, the "Certifying
	Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused such
		disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;
		and

	(b) 	Designed such internal control over financial reporting, or
		caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

	(c)	Evaluated the effectiveness of the Registrant's disclosure
		controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

	(d) 	Disclosed in this quarterly report any change in the
		Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

	(a)	All significant deficiencies and material weaknesses in the
		design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

	(b) 	Any fraud, whether or not material, that involves management
		or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date:	November 14, 2003



/s/  Scott T. Veech
-------------------------------------------
Scott T. Veech, Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 5>
<END OF DOCUMENT>