Form 10-K/A
period 2003-12-31
MERGE TECHNOLOGIES INC
filed 2004-04-16
CIK 944765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C.  20549
                                    FORM 10-K/A
        			  Amendment No. 1

              [ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2003

              [   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ....... to .......

                          Commission file number  0-29486

                          MERGE TECHNOLOGIES INCORPORATED
              (Exact name of Registrant as specified in its charter)

                       Wisconsin                       39-1600938
             (State or other jurisdiction of	      (IRS Employer
              incorporation or organization)	   Identification Number)


              1126 South 70th Street, Milwaukee, Wisconsin  53214-3151
            (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code	(414) 977-4000

           Securities registered under Section 12(b) of the Exchange Act:

              Title of class	         Name of exchange on which registered
               Common Stock	                Nasdaq National Market

        Securities registered under Section 12(g) of the Exchange Act:   NONE

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X            No
						-----		 -----

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

	The number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 2004: 12,603,645

                          DOCUMENTS INCORPORATED BY REFERENCE

	The information required by Part III is incorporated by reference from the Registrant's Proxy statement for the 2004 Annual Meeting of Stockholders.

The Registrant is filing this Amendment No. 1 to Form 10-K for the following purposes:

1.	Revision of the information on the cover page relating to the number of
	shares outstanding of each of the issuer's classes of common equity, as of March 12, 2004, filed incorrectly stating 12,632,898 versus the appropriate number of shares outstanding of each of the issuer's classes of common equity, as of March 12, 2004 of 12,603,645.

2.	Revision of Note (6) Income Taxes of the Notes to Consolidated
	Financial Statements to omit the duplicate verbiage inadvertently included in the second line of the seventh paragraph to such note as follows: "because management believes that 35%".

3.	Revision of Exhibit 31.1, Certification Pursuant to Section 302 of
	the Sarbanes - Oxley Act of 2002, in accordance with SEC Rule 13a-14(a) / 15d-14(a) Certifications regarding the certifications required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR
	240.15d-14(a)). Exhibit 31.1, as amended and restated in its entirety, is included herewith to this Amendment No. 1 to Form 10-K for the Registrant.

4.	Revision of Exhibit 31.2, Certification Pursuant to Section 302 of the
	Sarbanes - Oxley Act of 2002, in accordance with SEC Rule 13a-14(a) / 15d-14(a) Certifications regarding the certifications required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) or Rule 15d-14(a) (17 CFR
	240.15d-14(a)). Exhibit 31.2, as amended and restated in its entirety, is included herewith to this Amendment No. 1 to Form 10-K for the Registrant.


<PAGE 2>


                                   SIGNATURES
				  ------------

	In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


					REGISTRANT:

					MERGE TECHNOLOGIES INCORPORATED



Date:   April 16, 2004			By:  /s/  Richard A. Linden
					-------------------------------------
					Richard A. Linden
					President and Chief Executive Officer


Date:   April 16, 2004			By:  /s/  Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Treasurer
					  and Secretary

<PAGE 3>


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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused
		such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared; and

	(b)	Designed such internal control over financial reporting, or
		caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

	(c) 	Evaluated the effectiveness of the Registrant's disclosure
		controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

	(d) 	Disclosed in this annual report any change in the Registrant's
		internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

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


<PAGE 3>


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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused
		such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared; and

	(b) 	Designed such internal control over financial reporting, or
		caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

	(c) 	Evaluated the effectiveness of the Registrant's disclosure
		controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

	(d) 	Disclosed in this annual report any change in the Registrant's
		internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

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


Date:	March 15, 2004


/s/  Scott T. Veech
----------------------------------------
Scott T. Veech, Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.


<PAGE 4>
<END OF DOCUMENT>