Form 10-Q
period 2004-03-31
MERGE TECHNOLOGIES INC
filed 2004-05-10
CIK 944765

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                    FORM 10-Q

	X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2004

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

	As of May 7, 2004, the issuer had 12,611,820 shares of Common Stock outstanding.

                                     INDEX
				    -------


									Page
								       ------

PART I	FINANCIAL INFORMATION
------------------------------

Item 1.	Consolidated Financial Statements...............................  1

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations...........................................  9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...... 19

Item 4.	Controls and Procedures......................................... 19



PART II	OTHER INFORMATION
--------------------------

Item 1.	Legal Proceedings............................................... 19

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
	Equity Securities............................................... 20

Item 3.	Defaults upon Senior Securities................................. 20

Item 4.	Submission of Matters to a Vote of Security Holders............. 20

Item 5.	Other Information............................................... 20

Item 6.	Exhibits and Reports on Form 8-K................................ 20


<PAGE i>


                                     PART I
				    --------


ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                               (in thousands, except for share data)


									  March 31,	December 31,
									    2004	    2003
									-----------	------------
									(Unaudited)

	                       ASSETS

Current assets:
  Cash...............................................................	$    18,113	$     16,871
  Accounts receivable, net of allowance for doubtful accounts of
   $385 and $374 at March 31, 2004 and December 31, 2003,
   respectively......................................................	      8,230	       8,359
  Inventory..........................................................	        910	         893
  Prepaid expenses...................................................	        447	         288
  Deferred tax asset.................................................	      2,953	       3,541
  Other current assets...............................................	        276	         156
									-----------	------------
Total current assets.................................................	     30,929	      30,108
									-----------	------------
Property and equipment:
  Computer equipment.................................................	      4,911	       4,819
  Office equipment...................................................	        724	         718
  Leasehold improvements.............................................	 	345		 259
									-----------	------------
									      5,980	       5,796
  Less accumulated depreciation and amortization.....................	      4,309	       4,122
									-----------	------------
Net property and equipment...........................................	      1,671	       1,674
Long-term accounts receivable........................................	         87	         101
Purchased and developed software, net of accumulated amortization of $7,823 and $7,314 at March 31, 2004 and December 31, 2003,
  respectively.......................................................	      8,828	       8,420

Intangibles - customer contracts, net of accumulated amortization of
  $468 and $371 at March 31, 2004 and December 31, 2003,
  respectively.......................................................	      1,475	       1,572
Goodwill.............................................................	     21,736	      21,846
Other................................................................	         54	         174
									-----------	------------
Total assets.........................................................	$    64,780	$     63,895
									===========	============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................	$       998	$      1,294
  Accrued wages......................................................	        803	         911
  Notes payable......................................................	        221	         219
  Redemption value related to exchangeable Common Stock..............	          5	          68
  Other accrued liabilities..........................................	        655	         795
  Deferred revenue...................................................	      3,797	       3,717
  Billings in excess of revenues - contracts in progress.............	        904	       1,381
									-----------	------------
Total current liabilities............................................	      7,383	       8,385
  Deferred tax liability.............................................	      2,106	       1,987
									-----------	------------
Total liabilities....................................................	      9,489	      10,372
									-----------	------------

Shareholders' equity:
  Preferred stock, $0.01 par value:  3,999,998 shares authorized;
   zero shares issued and outstanding at March 31, 2004 and
   December 31, 2003.................................................	$      ----	$       ----
  Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2004
   and December 31, 2003.............................................	       ----	        ----
  Special Voting Preferred stock, no par value:  one share
   authorized; one share issued and outstanding at March 31, 2004
   and December 31, 2003.............................................	       ----	        ----
  Series 2 Special Voting Preferred stock, no par value:  one share authorized; one share issued and outstanding at March 31, 2004
   and December 31, 2003.............................................	       ----	        ----
  Common Stock, $0.01 par value:  30,000,000 shares authorized;
   12,607,530 shares and 12,485,646 shares issued and outstanding at
   March 31, 2004 and December 31, 2003, respectively................	        126		 125
  Common Stock subscribed:  1,290 and 8,058 shares at March 31, 2004
   and December 31, 2003, respectively...............................	         19	          47
  Additional paid-in capital.........................................	     53,598	      53,175
  Retained earnings (accumulated deficit)............................	      1,298	         (56)
  Accumulated other comprehensive income - cumulative translation
   adjustment........................................................	        250	         232
									-----------	------------
Total shareholders' equity...........................................	     55,291	      53,523
									-----------	------------
Total liabilities and shareholders' equity...........................	$    64,780	$     63,895
									===========	============


		            See accompanying notes to consolidated financial statements.



<PAGE 1>


                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)
                            (in thousands, except for share data)



				            			     Three Months Ended
					 			          March 31,
								---------------------------
								    2004	    2003
								-----------	-----------

Net sales....................................................	$     8,637	$     6,117
Cost of sales................................................	      3,219	      2,051
								-----------	-----------
Gross profit.................................................	      5,418	      4,066
								-----------	-----------
Operating costs and expenses:
  Sales and marketing........................................	      1,694	      1,325
  Product research and development...........................	        482	        439
  General and administrative.................................	        912	        721
  Depreciation and amortization..............................	        189	        106
								-----------	-----------
Total operating costs and expenses...........................	      3,277	      2,591
								-----------	-----------
Operating income.............................................	      2,141	      1,475
								-----------	-----------
Other income (expense):
  Interest expense...........................................	         (5)	         (4)
  Interest income............................................	         54	         13
  Other, net.................................................	          3		 12
								-----------	-----------
Total other income...........................................	         52	         21
								-----------	-----------
Income before income taxes...................................	      2,193	      1,496
Income tax expense...........................................	        839	        180
								-----------	-----------
Net income...................................................	$     1,354	$     1,316
								===========	===========


Net income per share - basic.................................	$      0.10	$      0.12
								===========	===========

Weighted average number of common shares outstanding - basic.	 12,886,780	 10,462,086
								===========	===========

Net income per share - diluted...............................	$      0.10	$      0.11
								===========	===========
Weighted average number of common shares outstanding
  - diluted..................................................	 13,752,543	 11,238,171
								===========	===========


                 See accompanying notes to consolidated financial statements.



<PAGE 2>



                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (in thousands)

								     Three Months Ended
									  March 31,
								---------------------------
								    2004	   2003
								------------	-----------

Cash flows from operating activities:
 Net income...................................................	$     1,354	$     1,316
 Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation and amortization..............................	        827	        555
   Amortization of discount on note acquired in merger........	          4	          4
   Provision for (recoveries of) doubtful accounts receivable.	         11	        (20)
   Deferred income taxes......................................	        782	       ----
   Change in assets and liabilities:
    Accounts receivable.......................................	        118	        807
    Inventory.................................................	        (17)	       (284)
    Prepaid expenses..........................................	       (160)	       (101)
    Accounts payable..........................................	       (241)	       (272)
    Accrued wages.............................................	       (108)	       (140)
    Other accrued expenses....................................	       (110)	        580
    Deferred revenue and billings in excess of revenues.......	       (386)	        309
    Other.....................................................	         69		 (3)
								-----------	-----------
Net cash provided by operating activities.....................	      2,143	      2,751

Cash flows from investing activities:
 Purchases of property and equipment..........................	       (191)	       (233)
 Capitalized software development.............................	       (958)	       (468)
								-----------	-----------
Net cash used in investing activities.........................	     (1,149)	       (701)
								-----------	-----------

Cash flows from financing activities:
 Proceeds from exercise of stock options......................	        238	         25
 Proceeds from employee stock purchase plan...................	         19	         28
 Principal payments under capital leases......................	       ----	         (7)
								-----------	-----------
Net cash provided by financing activities.....................	        257	         46
								-----------	-----------
Effect of exchange rate changes on cash.......................	         (9)	         63
								-----------	-----------
Net increase in cash and cash equivalents.....................	      1,242	      2,159
								-----------	-----------
Cash, beginning of period.....................................	     16,871	      4,411
								-----------	-----------
Cash, end of period...........................................	$    18,113	$     6,570
								===========	===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid for income taxes..................................	$       229	$        61
  Cash paid for interest......................................	       ----	          1

Non-cash Financing and Investing Activities:
  Redemption value related to exchangeable Common Stock.......	          1	         22


                     See accompanying notes to consolidated financial statements.



<PAGE 3>


                     MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                        (Unaudited)
                                       (in thousands)


							    Three Months Ended
								 March 31,
							--------------------------
							    2004	   2003
							-----------	----------

Net income.............................................	$     1,354	$    1,316

Accumulated other comprehensive income - cumulative
  translation adjustment...............................	         18	        97
							-----------	----------

Comprehensive income...................................	$     1,372	$    1,413
							===========	==========


                See accompanying notes to consolidated financial statements.



<PAGE 4>


                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited and in thousands, except for share data)


(1)	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES


	The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K of Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge eFilm, and its subsidiaries and affiliates ("we," "us" or "our").

	Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations.

Stock-Based Compensation
-------------------------

	We maintain three stock-based employee compensation plans and one director option plan. We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended ("SFAS No. 123"), which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and provide pro forma disclosures as if the fair value-based method defined in SFAS No. 123 had been applied.

	We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income would have been decreased in the three months ended March 31, 2004 and 2003, to the pro forma amounts indicated below:


						Three Months ended March 31,
						    2004	    2003
						-----------	-----------

Net income, as reported...................... 	$     1,354	$     1,316
Deduct:  Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax benefits................ 	       (182)	       (133)
						-----------	-----------
Pro forma net income.........................	$     1,172	$     1,183
						===========	===========

Earnings per share:

  Basic - as reported........................	$      0.10	$      0.12
						===========	===========
  Basic - pro forma..........................	$      0.09	$      0.11
						===========	===========


  Diluted - as reported......................	$      0.10	$      0.11
						===========	===========
  Diluted - pro forma........................	$      0.09	$      0.10
						===========	===========

(2)	GOODWILL AND OTHER INTAGIBLES

	Goodwill is our only unamortizable intangible asset. In the three months ended March 31, 2004, we reduced goodwill by $110 due to a Canadian tax credit associated with software development efforts related to periods prior to


<PAGE 5>


                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited and in thousands, except for share data)


our acquisition of eFilm Medical Inc. ("eFilm"). The changes in the carrying amount of goodwill in the three months ended March 31, 2004, are as follows:

	Balance as of January 1, 2004....................  $	21,846
	Goodwill related to eFilm acquisition............	  (110)
							   -----------
	Balance as of March 31, 2004.....................  $	21,736
							   ===========

	Our intangible assets, other than internally developed software, subject to amortization are summarized as of March 31, 2004, as follows:

					  Weighted
					   Average
					  Remaining	    Gross
					 Amortization	  Carrying	 Accumulated
					Period (Years)	   Amount	Amortization
					-------------	------------	------------

Purchased software.....................	     3.6	$      2,901	$	(793)
Customer contracts.....................	     3.8	       1,943	 	(468)
							------------	------------
Total..................................	     3.7	$      4,844	$     (1,261)
							============	============


	Amortization expense was $244 for the three months ended March 31, 2004. Estimated aggregate amortization expense for each of the next five years is as follows:

		For the remaining nine months:		2004	$  729
		For the year ended:			2005	$  935
							2006	$  924
							2007	$  708
							2008	$  287

(3)	INCOME PER SHARE

	Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options and warrants with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.


<PAGE 6>


                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited and in thousands, except for share data)


							         March 31,
							---------------------------
							    2004	    2003
							------------	-----------

Numerator:
Net income...........................................	$      1,354	$     1,316
Accretion of redemption value related to Interpra
  exchangeable shares................................ 		  (1)	        (22)
Allocation of income to Interpra exchangeable shares.	          (1)	        (28)
							------------	-----------
Numerator for net income per share - basic and
  diluted............................................	$      1,352	$     1,266
							============	===========

Denominator:
Weighted average number of shares of Common Stock
  and participating securities outstanding...........	  12,886,780	 10,462,086

Effect of stock options..............................	     865,763	    682,762
Effect of warrants...................................	        ---- 	     93,323
							------------	-----------
Denominator for net income per share - diluted.......	  13,752,543	 11,238,171
							============	===========

 Net income per share - basic........................	$	0.10 	$      0.12
 Net income per share - diluted......................	$	0.10	$      0.11



	For the three months ended March 31, 2004 and 2003, 323,500 and 205,000, respectively, of options and warrants to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock.

(4)	ACQUISITIONS

	On July 17, 2003, we acquired all of the outstanding capital stock of RIS Logic, Inc. ("RIS Logic") pursuant to a Merger Agreement dated July 9, 2003, for a total purchase price of $16,984 consisting primarily of cash, vested options and 771,804 shares of Common Stock. RIS Logic has been in the business of the development and sales of Radiology Information System ("RIS") products to end user imaging centers.

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

	The acquisition was accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for RIS Logic since the acquisition date, July 17, 2003. The amount allocated to purchased and developed software is being amortized over a five-year period. The estimated asset life is determined based on projected future economic benefits and expected life cycles of the technologies. The amount assigned to goodwill is not being amortized, but


<PAGE 7>


                 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Unaudited and in thousands, except for share data)


will be tested for impairment annually or under certain circumstances that may indicate a potential impairment. The following is a summary of purchase consideration for the acquisition of RIS Logic:

	Form of Consideration	                   Fair Value
	---------------------------------------   ------------
	Cash...................................	   $     4,311
	771,804 shares of Common Stock.........	        11,041
	Vested stock options...................	         1,452
	Transaction costs......................	           180
						   -----------
	Total consideration....................	   $    16,984
						   ===========

	The total purchase consideration of approximately $16,984 was allocated to the fair value of the net assets acquired as follows:

						    Fair Value
						   -----------
	Current assets.........................	   $     2,184
	Other assets...........................	           247
	Purchased and developed technologies...	         1,483
	Customer contracts.....................	           977
	Goodwill...............................	        14,469
	Liabilities assumed....................	        (2,376)
						   -----------
	Total consideration....................	   $    16,984
						   ===========

	Of the amount assigned to goodwill in the acquisition, the $14,469 will not be deductible for federal income tax purposes.

	The following unaudited pro forma information shows the results of our operations for the three months ended March 31, 2003, as if the RIS Logic business combination had occurred at the beginning of the period. This data is not indicative of the results of operations that would have arisen if the business combination had occurred at the beginning of the period. Moreover, this data is not intended to be indicative of future results of operations.

		Revenue........................	$	7,105
		Net income.....................	$	  935
		Earnings per share:
		  Basic........................	$	 0.08
		  Diluted......................	$	 0.07


<PAGE 8>


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS

Special Note on Forward-Looking Statements
-------------------------------------------

	Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words: believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others and in addition to those listed under Factors That May Affect Future Results of Operations, Financial Condition or Business, our lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, risks of loss associated with potential infringement of our products or services on the intellectual property rights of others, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operation, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview
---------

	We started operations in 1987 and are a leading provider of Picture Archiving and Communications Systems ("PACS") and RIS software to imaging centers, specialty clinics, small and medium sized hospitals, and PACS component and connectivity technologies to many Original Equipment Manufacturers ("OEM's") throughout the world. We have been an active leader in the development in the industry standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM") technology which defines the standard configuration for digital imaging. DICOM is used by virtually all OEM's building modalities for healthcare.

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

	Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures. Within the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (less than 400 beds); and certain specialty clinics like orthopedic practices that offer imaging services. The Frost and Sullivan 2002 survey indicated that less than 30% of those markets are currently using a PACS to achieve a filmless workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering filmless and paperless workflow.

	The markets for our products are highly competitive. Many customers purchase products from us and from our competitors as well. Our historical connectivity solutions product line has been the mainstay, which pioneered


<PAGE 9>


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

	We have aggressively expanded our product offering, especially in the past two years, through our acquisitions of eFilm and RIS Logic. We became a full PACS provider in June 2002 through our acquisition of eFilm which provided the visualization platform, which when combined with our existing PACS components, allowed us to release our first integrated PACS system for the small and medium sized hospital and imaging center market. The eFilm Workstation(Trademark) also is the core to our strategy to "own" the clinician desktop market. We sell our eFilm Workstation(Trademark) on the Internet for a small annual subscription. This strategy allows radiologists or clinicians reluctant to move to reading images digitally, to do so easily and very inexpensively, particularly relative to other similar clinical diagnostic tools on the market. This strategy also positions us to be the PACS system of choice for that healthcare system.

	Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target market. We saw this as a growing need of our target market. The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having PACS deliver film-less workflow and a RIS deliver paperless workflow. We see these products as core elements behind our success in achieving our results in the three months ended March 31, 2004, and for the foreseeable future.


Significant Events in the Three Months Ended March 31, 2004
------------------------------------------------------------

	During the three months ended March 31, 2004, we placed emphasis on North American direct sales, the design and development of our next generation RIS/PACS in close collaboration with our customers, and the strengthening of our professional services organization.

	We continue to be a single-source provider for radiology business and clinical workflow software, delivering service and support from a unified professional service team. During the three months ended March 31, 2004, we successfully closed 17 new FUSION(Trademark) RIS, PACS or RIS/PACS contracts, growing our total number of FUSION(Trademark) solution customers to 143, representing over 290 healthcare facilities.

	We continue to see accelerating interest from our target market for a comprehensive workflow solution from a single, trusted healthcare software solutions provider. In response to this trend, we are driving our North American distribution strategy through a combination of direct sales and new business development relationships that broaden our market coverage. We have remained consistent in our focus on imaging centers, small to medium size hospitals, and specialty clinics, including a growing target market of orthopedic groups and neurosurgery centers that recognize the value of integrating PACS solutions into their clinical practice.

	During the three months ended March 31, 2004, we released a new version and pricing model of eFilm Workstation(Trademark), the diagnostic imaging desktop software market leader, and we continued developing our next generation RIS/PACS with single desktop integration, enhanced web capabilities and new modules of functionality such as voice recognition and document management. Finally, our professional services group has expanded both in size and capabilities in line with our growing volume of FUSION(Trademark) RIS, PACS and RIS/PACS implementations and our increasing number of service contracts. Our professional services group optimizes our customers' RIS/PACS investments through a planning and implementation process based on sharing responsibilities and establishing long-term partnerships.


<PAGE 10>


RESULTS OF OPERATIONS
(in thousands)


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003
-------------------------------------------------------------------------------

	The following table sets forth selected unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

						 Three Months Ended
						      March 31,
						--------------------
						2004		2003
						----		----

Net sales.....................................	100%		100%
Cost of sales.................................	 37		 34
						----		----
Gross profit..................................	 63		 66
						----		----
Operating costs and expenses:
  Sales and marketing.........................	 20		 22
  Product research and development............	  6		  7
  General and administrative..................	 10		 11
  Depreciation and amortization...............	  2		  2
						----		----
Total operating costs and expenses............	 38		 42
						----		----
Operating income..............................	 25		 24
Total other income, net.......................	  1		  0
						----		----
Income before income taxes....................	 26		 24
Income tax expense............................	 10		  2
						----		----
Net income....................................	 16%		 22%
						====		====

NET SALES

	Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/value added resellers ("VARs"), net of estimated product returns. Net sales for the three months ended March 31, 2004 include the results of our acquisition of RIS Logic on July 17, 2003. The following table sets forth net sales component data.

<CAPION>
					           Three Months Ended
						        March 31,
						-------------------------
				  		  2004		   2003		% Change
						---------	---------	--------

Direct sales.................................	$  3,673	$  1,338	  175%
  As a percentage of total net sales.........	      42%	      22%

Professional services........................	$  2,481	$  1,357	   83%
  As a percentage of total net sales.........	      29%	      22%

OEM / VARs...................................	$  2,483	$  3,422	  -27%
  As a percentage of total net sales.........	      29%	      56%

Total net sales..............................	$  8,637	$  6,117	   41%



	Direct sales consist of software and purchased components delivered in PACS, RIS and RIS/PACS sales to healthcare facilities and imaging centers. The $2,335 increase in direct sales in the three months ended March 31, 2004 compared to March 31, 2003 is attributed to increased revenue recognized on RIS, PACS or RIS/PACS deals, including 17 new sales closed during the three months ended March 31, 2004. Direct sales in the three months ended March 31, 2003 were reduced by a $430 provision for a sales return from one customer related to a sale made in the third quarter of 2002.


<PAGE 11>


	Net sales from the professional services group increased $1,124 in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts. We anticipate net sales from the professional services group to continue to grow as part of the overall growth in the sales made directly to healthcare facilities and imaging centers.

	Net sales to OEM/VARs and dealers decreased $939 in the three months ended March 31, 2004 attributed to a long-term OEM component business with one customer reaching end of life, a shift in our focus from regional VARs to targeting national business development relationships in the United States of America and we experienced unusually low sales from European VARs.

COST OF SALES

	Cost of sales consists of purchased components and service costs associated with net sales, amortization of purchased and developed software and acquired customer contracts.

	The cost of purchased components decreased as a percentage of net sales to 13% in the three months ended March 31, 2004 compared to 16% in the three months ended March 31, 2003. The cost of purchased components increased to $1,115 in the three months ended March 31, 2004 compared to $984 in the three months ended March 31, 2003, as a result of the purchased components included in RIS/PACS deals recognized under the percentage-of-completion method of contract accounting during the three months ended March 31, 2004.

	The cost of professional services increased to $1,466 in the three months ended March 31, 2004 compared to $605 in the three months ended March 31, 2003. The increase was due to our acquisition of RIS Logic in the third quarter of 2003 and the reassignment of several pre-sales and technical sales staff to the professional services group to keep pace with the increase in RIS, PACS and RIS/PACS deals.

	Amortization of purchased and developed software increased to $638 in the three months ended March 31, 2004 compared to $462 in the three months ended March 31, 2003. As a percentage of net sales, amortization of purchased and developed software decreased slightly to 7% in the three months ended March 31, 2004 compared to 8% in the three months ended March 31, 2003. The dollar increase in the three months ended March 31, 2004 is a result of the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of RIS Logic.

GROSS PROFIT

	Gross profit increased 33% to $5,418 in the three months ended March 31, 2004 from $4,066 in the three months ended March 31, 2003. As a percentage of net sales, gross profit decreased to 63% of net sales in the three months ended March 31, 2004 compared to 66% in the three months ended March 31, 2003. The decrease in gross margin in the three months ended March 31, 2004 is a result of the increased professional services cost of goods sold due to the reassignments of staff to the professional service group.

SALES AND MARKETING

	Sales and marketing expense increased 28% to $1,694 in the three months ended March 31, 2004 from $1,325 in the three months ended March 31, 2003. The increase is the result of our objective to invest in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities. In addition, sales staff headcount increased in the three months ended March 31, 2004, compared to the three months ended March 31, 2003, as a result of normal hiring and sales people retained from the acquisition of RIS Logic.


<PAGE 12>


PRODUCT RESEARCH AND DEVELOPMENT

	Research and development expense as a percentage of net sales remained relatively consistent at 6% for the three months ended March 31, 2004 compared to 7% for the three months ended March 31, 2003. Research and development expense increased 10% to $482 in the three months ended March 31, 2004 from $439 in three months ended March 31, 2003. Capitalization of software development costs increased $490 to $958 in the three months ended March 31, 2004 from $468 in the three months ended March 31, 2003. We anticipate research and development costs will continue to increase in 2004 as we increase our new product development, particularly related to developing our FUSION(Trademark) application modules and further integrate our RIS/PACS technologies.

GENERAL AND ADMINISTRATIVE

	General and administrative expense increased 26% to $912 in the three months ended March 31, 2004 from $721 in the three months ended March 31, 2003. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. The $191 increase is primarily attributed to increased costs associated with corporate governance and compliance with the Sarbanes - Oxley Act of 2002.

DEPRECIATION AND AMORTIZATION

	Depreciation and amortization expense increased 78% or $83 to $189 in the three months ended March 31, 2004 from $106 in the three months ended March 31, 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This is net of amortization of capitalized software, which is a component of cost of sales. Depreciation and amortization expense is expected to increase in 2004 over 2003 as we increase our investment to support our growth.

OTHER INCOME, EXPENSE

	Our interest expense increased to $5 in the three months ended March 31, 2004 from $4 in three months ended March 31, 2003, and interest income was $54 in the three months ended March 31, 2004 compared to interest income of $13 in three months ended March 31, 2003. The increase in interest income is directly attributed to our increased cash balance at March 31, 2004. Other income, net, was $3 in the three months ended March 31, 2004 compared to other income, net in the three months ended March 31, 2003 of $12.

INCOME TAXES

	We recorded income tax expense of $839 in the three months ended March 31, 2004 and $180 in the three months ended March 31, 2003. The increase is attributed to our estimated domestic and international effective rate of 38%, which has been applied to the three month period ended March 31, 2004, compared to the 12% rate applied to the three month period ended March 31, 2003. The 2003 effective tax was benefited by the reduction of valuation allowances associated with net operating loss and tax credit carryforwards.


Liquidity and Capital Resources
--------------------------------------
(in thousands, except for share data)


OPERATING CASH FLOWS

	Cash provided by operating activities was $2,143 in the three months ended March 31, 2004 compared to $2,751 in the in the three months ended March 31, 2003. Our positive operating cash flow in the three months ended March 31, 2004 was due primarily to net income of $1,354, depreciation and amortization expense of $827 and deferred income taxes of $782, offset by a $386 decrease in deferred revenue and billings in excess of revenues due to the progress made and stage of completion on contracts accounted for under contract accounting, and a decrease of $241 in accounts payable.


<PAGE 13>


	The total days sales outstanding for the three months ended March 31, 2004 improved to 86 days compared to 97 days for the three months ended March 31, 2003. The decrease in days sales outstanding is attributed to the continued effort towards collection of receivables.

	Although we anticipate recording income tax expense using a 38% effective income tax rate in 2004, the cash flow impact is expected to be less, due to tax benefits associated with utilizing net operating losses, tax credits and tax deductions associated with certain stock option exercises or disqualifying sales.

INVESTING CASH FLOWS

	Cash used in investing activities was $1,149 in the three months ended March 31, 2004, due primarily to cash outflows for capitalized software development costs of $958 and purchases of capital equipment of $191. We expect to continue to invest in software development projects that will continue to accelerate sales.

FINANCING CASH FLOWS

	Cash provided by financing activities was $257 in the three months ended March 31, 2004. We received net proceeds of $238 from employee and director stock option exercises and $19 from purchases of our Common Stock by employees under our employee stock purchase plan.

	Total outstanding commitments at March 31, 2004 were as follows:

						       Less than	 1 - 3		  4 - 6	        7 - 10
	Contractual Obligations		 Total	         1 Year		 Years		  Years	 	 Years
	------------------------------	-------	       --------		--------	--------	-------

	Short-term debt...............	$   229	       $    229		$   ----	$   ----	$  ----
	Operating leases..............	  3,498	            695	           1,360	     822	    621
					-------	       --------         --------        --------        -------
	Total contractual cash
	  obligations.................	$ 3,727	       $    924	        $  1,360	$    822	$   621
					=======        ========         ========        ========        =======


	We also have a liability recorded of $5 for put options on the remaining 1,000 of 420,000 exchangeable shares of eFilm, formerly known as Merge Technologies Canada Ltd., further formerly known as Interpra Medical Imaging Network Ltd. ("Interpra exchangeable shares"), which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

	In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million effective November 21, 2003, and maturing December 31, 2006. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At March 31, 2004, the loan's interest rate was 3.25%. No amounts were outstanding on the line of credit as of March 31, 2004.

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


<PAGE 14>


Critical Accounting Policies
-----------------------------

	Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Critical accounting policies in which management makes significant estimates are revenue recognition, accounts receivable, software capitalization, goodwill and intangible asset valuation, other long-lived assets and income taxes.

REVENUE RECOGNITION

	Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

	For software arrangements, we recognize revenue according to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, Software Revenue Recognition, and related amendments ("SOP No. 97-2"). SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to Statement of Position No. 98-9, Modification of SOP
No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

	Revenue from sales of RIS and from RIS/PACS solutions sold directly to customers, where professional services are considered essential to the functionality of the solution sold, is recognized on a percentage-of-completion method, as prescribed by AICPA Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage-of-completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management's best estimate of the total amount of time it takes to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

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


<PAGE 15>


ACCOUNTS RECEIVABLE

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

SOFTWARE CAPITALIZATION

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

OTHER LONG-LIVED ASSETS

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

GOODWILL AND OTHER INTAGIBLE ASSETS

	Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating our impairment losses, we evaluated the fair value by estimating the expected present value of their
future cash flows.   The future cash flows are based upon management's
assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value to a revised amount.

INCOME TAXES

	As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax rate together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities.


Factors That May Affect Future Results of Operations,
Financial Condition or Business
-------------------------------------------------------

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


<PAGE 16>


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

	Changes in the Healthcare Industry - The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) will impact the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the United States of America healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

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

	Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon - We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property. We currently have a very limited patent portfolio. As a result, we may not be able to protect against misappropriation of our intellectual property.

	In addition, we could be subject to intellectual property infringement claims as the number of competitors grow and the functionality of our software solutions and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial damage award and to develop noninfringing technology, obtain a license or cease selling the software solutions that contain the infringing intellectual property.

	Dependence on Key Employees - Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Richard A. Linden, our President and Chief Executive Officer. We carry key man life insurance in the amount of $2,000,000 on Richard A. Linden. We do not carry key man life insurance on any other of our officers or directors. The loss of the services of any of these persons could have a material adverse effect on us.


<PAGE 17>


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

	Following an inspection by the FDA in November of 2003, we received a FDA warning letter and Form 483 (Notice of Inspectional Observations) listing observations of non-compliance with certain aspects of the FDA's Quality System Regulation. We responded to the FDA on February 5, 2004, and undertook a number of corrective actions in response to the Form 483 and the FDA warning letter.

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

	Product Related Liabilities - Many of our software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against us to date regarding injuries related to the use of our software solutions, such claims may be made in the future. Although we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against us, which is uninsured or underinsured, could materially harm our business, results of operations or financial condition.

	Risks Associated with Our Global Operations - We market, sell and service our software solutions globally. We have established offices around the world, including North America, the Netherlands and Japan. We will continue to expand our global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful indirect global sales and support channels. Our success will depend, in part, on our ability to form relationships with local partners. For these reasons, we may not be able to maintain or increase global market demand for our software solutions.

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


<PAGE 18>


	*  Natural disasters, war or terrorist acts.

	*  Poor selection of a partner in a country.

	* Political conditions which may threaten the safety of associates or our continued presence in foreign countries.


	Concentrations - Substantially all of our cash is held at one United States of America financial institution. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk. Substantially all of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.


Material Off Balance Sheet Arrangements
----------------------------------------

	We have no material off balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Information contained under the caption "Factors That May Affect Future Results of Operations, Financial Condition or Business" set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 is incorporated herein by reference.


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


Internal Control Over Financial Reporting
-------------------------------------------

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

	On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03-5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our "RIS Logic CS Scheduling System" product infringes upon their United States of America Patent No. 6,389,454 for their "Multi-Facility Appointment Scheduling System" product. We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful. Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others' proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback to cover any claims of breach of representation or warranty. We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims. However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.


<PAGE 19>



ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
	EQUITY SECURITIES

	In the three months ended March 31, 2004, we sold no shares of our Common Stock in transactions that were not registered under the Securities Act.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5.	OTHER INFORMATION

	None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		See Exhibit Index.

	(b)	On February 20, 2004, we filed a Form 8-K to report in Item
		12 the financial results of our fiscal year 2003.


<PAGE 20>


                                   SIGNATURES
				  ------------

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


				Registrant:

				MERGE TECHNOLOGIES INCORPORATED



May 10, 2004		By:	/s/  Richard A. Linden
				------------------------------------------------
				Richard A. Linden
				President and Chief Executive Officer



May 10, 2004		By:	/s/ Scott T. Veech
				------------------------------------------------
				Scott T. Veech
				Chief Financial Officer, Secretary and Treasurer
 				(Principal Financial Officer and Principal
				  Accounting Officer)

<PAGE 21>


                                   EXHIBIT INDEX
				  ---------------


2.1	Purchase Agreement, dated as of September 1, 1999, by and among Merge
	Technologies Incorporated, 3032854 Nova Scotia Company and Interpra Medical Imaging Network Ltd.(11)
2.2	Reorganization Agreement between Merge Technologies Incorporated, Merge
	Technologies Holdings Co., eFilm Medical Inc., Patrice Bret, Gregory Couch and Catherine McCallum, dated as of April 15, 2002(13)
2.3	Merger Agreement by and among Merge Technologies Incorporated, RL
	Acquisition Corp, RIS Logic Incorporated, and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003(14)
3.1	Articles of Incorporation of Registrant(2), Articles of Amendment as
	filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(6), Articles of Amendment as filed on February 23, 2001(6), and Articles of Amendment as filed on August 9, 2002(15)
3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)
10.1	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Richard A. Linden(15)
10.2	Employment Agreement entered into as of March 1, 2004, between
	Registrant and William C. Mortimore(15)
10.3	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Scott T. Veech(15)
10.4	Employment Agreement entered into as of March 1, 2004, between
	Registrant and David M. Noshay(15)
10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996(2)
10.6	Office Lease for West Allis Center dated May 24, 1996, between
	Registrant and Whitnall Summit Company, LLC, Supplemental Office Lease dated July 3, 1997(1), Supplemental Office Space Lease dated January
	30, 1999(2), Supplemental Office Space Lease for 1126 West Allis Operating Associates Limited Partnership dated April 11, 2000(4) and Second Amendment to Lease dated January 11, 2002, between Registrant
	and 1126 West Allis Operating Associates, Limited Partnership(7)
10.7	1998 Stock Option Plan For Directors(1)
10.8	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996,
	as amended and restated  in its entirety as of September 1, 2003(10)
10.9	2003 Stock Option Plan of Registrant dated June 24, 2003, and
	effective July 17, 2003(10)
10.10	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan, as
	amended(15)
10.11	Loan Agreement dated as of November 21, 2003, by and between Registrant
	and Lincoln State Bank(15)
10.12	Asset Purchase Agreement by and among Signal Stream, Inc., a wholly
	owned subsidiary of Merge Technologies Incorporated, and Aurora Technology Inc., entered into as of April 18, 2002(12)
31.1	Certification of Chief Executive Officer Pursuant to Section 13(a) of
	the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Section 13(a) of
	the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
	of the Sarbanes - Oxley Act of 2002)

99.1	Code of Ethics(15)

99.2	Whistleblower Policy(15)

----------------------------------

(1)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 1997.
(2)	Incorporated by reference from Registration Statement on Form SB-2
	(No. 333-39111) effective January 29, 1998.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the
	three months ended March 31, 1999.
(4)	Incorporated by reference from Quarterly Report on Form 10-QSB for the
	three months ended March 31, 2000.
(5)	Incorporated by reference from Proxy Statement for 2000 Annual Mailing
	of Shareholders dated May 9, 2000.
(6)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2000.
(7)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2001.
(8)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 2002.
(9)	Incorporated by reference from Quarterly Report on Form 10-Q for the
	three months ended June 30, 2003.
(10)	Incorporated by reference from Quarterly Report on Form 10-Q for the
	three months ended September 30, 2003.
(11)	Incorporated by reference from Current Report on Form 8-K dated
	September 3, 1999.
(12)	Incorporated by reference from Current Report on Form 8-K dated
	May 22, 2002.
(13)	Incorporated by reference from Current Report on Form 8-K dated
	June 28, 2002.
(14)	Incorporated by reference from Current Report on Form 8-K dated
	July 17, 2003.
(15)	Incorporated by reference from Annual Report on Form 10-K dated
	December 31, 2003.

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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused
		such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared; and

	(b) 	Designed such internal control over financial reporting, or
		caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

	(c) 	Evaluated the effectiveness of the Registrant's disclosure
		controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

	(d) 	Disclosed in this quarterly report any change in the
		Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

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


Date:  May 10, 2004


/s/  Richard A. Linden
--------------------------------------------
Richard A. Linden, Chief Executive Officer


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

4.	The Registrant's other certifying officer and I (herein, the
	"Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

	(a)	Designed such disclosure controls and procedures, or caused
		such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries (collectively, the "Company"), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared; and

	(b) 	Designed such internal control over financial reporting, or
		caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

	(c) 	Evaluated the effectiveness of the Registrant's disclosure
		controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

	(d) 	Disclosed in this quarterly report any change in the
		Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of this quarterly report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.	The Registrant's Certifying Officers have disclosed, based on the
	Certifying Officers' most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors:

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


Date:  May 10, 2004



/s/  Scott T. Veech
---------------------------------------
Scott T. Veech, Chief Financial Officer


See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.

-----------
EXHIBIT 32
-----------


      CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER
     ----------------------------------------------------------------------

          Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes - Oxley Act of 2002

	In connection with the Quarterly Report on Form 10-Q of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the three months ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

		(1)	The Report fully complies with the requirements of
	Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	The information contained in the Report fairly
	presents, in all material respects, the financial condition and results of operations of the Company.




Date:	May 10, 2004		By:	/s/  Richard A. Linden
					------------------------------
					Richard A. Linden
					Chief Executive Officer




Date:	May 10, 2004		By:	/s/ Scott T. Veech
					------------------------------
					Scott T. Veech
					Chief Financial Officer


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

<END OF DOCUMENT>