Form 10-Q
period 2004-06-30
MERGE TECHNOLOGIES INC
filed 2004-08-06
CIK 944765

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    FORM 10-Q

	     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2004

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

	As of August 6, 2004, the issuer had 13,008,739 shares of Common Stock outstanding.

                                      INDEX
				     -------

								      Page
								     ------
PART I	FINANCIAL INFORMATION
-------------------------------

Item 1.	Consolidated Financial Statements............................	1

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations....................................	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...  22

Item 4.	Controls and Procedures......................................  23


PART II	OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings............................................  23

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases
	of Equity Securities.........................................  23

Item 3.	Defaults upon Senior Securities..............................  23

Item 4.	Submission of Matters to a Vote of Security Holders..........  24

Item 5.	Other Information............................................  24

Item 6.	Exhibits and Reports on Form 8-K.............................  24


<PAGE i>



PART I

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------


                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                               (in thousands, except for share data)


									  June 30,	December 31,
									    2004	    2003
									-----------	------------
									(Unaudited)

	                       ASSETS

Current assets:
 Cash and cash equivalents............................................	$    20,683	$     16,871
 Accounts receivable, net of allowance for doubtful accounts of
   $385 and $374 at June 30, 2004 and December 31, 2003,
   respectively.......................................................	      8,751	       8,359
 Inventory............................................................	        958	         893
 Prepaid expenses.....................................................	        469	         288
 Deferred tax asset...................................................	      2,850	       3,541
 Other current assets.................................................	        491		 156
									-----------	------------
Total current assets..................................................	     34,202	      30,108
									-----------	------------
Property and equipment:
 Computer equipment...................................................	      4,963	       4,819
 Office equipment.....................................................	        724		 718
 Leasehold improvements...............................................	        345		 259
									-----------	------------
									      6,032	       5,796
 Less accumulated depreciation and amortization.......................	      4,502	       4,122
									-----------	------------
Net property and equipment............................................	      1,530	       1,674
Long-term accounts receivable.........................................	         87	         101
Purchased and developed software, net of accumulated amortization of $8,344 and $7,314 at June 30, 2004 and December 31, 2003,
  respectively........................................................	      9,170	       8,420
Intangibles - customer contracts, net of accumulated amortization of
  $565 and $371 at June 30, 2004 and December 31, 2003, respectively..	      1,378	       1,572
Goodwill..............................................................	     21,714	      21,846
Other.................................................................	         47	         174
									-----------	------------
Total assets..........................................................	$    68,128	$     63,895
									===========	============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable..................................................... 	$     1,042	$      1,294
 Accrued wages........................................................	        817	         911
 Notes payable........................................................	        221	         219
 Redemption value related to exchangeable Common Stock................	          5	          68
 Other accrued liabilities............................................	      1,003	         795
 Deferred revenue.....................................................	      4,585	       3,717
 Billings in excess of revenues - contracts in progress...............	      1,212	       1,381
									-----------	------------
Total current liabilities.............................................	      8,885	       8,385
 Deferred tax liability...............................................	      2,106	       1,987
									-----------	------------
Total liabilities.....................................................	     10,991	      10,372
									-----------	------------
Shareholders' equity:
 Preferred stock, $0.01 par value:  3,999,998 shares authorized; zero
  shares issued and outstanding at June 30, 2004 and December 31, 2003	$      ----	$       ----
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2004 and
  December 31, 2003...................................................	       ----	        ----
 Special Voting Preferred stock, no par value:  one share authorized;
  one share issued and outstanding at June 30, 2004 and December 31,
  2003................................................................	       ----		----
 Series 2 Special Voting Preferred stock, no par value:  one share authorized; one share issued and outstanding at June 30, 2004 and
  December 31, 2003...................................................	       ----	        ----
 Common Stock, $0.01 par value:  30,000,000 shares authorized;
  12,983,143 shares and 12,485,646 shares issued and outstanding at
  June 30, 2004 and December 31, 2003, respectively...................	        130	         125
 Common Stock subscribed:  1,196 and 8,058 shares at June 30, 2004
  and December 31, 2003, respectively.................................	         18		  47
 Additional paid-in capital...........................................	     53,977	      53,175
 Retained earnings (accumulated deficit)..............................	      2,795	         (56)
 Accumulated other comprehensive income - cumulative translation
  adjustment..........................................................          217	         232
									-----------	------------
Total shareholders' equity............................................	     57,137	      53,523
									-----------	------------
Total liabilities and shareholders' equity............................	$    68,128	$     63,895
									===========	============

                          See accompanying notes to consolidated financial statements.

<PAGE 1>



                            MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                 (in thousands, except for share data)


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------

Net sales............................... $     8,907	$     6,434	$     17,544	$    12,552
Cost of sales...........................       3,172	      1,628	       6,391	      3,680
					 -----------	-----------	------------	-----------
Gross profit............................       5,735	      4,806	      11,153	      8,872
					 -----------	-----------	------------	-----------

Operating costs and expenses:
 Sales and marketing....................       1,711	      1,477	       3,405	      2,802
 Product research and development.......	 423	        397	         905	        836
 General and administrative.............       1,024	        865	       1,936	      1,587
 Depreciation and amortization..........	 196	        117	         385	        223
					 -----------	-----------	------------	-----------
Total operating costs and expenses......       3,354 	      2,856	       6,631	      5,448
					 -----------	-----------	------------	-----------
Operating income........................       2,381	      1,950	       4,522	      3,424
					 -----------	-----------	------------	-----------
Other income (expense):
 Interest expense.......................	  (5)	         (4)	         (10)	         (8)
 Interest income........................          49	         12	         103	         25
 Other, net.............................	  64	       (249)	          67	       (236)
					 -----------	-----------	------------	-----------
Total other income (expense)............	 108	       (241)	         160	       (219)
					 -----------	-----------	------------	-----------
Income before income taxes..............       2,489	      1,709	       4,682	      3,205
Income tax expense......................	 992	        309	       1,831	        489
					 -----------	-----------	------------	-----------
Net income.............................. $     1,497	$     1,400	$      2,851	$     2,716
					 ===========	===========	============	===========

Net income per share - basic............ $      0.12	$      0.13	$       0.22	$      0.25
					 ===========	===========	============	===========
Weighted average number of common
 shares outstanding - basic.............  12,968,889	 10,762,195	  12,927,877	 10,612,970
					 ===========	===========	============	===========
Net income per share - diluted.......... $      0.11	$      0.12	$       0.21	$      0.23
					 ===========	===========	============	===========
Weighted average number of common
 shares outstanding - diluted...........  13,782,440	 11,677,051	  13,773,980	 11,479,134
					 ===========	===========	============	===========

                          See accompanying notes to consolidated financial statements.


<PAGE 2>



                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (in thousands)

								      Six Months Ended
									  June 30,
								---------------------------
								    2004	   2003
								------------	-----------
Cash flows from operating activities:
 Net income...................................................	$     2,851	$     2,716
Adjustments to reconcile net income to net cash provided by
  operating activities
    Depreciation and amortization.............................	      1,665	      1,107
    Amortization of discount on note acquired in merger.......	          8	          7
    Provision for (recoveries of) doubtful accounts
     receivable...............................................	         11	         (1)
    Deferred income taxes.....................................	        885	       ----

    Change in assets and liabilities:
     Accounts receivable......................................	       (413)	      1,362
     Inventory................................................	        (65)	       (375)
     Prepaid expenses.........................................	       (185)	       (231)
     Accounts payable.........................................	       (186)	       (844)
     Accrued wages............................................	        (92)	        165
     Other accrued expenses...................................	        284	         27
     Deferred revenue and billings in excess of revenues......	        720	        553
     Other....................................................	         (9)	        438
								-----------	-----------
Net cash provided by operating activities.....................	      5,474	      4,924
								-----------	-----------

Cash flows from investing activities:
 Purchases of property and equipment..........................	       (253)	       (440)
 Capitalized software development.............................	     (1,873)	     (1,004)
								-----------	-----------
 Net cash used in investing activities........................	     (2,126)	     (1,444)
								-----------	-----------
Cash flows from financing activities:
 Proceeds from notes receivable from related party............	       ----	         25
 Proceeds from exercise of stock options......................	        454	      1,046
 Proceeds from employee stock purchase plan...................           37	         61
 Principal payments under capital leases...................... 	       ----	         (7)
								-----------	-----------
Net cash provided by financing activities.....................	        491	      1,125
								-----------	-----------
Effect of exchange rate changes on cash.......................	        (27)	        134
								-----------	-----------
Net increase in cash and cash equivalents.....................	      3,812	      4,739
Cash and cash equivalents, beginning of period................	     16,871	      4,411
								-----------	-----------
Cash and cash equivalents, end of period......................	$    20,683	$     9,150
								===========	===========

Supplemental Disclosures of Cash Flow Information:
 Cash paid for income taxes...................................	$	813	$	146
 Cash paid for interest....................................... 	       ----	          1

Non-cash Financing and Investing Activities:
 Redemption value related to exchangeable Common Stock........	          1	         33


                          See accompanying notes to consolidated financial statements.

<PAGE 3>

                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)
                                               (in thousands)


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------

Net income............................	 $     1,497	$     1,400	$      2,851 	$     2,716
Accumulated other comprehensive
  income - Cumulative translation
  adjustment..........................	  	  33	 	155	  	 (15)		252
					 -----------	-----------	------------	-----------
Comprehensive net income..............	 $     1,530	$     1,555	$      2,836 	$     2,968
					 ===========	===========	============	===========

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

	We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income would have been decreased in the three and six months ended June 30, 2004 and 2003, to the pro forma amounts indicated below:


					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------

Net income, as reported................	 $     1,497	$     1,400	$      2,851	$     2,716
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax benefits...........	        (225)	       (253)	        (407)	       (386)
					 -----------	-----------	------------	-----------
Pro forma net income...................	 $     1,272	$     1,147	$      2,444	$     2,330
					 ===========	===========	============	===========
Earnings per share:
 Basic - as reported...................	 $      0.12	$      0.13	$       0.22	$      0.25
					 ===========	===========	============	===========
 Basic - pro forma.....................	 $      0.10	$      0.10	$       0.19	$      0.21
					 ===========	===========	============	===========

 Diluted - as reported.................	 $      0.11	$      0.12	$       0.21	$      0.23
					 ===========	===========	============	===========
 Diluted - pro forma...................	 $      0.09	$      0.10	$       0.18	$      0.20
					 ===========	===========	============	===========


Guarantees
-----------

	In November 2002, the Financial Accounting Standards Board (FASB) issued Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45").


<PAGE 5>


                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited and in thousands, except for share data)


FIN 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation.
In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees' use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions. Under our standard Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accrual for warranty claims have been made. Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made.


(2)	GOODWILL AND OTHER INTANGIBLES

	Goodwill is our only unamortizable intangible asset. In the six months ended June 30, 2004, we reduced goodwill by $132 due to the refund of Canadian tax credits associated with software development efforts related to periods prior to our acquisition of eFilm Medical Inc. ("eFilm"). The changes in the carrying amount of goodwill in the six months ended June 30, 2004, are as follows:

	Balance as of January 1, 2004.......................	$	21,846
	Goodwill related to eFilm acquisition...............	          (132)
								--------------
	Balance as of June 30, 2004.........................	$	21,714
								==============

	Our intangible assets, other than internally developed software, subject to amortization are summarized as of June 30, 2004, as follows:

					   Weighted
					    Average
					  Remaining	    Gross
					 Amortization	  Carrying	 Accumulated
					Period (Years)	   Amount	Amortization
					-------------	------------	------------
Purchased software.....................	     3.4	$      2,901	$	(941)
Customer contracts.....................	     3.5	       1,943		(565)
							------------	------------
Total..................................	     3.4	$      4,844	$     (1,506)
							============	============


<PAGE 6>


                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited and in thousands, except for share data)


	Amortization expense was $490 for the six months ended June 30, 2004. Estimated aggregate amortization expense for each of the next five years is as follows:

	For the remaining six months:		2004	$  484
	For the year ended:			2005	$  935
						2006	$  924
						2007	$  708
						2008	$  287

(3)	INCOME PER SHARE

	Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options and warrants with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

					      Three Months Ended	      Six Months Ended
             				           June 30,			  June 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------
Numerator:
 Net Income............................	 $     1,497	$     1,400	$      2,851	$     2,716
 Accretion of redemption value related
  to Interpra exchangeable shares......   	----		(12)	  	  (1)		(33)
 Allocation of income to Interpra
  exchangeable shares..................	 	----		(17)		  (1)		(48)
					 -----------	-----------	------------	-----------
 Numerator for net income per shares
  - basic and diluted..................	 $     1,497	$     1,371	$      2,849	$     2,635
					 ===========	===========	============	===========
Denominator:
 Weighted average number of shares of
  Common Stock and participating
  securities outstanding...............	  12,968,889	 10,762,195	  12,927,877	 10,612,970
					 -----------	-----------	------------	-----------
 Effect of stock option................	     813,551	    857,477	     846,103	    788,230
 Effect of warrants....................	 	----	     57,379		----	     77,934
					 -----------	-----------	------------	-----------
 Denominator for net income per
  share - diluted......................	  13,782,440	 11,677,051	  13,773,980	 11,479,134
					 ===========	===========	============	===========

Net income per share - basic...........	 $	0.12	$      0.13	$	0.22	$      0.25
Net income per share - diluted.........	 $	0.11	$      0.12	$	0.21	$      0.23


	For the three months ended June 30, 2004 and 2003, 43,000 and 35,000, respectively, of options and warrants to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock.

	For the six months ended June 30, 2004 and 2003, 130,000 and 35,000, respectively, of options and warrants to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock.

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

	The acquisition was accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for RIS Logic since the acquisition date, July 17, 2003. The amount allocated to purchased and developed software is being amortized over a five-year period. The estimated asset life is determined based on projected future economic benefits and expected life cycles of the technologies. The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment. The following is a summary of purchase consideration for the acquisition of RIS Logic:

	Form of Consideration			 Fair Value
	-------------------------------------	-------------
	Cash................................ 	$       4,311
	771,804 shares of Common Stock......	       11,041
	Vested stock options................	        1,452
	Transaction costs...................		  180
						-------------
	Total consideration.................	$      16,984
						=============

	The total purchase consideration of approximately $16,984 was allocated to the fair value of the net assets acquired as follows:

						 Fair Value
						------------
	Current assets......................	$      2,184
	Other assets........................	         247
	Purchased and developed technologies	       1,483
	Customer contracts..................	         977
	Goodwill............................	      14,469
	Liabilities assumed.................	      (2,376)
						------------
	Total consideration.................	$     16,984
						============

	Of the amount assigned to goodwill in the acquisition, the $14,469 will not be deductible for federal income tax purposes.

	The following unaudited pro forma information shows the results of our operations for the six months ended June 30, 2003, as if the RIS Logic business combination had occurred at the beginning of the period. This data is not indicative of the results of operations that would have arisen if the business combination had occurred at the beginning of 2003. Moreover, this data is not intended to be indicative of future results of operations.

	Revenue.............................	$   14,520
	Net income..........................	$    1,751
	Earnings per share:
	 Basic..............................	$     0.15
	 Diluted............................	$     0.14


<PAGE 8>


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Overview
----------

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

	Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures. Within the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (less than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services. The Frost and Sullivan 2002 survey indicated that less than 30% of those markets are currently using a PACS to achieve a filmless workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering filmless and paperless workflow.

	The markets for our products are highly competitive. Many customers purchase products from us and from our competitors as well. Our historical connectivity solutions product line has been the mainstay, which pioneered our


<PAGE 9>


development. The competitive challenge is that similar products are readily available and the connectivity products are incorporated into most imaging modalities. In the developing area of RIS and PACS workflow software applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities. We rely on our global brand and historical installation base as the market leader in connectivity products and desktop software image viewing applications, eFilm Workstation(tm). This installed base, reputation for clinical and technical quality and long-term service is a key differentiator among the competition. In addition, our software modular technique to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach.

	We have aggressively expanded our product offering, especially in the past two years, through our acquisitions of eFilm and RIS Logic. We became a full PACS provider in June 2002 through our acquisition of eFilm which provided the visualization platform, which when combined with our existing PACS components, allowed us to release our first integrated PACS system for the small and medium sized hospital and imaging center market. The eFilm Workstation(tm) also is core to our strategy to "own" the clinician desktop market. We sell our eFilm Workstation(tm) on the Internet for a small annual subscription. This strategy allows radiologists or clinicians reluctant to move to reading images digitally, to do so easily and very inexpensively, particularly relative to other similar clinical diagnostic tools on the market.

	Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target market. We saw this as a growing need of our target market. The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having PACS deliver filmless workflow and a RIS deliver paperless workflow. We see these products as core elements behind our success in achieving our results in the three and six months ended June 30, 2004, and for the foreseeable future.


SIGNIFICANT EVENTS IN THE THREE MONTHS ENDED JUNE 30, 2004

	During the three months ended June 30, 2004, we placed continued emphasis on North American direct sales, the design and development of our next generation RIS/PACS in close collaboration with our customers, and the strengthening of our professional services organization. We continue to see accelerating interest from our target market for a comprehensive workflow solution from a single, trusted healthcare software solutions provider. In response to this trend, we are driving our North American distribution strategy through a combination of direct sales and new business development relationships that broaden our market coverage. We have remained consistent in our focus on imaging centers, small to medium size hospitals, and specialty clinics, including a growing target market of orthopedic groups and neurosurgery centers that recognize the value of integrating PACS solutions into their clinical practice.

	Our OEM/value added resellers ("VARs") channel continued to experience challenges achieving their financial goals; however, we are encouraged by progress with key OEM customers and our European VARs. A new software product line customized for a leading OEM in Europe was released and began generating sales in the three months ended June 30, 2004. Several European VARs purchased FUSION(tm) PACS software modules and components for their customers in the three months ended June 30, 2004. Additionally, we believe that the recent new leadership of our OEM and international team will produce improved results in the second half of 2004.

	During the three months ended June 30, 2004, we successfully closed 20 new FUSION(tm) RIS, PACS or RIS/PACS contracts, growing our total number of FUSION(tm) solution customers to 160, representing over 320 healthcare facilities.

	During the three months ended June 30, 2004, we released several new FUSION(tm) software products, including our next generation RIS/PACS with single desktop integration, enhanced versions of FUSION(tm) PACS with web capabilities and new modules of functionality such as FUSION(tm) PACS voice recognition and FUSION(tm) RIS document management.


<PAGE 10>


	In July 2004, we signed a distribution agreement with SourceOne Healthcare Technologies ("SourceOne") to sell our FUSION(tm) PACS, RIS and RIS/PACS software products as part of our strategy to rapidly expand our ability to cover the North American healthcare market. SourceOne brings over 120 sales professionals to the relationship. With the combined strengths of both organizations, this partnership provides our target market and SourceOne's customers with the radiology workflow expertise to deliver a solution aligned with the customers' current needs, along with a future growth towards seamless digital, paperless and filmless, workflow.

RESULTS OF OPERATIONS
(in thousands)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003
-----------------------------------------------------------------------------

	The following table sets forth selected unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.
						 Three Months Ended
					  	      June 30,
						--------------------
						2004		2003
						---- 	        ----
Net sales.....................................	 100%		 100%
Cost of sales.................................	  36	          25
						----		----
Gross profit..................................	  64		  75
						----		----
Operating costs and expenses:
 Sales and marketing..........................	  19	          24
 Product research and development.............	   5	           6
 General and administrative...................	  11	          13
 Depreciation and amortization................	   2	           2
						----		----
Total operating costs and expenses............    37	          45
						----		----
Operating income..............................	  27	          30
Total other income (expense), net.............	   1	          (4)
						----		----
Income before income taxes....................	  28	          26

Income tax expense............................	  11	           4
						----		----
Net income....................................	  17%		  22%
						====		====

Net Sales
----------

	Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/VARs, net of estimated product returns. Net sales for the three months ended June 30, 2004 include the results of our acquisition of RIS Logic on July 17, 2003. The following table sets forth net sales component data.

<CAPION>
					           Three Months Ended
						        June 30,
						-------------------------
				  		  2004		   2003		% Change
						---------	---------	--------

Direct sales.................................	$  3,738	$  1,869	  100%
 As a percentage of total net sales..........	      42%	      29%

Professional services........................	$  2,794	$  1,389	  101%
 As a percentage of total net sales..........	      31%	      22%

OEM/VARs.....................................	$  2,375	$  3,176	  (25%)
 As a percentage of total net sales..........	      27%	      49%

Total net sales..............................	$  8,907	$  6,434	   38%



<PAGE 11>


	Direct sales consist of software and purchased components delivered in PACS, RIS and RIS/PACS sales to healthcare facilities and imaging centers. The $1,869 increase in direct sales in the three months ended June 30, 2004 compared to June 30, 2003 is attributed to increased revenue recognized on RIS, PACS or RIS/PACS deals, including 20 new sales closed during the three months ended June 30, 2004.

	Net sales from the professional services group increased $1,405 in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.

	Net sales to OEM/VARs and dealers decreased $801 in the three months ended June 30, 2004 attributed to the continued shift in our focus from regional VARs to targeting a national business development relationship in the United States of America and an overall decrease in international OEM/VAR sales.

Cost of Sales
--------------

	Cost of sales consists of purchased components and service costs associated with net sales, amortization of purchased and developed software and acquired customer contracts.

	The cost of purchased components increased to $962 in the three months ended June 30, 2004 compared to $533 in the three months ended June 30, 2003, as a result of the purchased components included in RIS, PACS, and RIS/PACS sales during the three months ended June 30, 2004. The three months ended June 30, 2003 include the recovery of a provision of $270 associated with inventory returned from a 2002 sale and an unusually high number of PACS sales with no associated hardware components (i.e. software only sales).

	The cost of professional services increased to $1,568 in the three months ended June 30, 2004 compared to $648 in the three months ended June 30, 2003. The increase is due to the growing number of RIS, PACS and RIS/PACS sales in 2004 and required headcount growth to install and maintain ongoing service and support for direct sales customers. The costs for the three months ended June 30, 2003 do not reflect headcount from our acquisition of RIS Logic in the third quarter of 2003.

	Amortization of purchased and developed software increased to $642 in the three months ended June 30, 2004 compared to $447 in the three months ended June 30, 2003. As a percentage of net sales, amortization of purchased and developed software remained constant at 7% in the three months ended June 30, 2004 and June 30, 2003. The dollar increase in the three months ended June 30, 2004 is a result of the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of RIS Logic.

Gross Profit
-------------

	Gross profit increased 19% to $5,735 in the three months ended June 30, 2004 from $4,806 in the three months ended June 30, 2003. As a percentage of net sales, gross profit decreased to 64% of net sales in the three months ended June 30, 2004 compared to 75% in the three months ended June 30, 2003. The gross profit for the three months ended June 30, 2003 is unusually high as the result of the previously mentioned $270 provision recovery in addition to the fact that direct sales in the three months ended June 30, 2003 consisted of an unusually high percentage of software only PACS sales.

Sales and Marketing
--------------------

	Sales and marketing expense increased 16% to $1,711 in the three months ended June 30, 2004 from $1,477 in the three months ended June 30, 2003. The increase is the result of our objective to invest in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities and imaging centers. In addition, sales


<PAGE 12>


staff headcount increased in the three months ended June 30, 2004, compared to the three months ended June 30, 2003, as a result of normal hiring and sales people assumed in connection with the acquisition of RIS Logic.

Product Research and Development
---------------------------------

	Research and development expense as a percentage of net sales remained relatively consistent at 5% for the three months ended June 30, 2004 compared to 6% for the three months ended June 30, 2003. Research and development expense increased 7% to $423 in the three months ended June 30, 2004 from $397 in the three months ended June 30, 2003. Capitalization of software development costs increased $379 to $915 in the three months ended June 30, 2004, from $536 in the three months ended June 30, 2003, as a result of our developing FUSION(tm) application modules and further integration of our RIS/PACS technologies.

General and Administrative
---------------------------

	General and administrative expense as a percentage of net sales decreased slightly to 11% for the three months ended June 30, 2004 compared to 13% for the three months ended June 30, 2003. General and administrative expense increased 18% to $1,024 in the three months ended June 30, 2004 from $865 in the three months ended June 30, 2003. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. The $159 increase is primarily attributed to increased costs associated with corporate governance and compliance with the Sarbanes - Oxley Act of 2002, as well as recruiting fees associated with the continued hiring of sales and service personnel.

Depreciation and Amortization
------------------------------

	Depreciation and amortization expense as a percentage of net sales remained constant at 2% for the three months ended June 30, 2004 and June 30, 2003. Depreciation and amortization expense increased 68% to $196 in the three months ended June 30, 2004 from $117 in the three months ended June 30, 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This is net of the amortization of capitalized software, which is a component of cost of sales.

Other Income, Expense
----------------------

	Our interest expense remained consistent at $5 in the three months ended June 30, 2004 from $4 in the three months ended June 30, 2003, and interest income was $49 in the three months ended June 30, 2004 compared to $12 in the three months ended June 30, 2003. The increase in interest income is directly attributed to our increased cash and cash equivalents balance at June 30, 2004. Other income, net, was $64 in the three months ended June 30, 2004 compared to other expense, net of $249 in the three months ended June 30, 2003. The other income, net for the three months ended June 30, 2004 is primarily attributed to the recovery from an insurance claim filed in 2003 for business interruption. The other expense, net for the three months ended June 30, 2003 is primarily attributed to unrealized foreign exchange losses on United States dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

Income Taxes
-------------

	We recorded income tax expense of $992 in the three months ended June 30, 2004 and $309 in the three months ended June 30, 2003. The increase is attributable to an adjustment of our estimated domestic and international effective rate for the full fiscal year of 39%, compared to the adjustment for the estimated full 2003 fiscal year rate of 15%. The 2003 effective tax was benefited by the reduction of valuation allowances associated with net operating loss and tax credit carryforwards.


<PAGE 13>


Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003
-------------------------------------------------------------------------

	The following table sets forth selected unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

						 Six Months Ended
						     June 30,
						-------------------
						2004	       2003
						----	       ----

Net sales.....................................	 100%		100%
Cost of sales.................................	  36	         29
						----	       ----
Gross profit..................................	  64	         71
						----	       ----
Operating costs and expenses:
 Sales and marketing..........................	  20	         22
 Product research and development.............	   5	          7
 General and administrative...................	  11	         13
 Depreciation and amortization................	   2	          2
						----	       ----
Total operating costs and expenses............	  38	         44
						----	       ----
Operating income..............................	  26		 27
Total other income (expense), net.............	   1	         (2)
						----	       ----
Income before income taxes....................	  27	         25
Income tax expense............................	  11	          4
						----	       ----
Net income....................................	  16%		 21%
						====	       ====

Net Sales
----------

	Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/VARs, net of estimated product returns. Net sales for the six months ended June 30, 2004 include the results of our acquisition of RIS Logic on July 17, 2003.
The following table sets forth net sales component data.

<CAPION>
					            Six Months Ended
						        June 30,
						-------------------------
				  		  2004		   2003		% Change
						---------	---------	--------

Direct sales.................................	$  7,411	$  3,207	  131%
 As a percentage of total net sales..........	      42%	      26%

Professional services........................	$  5,275	$  2,746	   92%
 As a percentage of total net sales..........	      30%	      22%

OEM/VARs.....................................	$  4,858	$  6,599	  (26%)
 As a percentage of total net sales..........	      28%	      53%

Total net sales..............................	$ 17,544	$ 12,552	   40%



	Direct sales consist of software and purchased components delivered in PACS, RIS and RIS/PACS sales to healthcare facilities and imaging centers. The $4,204 increase in direct sales in the six months ended June 30, 2004 compared to June 30, 2003 is attributed to increased revenue recognized on RIS, PACS or RIS/PACS deals, including 37 new sales closed during the six months ended June 30, 2004.

	Net sales from the professional services group increased $2,529 in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts. We


<PAGE 14>


anticipate net sales from the professional services group to continue to grow as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

	Net sales to OEM/VARs and dealers decreased $1,741 in the six months ended June 30, 2004 attributed to the continued shift in our focus from regional VARs to targeting national business development relationships in the United States of America and unusually low sales from European VARs in 2004 in addition to a long-term OEM component business with one customer reaching the end of its contractual life during 2004. We anticipate growth in the OEM/VAR group for the remainder of 2004 compared to the first six months.

Cost of Sales
--------------

	Cost of sales consists of purchased components and service costs associated with net sales, amortization of purchased and developed software and acquired customer contracts.

	The cost of purchased components increased to $2,077 in the six months ended June 30, 2004 compared to $1,518 in the six months ended June 30, 2003, as a result of the purchased components included in RIS/PACS deals recognized under the percentage-of-completion method of contract accounting and PACS only sales during the six months ended June 30, 2004.

	The cost of professional services increased to $3,034 in the six months ended June 30, 2004 compared to $1,253 in the six months ended June
30, 2003. The increase is due to the growing number of RIS, PACS and RIS/PACS sales in 2004 and required headcount growth to install and maintain ongoing service and support for direct sales customers. In addition, we re-assigned several pre-sales and technical staff to the professional services group in first three months of 2004 to keep pace with the increased installation demand. The costs for the six months ended June 30, 2003 do not reflect headcount from our acquisition of RIS Logic in the third quarter of 2003.

	Amortization of purchased and developed software increased to $1,280 in the six months ended June 30, 2004 compared to $909 in the six months ended June 30, 2003. As a percentage of net sales, amortization of purchased and developed software remained constant at 7% in the six months ended June 30, 2004 and June 30, 2003. The dollar increase in the six months ended June 30, 2004 is a result of the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of RIS Logic.

Gross Profit
-------------

	Gross profit increased 26% to $11,153 in the six months ended June 30, 2004 from $8,872 in the six months ended June 30, 2003. As a percentage of net sales, gross profit decreased to 64% of net sales in the six months ended June 30, 2004 compared to 71% in the six months ended June 30, 2003. The decrease in gross profit as a percentage of sales is due to the increased professional service costs previously discussed and the fact that direct sales in the six months ended June 30, 2003 consisted of an unusually high percentage of software only PACS sales which resulted in a high gross margin.

Sales and Marketing
--------------------

	Sales and marketing expense increased 22% to $3,405 in the six months ended June 30, 2004 from $2,802 in the six months ended June 30, 2003. The increase is the result of our objective to invest in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities and imaging centers. In addition, sales staff headcount increased in the six months ended June 30, 2004, compared to the six months ended June 30, 2003, as a result of normal hiring and sales people assumed in connection with the acquisition of RIS Logic.


<PAGE 15>


Product Research and Development
---------------------------------

	Research and development expense as a percentage of net sales remained relatively consistent at 5% for the six months ended June 30, 2004 compared to 7% for the six months ended June 30, 2003. Research and development expense increased 8% to $905 in the six months ended June 30, 2004 from $836 in the six months ended June 30, 2003. Capitalization of software development costs increased $869 to $1,873 in the six months ended June 30, 2004, from $1,004 in the six months ended June 30, 2003, as a result of our developing FUSION(tm) application modules and further integration of our RIS/PACS technologies during 2004.

General and Administrative
---------------------------

	General and administrative expense as a percentage of net sales decreased slightly to 11% for the six months ended June 30, 2004 compared to 13% for the six months ended June 30, 2003. General and administrative expense increased 22% to $1,936 in the six months ended June 30, 2004 from $1,587 in the six months ended June 30, 2003. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. The $349 increase is primarily attributed to increased costs associated with corporate governance and compliance with the Sarbanes - Oxley Act of 2002, as well as recruiting fees associated with the continued hiring of sales and service personnel.

Depreciation and Amortization
------------------------------

	Depreciation and amortization expense as a percentage of net sales remained constant at 2% for the six months ended June 30, 2004 and June 30, 2003. Depreciation and amortization expense increased $162 to $385 in the three months ended June 30, 2004 from $223 in the three months ended June 30, 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This is net of the amortization of capitalized software, which is a component of cost of sales. Depreciation and amortization expense is expected to increase in 2004 over 2003 as we increase our capital expenditures to support our growth.

Other Income, Expense
----------------------

	Our interest expense remained consistent at $10 in the six months ended June 30, 2004 from $8 in the six months ended June 30, 2003, and interest income was $103 in the six months ended June 30, 2004 compared to $25 in the six months ended June 30, 2003. The increase in interest income is directly attributed to our increased cash and cash equivalent balance throughout the first six months of 2004 compared to the first six months of 2003. Other income, net, was $67 in the six months ended June 30, 2004 compared to other expense, net of $236 in the six months ended June 30, 2003. The other income, net for the six months ended June 30, 2004 is primarily attributed to the recovery from an insurance claim filed in 2003 for business interruption. The other expense, net for the six months ended June 30, 2003 is primarily attributed to unrealized foreign exchange losses on United States dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

Income Taxes
-------------

	We recorded income tax expense of $1,831 in the six months ended June 30, 2004 and $489 in the six months ended June 30, 2003. The increase is attributed to our estimated domestic and international effective rate of 39%, which has been applied to the six months ended June 30, 2004, compared to the 15% rate applied to the six months ended June 30, 2003. The 2003 effective tax was benefited by the reduction of valuation allowances associated with net operating loss and tax credit carryforwards.


<PAGE 16>


LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except for share data)

Operating Cash Flows
---------------------

	Cash provided by operating activities was $5,474 in the six months ended June 30, 2004 compared to $4,924 in the in the six months ended June 30, 2003. Our positive operating cash flow in the six months ended June 30, 2004 was due primarily to net income of $2,851, depreciation and amortization expense of $1,665, a decrease in net deferred income taxes of $1,033 and an increase in deferred revenue and billings in excess of revenues of $720, offset by a $413 increase in accounts receivable, a $185 increase in prepaid assets, and a decrease of $186 in accounts payable.

	The total days sales outstanding for the six months ended June 30, 2004 remained relatively consistent at 91 days compared to 88 days for the six months ended June 30, 2003.

	Although we anticipate recording income tax expense using a 39% effective income tax rate in 2004, the cash flow impact is expected to be less, due to tax benefits associated with utilizing net operating losses, tax credits and tax deductions associated with certain stock option exercises or disqualifying sales of Common Stock associated with stock options.

Investing Cash Flows
---------------------

	Cash used in investing activities was $2,126 in the six months ended June 30, 2004, due to cash outflows for capitalized software development costs of $1,873 and purchases of capital equipment of $253. We expect to continue to invest in software development projects to increase sales.

Financing Cash Flows
---------------------

	Cash provided by financing activities was $491 in the six months ended June 30, 2004. We received net proceeds of $454 from employee and director stock option exercises and $37 from purchases of our Common Stock by employees under our employee stock purchase plan.

	Total outstanding commitments at June 30, 2004 were as follows:

						       Less than	 1 - 3		  4 - 6	        7 - 10
	Contractual Obligations		 Total	         1 Year		 Years		  Years	 	 Years
	------------------------------	-------	       --------		--------	--------	-------

	Short-term debt...............	$   225	       $    225	        $   ----	$   ----	$  ----
	Operating leases..............	  3,304		    720	  	   1,243	     779	    562
					-------	       --------	 	--------	--------	-------
	Total contractual cash
          obligations.................	$ 3,529	       $    945		$  1,243	$    779	$   562


	We also have a liability recorded of $5 for put options on the remaining 1,000 of 420,000 exchangeable shares of eFilm, formerly known as Merge Technologies Canada Ltd., further formerly known as Interpra Medical Imaging Network Ltd. ("Interpra exchangeable shares"), which may be exercised for a price of $4.50 per share during the period from August 31, 2004 until September 30, 2004.

	In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million effective November 21, 2003, and maturing December 31, 2006. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At June 30, 2004, the loan's interest rate was 3.25%. No amounts were outstanding on the line of credit as of June 30, 2004.

	We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, standby repurchase obligations or other commercial commitments.


<PAGE 17>


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


<PAGE 18>


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

Accounts Receivable
--------------------

	Our accounts receivable balance is reported net of an allowance for bad debts. Our management determines collection risk and records allowances for bad debts based on the aging of accounts and past transaction history with customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Software Capitalization
-------------------------

	Software capitalization commences when management determines that projects have achieved technological feasibility. Management's determination that a project has achieved technological feasibility does not ensure that the project can be commercially salable. Amounts capitalized include direct labor and estimates of overhead attributable to the projects. The useful lives of capitalized software projects are assigned by management, based upon the expected life of the software. Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If we determine in the future that the value of capitalized software cannot be recovered, a write-down of the value of the capitalized software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset or a shorter amortization period may be required.

Other Long-Lived Assets
------------------------

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

Goodwill and Other Intangible Assets
-------------------------------------

 	Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluated the fair value of goodwill and intangible assets by estimating the expected present value of their future
cash flows.   The future cash flows are based upon management's assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value to a revised amount.


<PAGE 19>


Income Taxes
-------------

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

	In addition, software revenue from sales of PACS solutions are generally recognized at the time of shipment to our customers. Software revenue from sales of RIS and RIS/PACS solutions are recognized on the percentage-of-completion method as the installation services are performed. As a result, significant changes in the sales mix of our FUSION(tm) solutions may have an impact on our quarterly revenues and consequently, our earnings.

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


<PAGE 20>


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

	Dependence on Key Employees - Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Richard A. Linden, our President and Chief Executive Officer. We carry key man life insurance in the amount of $5,000,000 on Richard A. Linden and $2,000,000 on Scott T. Veech, our Chief Financial Officer. We do not carry key man life insurance on any other of our officers or directors. The loss of the services of any of these persons could have a material adverse effect on us.

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


<PAGE 21>


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


	Concentrations - Substantially all of our cash and cash equivalents is held at one United States of America financial institution. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk. Substantially all of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

MATERIAL OFF BALANCE SHEET ARRANGEMENTS

	We have no material off balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Interest Rate Risk. Our cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2004, our cash equivalents and short-term investments include money market funds and short term deposits totaling $19,489, and earned interest at a weighted average rate of 0.6%. The value of the principal amounts are equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to sudden changes in market interest rates. We do not use our portfolio for trading or other speculative purposes.

	Foreign Currency Exchange Risk. We have sales and expenses in Canada and Europe that are denominated in currencies other than the United States dollar and as a result have exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.


<PAGE 22>


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


ITEM 2.	CHANGES IN SECURIITES, USE OF PROCEEDS AND ISSUER PURCHASES OF
	EQUITY SECURITIES

	In the three months ended June 30, 2004, we sold no shares of our Common Stock in transactions that were not registered under the Securities Act.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


<PAGE 23>


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	Our Annual Meeting of Shareholders was held on May 20, 2004. Matters voted on and the results of such votes are listed below.


								  Votes
								Against or
						Votes For	Withheld	Abstained	 Result
						---------	---------	---------	-------
Elect William C. Mortimore to serve as
 Director until the next annual meeting
 of Shareholders..............................  9,299,550	  992,665	     ----	Elected

Elect Robert A. Barish, M.D. to serve as
 Director until the next annual meeting of
 Shareholders................................. 10,012,232	  279,983	     ----	Elected

Elect Dennis Brown to serve as Director
 until the next annual meeting of
 Shareholders................................. 10,012,232	  279,983	     ----	Elected

Elect Michael D. Dunham to serve as
 Director until the next annual meeting of
 Shareholders................................. 10,012,232	  279,983	     ----	Elected

Elect Robert T. Geras to serve as Director
 until the next annual meeting of
 Shareholders................................. 10,012,232	  279,983	     ----	Elected

Elect Anna M. Hajek to serve as Director
 until the next annual meeting of
 Shareholders................................. 10,010,953	  281,262	     ----	Elected

Elect Richard A. Linden to serve as Director
 until the next annual meeting of
 Shareholders................................. 10,012,232	  279,983	     ----	Elected

Elect Richard A. Reck to serve as Director
 until the next annual meeting of
 Shareholders.................................  9,071,719	1,220,496	     ----	Elected

Elect Frank E. Seidelmann, D. O. to serve
 as Director until the next annual meeting of
 Shareholders................................. 10,012,232	  279,983	     ----	Elected



ITEM 5.	OTHER INFORMATION

	None.


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		See Exhibit Index.

	(b) 	On April 29, 2004, we filed a Form 8-K to report in Item 12,
		press release announcing financial results for the first
		quarter	of our fiscal year 2004.


<PAGE 24>


                                    SIGNATURES

	In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Registrant:

				MERGE TECHNOLOGIES INCORPORATED


August 6, 2004			By:	/s/ Richard A. Linden
					-------------------------------------
					Richard A. Linden
					President and Chief Executive Officer




August 6, 2004			By:	/s/ Scott T. Veech
					-------------------------------------
					Scott T. Veech
					Chief Financial Officer, Secretary
					   and Treasurer (Principal Financial
					   Officer and Principal Accounting
					   Officer)


<PAGE 25>


                                   EXHIBIT INDEX

2.1	Purchase Agreement, dated as of September 1, 1999, by and among Merge
	Technologies Incorporated, 3032854 Nova Scotia Company and Interpra Medical Imaging Network Ltd.(11)

2.2	Reorganization Agreement between Merge Technologies Incorporated, Merge
	Technologies Holdings Co., eFilm Medical Inc., Patrice Bret, Gregory Couch and Catherine McCallum, dated as of April 15, 2002(13)

2.3	Merger Agreement by and among Merge Technologies Incorporated, RL
	Acquisition Corp, RIS Logic Incorporated, and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003(14)

3.1	Articles of Incorporation of Registrant(2), Articles of Amendment as
	filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(6), Articles of Amendment as filed on February 23, 2001(6), and Articles of Amendment as filed on August 9, 2002(15)

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)

10.1	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Richard A. Linden(15)

10.2	Employment Agreement entered into as of March 1, 2004, between
	Registrant and William C. Mortimore(15)

10.3	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Scott T. Veech(15)

10.4	Employment Agreement entered into as of March 1, 2004, between
	Registrant and David M. Noshay(15)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996(2), as amended and restated in its entirety as of September
	1, 2003(10)

10.6	Office Lease for West Allis Center dated May 24, 1996, between
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

10.7	1998 Stock Option Plan For Directors(1)

10.8	2003 Stock Option Plan of Registrant dated June 24, 2003, and
	effective July 17, 2003(10)

10.9	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan,
	as amended(5)

10.10	Loan Agreement dated as of November 21, 2003, by and between
	Registrant and Lincoln State Bank(15)

10.11	Asset Purchase Agreement by and among Signal Stream, Inc., a wholly
	owned subsidiary of Merge Technologies Incorporated, and Aurora Technology Inc., entered into as of April 18, 2002(12)

31.1	Certification of Chief Executive Officer Pursuant to Section 13(a)
	of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Section 13(a)
	of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002)

99.1	Code of Ethics(15)

99.2	Whistleblower Policy(15)
_________________________

(1)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 1997.

(2)	Incorporated by reference from Registration Statement on Form SB-2
	(No. 333-39111) effective January 29, 1998.

(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the
	three months ended June 30, 1999.

(4)	Incorporated by reference from Quarterly Report on Form 10-QSB for the
	three months ended June 30, 2000.

(5)	Incorporated by reference from Proxy Statement for 2000 Annual Meeting
	of Shareholders dated May 9, 2000.

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

(11)	Incorporated by reference from Current Report on Form 8-K dated
	September 3, 1999.

(12)	Incorporated by reference from Current Report on Form 8-K dated
	May 22, 2002.

(13)	Incorporated by reference from Current Report on Form 8-K dated
	June 28, 2002.

(14)	Incorporated by reference from Current Report on Form 8-K dated
	July 17, 2003.

(15)	Incorporated by reference from Annual Report on Form 10-K for the
	fiscal year ended December 31, 2003.

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

Date:  August 6, 2004

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

Date:  August 6, 2004

/s/ Scott T. Veech
-------------------------------------------
Scott T. Veech, Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.

------------
EXHIBIT 32
------------

       CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

            Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                 Section 906 of the Sarbanes - Oxley Act of 2002

	In connection with the Quarterly Report on Form 10-Q of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

		(1)	The Report fully complies with the requirements of
	Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	The information contained in the Report fairly
	presents, in all material respects, the financial condition and results of operations of the Company.



Date:	August 6, 2004			By:	/s/ Richard A. Linden
						-------------------------
						Richard A. Linden
						Chief Executive Officer




Date:	August 6, 2004			By:	/s/ Scott T. Veech
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