Form 10-Q
period 2004-09-30
MERGE TECHNOLOGIES INC
filed 2004-11-08
CIK 944765

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    FORM 10-Q

	     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2004

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

	As of November 4, 2004, the Registrant had 13,163,750 shares of Common Stock outstanding.

                                      INDEX
				     -------

									 Page
								        ------
PART I	FINANCIAL INFORMATION
-------------------------------

Item 1.	Consolidated Financial Statements...............................  1

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations.......................................  9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk...... 22

Item 4.	Controls and Procedures......................................... 22


PART II	OTHER INFORMATION
---------------------------

Item 1.	Legal Proceedings............................................... 23

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of
	Equity Securities............................................... 23

Item 3.	Defaults upon Senior Securities................................. 23

Item 4.	Submission of Matters to a Vote of Security Holders............. 23

Item 5.	Other Information............................................... 23

Item 6.	Exhibits and Reports on Form 8-K................................ 24


<PAGE i>


                                      PART I
				     --------


ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------



                          MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                               (in thousands, except for share data)


									September 30,	December 31,
									    2004	    2003
									-----------	-----------
									(Unaudited)

	                       ASSETS

Current assets:
 Cash and cash equivalents............................................	$    23,977     $    16,871
 Accounts receivable, net of allowance for doubtful accounts of
   $404 and $374 at September 30, 2004 and December 31, 2003,
   respectively.......................................................	     10,254	      8,359
 Inventory............................................................	      1,094	        893
 Prepaid expenses.....................................................	        606	        288
 Deferred tax asset...................................................	      2,620	      3,541
 Other current assets.................................................	      1,124	        156
									-----------	-----------
Total current assets..................................................	     39,675	     30,108
									-----------	-----------
Property and equipment:
 Computer equipment...................................................	      5,021	      4,819
 Office equipment.....................................................	        745	        718
 Leasehold improvements...............................................	        347	        259
									-----------	-----------
									      6,113	      5,796
 Less accumulated depreciation and amortization.......................	      4,689	      4,122
									-----------	-----------
Net property and equipment............................................	      1,424	      1,674
Long-term accounts receivable.........................................	         78	        101
Purchased and developed software, net of accumulated amortization of
 $9,030 and $7,314 at September 30, 2004 and December 31, 2003,
 respectively.........................................................	      9,502	      8,420
Intangibles - customer contracts, net of accumulated amortization of
 $663 and $371 at September 30, 2004 and December 31, 2003,
 respectively.........................................................	      1,280	      1,572
Goodwill..............................................................	     21,714	     21,846
Other.................................................................	         51	        174
									-----------	-----------
Total assets..........................................................	$    73,724	$    63,895
									===========	===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable.....................................................  $     1,346	$     1,294
 Accrued wages........................................................	      1,338	        911
 Notes payable........................................................	       ----	        219
 Redemption value related to exchangeable Common Stock................	       ----	         68
 Other accrued liabilities............................................	        786	        795
 Deferred revenue.....................................................	      5,426	      3,717
 Billings in excess of revenues - contracts in progress...............	      2,333	      1,381
									-----------	-----------
Total current liabilities............................................. 	     11,229	      8,385

 Deferred tax liability...............................................	      2,170	      1,987
									-----------	-----------
Total liabilities.....................................................	     13,399	     10,372
									-----------	-----------

Shareholders' equity:
 Preferred stock, $0.01 par value:  3,999,998 shares authorized; zero shares issued and outstanding at September 30, 2004 and December 31,
  2003................................................................	$      ----	$      ----
 Series A Preferred Stock, $0.01 par value:  1,000,000 shares authorized; zero shares issued and outstanding at September 30,
  2004 and December 31, 2003..........................................	       ----	       ----
 Special Voting Preferred stock, no par value:  one share authorized;
  zero shares and one share issued and outstanding at September 30,
  2004 and December 31, 2003, respectively............................	       ----	       ----
 Series 2 Special Voting Preferred stock, no par value:  one share authorized; zero shares and one share issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively..............	       ----	       ----
 Common Stock, $0.01 par value:  30,000,000 shares authorized;
  13,122,553 shares and 12,485,646 shares issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively..............	        131	        125
 Common Stock subscribed:  1,187 and 8,058 shares at September 30,
  2004 and December 31, 2003, respectively............................	         17	         47
 Additional paid-in capital...........................................	     54,740	     53,175
 Retained earnings (accumulated deficit)..............................	      5,032	        (56)
 Accumulated other comprehensive income - cumulative translation
  adjustment..........................................................	        405		232
									-----------	-----------
Total shareholders' equity............................................	     60,325	     53,523
									-----------	-----------
Total liabilities and shareholders' equity............................	$    73,724	$    63,895
									===========	===========

                            See accompanying notes to consolidated financial statements.

<PAGE 1>



                            MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)
                                 (in thousands, except for share data)


					      Three Months Ended	      Nine Months Ended
             				         September 30,			September 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------

Net sales............................... $     9,307    $     7,619     $     26,851	$    20,170
Cost of sales...........................       3,208	      2,586	       9,599	      6,266
					 -----------	-----------	------------	-----------
Gross profit............................       6,099	      5,033	      17,252	     13,904
					 -----------	-----------	------------	-----------
Operating costs and expenses:
 Sales and marketing....................       1,683	      1,669	       5,088	      4,470
 Product research and development.......	 559	        566	       1,464	      1,402
 General and administrative.............       1,258	        901	       3,194	      2,487
 Depreciation and amortization..........	 202	        159		 587	        383
					 -----------	-----------	------------	-----------
Total operating costs and expenses......       3,702	      3,295	      10,333	      8,742
Operating income........................       2,397	      1,738	       6,919	      5,162
					 -----------	-----------	------------	-----------
Other income (expense):
 Interest expense.......................	  (3)	         (4)	         (13)	        (13)
 Interest income........................	  80	         35	         183	         60
 Other, net.............................	  15	         66	          82	       (169)
					 -----------	-----------	------------	-----------
Total other income (expense)............	  92		 97	         252	       (122)
					 -----------	-----------	------------	-----------
Income before income taxes..............       2,489	      1,835	       7,171	      5,040
Income tax expense......................	 252	        210	       2,083	        698
					 -----------	-----------	------------	-----------
Net income.............................. $     2,237	$     1,625	$      5,088	$     4,342
					 ===========	===========	============	===========


Net income per share - basic............ $	0.17	$      0.13	$       0.39	$      0.38
					 ===========	===========	============	===========
Weighted average number of common
 shares outstanding - basic.............  13,039,123	 12,233,517	  12,964,960	 11,158,830
					 ===========	===========	============	===========
Net income per share - diluted.......... $	0.16	$      0.12	$	0.37	$      0.35
					 ===========	===========	============	===========
Weighted average number of common
 shares outstanding - diluted...........  13,748,894	 13,333,497	  13,773,599	 12,155,375
					 ===========	===========	============	===========

                            See accompanying notes to consolidated financial statements.

<PAGE 2>



                        MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (in thousands)

								      Nine Months Ended
									September 30,
								---------------------------
								    2004	   2003
								------------	-----------
Cash flows from operating activities:
 Net income...................................................	$     5,088	$     4,342
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization...............................	      2,620	      1,803
  Amortization of discount on note acquired in merger.........           11	         11
  Provision for doubtful accounts receivable..................	         30	         71
  Deferred income taxes.......................................	      1,176	       ----
  Change in assets and liabilities, net of effects of
    acquisitions:
     Accounts receivable......................................	     (1,914)	      1,111
     Inventory................................................	       (201)	       (240)
     Prepaid expenses.........................................	       (315)	       (125)
     Accounts payable.........................................	        104	       (797)
     Accrued wages............................................	        424	        (43)
     Other accrued expenses...................................	        379	        836
     Deferred revenue and billings in excess of revenues......	      2,658	      1,087
     Other....................................................	       (807)	        (12)
								-----------	-----------
Net cash provided by operating activities.....................	      9,253	      8,044
								-----------	-----------
Cash flows from investing activities:
 Acquisitions, net of cash acquired...........................	       ----	     (4,416)
 Purchases of property and equipment..........................	       (328)	       (814)
 Capitalized software development.............................	     (2,672)	     (1,902)
								-----------	-----------
Net cash used in investing activities.........................	     (3,000)	     (7,132)
								-----------	-----------

Cash flows from financing activities:
 Proceeds from notes receivable from related party............	       ----	         25
 Proceeds from sale of Common Stock...........................	       ----	      7,745
 Proceeds from exercise of stock options and warrants.........	      1,042	      1,897
 Proceeds from employee stock purchase plan...................	         54	        106
 Repayment of note payable....................................	       (227)	       ----
 Principal payments under capital leases......................	       ----	         (7)
								-----------	-----------
Net cash provided by financing activities.....................	        869	      9,766
Effect of exchange rate changes on cash.......................	        (16)	        149
Net increase in cash and cash equivalents.....................	      7,106	     10,827
Cash and cash equivalents, beginning of period................	     16,871	      4,411
								-----------	-----------
Cash and cash equivalents, end of period......................	$    23,977	$    15,238
								===========	===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for income taxes...................................	$     1,188	$	174
 Cash paid for interest.......................................	       ----	          1

NON-CASH FINANCING AND INVESTING ACTIVITIES:
 Common Stock and options issued for acquisitions.............	       ----	     12,493
 Redemption value related to exchangeable Common Stock........	          1	         39

                            See accompanying notes to consolidated financial statements.

<PAGE 3>


                               MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)
                                               (in thousands)


					      Three Months Ended	      Nine Months Ended
             				         September 30,			September 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------

Net income............................	 $     2,237	$     1,625	$      5,088 	$     4,342
Accumulated other comprehensive income
 - Cumulative translation adjustment..	 	 188	 	 28	  	 173	 	279
					 -----------	-----------	------------	-----------
Comprehensive net income..............	 $     2,425	$     1,653	$      5,261	$     4,621
					 ===========	===========	============	===========

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

Stock-Based Compensation
--------------------------

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

	We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income would have been decreased in the three and nine months ended September 30, 2004 and 2003, to the pro forma amounts indicated below:


					      Three Months Ended	      Nine Months Ended
             				         September 30,			 September 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------

Net income, as reported................	 $     2,237	$     1,625     $      5,088	$     4,342
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax benefits...........	        (462)	       (296)	        (869)	       (682)
					 -----------	-----------	------------	-----------
Pro forma net income...................	 $     1,775   	$     1,329     $      4,219	$     3,660
					 ===========	===========	============	===========

Earnings per share:
 Basic - as reported...................	 $	0.17	$      0.13	$	0.39	$      0.38
					 ===========	===========	============	===========
 Basic - pro forma.....................	 $	0.14	$      0.11	$	0.33	$      0.32
					 ===========	===========	============	===========

 Diluted - as reported.................	 $	0.16	$      0.12	$	0.37	$      0.35
					 ===========	===========	============	===========
 Diluted - pro forma...................	 $	0.13	$      0.10	$	0.31	$      0.29
					 ===========	===========	============	===========



Guarantees
-----------

	In November 2002, the Financial Accounting Standards Board (FASB) issued Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45


<PAGE 5>


                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited and in thousands, except for share data)


requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees' use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions. Under our standard Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims and, as such, no accrual for warranty claims has been made. Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made.


(2)	GOODWILL AND OTHER INTANGIBLES

	Goodwill is our only unamortizable intangible asset. In the nine months ended September 30, 2004, we reduced goodwill by $132 due to the refund of Canadian tax credits associated with software development efforts related to periods prior to our acquisition of eFilm Medical Inc. ("eFilm"). The changes in the carrying amount of goodwill in the nine months ended September 30, 2004, are as follows:

	Balance as of January 1, 2004.....................  $	21,846
	Goodwill related to eFilm acquisition.............        (132)
							    ----------
	Balance as of September 30, 2004..................  $	21,714
							    ==========

	Our intangible assets, other than internally developed software, subject to amortization are summarized as of September 30, 2004, as follows:

					   Weighted
					    Average
					  Remaining	    Gross
					 Amortization	  Carrying	 Accumulated
					Period (Years)	   Amount	Amortization
					-------------	------------	------------
Purchased software.....................	     3.1	$      2,901	$     (1,089)
Customer contracts.....................	     3.3	       1,943	 	(663)
							------------	------------
Total..................................	     3.2	$      4,844	$     (1,752)
							============	============

<PAGE 6>


                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited and in thousands, except for share data)


	Amortization expense was $736 for the nine months ended September 30, 2004. Estimated aggregate amortization expense for each of the next five years is as follows:

	For the remaining three months:		2004	$ 238
	For the year ended December 31:		2005	$ 935
						2006	$ 924
						2007	$ 708
						2008	$ 287


(3)	INCOME PER SHARE

	Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares and share exchange rights outstanding if conversion is dilutive to the calculation. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options and warrants with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.

					      Three Months Ended	      Nine Months Ended
             				         September 30,			September 30,
					 --------------------------	---------------------------
					     2004	    2003	    2004	    2003
					 -----------	-----------	------------	-----------
Numerator:
 Net Income............................	 $     2,237	$     1,625	$      5,088	$     4,342
 Accretion of redemption value related
  to Interpra exchangeable shares......	  	----	 	 (6)	 	----	 	(39)
 Allocation of income to Interpra
  exchangeable shares..................	 	----	 	 (4)	 	  (1)	 	(49)
					 -----------	-----------	------------	-----------
 Numerator for net income per shares
  - basic and diluted..................	 $     2,237	$     1,615	$      5,087	$     4,254
					 ===========	===========	============	===========
Denominator:
 Weighted average number of shares of
  Common Stock and participating
  securities outstanding...............	  13,039,123	 12,233,517	  12,964,960	 11,158,830
					 -----------	-----------	------------	-----------
 Effect of stock options...............	     709,771	  1,086,554	     808,639	    934,304
 Effect of warrants....................	 	----	     13,426	 	----	     62,241
					 -----------	-----------	------------	-----------
 Denominator for net income per share
  - diluted............................	  13,748,894	 13,333,497	  13,773,599	 12,155,375
					 ===========	===========	============	===========
 Net income per share - basic..........	 $	0.17	$      0.13	$	0.39	$      0.38
 Net income per share - diluted........	 $	0.16	$      0.12	$	0.37	$      0.35



	For the three months ended September 30, 2004 and 2003, 434,375 options and zero options and warrants, respectively, to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock.

	For the nine months ended September 30, 2004 and 2003, 323,500 options and 155,000 options and warrants, respectively, to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock.


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

	We paid a significant premium above the fair value of RIS Logic's tangible net assets principally because we determined that RIS Logic's software development ability and trade name are particularly important to us. As we


<PAGE 7>


                   MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited and in thousands, except for share data)


looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions and imaging centers as many of our competitors are developing more integrated solutions. In addition, we are selling our software products to RIS Logic's customers. The fair value of each share issued to RIS Logic was determined to be $14.305 using a four-day average of the closing price of our Common Stock before and after the signing of the definitive agreement.

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

	Form of Consideration			  Fair Value
	-------------------------------------	-------------
	Cash.................................	$	4,311
	771,804 shares of Common Stock.......	       11,041
	Vested stock options.................	        1,452
	Transaction costs....................	          180
						-------------
	Total consideration..................	$      16,984
						=============

	The total purchase consideration of approximately $16,984 was allocated to the fair value of the net assets acquired as follows:

						  Fair Value
						-------------
	Current assets.......................	$       2,184
	Other assets.........................	          247
	Purchased and developed technologies.	        1,483
	Customer contracts...................	          977
	Goodwill.............................	       14,469
	Liabilities assumed..................	       (2,376)
						-------------
	Total consideration..................	$      16,984
						=============

	The $14,469 assigned to goodwill in the acquisition will not be deductible for federal income tax purposes.


<PAGE 8>


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS


Special Note on Forward-Looking Statements
-------------------------------------------

	Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words: believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others and in addition to those listed under Factors That May Affect Future Results of Operations, Financial Condition or Business, our lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, risks of loss associated with potential infringement of our products or services on the intellectual property rights of others, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operations, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.
Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview
---------

	We started operations in 1987 and are a leading provider of Picture Archiving and Communications Systems ("PACS") and RIS software to imaging centers, specialty clinics, small and medium sized hospitals, and PACS component and connectivity technologies to many Original Equipment Manufacturers ("OEM's") throughout the world. We are an active leader in the development in the industry standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM") technology, which defines the standard configuration for digital imaging used in the medical and healthcare industry. DICOM is used by virtually all OEM's building modalities for healthcare.

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

	Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures in the past several years. Within the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (less than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services. The Frost and Sullivan 2002 survey indicated that less than 30% of those markets are currently using a PACS to achieve a filmless workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering filmless and paperless workflow.


<PAGE 9>


	The markets for our products are highly competitive. Many customers purchase products both from us and from our competitors. Our historical connectivity solutions product line has been the mainstay, which pioneered our development. The competitive challenge is that similar products are readily available and the connectivity products are incorporated into most imaging modalities. In the developing area of RIS and PACS workflow software applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities. We rely on our global brand and historical installation base as the market leader in connectivity products and desktop software image viewing applications (eFilm Workstation(tm)). This installed base, reputation for clinical and technical quality and long-term service is a key differentiator among the competition. In addition, we believe our software modular technique to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach.

	We have aggressively expanded our product offering, especially in the past two years, through our acquisitions of eFilm and RIS Logic. We became a full PACS provider in September 2002 through our acquisition of eFilm which provided the visualization platform, which when combined with our existing PACS components, allowed us to release our first integrated PACS system for the small and medium sized hospital and imaging center market. The eFilm Workstation(tm) also is core to our strategy to own the clinician desktop market. We sell our eFilm Workstation(tm) on the Internet for a small annual subscription. This strategy allows those radiologists or clinicians who are reluctant to move to reading images digitally, to do so easily and very inexpensively, particularly relative to other similar clinical diagnostic tools on the market.

	Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target markets. We saw this as a growing need of our target market. The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having PACS deliver filmless workflow and a RIS deliver paperless workflow. We see these products as core elements behind our success in achieving our results in the three and nine months ended September 30, 2004, and for the foreseeable future.

SIGNIFICANT EVENTS IN THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	During the three months ended September 30, 2004, we continued to focus on a core set of strategic and operational objectives designed to reinforce our market-leading position as a RIS/PACS solution provider and achieve our financial goals. We continue to see accelerating interest from our target market for a comprehensive workflow solution from a single, trusted healthcare software solutions provider. We have remained consistent in our focus on imaging centers, small to medium size hospitals, and specialty clinics, including a growing target market of orthopedic groups and neurosurgery centers.

	During the three months ended September 30, 2004, we entered into 19 new FUSION(tm) contracts, growing our total number of FUSION(tm) RIS, PACS or RIS/PACS solution customers to 174, representing 366 healthcare facilities.
In addition, we expanded our relationship with InSight Health to a total of 25 of their 118 fixed-site imaging center facilities and signed a new contract with Radiologix, Inc. for approximately 15 of their 94 imaging centers based in their Northeast Region.

	Our OEM/value added resellers ("VARs") channel improved from the first two quarters of 2004. The accomplishments include increased FUSION(tm) PACS software modules and components sales to our European VARs along with timely implementations of these systems for their customers, improved OEM licensing among existing customers and continued development of our relationship with our largest OEM customer as additional versions of our Health Level Seven
(HL7)/DICOM integration software product are released.

	We continue our focus on customer-driven product innovation, including hosting our first annual user's group conference in October. We expect to present a number of new features, functions and product upgrades in the industry's largest trade show, Radiological Society of North America ("RSNA"), in late November. In addition, our product quality initiatives continue to


<PAGE 10>


meet our expectations as evidenced by our successful annual International Standards Organization (ISO) audit completed during the three months ended September 30, 2004.


RESULTS OF OPERATIONS
(in thousands)

Three Months Ended September 30, 2004 Compared to Three Months
Ended September 30, 2003
----------------------------------------------------------------

	The following table sets forth selected unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

						 Three Months Ended
					  	    September 30,
						--------------------
						2004		2003
						---- 	        ----

Net sales.....................................	 100%		 100%
Cost of sales.................................	  34	          34
						----		----
Gross profit..................................	  66	          66
						----		----
Operating costs and expenses:
 Sales and marketing..........................	  18	          22
 Product research and development.............	   6	           7
 General and administrative...................	  14	          12
 Depreciation and amortization................	   2	           2
						----		----
Total operating costs and expenses............	  40	          43
						----		----
Operating income..............................    26	          23
Total other income, net.......................	   1		   1
						----		----
Income before income taxes....................	  27	          24
Income tax expense............................	   3	           3
						----		----
Net income....................................	  24%	 	  21%
						====		====

Net Sales
----------

	Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/VARs, net of estimated product returns. The following table sets forth net sales component data.

					           Three Months Ended
						      September 30,
						-------------------------
				  		  2004		   2003		% Change
						---------	---------	--------

Direct sales.................................	$  3,366	$  2,085	   61%
 As a percentage of total net sales..........	      36%	      27%

Professional services........................	$  3,027	$  2,376	   27%
 As a percentage of total net sales..........	      33%	      31%

OEM/VARs.....................................	$  2,914	$  3,158	   (8%)
 As a percentage of total net sales..........	      31%	      42%

Total net sales..............................	$  9,307	$  7,619	   22%


	Direct sales consist of software and purchased components delivered in PACS, RIS and RIS/PACS sales to healthcare facilities and imaging centers. The $1,281 increase in direct sales in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 is attributed to revenue recognized on RIS, PACS and RIS/PACS deals.


<PAGE 11>


	Net sales from the professional services group increased $651 in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.

	Net sales to OEM/VARs and dealers decreased $244 in the three months ended September 30, 2004 attributed to the long-term OEM component business with one customer in reaching the end of its contractual life earlier in the year, while the new software product line released for this customer in the second quarter of 2004 has not yet reached sales levels equivalent to the long-term component business.

Cost of Sales
--------------

	Cost of sales consists of purchased components and service costs associated with net sales, amortization of purchased and developed software and acquired customer contracts.

	The cost of purchased components decreased to $964 in the three months ended September 30, 2004 compared to $1,061 in the three months ended September 30, 2003, as primarily a result of a shift in our OEM/VAR sales towards more software centric deals during the three months ended September 30, 2004.

	The cost of professional services increased to $1,490 in the three months ended September 30, 2004 compared to $1,014 in the three months ended September 30, 2003. The increase is due to the growing number of RIS, PACS and RIS/PACS sales in 2004 and required headcount growth to install and maintain ongoing service and support for direct sales customers.

	Amortization of purchased and developed software increased to $754 in the three months ended September 30, 2004 compared to $511 in the three months ended September 30, 2003. As a percentage of net sales, amortization of purchased and developed software increased slightly to 8% in the three months ended September 30, 2004 compared to 7% in the three months ended September 30, 2003. The dollar increase in the three months ended September 30, 2004 is a result of the commencement of amortization on software available for general release.

Gross Profit
-------------

	Gross profit increased 21% to $6,099 in the three months ended September 30, 2004 from $5,033 in the three months ended September 30, 2003. As a percentage of net sales, gross profit remained flat at 66% of net sales in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Sales and Marketing
--------------------

	Sales and marketing expense increased to $1,683 in the three months ended September 30, 2004 from $1,669 in the three months ended September 30, 2003. The slight increase is the result of our objective to invest in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities and imaging centers.

Product Research and Development
---------------------------------

	Research and development expense as a percentage of net sales remained relatively consistent at 6% for the three months ended September 30, 2004 compared to 7% for the three months ended September 30, 2003. Research and development expense also remained relatively consistent at $559 in the three months ended September 30, 2004 compared to $566 in the three months ended September 30, 2003. Capitalization of software development costs increased
$51 to $799 in the three months ended September 30, 2004, from $748 in the three months ended September 30, 2003, as a result of our developing FUSION(tm) application modules and further integration of our RIS/PACS technologies.


<PAGE 12>


General and Administrative
---------------------------

	General and administrative expense as a percentage of net sales increased to 14% for the three months ended September 30, 2004 compared to 12% for the three months ended September 30, 2003. General and administrative expense increased 40% to $1,258 in the three months ended September 30, 2004 from $901 in the three months ended September 30, 2003. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. The $357 increase is primarily attributed to increased costs associated with corporate compensation and compliance with the Sarbanes
- Oxley Act of 2002.

Depreciation and Amortization
------------------------------

	Depreciation and amortization expense as a percentage of net sales remained constant at 2% for the three months ended September 30, 2004 and September 30, 2003. Depreciation and amortization expense increased 27% to $202 in the three months ended September 30, 2004 from $159 in the three months ended September 30, 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This excludes the amortization of capitalized software, which is a component of cost of sales.

Other Income, Expense
----------------------

	Our interest expense remained relatively consistent at $3 in the three months ended September 30, 2004 compared to $4 in the three months ended September 30, 2003, while interest income was $80 in the three months ended September 30, 2004 compared to $35 in the three months ended September 30, 2003. The increase in interest income is directly attributed to our increased cash and cash equivalents balance at September 30, 2004 and the increase in interest rates. Other income, net, was $15 in the three months ended September 30, 2004 compared to $66 in the three months ended September 30, 2003. The other income, net, in the three months ended September 30, 2003 is attributed to a decrease in prior unrealized foreign exchange losses on United States dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

Income Taxes
-------------

	We recorded income tax expense of $252 in the three months ended September 30, 2004 and $210 in the three months ended September 30, 2003. Our estimated domestic and international effective tax rate for 2004 is 29%, compared to the estimated 2003 effective tax rate of approximately 14%. The 2004 effective tax rate was reduced in the three months ended September 30, 2004, as compared to the effective tax rate of 39% for the six months ended June 30, 2004, by our ability to exclude from United States taxation a portion of the profits associated with the international sales of our software products. The 2003 effective tax rate was benefited by the reduction of valuation allowances associated with net operating loss and tax credit carryforwards.


<PAGE 13>


Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003
--------------------------------------------------------------------

	The following table sets forth selected unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.
						  Nine Months Ended
						    September 30,
						-------------------
						2004	       2003
						----	       ----

Net sales.....................................	 100%		100%
Cost of sales.................................	  36		 31
						----	       ----
Gross profit..................................	  64	         69
						----	       ----
Operating costs and expenses:
 Sales and marketing..........................	  19	         22
 Product research and development.............	   5	          7
 General and administrative...................	  12	         12
 Depreciation and amortization................	   2	          2
						----	       ----
Total operating costs and expenses............	  38	         43
						----	       ----
Operating income..............................	  26	         26
Total other income (expense), net.............	   1		 (1)
						----	       ----
Income before income taxes....................	  27		 25
Income tax expense............................	   8		  3
						----	       ----
Net income....................................	  19%		 22%
						====	       ====

Net Sales
----------

	Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/VARs, net of estimated product returns. Net sales for the nine months ended September 30, 2004 include the results of our acquisition of RIS Logic on July 17, 2003, while net sales for the nine months ended September 30, 2003 include only activity since the acquisition date. The following table sets forth net sales component data.

<CAPION>
					            Nine Months Ended
						      September 30,
						-------------------------
				  		  2004		   2003		% Change
						---------	---------	--------

Direct sales.................................	$ 10,777	$  5,292	  104%
 As a percentage of total net sales..........	      40%	      26%

Professional services........................	$  8,302	$  5,122	   62%
 As a percentage of total net sales..........	      31%	      26%

OEM/VARs.....................................	$  7,772	$  9,756	  (20%)
 As a percentage of total net sales..........	      29%	      48%

Total net sales..............................	$ 26,851	$ 20,170	   33%



	Direct sales consist of software and purchased components delivered in PACS, RIS and RIS/PACS sales to healthcare facilities and imaging centers. The $5,485 increase in direct sales in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is attributed to revenue recognized on RIS, PACS and RIS/PACS deals closed during the nine months ended September 30, 2004.

	Net sales from the professional services group increased $3,180 in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and


<PAGE 14>


imaging centers, where such sales are accompanied by installation services and service contracts. We anticipate net sales from the professional services group to continue to grow as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

	Net sales to OEM/VARs and dealers decreased $1,984 in the nine months ended September 30, 2004 attributed to the long-term OEM component business with one customer in reaching the end of its contractual life in the first quarter of 2004, while the new software product line released for this customer in the second quarter of 2004 has not yet reached sales levels equivalent to the long-term component business and unusually low sales from European VARs in the first two quarters of 2004. We anticipate revenue in the remaining quarter of 2004 to be consistent with the three months ended September 30, 2004.

Cost of Sales
--------------

	Cost of sales consists of purchased components and service costs associated with net sales, amortization of purchased and developed software and acquired customer contracts.

	The cost of purchased components increased to $3,040 in the nine months ended September 30, 2004 compared to $2,578 in the nine months ended September 30, 2003, as a result of the purchased components included in RIS/PACS deals recognized under the percentage-of-completion method of contract accounting and PACS only sales during the nine months ended September 30, 2004. Cost of purchased components for the nine months ended September 30, 2003 include only activity since the acquisition date.

	The cost of professional services increased to $4,525 in the nine months ended September 30, 2004 compared to $2,267 in the nine months ended September 30, 2003. The increase is due to the growing number of RIS, PACS and RIS/PACS sales in 2004 and required headcount growth to install and maintain ongoing service and support for direct sales customers. In addition, we reassigned several presales and technical staff to the professional services group in first three months of 2004 to keep pace with the increasedinstallation demand. Cost of professional services for the nine months ended September 30, 2003 include only costs since the acquisition date. We anticipate that costs associated with professional services will continue to increase for the remainder of 2004 to keep pace with the increased installation demand.

	Amortization of purchased and developed software increased to $2,034 in the nine months ended September 30, 2004 compared to $1,421 in the nine months ended September 30, 2003. As a percentage of net sales, amortization of purchased and developed software remained relatively consistent at 8% in the nine months ended September 30, 2004 compared to 7% in the nine months ended September 30, 2003. The dollar increase in the nine months ended September 30, 2004 is a result of the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of RIS Logic.

Gross Profit
-------------

	Gross profit increased 24% to $17,252 in the nine months ended September 30, 2004 from $13,904 in the nine months ended September 30, 2003.
As a percentage of net sales, gross profit decreased to 64% of net sales in the nine months ended September 30, 2004 compared to 69% in the nine months ended September 30, 2003. The decrease in gross profit as a percentage of sales is due to the increased professional services costs previously discussed and the fact that direct sales in the first two quarters of 2003 consisted of an unusually high percentage of software only PACS sales which resulted in higher than anticipated gross profit.

Sales and Marketing
--------------------

	Sales and marketing expense increased 14% to $5,088 in the nine months ended September 30, 2004 from $4,470 in the nine months ended September 30, 2003. The increase is the result of our objective to invest in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities and imaging centers. We


<PAGE 15>


anticipate that sales and marketing expense will increase for the remainder of 2004 based on our anticipated presence at our industry's largest tradeshow, RSNA, in late November.

Product Research and Development
---------------------------------

	Research and development expense as a percentage of net sales decreased slightly to 5% for the nine months ended September 30, 2004 compared to 7% for the nine months ended September 30, 2003. Research and development expense increased 4% to $1,464 in the nine months ended September 30, 2004 from $1,402 in the nine months ended September 30, 2003. Capitalization of software development costs increased $770 to $2,672 in the nine months ended September 30, 2004, from $1,902 in the nine months ended September 30, 2003, as a result of our continued development of FUSION(tm) application modules and further integration of our RIS/PACS technologies during 2004.

General and Administrative
---------------------------

	General and administrative expense as a percentage of net sales remained flat at 12% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. General and administrative expense increased 28% to $3,194 in the nine months ended September 30, 2004 from $2,487 in the nine months ended September 30, 2003. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. The $707 increase is primarily attributed to increased costs associated with corporate compensation, corporate governance and compliance with the Sarbanes - Oxley Act of 2002, as well as recruiting fees associated with the continued hiring of sales and service personnel. We anticipate these costs to continue to increase during the remainder of 2004 as we complete our required documentation and testing under the Sarbanes - Oxley Act of 2002.

Depreciation and Amortization
------------------------------

	Depreciation and amortization expense as a percentage of net sales remained constant at 2% for the nine months ended September 30, 2004 and September 30, 2003. Depreciation and amortization expense increased $204 to $587 in the nine months ended September 30, 2004 from $383 in the three months ended September 30, 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This excludes the amortization of capitalized software, which is a component of cost of sales.

Other Income, Expense
----------------------

	Our interest expense remained consistent at $13 in the nine months ended September 30, 2004 compared to $13 in the nine months ended September 30, 2003, while interest income was $183 in the nine months ended September 30, 2004 compared to $60 in the nine months ended September 30, 2003. The increase in interest income is directly attributed to our increased cash and cash equivalent balance throughout the first nine months of 2004 compared to the first nine months of 2003. Other income, net, was $82 in the nine months ended September 30, 2004 compared to other expense, net of $169 in the nine months ended September 30, 2003. The other income, net for the nine months ended September 30, 2004 is primarily attributed to the recovery from an insurance claim filed in 2003 for business interruption. The other expense, net for the nine months ended September 30, 2003 is primarily attributed to unrealized foreign exchange losses on United States dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

Income Taxes
-------------

	We recorded income tax expense of $2,083 in the nine months ended September 30, 2004 and $698 in the nine months ended September 30, 2003. Our estimated domestic and international effective tax rate for 2004 is 29%, compared to the estimated 2003 effective tax rate of approximately 14%. The 2004 effective tax rate was reduced in the three months ended September 30, 2004 as compared to prior quarters by our ability to exclude from United States taxation a portion of the profits associated with the international sales of


<PAGE 16>


our software products. The 2003 effective tax was benefited by the reduction of valuation allowances associated with net operating loss and tax credit carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except for share data)

Operating Cash Flows
---------------------

	Cash provided by operating activities was $9,253 in the nine months ended September 30, 2004 compared to $8,044 in the nine months ended September 30, 2003. Our positive operating cash flow in the nine months ended September 30, 2004 was due primarily to net income of $5,088, depreciation and amortization expense of $2,620, a decrease in net deferred income taxes of $1,176 and an increase in deferred revenue and billings in excess of revenues of $2,658, offset by a $1,914 increase in accounts receivable and a $807 increase in other current and long-term assets.

	The total days sales outstanding for the nine months ended September 30, 2004 remained relatively consistent at 105 days compared to 114 days for the nine months ended September 30, 2003.

	Although we have recorded income tax expense using a 29% effective income tax rate in 2004, the cash flow impact is expected to be less, due to tax benefits associated with utilizing net operating losses, tax credits and tax deductions associated with certain stock option exercises or disqualifying sales of Common Stock associated with stock options.

Investing Cash Flows
---------------------

	Cash used in investing activities was $3,000 in the nine months ended September 30, 2004, due to cash outflows for capitalized software development costs of $2,672 and purchases of capital equipment of $328. We expect to continue to invest in software development projects to increase sales.

Financing Cash Flows
---------------------

	Cash provided by financing activities was $869 in the nine months ended September 30, 2004. We received net proceeds of $1,042 from employee and director stock option exercises and $54 from purchases of our Common Stock by employees under our employee stock purchase plan. We also fully repaid our note payable of $227 in August 2004.

	Total outstanding commitments at September 30, 2004 were as follows:

						       Less than	 1 - 3		  4 - 6	        7 - 10
	Contractual Obligations		 Total	         1 Year		 Years		  Years	 	 Years
	------------------------------	-------	       --------		--------	--------	-------

	Operating Leases..............	$ 3,123	       $    436		$  1,244	$    822	$   621



	In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million effective November 21, 2003, and maturing December 31, 2006. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At September 30, 2004, the loan's interest rate was 4.0%. No amounts were outstanding on the line of credit as of September 30, 2004.

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


<PAGE 17>


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


<PAGE 18>


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

Software Capitalization
------------------------

	Software capitalization commences when management determines that projects have achieved technological feasibility. Management's determination that a project has achieved technological feasibility does not ensure that the project can be commercially salable. Amounts capitalized include direct labor and estimates of overhead attributable to the projects. The useful lives of capitalized software projects are assigned by management, based upon the expected life of the software. Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If we determine in the future that the value of capitalized software cannot be recovered, a write down of the value of the capitalized software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write down of the value of the asset or a shorter amortization period may be required.

Other Long-Lived Assets
------------------------

	Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets may be required.

Goodwill and Other Intangible Assets
-------------------------------------

	Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluated the fair value of goodwill and intangible assets by estimating the
expected present value of their future cash flows.   The future cash flows are
based upon management's assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount or shorten the amortization period.

Income Taxes
------------

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


<PAGE 19>


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

	Changes in the Healthcare Industry - The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) has impacted the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the United States of America healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

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


<PAGE 20>


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

	Dependence on Key Employees - Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Richard A. Linden, our President and Chief Executive Officer. We carry key man life insurance in the amount of $5 million on Richard A. Linden and $2 million on Scott T. Veech, our Chief Financial Officer. We do not carry key man life insurance on any other of our officers or directors. The loss of the services of any of these persons could have a material adverse effect on us.

	Government Regulation - We are subject to regulation by the United States of America Food and Drug Administration ("FDA"). If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing requirements. Complying with these FDA regulations could be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

	Following an inspection by the FDA in November of 2003, we received a FDA warning letter and Form 483 (Notice of Inspectional Observations) listing observations of non-compliance with certain aspects of the FDA's Quality System Regulation. In August 2004, we received a visit by the FDA to review a number of corrective actions undertaken in response to the Form 483 and the FDA warning letter. The FDA had two additional observations remaining, which we are currently addressing.

	There can be no assurance, however, that our actions taken to date in response to the Form 483 and warning letter will be deemed adequate by the FDA or that additional actions will not be required by us. In addition, we remain subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake additional actions to comply with the Federal Food, Drug and Cosmetic Act ("Act") and any other applicable regulatory requirements. Any failure by us to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our software solutions. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

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


<PAGE 21>


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

	Concentrations - Substantially all of our cash and cash equivalents are held at one United States of America financial institution. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk. Substantially all of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

	We have no material off balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Interest Rate Risk. Our cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2004, our cash equivalents and short-term investments include money market funds and short term deposits totaling approximately $24 million, and earned interest at a weighted average rate of 1.3%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to sudden changes in market interest rates. We do not use our portfolio for trading or other speculative purposes.

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

	Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. There have been no significant changes in our internal controls or in


<PAGE 22>


other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

	On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03-5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our "RIS Logic CS Scheduling System" product infringes upon their United States of America Patent No. 6,389,454 for their "Multi-Facility Appointment Scheduling System" product, which we acquired in connection with our RIS Logic acquisition. We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful. Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others' proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback to cover any claims of breach of representation or warranty. We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims. However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.


ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
	EQUITY SECURITIES

	(a) 	None.

	(b) 	Not applicable.

	(c) 	None.


ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	Not applicable.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.


ITEM 5.	OTHER INFORMATION

	(a)	On August 24, 2003, we announced a stock repurchase plan
		providing for the purchase of up to $10 million of our Common Stock. Purchases may be made over a period of two years and the timing, price and volume of repurchases will be based on market conditions, applicable securities laws and other factors.

	(b) 	None.


<PAGE 23>


ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		See Exhibit Index.

	(b) 	On July 28, 2004, we filed a Form 8-K to report in Item 12,
		press release announcing financial results for the second quarter of our fiscal year 2004.


<PAGE 24>


                                    SIGNATURES
				   ------------

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				Registrant:

				MERGE TECHNOLOGIES INCORPORATED



November 8, 2004		By:	/s/ Richard A. Linden
					--------------------------------------
					Richard A. Linden
					President and Chief Executive Officer



November 8, 2004		By:	/s/ Scott T. Veech
					--------------------------------------
					Scott T. Veech
					Chief Financial Officer, Secretary and
					  Treasurer (Principal Financial
					  Officer and Principal Accounting
					  Officer)


<PAGE 25>


                                  EXHIBIT INDEX
  			         ---------------

2.1	Merger Agreement by and among Merge Technologies Incorporated, RL
	Acquisition Corp, RIS Logic Incorporated, and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003(14)

3.1	Articles of Incorporation of Registrant(2), Articles of Amendment as
	filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(6), Articles of Amendment as filed on February 23, 2001(6), and Articles of Amendment as filed on August 9, 2002(15)

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)

10.1	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Richard A. Linden(15)

10.2	Employment Agreement entered into as of March 1, 2004, between
	Registrant and William C. Mortimore(15)

10.3	Employment Agreement entered into as of March 1, 2004, between
	Registrant and Scott T. Veech(15)

10.4	Employment Agreement entered into as of March 1, 2004, between
	Registrant and David M. Noshay(15)

10.5	Employment Agreement entered into as of July 17, 2003, between
	Registrant and Daniel H. Quigg

10.6	1996 Stock Option Plan for Employees of Registrant dated May 13,
	1996(2), as amended and restated in its entirety as of September 1, 2003(10)

10.7	Office Lease for West Allis Center dated May 24, 1996, between
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

10.8	1998 Stock Option Plan For Directors(1)

10.9	2003 Stock Option Plan of Registrant dated September 24, 2003, and
	effective July 17, 2003(10)

10.10	Merge Technologies Incorporated 2000 Employee Stock Purchase Plan,
	as amended(5)

10.11	Loan Agreement dated as of November 21, 2003, by and between Registrant
	and Lincoln State Bank(15)

10.12	Asset Purchase Agreement by and among Signal Stream, Inc., a wholly
	owned subsidiary of Merge Technologies Incorporated, and Aurora Technology Inc., entered into as of April 18, 2002(12)

31.1	Certification of Chief Executive Officer Pursuant to Section 13(a) of
	the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Section 13(a) of
	the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer
	Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002)

99.1	Code of Ethics(15)

99.2	Whistleblower Policy(15)

--------------------------------------------
(1)	Incorporated by reference from Annual Report on Form 10-KSB for the
	fiscal year ended December 31, 1997.

(2)	Incorporated by reference from Registration Statement on Form SB-2
	(No. 333-39111) effective January 29, 1998.

(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the
	three months ended September 30, 1999.

(4)	Incorporated by reference from Quarterly Report on Form 10-QSB for the
	three months ended September 30, 2000.

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

(13)	Incorporated by reference from Current Report on Form 8-K dated
	September 28, 2002.

(14)	Incorporated by reference from Current Report on Form 8-K dated
	July 17, 2003.

(15)	Incorporated by reference from Annual Report on Form 10-K for the
	fiscal year ended December 31, 2003.

--------------
EXHIBIT 31.1
--------------

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


Date:  November 8, 2004

/s/ Richard A. Linden
-------------------------------------------
Richard A. Linden, Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, which is included as an exhibit to this report.

--------------
EXHIBIT 31.2
--------------

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


Date:  November 8, 2004

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

------------
EXHIBIT 32
------------


         CERTIFICATION of CHIEF EXECUTIVE OFFICER and CHIEF FINANCIAL OFFICER

               Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes - Oxley Act of 2002

	In connection with the Quarterly Report on Form 10-Q of MERGE TECHNOLOGIES INCORPORATED (the "Company") for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Richard A. Linden, as Chief Executive Officer of the Company, and Scott T. Veech, as Chief Financial Officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that, to the best of their knowledge:

		(1)	The Report fully complies with the requirements of
	Section	13(a) or 15(d) of the Securities Exchange Act of 1934; and

		(2)	The information contained in the Report fairly
	presents, in all material respects, the financial condition and results of operations of the Company.



Date:	November 8, 2004		By:	/s/ Richard A. Linden
						------------------------------
						Richard A. Linden
						Chief Executive Officer



Date:	November 8, 2004		By:	/s/ Scott T. Veech
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

--------------
EXHIBIT 10.5
--------------

                               EMPLOYMENT AGREEMENT

	THIS EMPLOYMENT AGREEMENT ("Agreement") is made and entered into as of July 17, 2003 by and among DANIEL H. QUIGG (the "Executive"), MERGE TECHNOLOGIES INCORPORATED, a Wisconsin corporation ("Merge"), and RISLOGIC, INC., a Delaware corporation ("Operating Sub" or "RISlogic Division"). The terms of this Agreement shall supercede the terms of the Employment Agreement between the Executive and Binnacle LLC, an Ohio limited liability company (together with its successor by merger, RIS Logic Incorporated, an Ohio corporation, hereinafter sometimes referred to as "RIS Logic") dated November 21, 2000. Merge and Operating Sub are hereinafter sometimes referred to as "the Merge Companies."

                                  R E C I T A L S:

	A.	The Merge Companies are engaged in the provisioning of medical diagnostic imaging workflow software solutions, often referred to as Picture Archiving and Communication Systems ("PACs") and Radiology Information Systems ("RIS"), and professional consulting associated with the provisioning of these software solutions for healthcare facilities, Original Equipment Manufacturers ("OEMs") and Value Added Resellers ("VARs"). Such business together with the business in which RIS Logic has been engaged in prior to the date hereof is hereinafter collectively referred to as the "Business"; and

	B.	As part of the transactions contemplated by that certain Merger
Agreement dated July 9, 2003 (the "Merger Agreement") whereby RIS Logic has been merged into Operating Sub on the date hereof (the "Merger"), the Merge Companies desire to employ the Executive and the Executive desires to accept such employment;

		NOW THEREFORE, in consideration of the promises, mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Merge Companies and the Executive do hereby agree as follows:

		1.	Employment and Duties.  On the terms and subject to the
conditions set forth in this Agreement, Merge agrees to employ the Executive as Vice President, and the RISlogic Division, Inc. agrees to employ the Executive as President, to perform such duties as are consistent with such position(s) as may be assigned, from time to time, by the Board of Directors (the "Board"), Chief Executive Officer of Merge, the Senior Vice President of Merge or the Board of Directors of Operating Sub, and to render such additional services and discharge such other responsibilities as such boards, the Chief Executive Officer or the Senior Vice President of Merge may, from time to time, stipulate consistent with such senior management position. In no event shall Executive perform a senior policy making function for Merge.

		2.	Performance.  The Executive accepts the employment
described in Section 1 of this Agreement and agrees to devote substantially all of his working time and efforts to the faithful and diligent performance of the services described herein, including the performance of such other services and responsibilities as the Board(s), Chief Executive Officer or


<PAGE e1>


Senior Vice President of Merge may, from time to time, stipulate consistent with such senior management position.

		3.	Term.  The term of employment shall commence on the
date hereof (the "Commencement Date"). The term of employment shall remain in effect until terminated by either Executive or the Merge Companies by giving thirty (30) days written notice of termination. The period of time in which Executive is employed shall constitute the "Employment Period," and each calendar year or portion of a calendar year during the Employment Period is hereinafter sometimes referred to as a "Year."

		4.	Salary.  For all the services to be rendered by the
Executive hereunder, the Merge Companies agree to pay a salary at a rate of no less than $135,000 US per annum ("Salary"), payable in the manner and frequency in which the Merge Companies' payroll is customarily handled, and subject to annual review at the time annual reviews of the salaries of other senior executive officers are to be conducted. Executive acknowledges that he has received all compensation due to him from RIS Logic up to the Merge Agreement date.

		5.	Bonus.  The Executive shall be eligible for an annual
performance bonus of up to 20% of Salary, dependent on achievement of Merge and individual performance targets. As an elected officer of Merge, adjustments to compensation package, including base pay, annual bonus and annual stock option awards, will be recommended by the Chief Executive Officer of Merge and subject to approval of the Board of Directors of Merge or appropriate committee thereof. For each Year the annual performance bonus is to be paid, it shall be paid within thirty (30) days of the completion of the year-end financial statements for that Year, but in no event later than May 31 of the following year. The Chief Executive Officer of Merge, subject to approval of the Board of Directors or appropriate committee thereof, in its sole discretion may change the bonus target annually and any dispute as to whether Executive met the performance targets for a Year shall be determined conclusively by the Chief Executive Officer and Executive
Committee of the Board. If this Agreement is executed mid-year, then performance targets will be established for the remainder of the year and the performance bonus will be prorated for the portion of the Year that remains.

		6.	Paid Time Off.  The Executive shall be entitled to paid
time off for vacation, illness, holiday and personal reasons in accordance with Merge's paid time off policy at the rate offered to similar executives of Merge with similar tenure.

		7.	Disability Benefit.  If at any time during the
Employment Period the Executive is unable to perform fully the material and substantial duties hereunder by reason of illness, accident, or other disability (as confirmed by competent medical evidence by a physician selected by the Executive Committee), the Executive shall be entitled to receive periodic payments of Salary to which he would otherwise be entitled pursuant to Section 4 of this Agreement by reason of his employment for a period of ninety (90) days. Notwithstanding the foregoing provision (i) the amounts payable to the Executive pursuant to this Section 7 shall be reduced by any amounts received by the Executive with respect to any such incapacity pursuant to any insurance policy, plan, or other employee benefit provided to the Executive by the Merge Companies; and (ii) in no event will the terms of this Agreement supersede any health or disability benefit to which Executive is entitled under applicable state or federal law.


<PAGE e2>


		8.	Executive Options.  In connection with the Merger,
Executive will receive new stock options for 0 shares of Merge common stock on the date hereof. The Executive will receive rollover stock options as part of the Merger consistent with the conversion formula that applies to all RIS Logic employee options. Additional stock options may be awarded on an annual basis pending recommendation by the Chief Executive Officer of Merge and approved by the Board.

		9.	Other Benefits.  Except as otherwise specifically
provided herein, during the Employment Period, the Executive shall be eligible for all non-wage benefits the Company provides generally for its other salaried employees.

		10.	Business Expenses.

		(a)	Reimbursement.  Merge shall reimburse the Executive for
the reasonable, ordinary, and necessary business expenses incurred by him in connection with the performance of his duties hereunder, including, but not limited to, ordinary and necessary travel expenses and entertainment expenses and mobile phone expenses.

		(b)	Accounting.  The Executive shall provide Merge with an
accounting of his expenses, which accounting shall clearly reflect which expenses are reimbursable by the Merge. The Executive shall provide the Merge with such other supporting documentation and other substantiation of reimbursable expenses as will conform to Internal Revenue Service or other requirements. All such reimbursements shall be payable by the Merge to the Executive promptly after receipt by Merge of appropriate documentation therefor.

		11.	Surrender of Properties.  Upon termination of the
Executive's employment with the Merge Companies, regardless of the cause therefor, the Executive shall promptly surrender to the Merge Companies all property provided him by the Merge Companies or RIS Logic for use in relation to his employment, and, in addition, the Executive shall surrender to the Merge Companies any and all confidential sales materials, lists of customers and prospective customers, price lists, files, patent applications, records, models, or other materials and information of or pertaining to the Merge Companies, RIS Logic or their customers or prospective customers or the products, Business, and operations of the Merge Companies and RIS Logic in his possession.

		12.	Termination and Severance.  In the event that the
Executive is terminated by the Merge Companies for any reason other than gross negligence, commission of a felony, disability, death or following Executive's giving of notice to the Company that he intends to terminate this Agreement, the Company shall pay the Executive, as a severance allowance, an amount equal to three (3) months of his/her then current Salary, unless the termination occurs within 12 months of the Commencement Date in which the severance allowance will be six (6) months of his/her then current Salary.

		13.	Inventions and Secrecy.  Except as otherwise provided
in this Section 13, the Executive:

		(a)	shall hold in a fiduciary capacity for the benefit of
the Merge Companies all secret or confidential information, knowledge, or data of the Merge Companies, RIS Logic or the Business or production operations


<PAGE e3>


obtained by the Executive during his employment by the Merge Companies or RIS Logic, which shall not be generally known to the public or recognized as standard practice (whether or not developed by the Executive) and shall not, during his employment by the Merge Companies and after the termination of such employment for any reason, communicate or divulge any such information, knowledge or data to any person, firm or corporation other than the Merge Companies or persons, firms or corporations designated by the Merge Companies;

		(b)	shall promptly disclose to the Merge Companies all
inventions, ideas, devices, and processes made or conceived by him alone or jointly with others, from the time of entering RIS Logic's or the Merge Companies' employ until such employment is terminated, relevant or pertinent in any way, whether directly or indirectly, to the Business or production operations or resulting from or suggested by any work which he may have done for the Merge Companies or RIS Logic or at their request;

		(c)	shall, at all times during his employment with the
Merge Companies, assist the Merge Companies (entirely at the Merge Companies' expense) to obtain and develop for the Merge Companies' benefit patents on such inventions, ideas, devices and processes, whether or not patented; and

		(d)	shall do all such acts and execute, acknowledge and
deliver all such instruments as may be necessary or desirable in the opinion of the Merge Companies to vest in the Merge Companies the entire interest in such inventions, ideas, devices, and processes referred to above.

		The foregoing to the contrary notwithstanding, the Executive shall not be required to assign or offer to assign to the Merge Companies any of the Executive's rights in any invention for which no equipment, supplies, facility, or trade secret information of the Merge Companies or RIS Logic was used and which was developed entirely on the Executive's own time, unless:
(A) the invention related to (i) the Business; or (ii) the Merge Companies' actual or demonstrably anticipated (with the realistic prospect of occurring) research or development; or (B) the invention results from any work performed by the Executive for the Merge Companies or RIS Logic. The Executive acknowledges his prior receipt of written notification of the limitation set forth in the preceding sentence on the Executive's obligation to assign or offer to assign to the Merge Companies the Executive's rights in inventions.

		14.	Confidentiality of Information:  Duty of Non-Disclosure.

		(a)	The Executive acknowledges and agrees that his
employment by the Merge Companies under this Agreement necessarily involves his understanding of and access to certain trade secrets and confidential information pertaining to the Business of the Merge Companies and RIS Logic. Accordingly, the Executive agrees that after the date of this Agreement at all times he will not, directly or indirectly, without the express consent of Merge, disclose to or use for the benefit of any person, corporation or other entity, or for himself any and all files, trade secrets or other confidential information concerning the internal affairs of the Merge Companies and RIS Logic, including, but not limited to, information pertaining to its customers,


<PAGE e4>


prospective customers, services, products, earnings, finances, operations, methods or other activities, provided, however, that the foregoing shall not apply to information which is of public record or is generally known, disclosed or available to the general public or the industry generally, or known by Executive prior to his employment with the Merge Companies and RIS Logic. Further, the Executive agrees that he shall not, directly or indirectly, remove or retain, without the express prior written consent of the Merge Companies, and upon termination of this Agreement for any reason shall return to the Merge Companies, any confidential figures, calculations, letters, papers, records, computer disks, computer print-outs, lists, documents, instruments, drawings, designs, programs, brochures, sales literature, or any copies thereof, or any information or instruments derived therefrom, or any other similar information of any type or description, however such information might be obtained or recorded, arising out of or in any way relating to the Business or obtained as a result of his employment by the Merge Companies or RIS Logic. The Executive acknowledges that all of the foregoing are proprietary information, and are the exclusive property of the Merge. The covenants contained in this Section 14 shall survive the termination of this Agreement.

		(b)	The Executive agrees and acknowledges that the Merge
Companies do not have any adequate remedy at law for the breach or threatened breach by the Executive of his covenant, and agrees that the Merge Companies shall be entitled to injunctive relief to bar the Executive from such breach or threatened breach in addition to any other remedies which may be available to the Merge at law or in equity.

		15.	Covenant Not to Compete and Non-solicitation.

		(a)	During Employment Period.  During the Employment
Period, the Executive shall not, without the prior written consent of Merge, which consent may be withheld at the sole and reasonable discretion of Merge, engage in any other business activity for gain, profit, or other pecuniary advantage (excepting the investment of funds in such form or manner as will not require any services on the part of the Executive in the operation of the affairs of the companies in which such investments are made) or engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise, with the operation, management, or conduct of any business that competes with the Business.

		(b)	Following Termination of Employment Period.  During
the Employment Period and during the five (5) year period immediately following the end of the Employment Period (and three (3) year period in the case of solicitation of employment as specified in (c) below), regardless of the reason therefor, the Executive shall not, without the prior written consent of Merge, which consent may be withheld at the sole discretion of
Merge: (A) engage in or in any manner be connected or concerned, directly or indirectly, whether as an officer, director, stockholder, partner, owner, employee, creditor, or otherwise with the operation, management, or conduct of any business similar to the Business; or (B) directly solicit, contact, interfere with, or divert any customer served by the Merge Companies or RIS Logic, or any prospective customer identified by or on behalf of the Merge Companies or RIS Logic, during the Executive's employment with the Merge Companies and RIS Logic.

		(c)	Non-Solicitation.  During the Employment Period and
during the three (3) year period following the end of the Employment Period, Executive will not, except as set forth in Section 6.5 (including Schedule 6.5)


<PAGE e5>


of the Merger Agreement, solicit or hire any employee or independent contractor then employed by the Merge Companies or previously employed by the Merge Companies or RIS Logic within the one year period preceding termination of the Executive's employment with the Merge Companies to join the Executive, whether as a partner, agent, employee, independent contractor or otherwise, in any enterprise.

		(d)	Acknowledgment.  The Executive acknowledges that the
restrictions set forth in Section 15 are reasonable in scope and essential to the preservation of the Business of the Merge Companies and proprietary properties and that the enforcement thereof will not in any manner preclude the Executive, in the event of the Executive's termination of employment with the Merge Companies, from becoming gainfully employed in such manner and to such extent as to provide a standard of living for himself, the members of his family, and those dependent upon him of at least the sort and fashion to which he and they have become accustomed and may expect. Executive further acknowledges that the Merge Companies conduct the Business worldwide and that the covenants contained herein are a material inducement for the Merge Companies to consummate the Merger.

		(e)	Severability.  The covenants of the Executive contained
in Section 15 of this Agreement shall each be construed as an agreement independent of any other provision in this Agreement, and the existence of any claim or cause of action of the Executive against the Merge Companies, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by the Merge Companies of such covenants. Both parties hereby expressly agree and contract that it is not the intention of either party to violate any public policy, or statutory or common law, and that if any sentence, paragraph, clause, or combination of the same of this Agreement is in violation of the law, such sentence, paragraph, clause or combination of the same shall be void, and the remainder of such paragraph and this Agreement shall remain binding on the parties to make the covenants of this Agreement binding only to the extent that it may be lawfully done. In the event that any part of any covenant of this Agreement is determined by a court of law to be overly broad thereby making the covenant unenforceable, the parties hereto agree, and it is their desire, that such court shall substitute a judicially enforceable limitation in its place, and that as so modified the covenant shall be binding upon the parties as if originally set forth herein.

		16.	Arbitration.

		(a)	Subject to the terms of Section 17(h) below, upon
presentation of a written claim or claims (collectively "Claims") arising out of or relating to this Agreement, or the breach hereof, by an aggrieved party, the other party shall have thirty (30) days in which to make such inquiries of the aggrieved party and conduct such investigations as it believes reasonably necessary to determine the validity of the Claims. At the end of such period of investigation, the complained of party shall either pay the amount of the Claims or the arbitration proceeding described in Section 16(b) shall be invoked, subject to the terms of Section 16(g) below.

		(b)	In the event that the Claims are not settled by the
procedure set forth in Section 16(a), the Claims shall be submitted to arbitration conducted in accordance with the Commercial Arbitration Rules ("Rules") of the American Arbitration Association ("AAA") except as amplified or otherwise varied hereby.


<PAGE e6>


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

		(f)	Anything in the Rules to the contrary notwithstanding,
the arbitration award shall be made in accordance with the following procedure:
(i) in the event the dispute involves monetary relief, each party shall, at the commencement of the arbitration hearing, submit an initial statement of the amount each party proposes be selected by the arbitrator as the arbitration award ("Settlement Amount"). During the course of the arbitration, each party may vary its proposed Settlement Amount. At the end of the arbitration hearing, each party shall submit to the arbitrator its final Settlement Amount ("Final Settlement Amount"), and the arbitrator shall be required to select either one or the other Final Settlement Amounts as the arbitration award without discretion to select any other amount as the award. The arbitration award shall be paid within thirty (30) business days after the award has been made, together with interest from the date of award at the rate of three percent (3%) per annum. Judgment upon the award may be entered in any federal or state court having jurisdiction over the parties; (ii) in the event the dispute involves the interpretation of this Agreement, each party shall submit an initial statement of the interpretation each party proposes be selected by the arbitrator as the arbitration award ("Proposed Interpretation"). During the course of the arbitration, each party may vary its Proposed Interpretation. At the end of the arbitration hearing, each party shall submit to the arbitrator its final Proposed Interpretation, and the arbitrator shall select either one or the other final Proposed Interpretations, or a reasonable alternative, as the arbitration award. Judgment upon the award may be entered in any federal or state court having jurisdiction over the parties

		(g)	Notwithstanding anything to the contrary contained
herein, any matter which pursuant to the terms of this Agreement is to be resolved by the Board of Merge or the Executive Committee of the Board of Merge in its sole discretion shall be so resolved without arbitration.

		17.	General Provisions.

		(a)	Goodwill.  The Merge Companies and RIS Logic have
invested substantial time and money in the development of its products, services, territories, advertising and marketing thereof, soliciting clients and creating goodwill. By accepting employment with the Merge Companies, the Executive acknowledges that the customers are the customers of the Merge Companies, and that any goodwill created by the Executive belongs to and shall inure to the benefit of the Merge Companies.


<PAGE e7>


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

	If  addressed to the Merge Companies:

	Merge Technologies Incorporated
	1126 South 70th Street
	Milwaukee, Wisconsin 53214-3151
	Attention:  Chief Executive Officer

	With a copy to:

	Shefsky & Froelich Ltd.
	444 North Michigan Avenue
	Suite 2500
	Chicago, Illinois 60611
	Attention:  Mitchell D. Goldsmith, Esq.

	If  addressed to the Executive:
	Daniel H. Quigg

	The notice shall be deemed to be received on the date of its actual receipt by the party entitled thereto in the case of personal delivery and one day following mailing in the case of (ii) above.

		(c)	Amendment and Waiver.  No amendment or modification of
this Agreement shall be valid or binding upon the Merge Companies unless made in writing and signed by officers of the Merge Companies duly authorized by the Board or upon the Executive unless made in writing and signed by him. The waiver by the Merge Companies of the breach of any provision of this Agreement by the Executive shall not operate or be construed as a waiver of any subsequent breach by him.

		(d)	Entire Agreement.  This Agreement constitutes the entire
Agreement between the parties with respect to the Executive's duties and compensation as an executive of the Merge Companies, and there are no representations, warranties, agreements or commitments between the parties hereto with respect to his employment except as set forth herein. No presumption shall be made in favor or against either party based upon who has served as draftsman of this Agreement.

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


<PAGE e8>


		(g)	Assignment.  The Executive may not under any
circumstances delegate any of his rights and obligations hereunder without first obtaining the prior written consent of Merge. This Agreement and all of the Merge's Companies rights and obligations hereunder may be assigned or transferred by them, in whole or in part, to be binding upon and inure to the benefit of any acquirer of Operating Sub or successor of Operating Sub.

		(h)	Costs of Enforcement, Litigation.  In the event of any
suit or proceeding seeking to enforce the terms, covenants, or conditions of this Agreement, the prevailing party shall, in addition to all other remedies and relief that may be available under this Agreement or applicable law, recover his or its reasonable attorneys' fees and costs as shall be determined and awarded by the court. Notwithstanding anything to the contrary contained in Section 16 above or elsewhere herein any controversy or dispute with respect to the terms of Section 11, 13, 14, or 15 of this Agreement will survive termination of this Agreement and shall be litigated in the state of federal courts of competent jurisdiction situated in Milwaukee, Wisconsin, to which jurisdiction and venue all parties consent.

		(i)	Mitigation.  The Executive shall be obligated to
mitigate his damages as a result of voluntary or involuntary termination of employment with the Merge.


	     [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]





<PAGE e9>


	IN WITNESS WHEREOF, this Agreement is entered into as of the day and year first above written.


MERGE TECHNOLOGIES INCORPORATED			RISLOGIC, INC.

By:  /s/ Richard A. Linden			By:  /s/ Richard A. Linden
-------------------------------------		-------------------------------
Richard A. Linden				Authorized Officer
President and Chief Executive Officer


						EXECUTIVE:

						/s/  Daniel H. Quigg
						-------------------------------
						Daniel H. Quigg


<PAGE e10>
<END OF DOCUMENT>