Form 10-K
period 2004-12-31
MERGE TECHNOLOGIES INC
filed 2005-03-07
CIK 944765

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-29486

MERGE TECHNOLOGIES INCORPORATED
(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1600938 (IRS Employer Identification Number)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate value for the registrant's voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, based upon the closing sale price of the Common Stock on June 30, 2004, as reported on the Nasdaq National Market, was approximately $170,414,000. Shares of Common Stock held by each officer and director and by each person who owns five percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares outstanding of each of the issuer's classes of common equity, as of February 28, 2005: 13,219,627

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III is incorporated by reference from the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ii

PART I

Item 1.    BUSINESS

Overview

        Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge eFilm, and its subsidiaries or affiliates ("Merge eFilm," "we," "us," or "our"), is a global healthcare software and services company focused on accelerating the productivity of imaging centers, hospitals and clinics. Our products fall into three distinct categories: diagnostic imaging workflow software applications, connectivity and component solutions and professional services. Our diagnostic imaging workflow applications are commonly categorized as Picture Archiving and Communication Systems ("PACS") and Radiology Information Systems ("RIS"), distributed through direct sales and Original Equipment Manufacturer ("OEM") / value added reseller ("VAR") channels throughout the world. We believe the combination of PACS and RIS define the breadth and depth of integrated diagnostic imaging workflow, with the added value of enterprise image and information access. This broader definition is our focus and the manner in which our solutions are positioned to our target market.

        Our products fuse business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise. By utilizing our products, our customers enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies, improving clinical decision making processes. In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers' businesses. We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, and specialty clinics, as well as OEM/VARs that serve these markets.

        We were founded in 1987 and built a reputation as a global company that enabled the transformation of legacy radiology (film-based) images into modern (filmless) digitized images for distribution and diagnostic interpretation. We acquired eFilm Medical, Inc. ("eFilm") in June 2002 and began doing business under the name of Merge eFilm in order to leverage eFilm's international name recognition for diagnostic medical image workstation software, with thousands of users worldwide. eFilm was founded in 2000 by Toronto's University Health Network and Mount Sinai Hospitals to develop a clinical electronic image management system.

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

        The RIS system provides efficient management of single or multi-site imaging service operations, from scheduling and exam tracking to clinical information archival, integrated billing, automated dictation/transcription, mammography tracking and reporting, and radiologist reporting and distribution. This is accomplished using industry standard protocols that provide for connectivity, integration and communication of patient data throughout the single or multi-site imaging service operation. The integration of the RIS and PACS functionality provides complete business and clinical operational workflow for the imaging center, specialty clinic and hospital markets.

        During our recent period of business growth and strategic development, we have consistently maintained a commitment to industry standards designed to benefit both healthcare providers and technology vendors. We have been a contributor to the development of the industry's standard network communications protocol known as Digital Imaging Communications in Medicine ("DICOM"), open medical standards such as Health Level Seven, Inc. ("HL7"), and the Integrated Healthcare Enterprise ("IHE") framework that has been created through an initiative cosponsored by the Radiological Society of North America ("RSNA") and the Healthcare Information and Management Systems Society ("HIMSS"). The IHE initiative represents a consortium of companies in the Radiology and Healthcare Information Systems ("HIS") fields. This set of requirements has paved the way for healthcare organizations to begin in earnest to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image and communication components. We have incorporated these standards in our radiology workflow technologies, software applications and OEM connectivity components, establishing the basis for seamless integration of images and healthcare information across an organization's computing infrastructure.

        Hospital radiology departments, diagnostic imaging centers, specialty clinics and their patients benefit from our workflow solutions in a variety of ways including:

  •
  Accelerated productivity gained by utilizing a single integrated software solution for all mission critical business and clinical workflow tools designed to automate operations, including digital dictation, billing, registration and scheduling, productivity analysis, image and report management and storage and distribution.

  •
  Increased accuracy through real time patient demographics matching across all business and clinical workflow tools.

  •
  More accountability and convenience in working with one vendor that develops, installs and supports the entire spectrum of radiology workflow tools and integration services.

  •
  The creation of permanent electronic archives of diagnostic quality images that enable the retrieval of prior and current images and reports.

  •
  Modular, flexible and cost effective systems that grow in conjunction with the growth of the imaging center, hospital or clinic.

  •
  Networking of multiple image producing and image using devices to eliminate redundancies and reduce the need for capital equipment expenditures.

        Our OEM/VAR partners utilize our connectivity, workflow and professional services, benefiting from them in a number of ways including:

  •
  Using our solutions to enhance the workflow of their solutions, expanding the depth and breadth of the digital solutions and product lines they offer their particular target market.

  •
  Speeding the time to market in the development of new solutions.

  •
  Transitioning their product portfolios from film and paper based products to digital solutions.

  •
  Leveraging our technical and deployment skills, allowing our OEM/VARs to focus on their core product competencies.

        In addition, our VAR partners market our workflow solutions in International markets, where language and local representation are key to building long term relationships with customers and generating revenues.

Business Strategy

        We continue to build on our leadership position as a full solution RIS/PACS solution provider through our expertise in radiology workflow integration, our technically innovative products, our modular software solutions and our continued focus on accelerating healthcare's productivity. This fully integrated, standards based radiology workflow solution enables radiology to integrate more efficiently with the rest of the healthcare enterprise. To continue achieving this goal, we are exercising the financial and operational discipline necessary to attain the right combination of financial and human capital resources, products and strategic partnerships. These efforts will accelerate our ability to deploy and service a fully integrated radiology workflow solution directly to the healthcare market and indirectly through our OEM/VARs.

        During 2004, we focused on completing our next generation integrated RIS/PACS, World Wide Web ("web") distribution solution, strengthening our financial foundation, enhancing our sales and distribution channels, and leveraging the global brand associated with the Merge eFilm product brands. We also made steady progress in the market's recognition of Merge eFilm as a comprehensive radiology workflow solution provider. In line with this tightly focused operational plan, we:

  •
  Launched our next generation integrated RIS/PACS solution.

  •
  Expanded our healthcare RIS, PACS and RIS/PACS customer base to approximately 200 organizations.

  •
  Though a strategic partnership with SourceOne Healthcare Technologies, Inc. ("SourceOne"), expanded the sales coverage for our RIS/PACS solutions by increasing the number of RIS/PACS sales professionals in North American representing Merge eFilm solutions.

  •
  Formed several new international VAR partnerships to expand our distribution and service capabilities.

  •
  Initiated a Customer Advisory Panel ("CA Panel"), and conducted our first National Users Group Meeting.

  •
  Earned two quality system International Standards Organization ("ISO") certificates by Underwriters Laboratories.

  •
  Released eFilm Workstation 2.0, enhancing the clinical capabilities of the world's most widely used diagnostic medical imaging desktop software.

  •
  Released a new product, FUSION eFilm™, designed to provide enhanced visualization and clinical capabilities in our PACS that speed the process of study interpretation and assist radiologists in their clinical work.

  •
  Launched an enhanced version of FUSION PACS™, which enhances the web based delivery of images and reports, bringing a new level of information delivery and convenience to our customers' referring physicians.

  •
  Launched an Academic Licensing Program to support the instruction of radiology by qualified university and college faculty, acquisition of softcopy reading skills by students in radiology and radiology technology programs, and the implementation of radiology research.

  •
  Expanded our penetration into large corporate imaging center companies, including regional and national imaging center chains such as InSight Health Corp. ("InSight Health"), Center for Diagnostic Imaging ("CDI") and Regional Diagnostic Imaging, Inc. ("Regional Diagnostic"), and winning an important new RIS/PACS software and service contract with Radiologix, Inc. ("Radiologix").

  •
  Established a stock repurchase program, building shareholder value, while ensuring sufficient resources to enable us to continue investing in our growth strategies.

  •
  Joined the Russell 2000® Small Cap Index when the broad market index was reconstituted June 25, 2004 by Russell Investment Group, increasing our profile and recognition as a growing profitable company.

  •
  Were notified that options on Merge eFilm stock commenced trading, providing our shareholders with an additional tool for investing in our stock and enhancing their investment liquidity.

        The disciplined management of our resources, strong financial foundation and comprehensive product offering with our RIS/PACS product line has created momentum that we believe will increase throughout 2005, enhancing our diagnostic imaging offerings, entering new clinical markets and creating product offerings beyond radiology. We anticipate future growth will be driven primarily by a continued concentration on the following core aspects of our business:

  •
  Direct sales initiatives, including targeted sales/marketing activities with broader geographic coverage, expanded presence in other healthcare vertical markets.

  •
  Enhanced product offerings that change the definition of RIS/PACS with clinical applications beyond radiology integrated within FUSION PACS™ and RIS/PACS.

  •
  Expanded our international OEM/VAR focus.

  •
  Continued growth and development of our professional services in alignment with our market growth.

  •
  Expanded strategic partnerships and initiatives that complement our internal efforts.

        Essential to our business strategy are partnerships that contribute to our product innovation efforts or expand the distribution of our products and professional services. In 2004, we initiated a strategic agreement with SourceOne, the nation's leading distributor of medical imaging systems, equipment, radiographic consumable supplies, and services to healthcare facilities. With this new distribution agreement, SourceOne markets and distributes Merge eFilm's entire suite of RIS and PACS solutions throughout the United States of America. This new relationship unites the leader in RIS/PACS healthcare software solutions with the leader in medical imaging distribution, sales and services to the healthcare industry, increasing the number of RIS/PACS sales professionals in the field representing Merge eFilm solutions. The Merge eFilm and SourceOne direct sales and RIS/PACS specialist teams work with healthcare customers to understand their workflow and design digital image and information solutions specific to their needs. Merge eFilm and SourceOne's combined sales, service and technical specialists provide comprehensive market coverage to ensure the United States of America healthcare market has access to the suite of digital and information imaging solutions offered by the two companies, providing the market with a single source for all products and services necessary to achieve filmless and paperless radiology workflow.

        During 2004, we successfully expanded key International VAR relationships with existing customers to include a broader offering of our FUSION™ radiology workflow products, well beyond our traditional connectivity and development toolkits. We have grown our International VAR partnership program, expanding our strong presence in the United Kingdom, and implementing FUSION™ systems in five new European countries in 2004. In 2005, we will leverage the new installations as reference sites, increasing sales momentum and market presence in these countries. We increased our marketing support of our International VARs, leveraging eFilm Workstation™ global market penetration to the VARs with the eFilm Workstation™ purchasers in the United Kingdom and the five new European countries. In Asia, our partnership with Infocom Corporation ("Infocom") of Japan has provided distribution and support services for eFilm in the Japanese market, gaining more than 350 new users of eFilm Workstation™ in the Japanese language. This relationship builds on over ten years of working with Infocom and expands the reach of the most widely used diagnostic software desktop product in the world—our eFilm Workstation™. In 2005, we will continue to expand into other Asian countries as their need for digital radiology solutions grow.

        With our OEM customers, we are able to leverage our integration expertise to provide additional opportunities and resources that will help expand our OEM customers' businesses. In 2004, we strengthened our relationship with our largest OEM customer, creating customized software that enhances the workflow of their PACS offering. We provided workflow software and our enhanced imaging toolkits not only to major radiology vendors, but also to new vendors who create solutions in other specialty markets to speed their development as they realize the importance of imaging in practices beyond radiology. In 2004, we also strengthened our focus on creating solutions for our OEM partners, partnering with them in the upstream development of imaging technologies, working as partners and jointly gaining insight into the trends and directions of future development of medical imaging.

        We believe our global presence and immersion into the creation of radiology communications and open medical standards place us in a strong position to monitor healthcare and technological forces that impact both medical equipment and software application innovations for the medical imaging industry. In addition, our established OEM/VAR relationships allow us to work with leading modality manufacturers as they develop plans for new product introductions. The product planning cycle is such that we can build on this knowledge and be prepared to meet market demand at the appropriate time. This strategy allows us to partner with leading OEM companies in the design and development of new medical imaging software applications both within and outside of radiology, then incorporate those innovative medical imaging software modules within our integrated RIS/PACS solutions for sale on a direct basis to our end user customers. This unique model of both OEM and direct sale RIS/PACS solution development accelerates our ability to innovate our products ahead of the needs of our current and future target markets. This model gives us the product innovation speed to continue changing the definition of the RIS/PACS solutions available to our market, in addition to innovating more rapidly than the competition.

Products and Services

        Focusing product innovation around the functions related to image and information management is a hallmark of our product development strategy. We view our expertise as developing software that manages the people, process, images and information workflow in such a way as to increase productivity and reduce costs for our customers. Products in place and those in development are applied to all aspects of the complex continuum of business (billing, scheduling, modality management, practice analysis), image and information management (integrating results of CT, MRI, X-ray, etc., and the associated patient information related to them), and interpretation and reporting (medical image visualization, analysis and management of medical imaging data, enhancing physicians' interpretation and reporting of data from medical imaging modalities, such as computer tomography and magnetic resonance imaging). We believe that the Merge eFilm solution is differentiated by the integration of all of these elements to create a broad data set around a single patient experience. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis, improved patient care because the waiting time from diagnosis to treatment is reduced and all pertinent information is quickly and accurately provided to the primary care giver from radiology in a single electronic report which can be accessed wherever the physician is located. This integrated solution with enterprise wide accessibility to images and information reinforces our strategy of delivering end to end clinical and business workflow solutions that accelerate our customers' productivity.

        Our product offerings fall into three distinct categories: diagnostic imaging workflow software applications; connectivity and component products; and professional services. In the end user market, the radiology workflow software applications and the associated professional services are our market-leading offering. In the OEM/VAR market, our product mix of component software applications, connectivity products, toolkits and professional services continues to strengthen and expand our long-term OEM/VAR relationships. We will continue our product innovation in this area in order to provide flexible, state of the art solutions to our OEM/VAR partners who incorporate these products directly into their RIS or PACS solutions and/or new modality equipment offerings. While the OEM/VAR relationships are central to the distribution of these products, interest continues from healthcare organizations to purchase connectivity products directly from us to complete their individual image management strategies.

        Our RIS/PACS product mix strengthened in 2004 as we fortified our product line by adding an integrated single desktop RIS/PACS solution to our FUSION RIS and PACS™ product suite. The software modules within FUSION are designed to complete our fully integrated radiology workflow system product line and are sold as individual modules or as a fully integrated solution, depending on the needs of the customer. These software modules consist of the following:

  •
  FUSION RIS™

        We have developed a comprehensive, Health Insurance Portability and Accountability Act of 1996 ("HIPAA") supportive RIS product designed with input from clients to replicate radiology workflow "best practices" within multiple or single site imaging centers or small hospitals.

        FUSION RIS™ allows clients to realize improvements in productivity by integrating information and automating traditional manual or paper methods related to scheduling, patient registration and tracking, dictation, report turnaround, billing, claims processing, practice analysis and other mission critical operational functions. This automation reduces administrative workload, while increasing patient, referring physician and employee satisfaction. Additionally, the practice can uncover ways to reduce bottlenecks, maximize profits and increase revenue through practice analysis tools. FUSION RIS™ utilizes Microsoft®-based, open systems client/server architecture and industry standard integration protocols that enable other external systems to connect and share information throughout the workflow. FUSION RIS™ is the foundation for the following integrated software application add on modules:

    •
    FUSION™ Embedded Document Management.    The optional document management module's functionality is fully embedded throughout RIS workflow to scan, view, import, export, edit, modify and store documents and images directly in the RIS. Document management reduces paper and the chance of losing documents, and ensures all patient related information is stored electronically within the patient record.

    •
    FUSION™ Mammography Tracking.    The optional mammography module supports reporting compliance, categorizing and tracking rules, and provides automatic generation of patient "lay" letters to report results and appointment reminder letter management. Mammography workflow is integrated within FUSION RIS™ and managed and tracked, including patient history, procedure history, mammography findings and biopsy information.

    •
    FUSION™ Embedded Digital Dictation.    The optional embedded Dictaphone® digital dictation module provides seamless dictation and playback throughout RIS workflow. The resulting benefits include the elimination of an interface between RIS and dictation systems, faster report turnaround and increased accuracy of patient information.

    •
    FUSION™ Integrated Billing.    FUSION RIS™ accelerates the billing and collection cycle by generating charges immediately after exam completion, and reduces errors by utilizing information from the patient profile. Claims are more accurate which results in faster payments. Once approved, charges are sent via a bi-directional interface or output to file.

  •
  FUSION PACS™

        FUSION PACS™ is an integrated repository of healthcare information and a suite of software application modules that provide PACS, teleradiology and web distribution on a single, integrated PACS platform. FUSION PACS™ is the foundation for the following integrated software application modules:

    •
    FUSION™ Base Module.    Provides database management, security services, performance monitoring, scalability and load balancing.

    •
    FUSION™ Archive Module.    Provides image and information storage management and archiving through a variety of storage devices such as RAID, NAS, SAN, tape, DVD and CD.

    •
    FUSION™ Image Visualization and Distribution Module.    Distributes images on demand through wavelet streaming technology, and provides desktop medical image visualization tools with unlimited access via network or the web.

    •
    FUSION™ HIS/RIS Interface Module.    Provides an HL7 message interface between FUSION PACS™ and any other vendor's RIS. This interface drives the workflow for technologists and radiologists by integrating the patient's prior radiology reports, and demographic and scheduled procedure information with their medical images. This alleviates redundant data entry and assures information accuracy.

    •
    FUSION™ Radiologist Workspace Module.    Provides an integrated, work list driven workspace for the radiologist including their customized "to do" list and diagnostic image viewing and reading tools.

    •
    FUSION™ Order Entry & Patient Registration Module.    Provides customers without a RIS basic automated entry of new patient information and scheduling procedures. This information drives the work list activities for radiologists and technicians. Additionally, this module, in combination with our image visualization, can be used by referring physicians to request patient information, view images and report results.

  •
  FUSION RIS/PACS™

        FUSION RIS/PACS™ is a fusion of information workflow from FUSION RIS™, and the image visualization and efficient server, archive and web distribution functionality of FUSION PACS™ into a unified, single desktop solution that helps our customers accelerate their productivity by integrating business and clinical workflow and allowing images and information to be distributed fast and efficiently.

        FUSION RIS/PACS™ stretches far beyond traditional systems that depend on patched together interfaces or "joint vendor partnerships." The true value of this solution lies in the native integration that facilitates interoperability between the RIS and PACS allowing the user to experience a single, unified desktop to access and utilize RIS, PACS, dictation, document management, billing and practice analysis workflow, while removing the complexities associated with multiple, separate system and interface deployments. We offer greater accountability, convenience and value because we develop, install, integrate and support the entire spectrum of radiology workflow tools backed by 18 years experience in radiology connectivity and thousands of customers worldwide.

        FUSION RIS/PACS™ is a comprehensive, easy to use solution designed with input from customers to replicate radiology workflow "best practices." It allows clients to realize substantial improvements in productivity, profitability and patient care by integrating images, information and voice data, and automating and streamlining traditional manual, paper and film processes related to scheduling, registration, interpretation, report turnaround, image distribution and storage, billing, claims processing, and other critical workflows.

  •
  eFilm Workstation™

        eFilm Workstation™ is a desktop diagnostic, image and analysis tool for viewing and interpreting medical images. eFilm Workstation™ is sold as stand alone software that allows radiologists to view and manipulate any digital diagnostic study, and is integrated into FUSION RIS/PACS™ and FUSION PACS™ as its diagnostic workstation. eFilm Workstation™, sold via eCommerce from our web site and through VAR distributors, is the most widely used diagnostic workstation in the world.

  •
  FUSION eFilm™

        Used as the visualization program with FUSION PACS™, FUSION eFilm™ leverages the visualization tools of eFilm Workstation™, but adds functionality such as hanging protocols and key images, reducing the time that is required to interpret diagnostic studies by providing a reading configuration the radiologist prefers.

Professional Services

        Professional services are provided by our consultants, service engineers and project managers and consist of training, advisory services, solution design consulting, solution installation, project management, ongoing help desk and on-site service and medical standards validation to healthcare organizations, healthcare professionals and medical equipment manufacturers. Proprietary training materials are used to complement project planning, management tools and diagnostic testing products. Annual customer service packages are offered to meet the unique needs and configuration requirements of each client. These service packages are priced according to service intensity required and are reviewed annually to assure all customer needs are met. We offer this suite of professional services on a global basis, with twenty-four hours per day, seven days per week ("24/7") coverage through a combination of remote and onsite delivery. Growing revenues from the sale of professional services continues to be an important focal point for the company. In addition to professional services personnel, we utilize a proprietary on line technology designed to proactively monitor the status of deployed FUSION™ solutions. ViewCheck™ proactively monitors key elements of the FUSION™ modules, captures statistics and routes alarms to our professional services staff for prompt attention. This service is core to our ability to provide a level of support and 24/7 coverage to our full FUSION™ solution customers as they rely on our products and services to run their operations.

Markets and Customers

        Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures. Our end user customers focus on strong business management of their healthcare delivery organizations. Key areas of emphasis are high quality diagnostic and treatment protocols for the care of the patients in their communities and operational efficiencies to increase patient satisfaction, address patient safety concerns and mitigate rising costs. The expenditures to re-tool the infrastructure of healthcare are significant and are directed at making more comprehensive use of the advances in medical technologies and automated workflow solutions. This is seen as a cost effective means to reach optimum efficiency and market their services to the broadest population. Radiology image and information management (RIS and PACS solutions), as well as many of the technologies offered by our OEM/VAR partners, plays a central role in the revamping of the healthcare delivery system.

  •
  RIS is a specialized system that supports radiology charge capture and billing, storage of patient data, scheduling and reporting.

  •
  PACS is an image storage, retrieval, and viewing system for X-ray, CT, MRI, nuclear medicine and ultrasound. Users are linked with display workstations over a high-speed network to an image server, archives and printers. Customers use the PACS to store, view, manage, and distribute images and reports.

  •
  The combined RIS/PACS supports complete operational management of a single or multi site-imaging center. For hospitals, when integrated with their HIS, the RIS/PACS provides all the information and images necessary for complete digital workflow, both clinical and operational. This integrated combination is the comprehensive solution that we provide to our customers' imaging centers and hospitals.

        Our RIS and PACS customer base grew to approximately 200 organizations in 2004.

        A CA Panel was formed, comprised of radiologists, chief information officers, and radiology and business managers. The purpose of the CA Panel is to provide direct feedback to our organization with respect to products and services, market trends and to gauge customer feedback on strategies being considered. This group has provided feedback to the company in 2004, including clinical guidance in the development of FUSION eFilm™, and we anticipate increased activity in 2005. In addition to the formation of the CA Panel, we conducted our first National Users Group Meeting, which drew over 100 radiologists, administrators, chief information officers and center administrations, who spent two and a half days learning how to optimize their systems, and providing feedback for our future development. In 2005, we will continue to strengthen our customer relationships that serve as a foundation of our business.

Employees

        We employ approximately 200 individuals who embody our reputation as recognized leaders in the design and engineering of diagnostic imaging workflow software solutions. We have assembled a staff with deep expertise, global presence and a thorough understanding of diagnostic imaging workflow processes, blended with the interpersonal skills necessary to guide our end user customers through the change of going from a film to filmless environment, and partnering with our OEM/VAR customers as they integrate our solutions into theirs. We also have grown our expertise in the design and development of IHE concepts, which are gaining acceptance as the standard for interoperability between imaging and healthcare information systems throughout the healthcare enterprise. These standards, and our staff's knowledge, expertise and contributions toward their development, enable us to design future solutions beyond radiology into other specialties such as cardiology, gastroenterology, pulmonology and orthopedics. We surround our technical and clinical teams with a talented group of individuals that support our business operations, allowing us to effectively market and sell our solutions, support our customers and manage our business.

        In 2004, our Human Resources and Organizational Development team executed numerous initiatives to enhance the work experiences and benefits that employees identified as being most important to them. With recognition that our employees are our most important assets, we will continue to invest in ensuring our continued reputation as a highly desirable employer within our industry.

The Merge eFilm Market

        Within the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (less than 400 beds), and specialty clinics such as orthopedics, cardiology, pulmonology, and gastroenterology practices that utilize diagnostic imaging as part of their service offering. Less than 30% of those markets are currently using a PACS to achieve a filmless workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering filmless and paperless workflow.

        This market represents a segment of healthcare providers that desires diagnostic imaging workflow, particularly as it relates to communicating throughout the healthcare enterprise and over long distances. This market has historically been underserved by image management and radiology system companies due to the high cost of hardware-centric and proprietary RIS and PACS solutions. To capitalize on this underserved market, our focus is on providing flexible radiology workflow solutions with modular software, with a phased-in approach that allows for meeting short term needs quickly and offering additional products to complete the filmless radiology workflow solution over time. In addition, our solutions are scalable as our customers' business expands, protecting the initial investment they make in our software. Approximately 75% of our existing customers are part of the imaging center, small to medium sized hospital or specialty clinic market segment. While our RIS and PACS solutions are used by several large healthcare facilities demonstrating the scalability of the software products, the primary focus for new business development is in the market segment previously described.

        The eFilm Workstation™ market presence and installed base is a primary target for our direct sales activities, with the introduction of FUSION™ as the next logical step in deploying an integrated filmless workflow solution. In 2004, we accelerated the distribution of eFilm Workstation™ as both a revenue annuity product offering and a marketing tool to further expand our presence. Leads and revenues generated by this strategy will continue to be a core component of our marketing, new lead generating and direct sales activities in 2005.

        Our OEM/VAR efforts are focused on two target markets: producers of radiology software, modality and other diagnostic imaging products, and VARs that service the end user market for connectivity components worldwide and FUSION™ software outside of North America. In 2004, we expanded the number of OEM/VAR relationships, including those in alternative vertical markets where digital diagnostic imaging is just recently introduced, such as veterinary medicine. We continue to use a dual product innovation and distribution model whereby we create products in partnership with our OEMs and leverage those innovations in the rapid development of enhanced RIS/PACS offerings for our end user customers. This accelerated product innovation cycle helps to ensure our full RIS/PACS end user solutions are enabled with leading edge OEM medical imaging software innovations. We further benefit from this model by distributing medical imaging software components through both channels, enhancing the return on our engineering investments.

        We place a strong emphasis on sustaining our reputation for high quality services and well-engineered products. We maintain strict compliance with the tenets of the international quality standards under ISO. In 2004, we received our ISO 13485 and 13488 certification, further demonstrating our ongoing commitment to quality processes that translate into internal efficiencies and quality products for our customers. Ongoing activities related to the ISO standard are a reflection of our commitment to maintaining service and product quality for our customers.

        Several independent market studies have been conducted, the results of which supported the significant market opportunity in RIS, PACS and RIS/PACS solutions. A study by Frost & Sullivan in 2002 estimates that by the end of 2008, annual expenditures for electronic image and information management systems, or PACS, will be approximately $1.1 billion. The Concord Consulting Group released data in 2002, which indicates that, with service and upgrades, the total PACS and teleradiology market will exceed $2.7 billion annually. Driving these expenditures is the realization that within our target market, approximately 15% to 18% of the diagnostic imaging procedures are processed digitally, with the remaining portion still produced on film. Market studies indicate an acceleration in converting the healthcare diagnostic imaging setting to digital workflow now that modular, integrated and cost effective software solutions running on industry standard computer hardware like those offered by us are now available.

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

Sales, Marketing and Distribution

        We use a multi-channel approach to reach our target customers. In the direct sales market, our strategic partnership with SourceOne, initiated in July 2004, greatly increased our market coverage in North America, increasing the number of opportunities in our direct sales pipeline. In addition, we have added seasoned sales professionals to our sales force, and refined our sales processes and tracking mechanisms to provide real time information to manage our sales efforts. We have focused our International sales team on the countries and OEM/VAR customer profiles that have the greatest opportunity for future growth. Our combined direct and OEM/VAR sales, supported by an expanded technical sales support team, has extensive experience in radiology and diagnostic imaging services and has the ability to work in a consultative manner to design and customize the right solution for each customer afforded by the flexibility of our products. These combined multi-channel strategies have led to our 2004 revenue successes.

        Continued visibility in the marketplace is important to our overall marketing strategy. We expanded our marketing activities in 2004 around our fully integrated RIS/PACS solution, positioning us as a full solution provider with strong historical integration expertise. This allowed us to leverage our installed base of RIS and PACS customers, improving their workflow with a fully integrated solution, which yielded immediate productivity savings in their business and clinical operations. We have successfully reached thousands of current and prospective customers through a core strategy of proactive electronic marketing, utilizing the email database provided through eFilm Workstation™ downloads, that now number approximately 50,000. This form of creating market awareness, generating leads and following up on our historical customer base is expected to continue in 2005. In addition, we regularly participate in major radiology and healthcare information system industry trade shows. The largest trade show, the RSNA 2004, which was held in Chicago, Illinois, was a highly visible launch for our integrated product offerings and demonstrating our value proposition for end user customers and VAR partners. Finally, our ongoing participation in the IHE initiative and radiology industry panels regarding open communications and medical standards, including our Director of Medical Standards serving as the co-chair of the International DICOM committee, is an added opportunity to maintain our thought leader position, which is recognized by the healthcare industry and enables us to demonstrate our value on many levels.

        The value proposition to our customers is aimed at accelerating their productivity, improving efficiency and quality of patient care while reducing their costs. We emphasize how the implementation of various diagnostic imaging workflow strategies reduces operational costs. Cost savings are attributed to a reduction of the cycle of time involved in acquiring, interpreting and distributing diagnostic studies. This time efficiency improves patient care through increasing the speed with which the radiologist and primary caregiver can discuss diagnostic findings and institute appropriate treatment. Additionally, our systems can enhance revenue due to increased referral activity from primary care physicians and increased accuracy of diagnostic imaging billing and coding.

Competition

        The markets for our products are highly competitive. Many customers purchase products from us and from our competitors as well, and rely upon Merge eFilm for their integration. Competition is present from new competitors entering the market as well as current OEM partners who can offer RIS and PACS products similar to our solutions. Analyzing the competitive environment by product line is illustrative of our perspective and our strategies to mitigate the impact of competition on our sales or market penetration.

        In the developing area of RIS and PACS workflow applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

        Our historical connectivity solutions product line continues to be a niche market leader, and they continue to reinforce our legacy reputation for integration expertise. The primary products are either retrofit products (e.g. Merge Boxes), which enable a legacy diagnostic imaging device to digitize their images and deliver them over a network, or OEM toolkits that enable users to hasten the development of DICOM-based software. The competitive danger to our Merge Box product today is that it is readily available and largely incorporated into most new imaging modalities purchased by our customers. We view our value added services, global operations, recognized brand and engineering strength as the way to protect our market share in this area. In addition, we have adopted an approach to engineering these products into the OEMs medical device through cross platform standard-based software that features a proprietary Application Program Interface that protects our intellectual capital. Upgrades to our products are continuous as changes are made by the radiology industry in the DICOM and HL7 standards. Our customers can receive full benefit of these upgrades through annual service contracts.

        We rely on our 18 years experience in working in all aspects of the diagnostic imaging industry, our growing RIS/PACS customer base and the accelerated productivity that they have experienced, and our strong customer relations as barriers to losing our market potential for our fully integrated solution. We also rely on our global brand and historical installation base as the market leader in connectivity products (Merge Boxes) and desktop software image viewing applications, eFilm Workstation™. Our installed base and our reputation for clinical and technical quality are key differentiators from the competition. In addition, the FUSION, RIS, PACS and RIS/PACS™ software modular approach to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach to this emerging area.

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

Medical, Regulatory and Government Standards and Reforms

        The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the United States of America healthcare system have been, and will continue to be, considered by the United States of America Congress. We embrace the general philosophy that we will accept and utilize all appropriate industry standards in the development of our product and service offerings. We have positioned ourselves to assist our customers in the utilization, implementation, and adherence to most major radiology standards and regulations. We, however, cannot predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, our financial condition and our results of operations.

        The following are examples of some of the environmental issues, standards and regulations that we monitor and prepare ourselves to address to protect our enterprise and that of our customers:

  •
  HIPAA has mandated the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance dates for initial phases of the requirements phase into effect began on April 14, 2003 and continue through 2005. We are taking the necessary measures to assist our customers to meet HIPAA compliance.

  •
  The United States of America Food and Drug Administration ("FDA"), which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions.

  •
  International sales of products outside of the United States of America are subject to foreign regulatory requirements that can vary from country to country.

  •
  Laws and regulations may be adopted to address Internet commerce such as online content, user privacy, pricing and characteristics and quality of applications and services.

  •
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

Item 2.    PROPERTIES

        Our principal facilities are located in Milwaukee, Wisconsin, in an approximately 22,000 square foot office leased through April 2011 at a rate of approximately $300,000 per year. We also lease a sales, administrative and service support office in Nuenen, the Netherlands, a professional services and engineering office in Toronto, Canada, a sales and engineering office in Hudson, Ohio, and a sales office in Tokyo, Japan.

Item 3.    LEGAL PROCEEDINGS

        On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03-5900) against us in the United States of America District Court for the Eastern District of Pennsylvania alleging that our "RIS Logic CS Scheduling System" product, which we acquired in connection with our RIS Logic acquisition, infringes upon their United States Patent No. 6,389,454 for their "Multi-Facility Appointment Scheduling System" product. We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful. Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others' proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback to cover any claims of breach of representation or warranty. We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims. However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        (a)   Our Common Stock commenced trading on the Nasdaq SmallCap Market on January 29, 1998, under the symbol MRGE. On June 3, 2003, our Common Stock commenced trading on the Nasdaq National Market.

        The following table sets forth for the periods indicated, the high and low closing sale prices of our Common Stock as reported by Nasdaq:

  Common Stock Market Prices

2004	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$23.14	$17.74	$17.92	$19.93
Low	$16.53	$12.95	$14.30	$12.85
2003
High	$19.90	$20.21	$13.62	$8.84
Low	$16.05	$12.38	$6.00	$6.00

        According to the transfer agent's records, we have 236 stockholders of record of Common Stock as of February 28, 2005. As of the same date, we estimate that there are in excess of 4,500 beneficial holders of our Common Stock.

Dividend Policy

        We have not paid any cash dividends on our Common Stock since formation. We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth information as of December 31, 2004, with respect to shares of our Common Stock that may be issued under an existing equity compensation plan adopted by our Board of Directors for the acquisition of RIS Logic. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 8 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column(a) (c)
Equity compensation plans Approved by security holders	—	—	—
Equity compensation plans not Approved by security holders	132,735	$14.73	—

Total	132,735	$14.73	—

Recent Sales of Unregistered Securities During Fourth Quarter 2004

        During the fourth quarter of 2004, we sold no shares of our Common Stock in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act").

        (b)   Not applicable.

        (c)   On August 24, 2004, we announced a stock repurchase plan providing for the purchase of up to $10 million of our Common Stock. Purchases may be made over a period of two years and the timing, price and volume of repurchases will be based on market conditions, applicable securities laws and other factors. As of December 31, 2004, we have not made any repurchases under this plan.

Item 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except for share and per share data)
Statements of Operations Data:
Net sales	$37,005	$28,677	$20,786	$15,741	$12,613
Operating income (loss)	9,336	7,001	3,644	1,296	(5,505)
Income (loss) before income taxes	9,805	6,899	3,708	1,358	(5,644)
Income tax expense	2,338	660	79	87	63
Net income (loss)	7,467	6,239	3,629	1,271	(5,707)
Earnings (loss) per share:
Basic	$0.57	$0.53	$0.38	$0.17	$(1.01)
Diluted	0.54	0.49	0.33	0.15	(1.01)
Weighted average shares outstanding:
Basic	13,013,927	11,566,054	8,840,059	6,178,821	5,792,945
Diluted	13,827,522	12,586,900	10,383,651	7,310,731	5,792,945
Balance Sheet Data:
Working capital	$31,923	$21,723	$7,872	$2,628	$262
Total assets	78,943	63,895	27,246	10,056	9,526
Long-term obligations	—	—	167	159	180
Stockholders' equity	63,567	53,523	21,683	6,169	3,753

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Special Note on Forward-Looking Statements

        Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussions containing such forward-looking statements may be included herein in the material set forth under Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally. In addition, when used in this report, the words: believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements. These statements are subject to a number of risks and uncertainties, including, among others and in addition to those listed under Factors That May Affect Future Results of Operations, Financial Condition or Business, our lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end user sales, involvement with rapidly developing technology in highly competitive markets, short product life cycles, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, risks of loss associated with potential infringement of our products or services on the intellectual property rights of others, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operations, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace. Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

        We are a leading provider of PACS, and RIS software to imaging centers, specialty clinics, small and medium sized hospitals, and of PACS component and connectivity technologies to many OEMs throughout the world. We also are a leader in the development in the industry standard network communications protocol known as DICOM technology, which defines the standard configuration for digital imaging used in the medical and healthcare industry. DICOM is used by virtually all OEMs building modalities for healthcare.

        Our products link business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise. By utilizing our products, our customers enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies and improve the clinical decision making processes. In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers' businesses. We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, and specialty clinics.

        Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures in the past several years. In the United States of America, we are focusing our direct sales efforts on single and multi-site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services. The Frost and Sullivan 2002 North American, Latin America and Asian PACS Market Report indicated that less than 30% of those markets are currently using a PACS to achieve a filmless workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering filmless and paperless workflow.

        The markets for our products are highly competitive. Many customers purchase products both from us and from our competitors. Our connectivity solutions product line historically has been the mainstay of our business and pioneered our development. Our competitive challenge is that similar products are readily available and the connectivity products are incorporated into most imaging modalities. In the developing area of RIS and PACS workflow software applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities. We rely on our global brand and historical installation base as the market leader in connectivity products and desktop software image viewing applications (eFilm Workstation™). This installed base, along with our reputation for clinical and technical quality and long-term service is a key differentiator from our competitors. In addition, we believe our software modular technique to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach.

        We have aggressively expanded our product offering, especially in the past three years, through our acquisitions of eFilm, RIS Logic and AccuImage Diagnostics Corp. ("AccuImage") in January 2005. We

became a full PACS provider in September 2002 through our acquisition of eFilm which provided the visualization platform, which when combined with our existing PACS components, allowed us to release our first integrated PACS system for the small and medium sized hospital and imaging center market. The eFilm Workstation™ also is core to our strategy to own the clinician desktop market. We sell our eFilm Workstation™ on the Internet, for either a small annual subscription or for an unlimited time-based license fee. This strategy allows those radiologists or clinicians who are reluctant to move to reading images digitally, to do so easily and inexpensively, particularly relative to other similar clinical diagnostic tools on the market.

        Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target markets. We saw this as a growing need of our target market. The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having PACS deliver filmless workflow and a RIS deliver paperless workflow. We see these products as core elements behind our success in achieving our results in the twelve months ended December 31, 2004, and for the foreseeable future.

2004 Accomplishments

        During 2004, we focused on five key initiatives: expanding our business development and sales distribution capabilities; improving our OEM international and VAR business; expanding our RIS/PACS product features and market share; implementing strategies to enhance and strengthen the relationship with our customers and the investment options for our shareholders; and forming strategic relationships to expand our products and services in line with emerging medical imaging market trends.

        In 2004, we expanded our business development and sales distribution capabilities to broaden our coverage of the North American healthcare market and form long-term relationships with national imaging center chains. We developed a distribution relationship with SourceOne, which increased our market coverage and exposed our RIS/PACS solutions to SourceOne's customers. Our relationship with SourceOne continued to build momentum throughout the second half of 2004 following the signing of our agreement in July, resulting in three new FUSION™ contracts during the fourth quarter. We are encouraged by the progress of this distribution relationship and the strength of the SourceOne sales pipeline as we move into 2005.

        Additionally, our ability to understand the intricacies of business and clinical workflow within our healthcare target market, especially imaging centers, resulted in expanding our relationship with regional and national imaging center chains such as InSight Health, CDI and Regional Diagnostic, and winning an important new RIS/PACS software and service contract with Radiologix. We are pleased that medical imaging corporations of this size and stature continue to choose our RIS/PACS solutions to support their business and clinical operations.

        Our European VARs implemented FUSION PACS™ in five new countries in 2004, providing reference sites for our solutions. We also revitalized relationships with our OEM customers, including the creation of a new software product line customized for a leading OEM in Europe. In partnership with our OEMs, we entered a new vertical market, veterinary medicine, where our software components complete our OEMs broader digital offering to the emerging veterinary medicine market. We expect the OEM/VAR business development progress we made during the second half of 2004 to continue in 2005.

        We expanded our market presence in 2004, including 21 new FUSION™ contracts that were added during the fourth quarter, growing our total number of FUSION™ solution customers to 195, representing over 400 healthcare facilities. Use of our eFilm Workstation™ desktop medical imaging software increased substantially during the year, delivering strong software licensing revenues and exposing eFilm Workstation™ to over 50,000 clinicians and healthcare professionals worldwide. This unique eCommerce marketing and software distribution strategy continues to be a strong source of

FUSION RIS/PACS™ sales leads and will serve as a platform for distribution of our new advanced visualization products obtained from the acquisition of AccuImage.

        In 2004, we initiated a number of activities to strengthen our relationship with our customers, built long-term and scalable employee development programs and enhanced our shareholders investment options. We held our first annual National Users Group Meeting in October, and formed a CA Panel, creating stronger mutually beneficial relationships with our customers that support the sharing of best practice information and the contribution of ideas to FUSION RIS/PACS™ functional enhancements. We also continued our steady investments in Human Resources and Organizational Development initiatives to support our growing organization and the very important human intellectual capital that drives its success. In 2004, we joined the Russell 2000® Small Cap Index, established a stock repurchase program, and options on our stock commenced trading, all of which strengthened the financial foundation that supports our growth initiatives and value to our shareholders.

        Our strategic and operational initiatives for 2005 will build on our business and financial accomplishments of 2004. In 2005, we intend to develop products and services that enhance the value of our FUSION RIS/PACS™ foundation beyond radiology, creating clinical applications for use by the increasing number of specialists that utilize diagnostic imaging in their practices. We anticipate accelerating product innovation in partnership with our OEM customers and leveraging those relationships to strategically innovate our FUSION RIS/PACS™ products more rapidly to meet future customer needs. Finally, we expect to maintain the operational discipline, profitable growth and strategic vision to deliver another year of exceptional performance for our shareholders.

Results of Operations
(In thousands, except for share and per share data)

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Twelve Months Ended December 31,
	2004	2003
Net sales	100%	100%
Cost of sales	35	31

Gross profit	65	69

Operating costs and expenses:
Sales and marketing	20	23
Product research and development	5	7
General and administrative	13	13
Depreciation and amortization	2	2

Total operating costs and expenses	40	45

Operating income	25	24
Total other income, net	1	—

Income before income taxes	26	24
Income tax expense	6	2

Net income	20%	22%

Net Sales

        Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/VARs, net of estimated product returns. Net sales for the twelve months ended December 31, 2004 include the results of our acquisition of RIS Logic on July 17, 2003 for the entire period, while net sales for the twelve months ended December 31, 2003 include only activity since the acquisition date. The following table sets forth net sales component data.

	Twelve Months Ended December 31,
	2004	2003	% Change
Direct sales	$14,547	$8,470	72%
As a percentage of total net sales	39%	30%
Professional services	$11,735	$7,524	56%
As a percentage of total net sales	32%	26%
OEM/VARs	$10,723	$12,683	(15)%
As a percentage of total net sales	29%	44%
Total net sales	$37,005	$28,677	29%

        Direct sales consists of software and purchased component revenue recognized in FUSION PACS, RIS and RIS/PACS™ sales to healthcare facilities and imaging centers. The $6,077 increase in direct sales in the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003 is attributed to revenue recognized on FUSION RIS, PACS and RIS/PACS™ sales.

        Net sales from the professional services group increased $4,211 in the twelve months ended December 31, 2004 compared to the twelve months ended December 31, 2003. The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts. We anticipate net sales from the professional services group to continue to grow as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

        Net sales to OEM/VARs and dealers decreased $1,960 in the twelve months ended December 31, 2004 attributed to the long-term OEM component business with one customer in reaching the end of its contractual life in the first quarter of 2004 and unusually low sales from European VARs in the first two quarters of 2004. This decrease is offset by the launch of a new OEM software application to the same customer in the fourth quarter of 2004. Net sales to OEM/VARs and dealers in the second half of 2004 were $5,865 compared to $6,085 for the second half of 2003.

Cost of Sales

        Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software and acquired customer contracts.

        The cost of purchased components increased to $3,898 in the twelve months ended December 31, 2004 compared to $3,394 in the twelve months ended December 31, 2003, as a result of the purchased components included in FUSION RIS/PACS™ deals recognized under the percentage of completion method of contract accounting and FUSION PACS™ only sales during the twelve months ended December 31, 2004. Cost of purchased components for the twelve months ended December 31, 2003 include only activity since the RIS Logic acquisition date.

        The cost of professional services and maintenance increased to $6,108 in the twelve months ended December 31, 2004 compared to $3,530 in the twelve months ended December 31, 2003. The increase is due to the growing number of FUSION RIS, PACS and RIS/PACS™ sales in 2004 and required headcount growth to install and maintain ongoing service and support for direct sales customers. In addition, we reassigned several presales and technical staff to the professional services group in first quarter of 2004 to keep pace with the increased installation demand. Cost of professional services for the twelve months ended December 31, 2003 include only associated costs since the RIS Logic acquisition date.

        Amortization of purchased and developed software increased to $2,881 in the twelve months ended December 31, 2004 compared to $2,046 in the twelve months ended December 31, 2003. As a percentage of net sales, amortization of purchased and developed software remained relatively consistent at 8% in the twelve months ended December 31, 2004 compared to 7% in the twelve months ended December 31, 2003. The dollar increase in the twelve months ended December 31, 2004 is a result of the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts acquired in the acquisition of RIS Logic.

Gross Profit

        Gross profit increased 22% to $24,118 in the twelve months ended December 31, 2004 from $19,707 in the twelve months ended December 31, 2003. As a percentage of net sales, gross profit decreased to 65% of net sales in the twelve months ended December 31, 2004 compared to 69% in the twelve months ended December 31, 2003. The decrease in gross profit as a percentage of sales is due to the increased professional services costs previously discussed and the fact that direct sales in the first two quarters of 2003 consisted of an unusually high percentage of software only FUSION PACS™ sales which resulted in higher than anticipated gross profit.

Sales and Marketing

        Sales and marketing expense increased 10% to $7,212 in the twelve months ended December 31, 2004 from $6,543 in the twelve months ended December 31, 2003. The increase is the result of our objective to invest in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities and imaging centers and an increased presence at our industry's largest tradeshow, RSNA, in late November 2004.

Product Research and Development

        Research and development expense as a percentage of net sales decreased slightly to 5% in the twelve months ended December 31, 2004 compared to 7% in the twelve months ended December 31, 2003. Research and development expense decreased 5% to $1,967 in the twelve months ended December 31, 2004 from $2,063 in the twelve months ended December 31, 2003. Capitalization of software development costs increased $805 to $3,479 in the twelve months ended December 31, 2004, from $2,674 in the twelve months ended December 31, 2003, as a result of our continued development of FUSION™ application modules and further integration of our FUSION RIS/PACS™ technologies during 2004. The decrease in research and development expense as a percentage of sales is primarily attributed to our quality assurance efforts which allowed us to spend a greater percentage of time on the development of new FUSION™ application modules and significant enhancements to our FUSION RIS/PACS™ technologies.

General and Administrative

        General and administrative as a percentage of net sales remained constant at 13% in the twelve months ended December 31, 2004 and December 31, 2003. General and administrative expense increased 37% to $4,839 in the twelve months ended December 31, 2004 from $3,527 in the twelve months ended December 31, 2003. General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters. The $1,312 increase is primarily attributed to increased costs associated with compliance with the Sarbanes–Oxley Act of 2002 and building infrastructure to support our growth.

Depreciation and Amortization

        Depreciation and amortization expense as a percentage of net sales remained constant at 2% in the twelve months ended December 31, 2004 and December 31, 2003. Depreciation and amortization expense increased $191 to $764 in the twelve months ended December 31, 2004 from $573 in the twelve months ended December 31, 2003. Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives. This excludes the amortization of capitalized software, which is a component of cost of sales.

Other Income, Expense

        Our interest expense increased slightly to $21 in the twelve months ended December 31, 2004 compared to $18 in the twelve months ended December 31, 2003, while interest income was $344 in the twelve months ended December 31, 2004 compared to $100 in the twelve months ended December 31, 2003. The increase in interest income is directly attributed to our increased cash and cash equivalent balance throughout the twelve months of 2004 compared to the twelve months of 2003. Other income, net, was $146 in the twelve months ended December 31, 2004 compared to other expense, net, of $184 in the twelve months ended December 31, 2003. The other income, net, for the twelve months ended December 31, 2004 is primarily attributed to the recovery from an insurance claim filed in 2003 for business interruption and unrealized foreign exchange gains on Euro denominated cash held in our Netherlands branch, where the functional currency is the United States of America Dollar ("U. S. Dollar"). The other expense, net, for the twelve months ended December 31, 2003 is primarily attributed to unrealized foreign exchange losses on U. S. Dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian dollar.

Income Taxes

        We recorded income tax expense of $2,338 in the twelve months ended December 31, 2004 and $660 in the twelve months ended December 31, 2003. Our domestic and international effective tax rate for 2004 is 24%, compared to the 2003 effective tax rate of approximately 10%. The increase in the 2004 effective tax rate is due to the reduction of valuation allowances related to deferred income taxes in 2003 that were previously established for net operating losses and tax credits. The 2004 effective tax rate was lower than the maximum effective tax rate in the twelve months ended December 31, 2004 principally due to our ability to exclude from United States of America taxation a portion of the profits associated with the international sales of our software products. The 2003 effective tax was benefited by the reduction of valuation allowances associated with net operating loss and tax credit carry forwards.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Twelve Months Ended December 31,
	2003	2002
Net sales	100%	100%
Cost of sales	31	38

Gross profit	69	62

Operating costs and expenses:
Sales and marketing	23	21
Product research and development	7	8
General and administrative	13	12
Depreciation and amortization	2	2
Acquired in-process research and development	—	1

Total operating costs and expenses	45	44

Operating income	24	18
Total other income, net	—	—

Income before income taxes	24	18
Income tax expense	2	1

Net income	22%	17%

Net Sales

        Net sales for 2003 include the results of our acquisition of RIS Logic on July 17, 2003 and net sales for 2002 include the results from our acquisition of eFilm on June 28, 2002. The following table sets forth net sales component data.

	Twelve Months Ended December 31,
	2003	2002	% Change
Direct sales	$8,470	$6,264	35%
As a percentage of total net sales	30%	30%
Professional services	$7,524	$3,735	101%
As a percentage of total net sales	26%	18%
OEM/VARs	$12,683	$10,787	18%
As a percentage of total net sales	44%	52%
Total net sales	$28,677	$20,786	38%

        The $2,206 increase in direct sales in the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002 is attributed to a half year of FUSION RIS™ sales as well as a full year of eFilm Workstation™ sales included in 2003. In addition, 2003 net sales were reduced by $430 because of a product return associated with a third quarter 2002 sale.

        The $3,789 increase in net sales from the professional services group in the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002 is attributed to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts, the added value of the acquisition of

RIS Logic, completed in July of 2003, and a full year of services obtained in the acquisition of eFilm, completed in June of 2002.

        The $1,896 increase in net sales to OEM/VARs and dealers in the twelve months ended December 31, 2003 compared to the twelve months ended December 31, 2002 is equivalent to 18%. This growth is attributed to continued sales to the OEM market, although at a much lower percentage than sales to direct channels and the professional services group.

Cost of Sales

        The cost of purchased components decreased to $3,394 in the twelve months ended December 31, 2003 compared to $4,442 in the twelve months ended December 31, 2002. This decrease in the cost of purchased components is due primarily to our sales mix, which consists of a greater percentage of higher margin products and services and reduced component costs.

        The cost of professional services and maintenance increased to $3,530 in the twelve months ended December 31, 2003 compared to $2,212 in the twelve months ended December 31, 2002. The increase is due to our acquisitions of RIS Logic and eFilm, and additional professional services staff.

        Amortization of purchased and developed software increased to $2,046 in the twelve months ended December 31, 2003 compared to $1,344 in the twelve months ended December 31, 2002. As a percentage of net sales, amortization of purchased and developed software remained relatively consistent at 7% in the twelve months ended December 31, 2003 compared to 6% in the twelve months ended December 31, 2002. The increase is due to the commencement of amortization on software available for general release and the amortization of the intellectual property and customer contracts related to the acquisitions of RIS Logic and eFilm.

Gross Profit

        Gross profit increased 54% to $19,707 in the twelve months ended December 31, 2003 compared to $12,788 in the twelve months ended December 31, 2002. As a percentage of net sales, gross profit increased to 69% of net sales in the twelve months ended December 31, 2003 compared to 62% in the twelve months ended December 31, 2002. We implemented a number of initiatives to improve gross profit in 2003, including the acquisition of RIS Logic, increasing sales made directly to healthcare facilities, targeted price increases, reductions in component costs and a gradual shift in product mix to higher margin software applications.

Sales and Marketing

        Sales and marketing expense increased 52% to $6,543 in the twelve months ended December 31, 2003 compared to $4,305 in the twelve months ended December 31, 2002. The increase is due to the acquisition of RIS Logic, commissions associated with increased sales and our investment in sales and marketing activities and staff headcount in order to grow net sales.

Product Research and Development

        Research and development expense as a percentage of net sales decreased slightly to 7% in the twelve months ended December 31, 2003 compared to 8% in the twelve months ended December 31, 2002. Research and development expense increased 27% to $2,063 in the twelve months ended December 31, 2003 compared to $1,620 in the twelve months ended December 31, 2002. Capitalization of software development costs increased $824 to $2,674 in the twelve months ended December 31, 2003 compared to $1,850 in the twelve months ended December 31, 2002. The increase in capitalized software development is a result of commercialization of technologies acquired in the eFilm acquisition, the integration of RIS Logic technology and the release of new products for revenue generation.

General and Administrative

        General and administrative expense as a percentage of net sales increased slightly to 13% in the twelve months ended December 31, 2003 compared to 12% in the twelve months ended December 31, 2002. General and administrative expense increased 38% to $3,527 in the twelve months ended December 31, 2003 compared to $2,553 in the twelve months ended December 31, 2002. The increase is mainly due to the acquisition of RIS Logic, increases in staff and professional fees related to corporate governance.

Depreciation and Amortization

        Depreciation and amortization expense remained consistent as a percentage of net sales at 2% in the twelve months ended December 31, 2003 and December 31, 2002. Depreciation and amortization expense increased $55 to $573 in the twelve months ended December 31, 2003 compared to $518 in the twelve months ended December 31, 2002. The increase is primarily due to the increased investment in capital equipment during 2003.

Acquired In-process Research and Development

        Acquired in-process research and development was $148 in 2002. The write-off was due to the eFilm acquisition we completed on June 28, 2002.

Other Income, Expense

        During the twelve months ended December 31, 2003, we increased our cash balance 282% to $16,871 from $4,411, resulting in an increase in interest income to $100, compared to interest income of $50 in the twelve months ended December 31, 2002. The increase in interest income was relatively small compared to the increase in our cash balance due to declining interest rates. Other expense, net, was $184 in the twelve months ended December 31, 2003, compared to other income, net, of $36 in the twelve months ended December 31, 2002. The increase in other expense, net, is primarily due to unrealized foreign exchange losses on U. S. Dollar receivables and cash held in our Canadian subsidiary, where the functional currency is the Canadian Dollar.

Income Taxes

        We recorded an income tax expense of $660 in the twelve months ended December 31, 2003 and $79 in the twelve months ended December 31, 2002. Our effective tax rate increased to 10% in 2003. We historically recorded a valuation allowance against deferred tax assets associated with certain net operating losses and tax credits. We determined that based upon a number of factors including our profitability for the prior three years, our profit outlook for 2004, and the relative long period of time before the remaining net operating losses and tax credits expire, that no valuation allowance was required at December 31, 2003.

Liquidity and Capital Resources

Operating Cash Flows

        Cash provided by operating activities was $13,912 in 2004 compared to $10,398 in 2003. Our positive operating cash flow in 2004 was due primarily to our net income of $7,467, depreciation and amortization expense of $3,645, a $3,554 increase in deferred revenue and billings in excess of revenues associated with our increase in sales of products and software made directly to healthcare facilities and a $1,913 increase in deferred income taxes due to tax benefits associated with utilizing net operating losses, tax credits and tax deductions associated with certain stock option exercises or disqualifying sales. These increases to cash flows from operations were offset by a $2,800 increase in accounts receivable as a result of the timing of the increased sales during the fourth quarter of 2004. The total days sales outstanding for the twelve months ended December 31, 2004 and December 31, 2003 was 110 days.

Investing Cash Flows

        Cash used in investing activities was $4,044 in the twelve months ended December 31, 2004, due primarily to capitalized software development costs of $3,479. Purchases of property and equipment were $565. We expect to continue to invest in software development projects that will continue to accelerate sales.

Financing Cash Flows

        Cash provided by financing activities was $1,323 in the twelve months ended December 31, 2004. We received net proceeds of $1,486 from employee and director stock option exercises and $68 from purchases of Common Stock under our employee stock purchase plan. We also fully repaid our note payable in August 2004.

        Total outstanding commitments at December 31, 2004, were as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years
Operating leases	$4,961	$740	$1,553	$1,316	$1,352

        In November 2004, we entered into an office lease for our new principal facility in Milwaukee, Wisconsin for approximately 22,000 square feet through April 2011. The payments due under this new lease are reflected in the above contractual obligations schedule. We do not expect to incur material moving expenses associated with the new facility and do not anticipate a significant write-off associated with existing leasehold improvements. We expect to spend approximately $700,000 related to leasehold improvements and office equipment for the new facility.

        In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million effective November 21, 2003, and maturing December 31, 2006. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At December 31, 2004, the loan's interest rate was 4.50%. No amounts were outstanding on the line of credit as of December 31, 2004.

        In January 2005, we closed our acquisition of AccuImage. The transaction is priced at approximately $6 million in cash and assumption and payment of approximately $1 million of debt. In January 2005, we also announced the execution of a merger agreement with Cedara Software Corp. in a stock-for-stock exchange. We expect to complete this acquisition in the second quarter of 2005. Although we have not completed our analysis, we expect to incur substantial out-of-pocket expenses to complete the merger.

        We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

        We believe that existing cash, together with the availability under our revolving line of credit and future cash flows from operations will be sufficient to execute our business plan in 2005. However, any projections of future cash inflows and outflows are subject to uncertainty. In 2005, it may be necessary to raise additional capital for activities necessary to meet our business objectives or our long-term liquidity needs. If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to us.

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

        For software arrangements, we recognize revenue according to the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, Software Revenue Recognition, and related amendments ("SOP No. 97-2"). SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to Statement of Position No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP No. 98-9"). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

        Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage of completion method, as prescribed by AICPA Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management's best estimate of the total amount of time it takes to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

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

Concentrations

        Substantially all of our cash is held at one financial institution located in the United States of America. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

        The majority of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements of could affect future results.

Accounts Receivable

        Our accounts receivable balance is reported net of an allowance for bad debts. We determine collection risk and record allowances for bad debts based on the aging of accounts and past transaction history with customers. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Other Long-Lived Assets

        Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets or a shorter amortization period may be required.

Goodwill and Other Intangible Assets

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS"), SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluated the fair value of goodwill and intangible assets by estimating the expected present value of their future cash flows. The future cash flows are based upon management's assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount or shorten the amortization period.

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

Guarantees

        Effective January 1, 2003, we adopted FASB Interpretation, FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees' use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions. Under our standard Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of software product warranty claims and, as such, no accrual for software warranty claims has been made. Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made.

Segment Reporting

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. We are not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate as one operating segment and report applicable enterprise-wide disclosures.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS No. 123(R)"). The new pronouncement replaces the existing requirements under SFAS No. 123 and Accounting Principals Board Opinion No. 25 ("APB Opinion No. 25"). According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, the FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. We will adopt the standard as of the effective date and are in the process of evaluating the impact of this standard on our financial statements.

Material Off Balance Sheet Arrangements

        We have no material off balance sheet arrangements.

Factors That May Affect Future Results of Operations, Financial Condition or Business

        Quarterly Operating Results May Vary—Our quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons, including accounting policy changes mandated by regulating entities (including, but not limited to, any accounting policy change concerning the expensing of options), demand for our software solutions and services, our sales cycle, and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our RIS, PACS or RIS/PACS solutions, a large percentage of our revenues are generated by the sale and installation of systems sold directly to healthcare institutions. The sale may be subject to delays due to customers' internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources. Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.

        In addition, software revenue from sales of PACS solutions is generally recognized at the time of shipment to our customers. Software revenue from sales of RIS and RIS/PACS solutions are recognized on the percentage of completion method as the installation services are performed. As a result, significant changes in the sales mix of our FUSION™ solutions may have an impact on our quarterly revenues and consequently, our earnings.

        Stock Price May Be Volatile—The trading price of our Common Stock may be volatile. The market for our Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about our performance or software solutions, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond our control. As a matter of policy, we do not generally comment on rumors.

        Furthermore, the stock market in general, and the market for software, healthcare and technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our Common Stock, regardless of actual operating performance.

        Changes in the Healthcare Industry—The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, HIPAA has impacted the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the United States of America healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

        Significant Competition—The market for RIS, PACS and RIS/PACS systems is competitive and subject to technological change. We believe that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the systems provider, the features and capabilities of the information system, the ongoing support for the system and the potential for enhancements and future compatible software solutions. Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer.

        Dependence on Key Employees—Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Richard A. Linden, our President and Chief Executive Officer. We carry key man life insurance in the amount of $5 million on Richard A. Linden and $2 million on Scott T. Veech, our Chief Financial Officer. We do not carry key man life insurance on any other of our officers or directors. The loss of the services of any of these persons could have a material adverse effect on us.

        Government Regulation—We are subject to regulation by the FDA. If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing requirements. Complying with these FDA regulations could be time consuming and expensive. It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

        Following an inspection by the FDA in November of 2003, we received a FDA warning letter and Form 483 (Notice of Inspectional Observations) listing observations of non-compliance with certain aspects of the FDA's Quality System Regulation. In August 2004, we received a visit by the FDA to review a number of corrective actions undertaken in response to the Form 483 and the FDA warning letter. The FDA had two additional observations remaining, which we believe were fully addressed by our response to the FDA in the fourth quarter of 2004. There can be no assurance, however, that our actions will be deemed adequate by the FDA or that additional actions will not be required by us.

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

        Product Related Liabilities—Many of our software solutions provide data for use by healthcare providers in providing care to patients. Although no such claims have been brought against us to date regarding injuries related to the use of our software solutions, such claims may be made in the future. Although we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all. A successful claim brought against us, which is uninsured or underinsured, could materially harm our business, results of operations or financial condition.

        Risks Associated with Our Global Operations—We market, sell and service our software solutions globally. We have established offices around the world, including North America, the Netherlands and Japan. We will continue to expand our global operations and enter new global markets. This expansion will require significant management attention and financial resources to develop successful indirect global sales and support channels. Our success will depend, in part, on our ability to form relationships with local partners. For these reasons, we may not be able to maintain or increase global market demand for our software solutions.

        Global operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors. These include:

  •
  greater difficulty in collecting accounts receivable and longer collection periods;

  •
  the impact of economic conditions outside of the United States of America;

  •
  changes in foreign currency exchange;

  •
  unexpected changes in regulatory requirements;

  •
  certification requirements;

  •
  reduced protection of intellectual property rights in some countries;

  •
  potentially adverse tax consequences;

  •
  political instability;

  •
  trade protection measures and other regulatory requirements;

  •
  service provider and government spending patterns;

  •
  natural disasters, war or terrorist acts;

  •
  poor selection of a partner in a country; and

  •
  political conditions which may threaten the safety of associates or our continued presence in foreign countries.

        Concentrations—Substantially all of our cash and cash equivalents are held at one financial institution located in the United States of America. Deposits held with the bank exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk. The majority of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

        New Regulations Relating to Patient Confidentiality—HIPAA mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats. The Department of Health and Human Services adopted final rules implementing HIPAA. The final rules include standards for the security of electronic health information and the privacy of a patient's medical records and became effective on February 20, 2003 and April 14, 2003, respectively. Most healthcare providers, healthcare clearinghouses and health plans ("Covered Entities") are required to comply. Covered Entities are required to comply with the standards for security by April 21, 2005, and have been required to comply with the standards for privacy since April 14, 2003. Although we are not a Covered Entity, most of our customers are Covered Entities. As Covered Entities, our customers are required to flow down certain of their obligations under HIPAA to their service providers. Accordingly, we have been required to adopt different and or additional procedures. In addition, we have had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations. In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions. We may be required to invest in our products and procedures to maintain compliance. In addition, many states have passed or are evaluating local versions of HIPAA. We believe, but cannot assure, that HIPAA will not materially affect our business, results of operations or financial condition.

        System Errors and Warranties—Despite testing, software products as complex as those offered by us and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or "bugs," especially early in their product life cycle. Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which systems are installed. Due to these factors, there is no assurance that the discovery of defects or errors will not cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of those factors may delay acceptance of products, which could have a material adverse effect upon the our business, results of operations or financial condition.

        Limited Protection of Intellectual Property and Property Rights; Proprietary Technology May Be Subjected to Infringement Claims—We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information. Generally, we have not historically filed patent applications or copyrights covering our software technology. As a result, we may not be able to protect against the misappropriation of our intellectual property.

        We do not believe our software products, third party software products we offer under sublicense agreements, trademarks or other proprietary rights infringe the intellectual property rights of third parties. However, there can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

        Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon —We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information. We also rely on trademark and copyright laws to protect our intellectual property. We have initiated a patent program, but currently we have a very limited patent portfolio. As a result, we may not be able to protect against misappropriation of our intellectual property.

        We May Be Unable to Successfully Integrate Acquisitions—We may continue to acquire or make investments in complementary companies, products or technologies. Acquisitions may pose risks to the operations, including:

  •
  problems and increased costs in connection with the integration of the personnel, operations, technologies or products of the acquired companies;

  •
  unanticipated costs;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on business relationships with suppliers and customers and those of the acquired company;

  •
  acquired assets becoming impaired as a result of technical advancements or worse than expected performance by the acquired company;

  •
  entering markets in which we have no, or limited, prior experience; and

  •
  potential loss of key employees, particularly those of the acquired organization.

        In addition, in connection with any acquisitions or investments we could:

  •
  issue stock that would dilute existing shareholders' percentage of ownership;

  •
  incur debt and assume liabilities;

  •
  obtain financing on unfavorable terms;

  •
  incur amortization expenses related to acquired intangible assets or incur large and immediate write-offs;

  •
  incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and leasehold improvement charges relating to vacating the acquired companies' premises; and

  •
  reduce the cash that would otherwise be available to fund operations or to use for other purposes.

        The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact our financial condition and operating results.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        Our cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2004, our cash equivalents and short-term investments include money market funds and short term deposits totaling approximately $28 million, and earned interest at a weighted average rate of 1.8%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.

Foreign Currency Exchange Risk

        We have sales and expenses in Canada and Europe that are denominated in currencies other than the U. S. Dollar and as a result have exposure to foreign currency exchange risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Merge Technologies Incorporated:

        We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Technologies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Merge Technologies Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Merge Technologies Incorporated:

        We have audited management's assessment, included in the accompanying report on internal control over financial reporting in Item 9A of Form 10-K, that Merge Technologies Incorporated (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Merge Technologies Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Merge Technologies Incorporated maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Merge Technologies Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 4, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 4, 2005

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$28,067	$16,871
Accounts receivable, net of allowance for doubtful accounts of $497 and $374 at December 31, 2004 and 2003, respectively	11,100	8,359
Inventory	1,082	893
Prepaid expenses	495	288
Deferred tax asset	3,076	3,541
Other current assets	1,417	156

Total current assets	45,237	30,108

Computer equipment	5,275	4,819
Office equipment	755	718
Leasehold improvements	351	259

	6,381	5,796
Less accumulated depreciation and amortization	4,884	4,122

Net property and equipment	1,497	1,674
Long-term receivable	57	101
Purchased and developed software, net of accumulated amortization of $9,804 and $7,314 at December 31, 2004 and 2003, respectively	9,751	8,420
Intangibles—customer contracts, net of accumulated amortization of $760 and $371 at December 31, 2004 and 2003, respectively	1,183	1,572
Goodwill	21,167	21,846
Other assets	51	174

Total assets	$78,943	$63,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,020	$1,294
Accrued wages	1,414	911
Notes payable	—	219
Redemption value related to exchangeable Common Stock	—	68
Other accrued liabilities	1,202	795
Deferred revenue	5,839	3,717
Billings in excess of revenues—contracts in progress	2,839	1,381

Total current liabilities	13,314	8,385
Deferred tax liability	2,062	1,987

Total liabilities	15,376	10,372

Shareholders' equity:
Preferred Stock, $0.01 par value: 3,999,998 shares authorized; zero shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Special Voting Preferred Stock, no par value: one share authorized; zero shares issued and one share issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Series 2 Special Voting Preferred Stock, no par value: one share authorized; zero shares issued and one share issued and outstanding at December 31, 2004 and December 31, 2003, respectively	—	—
Common Stock, $0.01 par value: 30,000,000 shares authorized; 13,186,185 shares and 12,485,646 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	132	125
Common Stock subscribed: 817 and 8,058 shares at December 31, 2004 and December 31, 2003, respectively	14	47
Additional paid-in capital	55,418	53,175
Retained earnings (accumulated deficit)	7,411	(56)
Accumulated other comprehensive income—cumulative translation adjustment	592	232

Total shareholders' equity	63,567	53,523

Total liabilities and shareholders' equity	$78,943	$63,895

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share data)

	Years Ended December 31,
	2004	2003	2002
Net sales:
Software and other	$25,270	$21,153	$17,051
Services and maintenance	11,735	7,524	3,735

Total net sales	37,005	28,677	20,786

Cost of sales:
Software and other	3,898	3,394	4,442
Services and maintenance	6,108	3,530	2,212
Amortization	2,881	2,046	1,344

Total cost of sales	12,887	8,970	7,998

Gross profit	24,118	19,707	12,788

Operating costs and expenses:
Sales and marketing	7,212	6,543	4,305
Product research and development	1,967	2,063	1,620
General and administrative	4,839	3,527	2,553
Depreciation and amortization	764	573	518
Acquired in-process research and development	—	—	148

Total operating costs and expenses	14,782	12,706	9,144

Operating income	9,336	7,001	3,644

Other income (expense):
Interest expense	(21)	(18)	(22)
Interest income	344	100	50
Other, net	146	(184)	36

Total other income (expense)	469	(102)	64

Income before income taxes	9,805	6,899	3,708
Income tax expense	2,338	660	79

Net income	$7,467	$6,239	$3,629

Net income per share—basic	$0.57	$0.53	$0.38

Weighted average number of shares of Common Stock outstanding—basic	13,013,927	11,566,054	8,840,059

Net income per share—diluted	$0.54	$0.49	$0.33

Weighted average number of shares of Common Stock outstanding—diluted	13,827,522	12,586,900	10,383,651

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2002, 2003 and 2004

(in thousands, except for share data)

	Preferred Stock		Common Stock
	Shares issued	Issued amount	Shares subscribed	Subscribed amount	Shares issued	Issued amount	Additional paid-in capital	Retained earnings (accumulated Deficit)	Stock subscription receivable	Cumulative translation adjustment	Total shareholders' equity
Balance at December 31, 2001	637,237	$6	22,173	$17	7,019,493	$70	$16,183	$(9,924)	$(35)	$(148)	$6,169
Accretion of put value	—	—	—	—	—	—	466	—	—	—	466
Issuance of Common Stock	(637,236)	(6)	—	—	645,222	6	44	—	—	—	44
Stock issued for acquisitions	1	—	—	—	93,901	1	9,118	—	—	—	9,119
Exchange of share rights into Common Stock	—	—	—	—	179,603	2	(2)	—	—	—	—
Stock issued under ESPP	—	—	(18,631)	(2)	36,976	—	78	—	—	—	76
Exercise of stock options	—	—	—	—	778,571	8	1,028	—	—	—	1,036
Exercise of stock warrants	—	—	—	—	722,943	8	1,110	—	—	—	1,118
Preferred Stock dividends declared	—	—	—	—	—	—	(20)	—	—	—	(20)
Issuance of Preferred Stock dividend	—	—	—	—	4,974	—	30	—	—	—	30
Reduction of stock subscription receivable from related party	—	—	—	—	—	—	—	—	10	—	10
Net income	—	—	—	—	—	—	—	3,629	—	—	3,629
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	—	—	6	6

Balance at December 31, 2002	2	$—	3,542	$15	9,481,683	$95	$28,035	$(6,295)	$(25)	$(142)	$21,683
Accretion of put value	—	—	—	—	—	—	970	—	—	—	970
Issuance of Common Stock	—	—	—	—	701,664	7	7,738	—	—	—	7,745
Stock issued and options granted for acquisitions	—	—	—	—	771,804	8	12,485	—	—	—	12,493
Exchange of share rights into Common Stock	—	—	—	—	852,901	9	(9)	—	—	—	—
Stock issued for services rendered	—	—	—	—	28	—	—	—	—	—	—
Stock issued under ESPP	—	—	4,516	32	21,875	—	121	—	—	—	153
Exercise of stock options	—	—	—	—	551,690	6	2,110	—	—	—	2,116
Exercise of stock warrants	—	—	—	—	104,001	—	68	—	—	—	68
Tax benefit on exercise of stock options	—	—	—	—	—	—	1,657	—	—	—	1,657
Reduction of stock subscription receivable from related party	—	—	—	—	—	—	—	—	25	—	25
Net income	—	—	—	—	—	—	—	6,239	—	—	6,239
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	—	—	374	374

Balance at December 31, 2003	2	$—	8,058	$47	12,485,646	$125	$53,175	$(56)	$—	$232	$53,523
Accretion of put value	—	—	—	—	—	—	68	—	—	—	68
Exchange of share rights into Common Stock	—	—	—	—	352,261	4	(4)	—	—	—	—
Stock issued under ESPP	—	—	(7,241)	(33)	11,806	—	101	—	—	—	68
Exercise of stock options	—	—	—	—	336,472	3	1,483	—	—	—	1,486
Retirement of preferred shares	(2)	—	—	—	—	—	—	—	—	—	—
Tax benefit on exercise of stock options	—	—	—	—	—	—	595	—	—	—	595
Net income	—	—	—	—	—	—	—	7,467	—	—	7,467
Foreign currency cumulative translation adjustment	—	—	—	—	—	—	—	—	—	360	360

Balance at December 31, 2004	—	$—	817	$14	13,186,185	$132	$55,418	$7,411	$—	$592	$63,567

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except for share data)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$7,467	$6,239	$3,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,645	2,633	1,862
Amortization of discount on note assumed in merger	12	16	13
Provision for doubtful accounts receivable, net of recoveries	123	81	122
Deferred income taxes	1,913	101	—
Acquired in-process technology and software write-off	—	—	148
Issuance of options and stock for services rendered	—	—	44
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(2,800)	904	(3,845)
Inventory	(189)	(440)	89
Prepaid expenses	(198)	(51)	(80)
Accounts payable	720	(483)	759
Accrued wages	500	(369)	(38)
Other accrued liabilities	399	78	(35)
Deferred revenue and billings in excess of revenues	3,554	1,561	1,016
Other	(1,234)	128	121

Net cash provided by operating activities	13,912	10,398	3,805

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4,417)	(243)
Purchases of property and equipment	(565)	(1,117)	(558)
Capitalized software development	(3,479)	(2,674)	(1,850)

Net cash used in investing activities	(4,044)	(8,208)	(2,651)

Cash flows from financing activities:
Proceeds from note receivable	—	25	10
Proceeds from exercise of stock options	1,486	2,116	1,036
Proceeds from employee stock purchase plan	68	153	76
Proceeds from exercise of warrants	—	68	1,118
Proceeds from sale of Common Stock	—	7,745	—
Principal payment of notes	(231)	—	—
Principal payments under capital leases	— —	(6)	(24)

Net cash provided by financing activities	1,323	10,101	2,216

Effect of exchange rate changes on cash	5	169	(2)
Net increase in cash	11,196	12,460	3,368
Cash and cash equivalents, beginning of period	16,871	4,411	1,043

Cash and cash equivalents, end of period	$28,067	$16,871	$4,411

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$1,119	$237	$91
Cash paid for interest	$—	$3	$10
Non Cash Investing and Financing Activities:
Payment of preferred stock dividends through issuance of Common Stock	$—	$—	$32
Redemption value related to exchangeable Common Stock	$1	$41	$99
Value of exchangeable shares issued for acquisition of 1,000,000 shares	$—	$—	$7,737
Value of Common Stock and options issued for acquisitions	$—	$12,493	$792

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2004	2003	2002
Net income	$7,467	$6,239	$3,629
Accumulated other comprehensive income—cumulative translation adjustment, net of income tax expense of $86, $37 and $0	274	337	6

Comprehensive income	$7,741	$6,576	$3,635

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated

Notes to Consolidated Financial Statements

(in thousands, except for share and per share data)

(1)   Summary of Significant Accounting Policies

(a)  Nature of Operations

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

(b)  Principles of Consolidation

        The consolidated financial statements include our financial statements and our wholly owned subsidiaries, eFilm Medical, Inc., RIS Logic, Inc. and Merge Technologies K. K. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Inventory

        Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(d)  Property and Equipment

        Property and equipment are stated at cost.

        Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of our major classes of property and equipment are: three years for computer equipment and seven years for office equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.

(e)  Purchased and Developed Software

        All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Software development costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. During 2004, 2003 and 2002, we capitalized software development costs of $3,479, $2,674, and $1,850, respectively. Amortization expense related to purchased and developed software for 2004, 2003 and 2002, was $2,881, $2,046, and $1,344, respectively.

        We assess the recoverability of these costs periodically by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows through the sale of that product.

(f)  Fair Value of Financial Instruments

        Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities. The carrying amounts approximate fair value because of the short maturity of these instruments. The carrying value of long-term receivables is not materially different from the fair value.

(g)  Long-Lived Assets

        We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Other long-term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets or a shorter amortization period may be required. We have reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that their carrying values as of December 31, 2004 are recoverable in future periods.

(h)  Goodwill and Other Intangibles

        Effective January 1, 2002, we adopted SFAS No. 142 and SFAS No. 141, Business Combinations ("SFAS No. 141"). SFAS No. 141 specifies criteria for recognizing and reporting intangible assets apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually.

        As of the date of adoption of SFAS No. 142, we have discontinued amortization of all existing goodwill. Additionally, pursuant to the provisions of SFAS No. 141, we substantiated our recorded purchased software as intangible assets that must be recognized apart from goodwill and amortized over its estimated useful lives of three to five years.

        Our intangible assets, other than developed software, subject to amortization are summarized as follows:

	Weighted Average Remaining Amortization Period (Years)	December 31, 2004		December 31, 2003
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased software	2.9	$2,901	$(1,230)	$2,901	$(645)
Customer contracts	3.0	1,943	(760)	1,943	(371)

Total	2.9	$4,844	$(1,990)	$4,844	$(1,016)

        Amortization expense was $974, $693, and $261 for the years ended 2004, 2003 and 2002, respectively. Estimated aggregate amortization expense for each of the next five years is as follows:

For the year ended:	2005	$935
	2006	$924
	2007	$708
	2008	$287
	2009	—

        The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite useful lives be tested at least annually for impairment or when indicators of potential impairment exist, using a fair value based approach. We continue to monitor the carrying value of goodwill through annual impairment tests. At December 31, 2004, we performed our annual impairment tests and found none of our goodwill to be impaired.

        During 2004, we reduced goodwill by $496 to reflect adjustments made to the RIS Logic tax assets prior to our acquisition and $183 due to the refund of Canadian tax credits associated with software development efforts related to periods prior to our acquisitions of eFilm and Interpra Medical Imaging Network Ltd. ("Interpra"). The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows:

Balance as of January 1, 2004	$21,846
Goodwill adjustments	(679)

Balance as of December 31, 2004	$21,167

(i)  Warranties

        We provide twelve months of hardware warranty on our sales. We have provided for expected hardware warranty costs based on our historical experience. Accrued warranty was $17, $67 and $67 at December 31, 2004, 2003 and 2002, respectively. The adjustment in the accrual during 2004 of $50 is attributed to a reduction of expected costs due to decreased sales in the OEM sales channel and is reflected in cost of goods sold—software and other.

(j)  Guarantees

        Effective January 1, 2003, we adopted FIN No. 45. FIN No. 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees' use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions. Under our standard Software

License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of software product warranty claims and, as such, no accrual for software warranty claims has been made. Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made.

(k)  Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l)  Net Income Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. We have made an accounting policy election to use the if-converted method for convertible securities that participate in Common Stock dividends; however, the two-class method must be used if the effect is more dilutive. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	Years Ended December 31,
	2004	2003	2002
Numerator:
Net income	$7,467	$6,239	$3,629
Preferred Stock dividends	—	—	(20)
Accretion of redemption value related to exchangeable shares	(1)	(41)	(99)
Allocation of income to exchangeable shares	(1)	(56)	(118)

Numerator for net income per share—basic	$7,465	$6,142	$3,392

Adjustment for effect of assumed conversion of Preferred Stock	—	—	20

Numerator for net income per share—diluted	$7,465	$6,142	$3,412

Denominator:
Weighted average number shares of Common Stock outstanding	13,013,927	11,566,054	8,840,059

Effect of convertible Preferred Stock	—	—	295,714
Effect of stock options	813,595	972,380	925,277
Effect of warrants	—	48,466	322,601

Denominator for net income per share—diluted	13,827,522	12,586,900	10,383,651

Net income per share—basic	$0.57	$0.53	$0.38
Net income per share—diluted	$0.54	$0.49	$0.33

        For the years ended December 31, 2004, 2003 and 2002, 39,500, 464,000 and 766,316, respectively, options and warrants to purchase shares of our Common Stock had exercise prices greater than the average market price of the shares of our Common Stock and were excluded from the diluted net income per share calculation as their inclusion would have been anti-dilutive.

        The following potentially dilutive Common Stock equivalent securities, including securities considered in the calculation of diluted earnings per share, were outstanding at December 31, 2004, 2003 and 2002.

	2004	2003	2002
Stock options	1,590,085	1,664,557	1,435,298
Exchangeable shares	—	352,261	1,205,172
Warrants	—	—	301,667

	1,590,085	2,016,818	2,942,137

(m)  Stock Option Plans

        As of December 31, 2004, we maintain three stock-based employee compensation plans and one director option plan, which are described more fully in Note 8. We apply the provisions of SFAS

No. 123(R), Accounting for Stock-Based Compensation, as amended, which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123(R) allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123(R) had been applied.

        We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123(R), our net income would have been decreased in 2004, 2003 and 2002 to the pro forma amounts indicated below:

	Years Ended December 31,
	2004	2003	2002
Net income, as reported	$7,467	$6,239	$3,629
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax benefit	(1,161)	(881)	(456)

Pro forma net income	$6,306	$5,358	$3,173

Net income per share:
Basic—as reported	$0.57	$0.53	$0.38

Basic—pro forma	$0.48	$0.46	$0.33

Diluted—as reported	$0.54	$0.49	$0.33

Diluted—pro forma	$0.46	$0.43	$0.29

(n)  Revenue Recognition

        Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions. Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

        For software arrangements, we recognize revenue according to SOP 97-2, as amended. SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9. Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

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

        Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage of completion method, as prescribed by AICPA SOP 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management's best estimate of the total amount of time it takes to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

        Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential items only.

(o)  Use of Estimates

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

(q)  Segment Reporting

        In June 1997, the FASB issued Statement No. 131. SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. We are not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, we operate as one operating segment and report applicable enterprise-wide disclosures.

(r)  Foreign Currency Translation

        We use the U. S. Dollar for financial reporting purposes as substantially all of our billings are in U. S. Dollars. The balance sheets of our foreign subsidiaries are translated into U. S. Dollars using the balance sheet date exchange rate, and revenues and expenses are translated using the average exchange rate for the period. The resulting translation gains and losses are recorded as a component of stockholders' equity. Foreign currency transaction gains and losses are reflected in the consolidated statements of operations, as a component of other income (expense), net.

(s)  Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. The new pronouncement replaces the existing requirements under SFAS No. 123 and APB Opinion No. 25. According to SFAS No. 123(R), all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as any other form of compensation by recognizing the related cost in the statement of operations. This pronouncement eliminates the ability to account for stock-based compensation transactions using APB Opinion No. 25 and generally would require that such transactions be accounted for using a fair-value based method. For public companies, the FASB has determined that SFAS No. 123(R) is effective for awards and stock options granted, modified or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123(R) provides transition alternatives for public companies to restate prior interim periods or prior years. We will adopt the standard as of the effective date and are in the process of evaluating the impact of this standard on our financial statements.

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

        An escrow of 173,093 shares of Common Stock was established as a reserve for 18 months, which was extended and will terminate on March 18, 2005, against any claims regarding breaches or representations and warranties.

        On June 28, 2002, we acquired all the outstanding capital stock of eFilm pursuant to a stock acquisition agreement dated April 15, 2002, for a total purchase price of $8,360 consisting primarily of 1,000,000 exchangeable shares. eFilm has been in the business of development of medical imaging workflow products and services, developing innovative medical image viewing and related solutions within a clinical environment. Its assets included accounts receivable, inventory, capital equipment and intangible assets.

        We paid a significant premium above the fair value of eFilm's tangible net assets principally for two reasons: eFilm's knowledge of our software products through the joint development projects that were undertaken prior to the acquisition; and the ability to sell our products to existing eFilm customers. Also, eFilm's software development ability is particularly important because as we looked to the future, we foresaw the need to expand our software product offerings to healthcare institutions as many of our competitors are promising more integrated solutions. In addition, we expected to be able to sell our higher price and high margin software products to eFilm's customers and to use the eFilm Workstation™ as a way to have the healthcare institutions become aware of us. The fair value of each exchangeable share issued in the eFilm acquisition was determined to be $7.736, using a three-day average closing price of our Common Stock after signing the definitive agreement.

        Each holder of eFilm exchangeable shares has the right, at any time within five years of the acquisition date, to exchange their shares for our Common Stock on a one-for-one-basis, subject to adjustment provisions. As of December 31, 2004, all shares were converted to our Common Stock.

        We also established an escrow holdback of 116,590 exchangeable shares for 18 months for indemnification with respect to certain potential claims. The escrow holdback was released during 2003.

        For eFilm, the value assigned to acquired in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. We estimated the fair value of the eFilm in-process research and development to be $148. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.

        The estimated fair value of the eFilm in-process research and development was determined by the utilization of the income or consumption approach. Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 25% discount rate, which was calculated using an industry beta and capital structure.

        In May 2002, we acquired certain assets of Aurora Technologies, Inc. ("Aurora") pursuant to an asset acquisition agreement dated April 18, 2002, for a total purchase price of $917 consisting primarily of 93,901 shares of our Common Stock. Aurora was in the business of design, production and sale of diagnostic radiology products and software that facilitate the viewing, distribution and storage of digital images. Its assets included accounts receivable, inventory, capital equipment and intangible assets. The fair value of shares issued to Aurora was determined to be $8.43 per share.

        An escrow holdback of 18,780 shares of Common Stock was established for 12 months, for indemnification with respect to certain potential claims. The escrow holdback was released in 2003.

        The acquisitions were accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for RIS Logic, acquired on July 17, 2003, for eFilm, acquired on June 28, 2002, and for Aurora, acquired on May 28, 2002, since the respective acquisition dates. The amounts allocated to purchased and developed software are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amounts assigned to goodwill are not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment. The following is a summary of purchase consideration for the acquisitions:

Form of Consideration	RIS Logic Fair Value	eFilm Fair Value	Aurora Fair Value
Cash	$4,311	$—	$100
93,901 shares of Common Stock	—	—	792
771,804 shares of Common Stock	11,041	—	—
1,000,000 eFilm exchangeable shares	—	7,737	—
Vested stock options	1,452	437	—
Transaction costs	180	186	25

Total consideration	$16,984	$8,360	$917

        The total purchase consideration of approximately $16,984, $8,360 and $917 were allocated to the fair value of the net assets acquired in each of these transactions as follows:

	RIS Logic	eFilm	Aurora
Current assets	$2,184	$403	$51
Other assets	247	44	29
Purchased and developed technologies	1,483	1,193	85
Customer contracts	977	966	—
Goodwill	13,973	6,124	752
Deferred income tax	496	145	—
In-process research and development	—	148	—
Liabilities assumed	(2,376)	(663)	—

Total consideration	$16,984	$8,360	$917

        Of the amounts assigned to goodwill in the acquisitions, the $13,973 relating to the RIS Logic transaction and the $6,124 relating to the eFilm transaction will not be deductible for federal income tax purposes, and the $752 relating to the Aurora transaction will be deductible for federal income tax purposes.

(3)   Accounts Receivable

        Substantially all receivables are derived from sales and related support and maintenance of our products to healthcare providers located throughout the United States of America and in certain foreign countries.

        Our accounts receivable balance is reported net of an allowance for doubtful accounts. We provide for an allowance for estimated uncollectible accounts based upon historical experience and management's judgment. At the end of 2004 and 2003, the allowance for estimated uncollectible accounts was $497 and $374, respectively.

        The following table shows the changes in our allowance for doubtful accounts.

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
For year ended December 31, 2004 Allowance for doubtful accounts	$374	$134	$(11)	$497
For year ended December 31, 2003 Allowance for doubtful accounts	$293	$81	$—	$374
For year ended December 31, 2002 Allowance for doubtful accounts	$171	$264	$(142)	$293

(4)   Indebtedness

(a)    Line of Credit

        In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million, effective November 21, 2003, and maturing December 31, 2006. The line is subject to covenants including financial covenants, as defined, with respect to minimum net income, tangible net worth, current ratio, total liabilities to tangible net worth ratio, interest coverage ratio, and other customary covenants. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points. At December 31, 2004, the loan's interest rate was 4.5%. No amounts were outstanding on the line of credit as of December 31, 2004.

(b)    Note Payable to Investor

        We had a $300 Canadian five year non-interest bearing note assumed in the 1999 acquisition of Interpra. This note was repaid in full during 2004. The note was discounted to reflect the current interest rate of 8% at the time the note was assumed and the related discount was amortized over a five-year period. We recognized interest expense related to this note of approximately $12, $16 and $13 in 2004, 2003 and 2002, respectively.

(5)   Employee Benefit Plan

        We maintain defined contribution retirement plans (401(k) profit sharing plan for the United States of America employees and RRSP for the Canadian employees) covering employees who meet the minimum service requirements and have elected to participate. We made our matching contribution (under the 401(k) profit sharing plan for the United States of America employees and DPSP for the Canadian employees) equal to a maximum of 2.5% in 2004 and 2003, and 2.0% in 2002. Our matching contributions totaled $203, $112, and $77 for the years ended December 31, 2004, 2003 and 2002, respectively.

        In 2004, we also accrued a discretionary profit sharing contribution of $120 to be contributed in 2005 under these plans.

(6)   Income Taxes

        The provision for income tax consists of the following for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Current:
Federal	$676	$1,284	$(19)
State	474	357	3
Foreign	119	149	95

Total current	1,269	1,790	79

Deferred:
Federal	623	(642)	—
State	217	(551)	—
Foreign	229	63	—

Total deferred	1,069	(1,130)	—

Total provision	$2,338	$660	$79

        Actual income taxes vary from the expected income taxes (computed by applying the statutory income tax rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,
	2004	2003	2002
Expected tax expense	$3,432	$2,415	$1,261
Total increase (decrease) in income taxes resulting from:
Nondeductible amortization and acquired in-process technology	—	—	50
Change in the valuation allowance allocated to income tax expense	—	(2,236)	(1,650)
Extraterritorial income tax exclusion	(1,457)	—	—
Research and experimentation credit	(108)	(134)	(40)
Nondeductible expenses	53	42	85
Foreign withholding taxes, net of federal income tax benefit	100	558	—
State and local income taxes, net of federal income tax benefit	449	117	204
Foreign rate differential	(118)	(43)	28
Other	(13)	(59)	141

Actual tax expense	$2,338	$660	$79

        In 2003, we increased our United States Federal statutory tax rate to 35% from 34%, which was applied in 2002, because we believe that 35% is expected to be the statutory rate at which the deferred components will reverse in the future.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	December 31,
	2004	2003
Deferred tax assets:
Accrued wages	$124	$206
Research and experimentation credit carry forwards	2,331	1,974
Other credit carry forwards	143	59
Net operating loss carry forwards	1,232	1,684
Foreign net operating loss carry forwards	283	710
Other	257	215

Total deferred tax assets	4,370	4,848

Deferred tax liabilities:
Software development costs and intangible assets	(2,783)	(2,667)
Intangibles—customer contracts	(479)	(594)
Other	(94)	(33)

Total gross deferred liabilities	(3,356)	(3,294)

Net deferred taxes	$1,014	$1,554

Included on balance sheet:
Current assets: Deferred tax asset	$3,076	$3,541
Non-current liabilities: Deferred tax liability	(2,062)	(1,987)

Net deferred taxes	$1,014	$1,554

        The decrease in the valuation allowance for the years ended December 31, 2004, 2003, and 2002, was $0, $2,660, and $1,269, respectively. Management has an obligation under SFAS No. 109, Accounting for Income Taxes, to review, at least annually, the components of our deferred income taxes. This review is to ascertain that, based upon the information available at the time of the preparation of financial statements; it is more likely than not, expected to utilize future deductions and credits. In the event that management determines that it is more likely than not those future deductions or credits will not be utilized, a valuation allowance should be recorded to reduce the deferred tax asset to the amount expected to be realized. Management's analysis for 2004 determined that a valuation allowance was not needed at December 31, 2004. This was the same conclusion reached during the 2003 annual review. This decision was based upon many factors, both quantitative and qualitative, such as (1) our four years of positive taxable income, before net operating loss deductions, (2) expected future operating profitability, and (3) the relatively long expiration periods of net operating losses and tax credits. However, fluctuations in the actual outcome of these expectations could materially impact our tax expense and deferred tax assets in the future. Prior to 2003, it was determined that the ultimate realization of deferred tax assets was, based upon the relatively low levels of historical taxable income at that time, not likely.

        The income tax benefit of disqualifying dispositions of employee incentive stock options exercised during 2004 and 2003 in the amount of $595 and $1,657, respectively, was recorded in additional paid in capital, and did not result in a benefit on the statements of operations.

        At December 31, 2004, we had federal net operating loss carry forwards and research credit carry forwards of $2,897 and $1,890, respectively, state net operating loss carry forwards and research credit carry forwards of $3,945 and $441, respectively, and foreign federal and provincial net operating loss carry forwards of $169 and $1,963, respectively.

        These losses and credits are available to offset future taxable income, and tax in the future. The federal net operating loss and research credit carry forwards expire at varying amounts beginning in 2007 and 2005, respectively, and continue through 2021 and 2024, respectively. The state net operating loss and research credits carry forwards expire in varying amounts beginning in 2015 and 2005, respectively, and continue through 2023 and 2019, respectively. The foreign federal and provincial net operating loss carry forwards expire in varying amounts beginning in 2007 and continue through 2010. A portion of the income tax loss carry forwards and credits are subject to certain limitations, which could impair our ability to utilize the benefits of these losses and credits in the future. In addition, if certain substantial changes in our ownership should occur, tax loss and credit carry forwards may be further limited.

        We file a consolidated federal income tax return.

(7)   Leases

        We have a non-cancelable operating lease for our main office facility that expires in June 2005. Total rent expense associated with this lease for the years ended December 31, 2004, 2003 and 2002, was approximately $324, $307 and $304, respectively. Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year), as of December 31, 2004, are:

Operating
2005	$740
2006	779
2007	774
2008	743
2009	573
Thereafter	1,352

Total minimum lease payments	$4,961

        In November 2004, we entered into an office lease for our new principal facility in Milwaukee, Wisconsin for approximately 22,000 square feet through April 2011. The payments due under this new lease are reflected in the table above.

(8)   Shareholders' Equity

(a)    Common Stock

        During 2003, warrants to purchase 104,001 shares of Common Stock were exercised.

        In July 2003, we issued 771,804 shares of our Common Stock to the shareholders of RIS Logic to acquire 100% of their outstanding stock. We did not use any underwriters to complete the transaction. The transaction was exempt from registration as a private offering under Regulation D and Section 4(2) of the Securities Act.

        In July 2003, we sold 666,664 shares of our Common Stock in an offering exempt from registration as a non-public offering, which raised $8 million of gross proceeds before any expenses associated with the offering of these shares. The monies raised were for general corporate purposes. Fees of $240 and 35,000 shares of our Common Stock were paid to Belle Haven Investments, L. P., a placement agent. All shares were sold in a non-public offering exempt under Regulation D and Section 4(2) of the Securities Act and only to persons who were accredited investors.

        On August 24, 2004, we announced a stock repurchase plan providing for the purchase of up to $10 million of our Common Stock. Purchases may be made over a period of two years and the timing, price and volume of repurchases will be based on market conditions, applicable securities laws and other factors. As of December 31, 2004, we have not made any repurchases under this plan.

(b)    Special Voting Preferred Stock

        At the end of 2003, we had one share of our Special Voting Preferred Stock issued and outstanding. The one share issued to our former transfer agent, served as a trustee in voting matters on behalf of the Interpra exchangeable shareholders. As of December 31, 2004, there were no Interpra exchangeable shares outstanding and the one share of Special Voting Preferred Stock was retired.

(c)    Series 2 Special Voting Preferred Stock

        At the end of 2003, we had one share of Series 2 Special Voting Preferred Stock issued to our former transfer agent, which served as a trustee in voting matters on behalf of the eFilm exchangeable shareholders. As of December 31, 2004, there were no eFilm exchangeable shares outstanding and the one share of Series 2 Special Voting Preferred Stock was retired.

(d)    Series A Preferred Stock

        There were no transactions of Series A Preferred Stock during 2004.

(e)    Stock Option Plan

        We maintain a stock option plan for our employees that provides for the grant of a maximum of 3,265,826 options to purchase shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of the options vest over a four-year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant. At December 31, 2004, there were 388,780 options available to grant.

        In July 2003, our Board of Directors adopted a stock option plan for the employees of RIS Logic that provides for the grant of a maximum of 300,000 options to purchase shares of our Common Stock. Under the plan, 127,697 vested options were granted as rollover options as part of the acquisition agreement at an exercise price of $2.94 per share. An additional 148,500 options were granted and have an exercise price equal to the fair market value of our Common Stock at the date of grant, vest over a four year period at 25% per year and expire six years from the date of grant. All options granted under this plan are considered non-statutory options under Section 401(a) of the Internal Revenue Code. Any expired or forfeited options granted under this plan are not eligible for reissuance. This plan does not allow for option grants after December 31, 2003.

        We also maintain a stock option plan for our non-employee directors, which provides for the granting of a maximum of 300,000 options to purchase shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of options granted under this plan fully vest at the date of grant. Any expired or forfeited options granted under this plan are not eligible for reissuance. The options granted under this plan expire ten years and one day from the date of grant. At December 31, 2004, there were 9,592 options available to grant.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year of grant	Expected Option Life (in years)	Expected Volatility	Dividend Yield	Risk-free Interest Rate
2002	6 – 10	50%	0%	2.95% – 5.18%
2003	0 – 6	50%	0%	0.90% – 3.27%
2004	0 – 4	50%	0%	2.06% – 3.12%

        A summary of stock option activity is as follows:

	Number	Weighted-average exercise price	Weighted-average fair value of options granted
Options outstanding, December 31, 2001	1,844,274	$2.01
Options granted	532,281	$6.30	$3.40
Options exercised	(851,812)	1.81
Options forfeited and expired	(89,445)	3.21

Options outstanding, December 31, 2002	1,435,298	3.62
Options granted	824,324	$11.42	$6.37
Options exercised	(551,690)	3.88
Options forfeited and expired	(43,375)	6.58

Options outstanding, December 31, 2003	1,664,557	7.34
Options granted	390,500	$15.08	$5.90
Options exercised	(336,472)	4.48
Options forfeited and expired	(128,500)	13.35

Options outstanding, December 31, 2004	1,590,085	9.36

Options exercisable, December 31, 2004	831,416	$6.64

        The following table summarizes information about stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted average remaining contractual life in years	Weighted average exercise price	Number of shares	Weighted average exercise price
$1.00 – $ 1.47	136,125	1.69	$1.114	118,831	$1.130
$2.00 – $ 2.94	297,263	1.83	2.023	297,263	2.023
$4.00 – $ 6.00	113,000	3.24	4.683	59,750	4.866
$6.70 – $ 9.78	301,356	4.61	7.394	142,731	7.724
$12.96 – $17.61	742,341	5.70	15.313	212,841	15.930

	1,590,085	4.25	$9.357	831,416	$6.639

(f)    Stock Purchase Plan

        We maintain an employee stock purchase plan that allowed employees during 2004 to purchase stock at the lesser of the stock price at the start of each calendar quarter or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions. During 2003 and 2002, employees purchased stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions. Employees contributed $68, $153, and $76 during 2004, 2003, and 2002, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

(g)    Warrants

        No warrants to purchase shares of our Common Stock were issued or outstanding during 2004.

        In August 2003, the remaining 11,667 warrants of the 25,267 warrants to purchase shares of Common Stock, issued in January of 2001, were exercised at $1.00 per share.

        In April and July of 2003, 92,334 warrants to purchase shares of Common Stock, issued in October of 2000, were exercised at $1.156 per share.

(h)    Exchange Rights

        As part of our acquisition of eFilm, we granted rights for the issuance of 1,000,000 shares of Common Stock to holders of eFilm exchangeable shares on a one-for-one basis. As of December 31, 2004, there were no eFilm exchangeable shares outstanding.

        As part of our acquisition of Interpra, we granted rights for the issuance of 420,000 shares of Common Stock to holders of Interpra exchangeable shares on a one-for-one basis. Holders of exchangeable shares had the right to require us to purchase the exchangeable shares at $4.50 per share from August 31, 2004 through September 30, 2004. As of December 31, 2004, there were no Interpra exchangeable shares outstanding.

(9)   Concentrations

        Substantially all of our cash is held at one financial institution located in the United States of America. Deposits held with the bank exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and, therefore, bear minimal risk.

        The majority of our clients are imaging centers, hospitals and integrated delivery networks. If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

        Foreign sales, denominated in U. S. Dollars, accounted for approximately 23%, 37% and 38% of our net sales for the years ended December 31, 2004, 2003, and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, sales in foreign currency represented 9%, 3%, and 4%, respectively, of our net sales.

        We maintain sales offices in Nuenen, the Netherlands and Toronto, Ontario, Canada. Revenues are attributed to countries based on the originating office of the related orders. Net sales for the Netherlands sales office were approximately $4,821, $5,875 and $5,440 for the years ended December 31, 2004, 2003 and 2002, respectively. Net sales for the sales office in Canada were $2,748, $4,200 and $1,749 for the years ended December 31, 2004, 2003 and 2002, respectively. Long-lived assets in service at the Nuenen and Toronto sales offices were not material as of December 31, 2004 and 2003.

        Although we maintain a sales office in Tokyo, Japan, orders from customers in Japan are processed in the United States of America and are considered United States of America based sales. Long-lived assets in service at the Tokyo office were not material as of December 31, 2004 and 2003.

        For the year ended December 31, 2004, we had no individual customer that represented more than 10% of net sales. We had one customer that comprised 14% and 18% of net sales for the years ended December 31, 2003 and 2002, respectively. No individual customer represented 10% or more of accounts receivable at December 31, 2004 or 2003.

(10)    Related Party Transactions

        In April 2003, Richard A. Linden, President and Chief Executive Officer, repaid the remaining $25 note receivable for a stock subscription.

(11)    Subsequent Events

        In January 2005, we closed our acquisition of AccuImage Diagnostics Inc., a leader in the development, marketing and support of software for advanced visualization, analysis and management of medical imaging data from medical imaging modalities, including state-of-the-art multi-slice CT and MRI. The transaction will be accounted for under the purchase method of accounting with a purchase price of approximately $6 million in cash, plus the assumption and payment of approximately $1 million of debt.

        In January 2005, we announced the signing of a definitive agreement to merge in an all-stock transaction with Cedara Software Corp., a leading independent developer of medical software technologies for the global healthcare market. We will issue either 0.587 shares of our Common Stock, or 0.587 shares of a newly created class of Canadian exchangeable shares for each share of Cedara common stock. The transaction is subject to approval by shareholders of each company, regulatory approvals and other customary closing conditions.

        Each of the business combinations will be accounted for under the purchase method of accounting. The purchase price for each transaction will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values at the respective dates of acquisition. We will determine the estimated fair values based on independent appraisals, discounted cash flows, quoted market prices and estimates made by management. To the extent that the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired, such excess will be allocated to goodwill.

(12)    Quarterly Results (unaudited)

2004 Quarterly Results	March 31	June 30	September 30	December 31
Net sales	$8,637	$8,907	$9,307	$10,154
Income before income taxes	2,193	2,489	2,489	2,634
Net income	1,354	1,497	2,237	2,379
Basic earnings per share	$0.10	$0.12	$0.17	$0.18
Diluted earnings per share	$0.10	$0.11	$0.16	$0.17
2003 Quarterly Results	March 31	June 30	September 30	December 31
Net sales	$6,117	$6,434	$7,619	$8,507
Income before income taxes	1,496	1,709	1,835	1,858
Net income	1,317	1,400	1,625	1,897
Basic income per share	$0.12	$0.13	$0.13	$0.15
Diluted income per share	$0.11	$0.12	$0.12	$0.14

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2004, that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

        There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

        Our Chief Executive Officer and Chief Financial Officer, together with other members of management of Merge Technologies Incorporated, are responsible for establishing and maintaining adequate internal control over financial reporting.

        Internal control over financial reporting is the process designed under our supervision, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, even effective internal controls over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Furthermore, the effectiveness of internal controls can change with circumstances.

        Management has evaluated the effectiveness of internal control over financial reporting as of December 31, 2004, in relation to criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations Commission of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

        KPMG LLP, our independent registered public accounting firm, has issued their report on management's assessment of internal control over financial reporting, which appears on page 35.

Item 9B.    OTHER INFORMATION

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

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to the information set forth under the caption "Directors and Executive Officers" in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

        The information regarding our audit committee members and audit committee financial experts is incorporated by reference to the information set forth under the caption "Board Committees; Independence of Directors" and "Audit Committee Report" in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

        Merge eFilm has adopted a Code of Ethics that applies to all of our directors, employees and officers, including its principal executive officer, its principal financial officer, its controller and persons performing similar functions. Our Code of Ethics, together with the corresponding Whistleblower Policy, are available free of charge on our public web site (www.merge-efilm.com) on the Company Information/Board of Directors web page. Future material amendments or waivers relating to the Code of Ethics and/or the corresponding Whistleblower Policy will be disclosed on the web page referenced in this paragraph within four (4) business days following the date of such amendment or waiver.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference to the information set forth under the caption "Compensation of Merge Directors and Executive Officers" in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership and Certain Beneficial Owners and Management" in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference to the information set forth under the caption "Merge Related Party Transactions" in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference to the information set forth under the caption "Other Matters" in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

        (a)   The following documents are filed as part of this annual report:

    Financial Statements filed as part of this report pursuant to Item 8 of this report:

    •
    Consolidated Balance Sheets at December 31, 2004 and December 31, 2003

    •
    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004

    •
    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004

    •
    Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2004

    •
    Notes to Consolidated Financial Statements

        (b)   See Exhibit Index that follows. Management contracts and compensatory plans are listed as Exhibits 10.1 – 10.5.

EXHIBIT INDEX

2.1	Merger Agreement by and among Merge Technologies Incorporated, RL Acquisition Corp, RIS Logic Incorporated, and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003(6)
2.2	Merger Agreement by and between Merge Technologies Inc., AccuImage Diagnostics Inc., ADI Acquisition Corp. and the Principal Shareholder of AccuImage Diagnostics Corp. dated November 24, 2004(9)
2.3	Merger Agreement by and between Merge Technologies Inc., Cedara Software Corp. and Corrida, Ltd. dated January 17, 2005(10)
3.1
Articles of Incorporation of Registrant(2), Articles of Amendment as filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(4), Articles of Amendment as filed on February 23, 2001(4), and Articles of Amendment as filed on August 9, 2002(7)
3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)
10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(7)
10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(7)
10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(7)
10.4	Employment Agreement entered into as of March 1, 2004, between Registrant and David M. Noshay(7)
10.5	Employment Agreement entered into as of July 17, 2003, between Registrant and Daniel H. Quigg(8)
10.6	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(2), as amended and restated in its entirety as of September 1, 2003(5)
10.7	1998 Stock Option Plan For Directors(1)
10.8	2003 Stock Option Plan of Registrant dated September 24, 2003, and effective July 17, 2003(5)
10.9	Loan Agreement dated as of November 21, 2003, by and between Registrant and Lincoln State Bank(7)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 13(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Section 13(a) of the Securities Exchange Act of 1934
32
Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
99.1	Code of Ethics(7)

99.2	Whistleblower Policy(7)

(1)
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(2)
Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.

(3)
Incorporated by reference from Quarterly Report on Form 10-QSB for the three months ended December 31, 1999.

(4)
Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(5)
Incorporated by reference from Quarterly Report on Form 10-Q for the three months ended December 31, 2003.

(6)
Incorporated by reference from Current Report on Form 8-K dated July 17, 2003.

(7)
Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

(8)
Incorporated by reference from Quarterly Report on Form 10-Q for the three months ended September 30, 2004.

(9)
Incorporated by reference from Current Report on Form 8-K dated November 24, 2004.

(10)
Incorporated by reference from Current Report on Form 8-K dated January 18, 2005.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGISTRANT: MERGE TECHNOLOGIES INCORPORATED
Date: March 7, 2005	By:	/s/ RICHARD A. LINDEN Richard A. Linden President and Chief Executive Officer
Date: March 7, 2005	By:	/s/ SCOTT T. VEECH Scott T. Veech Chief Financial Officer, Treasurer and Secretary

SIGNATURES

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 7, 2005	By:	/s/ WILLIAM C. MORTIMORE William C. Mortimore Director and Chairman
Date: March 7, 2005	By:	/s/ ROBERT A. BARISH, M. D. Robert A. Barish, M. D. Director
Date: March 7, 2005	By:	/s/ DENNIS BROWN Dennis Brown Director
Date: March 7, 2005	By:	/s/ MICHAEL D. DUNHAM Michael D. Dunham Director
Date: March 7, 2005	By:	/s/ ROBERT T. GERAS Robert T. Geras Director
Date: March 7, 2005	By:	/s/ ANNA M. HAJEK Anna M. Hajek Director
Date: March 7, 2005	By:	/s/ RICHARD A. LINDEN Richard A. Linden Director
Date: March 7, 2005	By:	/s/ RICHARD A. RECK Richard A. Reck Director
Date: March 7, 2005	By:	/s/ FRANK E. SEIDELMANN, D. O. Frank E. Seidelmann, D. O. Director

QuickLinks

INDEX
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
  EXHIBIT INDEX
SIGNATURES