Form 10-Q
period 2005-03-31
MERGE TECHNOLOGIES INC
filed 2005-05-05
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0–29486

MERGE TECHNOLOGIES INCORPORATED

(Exact name of Registrant as specified in its charter.)

Wisconsin	39-1600938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6737 West Washington Street, Suite 2250, Milwaukee, WI  53214–5650

(Address of principal executive offices)

(414) 977–4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act).   Yes  ☒   No ☐

As of May 3, 2005, the Registrant had 13,238,497 shares of Common Stock outstanding.

INDEX

PART I

Financial Information

Item 1.	Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

i

PART I

Item 1.    Consolidated Financial Statements

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,569	$28,067
Accounts receivable, net of allowance for doubtful accounts of $567 and $497 at March 31, 2005 and December 31, 2004, respectively	12,552	11,100
Inventory	1,094	1,082
Prepaid expenses	1,069	495
Deferred tax asset	2,841	3,076
Other current assets	1,951	1,417
Total current assets	42,076	45,237
Computer equipment	5,439	5,275
Office equipment	754	755
Leasehold improvements	645	351
	6,838	6,381
Less accumulated depreciation and amortization	5,080	4,884
Net property and equipment	1,758	1,497
Long-term receivable	45	57
Purchased and developed software, net of accumulated amortization of $10,476 and $9,804 at March 31, 2005 and December 31, 2004, respectively	10,685	9,751
Intangibles - customer contracts, net of accumulated amortization of $860 and $760 at March 31, 2005 and December 31, 2004, respectively	1,163	1,183
Goodwill	25,995	21,167
Other assets	730	51
Total assets	$82,452	$78,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,888	$2,020
Accrued wages	896	1,414
Other accrued liabilities	1,727	1,202
Deferred revenue	6,502	5,839
Billings in excess of revenues - contracts in progress	2,523	2,839
Total current liabilities	14,536	13,314
Deferred tax liability	2,060	2,062
Total liabilities	16,596	15,376
Shareholders’ equity:
Preferred Stock, $0.01 par value: 3,999,998 shares authorized; zero shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Special Voting Preferred Stock, no par value: one share authorized; zero shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Series 2 Special Voting Preferred Stock, no par value: one share authorized; zero shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common Stock, $0.01 par value:30,000,000 shares authorized; 13,237,887 shares and 13,186,185 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	132	132
Common Stock subscribed: 610 and 817 shares at March 31, 2005 and December 31, 2004, respectively	11	14
Additional paid-in capital	55,608	55,418
Retained earnings	9,507	7,411
Accumulated other comprehensive income - cumulative translation adjustment	598	592
Total shareholders’ equity	65,856	63,567
Total liabilities and shareholders’ equity	$82,452	$78,943

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share data)

	Three Months Ended March 31,
	2005	2004
Net sales:
Software and other	$7,109	$6,156
Services and maintenance	3,392	2,481
Total net sales	10,501	8,637
Cost of sales:
Software and other	989	1,115
Services and maintenance	1,634	1,466
Amortization	806	638
Total cost of sales	3,429	3,219
Gross profit	7,072	5,418
Operating costs and expenses:
Sales and marketing	1,655	1,694
Product research and development	753	482
General and administrative	1,318	912
Depreciation and amortization	199	189
Total operating costs and expenses	3,925	3,277
Operating income	3,147	2,141
Other income (expense):
Interest expense	—	(5)
Interest income	120	54
Other, net	(43)	3
Total other income	77	52
Income before income taxes	3,224	2,193
Income tax expense	1,128	839
Net income	$2,096	$1,354
Net income per share - basic	$0.16	$0.10
Weighted average number of shares of Common Stock outstanding - basic	13,208,370	12,886,780
Net income per share - diluted	$0.15	$0.10
Weighted average number of shares of Common Stock outstanding - diluted	13,992,241	13,752,543

See accompanying notes to consolidated financial statements.

 MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$2,096	$1,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005	827
Amortization of discount on note assumed in merger	—	4
Provision for doubtful accounts receivable, net of recoveries	70	11
Deferred income taxes	911	782
Change in assets and liabilities, net of acquisitions:
Accounts receivable	(1,233)	118
Inventory	8	(17)
Prepaid expenses	(561)	(160)
Accounts payable	642	(241)
Accrued wages	(587)	(108)
Other accrued liabilities	(144)	(110)
Deferred revenue and billings in excess of revenues	290	(386)
Other	(31)	69
Net cash provided by operating activities	2,466	2,143
Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,808)	—
Purchases of property and equipment	(428)	(191)
Capitalized software development	(880)	(958)
Net cash used in investing activities	(8,116)	(1,149)
Cash flows from financing activities:
Proceeds from exercise of stock options	144	238
Proceeds from employee stock purchase plan	11	19
Net cash provided by financing activities	155	257
Effect of exchange rate changes on cash	(3)	(9)
Net (decrease) increase in cash	(5,498)	1,242
Cash and cash equivalents, beginning of period	28,067	16,871
Cash and cash equivalents, end of period	$22,569	$18,113
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$214	$229
Non Cash Investing and Financing Activities:
Redemption value related to exchangeable Common Stock	$—	$1

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2004
Net income	$2,096	$1,354
Accumulated other comprehensive income – cumulative translation adjustment, net of income tax expense of $2 and $7	4	11
Comprehensive income	$2,100	$1,365

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated

Notes to Consolidated Financial Statements

(Unaudited and in thousands, except for share data)

(1)          Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10–Q.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10–K of Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge eFilm, and its subsidiaries and affiliates (which we sometimes refer to collectively as “we,” “us” or “our”).

Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations.

(2)          Goodwill and Other Intangibles

Goodwill is our only unamortizable intangible asset.  In the three months ended March 31, 2005, we increased goodwill by $4,828 due to the acquisition of AccuImage Diagnostics Corp. (“AccuImage”).  The changes in the carrying amount of goodwill in the three months ended March 31, 2005, are as follows:

Balance as of January 1, 2005	$21,167
Goodwill related to AccuImage acquisition	4,828
Balance as of March 31, 2005	$25,995

Our intangible assets, other than internally developed software, subject to amortization are summarized as of March 31, 2005, as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization

Purchased software	3.1	$3,664	$(1,376)
Customer contracts	2.9	2,023	(860)
Total	3.0	$5,687	$(2,236)

Amortization expense was $246 for the three months ended March 31, 2005.  Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining nine months:	2005	$844
For the year ended December 31:	2006	$1,092
	2007	$876
	2008	$456
	2009	$169

(3)          Income Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding.  We have made an accounting policy election to use the if–converted method for convertible securities that participate in Common Stock dividends; however, the two–class method must be used if the effect is more dilutive.  Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options with an exercise price of less than the average market price of our Common Stock.  The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$2,096	$1,354
Accretion of redemption value related to exchangeable shares	—	(1)
Allocation of income to exchangeable shares	—	(1)
Numerator for net income per shares – basic and diluted	$2,096	$1,352

Denominator:
Weighted average number of shares of Common Stock outstanding	13,208,370	12,886,780

Effect of stock options	783,871	865,763
Denominator for net income per share – diluted	13,992,241	13,752,543

Net income per share – basic	$0.16	$0.10
Net income per share – diluted	$0.15	$0.10

For the three months ended March 31, 2005 and 2004, options to purchase 19,000 shares and 323,500 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock.

(4)          Stock–Based Compensation

We maintain three stock–based employee compensation plans and one director option plan.  We apply the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS No. 123”), which requires entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans.  All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25.  Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income would have been decreased in the three months ended March 31, 2005 and 2004, to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$2,096	$1,354
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(196)	(182)
Pro forma net income	$1,900	$1,172

Earnings per share:
Basic – as reported	$0.16	$0.10
Basic – pro forma	$0.14	$0.09

Diluted – as reported	$0.15	$0.10
Diluted – pro forma	$0.14	$0.09

(5)          Acquisitions

On January 28, 2005, we acquired all of the outstanding capital stock of AccuImage in an all cash transaction.  The total purchase price for the acquisition is $7,001.  AccuImage has been in the business of the development, marketing and support of software for advanced visualization, analysis and management of medical imaging data from medical imaging modalities.

We paid a significant premium above the fair value of AccuImage’s tangible net assets principally because we determined that AccuImage’s software development ability and advanced visualization products.  As we look to the future, we foresee the need to expand our software product offerings to healthcare institutions and imaging centers to include advanced visualization tools.

An escrow of $1,000 of the purchase price was established as a reserve for 24 months, which will terminate on January 28, 2007, against any claims regarding breaches of representations and warranties as well as adjustments to the net asset value of the AccuImage balance sheet at the date of closing.

The acquisition was accounted for using the purchase method of accounting.  The accompanying consolidated statements of operations include the results of operations for AccuImage since the acquisition date, January 28, 2005.  The amount allocated to purchased and developed software and customer relationships are being amortized over a five (5) year period.  The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment.  The following is a summary of purchase consideration for the acquisition of AccuImage:

Form of Consideration	Fair Value

Cash	$5,848
Debt assumed and paid	1,012
Transaction costs	141
Total consideration	$7,001

The following table represents the allocation of the total purchase consideration for the purchase of AccuImage.  The allocation of the purchase consideration is based in part upon an independent valuation.

Fair Value

Assets acquired	$1,043
Purchased and developed technologies	763
Customer relationships	80
Goodwill	4,828
Deferred tax asset	676
Liabilities assumed	(1,401)
Debt assumed and paid	1,012
Total consideration	$7,001

The $4,828 assigned to goodwill in the acquisition will not be deductible for federal income tax purposes.

(6)          Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and

Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS No. 123(R) supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to our share-based employee compensation programs.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our results of operations or financial position.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward-Looking Statements

Certain statements in this report that are not historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Discussions containing such forward-looking statements may be included herein in the material set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally.  In addition, when used in this report, the words:  believes, intends, anticipates, expects and similar expressions are intended to identify forward-looking statements.  These statements are subject to a number of risks and uncertainties, including, among others and in addition to those listed under Factors That May Affect Future Results of Operations, Financial Condition or Business, our lack of consistent profitability, fluctuations in operating results, credit and payment risks associated with end-user sales, involvement with rapidly developing technology in highly competitive markets, short product life cycles, acquisition and development of new technologies, dependence on major customers, expansion of our international sales effort, broad discretion of management and dependence on key personnel, risks associated with product liability and product defects, risks of loss associated with potential infringement of our products or services on the intellectual property rights of others, costs of complying with government regulation, changes in external competitive market factors which might impact trends in our results of operations, unanticipated working capital and other cash requirements, general changes in the industries in which we compete, and various other competitive factors that may prevent us from competing successfully in the marketplace.  Actual results could differ materially from those projected in the forward-looking statements.  We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.  Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

We are a leading provider of Picture Archiving and Communications Systems (“PACS”), and Radiology Information System (“RIS”) software to imaging centers, specialty clinics, small and medium sized hospitals, and of PACS component and connectivity technologies to many Original Equipment Manufacturers (“OEMs”) throughout the world.  We also are a leader in the development in the industry standard network communications protocol known as Digital Imaging Communications in Medicine (“DICOM”) technology, which defines the standard configuration for digital imaging used in the medical and healthcare industry.  DICOM is used by virtually all OEMs building modalities for healthcare.

Our products link business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise.  By utilizing our products, our customers enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies and improve the clinical decision making processes.  In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers’ businesses.  We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, and specialty clinics.

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double-digit increases in healthcare expenditures in the past several years.  In the United States of America, we are focusing our direct sales efforts on single and multi–site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services.  The Frost and Sullivan 2002 North American, Latin America and Asian PACS Market Report indicated that less than 30% of those markets are currently using a PACS to achieve a filmless workflow environment and an even smaller percentage has a fully integrated RIS/PACS delivering filmless and paperless workflow.

The markets for our products are highly competitive.  Many customers purchase products both from us and from our competitors.  Our connectivity solutions product line historically has been the mainstay of our business and pioneered our development.  Our competitive challenge is that similar products are readily available and the connectivity products are incorporated into most imaging modalities.  In the developing area of RIS and PACS workflow software applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us.  Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.  We rely on our global brand and historical installation base as the market leader in connectivity products and desktop software image viewing applications (eFilm Workstation™).  This installed base, along with our reputation for clinical and technical quality and long–term service is a key differentiator from our competitors.  In addition, we believe our software modular technique to implementing a customized, fully integrated solution is appealing to our target market and is the foundation of our approach.

We have aggressively expanded our product offering, especially in the past three years, through our acquisitions of eFilm Medical Inc. (“eFilm”), RIS Logic, Inc. (“RIS Logic”) and AccuImage.  We became a full PACS provider in September 2002 through our acquisition of eFilm which provided the visualization platform, which when combined with our existing PACS components, allowed us to release our first integrated PACS system for the small and medium sized hospital and imaging center market.  The eFilm Workstation™ also is core to our strategy to own the clinician desktop market.  We sell our eFilm Workstation™ on the Internet, for either an annual subscription or for an unlimited time–based license fee.  This strategy allows those radiologists or clinicians who are reluctant to move to reading images digitally, to do so easily and inexpensively, particularly relative to other similar clinical diagnostic tools on the market.

Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target markets.  We saw this as a growing need of our target market.  The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having PACS deliver filmless workflow and a RIS deliver paperless workflow.

Our January 2005 acquisition of AccuImage allowed us to provide advanced visualization product offerings to healthcare institutions and imaging centers.  In addition, it will allow us to become one of the first providers of integrated visualization solutions offered on other than on a stand–alone workstation basis, which we see as a growing need of our target market.

Significant Events in the Three Months Ended March 31, 2005

During the three months ended March 31, 2005, we continued to focus on a core set of strategic and operational objectives designed to reinforce our market–leading position as a RIS/PACS solution provider and achieve our financial goals.  We continue to see accelerating interest from our target market for a comprehensive workflow solution from a single, trusted healthcare software solutions provider.  We have remained consistent in our focus on imaging centers, small to medium size hospitals, and specialty clinics, including a growing target market of orthopedic groups and neurosurgery centers.

During the three months ended March 31, 2005, we successfully added direct sales staff and now have 25 employees focused on direct sales activities.  We continued our focus on building long–term partnerships with national imaging center chains.  Radiologix, Inc., an imaging center corporation with 76 centers, is utilizing our RIS/PACS solution as a key strategy to accelerate their workflow.  Radiologix, Inc. successfully implemented FUSION™ RIS/PACS in its Northeast region, and will next focus on moving toward full digital workflow in its San Francisco region.  We realized further market share gains in the RIS/PACS market by adding 18 new FUSION™ customers, bringing our total FUSION™ RIS, PACS or RIS/PACS customer base to 213 customers across 425 healthcare facilities.  We developed an inside sales strategy in the three months ended March 31, 2005, designed to enhance the workflow of our current customer base by identifying add–on software module opportunities and RIS/PACS version upgrades that will enhance their workflow.  This strategy will become increasingly important as we expand both our installed base of RIS, PACS and RIS/PACS solutions and the additional portfolio of solutions, add–on software modules and clinical software applications that can be cross sold to these customers.

The leadership and operational tactics deployed during the quarter ended September 30, 2004 in our OEM/VAR group continue to yield strong results.  We continue to see strength and diversity in our OEM/VAR business, including the development of our European VARs that resell our FUSION™ PACS solution.

During the three months ended March 31, 2005, our product innovation group released new software that continues to deliver on our promise to accelerate our customers’ productivity.  We strengthened the capabilities of our core FUSION™ RIS/PACS software by releasing a new version that provides advanced business workflow capabilities, including accounts receivable, collections and cash management, which improve our customers’ financial performance.

Following the closing of our AccuImage acquisition in January 2005, we focused on two key initiatives:  the integration of AccuImage advanced visualization software capabilities into our RIS/PACS product suite and the sale of AccuImage software applications to our OEM market.  We also began selling AccuImage software applications to FUSION™ PACS customers, and we are in the process of integrating the AccuImage advanced visualization features into the FUSION™ PACS and RIS/PACS workflow.  We have also made steady progress on integrating AccuImage software into eFilm Workstation™ that will allow us to deliver value–added products to our thousands of eFilm Workstation™ customers via our eCommerce channel.

In January 2005, we announced the signing of a definitive agreement to merge in an all–stock transaction with Cedara Software Corp. (“Cedara”), a leading independent developer of medical software technologies for the global healthcare market.  We will issue either 0.587 shares of our Common Stock, or 0.587 shares of a newly created class of Canadian exchangeable shares for each share of Cedara common stock.  The transaction is subject to approval by shareholders of each company, which is scheduled for May 24, 2005, regulatory approvals and other customary closing conditions.

Results of Operations

(in thousands, except for share data)

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Three Months Ended March 31,
	2005	2004
Net sales	100%	100%
Cost of sales	33	37
Gross profit	67	63
Operating costs and expenses:
Sales and marketing	16	20
Product research and development	7	6
General and administrative	12	10
Depreciation and amortization	2	2
Total operating costs and expenses	37	38
Operating income	30	25
Total other income, net	1	1
Income before income taxes	31	26
Income tax expense	11	10
Net income	20%	16%

Net Sales

Net sales consist of sales made directly to healthcare facilities, the professional services associated with those sales and sales made to OEM/VARs, net of estimated product returns.  The following table sets forth net sales component data.

	Three Months Ended March 31,
	2005	2004	% Change

Direct sales	$4,107	$3,673	12%
As a percentage of total net sales	39%	42%
Professional services	$3,392	$2,481	37%
As a percentage of total net sales	32%	29%
OEM/VARs	$3,002	$2,483	21%
As a percentage of total net sales	29%	29%
Total net sales	$10,501	$8,637	22%

Direct sales consist of software and purchased component revenue recognized in FUSION™ PACS, RIS and RIS/PACS sales to healthcare facilities and imaging centers.  The $434 increase in direct sales in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is attributed to revenue recognized on FUSION™ RIS, PACS and RIS/PACS sales.

Net sales from the professional services group increased $911 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  The net sales growth from the professional services group is due to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.  We anticipate net sales from the professional services group to continue to grow as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

Net sales to OEM/VARs and dealers increased $519 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  This is attributed to the fact that the three months ended March 31, 2004 sales were lower than normal due to the long–term OEM component business with one customer reaching the end of its contractual life in the quarter and unusually low sales from European VARs.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software and acquired customer relationships.  The following table sets forth cost of sales data.

	Three Months Ended March 31,
	2005	2004	% Change

Software and other	$989	$1,115	(11)%
Services and maintenance	1,634	1,466	11%
Amortization	806	638	26%
Total cost of sales	$3,429	$3,219	7%

The cost of software and other includes purchased components included in software and hardware sales to our customers.  The cost of software and other decreased $126 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004, as a result of greater software only FUSION™ PACS, RIS and RIS/PACS sales with associated revenue recognized during the three months ended March 31, 2005.

The cost of professional services and maintenance increased $168 in the three months ended March 31, 2005 compared to $1,466 in the three months ended March 31, 2004.  The increase is due to the required growth in headcount to install and maintain ongoing service and support for direct sales customers.  In addition, we reassigned several presales and technical staff to the professional services group in the three months ended March 31, 2004 to keep pace with the increased installation demand.  As such, only a portion of their time is captured in the three months ended March 31, 2004 compared to 100% of their time for the three months ended March 31, 2005.

Amortization of purchased and developed software increased $168 in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.  As a percentage of net sales, amortization of purchased and developed software remained relatively consistent at 8% in the three months ended March 31, 2005 compared to 7% in the three months ended March 31, 2004.  The dollar increase in the three months ended March 31, 2005 is a result of the commencement of amortization on software available for general release and the amortization of the intellectual property and customer relationships obtained in the acquisition of AccuImage in January 2005.

Gross Profit

Gross profit increased 31% to $7,072 in the three months ended March 31, 2005 from $5,418 in the three months ended March 31, 2004.  As a percentage of net sales, gross profit increased to 67% of net sales in the three months ended March 31, 2005 compared to 63% in the three months ended March 31, 2004.  The increase in gross profit as a percentage of sales is primarily due to the greater percentage of software only sales in the three months ended March 31, 2005.

Sales and Marketing

Sales and marketing expense decreased 2% to $1,655 in the three months ended March 31, 2005 from $1,694 in the three months ended March 31, 2004.  Sales and marketing expense for the three months ended March 31, 2005 as a percentage of sales decreased to 16% compared to 20% in the three months ended March 31, 2004.  The 4% decrease as a percentage of sales is the result of increased sales.

Product Research and Development

Research and development expense as a percentage of net sales increased slightly to 7% in the three months ended March 31, 2005 compared to 6% in the three months ended March 31, 2004.  Research and development expense increased 56% to $753 in the three months ended March 31, 2005 from $482 in the three months ended March 31, 2004.  Capitalization of software development costs decreased $78 to $880 in the three months ended March 31, 2005, from $958 in the three months ended March 31, 2004.  We will continue with the development of FUSION™ application modules and further integration of our FUSION™ RIS/PACS technologies during 2005.  The increase in research and development expense as a percentage of sales is primarily attributed to engineering costs associated with our AccuImage acquisition in January 2005 and costs associated with our continued investment in our quality assurance efforts.

General and Administrative

General and administrative as a percentage of net sales increased slightly to 12% in the three months ended March 31, 2005 compared to 10% in the three months ended March 31, 2004.  General and administrative expense increased 44% to $1,318 in the three months ended March 31, 2005 from $912 in the three months ended March 31, 2004.  General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.  The $406 increase is primarily attributed to increased costs associated with continued compliance with the Sarbanes – Oxley Act of 2002, costs for recruiting efforts and building infrastructure to support our growth.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of net sales remained constant at 2% in the three months ended March 31, 2005 and March 31, 2004.  Depreciation and amortization expense increased $10 to $199 in the three months ended March 31, 2005 from $189 in the three months ended March 31, 2004.  Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.  This excludes the amortization of capitalized software and customer relationships, which is a component of cost of sales.

Other Income, Expense

Our interest expense decreased to zero in the three months ended March 31, 2005 compared to $5 in the three months ended March 31, 2004, while interest income was $120 in the three months ended March 31, 2005 compared to $54 in the three months ended March 31, 2004.  The increase in interest income is directly attributed to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the three months ended March 31, 2005 compared to March 31, 2004.  Other expense, net, was $43 in the three months ended March 31, 2005 compared to other income, net, of $3 in the three months ended March 31, 2004.  The other expense, net, for the three months ended March 31, 2005 is primarily attributed to unrealized and realized foreign exchange losses on foreign currency receivables and cash held in our Nuenen, Netherlands branch, where the functional currency is the United States Dollar (“U. S. Dollar”).

Income Taxes

We recorded income tax expense of $1,128 in the three months ended March 31, 2005 and $839 in the three months ended March 31, 2004.  Our consolidated effective tax rate for 2005 is estimated at 35%.

Liquidity and Capital Resources

(in thousands, except for share data)

Operating Cash Flows

Cash provided by operating activities was $2,466 in the three months ended March 31, 2005 compared to $2,143 in the three months ended March 31, 2004.  Our positive operating cash flow in the three months ended March 31, 2005 was due primarily to net income of $2,096, depreciation and amortization expense of $1,005 and an increase in accounts payable of $642, offset by a $1,163 increase in accounts receivable and a $731 decrease in other accrued liabilities.

The total days sales outstanding in the three months ended March 31, 2005 increased to 108 days compared to 86 days in the three months ended March 31, 2004.

Although we have recorded income tax expense using a 35% effective income tax rate in 2005, the cash flow impact is expected to be less, due to tax benefits associated with utilizing net operating losses, tax credits and tax deductions associated with certain stock option exercises or disqualifying dispositions of Common Stock associated with stock options.

Investing Cash Flows

Cash used by investing activities was $8,116 in the three months ended March 31, 2005, due to cash outflows for the acquisition of AccuImage of $6,808, net of cash acquired, capitalized software development costs of $880, and purchases of capital equipment of $428.  We expect to continue to invest in software development projects to increase sales.

Financing Cash Flows

Cash provided by financing activities was $155 in the three months ended March 31, 2005.  We received net proceeds of $144 from employee and director stock option exercises and $11 from purchases of our Common Stock by employees under our employee stock purchase plan.

Total outstanding commitments at March 31, 2005 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 6 Years	7 – 10 Years
Operating Leases	$4,561	$535	$1,544	$1,790	$692

In November 2003, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15 million from $5 million effective November 21, 2003, and maturing December 31, 2006.  The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points.  At March 31, 2005, the loan’s interest rate was 5.0%.  No amounts were outstanding on the line of credit as of March 31, 2005.

In April 2005, we moved to our new principal facility in Milwaukee, Wisconsin, which has approximately 22,000 square feet and is leased through April 2011.  The payments due under this new lease are reflected in the above contractual obligations schedule.  We did not incur material moving expenses associated with the new facility and do not anticipate a material write–off in the second quarter related to leasehold improvements or fixed asset disposals.

In connection with the merger of Cedara, we expect to incur substantial out–of–pocket expenses to complete the transaction.  At March 31, 2005, we had incurred approximately $663 in merger–related costs, which are included in other assets on our balance sheet.

We do not have any other significant long–term obligations, contractual obligations, lines of credit, standby letters of credit, standby repurchase obligations or other commercial commitments.

We believe that existing cash, together with the availability under our revolving line of credit and future cash flows from operations will be sufficient to execute our business plan in 2005.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In 2005, it may be necessary to raise additional capital for activities necessary to meet our business objectives or our long–term liquidity needs.  If it is determined that additional capital is needed, it may be raised by selling additional equity or raising debt from third party sources.  The sale of additional equity or convertible debt securities could result in dilution to current stockholders.  In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations.  There can be no assurance that any of these financing alternatives, including raising additional capital, will be available in amounts or on terms acceptable to us.

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation.  Critical accounting policies in which management makes significant estimates are revenue recognition, accounts receivable, software capitalization, goodwill and intangible asset valuation, other long–lived assets and income taxes.

Revenue Recognition

Revenues are derived primarily from the sublicensing and licensing of computer software, installations, training, consulting, software maintenance and sales of PACS, RIS and RIS/PACS solutions.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, we recognize revenue according to the American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 97–2, Software Revenue Recognition, and related amendments (“SOP No. 97–2”).  SOP No. 97–2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to Statement of Position No. 98–9, Modification of SOP No. 97–2, Software Revenue Recognition, With Respect to Certain Transactions.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is stated in the contract, and fair value of the installation based upon the price charged when the services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established.

Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage–of–completion method, as prescribed by AICPA Statement of Position 81–1, Accounting for Performance on Construction–Type and Certain Production–Type Contracts.  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project.  Total estimated labor hours is based on management’s best estimate of the total amount of time it takes to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch–up method.

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

Allowance for Doubtful Accounts

Our accounts receivable balance is reported net of an allowance for bad debts.  We determine collection risk and record allowances for bad debts based on the aging of accounts and past transaction history with customers.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Software Capitalization

Software capitalization commences when management determines that projects have achieved technological feasibility.  Management’s determination that a project has achieved technological feasibility does not ensure that the project can be commercially salable.  Amounts capitalized include direct labor and estimates of overhead attributable to the projects.  The useful lives of capitalized software projects are assigned by management, based upon the expected life of the software.  Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project.  If we determine in the future that the value of capitalized software cannot be recovered, a write down of the value of the capitalized software to its recoverable value may be required.  If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write down of the value of the asset or a shorter amortization period may be required.

Other Long–Lived Assets

Other long–term assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management.  Management also makes estimates of the impairment of long–term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the actual useful life of a long–term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets or a shorter amortization period may be required.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”), SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  SFAS No. 142 requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year.  In calculating potential impairment losses, we evaluated the fair value of goodwill and intangible assets by estimating the expected present value of their future cash flows.  The future cash flows are based upon management’s assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS No. 123(R) supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to our share-based employee compensation programs.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our results of operations or financial position.

Material Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Factors That May Affect Future Results of Operations, Financial Condition or Business

Quarterly Operating Results May Vary – Our quarterly operating results have varied in the past and may continue to vary in future periods.  Quarterly operating results may vary for a number of reasons, including accounting policy changes mandated by regulating entities (including, but not limited to, any accounting policy change concerning the expensing of options), demand for our software solutions and services, our sales cycle, and other factors described in this section and elsewhere in this report.  As a result of healthcare industry trends and the market for our RIS, PACS or RIS/PACS solutions, a large percentage of our revenues are generated by the sale and installation of systems sold directly to healthcare institutions.  The sale may be subject to delays due to customers’ internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources.  Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.

In addition, software revenue from sales of PACS solutions is generally recognized at the time of shipment to our customers.  Software revenue from sales of RIS and RIS/PACS solutions are recognized on the percentage–of–completion method as the installation services are performed.  As a result, significant changes in the sales mix of our FUSION™ solutions may have an impact on our quarterly revenues and consequently, our earnings.

Stock Price May Be Volatile – The trading price of our Common Stock may be volatile.  The market for our Common Stock may experience significant price and volume fluctuations in response to a number of factors including actual or anticipated quarterly variations in operating results, rumors about our performance or software solutions, changes in expectations of future financial performance or changes in estimates of securities analysts, governmental regulatory action, healthcare reform measures, client relationship developments, changes occurring in the securities markets in general and other factors, many of which are beyond our control.  As a matter of policy, we do not generally comment on rumors.

Furthermore, the stock market in general, and the market for software, healthcare and technology companies in particular, has experienced volatility that often has been unrelated to the operating performance of particular companies.  These broad market and industry fluctuations may adversely affect the trading price of our Common Stock, regardless of actual operating performance.

Changes in the Healthcare Industry – The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences.  For example, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has impacted the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information.  These factors affect the purchasing practices and operation of healthcare organizations.  Federal and state legislatures have periodically considered programs to reform the United States of America healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems.  These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate.  Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

Significant Competition – The market for RIS, PACS and RIS/PACS systems is competitive and subject to technological change.  We believe that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the systems provider, the features and capabilities of the information system, the ongoing support for the system and the potential for enhancements and future compatible software solutions.  Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer.

Dependence on Key Employees – Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Richard A. Linden, our President and Chief Executive Officer.  We carry key man life insurance in the amount of $5 million on Richard A. Linden and $2 million on Scott T. Veech, our

Chief Financial Officer.  We do not carry key man life insurance on any other of our officers or directors.  The loss of the services of any of these persons could have a material adverse effect on us.

Government Regulation – We are subject to regulation by the United States of America Food and Drug Administration (“FDA”).  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre– and post–marketing requirements.  Complying with these FDA regulations could be time consuming and expensive.  It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

In addition, we remain subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake additional actions to comply with the Federal Food, Drug and Cosmetic Act (“Act”) and any other applicable regulatory requirements.  Any failure by us to comply with the Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our software solutions.  The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Product Related Liabilities – Many of our software solutions provide data for use by healthcare providers in providing care to patients.  Although no such claims have been brought against us to date regarding injuries related to the use of our software solutions, such claims may be made in the future.  Although we maintain product liability insurance coverage in an amount that we believe is sufficient for our business, there can be no assurance that such coverage will cover a particular claim that may be brought in the future, prove to be adequate or that such coverage will continue to remain available on acceptable terms, if at all.  A successful claim brought against us, which is uninsured or underinsured, could materially harm our business, results of operations or financial condition.

Risks Associated with Our Global Operations – We market, sell and service our software solutions globally.  We have established offices around the world, including North America, the Netherlands and Japan.  We will continue to expand our global operations and enter new global markets.  This expansion will require significant management attention and financial resources to develop successful indirect global sales and support channels.  Our success will depend, in part, on our ability to form relationships with local partners.  For these reasons, we may not be able to maintain or increase global market demand for our software solutions.

Global operations are subject to inherent risks, and our future results could be adversely affected by a variety of uncontrollable and changing factors.  These include:

•                  greater difficulty in collecting accounts receivable and longer collection periods;

•                  the impact of economic conditions outside of the United States of America;

•                  changes in foreign currency exchange rates;

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

Concentrations – Substantially all of our cash and cash equivalents are held at one financial institution located in the United States of America.  Deposits held with the bank exceed the amount of insurance provided on such deposits.  Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.  The majority of our clients are imaging centers, hospitals and integrated delivery networks.  If significant adverse macro–economic factors were to impact these organizations, it could materially adversely affect us.  Our access to certain software and hardware components is dependent upon single and sole source suppliers.  The inability of any supplier to fulfill our supply requirements could affect future results.

New Regulations Relating to Patient Confidentiality – HIPAA mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats.  The Department of Health and Human Services adopted final rules implementing HIPAA.  The final rules include standards for the security of electronic health information and the privacy of a patient’s medical records and became effective on February 20, 2003 and April 14, 2003, respectively.  Most healthcare providers, healthcare clearinghouses and health plans (“Covered Entities”) are required to comply.  Covered Entities are required to comply with the standards for security by April 21, 2005, and have been required to comply with the standards for privacy since April 14, 2003.  Although we are not a Covered Entity, most of our customers are Covered Entities.  As Covered Entities, our customers are required to flow down certain of their obligations under HIPAA to their service providers.  Accordingly, we have been required to adopt different and or additional procedures.  In addition, we have had increased legal expenses associated with negotiating agreements with existing and new customers to implement the new HIPAA obligations.  In light of the new obligations under HIPAA, Covered Entities may be required or may choose to reevaluate their technology solutions.  We may be required to invest in our products and procedures to maintain compliance.  In addition, many states have passed or are evaluating local versions of HIPAA.  We believe, but cannot assure, that HIPAA will not materially affect our business, results of operations or financial condition.

System Errors and Warranties – Despite testing, software products as complex as those offered by us and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or “bugs,” especially early in their product life cycle.  Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  Due to these factors, there is no assurance that the discovery of defects or errors will not cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems.  Any of those factors may delay acceptance of products, which could have a material adverse effect upon the our business, results of operations or financial condition.

Limited Protection of Intellectual Property and Property Rights; Proprietary Technology May Be Subjected to Infringement Claims – We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, and nondisclosure agreements to protect our proprietary information.  Generally, we have not historically filed patent applications or copyrights covering our software technology.  As a result, we may not be able to protect against the misappropriation of our intellectual property.

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

Proprietary Technology May Be Subjected to Infringement Claims or May Be Infringed Upon – We rely upon a combination of license agreements, confidentiality procedures, employee nondisclosure agreements and technical measures to maintain the confidentiality and trade secrecy of our proprietary information.  We also rely on trademark and copyright laws to protect our intellectual property.  We have initiated a patent program, but currently we have a very limited patent portfolio.  As a result, we may not be able to protect against misappropriation of our intellectual property.

We May Be Unable to Successfully Integrate Acquisitions – We may continue to acquire or make investments in complementary companies, products or technologies.  Acquisitions may pose risks to the operations, including:

•                  problems and increased costs in connection with the integration of the personnel, operations, technologies or products of the acquired companies;

•                  unanticipated costs;

•                  diversion of management’s attention from our core business;

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

•                  issue stock that would dilute existing shareholders’ percentage of ownership;

•                  incur debt and assume liabilities;

•                  obtain financing on unfavorable terms;

•                  incur amortization expenses related to acquired intangible assets or incur large and immediate write–offs;

•                  incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and leasehold improvement charges relating to vacating the acquired companies’ premises; and

•                  reduce the cash that would otherwise be available to fund operations or to use for other purposes.

The failure to successfully integrate any acquisition or for acquisitions to yield expected results may negatively impact our financial condition and operating results.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of March 31, 2005, our cash and cash equivalents include money market funds and short–term deposits totaling approximately $22.6 million, and earned interest at a weighted average rate of 2.2%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short–term nature of our investment portfolio, our interest income is vulnerable to sudden changes in market interest rates.  We do not use our portfolio for trading or other speculative purposes.

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

Item 4.         Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2005, that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.         Legal Proceedings

On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03–5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our “RIS Logic CS Scheduling System” product infringes upon their United States of America Patent No. 6,389,454 for their “Multi-Facility Appointment Scheduling System” product, which we acquired in connection with our RIS Logic acquisition.  We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful.  Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others’ proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback, which has been extended to August 15, 2005, to cover any claims of breach of representation or warranty.  We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims.  However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                  None.

(b)                                 Not applicable.

(c)                                  None.

Item 3.         Defaults upon Senior Securities

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5.         Other Information

(a)                                  None.

(b)                                 None.

Item 6.         Exhibits

(a)                                  Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE TECHNOLOGIES INCORPORATED

May 5, 2005	By:	/s/ Richard A. Linden
Richard A. Linden
President and Chief Executive Officer

May 5, 2005	By:	/s/ Scott T. Veech
Scott T. Veech
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

2.1	Merger Agreement by and among Merge Technologies Incorporated, RL Acquisition Corp., RIS Logic Incorporated, and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003(6)

2.2

Merger Agreement by and between Merge Technologies Incorporated, AccuImage Diagnostics Corp., ADI Acquisition Corp. and the Principal Shareholder of AccuImage Diagnostics Corp. dated November 24, 2004(8)

2.3	Merger Agreement by and between Merge Technologies Incorporated, Cedara Software Corp. and Corrida, Ltd. dated January 17, 2005(9)

3.1

Articles of Incorporation of Registrant(2), Articles of Amendment as filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(4), Articles of Amendment as filed on February 23, 2001(4), and Articles of Amendment as filed on August 9, 2002(7)

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)

10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(7)

10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(7)

10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(7)

10.4	Employment Agreement entered into as of March 1, 2004, between Registrant and David M. Noshay(7)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(2), as amended and restated in its entirety as of September 1, 2003(5)

10.6	1998 Stock Option Plan For Directors(1)

10.7	2003 Stock Option Plan of Registrant dated September 24, 2003, and effective July 17, 2003(5)

10.8	Loan Agreement dated as of November 21, 2003, by and between Registrant and Lincoln State Bank(7)

31.1	Certification of Chief Executive Officer Pursuant to Section 13(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Section 13(a) of the Securities Exchange Act of 1934

32

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Code of Ethics(7)

99.2	Whistleblower Policy(7)

(1)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.
(3)	Incorporated by reference from Quarterly Report on Form 10-QSB for the three months ended March 31, 1999.
(4)	Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference from Quarterly Report on Form 10-Q for the three months ended September 30, 2003.
(6)	Incorporated by reference from Current Report on Form 8-K dated July 17, 2003.
(7)	Incorporated by reference from Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(8)	Incorporated by reference from Current Report on Form 8-K dated November 24, 2004.
(9)	Incorporated by reference from Current Report on Form 8-K dated January 18, 2005.