Form 10-Q
period 2005-06-30
MERGE TECHNOLOGIES INC
filed 2005-08-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-29486

MERGE TECHNOLOGIES INCORPORATED

(Exact name of Registrant as specified in its charter.)

Wisconsin	39-1600938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6737 West Washington Street, Suite 2250, Milwaukee, WI  53214-5650

(Address of principal executive offices)

(414) 977-4000

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
Yes ☒    No ☐

As of August 5, 2005, the Registrant had 19,659,019 shares of Common Stock outstanding.

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

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,830	$28,067
Accounts receivable, net of allowance for doubtful accounts of $1,134 and $497 at June 30, 2005 and December 31, 2004, respectively	24,944	11,100
Inventory	1,814	1,082
Prepaid expenses	2,507	495
Deferred income taxes	2,936	3,076
Other current assets	1,733	1,417
Total current assets	73,764	45,237
Property and equipment:
Computer equipment	3,073	5,275
Office equipment	1,217	755
Leasehold improvements	1,338	351
	5,628	6,381
Less accumulated depreciation	1,746	4,884
Net property and equipment	3,882	1,497
Purchased and developed software, net of accumulated amortization of $5,550 and $9,804 at June 30, 2005 and December 31, 2004, respectively	22,905	9,751
Acquired intangibles, net of accumulated amortization of $543 and $760 at June 30, 2005 and December 31, 2004, respectively	12,934	1,183
Goodwill	353,832	21,167
Other assets	1,947	108
Total assets	$469,264	$78,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,301	$2,020
Accrued wages	5,988	1,414
Other accrued liabilities	5,635	1,202
Deferred revenue	12,852	8,678
Total current liabilities	31,776	13,314
Deferred income taxes and other	2,251	2,062
Total liabilities	34,027	15,376

Shareholders’ equity:
Preferred stock, $0.01 par value: 3,999,997 shares authorized; zero shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Series 2 Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at June 30, 2005 and zero shares issued and outstanding at December 31, 2004	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 18,925,642 shares and 13,186,185 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	189	132
Common Stock subscribed: 1,034 and 817 shares at June 30, 2005 and December 31, 2004, respectively	18	14
Additional paid-in capital	437,388	55,418
Deferred stock compensation	(2,003)	—
Retained earnings (accumulated deficit)	(2,370)	7,411
Accumulated other comprehensive income	2,015	592
Total shareholders’ equity	435,237	63,567
Total liabilities and shareholders’ equity	$469,264	$78,943

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales:
Software and other	$13,755	$6,113	$20,864	$12,268
Services and maintenance	5,018	2,794	8,410	5,276
Total net sales	18,773	8,907	29,274	17,544
Cost of sales:
Software and other	2,066	962	3,055	2,077
Services and maintenance	2,478	1,568	4,113	3,034
Amortization	1,881	642	2,686	1,280
Total cost of sales	6,425	3,172	9,854	6,391
Gross profit	12,348	5,735	19,420	11,153
Operating costs and expenses:
Sales and marketing	2,880	1,711	4,535	3,405
Product research and development	1,648	423	2,401	905
General and administrative	4,122	1,024	5,440	1,936
Acquired in-process research and development	12,989	—	12,989	—
Restructuring and other expenses	589	—	589	—
Depreciation and amortization	1,093	196	1,292	385
Total operating costs and expenses	23,321	3,354	27,246	6,631
Operating income (loss)	(10,973)	2,381	(7,826)	4,522
Other income (expense):
Interest expense	—	(5)	—	(10)
Interest income	170	49	290	103
Other, net	(83)	64	(126)	67
Total other income	87	108	164	160
Income (loss) before income taxes	(10,886)	2,489	(7,662)	4,682
Income tax expense	991	992	2,119	1,831
Net income (loss)	$(11,877)	$1,497	$(9,781)	$2,851

Net income (loss) per share – basic	$(0.62)	$0.12	$(0.60)	$0.22
Weighted average number of common shares outstanding – basic	19,254,640	12,968,889	16,248,205	12,927,877

Net income (loss) per share – diluted	$(0.62)	$0.11	$(0.60)	$0.21
Weighted average number of common shares outstanding – diluted	19,254,640	13,782,440	16,248,205	13,773,980

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(9,781)	$2,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,978	1,665
Amortization of discount on note assumed in merger	—	8
Provision for doubtful accounts receivable, net of recoveries	470	11
In-process research and development	12,989	—
Stock compensation expense	166	—
Deferred income taxes	693	885
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(5,541)	(413)
Inventory	187	(65)
Prepaid expenses	(66)	(185)
Accounts payable	(2,296)	(186)
Accrued wages	882	(92)
Other accrued liabilities	(805)	284
Deferred revenue	1,013	720
Other	1,340	(9)
Net cash provided by operating activities	3,229	5,474
Cash flows from investing activities:
Acquisitions, net of cash acquired	10,782	—
Purchases of property and equipment	(1,388)	(253)
Capitalized software development	(1,781)	(1,873)
Net cash provided by (used in) investing activities	7,613	(2,126)
Cash flows from financing activities:
Proceeds from exercise of stock options	848	454
Proceeds from employee stock purchase plan	29	37
Net cash provided by financing activities	877	491
Effect of exchange rate changes on cash	44	(27)
Net increase in cash	11,763	3,812
Cash and cash equivalents, beginning of period	28,067	16,871
Cash and cash equivalents, end of period	$39,830	$20,683
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$911	$813
Non Cash Investing and Financing Activities:
Redemption value related to exchangeable Common Stock	—	$1
Value of Common Stock and options issued for acquisitions	$381,689	—

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares issued	Issued amount	Shares subscribed	Subscribed amount	Shares issued	Issued amount	Additional paid-in capital	Deferred stock compensation	Retained earnings (accumulated deficit)	Other comprehensive income	Total shareholders’ equity

Balance at December 31, 2004	—	$—	817	$14	13,186,185	$132	$55,418	$—	$7,411	$592	$63,567
Stock issued and options granted for acquisitions, net	1	—	—	—	5,581,517	56	380,774	—	—	—	380,830
Stock purchased under ESPP	—	—	217	4	1,427	—	25	—	—	—	29
Exercise of stock options	—	—	—	—	156,513	1	896	—	—	—	897
Deferred stock compensation	—	—	—	—	—	—	—	(2,132)	—	—	(2,132)
Stock compensation expense	—	—	—	—	—	—	37	129	—	—	166
Tax benefit on exercise of stock options	—	—	—	—	—	—	238	—	—	—	238
Net income (loss)	—	—	—	—	—	—	—	—	(9,781)	—	(9,781)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,423	1,423
Balance at June 30, 2005	1	$—	1,034	$18	18,925,642	$189	$437,388	$(2,003)	$(2,370)	$2,015	$435,237

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income (loss)	$(11,877)	$1,497	$(9,781)	$2,851
Accumulated other comprehensive income –
Cumulative translation adjustment, net of income tax expense of 35% in 2005 and 39% in 2004, respectively	921	20	951	(9)
Unrealized investment loss, net of income tax expense of 35% in 2005	(26)	—	(26)	—
Comprehensive net income (loss)	$(10,982)	$1,517	$(8,856)	$2,842

Merge Technologies Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited and in thousands, except for share data)

(1)          Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10–Q.  Accordingly, certain information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10–K of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge,” “we,” “us” or “our”).  As of June 2005 we are doing business under the trade name Merge Healthcare.

Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations.

(a)          Reporting Periods Presented

The accompanying unaudited consolidated financial statements do not include the results of Cedara Software Corp. (“Cedara”) prior to the business combination between Merge and Cedara on June 1, 2005 or the results of AccuImage Diagnostics Corp. (“AccuImage”) prior to our acquisition of AccuImage on January 28, 2005.

(b)          Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  As discussed in Note 5, due to the timing of the closing of the business combination with Cedara, we have preliminarily allocated the purchase price to Cedara’s assets and liabilities and expect the allocation to change in future reporting periods.  To the extent there are material differences between these estimates and actual results, our consolidated financial statements will be affected.

(c)           Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

(d)          Functional Currency

On June 1, 2005, we changed the functional currency of our subsidiary, eFilm Medical Inc. (“eFilm”), from the Canadian dollar to the United States of America dollar (“U. S. Dollar”).  This change was due to significant changes in the economic facts and circumstances surrounding the operational environment of this subsidiary.  As a result of this change, certain long–lived assets, which were previously translated from Canadian dollars to U. S. Dollars at the historical exchange rate on the date the asset was acquired, were revalued based upon the exchange rate as of June 1, 2005 leading to a currency translation adjustment, reflected in other comprehensive income, and increase in the value of applicable assets of approximately $1,520.

(e)           Revenue Recognition

Revenues are derived primarily from the sublicensing and licensing of software, installation and engineering services, training, consulting, and software maintenance and support.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, we recognize revenue according to the American Institute of Certified Public Accountants (“AICPA”), Statement of Position No. 97–2, Software Revenue Recognition, and related amendments

(“SOP No. 97–2”).  SOP No. 97–2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple–element software arrangements is recognized using the residual method, pursuant to Statement of Position No. 98–9, Modification of SOP No. 97–2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98–9”).  Under the residual method, revenue is recognized in a multiple element arrangement when vendor–specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  For sales transactions where the software is incidental, and hardware transactions where no software is involved, we consider the provisions of Staff Accounting Bulletin 104, Revenue Recognition, (“SAB No. 104”) and Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 00–21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00–21”).

We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is generally stated in the contract, and fair value of the installation and training based upon the price charged when these services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor–specific objective evidence of fair value can be established.

Revenue from sublicenses sold on an individual basis and software licenses is recognized upon shipment provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  We generally do not request collateral from customers.

Revenue from software usage sublicenses sold through annual contracts and software maintenance and support is deferred and recognized ratably over the contract period.  Revenue from installation and engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage–of–completion method, as prescribed by AICPA Statement of Position 81–1, Accounting for Performance on Construction–Type and Certain Production–Type Contracts.  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project.  Total estimated labor hours is based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch–up method.

Our Original Equipment Manufacturer (“OEM”) software products are fully functional upon delivery and do not require significant modification or alteration.  Fees for services to OEM customers are billed separately from licenses of our software products.  We provide engineering services to our OEM customers under time–and–material or fixed–price contracts that are generally longer than one year in duration.  Under engineering service contracts where the services are performed and costs incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed.  This method is expected to result in reasonably consistent profit margins over the contract term.  For certain fixed–price contracts, we use percentage of completion accounting.

For contracts accounted for under SAB No. 104, we generally invoice the customer 10% of the fair value of the products delivered upon completion of hardware installation and acceptance by the customer.  As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.

Our policy is to allow returns when we have preauthorized the return.  Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential items only.

(2)          Goodwill and Other Intangibles

Goodwill is our primary unamortizable intangible asset.  In the six months ended June 30, 2005, we increased goodwill by $332,665 due to the business combination with Cedara and acquisition of AccuImage, as well as the change in functional currency of eFilm.  The changes in the carrying amount of goodwill in the six months ended June 30, 2005, are as follows:

Balance as of January 1, 2005	$21,167
Goodwill related to Cedara acquisition	326,527
Goodwill related to AccuImage acquisition	4,805
Change related to functional currency	1,333
Balance as of June 30, 2005	$353,832

Our intangible assets, other than internally developed software, subject to amortization are summarized as of June 30, 2005 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization

Purchased technology	5.3	$16,793	$(1,669)
Customer relationships	5.7	13,477	(543)
Total	5.5	$30,270	$(2,212)

Amortization expense, including impairment charges as a result of overlapping technologies associated with the Cedara transaction, was $1,356 for the six months ended June 30, 2005.  An impairment charge for purchased technology of $67 was recorded in cost of goods sold and a charge for $610 related to customer relationships was recorded in operating expense.  In addition, we recorded an impairment charge of $868 for capitialized development projects as a result of over lapping technologies for the six months ended June 30, 2005 in cost of goods sold.  Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining six months:	2005	$2,872
For the year ended December 31:	2006	$5,198
	2007	$5,054
	2008	$4,705
	2009	$4,418

(3)          Income Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding.  We have made an accounting policy election to use the if–converted method for convertible securities that are eligible to participate in Common Stock dividends, if declared; however, the two–class method must be used if the effect is more dilutive.  Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, unless such exercise would be anti–dilutive, with an exercise price of less than the average market price of our Common Stock.  The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$(11,877)	$1,497	$(9,781)	$2,851
Accretion of redemption value related to exchangeable shares	—	—	—	(1)
Allocation of income to exchangeable shares	—	—	—	(1)
Numerator for net income (loss) per shares – basic and diluted	$(11,877)	$1,497	$(9,781)	$2,849

Denominator:
Weighted average number of shares of Common Stock outstanding	19,254,640	12,968,889	16,248,205	12,927,877

Effect of stock options	—	813,551	—	846,103
Denominator for net income per share – diluted	19,254,640	13,782,440	16,248,205	13,773,980

Net income (loss) per share – basic	$(0.62)	$0.12	$(0.60)	$0.22
Net income (loss) per share – diluted	$(0.62)	$0.11	$(0.60)	$0.21

The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities for the three and six months ended June 30, 2005 of 4,209,834 shares and 2,116,546 shares, respectively, and for the three and six months ended June 30, 2004 of 332,698 and 334,421, respectively.

For the three months ended June 30, 2005 and 2004, options to purchase 1,282,530 shares and 43,000 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and therefore not included in the above calculations of net income (loss).

For the six months ended June 30, 2005 and 2004, options to purchase 45,650 shares and 130,000 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and therefore not included in the above calculations of net income (loss).

As a result of the loss during the three and six months ended June 30, 2005, incremental shares from the assumed conversion of employee stock options totaling 1,045,278 shares and 921,663 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive.

(4)          Stock–Based Compensation

We maintain four stock–based employee compensation plans and one director option plan.  We apply the provisions of Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123, Accounting for Stock–Based Compensation, as amended (“SFAS No. 123”), which requires entities to recognize as expense over the vesting period the fair value of all stock–based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans.  All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25.  Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income (loss) would have been decreased, to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(11,877)	$1,497	$(9,781)	$2,851
Add: Stock based employee compensation expense included in reported net income (loss), net of related tax benefits	99	—	99	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax benefits	(714)	(225)	(910)	(407)

Pro forma net income (loss)	$(12,492)	$1,272	$(10,592)	$2,444

Earnings (loss) per share:
Basic – as reported	$(0.62)	$0.12	$(0.60)	$0.22
Basic – pro forma	$(0.65)	$0.10	$(0.65)	$0.19

Diluted – as reported	$(0.62)	$0.11	$(0.60)	$0.21
Diluted – pro forma	$(0.65)	$0.09	$(0.65)	$0.18

(5)          Acquisitions

(a)          Cedara

Business Combination

On June 1, 2005, we completed our business combination with Cedara, a leader in the development of custom engineered software applications and development tools for the medical imaging OEM and international markets.  The transaction was announced on January 17, 2005 upon the execution of a definitive agreement and closed on June 1, 2005, following approval by both Merge and Cedara shareholders and receipt of necessary regulatory approvals.  The business combination was effected through an exchange of stock, in which Cedara shareholders received 0.587 shares of our Common Stock for each share of Cedara Common Stock.  Also, Cedara shareholders who are Canadian residents were permitted to receive either our Common Stock or newly created exchangeable shares of our wholly owned subsidiary Merge Cedara ExchangeCo Limited (“ExchangeCo Exchangeable Shares”).  Canadian residents who received ExchangeCo Exchangeable Shares in the transaction defer paying income taxes on the transaction until such time as they exchange the shares for Common Stock or otherwise dispose of them.  The ExchangeCo Exchangeable Shares are freely tradable on the Toronto Stock Exchange (TSX) under the ticker symbol “MRG.”  The ExchangeCo Exchangeable Shares are exchangeable into shares of Merge Common Stock at any time at the option of the holder.  Holders of Cedara stock options exchanged each such Cedara option for a 0.587 Merge option, and we adjusted strike prices for the stock and currency conversion rates, with no changes to the vesting terms of the option.  We issued approximately 1.9 million replacement options as a result of this exchange.

Reasons for the Transaction

The business combination with Cedara places us as a market leader in the development and delivery of medical imaging and information management software and services for the OEM market and end–user imaging centers, and small to medium hospitals.  Cedara has a substantial customer base and experienced continued sales growth over past few years.  As a result, we issued stock in the Cedara transaction at a premium, based on the price of the Cedara stock price prior to the date of announcement.

Purchase Accounting

The transaction consideration was valued at approximately $387,072, including the exchange of approximately 18.8 million equivalent shares at a market price of $18.97 per share, estimated fair value for outstanding options at the date of closing and direct transaction costs incurred by us.  The fair value of stock issued is based upon the 0.587 exchange ratio and a four–day weighted average of our stock price two days prior, the day of and one day after the announcement based on NASDAQ closing prices.  The fair value of the outstanding options are estimated at approximately $25,211 based on a 1.247 U. S. Dollar to Canadian dollar currency exchange ratio, the 0.587 exchange ratio and on the four–day weighted average indicated above.  The estimated total purchase price is as follows:

Form of Consideration	Fair Value

Stock issued	$356,478
Estimated fair value of options assumed	25,211
Direct transaction costs	5,383
Total consideration	$387,072

The acquisition was accounted for using the purchase method of accounting.  Merge was considered the accounting acquirer in the business combination, requiring the purchase consideration to be allocated to Cedara’s net tangible and intangible assets based on their respective fair values as of the date of transaction close, with the residual reflected as goodwill.  Due to the timing of the closing of the business combination with Cedara, we have preliminarily allocated the purchase price to Cedara’s assets and liabilities and expect the allocation to change in future reporting periods.  The allocation of the purchase consideration is based in part upon a valuation of the intangible assets performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  The estimated purchase price allocation, based on Cedara’s assets and liabilities as of June 1, 2005, is as follows:

Fair Value

Assets acquired	$36,466
Liabilities assumed	(16,719)
Purchased and developed technologies	13,177
Customer relationships	12,500
In-process research and development	12,989
Deferred stock compensation	2,132
Goodwill, including trade names	326,527
Total consideration	$387,072

The amounts allocated to in–process research and development, purchased and developed software and customer relationships are estimated based on the work performed by independent valuation specialists.  The estimated fair value of the purchased and developed software was determined by the utilization of a combination of the excess earnings and relief from royalty approaches.  The estimated fair value of the customer relationships was determined by the utilization of the cost savings approach.  Appraisal assumptions utilized under these methods included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 17% discount rate for both purchased and developed software and customer relationships, which was calculated using an industry beta and capital structure.  These amounts are being amortized over a six–year period.  The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.

The amount assigned to goodwill includes $8,545 associated with trade names and is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment.

The value assigned to acquired in–process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability.  The nature of the efforts to develop the in–process technology into the commercially viable products are expected to principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the technology can be produced to meet its design specification, including function, features, and technical performance requirements.  At the date of the business combination, Cedara had in–process projects meeting the above definition associated with the Cedara next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

We estimated the fair value of the Cedara projects to be $12,989, based on the work performed by independent valuation specialists.  Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date.  The estimated fair value of the Cedara projects was determined by the utilization of the excess earnings approach.  Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 20% discount rate, which was calculated using an industry beta and capital structure.

The $2,132 allocated to deferred stock compensation is valued based on the intrinsic value of each outstanding and unvested stock option assumed on the closing date.  The charge for stock compensation for the three and six months ended June 30, 2005 was $129 and is classified in the statement of operations based on each applicable employee’s position.  Estimated aggregate expense for each of the next five years is as follows:

For the remaining six months:	2005	$773
For the year ended December 31:	2006	849
	2007	317
	2008	64
	2009	—

The $326,527 assigned to goodwill and $12,989 estimated fair value of in–process research and development will not be deductible for federal income tax purposes.

Pro forma Results

As discussed in Note 1, the results of Cedara have been included in the consolidated financial statements since June 1, 2005.

The following unaudited pro forma condensed combined results of operations for the three and six months ended June 30, 2005 and 2004 are based on the historical financial statements of Merge and Cedara giving effect as if the business combination had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude Cedara pre–acquisition intangible amortization and the in–process research and development expense while including amortization of intangible assets and expense of deferred stock compensation during the entire applicable periods.  This data also reflects only the historical Merge and Cedara tax expense.  This data is not indicative of the results of operations that would have arisen if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$23,721	$19,716	$54,202	$38,560
Net income (loss) from continuing operations	(6,192)	3,710	96	7,564
Earnings (loss) per share:
Basic	$(0.16)	$0.12	$0.00	$0.24
Diluted	$(0.16)	$0.11	$0.00	$0.22

Restructuring and Other Charges

In connection with the business combination and our related synergy goals, we have incurred charges in the three months ended June 30, 2005 that are unusual to our operations.  As such, we have separately classified these charges within operating expenses.  Restructuring charges are comprised of severance to Merge involuntarily terminated employees of approximately $152 and option acceleration expense of $37, based on the intrinsic value of the options at the time of termination.  At June 30, 2005, accrued restructuring charges of $74 remain to be paid.  Costs associated with involuntarily terminated employees of Cedara have been accrued for and included in the estimated value of liabilities assumed.

Other charges of $400 relate to an impairment of certain current assets based on a change in the estimated recoverability of the related assets due to a triggering event not associated with the Cedara transaction.

ExchangeCo Exchangeable Shares

Each holder of ExchangeCo Exchangeable Shares has the right, at any time prior to April 30, 2010, to exchange their shares for our Common Stock on a one–for–one basis, subject to adjustment provisions.  At April 30, 2010, any remaining exchangeable shares will be redeemed and exchanged for an equivalent number of shares of our Common Stock.  Certain circumstances exist in which we have the right to require an exchange of the ExchangeCo Exchangeable Shares prior to April 30, 2010.  Each exchangeable share, through a trust agreement and special voting stock, is entitled to vote together with our Common Stock and be included in dividend rights equivalent to our Common Stock as indicated by the one share of Series 3 Special Voting Preferred stock, no par value, issued and outstanding at June 30, 2005.

(b)          AccuImage

On January 28, 2005, we acquired all of the outstanding capital stock of AccuImage in an all cash transaction.  The total purchase price for the acquisition was $6,978.  AccuImage has been in the business of the development, marketing and support of software for advanced visualization, analysis and management of medical imaging data from medical imaging modalities.

We paid a significant premium above the fair value of AccuImage’s tangible net assets principally because we determined that AccuImage’s software development ability and advanced visualization products will contribute to future products offered to our end–user customers.  As we look to the future, we foresee the need to expand our software product offerings to healthcare institutions and imaging centers to include advanced visualization tools.

An escrow of $1,000 of the purchase price was established as a reserve for 24 months, which will terminate on January 28, 2007, against any claims regarding breaches of representations and warranties as well as adjustments to the net asset value of the AccuImage balance sheet at the date of closing.

The acquisition was accounted for using the purchase method of accounting and is considered an insignificant acquisition.  The accompanying consolidated statements of operations include the results of operations for AccuImage since the acquisition date, January 28, 2005.  The amount allocated to purchased and developed software and customer relationships are being amortized over a five–year period.  The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment.  The following is a summary of purchase consideration for the acquisition of AccuImage:

Form of Consideration	Fair Value

Cash	$5,848
Debt assumed and paid	1,012
Transaction costs	118
Total consideration	$6,978

The following table represents the allocation of the total purchase consideration for the purchase of AccuImage.  The allocation of the purchase consideration is based in part upon an independent valuation.

Fair Value

Assets acquired	$1,043
Purchased and developed technologies	763
Customer relationship	80
Goodwill	4,805
Deferred tax asset	676
Liabilities assumed	(1,401)
Debt assumed and paid	1,012
Total consideration	$6,978

The $4,805 assigned to goodwill in the acquisition will not be deductible for federal income tax purposes.  We have not included pro forma results of operations for AccuImage as it is considered an immaterial acquisition.

As a result of the Cedara transaction, there exists overlapping technologies, which lead to the write–off in the quarter ended June 30, 2005 of approximately $73 of purchased and developed technologies.  In addition, a trigger event, outside of our control, occurred which resulted in the write–off of the $80 customer relationship during the quarter ended June 30, 2005.

(6)          Commitments and Contingencies

On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03–5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our “RIS Logic CS Scheduling System” product infringes upon their United States of America Patent No. 6,389,454 for their “Multi–Facility Appointment Scheduling System” product, which we acquired in connection with our RIS Logic acquisition.  We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful.  Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others’ proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback, which has been extended to August 15, 2005, to cover any claims of breach of representation or warranty.  We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims.  However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.

We are involved in disputes and legal actions arising in the ordinary course of business.  We have determined, based on review with legal counsel, that certain disputes or legal actions have a more than likely possibility of loss and have recorded an estimated expense of $225 during the quarter ended June 30, 2005.  However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business or actual results may be in excess of that for which we have recorded.

As indicated in Note 5, we have incurred certain costs associated with involuntarily terminated employees of Cedara which have been accrued for and included in the estimated value of liabilities assumed.  At June 30, 2005, there exist approximately $1,500, based on a present value using a 6% discount rate, of remaining severance payments for two individuals, as required under the transaction agreement, which will be made over a period of approximately two years.  All other severance related payments existing at June 30, 2005 are payable within ten months of the close date.

(7)          Shareholder’s Equity

On May 24, 2005, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 30 million to 100 million.

In addition, our shareholders approved the 2005 Equity Incentive Plan (“EIP”).  The EIP provides for awards of Common Stock, non–statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 7.5 million shares of Common Stock, of which incentive stock option grants are limited to 5 million shares.  Under the EIP, stock options have an exercise price equal to the fair market value of our Common Stock at the date of grant.  No additional shares will be issued under our two existing employee stock option plans or director option plan.

(8)          Recent Accounting Pronouncements

In December 2005, the FASB issued SFAS No. 123(R), Share–Based Payment, (“SFAS No. 123(R)”) to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25 and requires all share–based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to our share–based employee compensation programs.  We are in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In June 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our results of operations or financial position.

(9)          Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax rate together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance.  To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include the tax effect within the tax provision as an adjustment to goodwill or in the statement of operations, as applicable.  Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.  We are still in the process of completing our evaluation of the deferred tax assets, including a full valuation allowance for the Canadian deferred tax assets, and liabilities associated with the Cedara transaction.  As a result, the amounts estimated to compute fair value for such items may change.

Our effective tax rate for the second quarter is based upon the estimated purchase accounting for the business combination with Cedara and may be adjusted as the purchase accounting is finalized.

The income tax expense for the three months ended June 30, 2005 varies from the amount computed by applying the statutory federal income tax rate of 34% to operating income before income tax expense primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent book–to–tax differences, the most significant in the three months ended June 30, 2005 being the write–off of in–process research and development acquired in the Cedara transaction, as required under United States of America generally accepted accounting principles, which is not deductible for income tax purposes.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States of America and foreign jurisdictions in which we operate.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward–Looking Statements

Certain statements in this report that are not historical facts constitute forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Discussions containing such forward–looking statements may be included herein in the material set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally.  In addition, when used in this report, the words:  believes, intends, anticipates, expects and similar expressions are intended to identify forward–looking statements.  These statements are subject to a number of risks and uncertainties, including, among others and in addition to those listed under Factors That May Affect Future Results of Operations, Financial Condition or Business, quarterly operating results may vary, our stock price may be volatile, changes in the healthcare industry, significant competition, dependence on key employees, government regulation, product related liabilities, risk associated with global operations, concentrations, new regulations relating to patient confidentiality, system errors and warranties, limited protection of intellectual property and property rights, our proprietary technology may be subjected to infringement claims, we may be unable to successfully integrate acquisitions, and various other competitive factors that may prevent us from competing successfully in the marketplace.  Actual results could differ materially from those projected in the forward–looking statements.  We undertake no obligation to publicly release the result of any revisions to these forward–looking statements that may be made to reflect any future events or circumstances.  Our actual results and the timing of certain events may differ materially from those reflected in the forward–looking statements.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

On June 1, 2005, we completed our business combination with Cedara, including its subsidiary eMed Technologies Incorporated, now known as Merge eMed (“eMed”).  Subsequent to the Cedara transaction, the name under which we do business as was changed from Merge eFilm to Merge Healthcare.  There are two organizational groups within Merge Healthcare:  Merge eMed, which serves the end–user market comprised of hospitals, imaging centers and specialty clinics; and Cedara Software, which serves the OEM/VAR (value added resellers) and international markets comprised of companies that develop, manufacture or resell medical imaging software or devices.

Merge Healthcare is a market leader in the development and delivery of medical imaging and information management software and services.  With over twenty years of leadership in the medical imaging and healthcare information technology markets, Merge Healthcare provides innovative solutions for both OEM and the end–user healthcare markets.  We develop innovative medical imaging software solutions that support end–to–end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals.  Our innovative software solutions use leading–edge imaging software technologies that accelerate market delivery for our OEM and international customers, while our end–user solutions improve our customers’ productivity and enhance the quality of patient care they provide.

Merge eMed focuses on the United States of America end–user market, and is a leading provider of Picture Archiving and Communications Systems (“PACS”), Radiology Information System (“RIS”), and clinical medical imaging software applications.  Our products link business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise, and providing visualization tools that speed the productivity and enhance the clinical accuracy of the diagnosis of general and specialty medical imaging exams.  By utilizing our products, our customers enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies and improve the clinical decision making processes.  In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers’ businesses.  We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, and specialty clinics.

Cedara Software is focused on the development of custom engineered software applications and development tools for the medical imaging OEM and international markets.  Cedara Software is deployed in hospitals and clinics worldwide and is licensed by many of the world’s leading medical device and healthcare information technology companies. Cedara Software technologies and expertise span all the major digital imaging modalities including computed tomography (CT), magnetic resonance imaging (MRI), digital X–ray, mammography, ultrasound, echo–cardiology, angiography, nuclear medicine, positron emission tomography (PET), and fluoroscopy. Cedara Software’s medical imaging offerings are used in all aspects of clinical imaging workflow including the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; sophisticated clinical applications to analyze digital images; and the use of imaging in minimally–invasive surgery.

We have expanded our product offering, especially in the past three years, through our acquisitions of eFilm, RIS Logic, Inc. (“RIS Logic”), and AccuImage, and business combination with Cedara and eMed.  We became a full PACS provider in September 2002 through our acquisition of eFilm, which provided a visualization platform, that combined with our existing PACS components to allow us to release our first integrated PACS system for the small and medium sized hospital and imaging center market.  The eFilm WorkstationTM also is core to our strategy to own the clinician desktop market.  We sell our eFilm WorkstationTM on the Internet, for either an annual subscription or for an unlimited time–based license fee.  This strategy allows those radiologists or clinicians who are reluctant to move to reading images digitally to do so easily and inexpensively, particularly relative to other similar clinical diagnostic tools on the market.  Our July 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target markets.  We saw this as a growing need of our target market.  The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having the PACS deliver film less workflow and the RIS deliver paperless workflow. Our January 2005 acquisition of AccuImage allowed us to provide advanced visualization product offerings to healthcare institutions and imaging centers.  In addition, it will allow us to become one of the first providers of integrated visualization solutions offered on other than on a stand–alone workstation basis, which we see as a growing need of our target market.  With the June 2005 business combination with Cedara, we became the leading medical imaging OEM company, simultaneously delivering a high–end innovation for our expanded PACS market share.

Our combination with Cedara and eMed into a single entity makes us unique in the industry as the only medical imaging/healthcare information technologies (“IT”) company serving our target market that creates imaging software for newly developing technologies with its OEM customers, and can ensure that those future technologies, when introduced into the marketplace, can effectively be incorporated in clinical and operational workflow of imaging centers, hospitals and specialty clinics.  This unique ability benefits our end–user customers’ businesses, growing their referral base by providing leading–edge clinical diagnoses and time–saving systems to access them, and improving their profitability by accelerating productivity and optimizing their investments in imaging equipment and IT systems.  We believe the combined innovation model between our OEM medical imaging engineering and our RIS/PACS/Clinical Application offerings position Merge Healthcare well among our competitors for future success.

Our Market

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double–digit increases in healthcare expenditures in the past several years.  In the United States of America, we are focusing our direct sales efforts on single and multi–site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services.  Frost & Sullivan also reported the following marketplace information:

•      PACS revenues totaled $1.0 billion in 2003;

•      The total market is expected to reach $2.0 billion in 2010;

•      The fastest growth is occurring in community hospitals and high–volume imaging centers;

•      Community hospitals and high–volume imaging centers are expected to become the largest market segments by the end of the forecast period; and

•      PACS upgrades/migrations have also become a major sub–segment of the market.

The market for our products is highly competitive.  Some customers purchase products both from us and from our competitors.   In the developing area of RIS and PACS workflow software applications, there are many newly emerging competitors who offer portions of the integrated radiology solution through their RIS and PACS to our target market.  Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.  However, we do not believe that any other competitor that specifically serves our target market is able to offer the combined RIS, PACS and clinical applications that are developed and integrated by a single vendor, providing customers with a single system that yields strong productivity gains, attracts referrals from primary care and specialty physicians, and eases operations by having only a single vendor relationship to manage.

Significant Events in the Three Months Ended June 30, 2005

During the three months ended June 30, we continued to focus on a core set of strategic and operational objectives designed to reinforce our market leading position in medical imaging and achieve our financial goals.  We continue to see accelerating interest from our target market for a comprehensive software solution from a single, trusted healthcare software solutions provider.

During the three months ended June 30, 2005, we closed the business combination with Cedara, and launched integration plans that have already produced measurable software and other sales synergies and a single organizational structure; executed cross–selling sales strategies, including purchases of the Merge RIS by eMed PACS customers, eMed PACS by Merge RIS customers, as well as several advanced visualization and clinical applications sold with integrated RIS/PACS solutions; expanded our eCommerce software distribution model with new licensing arrangements for eFilm Workstation™ software and prepared for the addition of clinical applications to our eCommerce engine later this year; signed an exclusive OEM technology and distribution agreement to commercialize new groundbreaking techniques for the early detection of treatment response in cancer care; released FUSION Referring Practice Portal™ 2.0, an integrated web–based solution that provides referring physicians with real–time access to patient information and status, diagnostic medical images and reports; and received United States of America Food and Drug Administration (“FDA”) 510 (K) Clearance of B–CAD™, the first commercially available Computer Aided Detection (CAD) solution designed to assist radiologists in the analysis of breast ultrasound images.  In addition, Frost & Sullivan named Cedara OrthoWorks Care Manager™, an advanced clinical application for the orthopedic market, Product Innovation of the Year.

The direct end–user sales and business development teams from Merge and eMed were merged into a single organizational structure resulting in increased geographic coverage and the elimination of overlapping sales territories.  In addition, the OEM and international sales and business development teams were merged, increasing the portfolio of products available through the OEM distribution channel and creating cross–selling opportunities.  We continue to develop and sell PACS solutions, using the core technologies of both our FUSION PACS™ and eMed MATRIX PACS™ to meet the unique requirements of our target markets.  We also continue to make progress integrating our suite of advanced visualization and clinical applications into our core RIS/PACS workflow solutions.

We also announced the consolidation of our two Toronto offices and expect the consolidation to be completed before year end.

Results of Operations

(in thousands, except for share data)

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.  The following data includes the results of Cedara for the one month since the date of transaction closing on June 1, 2005.

	Three Months Ended June 30,
	2005	2004

Net sales	100%	100%
Cost of sales	34	36
Gross margin	66	64
Operating costs and expenses:
Sales and marketing	15	19
Product research and development	9	5
General and administrative	22	11
Acquired in–process research and development	69	—
Restructuring and other expenses	3	—
Depreciation and amortization	6	2
Total operating costs and expenses	124	37
Operating income (loss)	(58)	27
Total other income, net	—	1
Income before income (loss) taxes	(58)	28
Income tax expense	5	11
Net income (loss)	(63)%	17%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns.  The following table sets forth net sales component data.

	Three Months Ended June 30,
	2005	2004	% Change

Software and other	$13,755	$6,113	125%
As a percentage of total net sales	73%	69%
Services and maintenance	$5,018	$2,794	80%
As a percentage of total net sales	27%	31%
Total net sales	$18,773	$8,907	111%

Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers.  The $7,642 increase in software and other in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is primarily attributed to revenue recognized as a result of the inclusion of one month of sales to Cedara OEM and end–user customers.

Net sales from services and maintenance increased $2,224 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  The increase in net sales from services and maintenance is attributed to services performed in connection with Cedara OEM and end–user customers as well as the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.  We anticipate net sales from services and maintenance to continue to grow, especially as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software.  The following table sets forth cost of sales data.

	Three Months Ended June 30,
	2005	2004	% Change

Software and other	$2,066	$962	115%
Services and maintenance	2,478	1,568	58%
Amortization	1,881	642	193%
Total cost of sales	$6,425	$3,172	103%

The cost of software and other includes purchased components included in software and hardware sales to our customers.  The cost of software and other increased $1,104 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004, primarily as a result of the inclusion of one month of costs associated with sales to Cedara end–user and OEM customers.

The cost of services and maintenance increased $910 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  The increase is a result of the inclusion of one month of costs associated with sales to Cedara end–user and OEM customers and the required growth in headcount to install and maintain ongoing service and support for direct sales customers.

Amortization of purchased and developed software increased $1,239 in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.  As a percentage of net sales, amortization of purchased and developed software increased to 10% in the three months ended June 30, 2005 compared to 7% in the three months ended June 30, 2004.  This increase is attributed to the impairment associated with certain of our capitalized software projects of approximately $868 and acquired technology of approximately $67 attributed to overlapping technologies as a result of the Cedara transaction as well as one month of amortization of the purchased and developed technologies acquired in the business combination.

Gross Margin

Gross margin increased 115% to $12,348 in the three months ended June 30, 2005 from $5,735 in the three months ended June 30, 2004.  As a percentage of net sales, gross margin increased to 66% of net sales in the three months ended June 30, 2005 compared to 64% in the three months ended June 30, 2004.  The increase in gross margin as a percentage of sales is primarily due to the greater percentage of software only sales in the three months ended June 30, 2005 as a result of the inclusion of Cedara OEM and international customer sales, offset by increased costs associated with Cedara end–user customer sales which typically include a greater percentage of hardware components than our historical end–user sales.

Sales and Marketing

Sales and marketing expense increased 68% to $2,880 in the three months ended June 30, 2005 from $1,711 in the three months ended June 30, 2004 as a result of the inclusion of one month of related expenses incurred by Cedara.  Sales and marketing expense for the three months ended June 30, 2005 as a percentage of sales decreased to 15% compared to 19% in the three months ended June 30, 2004.  The 4% decrease as a percentage of sales is the result of increased sales due to the inclusion of one month of Cedara sales.

Product Research and Development

Research and development expense as a percentage of net sales increased to 9% in the three months ended June 30, 2005 compared to 5% in the three months ended June 30, 2004.  Research and development expense increased 290% to $1,648 in the three months ended June 30, 2005 from $423 in the three months ended June 30, 2004.  Both increases were a direct result of the inclusion of one month of related expenses for Cedara, which has a significant engineering department.    Capitalization of software development costs decreased $14 to $901 in the three months ended June 30, 2005, from $915 in the three months ended June 30, 2004.  We will continue with the development of our software applications for both OEM and end–users during 2005.  We anticipate that we will capitalize a greater amount of costs than historically as a result of a significantly larger engineering department, dependent upon the timing of reaching technological feasibility in relation to overall project general availability to our customer base.

General and Administrative

General and administrative expense as a percentage of net sales increased to 22% in the three months ended June 30, 2005 compared to 11% in the three months ended June 30, 2004.  General and administrative expense increased 303% to $4,122 in the three months ended June 30, 2005 from $1,024 in the three months ended June 30, 2004.  General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.  The $3,098 increase is primarily attributed to the inclusion of one month of related expenses associated with Cedara during the period.

Acquired In–process Research and Development

We estimated the fair value of the Cedara projects acquired in the three months ended June 30, 2005 to be $12,989, based on the work performed by independent valuation specialists.  The value assigned to acquired in-process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability.  At the date of business combination, Cedara had in–process projects meeting this definition associated with the Cedara next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

This amount related to in–process research and development was immediately expensed in the consolidated statement of operations upon the transaction date.  The estimated fair value of the Cedara projects was determined by the utilization of the excess earnings approach.  Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 20% discount rate, which was calculated using an industry beta and capital structure.

Restructuring and Other Expenses

We have incurred $589 of charges in the three months ended June 30, 2005 that are unusual to our operations.  Restructuring charges are comprised of severance to Merge involuntarily terminated employees of approximately $152 and option acceleration expense of $37, based on the intrinsic value of the options at the time of termination.  Other charges of $400 relate to an impairment of certain current assets based on a change in the estimated recoverability of the related assets.  We have announced the consolidation of our two Toronto offices and expect the consolidation to be completed before year–end.  We anticipate that we will incur additional restructuring costs, including costs associated with the termination of our existing lease for our downtown Toronto office as well as other contracts that may require cancellation.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of net sales increased to 6% in the three months ended June 30, 2005 from 2% in the three months ended June 30, 2004.  Depreciation and amortization expense increased $897 to $1,093 in the three months ended June 30, 2005 from $196 in the three months ended June 30, 2004.  Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.  Approximately $610 of the increase is attributed to the impairment of certain customer relationships during the three months ended June 30, 2005 as a result of specific trigger events that occurred.

Other Income, Expense

Our interest expense decreased to zero in the three months ended June 30, 2005 compared to $5 in the three months ended June 30, 2004, while interest income was $170 in the three months ended June 30, 2005 compared to $49 in the three months ended June 30, 2004.  The increase in interest income is directly attributed to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the three months ended June 30, 2005 compared to June 30, 2004.  Other expense, net, was $83 in the three months ended June 30, 2005 compared to other income, net, of $64 in the three months ended June 30, 2004.  The other expense, net, for the three months ended June 30, 2005 is primarily attributed to unrealized foreign exchange losses on foreign currency payables at Cedara, where the functional currency is the U. S. Dollar. The other income, net in 2004 is primarily attributed to the recovery from an insurance claim that was filed in 2003 for business interruption.

Income Taxes

We recorded income tax expense of $991 in the three months ended June 30, 2005 and $992 in the three months ended June 30, 2004.  The expense in the three months ended June 30, 2005 is primarily based on the fact that the in-process research and development expense incurred is not deductible for tax purposes.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Six Months Ended June 30,
	2005	2004

Net sales	100%	100%
Cost of sales	34	36
Gross margin	66	64
Operating costs and expenses:
Sales and marketing	15	20
Product research and development	8	5
General and administrative	20	11
Acquired in–process research and development	44	—
Restructuring and other expenses	2	—
Depreciation and amortization	4	2
Total operating costs and expenses	93	38
Operating income (loss)	(27)	26
Total other income, net	1	1
Income (loss) before income taxes	(26)	27
Income tax expense	7	11
Net income (loss)	(33)%	16%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns.  The following table sets forth net sales component data.

	Six Months Ended June 30,
	2005	2004	% Change

Software and other	$20,864	$12,268	70%
As a percentage of total net sales	71%	70%
Services and maintenance	$8,410	$5,276	59%
As a percentage of total net sales	29%	30%
Total net sales	$29,274	$17,544	67%

Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers.  The $8,596 increase in sales in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is primarily attributed to revenue recognized as a result of the inclusion of one month of sales to Cedara OEM and end–user customers.

Net sales from services and maintenance increased $3,134 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  The $3,134 increase in net sales from services and maintenance is attributed to services performed in connection with Cedara OEM and end–user customers as well as the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.  We anticipate net sales from services and maintenance to continue to grow, especially as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software.  The following table sets forth cost of sales data.

	Six Months Ended June 30,
	2005	2004	% Change

Software and other	$3,055	$2,077	47%
Services and maintenance	4,113	3,034	36%
Amortization	2,686	1,280	110%
Total cost of sales	$9,854	$6,391	54%

The cost of software and other includes purchased components included in software and hardware sales to our customers.  The cost of software and other increased $978 the six months ended June 30, 2005 compared to the six months ended June 30, 2004, primarily as a result of the inclusion of one month of costs associated with sales to Cedara end–user and OEM customers.

The cost of services and maintenance increased $1,079 in the six months ended June 30, 2005 compared to $3,034 in the six months ended June 30, 2004.  The increase is a result of the inclusion of one month of costs associated with sales to Cedara end–user and OEM customers and the required growth in headcount to install and maintain ongoing service and support for direct sales customers.

Amortization of purchased and developed software increased $1,406 in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.  As a percentage of net sales, amortization of purchased and developed software remained relatively consistent at 9% in the six months ended June 30, 2005 compared to 7% in the six months ended June 30, 2004.  This increase is attributed to the impairment associated with certain of our capitalized software projects of approximately $935 and acquired technology of approximately $67k attributed to overlapping technologies as a result of the Cedara transaction as well as one month of amortization of the purchased and developed technologies acquired in the business combination.

Gross Margin

Gross margin increased 74% to $19,420 in the six months ended June 30, 2005 from $11,153 in the six months ended June 30, 2004.  As a percentage of net sales, gross margin increased to 66% of net sales in the six months ended June 30, 2005 compared to 64% in the six months ended June 30, 2004.  The increase in gross margin as a percentage of sales is primarily due to the greater percentage of software only sales in the six months ended June 30, 2005 as a result of the inclusion of Cedara OEM and international customer sales, offset by increased costs associated with Cedara end–user customer sales which typically include a greater percentage of hardware components than our historical end–user sales.

Sales and Marketing

Sales and marketing expense increased 33% to $4,535 in the six months ended June 30, 2005 from $3,405 in the six months ended June 30, 2004.  Sales and marketing expense for the six months ended June 30, 2005 as a percentage of sales decreased to 15% compared to 20% in the six months ended June 30, 2004.  The 5% decrease as a percentage of sales is the result of increased sales due to the inclusion of one month of Cedara sales.

Product Research and Development

Research and development expense as a percentage of net sales increased to 8% in the six months ended June 30, 2005 compared to 5% in the six months ended June 30, 2004.  Research and development expense increased 165% to $2,401 in the six months ended June 30, 2005 from $905 in the six months ended June 30, 2004.  Both increases were a direct result of the inclusion of one month of related expenses for Cedara, which has a significant engineering department.  Capitalization of software development costs decreased $92 to $1,781 in the six months ended June 30, 2005, from $1,873 in the six months ended June 30, 2004.  We will continue with the development of our software applications for both OEM and end–users during 2005.  We anticipate that we will capitalize a greater amount of costs than historically as a result of a significantly larger engineering department, dependent upon the timing of reaching technological feasibility in relation to overall project general availability to our customer base.

General and Administrative

General and administrative expense as a percentage of net sales increased to 20% in the six months ended June 30, 2005 compared to 11% in the six months ended June 30, 2004.  General and administrative expense increased 181% to $5,440 in the six months ended June 30, 2005 from $1,936 in the six months ended June 30, 2004.  General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.  The $3,504 is primarily attributed to the inclusion of one month of related expenses associated with Cedara during the period.

Acquired In–process Research and Development

We estimated the fair value of the Cedara projects acquired in the six months ended June 30, 2005 to be $12,989, based on the work performed by independent valuation specialists.  The value assigned to acquired in-process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability.  At the date of business combination, Cedara had in–process projects meeting this definition associated with the Cedara next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

This amount related to in–process research and development immediately expensed in the consolidated statement of operations upon the transaction date.  The estimated fair value of the Cedara projects was determined by the utilization of the excess earnings approach.  Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 20% discount rate, which was calculated using an industry beta and capital structure.

Restructuring and Other Expenses

We have incurred $589 of charges in the six months ended June 30, 2005 that are unusual to our operations.  Restructuring charges are comprised of severance to Merge involuntarily terminated employees of approximately $152 and option acceleration expense of $37, based on the intrinsic value of the options at the time of termination.  Other charges of $400 relate to an impairment of certain current assets based on a change in the estimated recoverability of the related assets.  We have announced the consolidation of our two Toronto offices and expect the consolidation to be completed before year–end.  We anticipate that we will incur additional restructuring costs, including costs associated with the termination of our existing lease for our downtown Toronto office as well as other contracts that may require cancellation.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of net sales increased to 4% in the six months ended June 30, 2005 up from 2% in the six months ended June 30, 2004.  Depreciation and amortization expense increased $907 to $1,292 in the six months ended June 30, 2005 from $385 in the six months ended June 30, 2004.  Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.  Approximately $610 of the increase is attributed to the impairment of certain customer relationships during the six months ended June 30, 2005 as a result of specific trigger events that occurred.

Other Income, Expense

Our interest expense decreased to zero in the six months ended June 30, 2005 compared to $10 in the six months ended June 30, 2004, while interest income was $290 in the six months ended June 30, 2005 compared to $103 in the six months ended June 30, 2004.  The increase in interest income is directly attributed to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the six months ended June 30, 2005 compared to June 30, 2004.  Other expense, net, was $126 in the six months ended June 30, 2005 compared to other income, net, of $67 in the six months ended June 30, 2004.  The other expense, net, for the six months ended June 30, 2005 is primarily attributed to unrealized foreign exchange losses on foreign currency payables at Cedara as well as unrealized foreign exchange losses on foreign currency receivables and cash held in our Nuenen, Netherlands branch during the first quarter of 2005, where the functional currency is the U. S. Dollar.  The other income, net in 2004 is primarily attributed to the recovery from an insurance claim that was filed in 2003 for business interruption.

Income Taxes

We recorded income tax expense of $2,119 in the six months ended June 30, 2005 and $1,831 in the six months ended June 30, 2004.  The expense in the six months ended June 30, 2005 is primarily based on the fact that the in–process research and development expense incurred is not deductible for tax purposes.

Liquidity and Capital Resources

(in thousands, except for share data)

Operating Cash Flows

Cash provided by operating activities was $3,229 in the six months ended June 30, 2005 compared to $5,474 in the six months ended June 30, 2004.  Our positive operating cash flow in the six months ended June 30, 2005 was due primarily to non–cash charges, including stock compensation expense, provision for doubtful accounts, depreciation, amortization, in–process research and development costs and deferred income taxes, totaling $18,296, an increase in deferred revenue of $1,013 and other of $1,340 offset by a net loss of $9,781, an increase in accounts receivable of $5,541 and decrease of accounts payable of $2,296 and other accrued liabilities of $805.  The increase in accounts receivable is attributed to the closing date of the Cedara transaction, which accounted for $5,324 of the increase, as Cedara has historically closed a greater amount of its contracts in the final month of each calendar quarter.  We anticipate that accounts receivable will continue to increase based on our anticipated increase in expected sales.  The $2,296 decrease in accounts payable and $805 decrease in accrued liabilities is also attributed to the timing of the closing date of the Cedara business combination, which accounted for $3,246 of the total combined decrease.  The decrease is primarily related to the payment of transaction and other costs after the date of closing, which we would not anticipate to be a recurring event.

Although we have recorded income tax expense in 2005, the cash flow impact is expected to be less, due to tax benefits associated with utilizing net operating losses, tax credits (including losses and credits acquired in the Cedara transaction) and tax deductions associated with certain stock option exercises or disqualifying dispositions of Common Stock associated with stock options.

Investing Cash Flows

Cash provided by investing activities was $7,613 in the six months ended June 30, 2005, due to cash acquired in acquisitions, net of cash paid, of $10,782, capitalized software development costs of $1,781, and purchases of capital equipment of $1,388.  We expect to continue to invest in software development projects to increase sales.  As part of the Cedara business combination, we acquired $21,638 of cash on hand at Cedara at the closing date.  This amount is offset by net cash paid in the AccuImage acquisition of $6,875 and transaction costs incurred by us and paid as of June 30, 2005.  As we make payments related to the transaction costs outstanding at June 30, 2005, we will continue to adjust the amount reflected in the amount of net cash acquired from acquisitions.

Financing Cash Flows

Cash provided by financing activities was $877 in the six months ended June 30, 2005.  We received net proceeds of $848 from employee and director stock option exercises and $29 from purchases of our Common Stock by employees under our employee stock purchase plan.

Total outstanding commitments at June 30, 2005 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 6 Years	7 – 10 Years

Operating Leases	$9,381	$2,110	$3,746	$2,903	$622

In November 2004, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $15,000 from $5,000 effective November 21, 2004, and maturing December 31, 2006.  The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points.  At June 30, 2005, the loan’s interest rate was 5.0%.  No amounts were outstanding on the line of credit as of June 30, 2005.

In April 2005, we moved to our new headquarters in Milwaukee, Wisconsin, which has approximately 22,000 square feet and is leased through April 2011.

In connection with the business combination with Cedara, we assumed lease obligations associated with a leased facility in Mississauga, Ontario, Canada, which has approximately 60,000 square feet and is leased through December 2009 and a leased facility in Burlington, Massachusetts, which has approximately 24,000 square feet and is leased through October 2008.

We have incurred certain costs associated with involuntarily terminated employees of Cedara, which have been accrued for and included in the estimated value of liabilities assumed.  At June 30, 2005, there exist approximately $1,500, based on a present value using a 6% discount rate, of remaining severance payments for two individuals, as required under the transaction agreement, which will be made over a period of approximately two years.  All other severance related payments existing at June 30, 2005 are payable within ten months of the business combination close date.

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

Revenue Recognition

Revenues are derived primarily from the sublicensing and licensing of software, installation and engineering services, training, consulting, and software maintenance and support.  Inherent in the revenue recognition process are significant management estimates and judgments, which influence the timing and amount of revenue recognized.

For software arrangements, we recognize revenue according to SOP No. 97–2.  SOP No. 97–2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.  Revenue from multiple–element software arrangements is recognized using the residual method, pursuant to SOP No. 98–9.  Under the residual method, revenue is recognized in a multiple element arrangement when vendor–specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement.  For sales transactions where the software is incidental, and hardware transactions where no software is involved, we consider the provisions of SAB No. 104 and FASB’s EITF No. 00–21.

We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value, with the fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of the arrangement based on the renewal price of the maintenance offered to customers, which is generally stated in the contract, and fair value of the installation and training based upon the price charged when these services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a software sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor–specific objective evidence of fair value can be established.

Revenue from sublicenses sold on an individual basis and software licenses is recognized upon shipment provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  We generally do not request collateral from customers.

Revenue from software usage sublicenses sold through annual contracts and software maintenance and support is deferred and recognized ratably over the contract period.  Revenue from installation and engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage–of–completion method, as prescribed by AICPA Statement of Position 81–1, Accounting for Performance on Construction–Type and Certain Production–Type Contracts.  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project.  Total estimated labor hours is based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch–up method.

Our OEM software products are fully functional upon delivery and do not require significant modification or alteration.  Fees for services to OEM customers are billed separately from licenses of our software products.  We provide engineering services to our OEM customers under time–and–material or fixed–price contracts that are generally longer than one year in duration.  Under engineering service contracts where the services are performed and costs incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed.  This method is expected to result in reasonably consistent profit margins over the contract term.  For certain fixed–price contracts, we use percentage of completion accounting.

For contracts accounted for under SAB No. 104, we generally invoice the customer 10% of the fair value of the products delivered upon completion of hardware installation and acceptance by the customer.  As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.

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

Other Long–Lived Assets

Other long–lived assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management.  Management also makes estimates of the impairment of long–lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the actual useful life of a long–lived asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets or a shorter amortization period may be required.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year.  In calculating potential impairment losses, we evaluated the fair value of goodwill and intangible assets by estimating the expected present value of their future cash flows.  The future cash flows are based upon management’s assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount.

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

Recent Accounting Pronouncements

In December 2005, the FASB issued SFAS No. 123(R), Share–Based Payment, to be effective for interim or annual periods beginning after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after June 15, 2005.  SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25 and requires all share–based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to our share–based employee compensation programs.  We are in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In June 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations.  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our results of operations or financial position.

Material Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Factors That May Affect Future Results of Operations, Financial Condition or Business

Quarterly Operating Results May Vary – Our quarterly operating results have varied in the past and may continue to vary in future periods.  Quarterly operating results may vary for a number of reasons, including accounting policy changes mandated by regulating entities (including, but not limited to, any accounting policy change concerning the expensing of options), demand for our software solutions and services, our sales cycle, and other factors described in this section and elsewhere in this report.  As a result of healthcare industry trends and the market for medical imaging software, a large percentage of our revenues are generated by the sale of software to OEM customers as well as sold directly to healthcare institutions.  The sale may be subject to delays due to customers’ internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures and deploying new technologies or personnel resources.  Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently our earnings, since a significant percentage of our expenses are relatively fixed.

In addition, software revenue is generally recognized at the time of shipment to our customers, provided that services are not considered as essential to the functionality of the software.  Software revenue from sales of RIS and RIS/PACS solutions, where the services are generally considered essential to the functionality of the software, are recognized on the percentage of completion method as the installation services are performed.  As a result, significant changes in the sales mix of our medical imaging software may have an impact on our quarterly revenues and consequently, our earnings.

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

Significant Competition – The market for medical imaging software is competitive and subject to technological change.  We believe that the principal competitive factors in this market include the breadth and quality of system and software solution offerings, the stability of the systems provider, the features and capabilities of the information system, the ongoing support for the system and the potential for enhancements and future compatible software solutions.  Certain of our competitors have greater financial, technical, product development, marketing and other resources than us and some of our competitors offer software solutions that we do not offer.

Dependence on Key Employees – Our continued success will depend to a significant degree upon the efforts and abilities of our senior management, in particular, Richard A. Linden, our President and Chief Executive Officer.  We carry key man life insurance in the amount of $5,000 on Richard A. Linden and $2,000 on Scott T. Veech, our Chief Financial Officer.  We do not carry key man life insurance on any other of our officers or directors.  The loss of the services of any of these persons could have a material adverse effect on us.

Government Regulation – We are subject to regulation by the FDA.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre– and post–marketing requirements.  Complying with these FDA regulations could be time consuming and expensive.  It is possible that the FDA may become more active in regulating computer software that is used in healthcare.

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

Risks Associated with Our Global Operations – We market, sell and service our software solutions globally.  We have established offices around the world, including North America, Europe and Asia.  We expect to continue to expand our global operations and enter new global markets.  Expansion will require significant management attention and financial resources to develop successful indirect global sales and support channels.  Our success will depend, in part, on our ability to form relationships with local partners.  For these reasons, we may not be able to maintain or increase global market demand for our software solutions.

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

Concentrations – Substantially all of our cash and cash equivalents are held at few financial institutions located in the United States of America, Canada and the Netherlands.  Deposits held with the bank exceed the amount of insurance provided on such deposits.  Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.  The majority of our clients are imaging centers, hospitals and integrated delivery networks.  If significant adverse macro–economic factors were to impact these organizations, it could materially, adversely affect us.  Our access to certain software and hardware components is dependent upon single and sole source suppliers.  The inability of any supplier to fulfill our supply requirements could affect future results.

New Regulations Relating to Patient Confidentiality – HIPAA mandates significant changes in the legal and regulatory environment governing the provision of health benefits, the delivery of and payment for healthcare services, and the security and confidentiality of individually identifiable, protected health information in written, electronic or oral formats.  The Department of Health and Human Services adopted final rules implementing HIPAA.  The final rules include standards for the security of electronic health information and the privacy of a patient’s medical records.  Most healthcare providers, healthcare clearinghouses and health plans (“Covered Entities”) are required to comply.  Covered Entities are required to comply with the standards for security by April 21, 2005, and have been required to comply with the standards for privacy since April 14, 2003.  Although we are not a Covered Entity, most of our customers are Covered Entities.  As Covered Entities, our customers are required to flow down certain of their obligations under HIPAA to their service providers.  Accordingly, we have been required to adopt different and or additional procedures.

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

System Errors and Warranties – Despite testing, software products as complex as those offered by us and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or “bugs,” especially early in their product life cycle.  Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  Due to these factors, there is no assurance that the discovery of defects or errors will not cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems.  Any of those factors may delay acceptance of products, which could have a material adverse effect upon our business, results of operations or financial condition.

Limited Protection of Intellectual Property and Property Rights; Proprietary Technology May Be Subjected to Infringement Claims – We rely upon a combination of trade secret, copyright and trademark laws, license and marketing agreements, confidentiality agreements and nondisclosure agreements to maintain the confidentiality and trade secrecy of our proprietary information.  Generally, we have not historically filed patent applications or copyrights covering our software technology.  We have initiated a patent program, but currently we have a very limited patent portfolio.  As a result, we may not be able to protect against the misappropriation of our intellectual property.

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

We May Be Unable to Successfully Integrate Acquisitions – We may continue to acquire or make investments in complementary companies, products or technologies.  Business combinations or acquisitions may pose risks to the operations, including:

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

In addition, in connection with any business combinations or acquisitions or investments we could:

•      issue stock that would dilute existing shareholders’ percentage of ownership;

•      incur debt and assume liabilities;

•      obtain financing on unfavorable terms;

•      incur amortization expenses related to acquired intangible assets or incur large and immediate write–offs;

•      incur large expenditures related to office closures of the acquired companies, including costs relating to termination of employees and leasehold improvement charges relating to vacating the acquired companies’ or our premises; and

•      reduce the cash that would otherwise be available to fund operations or to use for other purposes.

The failure to successfully integrate any business combination or acquisition or for business combinations or acquisitions to yield expected results may negatively impact our financial condition and operating results.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of June 30, 2005, our cash and cash equivalents include money market funds and short–term deposits totaling approximately $39.8 million, and earned interest at a weighted average rate of 2.75%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short–term nature of our investment portfolio, our interest income is vulnerable to sudden changes in market interest rates.  We do not use our portfolio for trading or other speculative purposes.

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

Item 4.    Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have concluded, based on their evaluation as of June 30, 2005, that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.  We have excluded Cedara from the evaluation of our controls and procedures as it was not possible to conduct an assessment of such controls and procedures due to the recent consummation date of the Cedara transaction.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We were unable to conduct an assessment of Cedara’s internal controls over financial reporting due to the recent consummation date of the Cedara transaction.

PART II

Item 1.    Legal Proceedings

On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03–5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our “RIS Logic CS Scheduling System” product infringes upon their United States of America Patent No. 6,389,454 for their “Multi–Facility Appointment Scheduling System” product, which we acquired in connection with our RIS Logic acquisition.  We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful.  Our merger agreement with RIS Logic contains a representation that the RIS Logic technology does not infringe others’ proprietary rights and 173,093 shares of our Common Stock conveyed to the former RIS Logic owners are in an escrow holdback, which has been extended to August 15, 2005, to cover any claims of breach of representation or warranty.  We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims.  However, we cannot provide any assurances as to the outcome of this litigation or whether the escrow holdback will be adequate to satisfy any costs, expenses or losses that we may incur in connection with such litigation.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)           None.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 24, 2005 (“Annual Meeting”).  As of 10:00 a.m. on the date of our Annual Meeting, our transfer agent, American Stock Transfer & Trust Company (“AST”), had received 11,810,392 of executed forms of proxy in the same form as addressed on our behalf to the shareholders of record as of April 22, 2005, the record date for our Annual Meeting of Shareholders.  Matters voted on and the results of such votes are as follows:

The holders of 8,654,909 shares voted FOR approval of the issuance of shares of Merge Common Stock pursuant to the merger agreement and the plan of arrangement (including upon the exchange of the ExchangeCo Exchangeable Shares); the holders of 38,790 shares voted AGAINST such approval, the holders of 33,671 shares ABSTAINED and the broker non vote was 3,083,022 shares.

The holders of 8,292,441 shares voted FOR approval of the amendments to Merge’s Articles of Incorporation to:  (i) increase the number of authorized shares of Common Stock of Merge from 30,000,000 to 100,000,000, and (ii) provide voting rights that may be exercised by holders of ExchangeCo Exchangeable Shares to be issued in connection with the merger agreement through the authorization and issuance of a special voting share of Merge; the holders of 402,631 shares voted AGAINST such approval, the holders of 32,298 shares ABSTAINED and the broker non vote was 3,083,022 shares.

The holders of 7,083,705 shares voted FOR approval of the Merge 2005 Equity Incentive Plan; the holders of 1,623,704 shares voted AGAINST such approval, the holders of 29,961 shares ABSTAINED and the broker non vote was 3,073,022 shares.

Of the proxies represented at our Annual Meeting and referred to above, the following number of shares GRANTED and WITHHELD authority for the following eight individuals to serve as directors of Merge until the next annual meeting of the merge shareholders or otherwise as provide in our bylaws:

	Votes For	Votes Against or Withheld	Abstained	Result
Elect William C. Mortimore to serve as Director until the next annual meeting of Shareholders	11,692,254	118,138	—	Elected

Elect Robert A. Barish, M.D. to serve as Director until the next annual meeting of Shareholders	11,648,781	161,611	—	Elected

Elect Dennis Brown to serve as Director until the next annual meeting of Shareholders	11,471,870	338,522	—	Elected

Elect Michael D. Dunham to serve as Director until the next annual meeting of Shareholders	11,475,940	334,452	—	Elected

Elect Robert T. Geras to serve as Director until the next annual meeting of Shareholders	11,472,430	337,962	—	Elected

Elect Anna M. Hajek to serve as Director until the next annual meeting of Shareholders	11,643,829	166,563	—	Elected

Elect Richard A. Linden to serve as Director until the next annual meeting of Shareholders	11,703,559	106,833	—	Elected

Elect Richard A. Reck to serve as Director until the next annual meeting of Shareholders	11,662,009	148,383	—	Elected

Of the proxies represented at our Annual Meeting and referred to above, the holders of 11,810,392 shares GRANTED authority to act on such other business as may properly come before the meeting or any adjournment thereof and no holders of shares WITHHELD such authority.

No other business was brought before the Annual Meeting.

Item 5.    Other Information

(a)           None.

(b)           None.

Item 6.    Exhibits

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE TECHNOLOGIES INCORPORATED

August 9, 2005	By:	/s/ Richard A. Linden
Richard A. Linden
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2005	By:	/s/ Scott T. Veech
Scott T. Veech
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

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

3.1

Articles of Incorporation of Registrant(2), Articles of Amendment as filed on December 28, 1998(3), Articles of Amendment as filed on September 2, 1999(4), Articles of Amendment as filed on February 23, 2001(4), Articles of Amendment as filed on August 9, 2002(7) and Articles of Amendment as filed on May 27, 2005(11)

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)

10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(7)

10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(7)

10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(7)

10.4	Employment Agreement entered into as of March 1, 2004, between Registrant and David M. Noshay(7)

10.5	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(2), as amended and restated in its entirety as of September 1, 2003(5)

10.6	1998 Stock Option Plan For Directors(1)

10.7	2003 Stock Option Plan of Registrant dated September 24, 2003, and effective July 17, 2003(5)

10.8	Loan Agreement dated as of November 21, 2003, by and between Registrant and Lincoln State Bank(7)

10.9	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(10)

10.10	Termination Agreement between Cedara Software Corp., Abe Schwartz and Merge Technologies Incorporated dated June 1, 2005

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 13(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 13(a) of the Securities Exchange Act of 1934

32

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U. S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002)

99.1	Code of Ethics(7)

99.2	Whistleblower Policy(7)

(1)	Incorporated by reference from Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from Registration Statement on Form SB–2 (No. 333–39111) effective January 29, 1998.
(3)	Incorporated by reference from Quarterly Report on Form 10–QSB for the three months ended March 31, 1999.
(4)	Incorporated by reference from Annual Report on Form 10–KSB for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference from Quarterly Report on Form 10–Q for the three months ended September 30, 2003.
(6)	Incorporated by reference from Current Report on Form 8–K dated July 17, 2003.
(7)	Incorporated by reference from Annual Report on Form 10–K for the fiscal year ended December 31, 2003.
(8)	Incorporated by reference from Current Report on Form 8–K dated November 24, 2004.
(9)	Incorporated by reference from Current Report on Form 8–K dated January 18, 2005.
(10)	Incorporated by reference from Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.
(11)	Incorporated by reference from Current Report on Form 8–K dated June 7, 2005.