Form 10-Q
period 2005-09-30
MERGE TECHNOLOGIES INC
filed 2005-11-04
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0–29486

MERGE TECHNOLOGIES INCORPORATED

(Exact name of Registrant as specified in its charter.)

Wisconsin	39–1600938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6737 West Washington Street, Suite 2250, Milwaukee, WI  53214–5650

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of October 31, 2005, the Registrant had 22,943,954 shares of Common Stock outstanding.

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

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,465	$28,067
Accounts receivable, net of allowance for doubtful accounts of $2,330 and $497 at September 30, 2005 and December 31, 2004, respectively	34,251	11,100
Inventory	1,838	1,082
Prepaid expenses	2,502	495
Deferred income taxes	3,023	3,076
Other current assets	2,443	1,417
Total current assets	90,522	45,237
Property and equipment:
Computer equipment	3,369	5,275
Office equipment	1,261	755
Leasehold improvements	1,308	351
	5,938	6,381
Less accumulated depreciation	2,180	4,884
Net property and equipment	3,758	1,497
Purchased and developed software, net of accumulated amortization of $6,685 and $9,804 at September 30, 2005 and December 31, 2004, respectively	22,633	9,751
Acquired intangibles, net of accumulated amortization of $1,118 and $760 at September 30, 2005 and December 31, 2004, respectively	12,359	1,183
Goodwill	348,575	21,167
Other assets	2,350	108
Total assets	$480,197	$78,943
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,071	$2,020
Accrued wages	6,657	1,414
Other accrued liabilities	3,672	1,202
Deferred revenue	12,129	8,678
Total current liabilities	28,529	13,314
Deferred income taxes and other	2,268	2,062
Total liabilities	30,797	15,376

Shareholders’ equity:
Preferred stock, $0.01 par value: 3,999,997 shares authorized; zero shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Series 2 Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at September 30, 2005 and zero shares issued and outstanding at December 31, 2004	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 21,798,842 shares and 13,186,185 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	218	132
Common Stock subscribed: 1,112 and 817 shares at September 30, 2005 and December 31, 2004, respectively	18	14
Additional paid–in capital	443,046	55,418
Deferred stock compensation	(1,616)	—
Retained earnings	5,747	7,411
Accumulated other comprehensive income	1,987	592
Total shareholders’ equity	449,400	63,567
Total liabilities and shareholders’ equity	$480,197	$78,943

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales:
Software and other	$24,744	$6,280	$45,608	$18,549
Services and maintenance	7,979	3,027	16,389	8,302
Total net sales	32,723	9,307	61,997	26,851
Cost of sales:
Software and other	2,144	964	5,199	3,040
Services and maintenance	3,451	1,490	7,564	4,525
Amortization	1,211	754	3,897	2,034
Total cost of sales	6,806	3,208	16,660	9,599
Gross profit	25,917	6,099	45,337	17,252
Operating costs and expenses:
Sales and marketing	4,252	1,683	8,787	5,088
Product research and development	3,513	559	5,914	1,464
General and administrative	4,392	1,258	9,832	3,194
Acquired in–process research and development	57	—	13,046	—
Restructuring and other expenses	160	—	749	—
Depreciation and amortization	990	202	2,282	587
Total operating costs and expenses	13,364	3,702	40,610	10,333
Operating income	12,553	2,397	4,727	6,919

Other income (expense):
Interest expense	(25)	(3)	(24)	(13)
Interest income	330	80	619	183
Other, net	(145)	15	(271)	82
Total other income	160	92	324	252
Income before income taxes	12,713	2,489	5,051	7,171
Income tax expense	4,596	252	6,715	2,083
Net income (loss)	$8,117	$2,237	$(1,664)	$5,088

Net income (loss) per share – basic	$0.25	$0.17	$(0.08)	$0.39
Weighted average number of common shares outstanding – basic	32,491,717	13,039,123	21,722,210	12,964,960

Net income (loss) per share – diluted	$0.24	$0.16	$(0.08)	$0.37
Weighted average number of common shares outstanding – diluted	34,271,312	13,748,894	21,722,210	13,773,599

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(1,664)	$5,088
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,179	2,620
Amortization of discount on note assumed in merger	—	11
Provision for doubtful accounts receivable, net of recoveries	1,114	30
In–process research and development	13,046	—
Stock compensation expense	608	—
Deferred income taxes	5,485	1,176
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(15,562)	(1,914)
Inventory	162	(201)
Prepaid expenses	(71)	(315)
Accounts payable	(4,799)	104
Accrued wages	534	424
Other accrued liabilities	(20)	379
Deferred revenue	1,309	2,658
Other	(144)	(807)
Net cash provided by operating activities	6,177	9,253
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	10,594	—
Purchases of property and equipment	(1,727)	(328)
Capitalized software development	(2,816)	(2,672)
Net cash provided by (used in) investing activities	6,051	(3,000)
Cash flows from financing activities:
Proceeds from exercise of stock options	6,081	1,042
Proceeds from employee stock purchase plan	47	54
Principal payment of notes	—	(227)
Net cash provided by financing activities	6,128	869
Effect of exchange rate changes on cash	42	(16)
Net increase in cash	18,398	7,106
Cash and cash equivalents, beginning of period	28,067	16,871
Cash and cash equivalents, end of period	$46,465	$23,977
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$345	$1,188
Non Cash Investing and Financing Activities:
Redemption value related to exchangeable Common Stock	—	$1
Value of Common Stock and options issued for acquisitions	$381,689	—

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Stock		Common Stock
	Shares issued	Issued amount	Shares subscribed	Subscribed amount	Shares issued	Issued amount	Additional paid–in capital	Deferred stock compensation	Retained earnings	Other comprehensive income	Total shareholders’ equity

Balance at December 31, 2004	—	$—	817	$14	13,186,185	$132	$55,418	$—	$7,411	$592	$63,567
Cedara exchange of share rights into Common Stock	—	—	—	—	1,687,129	17	(17)	—	—	—	—
Stock issued and options granted for acquisitions, net of costs to issue shares	1	—	—	—	5,581,517	56	380,744	—	—	—	380,800
Stock purchased under ESPP	—	—	295	4	2,461	—	43	—	—	—	47
Exercise of stock options	—	—	—	—	1,341,550	13	6,068	—	—	—	6,081
Deferred stock compensation	—	—	—	—	—	—	—	(2,132)	—	—	(2,132)
Stock compensation expense	—	—	—	—	—	—	92	516	—	—	608
Tax benefit on exercise of stock options	—	—	—	—	—	—	698	—	—	—	698
Net loss	—	—	—	—	—	—	—	—	(1,664)	—	(1,664)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,395	1,395
Balance at September 30, 2005	1	$—	1,112	$18	21,798,842	$218	$443,046	$(1,616)	$5,747	$1,987	$449,400

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss)	$8,117	$2,237	$(1,664)	$5,088
Accumulated other comprehensive income:
Cumulative translation adjustment (1)	(70)	115	870	106
Unrealized gain on marketable securities (2)	52	—	26	—
Comprehensive net income (loss)	$8,099	$2,352	$(768)	$5,194

(1)                 Net of income tax expense (benefit) of ($39) and $73 for the three months ended September 30, 2005 and 2004, respectively, and $484 and $67 for the nine months ended September 30, 2005 and 2004, respectively.

(2)                 Net of income tax expense of $29 for the three months ended September 30, 2005 and $15 for the nine months ended September 30, 2005.

Merge Technologies Incorporated and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited and in thousands, except for share data)

(1)                               Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10–Q.  Accordingly, certain information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the latest Annual Report on Form 10–K of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge,” “we,” “us” or “our”).  Since June of 2005, we are doing business under the trade name Merge Healthcare.

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

(b)                               Use of Estimates

Our consolidated financial statements are prepared in accordance with GAAP.  These accounting principles require us to make certain estimates, judgments and assumptions.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  As discussed in Note 5, we have preliminarily allocated the purchase price to Cedara’s assets and liabilities.  To the extent these estimates lead to material differences in the final allocation of purchase price, our consolidated financial statements will be affected.

(c)                                Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

(d)                               Functional Currency

On June 1, 2005, we changed the functional currency of our subsidiary, eFilm Medical Inc. (“eFilm”), from the Canadian dollar to the United States of America dollar (“U. S. Dollar”).  This change was due to significant changes in the economic facts and circumstances surrounding the operational environment of this subsidiary.  As a result of this change, certain long–lived assets, which were previously translated from Canadian dollars to U. S. Dollars at the historical exchange rate on the date the asset was acquired, were revalued based upon the exchange rate as of June 1, 2005, leading to a currency translation adjustment, reflected in other comprehensive income, and increase in the value of applicable assets of approximately $1,520.

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

Revenue from sales of Radiology Information System (“RIS”) and from RIS/Picture Archiving and Communications Systems (“PACS”) solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage of completion method, as prescribed by AICPA Statement of Position 81–1, Accounting for Performance on Construction–Type and Certain Production–Type Contracts (“SOP No. 81–1”).  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project.  Total estimated labor hours is based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch–up method.

Our Original Equipment Manufacturer (“OEM”) software products are fully functional upon delivery and do not require significant modification or alteration.  Fees for services to OEM customers are billed separately from licenses of our software products.  We provide engineering services to our OEM customers under time–and-material or fixed–price contracts that are generally longer than one year in duration.  Under engineering service contracts where the services are performed and costs incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed.  This method is expected to result in reasonably consistent profit margins over the contract term.  For certain fixed–price contracts, we use percentage of completion accounting.

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

(2)                               Goodwill and Other Intangibles

Goodwill is our primary unamortizable intangible asset.  In the nine months ended September 30, 2005, we increased goodwill by $327,408 due to the business combination with Cedara and acquisition of AccuImage, as well as the change in functional currency of eFilm.  The changes in the carrying amount of goodwill in the nine months ended September 30, 2005, are as follows:

Balance as of January 1, 2005	$21,167
Goodwill related to Cedara acquisition	321,270
Goodwill related to AccuImage acquisition	4,805
Change related to functional currency	1,333
Balance as of September 30, 2005	$348,575

Our intangible assets, other than internally developed software, subject to amortization are summarized as of September 30, 2005 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization

Purchased technology	5.0	$16,633	$2,395
Customer relationships	5.5	$13,477	$1,118
Total	5.2	$30,110	$3,513

Amortization expense, including impairment charges as a result of overlapping technologies associated with the Cedara transaction, was $2,995 for the nine months ended September 30, 2005.  An impairment charge for purchased technology of $67 was recorded in cost of goods sold and a charge for $610 related to customer relationships was recorded in depreciation and amortization in operating costs and expenses.  In addition, we recorded an impairment charge of $895 for capitalized development projects as a result of overlapping technologies for the nine months ended September 30, 2005 in cost of goods sold.  Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining three months:	2005	$1,293
For the year ended December 31:	2006	$5,172
	2007	$5,027
	2008	$4,678
	2009	$4,391

(3)                               Earnings Per Share

Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding.  We have made an accounting policy election to use the if–converted method for convertible securities that are eligible to participate in Common Stock dividends, if declared; however, the two–class method must be used if the effect is more dilutive.  Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, unless such exercise would be anti–dilutive, with an exercise price of less than the average market price of our Common Stock.  The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$8,117	$2,237	$(1,664)	$5,088
Allocation of income (loss) to exchangeable shares	—	—	—	(1)
Numerator for net income (loss) per share – basic and diluted	$8,117	$2,237	$(1,664)	$5,087

Denominator:
Weighted average number of shares of Common Stock outstanding	32,491,717	13,039,123	21,722,210	12,964,960

Effect of stock options	1,779,595	709,771	—	808,639
Denominator for net income per share – diluted	34,271,312	13,748,894	21,722,210	13,773,599

Net income (loss) per share – basic	$0.25	$0.17	$(0.08)	$0.39
Net income (loss) per share – diluted	$0.24	$0.16	$(0.08)	$0.37

The weighted average number of shares of Common Stock outstanding used to calculate basic net income (loss) per share includes exchangeable share equivalent securities for the three and nine months ended September 30, 2005 of 12,571,420 shares and 5,639,801 shares, respectively, and for the three and nine months ended September 30, 2004 of 5,136 and 223,858, respectively.

For the three months ended September 30, 2005 and 2004, options to purchase 35,650 shares and 434,375 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income per share.

For the nine months ended September 30, 2005 and 2004, options to purchase 76,030 shares and 323,500 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.

As a result of the loss during the nine months ended September 30, 2005, incremental shares from the assumed conversion of employee stock options totaling 1,201,418 shares have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive.

(4)                               Stock–Based Compensation

We maintain four stock–based employee compensation plans and one director option plan.  We apply the provisions of Statement of Financial Accounting Standards (“SFAS”), SFAS No. 123, Accounting for Stock–Based Compensation, as amended (“SFAS No. 123”), which requires entities to recognize as expense over the vesting period the fair value of all stock–based awards on the date of grant.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB Opinion No. 25”) and provide pro forma disclosures as if the fair–value–based method defined in SFAS No. 123 had been applied.

We have elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans.  All stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, no compensation expense has been recorded under APB Opinion No. 25.  Stock compensation expense recognized in the accompanying consolidated financial statements is the result of applying purchase accounting to the replacement stock options.  Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income (loss) would have been the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income (loss), as reported	$8,117	$2,237	$(1,664)	$5,088
Add: Stock based employee compensation expense included in reported net income, net of related tax	263	—	362	—
Deduct: Total stock–based employee compensation expense determined under fair–value–based method for all awards, net of related tax benefit	(724)	(462)	(1,634)	(869)

Pro forma net income (loss)	$7,656	$1,775	$(2,936)	$4,219

Earnings (loss) per share:
Basic – as reported	$0.25	$0.17	$(0.08)	$0.39
Basic – pro forma	$0.24	$0.14	$(0.14)	$0.33

Diluted – as reported	$0.24	$0.16	$(0.08)	$0.37
Diluted – pro forma	$0.22	$0.13	$(0.14)	$0.31

(5)                               Acquisitions

(a)                               Cedara

Business Combination

On June 1, 2005, we completed our business combination with Cedara, a leader in the development of custom engineered software applications and development tools for the medical imaging OEM and international markets.  The transaction was announced on January 17, 2005, upon the execution of a definitive agreement, and closed on June 1, 2005, following approval by both Merge and Cedara shareholders and receipt of necessary regulatory approvals.  The business combination was effected through an exchange of stock, in which Cedara shareholders received 0.587 shares of our Common Stock for each share of Cedara Common Stock.  Also, Cedara shareholders who are Canadian residents were permitted to receive either our Common Stock or newly created exchangeable shares of our wholly owned subsidiary, Merge Cedara ExchangeCo Limited (“ExchangeCo Exchangeable Shares”).  Canadian residents who received ExchangeCo Exchangeable Shares in the transaction defer paying Canadian income taxes on the transaction until such time as they exchange such shares for Common Stock or otherwise dispose of them.  The ExchangeCo Exchangeable Shares are freely tradable on the Toronto Stock Exchange (TSX) under the ticker symbol “MRG.”  The ExchangeCo Exchangeable Shares are exchangeable into shares of Merge Common Stock at any time at the option of the holder.  Holders of Cedara stock options exchanged each such Cedara option for a 0.587 Merge option, and we adjusted strike prices for the stock and currency conversion rates, with no changes to the vesting terms of the option.  We issued approximately 1.9 million replacement options as a result of this exchange.

Reasons for the Transaction

We believe that the business combination with Cedara places us as a market leader in the development and delivery of medical imaging and information management software and services for the OEM market and end–user imaging centers, and small to medium hospitals.  Cedara has a substantial customer base and experienced continued sales growth over past few years.  As a result, we issued stock in the Cedara transaction at a premium, based on the price of the Cedara stock price prior to the date of announcement.

Purchase Accounting

The transaction consideration was valued at approximately $387,072, including the exchange of approximately 18.8 million equivalent shares of Common Stock at a market price of $18.97 per share, the estimated fair value for outstanding options at the date of closing and direct transaction costs incurred by us.  The fair value of stock issued is based upon the 0.587 exchange ratio and a four–day weighted average of our stock price two days prior, the day of and one day after the announcement based on NASDAQ closing prices.  The fair value of the outstanding options are estimated at approximately $25,211 based on a 1.247 U. S. Dollar to Canadian dollar currency exchange ratio, the 0.587 exchange ratio and on the four–day weighted average indicated above.  The estimated total purchase price is as follows:

Form of Consideration	Fair Value

Stock issued	$356,478
Estimated fair value of options assumed	25,211
Direct transaction costs	5,383
Total consideration	$387,072

The acquisition was accounted for using the purchase method of accounting.  Merge was considered the accounting acquirer in the business combination, requiring the purchase consideration to be allocated to Cedara’s net tangible and intangible assets based on their respective fair values as of the date of transaction close, with the residual reflected as goodwill.  We have preliminarily allocated the purchase price to Cedara’s assets and liabilities and expect the allocation to change in future periods.  The allocation of the purchase consideration is based in part upon a valuation of the intangible assets performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  The estimated purchase price allocation, based on Cedara’s assets and liabilities as of June 1, 2005, is as follows:

Fair Value

Assets acquired	$41,741
Liabilities assumed	(16,636)
Purchased and developed technologies	13,019
Customer relationships	12,500
In–process research and development	13,046
Deferred stock compensation	2,132
Goodwill, including trade names	321,270
Total consideration	$387,072

The amounts allocated to in–process research and development, purchased and developed software and customer relationships are estimated based on the work performed by independent valuation specialists.  The estimated fair value of the purchased and developed software was determined by the utilization of a combination of the excess earnings and relief from royalty approaches.  The estimated fair value of the customer relationships was determined by the utilization of the cost savings approach.  Appraisal assumptions utilized under these methods included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 17% discount rate for both purchased and developed software and customer relationships, which was calculated using an industry beta and capital structure.  These amounts are being amortized over a six-year period.  The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.

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

We estimated the fair value of the Cedara projects to be $13,046 based on the work performed by independent valuation specialists.  Accordingly, this amount was expensed in the consolidated statement of operations for the nine months ended September 30, 2005, including $57 in the three months ended September 30, 2005 as a result of a refinement of our original estimate.  The estimated fair value of the Cedara projects was determined by the utilization of the excess earnings approach.  Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 20% discount rate, which was calculated using an industry beta and capital structure.

The $2,132 allocated to deferred stock compensation is valued based on the intrinsic value of each outstanding and unvested stock option assumed on the closing date.  The charge for stock compensation for the three and nine months ended September 30, 2005 was $387 and $516, respectively, and is classified in the statement of operations based on each applicable employee’s position.  Estimated aggregate expense for each of the next five years is as follows:

For the remaining three months:	2005	$387
For the year ended December 31:	2006	849
	2007	317
	2008	64
	2009	—

The $321,270 assigned to goodwill and $13,046 estimated fair value of in–process research and development will not be deductible for federal income tax purposes.

Pro forma Results

As discussed in Note 1, the results of Cedara have been included in the consolidated financial statements since June 1, 2005.

The following unaudited pro forma condensed combined results of operations for the three and nine months ended September 30, 2005 and 2004 are based on the historical financial statements of Merge and Cedara giving effect as if the business combination had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude Cedara pre–acquisition intangible amortization and the in–process research and development expense while including amortization of intangible assets and expense of deferred stock compensation during the entire applicable periods.  This data also reflects only the historical Merge and Cedara tax expense.  This data is not indicative of the results of operations that would have arisen if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$32,723	$18,751	$86,925	$57,311
Net income from continuing operations	$8,174	$3,230	$8,220	$10,734
Earnings per share:
Basic	$0.25	$0.10	$0.20	$0.34
Diluted	$0.24	$0.09	$0.19	$0.31

Restructuring and Other Charges

In connection with the business combination and our related synergy goals, we have incurred charges in the three and nine months ended September 30, 2005 that are unusual to our operations.  As such, we have separately classified these charges within operating expenses.  Restructuring charges are comprised of severance to Merge involuntarily terminated employees of approximately $106 and $257 for the three and nine months ended September 30, 2005, respectively, and option acceleration expense of $54 and $92 for the three and nine months ended September 30, 2005, respectively, based on the intrinsic value of the options at the time of termination.  At September 30, 2005, accrued restructuring charges of $82 remain to be paid and are included in accrued liabilities on the balance sheet.  Costs associated with involuntarily terminated employees of Cedara have been accrued for and included in the estimated value of liabilities assumed.

Other charges for the nine months ended September 30, 2005 of $400 relate to an impairment of certain current assets based on a change in the estimated recoverability of the related assets due to a triggering event not associated with the Cedara transaction.

ExchangeCo Exchangeable Shares

Each holder of ExchangeCo Exchangeable Shares has the right, at any time prior to April 30, 2010, to exchange their shares for our Common Stock on a one–for–one basis, subject to adjustment provisions.  At April 30, 2010, any remaining exchangeable shares will be redeemed and exchanged for an equivalent number of shares of our Common Stock.  Certain circumstances exist in which we have the right to require an exchange of the ExchangeCo Exchangeable Shares prior to April 30, 2010.  Each ExchangeCo Exchangeable Share, through a trust agreement and special voting stock, is entitled to vote together with our Common Stock and be included in dividend rights equivalent to our Common Stock as indicated by the one share of our Series 3 Special Voting Preferred Stock, no par value, issued and outstanding at September 30, 2005.  At September 30, 2005, 11,523,039 exchangeable shares were outstanding.

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

As a result of the Cedara transaction, there exists overlapping technologies, which lead to the write off in the quarter ended June 30, 2005 of approximately $73 of purchased and developed technologies.  In addition, a trigger event, outside of our control, occurred which resulted in the write off of the $80 customer relationship during the quarter ended June 30, 2005.

(6)                               Commitments and Contingencies

On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03–5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our “RIS Logic CS Scheduling System” product infringes upon their United States of America Patent No. 6,389,454 for their “Multi–Facility Appointment Scheduling System” product.  We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful.  We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims.

We are involved in disputes and legal actions arising in the ordinary course of business.  We have determined, based on review with legal counsel, that certain disputes or legal actions have a more than likely possibility of loss and recorded an estimated expense of $225 during the quarter ended June 30, 2005.  However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business or actual results may be in excess of that for which we have provided.

We have incurred certain costs associated with involuntarily terminated employees of Cedara which have been accrued for and included in the estimated value of liabilities assumed.  At September 30, 2005, there exist approximately $1,751, based on a present value using a 6% discount rate, of remaining severance payments for two individuals, as required under the transaction agreement, which will be made over a period of approximately 21 months.  All other severance related payments existing at September 30, 2005 are payable within ten months of June 1, 2005.

(7)                               Indebtedness

On September 27, 2005, we negotiated a new unsecured revolving line of credit agreement with our bank, increasing our line to $35,000 from $15,000, effective September 27, 2005 and maturing September 26, 2006. The line is subject to covenants including financial covenants, as defined, with respect to minimum net income, minimum earnings before income taxes, depreciation and amortization, tangible net worth, debt service coverage ratio, and other customary covenants. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points.  At September 30, 2005, the loan’s interest rate was 6.0%.  No amounts were outstanding on the line of credit as of September 30, 2005.

(8)                               Shareholder’s Equity

On May 24, 2005, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 30 million to 100 million.

In addition, our shareholders approved the 2005 Equity Incentive Plan (“EIP”).  The EIP provides for awards of Common Stock, non–statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 7.5 million shares of Common Stock, of which incentive stock option grants are limited to 5 million shares.  Under the EIP, stock options have an exercise price equal to the fair market value of our Common Stock at the date of grant.  No additional shares will be issued under our other three existing employee stock option plans or director option plan.

(9)                               Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123(R), Share–Based Payment, (“SFAS No. 123(R)”) to be effective for interim or annual periods beginning after September 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after September 15, 2005.  SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25 and requires all share–based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to our share–based employee compensation programs.  We are in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In June of 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FASB Interpretation No. 47”), which is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“FASB Interpretation No. 143”).  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our results of operations or financial position.

In of June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”). This statement replaces APB Opinion No. 20, Accounting Changes (“APB No. 20”), and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements.  The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so.  APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after May 31, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on our results of operations or financial position.

(10)                        Income Taxes

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

As part of our accounting for business combinations, some of the purchase price is allocated to goodwill and intangible assets.  Impairment charges associated with goodwill will not be tax deductible and will result in an increased effective income tax rate in the quarter the impairment is recorded.  Amortization expense associated with acquired intangible assets is likewise not tax deductible, however deferred taxes have been recorded as part of the purchase price allocation and, therefore, will not affect our post-acquisition income tax rate.  Income tax contingencies existing as of the acquisition dates of the acquired companies are evaluated quarterly, and any adjustments are recorded as an adjustment to goodwill.  In the three months ended September 30, 2005, we recorded an adjustment to goodwill of $5,275.

The income tax expense for the nine months ended September 30, 2005 varies from the amount computed by applying the statutory federal income tax rate of 34% to operating income before income tax expense primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent book–to–tax differences, the most significant in the nine months ended September 30, 2005 being the write off of in–process research and development acquired in the Cedara transaction, as required under GAAP, which is not deductible for income tax purposes.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note on Forward–Looking Statements

Certain statements in this report that are not historical facts constitute forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Discussions containing such forward–looking statements may be included herein in the material set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as within this report generally.  In addition, when used in this report, the words:  believes, intends, anticipates, expects and similar expressions are intended to identify forward–looking statements.  These statements are subject to a number of risks and uncertainties, including, among others and in addition to those listed under Factors That May Affect Future Results of Operations, Financial Condition or Business, quarterly operating results may vary, quarterly net sales may vary as a result of large customer contracts, our stock price may be volatile, changes in the healthcare industry, significant competition, dependence on key employees, government regulation, product related liabilities, risk associated with global operations, concentrations, new regulations relating to patient confidentiality, system errors and warranties, limited protection of intellectual property and property rights, our proprietary technology may be subjected to infringement claims, we may be unable to successfully integrate acquisitions, and various other competitive factors that may prevent us from competing successfully in the marketplace.  Actual results could differ materially from those projected in the forward–looking statements.  We undertake no obligation to publicly release the result of any revisions to these forward–looking statements that may be made to reflect any future events or circumstances.  Our actual results and the timing of certain events may differ materially from those reflected in the forward–looking statements.  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

On June 1, 2005, we completed our business combination with Cedara, including its subsidiary eMed Technologies Incorporated, now known as Merge eMed, Inc. (“eMed”).  Subsequent to the Cedara transaction, the name under which we do business was changed from Merge eFilm to Merge Healthcare (“Merge Healthcare”).  There are two organizational groups within Merge Healthcare:  Merge eMed, which serves the end–user market comprised of hospitals, imaging centers and specialty clinics (“Merge eMed”); and Cedara Software, which serves the OEM/VAR (value added resellers) and international markets comprised of companies that develop, manufacture or resell medical imaging software or devices (“Cedara Software”).

Merge Healthcare is a market leader in the development and delivery of medical imaging and information management software and services.  With over fifteen years of leadership in the medical imaging and healthcare information technology markets, Merge Healthcare provides innovative solutions for both OEM and the end–user healthcare markets.  We develop innovative medical imaging software solutions that support end–to–end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals.  Our innovative software solutions use leading–edge imaging software technologies that accelerate market delivery for our OEM and international customers, while our end–user solutions improve our customers’ productivity and enhance the quality of patient care they provide.

Merge eMed focuses on the United States of America end–user market and is a leading provider of PACS, RIS and clinical medical imaging software applications.  Our products link business and clinical workflow by intelligently managing and distributing diagnostic images and information throughout the healthcare enterprise, and providing visualization tools that speed the productivity and enhance the clinical accuracy of the diagnosis of general and specialty medical imaging exams.  By utilizing our products, our customers can enhance the quality of healthcare provided to patients because they improve radiology workflow efficiencies and improve the clinical decision making processes.  In addition, our products reduce the film, paper and labor costs involved in managing and distributing medical images and information, thereby contributing to the profitability of our customers’ businesses.  We deliver this tangible value to facilities of all sizes, but we specifically target imaging centers, small to medium size hospitals, and specialty clinics.

Cedara Software is focused on the development of custom engineered software applications and development tools for the medical imaging OEM and international markets.  Cedara Software is deployed in hospitals and clinics worldwide and is licensed by many of the world’s leading medical device and healthcare information technology companies.  Cedara Software technologies and expertise span all the major digital imaging modalities, including computed tomography (CT), magnetic resonance imaging (MRI), digital x–ray, mammography, ultrasound, echo–cardiology, angiography, nuclear medicine, positron emission tomography (PET), and fluoroscopy.  Cedara Software’s medical imaging offerings are used in all aspects of clinical imaging workflow, including the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; sophisticated clinical applications to analyze digital images; and the use of imaging in minimally–invasive surgery.

We have expanded our product offering, especially in the past three years, through our acquisitions of eFilm, RIS Logic, Inc. (“RIS Logic”), AccuImage and eMed, and business combination with Cedara.  We became a full PACS provider in September 2002 through our acquisition of eFilm, which provided a visualization platform that combined with our existing PACS components to allow us to release our first integrated PACS system for the small and medium sized hospital and imaging center market.  The eFilm Workstation™ also is core to our strategy to own the clinician desktop market.  We sell our eFilm Workstation™ on the Internet, for either an annual subscription or for an unlimited time–based license fee.  This strategy allows those radiologists or clinicians who are reluctant to move to reading images digitally to do so easily and inexpensively, particularly relative to other similar clinical diagnostic tools on the market.  Our July, 2003 acquisition of RIS Logic allowed us to become one of the first providers of integrated RIS/PACS solutions in our target markets.  We saw this as a growing need of our target market.  The integrated RIS/PACS solution positions us to fundamentally own the technology necessary to run an imaging center by having the PACS deliver filmless workflow and the RIS deliver paperless workflow. Our January, 2005 acquisition of AccuImage allowed us to provide advanced visualization product offerings to healthcare institutions and imaging centers.  In addition, we believe that it will allow us to become one of the first providers of integrated visualization solutions offered on other than on a stand–alone workstation basis, which we see as a growing need of our target market.  With the September, 2005 business combination with Cedara, we became the leading medical imaging OEM company, simultaneously delivering a high–end innovation for our expanded PACS market share.

We believe our transaction with Cedara positions us uniquely in the industry as the only medical imaging/healthcare information technologies (“IT”) company serving our target market that creates imaging software for newly developing technologies with its OEM customers, and can ensure that those future technologies, when introduced into the marketplace, can effectively be incorporated in clinical and operational workflow of imaging centers, hospitals and specialty clinics.  This unique ability benefits our end–user customers’ businesses, growing their referral base by providing leading–edge clinical diagnoses and time–saving systems to access them, and improving their profitability by accelerating productivity and optimizing their investments in imaging equipment and IT systems.  We believe the combined innovation model between our OEM medical imaging engineering and our RIS/PACS/clinical application offerings position Merge Healthcare well among our competitors for future success.

Our Market

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the double–digit increases in healthcare expenditures in the past several years.  In the United States of America, we are focusing our direct sales efforts on single and multi–site imaging centers with more than 10,000 studies per year, small to medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services.  Frost & Sullivan reported the following marketplace information:

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

Significant Events in the Three Months Ended September 30, 2005

During the three months ended September 30, 2005, we continued to focus on a core set of strategic and operational objectives designed to reinforce our market–leading position in medical imaging, and achieve our financial goals.  We continue to see accelerating interest from our target market for a comprehensive software solution from a single, trusted healthcare software solutions provider.

During the three months ended September 30, 2005, we released Cedara PET/CT™ Workstation as a software plug–in application available to OEM medical imaging companies and to healthcare professionals as a diagnostic software workstation that can be integrated into existing PACS and RIS/PACS solutions; expanded the medical imaging software solutions available through our eCommerce platform with the launch of I–Conference™, an easy to use medical presentation software application, and Baby Explorer™, a 3D fetal imaging application; released the native JAVA version of Merge’s market leading DICOM toolkit, continuing our commitment to medical imaging industry standards and expanding development toolkits and platforms for OEM customers; developed a new version of our market leading diagnostic workstation, eFilm Workstation 2.1™, which includes clinical application plug–in modules for 3D/4D, virtual colonoscopy, calcium scoring, lung nodule detection, and image stitching; showcased several new and work–in–progress clinical applications in the oncology, orthopedics and mammography clinical specialties, highlighting our research and engineering efforts in developing innovative software solutions for the clinical specialty markets.

In September of 2005, we amended our unsecured revolving line of credit agreement with our bank, increasing our line to $35,000 from $15,000, effective September 27, 2005 and maturing September 26, 2006.  The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points.

Results of Operations

(in thousands, except for share data)

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Three Months Ended September 30,
	2005	2004

Net sales	100%	100%
Cost of sales	21	34
Gross margin	79	66
Operating costs and expenses:
Sales and marketing	13	18
Product research and development	11	6
General and administrative	13	14
Acquired in–process research and development	—	—
Restructuring and other expenses	1	—
Depreciation and amortization	3	2
Total operating costs and expenses	41	40
Operating income	38	26
Total other income, net	1	1
Income before income taxes	39	27
Income tax expense	14	3
Net income	25%	24%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns.  The following table sets forth net sales component data.

	Three Months Ended September 30,
	2005	2004	% Change

Software and other	$24,744	$6,280	294%
As a percentage of total net sales	76%	67%
Services and maintenance	$7,979	$3,027	164%
As a percentage of total net sales	24%	33%
Total net sales	$32,723	$9,307	252%

Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers.  The $18,464 increase in software and other in the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is primarily attributed to revenue recognized as a result of the inclusion of sales to Cedara OEM and end–user customers during the three months ended September 30, 2005.

Net sales from services and maintenance increased $4,952 in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  The increase in net sales from services and maintenance is attributed to services performed in connection with Cedara OEM and end–user customers as well as the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.  We anticipate net sales from services and maintenance to continue to grow, especially as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

Of the $32,723 in net sales for the three months ended September 30, 2005, approximately 39% is attributed to a single customer.  We anticipate that we may sign large customer contracts that can have an immediate impact to our quarterly sales.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software.  The following table sets forth cost of sales data.

	Three Months Ended September 30,
	2005	2004	% Change

Software and other	$2,144	$964	122%
Services and maintenance	3,451	1,490	132%
Amortization	1,211	754	61%
Total cost of sales	$6,806	$3,208	112%

The cost of software and other includes purchased components included in software and hardware sales to our customers.  The cost of software and other increased $1,180 in the three months ended September 30, 2005 compared to the three months ended September 30, 2004, primarily as a result of the inclusion of costs associated with sales to Cedara and OEM end–user customers during the three months ended September 30, 2005.

The cost of services and maintenance increased $1,961 in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  The increase is a result of the inclusion of costs associated with sales to Cedara and OEM end–user customers and the required growth in headcount to install and maintain ongoing service and support for direct sales customers.

Amortization of purchased and developed software increased $457 in the three months ended September 30, 2005 compared to the three months ended September 30, 2004.  As a percentage of net sales, amortization of purchased and developed software decreased to 4% in the three months ended September 30, 2005 compared to 8% in the three months ended September 30, 2004.  This decrease in percentage is primarily attributable to the increase in net sales in the quarter ended September 30, 2005.

Gross Margin

Gross margin increased 325% to $25,917 in the three months ended September 30, 2005 from $6,099 in the three months ended September 30, 2004.  As a percentage of net sales, gross margin increased to 79% of net sales in the three months ended September 30, 2005 compared to 66% in the three months ended September 30, 2004.  The increase in gross margin as a percentage of sales is primarily due to the greater percentage of software only sales in the three months ended September 30, 2005 as a result of the inclusion of Cedara OEM and international customer sales.

Sales and Marketing

Sales and marketing expense increased 153% to $4,252 in the three months ended September 30, 2005 from $1,683 in the three months ended September 30, 2004 as a result of the inclusion of expenses incurred by Cedara.  Sales and marketing expense for the three months ended September 30, 2005 as a percentage of sales decreased to 13% compared to 18% in the three months ended September 30, 2004.  The 5% decrease as a percentage of sales is primarily the result of increased sales.

Product Research and Development

Research and development expense as a percentage of net sales increased to 11% in the three months ended September 30, 2005 compared to 6% in the three months ended September 30, 2004.  Research and development expense increased 528% to $3,513 in the three months ended September 30, 2005 from $559 in the three months ended September 30, 2004.  Both increases were a direct result of the inclusion of expenses for Cedara, which has a significant engineering department.   Capitalization of software development costs increased $236 to $1,035 in the three months ended September 30, 2005, from $799 in the three months ended September 30, 2004.  We will continue with the development of our software applications for both OEM and end–users during 2005.  We anticipate that we will capitalize a greater amount of costs than historically as a result of a significantly larger engineering department, dependent upon the timing of reaching technological feasibility in relation to overall project general availability to our customer base.

General and Administrative

General and administrative expense as a percentage of net sales decreased to 13% in the three months ended September 30, 2005 compared to 14% in the three months ended September 30, 2004.  General and administrative expense increased 249% to $4,392 in the three months ended September 30, 2005 from $1,258 in the three months ended September 30, 2004.  General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.  The $3,134 increase is primarily attributed to the inclusion of expenses associated with Cedara during the period.

Acquired In–process Research and Development

During the three months ended September 30, 2005, we refined our estimate of the fair value of the Cedara projects acquired by $57 to $13,046, based on the work performed by independent valuation specialists.  The value assigned to acquired in–process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability.  At the date of the business combination, Cedara had in–process projects meeting this definition associated with the Cedara next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

The estimated fair value of the Cedara projects was determined by the utilization of the excess earnings approach.  Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 20% discount rate, which was calculated using an industry beta and capital structure.

Restructuring and Other Expenses

We have incurred $160 of charges in the three months ended September 30, 2005 that are unusual to our operations.  Restructuring charges are comprised of severance to Merge involuntarily terminated employees of approximately $106 and option acceleration expense of $54, based on the intrinsic value of the options at the time of termination.  We anticipate that we will incur additional restructuring costs, including costs associated with the termination of our existing lease for our downtown Toronto office when we cease use of the facility, as well as other contracts that may require cancellation.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of net sales increased to 3% in the three months ended September 30, 2005 from 2% in the three months ended September 30, 2004.  Depreciation and amortization expense increased $788 to $990 in the three months ended September 30, 2005 from $202 in the three months ended September 30, 2004.  Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.  The increase is primarily attributed to the amortization of the fair value of acquired Cedara customer intangibles.

Other Income, Expense

Our interest expense increased to $25 in the three months ended September 30, 2005 compared to $3 in the three months ended September 30, 2004, while interest income was $330 in the three months ended September 30, 2005 compared to $80 in the three months ended September 30, 2004.  The increase in interest income is directly attributed to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the three months ended September 30, 2005 compared to September 30, 2004.  Other expense, net, was $145 in the three months ended September 30, 2005 compared to other income, net, of $15 in the three months ended September 30, 2004.  The other expense, net, for the three months ended September 30, 2005 is primarily attributed to unrealized foreign exchange losses on foreign currency payables at Cedara, where the functional currency is the U. S. Dollar.

Income Taxes

We recorded income tax expense of $4,596 in the three months ended September 30, 2005 and $252 in the three months ended September 30, 2004.  The expense in the three months ended September 30, 2005 is based upon a 36% effective tax rate.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States of America and foreign jurisdictions in which we operate.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.  The following data includes the results of Cedara for the four months since the date of transaction closing on June 1, 2005.

	Nine Months Ended September 30,
	2005	2004

Net sales	100%	100%
Cost of sales	27	36
Gross margin	73	64
Operating costs and expenses:
Sales and marketing	14	19
Product research and development	9	5
General and administrative	16	12
Acquired in–process research and development	21	—
Restructuring and other expenses	1	—
Depreciation and amortization	4	2
Total operating costs and expenses	65	38
Operating income	8	26
Total other income, net	—	1
Income before income taxes	8	27
Income tax expense	11	8
Net income (loss)	(3)%	19%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns.  The following table sets forth net sales component data.

	Nine Months Ended September 30,
	2005	2004	% Change

Software and other	$45,608	$18,549	146%
As a percentage of total net sales	74%	69%
Services and maintenance	$16,389	$8,302	97%
As a percentage of total net sales	26%	31%
Total net sales	$61,997	$26,851	131%

Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers.  The $27,059 increase in sales in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily attributed to revenue recognized as a result of the inclusion of four months of sales to Cedara OEM and end–user customers.

Net sales from services and maintenance increased $8,087 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  The increase in net sales from services and maintenance is attributed to services performed in connection with Cedara OEM and end–user customers as well as the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.  We anticipate net sales from services and maintenance to continue to grow, especially as part of the overall growth in sales made directly to healthcare facilities and imaging centers.

Of the $61,997 in net sales for the nine months ended September 30, 2005, approximately 21% is attributed to a single customer.  We anticipate that we may sign large customer contracts that can have an immediate impact to our net sales.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software.  The following table sets forth cost of sales data.

	Nine Months Ended September 30,
	2005	2004	% Change

Software and other	$5,199	$3,040	71%
Services and maintenance	7,564	4,525	67%
Amortization	3,897	2,034	92%
Total cost of sales	$16,660	$9,599	74%

The cost of software and other includes purchased components included in software and hardware sales to our customers.  The cost of software and other increased $2,159 the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily as a result of the inclusion of four months of costs associated with sales to Cedara OEM and end–user customers.

The cost of services and maintenance increased $3,039 in the nine months ended September 30, 2005 compared to $4,525 in the nine months ended September 30, 2004.  The increase is a result of the inclusion of four months of costs associated with sales to Cedara OEM and end–user customers and the required growth in headcount to install and maintain ongoing service and support for direct sales customers.

Amortization of purchased and developed software increased $1,863 in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.  As a percentage of net sales, amortization of purchased and developed software remained relatively consistent at 6% in the nine months ended September 30, 2005 compared to 8% in the nine months ended September 30, 2004.  This dollar increase is attributed to the impairment associated with certain of our capitalized software projects of approximately $895, impairment of acquired technology of approximately $67 attributed to overlapping technologies as a result of the Cedara transaction as well as four months of amortization of the purchased and developed technologies acquired in the business combination with Cedara.

Gross Margin

Gross margin increased 163% to $45,337 in the nine months ended September 30, 2005 from $17,252 in the nine months ended September 30, 2004.  As a percentage of net sales, gross margin increased to 73% of net sales in the nine months ended September 30, 2005 compared to 64% in the nine months ended September 30, 2004.  The increase in gross margin as a percentage of sales is primarily due to the greater percentage of software only sales in the nine months ended September 30, 2005 as a result of the inclusion of Cedara OEM and international customer sales for four months.

Sales and Marketing

Sales and marketing expense increased 73% to $8,787 in the nine months ended September 30, 2005 from $5,088 in the nine months ended September 30, 2004.  Sales and marketing expense for the nine months ended September 30, 2005 as a percentage of sales decreased to 14% compared to 19% in the nine months ended September

30, 2004.  The 5% decrease as a percentage of sales is the result of increased sales due to the inclusion of four months of Cedara sales.

Product Research and Development

Research and development expense as a percentage of net sales increased to 9% in the nine months ended September 30, 2005 compared to 5% in the nine months ended September 30, 2004.  Research and development expense increased 304% to $5,914 in the nine months ended September 30, 2005 from $1,464 in the nine months ended September 30, 2004.  Both increases were a direct result of the inclusion of four months of expenses for Cedara, which has a significant engineering department.  Capitalization of software development costs increased $144 to $2,816 in the nine months ended September 30, 2005, from $2,672 in the nine months ended September 30, 2004.  We will continue with the development of our software applications for both OEM and end–users during 2005.  We anticipate that we will capitalize a greater amount of costs than historically as a result of a significantly larger engineering department, dependent upon the timing of reaching technological feasibility in relation to overall project general availability to our customer base.

General and Administrative

General and administrative expense as a percentage of net sales increased to 16% in the nine months ended September 30, 2005 compared to 12% in the nine months ended September 30, 2004.  General and administrative expense increased 208% to $9,832 in the nine months ended September 30, 2005 from $3,194 in the nine months ended September 30, 2004.  General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.  The $6,638 increase is primarily attributed to the inclusion of four months of expenses associated with Cedara during the period.

Acquired In–process Research and Development

We estimated the fair value of the Cedara projects acquired in the nine months ended September 30, 2005 to be $13,046, based on the work performed by independent valuation specialists.  The value assigned to acquired in–process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability.  At the date of the business combination, Cedara had in–process projects meeting this definition associated with the Cedara next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

The $13,046 of in–process research and development cost was expensed in the consolidated statement of operations for the nine months ended September 30, 2005, including $57 in the three months ended September 30, 2005.  The estimated fair value of the Cedara projects was determined by the utilization of the excess earnings approach.  Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  We used a 20% discount rate, which was calculated using an industry beta and capital structure.

Restructuring and Other Expenses

We have incurred $749 of charges in the nine months ended September 30, 2005 that are unusual to our operations.  Restructuring charges are comprised of severance to Merge involuntarily terminated employees of approximately $257 and option acceleration expense of $92, based on the intrinsic value of the options at the time of termination.  Other charges of $400 relate to an impairment of certain current assets based on a change in the estimated recoverability of the related assets.  We anticipate that we will incur additional restructuring costs, including costs associated with the termination of our existing lease for our downtown Toronto office when we cease use of the facility, as well as other contracts that may require cancellation.

Depreciation and Amortization

Depreciation and amortization expense as a percentage of net sales increased to 4% in the nine months ended September 30, 2005 up from 2% in the nine months ended September 30, 2004.  Depreciation and amortization expense increased $1,695 to $2,282 in the nine months ended September 30, 2005 from $587 in the nine months ended September 30, 2004.  Depreciation and amortization is assessed on capital equipment and intangible assets with estimable useful lives.  Approximately $610 of the increase is attributed to the impairment of certain customer relationships during the nine months ended September 30, 2005 as a result of specific trigger events that occurred.

Other Income, Expense

Our interest expense increased to $24 in the nine months ended September 30, 2005 compared to $13 in the nine months ended September 30, 2004, while interest income was $619 in the nine months ended September 30, 2005 compared to $183 in the nine months ended September 30, 2004.  The increase in interest income is directly attributed to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the nine months ended September 30, 2005 compared to September 30, 2004.  Other expense, net, was $271 in the nine months ended September 30, 2005 compared to other income, net, of $82 in the nine months ended September 30, 2004.  The other expense, net, for the nine months ended September 30, 2005 is primarily attributed to unrealized foreign exchange losses on foreign currency payables at Cedara as well as unrealized foreign exchange losses on foreign currency receivables and cash held in our Nuenen, Netherlands branch during the first quarter of 2005, where the functional currency is the U. S. Dollar.  The other income, net in 2004 is primarily attributed to the recovery from an insurance claim that was filed in 2003 for business interruption.

Income Taxes

We recorded income tax expense of $6,715 in the nine months ended September 30, 2005 and $2,083 in the nine months ended September 30, 2004.  The expense in the nine months ended September 30, 2005 is based on a 36% effective tax rate, adjusting for the in–process research and development expense incurred, which is not deductible for tax purposes.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States of America and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

(in thousands, except for share data)

Operating Cash Flows

Cash provided by operating activities was $6,177 in the nine months ended September 30, 2005, compared to $9,253 in the nine months ended September 30, 2004.  Our positive operating cash flow in the nine months ended September 30, 2005 was due primarily to non–cash charges, including stock compensation expense, provision for doubtful accounts, depreciation, amortization, in–process research and development costs and deferred income taxes, totaling $26,432, an increase in deferred revenue of $1,309 and increase in accrued wages of $534 offset by a net loss of $1,664, an increase in accounts receivable of $15,562 and decrease of accounts payable of $4,799.  The increase in accounts receivable is attributed to the fact that a greater amount of contracts closed in the final month of the nine months ended September 30, 2005.  We anticipate that accounts receivable will continue to increase based on our anticipated increase in expected sales.

Although we have recorded income tax expense in 2005, the cash flow impact is expected to be less, due to tax benefits associated with utilizing net operating losses, tax credits (including losses and credits acquired in the Cedara transaction) and tax deductions associated with certain stock option exercises or disqualifying dispositions of Common Stock associated with stock options.

Investing Cash Flows

Cash provided by investing activities was $6,051 in the nine months ended September 30, 2005 due to cash acquired in acquisitions, net of cash paid, of $10,594, capitalized software development costs of $2,816, and purchases of capital equipment of $1,727.  We expect to continue to invest in software development projects to increase sales.  As part of the Cedara business combination, we acquired $21,638 of cash on hand at Cedara at the closing date.  This amount is offset by net cash paid in the AccuImage acquisition of $6,785 and transaction costs, primarily related to the Cedara transaction, incurred by us and paid as of September 30, 2005.  As we make payments related to the transaction costs outstanding at September 30, 2005, we will continue to adjust the amount reflected in the amount of net cash acquired from acquisitions.

Financing Cash Flows

Cash provided by financing activities was $6,128 in the nine months ended September 30, 2005.  We received net proceeds of $6,081 from employee and director stock option exercises and $47 from purchases of our Common Stock by employees under our employee stock purchase plan.

Total outstanding commitments at September 30, 2005 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 6 Years	7 – 10 Years
Operating Leases	$8,893	$1,921	$3,812	$2,592	$568

In September of 2005 we amended our unsecured revolving line of credit agreement with our bank, increasing our line to $35,000 from $15,000, effective September 27, 2005 and maturing September 26, 2006.  The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 0.75 percentage points.  At September 30, 2005, the loan’s interest rate was 6.0%.  No amounts were outstanding on the line of credit as of September 30, 2005.

In April of 2005 we moved to our new headquarters in Milwaukee, Wisconsin, which has approximately 22,000 square feet and is leased through April 2011.

In connection with the business combination with Cedara, we assumed lease obligations associated with a leased facility in Mississauga, Ontario, Canada, which has approximately 60,000 square feet and is leased through December 2009, and a leased facility in Burlington, Massachusetts, which has approximately 24,000 square feet and is leased through October 2008.

We have incurred certain costs associated with involuntarily terminated employees of Cedara, which have been accrued for and included in the estimated value of liabilities assumed.  At September 30, 2005, there exist approximately $1,751, based on a present value using a 6% discount rate, of remaining severance payments for two individuals, as required under the transaction agreement, which will be made over a period of approximately 21 months.  All other severance related payments existing at September 30, 2005 are payable within ten months of June 1, 2005.

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

Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage of completion method, as prescribed by SOP No. 81–1.  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project.  Total estimated labor hours is based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch–up method.

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

Other Long–Lived Assets

Other long–lived assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management.  Management also makes estimates of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the actual useful life of a long–lived asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets or a shorter amortization period may be required.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year.  In calculating potential impairment losses, we evaluated the fair value of goodwill and intangible assets by estimating the expected present value of their future cash flows.  The future cash flows are based upon management’s assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount.

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

Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123(R), to be effective for interim or annual periods beginning after September 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the compliance dates to require SFAS No.123(R) to be effective for fiscal years beginning after September 15, 2005.  SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25 and requires all share–based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations.  The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates.  We will adopt the new standard using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered.  The adoption of SFAS 123(R) will result in additional expense being recorded beginning in 2006 related to our share–based employee compensation programs.  We are in the process of evaluating the impact of the adoption of SFAS No. 123(R).

In September of 2005, the FASB issued FASB Interpretation No. 47, which is an interpretation of FASB Statement No. 143.  The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for fiscal years ending after December 15, 2005.  The interpretation is not expected to have a material impact on our results of operations or financial position.

In June of 2005, FASB issued SFAS No. 154.  This statement replaces APB Opinion No. 20 and SFAS No. 3. The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so.  APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of the change.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after May 31, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on our results of operations or financial position.

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

Quarterly Net Sales May Vary as a Result of Large Customer Contracts – We regularly enter into large contracts with a small number of OEMs in any particular quarter.  During the three months ended September 30, 2005, a single existing customer accounted for approximately 39% of our total net sales.  We believe the risk posed by this concentration is mitigated by our long standing and continued relationships with this and other customers that may enter into large contracts to license software and purchase services from us.  However, delays in expected sales of larger amounts may have a significant adverse impact on our expected quarterly net sales.

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

Concentrations – Substantially all of our cash and cash equivalents are held at few financial institutions located in the United States of America, Canada and the Netherlands.  Deposits held with the bank exceed the amount of insurance provided on such deposits.  Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.  A large percentage of our net sales are generated by the sale of software to OEM customers as well as the sale of software directly to imaging centers and small to medium sized hospitals.  If significant adverse macro–economic factors were to impact these organizations, it could materially, adversely affect us.  Our access to certain software and hardware components is dependent upon single and sole source suppliers.  The inability of any supplier to fulfill our supply requirements could affect future results.

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

•                  incur amortization expenses related to acquired intangible assets or incur large and immediate write offs;

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.  Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2005, our cash and cash equivalents include money market funds and short–term deposits totaling approximately $46.5 million, and earned interest at a weighted average rate of 2.98%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short–term nature of our investment portfolio, our interest income is vulnerable to sudden changes in market interest rates.  We do not use our portfolio for trading or other speculative purposes.

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

Item 4.           Controls and Procedures

Our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) have concluded, based on their evaluation as of September 30, 2005, that our disclosure controls and procedures (as defined in Rules
13a–15(e) and 15d–15(e) under the Exchange Act) are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Exchange Act.  We have excluded Cedara from the evaluation of our controls and procedures as it was not possible to conduct an assessment of such controls and procedures due to the recent consummation date of the Cedara transaction.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

PART II

Item 1

Legal Proceedings

On October 24, 2003, ScheduleQuest, Inc. filed a patent infringement lawsuit (Civil Action No. 03–5900) against us in the United States District Court for the Eastern District of Pennsylvania alleging that our “RIS Logic CS Scheduling System” product infringes upon their United States of America Patent No. 6,389,454 for their “Multi–Facility Appointment Scheduling System” product. We cannot currently predict the outcome of the litigation or the amount of any potential loss if our defense is unsuccessful. We believe that all the claims in the lawsuit are without merit and we intend to vigorously defend against such claims.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	None.

Item 3.

Defaults upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

(a)	None.

(b)	None.

Item 6.

Exhibits

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE TECHNOLOGIES INCORPORATED

November 3, 2005	By:	/s/ Richard A. Linden
Richard A. Linden
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2005	By:	/s/ Scott T. Veech
Scott T. Veech
Chief Financial Officer, Secretary and Treasurer
(Principal Accounting Officer)

EXHIBIT INDEX

2.1	Merger Agreement by and among Merge Technologies Incorporated, RL Acquisition Corp., RIS Logic Incorporated and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003(6)
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

3.2	Amended and Restated Bylaws of Registrant as of February 3, 1998(1)
10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(7)
10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(7)
10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(7)
10.4	Employment Agreement entered into as of March 1, 2004, between Registrant and David M. Noshay(7)
10.5	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(2), as amended and restated in its entirety as of September 1, 2003(5)
10.6	1998 Stock Option Plan For Directors(1)
10.7	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(5)
10.8

Loan Agreement dated as of November 21, 2003, by and between Registrant and Lincoln State Bank(7), first Amendment to Credit Agreement dated as of September 27, 2005, by and between Registrant and Lincoln State Bank(12)

10.9	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(10)
10.10	Termination Agreement between Cedara Software Corp., Abe Schwartz and Merge Technologies Incorporated dated June 1, 2005(13)
31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Section 13(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 13(a) of the Securities Exchange Act of 1934
32

Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) Pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Section 18 U. S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)

99.1	Code of Ethics(7)
99.2	Whistleblower Policy(7)

(1)	Incorporated by reference from Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.
(2)	Incorporated by reference from Registration Statement on Form SB–2 (No. 333–39111) effective January 29, 1998.
(3)	Incorporated by reference from Quarterly Report on Form 10–QSB for the three months ended March 31, 1999.
(4)	Incorporated by reference from Annual Report on Form 10–KSB for the fiscal year ended December 31, 2000.
(5)	Incorporated by reference from Quarterly Report on Form 10–Q for the three months ended September 30, 2003.
(6)	Incorporated by reference from Current Report on Form 8–K dated July 17, 2003.
(7)	Incorporated by reference from Annual Report on Form 10–K for the fiscal year ended December 31, 2003.
(8)	Incorporated by reference from Current Report on Form 8–K dated November 24, 2004.
(9)	Incorporated by reference from Current Report on Form 8–K dated January 18, 2005.
(10)	Incorporated by reference from Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.
(11)	Incorporated by reference from Current Report on Form 8–K dated June 7, 2005.
(12)	Incorporated by reference from Current Report on Form 8–K dated September 28, 2005.
(13)	Incorporated by reference from Quarterly Report on Form 10–Q for the six months ended June 30, 2005