Form 10-K
period 2005-12-31
MERGE TECHNOLOGIES INC
filed 2006-08-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-29486

MERGE TECHNOLOGIES INCORPORATED

(Exact name of Registrant as specified in its charter)

Wisconsin	39-1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214-5650
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code) (414) 977-4000
Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $0.01 par value per share
(Title of class)
Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes   ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No  ☒

The aggregate value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005, based upon the closing sale price of the Common Stock on June 30, 2005, as reported on the NASDAQ Global Market, was approximately $378,166,275.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 22, 2006:  29,069,624

i

MERGE TECHNOLOGIES INCORPORATED

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Annual Report on Form 10-K for the year ended December 31, 2005, includes (1) a restated balance sheet as of December 31, 2004, (2) restated consolidated statements of operations, consolidated statements of shareholders’ equity, consolidated statements of cash flows and consolidated statements of comprehensive income for the years ended December 31, 2003 and 2004, (3) restated quarterly financial information for the quarters ended March 31, 2005 and 2004, June 30, 2005 and 2004 and September 30, 2005 and 2004, and (4) restated selected financial data for the years ended December 31, 2002, 2003 and 2004. The Company will not file amended periodic reports for any of the affected periods. See Item 6, “Selected Financial Data,” Item 8, “Financial Statements and Supplementary Data,” and Item 9A, “Controls and Procedures,” in Part II of this Annual Report on Form 10-K, including Footnotes 12 and 13 to the notes to consolidated financial statements, for more information concerning these restatements. This Annual Report on Form 10-K should be read in conjunction with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which is being filed contemporaneously with this Form 10-K.

PART I

Item 1.        BUSINESS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report that are not historical facts, including, without limitation, statements that reflect our current expectations regarding our future growth, results of operations, performance, business prospects and opportunities, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believes,” “intends,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying them. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A, “Risk Factors” in Part I of this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update these factors or any of the forward-looking statements to reflect future events, developments or changed circumstances, or for any other reason.

Overview

Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge Healthcare, and its subsidiaries or affiliates (“Merge Healthcare,” “we,” “us,” or “our”), develops medical imaging and information management software and delivers related services. There are three principal sales and business development channels for Merge Healthcare: Direct, which generally sells to the United States of America (“U.S.”) end-user healthcare market comprised of hospitals, imaging centers and specialty clinics; OEM and International, which primarily sells to Original Equipment Manufacturers (“OEMs”) and Value Added Resellers (“VARs”), comprised of companies that develop, manufacture or resell medical imaging software or devices, and also to the international end-user healthcare market; and eCommerce which distributes certain products through the Internet via our website. Merge Healthcare is unique in the industry in its three-channel distribution methodology. Products and services developed throughout Merge Healthcare are sold via Direct, OEM/VAR and International, and eCommerce channels worldwide. This multiple channel approach was developed to optimize the sales of the products created throughout all of Merge Healthcare, resulting in a large portfolio of solutions that can be sold in the manner that best benefits our customers, and generates both upstream and downstream revenues for us.

On June 1, 2005, we completed our business combination with Cedara Software Corp., including its subsidiary eMed. Since the business combination with Cedara Software Corp., we have done business under the name Merge Healthcare, and have referred to our OEM/VAR and International channel as Cedara and our direct channel as Merge eMed.

We have over 20 years of leadership in the medical imaging and healthcare information technology markets, throughout which we have provided innovative solutions for OEMs, VARs and healthcare end-users. We develop clinical and medical imaging software applications and development tools that are on the forefront of medicine. We also develop medical imaging software solutions that support end-to-end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals. Our software technologies accelerate market delivery for our OEM customers, while our end-user solutions improve our customers’ productivity and enhance the quality of the patient experience. Our diagnostic imaging workflow applications are commonly categorized as Picture Archiving and Communication Systems (“PACS”), Radiology Information Systems (“RIS”) and Clinical Applications, which include, but are not limited to, software that supports medical imaging in many specialized areas such as orthopaedics, cardiology, mammography and oncology. We believe the combination of RIS/PACS/Clinical Applications and Healthcare Information Management improves diagnostic imaging workflow. It also provides value by making images and other information available throughout the enterprise.

We directly provide PACS, RIS and clinical medical imaging software applications and also sell select products through our website’s eCommerce engine. Our products and solutions link business and clinical workflow by managing and distributing diagnostic images and information throughout the healthcare enterprise, and providing visualization tools that target improved productivity and enhanced clinical accuracy of the diagnosis of general and specialty medical imaging exams. Our customers can enhance the quality of healthcare provided to patients because our solutions improve radiology workflow efficiencies and improve the clinical decision making processes. In addition, our solutions reduce the film, paper and labor costs involved in managing and distributing medical images and information, which helps drive increased profitability for our customers. We deliver value to many types of healthcare facilities of all sizes, but we specifically target imaging centers and specialty clinics.

We also focus on the development of custom-engineered software applications and development tools for the medical imaging and information OEM and International markets. Our software is deployed in hospitals and clinics worldwide through our partners and is licensed by many of the world’s largest medical device and healthcare information technology (IT) companies as well as our Direct and eCommerce channels. Our technologies help our OEM customers increase revenues, create competitive advantages, and deliver technologies to end-user markets throughout the world. We may serve as an extended research and development team for the OEM, helping them to be first-to-market with innovative medical imaging technologies. We leverage our global end-user distribution channels to sell our customers existing technologies and applications, and expand the value of medical imaging solutions by licensing additional applications for our customers to sell through their own sales forces. Our technologies and expertise span all the major digital imaging modalities, including computed tomography (CT), magnetic resonance imaging (MRI), digital x-ray, mammography, ultrasound, echo-cardiology, angiography, nuclear medicine, positron emission tomography (PET) and fluoroscopy. Our offerings are used in all aspects of clinical imaging workflow, including: the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; sophisticated Clinical Applications to analyze digital images; the use of imaging in minimally-invasive surgery; and the management of patient information stored as Electronic Patient Records (“EPR”). We target OEM/VARs that serve all markets utilizing medical imaging in their businesses, regardless of the size or scope of the market they serve, including non-radiology markets such as oncology, pharmaceutical and EPR.

We have consistently expanded our suite of product and service offerings, particularly in the past four years. We see our RIS/PACS/Clinical Applications single-vendor approach as a unique advantage in our end-user target market. Additionally, we became a leading medical imaging OEM partner-company through our combination with Cedara Software Corp.

We believe the combined innovation model between our OEM medical imaging engineering and our RIS/PACS/Clinical Application offerings positions us uniquely among our competitors in the medical imaging and information markets, provides for a product innovation model that accelerates our development efforts by providing software-based technologies that can be embedded in solutions for the end-user market, and creates a product and distribution platform to allow us to explore new clinical and geographic markets beyond radiology. We believe that leveraging this unique innovation model and our ability to innovate new medical imaging solutions is key to our long term strategy to expand our products and services beyond the traditional boundaries of radiology.

Our Market

Millennium Research Group, an international market research firm, recently reported the following marketplace information:

•  In 2005, the U.S. market for RIS and PACS, consisting of RIS and enterprise, radiology, orthopedic and cardiology PACS, was valued at over $1.5 billion.

•  By 2010, this market will grow to over $3.0 billion, representing a compound annual growth rate of nearly 15%.

•  Growth for the RIS market is primarily driven by imaging centers and small hospitals, particularly those that do not already have a PACS or RIS and elect for an integrated RIS/PACS solution.

•  Growth for the PACS market is primarily driven by:

•   adoption of EPR;

•   growing customer receptiveness of PACS;

•   the conversion from radiology to enterprise PACS solutions;

•   customer demand for replacement PACS and integrated RIS/PACS solutions;

•   affordable price points for small hospitals and imaging centers;

•   growth in diagnostic capabilities for the cardiology market; and

•   growth of in-office modalities in the orthopedic market.

The market for our end-user solutions is highly competitive. Healthcare providers continue to be challenged by declining reimbursements, intense competition and the increased cost of providing healthcare services. Some customers purchase products from us and from our competitors. In the developing area of RIS/PACS/Clinical Applications workflow, there are many newly emerging competitors that offer portions of an integrated radiology solution through their RIS, PACS and Clinical Applications. Additionally, certain competitors are integrating RIS, PACS and clinical applications through development, partnership and acquisition activities. However, we do not believe that any other competitor that specifically serves our end-user target market is able to offer the combined RIS, PACS and clinical applications that are developed and integrated by a single vendor, providing customers with a single system that yields strong productivity gains, attracts referrals from primary care and specialty physicians, and yields enhanced support and technology migration by having only a single vendor relationship to manage.

Our OEM market, which consists of organizations that utilize medical imaging or information in any element of their business, is also highly competitive. Thousands of imaging-related prospective customers exist throughout the world. In addition, we utilize a Technology Partnership Program, where we work with academic researchers and entrepreneurial companies that have developed new, innovative medical imaging applications that are not yet fully commercialized. These technology partnerships further accelerate the innovation of our own technologies, allowing us to approach new clinical imaging markets outside of radiology. In exchange, we can offer our partner distribution channels, commercialization of their products, and an approach to OEM’s globally that we have developed over the last 18 years. Working with these partners, we use our depth of medical imaging technology, global OEM distribution, and business expertise to commercialize and launch those products.

We believe that our innovation-driven model will enable us to proactively drive new demand for medical imaging solutions at both the OEM and end-user level. One of the main sources of competition for our OEM products is the OEM’s own internal software development programs, where the customer may have the ability to utilize internal resources to create a similar technology or eventually replace our software utilized in the customer’s marketed solution. There are also a number of companies that specialize in one particular technology, which may compete with us in a selected market. However, we believe that there are no direct competitors in the OEM market that have the breadth of technologies, engineering resources and capabilities to compete with us in all aspects of our technology portfolio.

Recent Challenges

We continue to face significant business challenges that stem from the uncertainty created by changes in our senior management, announcements regarding our inability to meet requirements of the NASDAQ National Market (now designated the NASDAQ Global Market) for continued listing, an informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge Healthcare and Cedara Software Corp., which we acquired on June 1, 2005. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. In addition, since the business combination, we may not have devoted adequate resources to the development and acquisition of additional products. See Part I, Item 1A, “Risk Factors,” Part I, Item 3, “Legal Proceedings,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to this Annual Report on Form 10-K for more detailed discussion regarding these matters.

History

Merge Technologies Incorporated, now doing business as Merge Healthcare, was founded in 1987 and built a reputation as a company that enabled the transformation of legacy radiology (film-based) images into modern (filmless) digitized images for distribution and diagnostic interpretation. We acquired eFilm Medical Inc. (“eFilm”) in June 2002 and began doing business under the name of Merge eFilm in order to leverage eFilm’s international name recognition for diagnostic medical image workstation software with thousands of users worldwide. In July 2003, we acquired 100% of the outstanding shares of RIS Logic, Inc. (“RIS Logic”), a RIS company that designed software to manage business and clinical workflow for imaging centers that streamlines operations and accelerates productivity. We acquired AccuImage Diagnostics Corp. (“AccuImage”) in January 2005. AccuImage was founded from radiology academic research, and created products that utilized advanced visualization technologies for clinical specialty medical imaging. In June 2005, we completed our business combination with Cedara Software Corp. Cedara Software Corp. was established in 1982, bringing together some the world’s most experienced medical imaging technology experts to create medical imaging software for OEM and VAR customers.

We believe our combined end-user and OEM capabilities position us uniquely as the only medical imaging/healthcare IT company that creates imaging software for new technologies being developed by our OEM customers, improving the likelihood that these new technologies, when introduced into the end-user marketplace, can effectively be incorporated in clinical and operational workflow of imaging centers, hospitals and specialty clinics. We believe that our end-user solutions improve our customers’ profitability by accelerating productivity and optimizing investments in imaging equipment and IT systems. We believe our OEM technologies improve our OEM customers’ profitability and decrease their time to market. We believe the combined innovation model of our OEM medical imaging engineering with our RIS/PACS/Clinical Application offerings positions us well among our competitors for future success.

We have consistently maintained a commitment to industry standards designed to benefit both healthcare providers and technology vendors. We have been a contributor to the development of the industry’s standard network communications protocol known as Digital Imaging Communications in

Medicine (“DICOM”), open medical standards such as Health Level Seven, Inc. (“HL7”), and the Integrated Healthcare Enterprise (“IHE”) framework that has been created through an initiative cosponsored by the Radiological Society of North America (“RSNA”) and the Healthcare Information and Management Systems Society (“HIMSS”). The IHE initiative represents a consortium of companies in the Radiology and Healthcare Information Technology (“HIT”) fields. This set of requirements has paved the way for healthcare organizations to begin to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image communication and information management components. We have incorporated these standards in our radiology workflow technologies, software applications and OEM connectivity components, establishing the basis for seamless integration of images and healthcare information across an organization’s computing infrastructure.

How We Benefit Our Customers

Our end-user solutions benefit hospital radiology departments, diagnostic imaging centers, specialty clinics and their patients in a variety of ways, including:

•  Accelerated productivity gained by utilizing a single integrated software solution for all business and clinical workflow tools designed to automate operations, including digital dictation, billing, registration and scheduling, productivity analysis, image and report management, and storage and distribution;

•  Increased accuracy through real time patient demographic matching across all business and clinical workflow tools;

•  More accountability and convenience in working with one vendor that develops, installs and supports the entire spectrum of radiology workflow tools and integration services;

•  The creation of permanent electronic archives of diagnostic quality images that enable the retrieval of prior and current images and reports;

•  Modular, flexible and cost-effective systems that can expand as the imaging center, hospital or clinic business grows;

•  Networking of multiple image producing and image utilizing devices to eliminate redundancies and reduce the need for capital equipment expenditures or disaster recovery; and

•  Optimizing image viewing and diagnostic capabilities.

Our OEM/International customers benefit from our software technologies and professional services in a number of ways, including:

•  Using our technologies and services to enhance the workflow capabilities of their solutions;

•  Accelerating the time to market in the development of new solutions;

•  Creating greater product differentiation compared to their competitors; and

•  Leveraging our technical and deployment skills, which facilitates an increased ability to focus on core competencies.

Business Strategy

We continue to build upon our position as an innovative medical imaging software and technology provider, and full solution RIS/PACS/Clinical Applications developer for the global healthcare end-user and OEM markets. We maintain this position by employing more than half of our employees in research and development activities, with total engineering costs, in thousands, of $13,535, $5,446 and $4,737 for

2005, 2004 and 2003, respectively, which includes capitalized software development costs and research and development expense. Our strong market position is the result of our expertise in clinical workflow and integration, technically innovative software products, modular software solutions, and continued focus on accelerating healthcare organizations’ productivity. Our OEM software technologies address the global market in medical imaging software innovation. Leveraging the clinical application innovation of our OEM products, we believe that our end-user products enable medical imaging and information to integrate more efficiently throughout the healthcare enterprise. By effectively utilizing our research and development activities, we can expand the solution set offered to both our OEM and end-user customers, accelerate the innovation of new products, and enter new markets such as orthopaedic, veterinary, pharmaceutical clinical trials, oncology and EPR. This strategy is the direct result of combining Cedara Software with Merge Healthcare, and forms the basis for our continued growth, innovation and new product and market development in the coming years.

During 2005, we focused our operational efforts on implementing an integration plan to yield revenue, product and operational synergies. We progressed with our next generation integrated RIS/PACS, utilizing its advanced features to enhance our value proposition to our customers. We focused on a web-based distribution solution to extend our RIS/PACS offering to referring physicians, strengthening our financial foundation, enhancing our sales and distribution channels, and leveraging the strength of our product brands. We also made steady progress in strengthening our reputation as a leading medical imaging workflow solution provider. We marketed and cross sold bundled products from across all of our combined product lines.

In line with this focused operational plan, we:

•  Capitalized on opportunities within our existing OEM customer base by offering an expanded portfolio of medical imaging technologies, development platforms and products. This is evidenced by signing agreements with two customers, Toshiba Medical Systems Corporation and Hitachi Medical Corporation, that generated 16% and 10%, respectively, of our 2005 net sales;

•  Expanded our U.S. healthcare RIS, PACS, RIS/PACS and Clinical Applications customer base to nearly 1,000 organizations, including over 700 end-user customers and over 275 OEM/VAR customers;

•  Announced an expanded strategic agreement with Eklin Medical Systems, Inc., a veterinary imaging company;

•  Received FDA 510(K) clearance for B-CAD, the first commercially available Computer Aided Detection (CAD) solution designed to assist radiologists in the analysis of breast ultrasound images;

•  Announced agreement to provide Cedara B-CAD to Kodak as a part of its breast imaging suite;

•  Released Cedara PET/CT Workstation as a software plug-in application available to OEM medical imaging companies and to healthcare professionals as a diagnostic software workstation that can be integrated into existing PACS and RIS/PACS solutions;

•  Released a new version of our market leading diagnostic workstation, eFilm Workstation™, and introduced clinical plug-in applications such as 3D/4D, virtual colonoscopy, calcium scoring, lung nodule analysis and image stitching;

•  Released our next generation versions of RIS and RIS/PACS solutions; and

•  Released Referring Practice Portal, an integrated web-based solution that provides referring physicians with real time access to patient information and status, medical images and reports.

We anticipate that any future growth will be driven primarily by a continued concentration on the following aspects of our business:

•  Medical imaging innovation with our OEM partners, creating software applications, technologies and tools that optimize the growing and evolving capabilities of imaging acquisition devices such as multi-slice CT, PET, ultrasound and MRI;

•  End-user sales initiatives, including targeted sales/marketing activities designed to achieve broader geographic coverage, expanded presence in other healthcare vertical markets and expanded product purchases from current customers;

•  Clinical Application software and information systems development, both in partnership with OEM and technology partners and on a direct basis to end-users, providing growth opportunities globally and into new markets outside of radiology;

•  Creating enhanced product offerings such as FUSION MATRIX PACS™ and FUSION RIS/PACS™ MX that expand the functionality of RIS/PACS to clinical applications beyond radiology; and

•  Innovating technologies and solutions that serve new markets such as orthopaedic, veterinary, pharmaceutical clinical trials, oncology and EPR.

We believe our global presence and involvement in the creation of medical imaging software technologies and open medical standards places us in a strong position to monitor medical imaging industry and technological forces that impact both medical equipment and software application innovations. In addition, our established OEM/International relationships allow us to work with leading medical equipment manufacturers as they develop future plans for new product introductions. We sometimes partner with leading OEM companies in the design and development of new medical imaging software applications, and then incorporate those innovative medical imaging software modules within our integrated RIS/PACS solutions for sale on a direct basis to our end-user customers. This unique model of both OEM and end-user solution development accelerates our ability to innovate our products ahead of the needs of our current and future target markets.

End-User Products and Services Description

Focusing product innovation around the functions related to image and information management is a hallmark of our end-user product development strategy. We view our expertise as developing software that manages the people, process, images and information workflow in such a way as to increase productivity and reduce costs for our end-user customers. Products in place and those in development are applied to the complex continuum of business (billing, scheduling, modality management, practice analysis), image and information management (integrating results of CT, MRI, x-ray, etc., and the associated patient information related to them), interpretation and reporting (medical image visualization, analysis and management of medical imaging data, enhancing physicians’ interpretation and reporting of data from medical imaging modalities, such as computer tomography and magnetic resonance imaging), and the distribution of those reports and images to referring physicians. We believe that our solutions are differentiated by the integration of all of these elements, which enable us to create a broad data set around a single patient experience, combined with the capability for image interpretation using advanced tools for each specialty. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis, and ultimately improved patient care because the waiting time from diagnosis to treatment is reduced and all pertinent information is quickly and accurately provided to the primary care giver via the web, wherever the physician is located. This integrated solution with enterprise-wide accessibility to images and information reinforces our strategy of delivering end-to-end clinical and business workflow solutions that accelerate our customers’ productivity.

Our RIS and PACS offerings strengthened in 2005 as we began to make available clinical application technologies from our OEM group to our growing medical imaging software product suite. We have multiple solution offerings tailored to meet the needs of various market segments. For the international healthcare market, we have continued to offer two platforms under the FUSION PACS™ brand name based on Fusion eFilm PACS and Cedara I-Reach™ and Cedara I-Softview™ technologies. Our software modules are designed to allow continuous innovation of our fully integrated radiology workflow system product line and are sold as individual modules or as a fully integrated solution, depending on the needs of the customer. It is our intent to integrate our clinical application portfolio into our solution offerings thereby providing even more accelerated productivity as medical imaging moves beyond radiology. Our product innovation team is working closely with our customers to develop next generation products for our RIS, PACS, RIS/PACS and OEM product lines. In addition, our software development team is engineering various clinical application and advanced visualization software modules into our RIS/PACS workflow solutions, further changing and enhancing the traditional definition of RIS/PACS. These products can be sold throughout the world, and distributed through our OEM/International, Direct and eCommerce channels.

OEM Products and Services Descriptions

Software development can be accelerated by building applications on a software technology platform consisting of libraries and tools. We developed a software imaging platform, called Imaging Application Platform® (“IAP”), which has been used to develop imaging technologies and products for sale to OEMs and VARs, as well as licensed to these customers as a platform for their development of custom applications. Building on the success of IAP, we have created additional software engineering tools and platforms, including Cedara OpenEyes™ and Cedara Blue Print™, which provide support for rapid application development. IAP, the middleware between applications, provides a complete software development environment with technology and capabilities for creating advanced, high-performance medical imaging applications. IAP is one of the most widely used medical imaging platforms available with a proven track record in all the major imaging modalities and clinical applications. All of our major OEM partners and virtually all of their engineering service clients, directly or indirectly, use IAP in business critical applications.

Our most advanced imaging software platform, Cedara OpenEyes, is a powerful and flexible best practices development platform that enables the rapid creation of medical applications. Its programming model represents a paradigm shift from previous technologies, completely insulating clients from the complexities of deep code development by providing a single uniform set of controls and development interfaces. Cedara OpenEyes packages connectivity, visualization and printing services in a flexible and transparent architecture that can be deployed across a wide spectrum of application environments, from small “one-off” projects to complex web solution services. Bringing further capability to Cedara OpenEyes, Cedara BluePrint provides advanced structure and application component support for software development.

Our OEM group also offers a full spectrum of PACS solutions, workstations and plug-in modules that can easily be tailored to the needs of different OEM customers. In addition, we develop image acquisition console software for companies that need a workstation to drive the capture of images from imaging devices such as x-ray or CT scanners.

Clinical applications software can have a major impact on the delivery of patient care. In the past several decades, a rapid expansion of clinical software systems has been noted within institutions that deliver healthcare. Today, more physicians rely on clinical applications to help them make even routine diagnostic and therapeutic decisions. Our broad range of clinical applications are used in general radiology and other specialty areas. Many of our clinical applications and workflow solutions can be added by OEMs as plug-ins to existing PACS workstations or used as dedicated, standalone workstations.

Merge Healthcare Product Portfolio

The breadth and depth of our products across Merge Healthcare reflects our core strategy of blending technologies, features and functions, modules and product lines to form medical imaging and information workflow solutions that are distributed globally and across three distribution channels: OEM and International, Direct and eCommerce. Our comprehensive product portfolio consists of the following:

FUSION RIS™ allows users to realize improvements in productivity by integrating information and automating traditional manual or paper methods related to scheduling, patient registration and tracking, document management, dictation, report turnaround, billing, claims processing and other mission critical operational functions in a medical imaging practice. This automation reduces administrative workload while increasing patient, referring physician and employee satisfaction. Additionally, the user can uncover ways to reduce bottlenecks, maximize profits and increase revenue through practice analysis tools.

FUSION MATRIX PACS™ is an image visualization, image management, archive and web distribution system. The workflow engine for radiologists, FUSION MATRIX PACS™ provides relevant clinical information at the radiologist’s fingertips, and provides efficient distributed workflow that allows them to work at any location without sacrificing performance, workflow or feature functionality. The first PACS solution built on Microsoft.NET, its Smart Client™ technology, combines the power of the personal computer with the reach of the web for easier deployment, maintenance and improved local client performance.

FUSION PACS™ is an integrated repository of healthcare information and a suite of software application modules that provide PACS and web distribution of images and reports on a single, integrated PACS platform. FUSION PACS™ is the foundation for the integrated software application modules that provides optimal functionality for our customers’ radiology workflow. FUSION PACS™ and its modules are designed to allow the user to customize the way images and information are delivered and viewed, supporting user-centric workflow.

FUSION RIS/PACS™ was created through our comprehensive integration approach, fusing our RIS workflow with our image visualization, distribution and storage technologies into a unified, intelligent, distributed business and clinical workflow solution that helps our customers accelerate their productivity while also providing a higher level of value and convenience. Radiologists, technologists and administrators benefit from having a single solution for their mission critical business and clinical workflow tools, all integrated into a simpler, faster, unified desktop.

Referring Practice Portal™ allows real-time access to reports and their associated images from within FUSION RIS/PACS™ or just reports from FUSION RIS™ via the web. Additionally, the portal provides access to the Exam/Appointment Status, as well as offering an Emergency/Referral Access for hospital and clinic referrals in emergency situations. The portal has Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) supportive security and auditing features, and can be customized with a facility’s brand identity and service information. The referring practice portal is an optional module that can be purchased with FUSION RIS/PACS™ or FUSION RIS™.

*Connectivity Tools support DICOM and HL7 interfacing while providing ready-made solutions for tackling various aspects of the hospital wide information workflow. Our connectivity tools include, but are not limited to, MergePort™, MergeCOM3™, ExamWorks™, MergeMVP™, Cedara I-Acquire/FD™, Cedara I-Bridge™ and DataBridge™.

*eFilm Workstation™ is a desktop diagnostic, image and analysis tool for viewing and interpreting medical images. eFilm Workstation™ is sold as stand alone software that allows radiologists to view and manipulate any digital diagnostic study, and is integrated into FUSION RIS/PACS™ and FUSION PACS™ as its diagnostic workstation. eFilm Workstation™, sold via eCommerce from our website and through VAR distributors, is the most widely used diagnostic workstation in the world.

*Cedara I-ReadMammo™ is a universal breast imaging workstation designed for reading mammography, ultrasound and MRI studies. Cedara I-ReadMammo™ eliminates the hassle of switching between different workstations through vendor independence, multi-modality support and dedicated tools for breast imaging workflow.

*Cedara B-CAD™ is the world’s first CAD solution designed to assist radiologists in analyzing breast ultrasound. With integrated tools for ACR BI- RADS® characterization and automatic report generation, Cedara B-CAD™ is an ideal complement for diagnostic breast ultrasound. Integrated with Cedara I-ReadMammo™, Cedara B-CAD™ demonstrates functional multi-modality breast imaging workflow.

*Cedara PET/CT™ provides fast and efficient workflow by combining images from CT and PET modalities, which is particularly useful in allowing a radiologist to see cancerous activity at a metabolic level and pinpoint its exact location in the tissue so a biopsy can be performed and proper treatment begun.

*Cedara OrthoWorks Planner™ is a diagnostic workstation for orthopaedic surgical planning, templating, archiving and web distribution. OrthoWorks includes libraries of digital orthopaedic templates from all major prosthesis vendors, delivering advanced diagnostic and planning functionality for joint arthroplasty, trauma, deformity corrections and more.

Cedara OrthoWorks Spine Analyzer™ is an advanced application that helps spine surgeons, orthopedists, and chiropractors analyze cervical, thoracic and lumbar spine mobility, alignment and deformities. Spine surgeons can use OrthoWorks Spine Analyzer to assist in planning therapy, such as surgical procedures, and help evaluate post therapy outcome.

Cedara OrthoWorks Care Manager™ is a clinical data management system that uses unique patented technology to help easily capture relevant clinical parameters during diagnosis, therapy and post therapy follow up, and automatically populate an SQL database. Powerful and intuitive data mining tools allow users to quickly perform outcome analyses that can be later analyzed by a statistical package.

*CalScore Review™ is an advanced calcium scoring module. It supports lesion-by-lesion and side-by-side comparison for follow up or repeat scanning, as well as detailed report generation. This clinical application also has workflow tools that allow customization of a patient database, tracking of the current referral base, comparison of prior versus current calcium scores and capture of follow-up appointments.

*Colon Review™ is a complete workflow solution with powerful tools for reviewing colon or other luminal studies and reporting the findings. Colon Review is a practical, intuitive solution for expanding imaging capabilities to include virtual colonoscopy.

*Lung Review™ is a comprehensive lung nodule visualization and analysis package that incorporates advanced viewing tools, nodule segmentation, decision tree based on ELCAP recommendations and automatic report generation.

*3D/4D Review™ provides comprehensive visualization for rapid and efficient everyday clinical workflow, along with a real time editing tool one can use in combination with standard visualization tools such as MIP, MinIP, MPR, 3D, VRT and interactive 4D Image Review. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

*AccuStitch™ is an advanced image stitching and angle measurement application, which allows the user to stitch thoracic and lumbar films. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

Cedara OpenEyes™ & Cedara BluePrint™ are advanced software platforms for the rapid development of medical imaging applications. Cedara OpenEyes™ provides a structured framework on which layered and protocol based applications can be quickly and efficiently created without reinventing base functionality. Packaged with sophisticated image viewing, DICOM, databasing and image manipulation capabilities, Cedara OpenEyes™ allows healthcare companies to focus on the development of workflow and specific clinical tools. OpenEyes provides an excellent framework for both plug-in integration and complete software development. For additional development capabilities, Cedara BluePrint™ provides extended structure and features for the Cedara OpenEyes™ development environment.

Cedara I-SoftView™ is a family of clinically reliable, workflow-oriented PACS workstations.

Cedara I-Report™ is a radiologist’s diagnostic workstation utilizing automated workflow, presentation protocols, and advanced post-processing toolsets.

Cedara I-Report CT™ is specifically tailored for CT data sets; this software features optimized navigation tools, easy-to-use 3D volume rendering, MPR, measurement tools, support for orthopedic templates, and Cedara Software’s latest plug-ins.

Cedara I-Read™ is optimized for multi-modality viewing; the user preferences and intuitive user interfaces enable reporting physicians and specialists to have efficient, effective workflow.

Cedara I-View™ is a simple, cost-effective review station that provides DICOM connectivity with high performance display and facilitates clinicians’ access to patient data.

Cedara I-Acquire™ is a universal software application in which multiple digital detectors, computed radiography (CR) scanners and x-ray generators can be integrated into a powerful acquisition console, which improves ease of use and productivity for busy technologists, as well as giving OEMs and system integrators the freedom to choose and quickly package detectors, scanners, and generators from different vendors into an assortment of tailored solutions, thereby addressing a broader range of clinical applications with less effort and faster time to market.

*Cedara Baby Explorer software is an application that adds 3D fetal imaging to any existing ultrasound system, allowing expectant parents, during scheduled ultrasound examinations, to view and record 3D images months before a baby’s arrival. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

*Cedara I-Reach™ is a PACS web-based viewer that significantly advances the current capabilities of PACS viewers by providing fast access to images through the use of the latest compression techniques, while maintaining high image quality and providing complete seamless integration with hospital PACS, HIS and RIS.

*Cedara I-Store™ is a DICOM compliant, scalable, archiving solution designed to meet the evolving performance and redundancy requirements of a healthcare enterprise. Its scalable architecture allows users to start small and expand the archive as their imaging requirements grow.

*Cedara I-Conference™ assists healthcare professionals as a means to quickly and easily consolidate images and data for medical presentations, activities that normally represent a tedious and time consuming process. This allows presenters to focus on content development rather than formatting and technical issues. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

*ExamWorks™ and ExamWorks+™ are connectivity technologies that expand a modality’s DICOM capabilities by providing efficient and transparent integration with departmental workflow and allow non-DICOM imaging devices to connect to a DICOM clinical network. They provide efficient and transparent network connectivity, allowing imaging devices to share resources throughout the department.

Cedara I-Response™ is a software solution for early detection of treatment response in brain cancer care that capitalizes on a molecular imaging technique to assess tumor response from cellular mechanisms.

Using functional diffusion mapping (ƒDM), it provides the potential to evaluate the impact of anti-cancer drugs and radiation therapy on tumors at an unprecedented rate.

Cedara DentalWorks Implant Planner™ is an innovative dental implant planning system used by dentists and radiologists that makes the accurate planning and placement of dental implants easy. Using CT data and a smart, automated workflow, users can determine the optimal location of dental implants.

*Cedara aXigate™ is an electronic patient record application that scales to provide enterprise-wide patient information-based workflow. This application has been implemented at a number of medical facilities as an Electronic Health Record (“EHR”), Healthcare Information Technology (“HIT”) and Clinical Information System (“CIS”).

      * Indicates products sold to Direct and OEM customers.

Employees

We had approximately 550 employees as of December 31, 2005. In 2005, we implemented initiatives to enhance the work experiences and benefits that employees identified as being most important to them. With recognition that our employees are our most important assets, we will continue to invest in human capital development to ensure that we maintain our reputation as a highly desirable employer within our industry. See “—Recent Challenges” above.

Sales, Marketing and Distribution

We use a multi-channel approach to reach our target customers. We struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following our June 1, 2005 business combination with Cedara Software Corp. Nevertheless, we began introducing OEM clinical applications to the end-user healthcare market and to our RIS, PACS and RIS/PACS customers. We also cross sold RIS and PACS solutions to existing customers. We have added sales professionals to our sales force, and refined our sales processes and tracking mechanisms to provide real time information to manage our sales efforts. Of our net sales in the 12 months ended December 31, 2005, approximately 16% and 10% were attributable to sales to Toshiba Medical Systems Corporation and Hitachi Medical Corporation, respectively.

We have reached thousands of current and prospective customers through proactive electronic marketing, utilizing the emails and addresses captured in connection with eFilm Workstation™ downloads that numbered approximately 70,000 from July 2000 through July 2006. In addition, we regularly participate in major radiology and healthcare information system industry trade shows. The largest trade show, the RSNA 2005, which was held in Chicago, Illinois in November 2005, was a highly visible event for our product offerings and demonstrating our value propositions for our OEM and end-user customers. Finally, our ongoing participation in the IHE initiative and radiology industry panels regarding open communications and medical standards, including our Director of Quality and Medical Standards who served as the 2005 co-chair of the International DICOM committee through December 31, 2005, is an added opportunity to maintain a leadership position within the healthcare industry and enables us to demonstrate our value on many levels.

As a result of our business combination with Cedara Software Corp., we are able to capitalize on opportunities within our existing OEM customer base by offering an expanded portfolio of medical imaging technologies, development platforms and products. These opportunities aligned with our goal of cross selling our expanding product portfolio through all three distribution channels and will continue to be a core value for us in future years.

Competition

The markets for our products in the end-user market are highly competitive. Although the market for our OEM products may not appear to have as many third party competitors, we will often “compete” with an OEM’s internal software engineering group to develop next generation technologies, or single product focused companies. Competition is present from new competitors entering the market, as well as current OEM partners that can offer products similar to our solutions.

In the developing area of RIS and PACS workflow applications, there are many newly emerging competitors that offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

We rely on our extensive experience in working in all aspects of the diagnostic imaging industry, our growing customer base, and our strong customer relations to maintain and grow our market share. We also rely on our global brand and historical installation base as a market leader in integration expertise. Our growing base of customers is increasingly demanding a single vendor that can provide RIS, PACS and clinical applications. In 2005, with the addition of Cedara and AccuImage, we became one of the few radiology software vendors that can offer such comprehensive workflow solutions across many clinical specialties that utilize medical imaging.

Many of the current and potential competitors may have greater resources than we have, including greater financial resources, research and development capabilities, intellectual property and marketing resources. Many of these competitors may also have broader product lines and longer standing relationships with customers. Our ability to compete successfully depends on a number of factors both in and outside of our control, including: product innovation; product quality and performance; price; experienced sales, marketing and service professionals; rapid development of new products and features; and product and policy decisions announced by competitors. There can be no assurance that we will be able to compete successfully.

Intellectual Property Rights

We currently own 21 patents issued by the intellectual property offices of various jurisdictions, including the U.S. Patent and Trademark Office (“PTO”) and the Canadian Intellectual Property Office (“CIPO”). We continue to expand our intellectual property portfolio and have applied for 29 additional patents currently under review by the PTO, CIPO or Korean Intellectual Property Office. There can be no assurance that these patents will afford any commercial benefits. We do not, however, rely principally on patent protection with respect to our products. We also rely on a combination of copyright and trade secret laws, employee and third party confidentiality agreements and other measures to protect intellectual property rights pertaining to our systems and technology. We currently hold 35 registered or unregistered trademarks in the United States or Canada, and have applied for at least two trademarks currently under review by the PTO or CIPO. Our trademarks include FUSION RIS™, FUSION MATRIX PACS™, FUSION PACS™, FUSION RIS/PACS™, Referring Practice Portal™, eFilm Workstation™, Cedara I-ReadMammo™, Cedara B-CAD™, Cedara PET/CT™, Cedara PET/CT™, Cedara OrthoWorks Planner™, Cedara OrthoWorks Spine Analyzer™, Cedara OrthoWorks Care Manager™, CalScore Review™, Colon Review™, Lung Review™, 3D/4D Review™, AccuStitch™, Cedara OpenEyes™, Cedara BluePrint™, Cedara I-SoftView™, Cedara I-Report™, Cedara I-Report CT™, Cedara I-Read™, Cedara I-View™, Cedara I-Acquire™, I-Route™, Cedara I-Reach™, Cedara I-Store™, Cedara I-Conference™, ExamWorks™, ExamWorks+™, Cedara I-Response™ and Cedara DentalWorks Implant Planner™. We believe that, in the age of rapidly changing technology, our continued success is primarily dependent upon the technical competence and creative skill of our personnel, in addition to our patents, copyrights and other proprietary rights.

Medical, Regulatory and Government Standards and Reforms

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the U. S. healthcare system have been, and will continue to be, considered by Congress. We believe we have positioned ourselves to assist our customers in the utilization, implementation, and adherence to most major radiology standards and regulations. We cannot, however, predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, our financial condition and our results of operations. See Part I, Item 1A, “Risk Factors” to this Annual Report on Form 10-K for a description of various industry and regulatory risks.

The following are examples of some of the issues, standards and regulations that we monitor and prepare ourselves to address to protect our enterprise and that of our customers:

•  Changes in Medicare and private insurance reimbursement rates may affect the financial health of our customers’ businesses. For example, on February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (“DRA”). Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (“HOPPS”) schedule. See Part I, Item 1A, “Risk Factors” for a discussion of the risks and effects of the DRA.

•  The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated the use of standard transactions and identifiers, prescribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance dates for initial phases of the requirements phase began on April 14, 2003, and continued through 2005. We took necessary measures to assist our customers to meet HIPAA compliance.

•  The U.S. Food and Drug Administration (“FDA”), which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions. In Canada, medical devices are regulated under Health Canada’s Medical Devices Regulations (“Health Canada”). Our ability to market new products and improvements to existing products depends upon the timing of appropriate licenses, pre-market clearance or approval from the FDA, Health Canada, or other applicable foreign regulatory authorities. Failure to comply with applicable domestic or other foreign regulatory requirements at any time during the production, marketing or distribution of products regulated by the FDA, Health Canada or other applicable foreign regulatory authorities could result in, among other things, seizures of products, total or partial suspension of production, refusal to grant licenses, clearances or approvals, withdrawal of existing licenses, clearances or approvals, or criminal prosecution, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

•  International sales of products outside of the U. S. are subject to foreign regulatory requirements (in particular, the requirements of the European Union, where most of our international sales are made), that can vary from country to country.

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

Other Information

Our website address is www.merge.com. We make available within the “Investors Relations” portion of our website under the caption “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with SEC.

Item 1A.     RISK FACTORS

You should carefully consider the risks, uncertainties and other factors described below, in addition to the other information set forth in this Annual Report on Form 10-K, because they could materially and adversely affect our business, operating results, financial condition, cash flows and prospects, as well as adversely affect the value of an investment in our Common Stock. Also, you should be aware that the risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also refer to the other information contained in and incorporated by reference into this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our Common Stock and otherwise seriously harm our business—As discussed in Item 9A, “Controls and Procedures” in Part II of this Annual Report on Form 10-K, from January 10, 2006 to May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and disclosure practices. More specifically, the letters contained allegations of improper revenue recognition practices. The Audit Committee retained the independent national law firm of Sidley Austin LLP and Alvarez & Marsal Dispute Analysis and Forensic Services, LLC (“Alvarez & Marsal”), a nationally-recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Based upon the normal year end closing process and the preliminary findings of the investigation, we identified certain errors in our financial statements for the second and third quarters of 2005. On June 29, 2006, Sidley Austin LLP reported its findings to the Audit Committee, and the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. See Item 9A, “Controls and Procedures” in Part II of this Annual Report on Form 10-K and Footnotes 12 and 13 to the notes to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data” to this Annual Report on Form 10-K for more information concerning the independent investigation. The investigation and the remedial actions resulting from the investigation have caused and will likely continue to cause uncertainty and disruption of our business and operations.

As discussed in Item 9A, as a consequence of the Audit Committee’s determination that because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Our management has concluded that our disclosure controls and procedures were not effective and our internal control over financial reporting had material weaknesses as of December 31, 2005. Among other things, our control environment was not adequate because certain former members of senior management did not set a proper ethical tone within our organization and instill an attitude of compliance. Certain former members of our management were directly involved in circumventing our accounting controls, and other former members of our management were aware of, or should have been aware, that such controls were being circumvented. Further, we do not currently have an enterprise resource planning (“ERP”) system, and, accordingly, are unable to manage our operations or generate reports from a single integrated data set. Although we have taken actions to begin to address the material weaknesses, our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on the accuracy and completeness of our financial statements, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner and could also have a material adverse effect on our business relationships and our reputation. Moreover, our remediation efforts will likely require the commitment of significant financial and managerial resources. Prior to the remediation of these material weaknesses, there remains the risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require further restatement of our financial statements. If we are unable, or are perceived as unable, to produce reliable financial reports due to disclosure control or internal control deficiencies, investors could lose confidence in our reported financial information and our operating results and the market price of our Common Stock could be adversely affected. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements or to provide reasonable assurance that our financial statements are prepared in conformity with United States of America generally accepted accounting principles (“GAAP”).

Litigation or regulatory actions could adversely affect our financial condition—We, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer, are defendants in several lawsuits relating to our accounting and financial disclosure. In addition, Brian E. Pedlar, our former Senior Vice President and former President of Cedara Software Corp., who served as our interim co-President and interim co-Chief Executive Officer from July 2, 2006 to August 18, 2006, has been named in one of the lawsuits. Mr. Linden, Mr. Veech, William C. Mortimore (our founder, former Chairman and former Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the members of our Board of Directors are also defendants in a derivative action, alleging breaches of fiduciary duties and failure to hold a 2006 annual meeting of shareholders. These lawsuits and other legal matters in which we have become involved, are described in Item 3, “Legal Proceedings” in Part I of this Annual Report on Form 10-K. Those lawsuits present material and significant risk to us. We are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages in the event plaintiffs in these or other potential matters relating to the same events prevail under one or more of their claims.

The Midwest Office of the Securities and Exchange Commission (“SEC”) has notified us that we are the subject of an informal, non-public inquiry. We are cooperating with the SEC in response to its request for information. The inquiry generally concerns our financial statement restatements and the anonymous letters we have received regarding our accounting and financial disclosure. We cannot predict whether the SEC will expand the scope of its inquiry or obtain a formal order of investigation.

These lawsuits and regulatory matters are having, and will continue to have, a disruptive effect upon the operations of the business, including the diversion of significant time and attention of our senior management, which have adversely affected our results of operations for the first and second quarters of fiscal 2006 and we expect will affect our results of operations for at least the remainder of 2006. In addition, we are likely to incur substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors.

We have purchased Directors and Officers (“D&O”) liability insurance that may provide coverage for some or all of these matters. However, there is risk that the D&O insurers will attempt to rescind the policies; that some or all of the claims will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance.

We may be unable to maintain our listing on the NASDAQ Global Market, which could impact our ability to secure financing, cause our stock price to fall and decrease the liquidity of our Common Stock—Our Common Stock is currently listed on the NASDAQ National Market (now designated the NASDAQ Global Market). The continued listing of our Common Stock requires us to meet certain quantitative and qualitative standards, including the timely filing of our periodic reports with the SEC. On March 20, 2006, May 16, 2006 and August 14, 2006, we received written notifications from the staff of The NASDAQ Stock Market that we were not in compliance with National Association of Securities Dealers’ (“NASD”) rules because we did not timely file our Form 10-K for the year ended December 31, 2005 and our Forms 10-Q for the first and second quarter of 2006, and that our Common Stock was, therefore, subject to delisting from the NASDAQ Global Market. On July 11, 2006, we announced that we had received written notification from the NASDAQ Listing Qualifications Panel stating that the Panel determined to continue the listing of our common stock subject to our filing of our Form 10-K, our Form 10-Q for the quarter ended March 31, 2006 and all required restatements by no later than August 29, 2006. On August 30, 2006, before the commencement of trading on the NASDAQ Global Market, we filed this Form 10-K and our Form 10-Q for the quarter ended March 31, 2006 with the SEC. We have not yet filed our Form 10-Q for the quarter ended June 30, 2006. We have requested that the Panel grant us an additional extension until September 8, 2006 to regain compliance with the NASDAQ listing requirements by filing our Form 10-Q for the quarter ended June 30, 2006, but we cannot be certain that the Panel will grant this request. In any event, we will not be certain that our Common Stock will remain listed on the NASDAQ Global Market until we receive notification from the NASDAQ Listing Qualifications Panel that all conditions to our continued listing on the NASDAQ Global Market have been satisfied.

If delisting of our Common Stock occurs, the trading of our Common Stock may be conducted on the Over The Counter Bulletin Board or the Pink Sheets. If our Common Stock is delisted and we are not at that time current in our SEC filings, our Common Stock will trade on the Pink Sheets. The delisting of our Common Stock from the NASDAQ Global Market would result in decreased liquidity of our outstanding shares of our Common Stock (and a resulting decrease in the ability of our shareholders to sell our Common Stock or obtain timely quotations as to their market value). For example, certain institutions may be unwilling or unable to hold our shares in the event that our Common Stock were to be delisted. To the extent they currently hold our Common Stock, such institutions could be required to divest their holdings, which could impose additional downward pressure on the price of our Common Stock. The delisting of our Common Stock could also deter broker-dealers from making a market in or otherwise generating interest in our Common Stock and might deter certain persons from investing in our Common Stock. Furthermore, our ability to raise additional capital through equity or debt financing could be severely impaired, which could materially adversely affect our liquidity and financial condition. As a result of these factors, the value of the Common Stock could decline significantly and our stockholders could lose some or all of their investment.

The turnover in our management team could negatively impact our business and the trading price of our Common Stock—On May 15, 2006, our Board of Directors accepted the resignation of Richard A. Linden,

our former President and Chief Executive Officer, from all positions with us and our subsidiaries, including as an officer, employee and director. At the same time, we appointed William C. Mortimore, who founded the Company and was then serving as our Chairman and Chief Strategist, as our interim Chief Executive Officer. Six weeks later, on July 2, 2006, our Board of Directors accepted the resignations of Mr. Mortimore, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former Senior Vice President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors. At the same time, our Board appointed Michael D. Dunham, the Chairman of our Board of Directors, as our principal executive officer on an interim basis, and Brian E. Pedlar, who had been serving as Senior Vice President of Merge Healthcare and President of Cedara Software Corp., and Robert J. White, who had been serving as Senior Vice President of Merge Healthcare and President of Merge eMed, were each appointed as our co-President and co-Chief Executive Officer on an interim basis. On August 17, 2006, we received a written notification from Mr. Pedlar’s counsel of Mr. Pedlar’s departure from us and our subsidiaries, effective as of the close of business on August 18, 2006. Our Board is searching for a new Chief Executive Officer.

On July 2, 2006, the Board also appointed Steven M. Oreskovich, who had been serving as our Vice President and Corporate Controller, as our Chief Accounting Officer and interim Treasurer and Secretary. Mr. Oreskovich will serve as our principal accounting officer and interim principal financial officer. Our Board is searching for a Chief Financial Officer.

We may not be able to find, attract and retain a suitable new Chief Executive Officer and Chief Financial Officer on acceptable terms. The new members of our management team may need to devote a significant amount of time to learning about our business and its markets, which could limit their effectiveness in managing our business for a period of time. Further, there will likely be significant uncertainty as to how we will perform under new leadership.

With the recent departures of five of our senior executives, we lost persons with a significant amount of experience and knowledge about our business, our customers and our industry and strong relationships with our customers, suppliers and employees. We believe that the turnover of our senior management has created uncertainty that has adversely affected our relationships with our customers and employees and also our reputation in the marketplace. Mr. White, who is President of Merge eMed and has been serving as our interim President and Chief Executive Officer, has only been with us for a short time (since April 2006) and continues to learn about our business. Similarly, Mr. Oreskovich was only recently given the responsibilities of principal accounting officer and interim principal financial officer. We may not be successful if the members of our management team, including our new Chief Executive Officer and new Chief Financial Officer, once hired, cannot effectively manage and operate our business.

Our performance and future success depends on our ability to attract, integrate and retain qualified technical, managerial and sales personnel—We are dependent, in part, upon the services of our senior executives, some of whom are new hires or have recently assumed new roles, and other key business and technical personnel. We do not maintain key-man life insurance on our senior executives. The loss of the services of any of our senior executives or key employees could have a material adverse effect on us. Our continued commercialization will depend upon, among other things, the successful recruiting and retention of highly skilled technical, managerial and sales personnel with experience in business activities such as ours. Competition for the type of highly skilled individuals sought by us is intense. We may not be able to retain existing key employees or be able to find, attract and retain skilled personnel on acceptable terms.

Relationships with our customers, potential customers and suppliers may be adversely affected, and our competitors’ competitive position improved, by our restatement of our financial results, related and regulatory proceedings, potential NASDAQ delisting and management turnover—Due to our restatement of our financial statements, related litigation and regulatory proceedings, potential NASDAQ delisting and uncertainty regarding changes in our senior management team, our customers and potential customers, new or existing suppliers or others may have concerns that we will become unreliable in operating our business. As a result, we may experience a decrease in the number of new customers or reluctance on the part of existing customers to renew their contracts with us. In addition, we may experience a loss of other important business relationships. If our customers, potential customers, suppliers or others lose confidence in our ability to operate our business, our business may be materially harmed and our competitors’ competitive position relative to us may be improved.

Our ability to obtain D&O liability insurance in the future may be adversely affected by the lawsuits and regulatory actions against us and certain of our executive officers—The lawsuits and regulatory actions described above, and the facts underlying them, may make director and officer liability insurance extremely expensive or unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

Our quarterly net sales may vary significantly—Our quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons, including, but not limited to, demand for our software solutions and services, our sales cycle, economic cycles, the level of reimbursements to our end-user customers from government sponsored healthcare programs (principally, Medicare and Medicaid), accounting policy changes mandated by regulating entities, and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our RIS, PACS or RIS/PACS solutions, a large percentage of our revenues are generated by sale and installation of systems sold directly to healthcare institutions. The sales may be subject to delays due to customers’ internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures, the deployment of new technologies and personnel resources. Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently, our earnings, since a significant percentage of our expenses are relatively fixed.

Additionally, we generally depend, in part, upon large contracts with a small number of OEMs to meet our sales goals in any particular quarter. For example, one customer accounted for approximately 37% of our total net sales for the three months ended September 30, 2005, and during the three months ended December 31, 2005, another customer accounted for approximately 27% of our total net sales. Delays in the expected sale or installation of solutions under these large contracts may have a significant impact on our quarterly revenues and consequently our earnings, particularly because a significant percentage of our expenses are fixed.

Recognition of certain of our revenues may be deferred—Recognition of all or a portion of revenue under certain customer agreements, including license fees and related professional and consulting fees, may be deferred in accordance with applicable accounting standards. Software revenue is generally recognized at the time of shipment to our customers, provided that services are not considered as essential to the functionality of the software, the contract terms are fixed and determinable, collection is probable, and we have vendor specific objective evidence (“VSOE”) of fair value of the undelivered contract elements.

Software revenue from sales of RIS and RIS/PACS solutions, where consulting and installation services are generally considered essential to the functionality of the software, are recognized on the percentage-of-completion method as the services are performed. We estimate the number of days that services will have to be provided under each contract relating to such sales to estimate the percentage of completion. At times, we have had difficulty accurately estimating the number of days required to complete the consulting and installation services and, accordingly, accurately estimating the percentages of completion.

The length of our sales and implementation cycles may adversely affect our future operating results—We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify medical imaging management software, or modify or add business processes, are major decisions for our end-user target market. Furthermore, our software generally requires significant capital expenditures by our customers. The sales cycle for our software ranges from 6 to 18 months or more from initial contact to contract execution. Our implementation cycle has generally ranged from 3 to 9 months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures. Additionally, any decision by our customers to delay or cancel purchases or the implementation of our software may adversely affect our revenues.

Our dependence on a limited number of suppliers for software and hardware could adversely impact our business and results of operations—Our access to certain software and hardware components is dependent in some cases upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could adversely affect our business and results of operations.

We face aggressive competition in many areas of our business, and our business will be harmed if we fail to compete effectively—The market for medical imaging solutions is highly competitive and subject to rapid technological change. We may be unable to maintain our competitive position against our current and potential competitors. Many of our current and potential competitors have greater financial, technical, product development, marketing and other resources than we have, and we may not be able to compete effectively with them. In addition, new competitors may emerge and our system and software solution offerings may be threatened by new technologies or market trends that reduce the value of our solutions.

The development and acquisition of additional products and technologies, and the improvement of our existing products requires significant investments in research and development. For example, our current product candidates are in various stages of development, and may require significant further research, development, pre-clinical or clinical testing, regulatory approval and commercialization. We also may not have devoted adequate resources to the development and acquisition of additional products since our June 2005 business combination with Cedara Software Corp. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

Our proprietary technology may be subjected to infringement claims or may be infringed upon which could result in additional costs or lost sales—Our success depends, in part, on our ability and the ability of our licensors to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights to a number of U. S. patents and have a number of outstanding patent applications. We may not, however, be able to obtain additional licenses to patents of others or be able to develop additional patentable technology of our own. Any patents issued to us may not provide us with competitive advantages, or the patents or proprietary rights of others may have an adverse effect on our ability to do business. Others may independently develop similar products or design around or infringe such patents or proprietary rights owned by or licensed to us. Any patent obtained or licensed by us may not be held to be valid and enforceable if challenged by another party.

Although we endeavor to protect our patent rights from infringement, we may not be aware, or become aware, of patents issued to our competitors or others that conflict with our own. Such conflicts could result in a rejection of important patent applications or the invalidation of important patents, which could have a materially adverse effect on our competitive position. In the event of such conflicts, or in the event we believe that competitive products infringe patents to which we hold rights or others believe that our products infringe patents to which they hold rights, we may pursue patent infringement litigation or interference proceedings against, or may be required to defend against such litigation or proceedings involving holders of such conflicting patents or competing products. Such litigation or proceedings may have a materially adverse effect on our competitive position, and there can be no assurance that we will be successful in any such litigation or proceeding. Litigation and other proceedings relating to patent matters, whether initiated by us or a third party, can be expensive and time consuming, regardless of whether the outcome is favorable to us, and can result in the diversion of substantial financial, managerial and other resources. An adverse outcome could subject us to significant liabilities to third parties or require us to cease any related development or commercialization activities. In addition, if patents that contain dominating or conflicting claims have been or are subsequently issued to others and such claims are ultimately determined to be valid, we may be required to obtain licenses under patents or other proprietary rights of others. Any licenses required under any such patents or proprietary rights may not be made available on terms acceptable to us, if at all. If we do not obtain such licenses, we could encounter delays or could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our solutions. Such methods may not afford sufficient protection to us, and may not be able to adequately protect our trade secrets or ensure that other companies would not acquire information that we consider proprietary.

We depend on licenses from third parties for rights to some technology we use, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer—We depend upon licenses for some of the technology used in our software from a number of third party vendors. These licenses are provided to us under contracts that typically expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the contract and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these contracts on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce software shipments until we obtain equivalent technology, which could hurt our business. Most of our third party licenses are nonexclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to the Microsoft Windows/Intel platform on which most of our products operate, we may not be able to modify or adapt our own software.

We are subject to government regulation, changes to which could negatively impact our business—We are subject to regulation in the U.S. by the United States Food and Drug Administration (“FDA”), including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities. There can be no assurances that we will not be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (the “Act”), its implementing regulations and any other applicable regulatory requirements. For example, the FDA has increased its focus on regulating computer software intended for the use in a healthcare setting. If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. Complying with these regulations could be time consuming and expensive, and may include:

•  requiring us to receive FDA clearance of a pre-market notification submission demonstrating substantial equivalence to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the software;

•  requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•  requiring us to comply with the Act regarding general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified malfunctions and adverse device events.

Similar obligations may exist in other countries in which we do business, including Canada. Any failure by us to comply with the Act and any other applicable regulatory requirements, both domestic and foreign, could subject us to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, total or partial suspension of production, operating restrictions or limitations on marketing, refusal of the government to grant new clearances or approvals, withdrawal of marketing clearances or approvals and civil and criminal penalties.

Changes in the healthcare industry, including the changes to reimbursement schedules under the Deficit Reduction Act of 2005, could negatively impact our business—The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the U. S. healthcare system and to change healthcare financing and reimbursement systems. In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. On February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (“DRA”). Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (“HOPPS”) schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (“CMS”). In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS will phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007.

A significant portion of our net sales are directly or indirectly derived from sales to end-users, including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs (principally, Medicare and Medicaid). We believe that the implementation of the reimbursement reductions contained in the DRA will adversely impact our end-user customers’ revenues, which may cause some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us—Federal regulations under HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA regulations prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services adhere to HIPAA regulations. Any failure or perception of failure of our software or services to meet HIPAA regulations could adversely affect demand for our software and services and force us to potentially expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

States and foreign jurisdictions in which our clients or we operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy regulations. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand IT solutions and services that are adaptable to reflect different and changing regulatory requirements, which could increase our development costs. In the future, federal, state or foreign governmental authorities may impose new data security regulations or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business; however, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.

The complexity presented by international operations could negatively affect our business—Revenues from customers headquartered outside of the U. S., which we classify as international revenues, account for a material portion of our revenues. Net sales from our international locations accounted for approximately 41% of our total net sales for the year ended December 31, 2005, 32% of our total net sales for the year ended December 31, 2004 and 43% of our total net sales for the year ended December 31, 2003. While we plan to continue expanding our presence in international markets, our international operations present a number of risks, including the following:

•  greater difficulty in collecting accounts receivable and longer collection periods;

•  potentially unfavorable economic conditions outside of the U. S.;

•  changes in local currencies may impact the attractiveness of our product competitiveness as we invoice most of our net sales in U. S. Dollars;

•  certification requirements;

•  lack of, or limited protection of intellectual property rights in some countries;

•  potentially adverse tax consequences;

•  political instability;

•  trade protection measures and other regulatory requirements;

•  service provider and government spending patterns;

•  potential adverse impact on the demand for products and services of U. S.-based businesses due to global perceptions regarding U. S. foreign policy;

•  natural disasters, war or terrorist acts;

•  ineffective strategic relationships with international partners; and

•  political conditions which may threaten the safety of our employees or the employees of our customers or our continued presence in foreign countries.

We provide our customers with certain warranties which could result in higher costs than we anticipate—Software products as complex as those offered by us and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or “bugs,” especially early in their product life cycle. Our products are clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which systems are installed. The discovery of defects or errors in our software products may cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of those factors may result in delayed acceptance of, or the return of, our software products, which could have a material adverse effect upon results of operations or financial condition, business and reputation.

We may be unable to successfully integrate acquisitions, which could negatively impact our results—We have experienced significant challenges integrating Merge Healthcare’s and Cedara Software Corp.’s businesses and personnel. In particular, we have struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following our June 1, 2005 business combination with Cedara Software Corp. We may continue to acquire or make investments in complementary businesses, products or technologies. The process of integrating any acquired business, product or technology into our business and operations may result in unforeseen operating difficulties and expenditures. Any acquisition may involve a number of risks, including:

•  an increase in our expenses and working capital requirements in connection with the integration of the personnel, operations, technologies or products of the acquired companies;

•  other financial risks, such as potential liabilities associated with the businesses that we acquire;

•  diversion of capital and management’s attention from our core business;

•  adverse effects on business relationships with our existing customers and suppliers and those of the acquired company;

•  an increased risk that we become the subject of litigation regarding intellectual property or other matters;

•  difficulty in successfully implementing acquired operations, IT systems, customers, OEM supplier and partner relationships, products and business with our operations;

•  acquired assets becoming impaired as a result of technical advancements or worse than expected performance by the acquired company;

•  entering markets in which we have no, or limited, prior experience; and

•  potential loss of our key employees and those of the acquired company.

In addition, in connection with any business combinations or acquisitions or investments we could:

•  issue stock that would dilute existing shareholders’ percentage of ownership;

•  incur debt and assume liabilities;

•  obtain financing on unfavorable terms;

•  incur amortization expenses related to acquired intangible assets, or incur large write-offs (see Part II, Item 9B, “Other Information,” in this Annual Report on Form 10-K);

•  incur significant expenditures related to office closures of the acquired companies, including costs relating to termination of employees and leasehold improvement charges relating to vacating the acquired companies’ or our premises; and

•  reduce the cash that would otherwise be available to fund operations or to use for other purposes.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates—Many of our software solutions provide data for use by healthcare providers in clinical decision making and creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could be exposed to claims of liability by customers, clinicians or patients against us relating to the use of our software solutions. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from our operations and decrease market acceptance of our software. The allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients, or may not otherwise protect us from liability for damages. Although we maintain product liability insurance coverage, our coverage may not cover a particular claim that may be brought in the future, prove to be adequate or that may not be available in the future on acceptable terms, if at all. A successful claim brought against us, which is uninsured or underinsured, could materially harm our business, results of operations or financial condition.

Beginning in fiscal 2006, under SFAS No. 123(R) we will begin recording compensation expense in connection with the stock options provided to our employees and directors which may have a significant negative impact on future operating results—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS No. 123(R)”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in the consolidated financial statements. The impact of adoption of SFAS No. 123(R) depends on, among other things, levels of share-based payments granted in the future, the market value of our Common Stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility, and employee stock option exercise behaviors and the related tax impact. The expense recorded in future periods may significantly reduce future earnings. For example, in 2006, we expect that the application of SFAS No. 123(R) will reduce our net income by at least $3.4 million. Additionally, as a result of our combination with Cedara Software Corp., a significant number of our option holders are residents of Canada. Although we will incur expense under SFAS No. 123(R) for options held by Canadian residents like those held by U.S. residents, we do not receive a tax benefit with respect to options exercised by Canadian residents such as we receive with respect to options exercised by U. S. residents.

We may not be able to generate sufficient cash from our operations to meet our future operating, financing and capital requirements—At June 30, 2006, our cash and cash equivalents were approximately $60 million. Our uses of cash in 2006 and future periods will depend on a variety of factors such as the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings (see Part I, Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K) and our capital expenditure plans. In the event that we are unable to generate sufficient cash from our operations to meet our short term or long term liquidity needs, we may need to raise additional capital. If we need to raise additional capital, selling additional equity or raising debt from third party sources may raise such capital. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. Furthermore, these financing alternatives may not be available in amounts or on terms acceptable to us.

Our failure to timely provide Lincoln State Bank with annual financial statements for the year ended December 31, 2005 and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006 constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35 million line of credit terminated. We are currently negotiating a new credit agreement with Lincoln State Bank. There can be no assurance that Lincoln State Bank or any other lender will provide us with debt financing, or that any such financing will be provided in amounts or on terms acceptable to us.

We maintain substantial deposits of cash and cash equivalents at a limited number of financial institutions in excess of amounts covered by insurance. If one or more of these financial institutions fail, our financial condition may be adversely affected—Substantially all of our cash and cash equivalents are held at a few financial institutions located in the U. S., Canada and the Netherlands. Deposits held with these banks exceed the amount of insurance, if any, provided on such deposits and, with respect to one such banking institution, we are one of the largest depositors. If one or more of these financial institutions were to fail and we are unable to timely recover the cash and cash equivalents deposited at such institution, it could adversely affect our financial condition.

Healthcare industry consolidation could impose pressure on our software prices, reduce our potential client base and reduce demand for our software—Many hospitals and imaging centers have consolidated to create larger healthcare enterprises with greater market power. If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our software. In addition, when hospitals and imaging centers combine, they often consolidate infrastructure, and acquisition of our customers could erode our revenue base.

The trading price of our Common Stock has been volatile and may fluctuate substantially in the future—The price of our Common Stock has been, and is likely to continue to be, volatile. For example, the closing price of our Common Stock from January 1, 2006 through August 28, 2006 was as high as $27.36 and as low as $6.43. The trading price of our Common Stock may fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•  Our ability to meet or exceed the expectations of analysts or investors;

•  Changes in our own forecasts or earnings estimates by analysts;

•  Perceptions regarding how our operating results presented in accordance with GAAP compare to forecasts of non-GAAP measures for our operating results;

•  Quarter-to-quarter variations in our operating results;

•  Announcements regarding clinical activities or new products by our competitors or us;

•  General conditions in the healthcare IT industry;

•  Governmental regulatory action and healthcare reform measures, including changes in reimbursement rates for imaging procedures;

•  Rumors about our performance or software solutions;

•  Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many software, healthcare and technology companies; and

•  General economic conditions.

In addition, the market for our Common Stock may experience price and volume fluctuations unrelated or disproportionate to our operating performance. As a result, you may not be able to sell shares of our Common Stock at or above the price at which you purchased them.

Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Item 2.        PROPERTIES

Our principal facilities are located in Milwaukee, Wisconsin in an approximately 22,000 square foot office leased through April 2011 at a rate of approximately $300 per year, and in Toronto, Ontario in an approximately 75,000 square foot office leased through December 31, 2009 at a rate of approximately CDN $1.1 million per year. We also have subsidiary or branch locations with leased facilities in Mississauga, Canada; Hudson, Ohio; Burlington, Massachusetts; San Francisco, California; Nuenen, the Netherlands; Paris, France; Tokyo, Japan and Shanghai, China. On June 1, 2006, we signed a letter exercising our right to lease an additional 14,000 square feet at our Milwaukee facility, commencing September 1, 2006 through April 2011.

We actively monitor our real estate needs in light of our current utilization and projected growth. We believe that we can acquire any necessary additional facility capacity on reasonably acceptable terms within a relatively short timeframe. We devote capital resources to facility improvements and expansions as we deem necessary to promote growth and most effectively serve our customers.

Item 3.        LEGAL PROCEEDINGS

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006, against us, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer; one of the suits also names Brian E. Pedlar, former President of Cedara Software Corp. and our former Senior Vice President, who served as our interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. One case has been voluntarily dismissed. The cases arise out of our March 17, 2006 announcement that that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaints seek damages in unspecified amounts. Competing motions for the appointment of lead plaintiff have been filed, but they have not yet been ruled upon by the Court. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint when filed.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden, Mortimore and Veech, all of the current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements and also allege that we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief.

On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC has advised us that this inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. We are cooperating with the SEC.

In March 2006, the patent infringement lawsuit filed by ScheduleQuest, Inc. was dismissed.

We, and our subsidiaries, are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we may be unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock commenced trading on the NASDAQ SmallCap Market on January 29, 1998, under the symbol MRGE. On June 3, 2003, our Common Stock commenced trading on the NASDAQ National Market (now designated the NASDAQ Global Market) (“NASDAQ”). On March 20, 2006, we received a written notification from the staff of the NASDAQ stating that we were not in compliance with NASD Marketplace Rule 4310(c)(14) because we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2005, and that our Common Stock was, therefore, subject to delisting from the NASDAQ. On April 20, 2006, three of our independent directors and one of our officers appeared before a NASDAQ Listing Qualifications Panel to, among other things, request that the panel grant us an extension until June 30, 2006 to regain compliance with the filing requirement. We received a second notification from the staff on May 16, 2006, stating that our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, would serve as an additional basis for delisting our Common Stock. On May 31, 2006, we received written notification from the NASDAQ Listing Qualifications Panel stating that it had determined to continue the listing of our Common Stock on the NASDAQ subject to our filing of this Annual Report on Form 10-K for the year ended December 31, 2005, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and all required restatements by no later than July 7, 2006. When it became clear that we would be unable to file these reports by July 7, 2006, we requested an additional extension until September 30, 2006 to regain compliance with the NASDAQ listing requirements. On July 11, 2006, we received written notification from the NASDAQ Listing Qualifications Panel stating that the Panel determined to continue the listing of our Common Stock subject to our filing of this Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and all required restatements by no later than August 29, 2006. On August 14, 2006, we received a written notification from the Panel stating that our failure to timely file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 would serve as an additional basis for delisting our Common Stock from the NASDAQ Global Market. On August 30, 2006, before the commencement of trading on the NASDAQ Global Market, we filed this Form 10-K and our Form 10-Q for the quarter ended March 31, 2006. We have not yet filed our Form 10-Q for the quarter ended June 30, 2006. We have requested that the Panel grant us an additional extension until September 8, 2006 to regain compliance with the NASDAQ listing requirements by filing our Form 10-Q for the quarter ended June 30, 2006, and expect to file that Form 10-Q by this requested additional extension date. See Part I, Item 1A, “Risk Factors,” to this Annual Report on Form 10-K for a discussion of the risks and effects if we are unable to maintain our listing on the NASDAQ Global Market.

The following table sets forth for the periods indicated, the high and low sale prices of our Common Stock as reported by The Nasdaq Stock Market:

Common Stock Market Prices

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2005
High	$30.05	$20.49	$20.00	$22.90
Low	$16.29	$16.50	$14.90	$17.05
2004
High	$23.54	$17.94	$18.37	$20.10
Low	$16.39	$11.36	$13.16	$12.20

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 236 stockholders of record of Common Stock as of August 22, 2006. As of the same date, we estimate that there were in excess of 4,800 beneficial holders of our Common Stock.

Dividend Policy

We have not paid any cash dividends on our Common Stock since formation. We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any shares of our Common Stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fourth quarter of 2005.

On March 1, 2006, we announced that our Board had authorized us to expand our stock repurchase program to a total of $20 million of our Common Stock, from the prior authorization of $10 million. This repurchase program expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased. Our Board has not made any decision as to if or when a similar program will be implemented.

Item 6.        SELECTED FINANCIAL DATA

We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements and the financial statements and related financial information contained in such reports should no longer be relied upon. See Item 8 “Financial Statements and Supplementary Data” and Item 9A “Controls and Procedures” in Part II of this Annual Report on Form 10-K, and Notes 12 and 13 to the notes to consolidated financial statements, for more information concerning the restatements. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2006, which is being filed contemporaneously with this Form 10-K.

	Year Ended December 31,
	2005(1)	2004(2)	2003(2)	2002(2)	2001
		(As restated)	(As restated)	(As restated
	(in thousands, except for share and per share data)
Statements of Operations Data:
Net sales	$82,601	$26,347	$24,560	$19,147	$15,741
Operating income(3)	4,526	499	3,310	2,782	1,296
Income before income taxes	5,232	968	3,208	2,846	1,358
Income tax expense (benefit)	7,889	(1,222)	(1,226)	79	87
Net income (loss)	(2,657)	2,190	4,434	2,767	1,271
Earnings (loss) per share:
Basic	$(0.11)	$0.17	$0.38	$0.29	$0.17
Diluted	(0.11)	0.16	0.35	0.25	0.15
Weighted average shares outstanding:
Basic	24,696,762	13,013,927	11,566,054	8,840,059	6,178,821
Diluted	24,696,762	13,827,522	12,586,900	10,383,651	7,310,731

	As of December 31,
	2005	2004(2)	2003(2)	2002(2)	2001
		(As restated)	(As restated)	(As restated)
	(in thousands)
Balance Sheet Data:
Working capital	$57,336	$22,785	$18,187	$7,010	$2,628
Total assets(4)	501,673	85,491	66,085	27,481	10,056
Long-term debt obligations	—	—	—	—	159
Shareholders’ equity(4)	443,841	55,623	50,856	20,821	6,169

  (1) Includes the results of Cedara Software Corp. from June 1, 2005, the date of our business combination.

  (2) As disclosed under “Explanatory Note—Restatements of Financial Information” immediately preceding Part I, Item 1 of this Annual Report on Form 10-K, we have restated certain financial data for the years ended December 31, 2004, 2003 and 2002. The effects on net sales related to these restatements were a decrease of $10.7 million, $4.1 million and $1.6 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The net effects on income before income taxes related to these restatements were a decrease of $8.8 million, $3.7 million and $0.9 million, respectively, for the years ended December 31, 2004, 2003 and 2002. The effects on net income for the periods ended December 31, 2004, 2003 and 2002 were a decrease of $5.3 million, $1.8 million and $0.9 million, respectively. Refer to Note 13 of notes to consolidated financial statements for additional information.

  (3) For the years ended December 31, 2005 and 2002, we incurred a charge for acquired in-process research and development of $13.0 million and $0.1 million, respectively.

  (4) As disclosed under “Explanatory Note—Restatements of Financial Information” immediately preceding Part I, Item 1 of this Annual Report on Form 10-K, we have restated certain financial data as of December 31, 2004, 2003 and 2002. The effects on total assets were an increase of $6.5 million, $2.2 million and $0.2 million, as of December 31, 2004, 2003 and 2002, respectively. The effects on shareholders’ equity were a decrease of $7.9 million, $2.7 million and $0.9 million as of December 31, 2004, 2003 and 2002, respectively.

Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions which are intended to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A “Risk Factors” in Part I of this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which is being filed contemporaneously with this Form 10-K.

The financial data in this Annual Report on Form 10-K for the first three quarters of 2005 and for each of the quarters in 2004 has been restated from amounts previously reported to correct accounting errors. A discussion of the restatement for these quarters is provided in Note 12 to the consolidated financial statements contained in this report and under “Restatement of Previously Issued Consolidated Financial Statements” below. Dollars are in thousands unless otherwise noted.

Overview

Operating under the name Merge Healthcare, we develop medical imaging and information management software and deliver related services. We operate three principal sales and business development channels: Direct, which generally sells to the U.S. end-user healthcare market comprised of hospitals, imaging centers and specialty clinics; OEM and International, which primarily sells to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices, and also to the international end user healthcare market; and eCommerce which distributes certain products through the Internet via our website. Our three-channel distribution methodology is unique in our industry. Products and services developed throughout Merge Healthcare are sold via Direct, OEM/VAR and International, and eCommerce channels worldwide. This multiple channel approach was developed to optimize the sales of the products created throughout all of Merge Healthcare, resulting in a large portfolio of solutions that can be sold in the manner that best benefits our customers, and generates both upstream and downstream revenues for us.

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the increasing costs of delivering healthcare services. In the U. S., we are focusing our direct sales efforts on single and multi-site imaging centers that complete more than 10,000 studies per year, small-to-medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services. Millennium Research Group, an international market research firm, recently reported that, in 2005, the U.S. market for RIS and PACS, consisting of RIS and enterprise, radiology, orthopedic and cardiology PACS, was valued at over $1.5 billion; that by 2010 this market will grow to over $3.0 billion, representing a compound annual growth rate of nearly 15%; and that growth for the RIS market is primarily driven by imaging centers and small hospitals, particularly those that do not already have a PACS or RIS and elect for an integrated RIS/PACS solution.

Acquisitions

We have aggressively expanded our product offerings, especially in the past four years, through our acquisitions of eFilm in 2002, RIS Logic in 2003, and more recently through our acquisition of AccuImage in January 2005, and our business combination with Cedara Software Corp. in June 2005. We acquired AccuImage for an aggregate transaction consideration of $6,978 in cash. In the case of the business combination with Cedara Software Corp., each Cedara Software Corp. share was exchanged for either 0.587 Merge common share or 0.587 exchangeable share of our wholly owned subsidiary, Merge Cedara ExchangeCo Limited, and each Cedara Software Corp. option was exchanged for an option to purchase 0.587 Merge common share with the exercise price adjusted by the U. S. dollar/Canadian dollar exchange rate as of June 1, 2005. The aggregate transaction consideration was valued at approximately $386,899. See Note 2 to our consolidated financial statements for more information about our AccuImage and RIS Logic acquisitions, as well as our business combination with Cedara Software Corp. See Part II, Item 9B, “Other Information” for a discussion of the impairment of goodwill associated with our business combination with Cedara Software Corp.

At the time of its acquisition, AccuImage was in the development, marketing and support of software for the advanced visualization, analysis and management of medical imaging data from medical imaging modalities. The capabilities of AccuImage have strengthened our value proposition both to our end-user and OEM/VAR customers. Similarly, at the time of our business combination with Cedara Software Corp., Cedara Software Corp. was unique among medical imaging technology companies in that it had technologies and expertise that spanned all of the major digital imaging modalities including CT, MRI, digital x-ray, mammography, ultrasound, echo-cardiology, angiography, nuclear medicine, PET and fluoroscopy. Our business combination with Cedara Software Corp. substantially increased our market penetration in the OEM/VAR medical imaging market, adding more than 200 customers that utilize Cedara Software Corp. products or services and expanded our direct end-user customer base and technology suite. As a result of the business combination, we now have an extensive imaging product suite to meet the current and emerging needs of OEM and end-user customers in radiology and multiple clinical specialties. We believe that the international presence, strong product and distribution market coverage and financial strength of the combined company will allow us to capitalize on the continued digitization of the healthcare industry.

Our expanded portfolio of technology solutions created by our strategic acquisitions allow us to cross sell existing solutions, and provide more comprehensive solutions to our customers, allowing them to adopt digital imaging technology more easily and inexpensively. In 2005, we also focused our integration efforts on forming sales and service groups with an emphasis on revenue synergies. For example, we introduced OEM clinical applications to the end-user healthcare market and to our RIS, PACS and RIS/PACS customers. In 2005, we also began to cross sell RIS and PACS solutions to existing customers, added sales professionals to our sales force and refined our sales processes and tracking mechanisms to provide real time information to manage our sales efforts.

Restatement of Previously Issued Consolidated Financial Statements

From January 10, 2006 through May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and related revenue recognition, and disclosure practices. The Audit Committee of our Board of Directors took a leadership role in assessing these matters and determining the appropriate corrective action with the assistance of outside counsel. The Audit Committee of our Board of Directors retained the independent national law firm of Sidley Austin LLP and Alvarez & Marsal, a nationally recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley Austin LLP and Alvarez & Marsal conducted a comprehensive investigation of our accounting and financial reporting practices, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and Cedara Software Corp., which we acquired in June 2005. On May 15, 2006, Richard A. Linden, our former President and Chief Executive Officer, submitted his resignation from all positions with us and our subsidiaries, including as an officer, employee and director, and our Board of Directors accepted Mr. Linden’s resignation.

On June 29, 2006, soon after Sidley Austin LLP completed its investigation, Sidley Austin LLP reported its findings to the Audit Committee, and the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Furthermore, the audit reports of KPMG LLP with respect to those financial statements (including the report of KPMG with respect to management’s assessment of and the effectiveness of our internal control over financial reporting) should no longer be relied upon. On June 30, 2006, the Audit Committee presented its recommendations to all of our non-employee directors. On July 2, 2006, our Board of Directors held a meeting at which it accepted the resignations of each of William C. Mortimore, our former interim Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former Senior Vice President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors.

The errors identified in previously issued financial statements are described below.

Revenue Recognition

We determined that we overstated net sales for 2002, 2003, 2004 and the first nine months of 2005 due to the following:

•  Delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected based on express representations we made to our customers or implied representations, made to our customers that arose from our demonstrations of the software products during the sales process. We have deferred such revenue until the delivery of the expected product functionality, the majority of which occurred in the third and fourth quarters of 2005 and the second quarter of 2006.

•  Collectibility was not reasonably assured at the time certain revenue was recognized. Some of our contracts failed to reflect contingencies expressly demanded by the customer. We have not recognized revenue until collectibility became reasonably assured, generally as cash was collected from the respective customer.

•  Recording revenue prior to shipment of the correct products included in a customer’s contract. We have deferred revenue until shipment of the appropriate products occurred.

•  Recording revenue prior to shipment of all software products included in a customer’s contract. Since we did not have vendor specific objective evidence of fair value for the software element of certain of our contracts, we were required to defer all revenue for certain customer orders with partial software product shipment until delivery of all software products occurred.

•  For certain customers’ contracts, we were unable to establish vendor specific objective evidence of fair value of maintenance. We have deferred the related contract value and are recognizing revenue ratably over the related maintenance period.

•  We determined that we failed to reduce net sales attributable to a contract, although we had agreed to provide the customer with $200 in additional software at no additional cost to the customer.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for the quarter ended, and as of, June 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of goods sold related to contracts impacted, deferred revenue (net of the costs of goods), bad debt expense, and the related accounts receivable allowance, accounts receivable and commission expense.

Please refer to Note 13 of our accompanying consolidated financial statements for a discussion of the restatement of certain of our previously reported financial information, and Note 12 for a summary of the impact of the restatement on our previously reported quarterly financial information in 2004 and 2005. Please also refer to Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K for a description of the costs, risks and uncertainties related to the investigation and restatement.

We, by means of this Annual Report on Form 10-K, have restated our previously issued consolidated financial statements and financial information for each of the fiscal years ended December 31, 2004 and 2003, including unaudited interim quarterly financial statements and financial information for each of the quarters of 2004 and unaudited interim financial statements and financial information for each of the first three quarters of 2005. This filing also includes revised financial data for fiscal years ended December 31, 2002 and 2001 on an unaudited basis. We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any of the affected periods. The information that has been previously filed or otherwise reported for these periods is superseded by the information contained in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Other Recent Developments

During 2005, we focused on the following key initiatives: expanding our OEM and International channels; expanding our business development and sales distribution capabilities; expanding our RIS/PACS product features and market share; implementing strategies to enhance and strengthen the relationship with our customers, employees and shareholders, and forming strategic relationships to expand our products and services in line with emerging medical imaging market trends.

We also focused our operational efforts on implementing an integration plan to yield revenue, product and operational synergies. We progressed with our next generation integrated RIS/PACS, utilizing its advanced features to enhance our value proposition to our customers. We focused on a web-based distribution solution to extend our RIS/PACS offering to referring physicians, strengthening our financial foundation, enhancing our sales and distribution channels, and leveraging the strength of our product brands. We also made steady progress in strengthening our reputation as a leading medical imaging workflow solution provider. We marketed and cross sold bundled products from across all of our combined product lines.

We continued to expand our OEM and International channel in 2005 by offering an expanded portfolio of medical imaging technologies, development platforms and products, accomplished through our business combination with Cedara Software Corp., including new clinical applications such as: Cedara I-Conference™ and Cedara PET/CT Workstation™; Cedara I-Response™ designed to assist physicians in cancer research and treatment; the MergeCOM-3™ Advanced Integrator’s Native Java Tool Kit Version 3.0 utilized by OEM customers in the development of medical imaging software that requires DICOM conformance; and, Cedara B-CAD, the first CAD solution for breast ultrasound. Cedara B-CAD is currently being offered through Eastman Kodak Company to its customers worldwide as part of an integrated solution with their KODAK CARESTREAM Mammography Workstation. Our portfolio of technologies is more fully described in Part I, Item 1, “Business,” in this Annual Report on Form 10-K.

Through our OEM and International channel (“Cedara”), we entered into several strategic partnerships and ventures in new markets. In 2005, we announced a strategic partnership with i-Dent Imaging Inc. (“I-Dent”), pursuant to which we acquired an equity stake in i-Dent, received exclusive global rights for distribution of i-Dent’s dental implant technology and agreed to work with i-Dent to develop products. We also entered into a strategic partnership with a veterinary radiology company, Eklin Medical Systems Inc. (“Elkin”), pursuant to which we became a 10% equity stakeholder in Eklin, and Eklin became a strategic partner to distribute our eFilm Workstation™ and FUSION PACS™, and medical image and information management solutions. We and Eklin further agreed to exclusively co-market and co-brand our medical software solutions and to collaborate on new products for medical image and data management for the veterinary market. We also continued to deploy resources and build strategic relationships in several new markets including workflow and electronic medical records, cardiology, pathology and pharmaceutical and life sciences.

In 2005, we expanded our end-user business development and sales distribution capabilities to broaden our coverage of the North American healthcare market and to develop long-term relationships with national imaging center chains, including three of the Top Ten Medical Imaging Chains as recently acknowledged by Medical Imaging magazine. Our ability to understand the intricacies of business and clinical workflow within our end-user target market, especially imaging centers, has enabled us to expand our relationship with regional and national imaging center chains such as InSight Health, CDI and Regional Diagnostic, and helped us win an important new RIS/PACS software and service contract with Radiologix. In 2005, we also continued to implement end-user sales initiatives, including targeted sales and marketing activities designed to achieve broader geographic coverage, expanded presence in other healthcare vertical markets and expanded product purchases by current customers.

We expanded our U.S healthcare RIS, PACS, RIS/PACS and Clinical Applications customer base to nearly 1,000 organizations, including over 700 end-user customers and over 275 OEM/VAR customers. Use of our eFilm Workstation™ desktop medical imaging software increased substantially during the year, delivering strong software licensing revenues and exposing eFilm Workstation™ to over 60,000 clinicians and healthcare professionals worldwide. This eCommerce marketing and software distribution strategy continues to be a strong source of FUSION RIS/PACS™ sales leads and is intended to serve as a platform for distribution of our new advanced visualization and clinical applications.

In 2006, we have continued to develop products and services that enhance the value of our RIS/PACS foundation beyond radiology, creating clinical applications for use by the increasing number of specialists that utilize diagnostic imaging in their practices, and developing products to launch into new markets. We anticipate accelerating product innovation in partnership with our OEM customers and leveraging those relationships to strategically innovate our end-user products more rapidly to meet future customer needs.

In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall reimbursement rates for physician and outpatient services, including diagnostic imaging services. On February 8, 2006, the President signed into law the DRA, which provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the HOPPS schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the CMS. In

November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. Under current methodology, Medicare pays 100% of the technical component of each procedure. CMS will phase in this rate reduction over two years, so that the reduction will be 25% for each additional imaging procedure in 2006 and another 25% in 2007. We believe that the implementation of the reimbursement reductions contained in the DRA will adversely impact our end-user customers’ revenues, and may cause some of our existing or new customers to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

We continue to face significant business challenges that stem from the uncertainty created by changes in our senior management, announcements regarding our inability to meet requirements of the NASDAQ Global Market for continued listing, an informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge Healthcare and Cedara Software Corp. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. See Part II, Item 9B, “Other Information” for a discussion of the impairment of goodwill associated with our business combination with Cedara Software Corp. In addition, since our business combination with Cedara Software Corp., we may not have devoted adequate resources to the development and acquisition of additional products. See Part I, Item 1A, “Risk Factors,” and Part I, Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K for more detailed discussion regarding these matters.

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of software and other sales, net of estimated product returns, and professional services and maintenance. Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers. Service and maintenance consists of installation and engineering services, training, consulting, and software maintenance and support.

Cost of Sales

Cost of sales consists of purchased components, third party royalties, costs to service and support our customers, and amortization of purchased and developed software. The cost of software and other includes purchased components and third party royalties included in software and hardware sales to our customers. The cost of services and maintenance includes headcount and related costs incurred in our performance of installation and engineering services, training, consulting, and software maintenance and support. Purchased and developed software is amortized over its estimated useful life. Each quarter we test our purchased and developed software for impairment by comparing its fair value (estimated using future cash flows discounted at our cost of capital) to the carrying value of the software. If the carrying value of the software exceeds its fair value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and discounted cash flows.

Selling and Marketing Expense

Selling and marketing expense includes the costs of sales and marketing departments, commissions and costs associated with trade shows.

Research and Development Expense

Research and development expense consists of expenses incurred for the development of our proprietary technologies, included in Part I, Item 1, “Business” in this Annual Report on Form 10-K. The costs reflected in this category are reduced by software development capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The amortization of capitalized software development costs is included in cost of sales.

General and Administrative Expense

General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expenses and general corporate matters.

Acquired In-Process Research and Development

In connection with our acquisition of Cedara Software Corp. in 2005 (see “Acquisitions” above), we incurred a charge for acquired in-process research and development.

The value we assigned to acquired in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. At the date of the business combination, Cedara Software Corp. had in-process projects meeting this definition associated with the Cedara next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

The estimated fair value of the Cedara Software Corp. projects was determined by using the excess earnings approach. Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 20% discount rate, which was calculated using an industry beta and capital structure.

Restructuring and Other Expenses

In 2005, we incurred restructuring and other expenses consisting of the impairment of a non-cancelable building lease, which we ceased using during 2005 as we combined two of our offices located in the same geographic region, severance to involuntarily terminated employees as we combined the historic Merge and Cedara Software Corp. businesses, and option acceleration expense related to such employees. We did not incur restructuring and other expenses in 2004 or 2003.

Depreciation and Amortization

Depreciation and amortization is assessed on capital equipment, leasehold improvements and intangible assets with estimable useful lives. The amortization of capitalized software and acquired technology, which is a component of cost of sales, is excluded.

Other Income, Expense

Other income, expense is comprised of interest income earned on cash and cash equivalent balances, interest expense incurred from borrowings and foreign exchange gains or losses on foreign currency payables at Cedara Software Corp. and on foreign currency payables and receivables at our Nuenen, The Netherlands branch.

Critical Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates, judgments, and assumptions made by management during their preparation. We base our estimates and judgments on our experience, our current knowledge (including terms of existing contracts), our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and intangible asset valuation, loss contingencies and income taxes.

Revenue Recognition

We derive revenues primarily from the licensing and sublicensing of software, sales of hardware and related ancillary products, installation, engineering services, training, consulting, and software maintenance and support. Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts. These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, or Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and if so, the relative fair value that should be allocated to each of the elements as well as when to recognize revenue for each element.

For software arrangements, we recognize revenue in accordance with SOP No. 97-2. This generally requires revenue recognized on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9). Under the residual method, revenue is recognized in a multiple element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. For sales transactions where the software is incidental, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00-21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which may be stated in the contract, or for certain customer groups using the bell-shaped curve approach. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the related maintenance period.

Revenue from sublicenses sold on an individual basis and software licenses are recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We must exercise our judgment when we assess the probability of collection and the current creditworthiness of each customer. If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract. In addition, in certain transactions we may negotiate that the customer provides common stock ownership in consideration as part of the sale. We generally do not request collateral from customers.

Revenue from software usage sublicenses sold through annual contracts and software maintenance and support is deferred and recognized ratably over the contract period. Revenue from installation, engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of RIS and from RIS/PACS solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage-of-completion method, as prescribed by SOP No. 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management’s best estimate of the total amount of time it will take to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method. At times, we have had difficulty accurately estimating the number of days required to complete the consulting and installation services and, accordingly, accurately estimating the percentages of completion.

Our OEM software products are typically fully functional upon delivery and do not require significant modification or alteration. Fees for services to OEM customers are billed separately from licenses of our software products. We provide engineering services to our OEM customers under time-and-material or fixed-price contracts that are generally longer than one year in duration. Under engineering service contracts where the services are performed and costs incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed. This method is expected to result in reasonably consistent profit margins over the contract term. For certain fixed-price contracts, we use percentage-of-completion accounting.

For contracts accounted for under SAB No. 104, we generally invoice the customer for the final 10% of the contract value of the products delivered upon completion of hardware installation and acceptance by the customer. As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.

Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential returns only.

Deferred revenue is comprised of deferrals for license fees, support and maintenance, and other services. Long-term deferred revenue represents license fees, support and maintenance, and other services to be earned or provided beginning in periods on or after January 1, 2007. See Note 13 of notes to consolidated financial statements for discussion of revenue recognition matters that have lead to significant deferred revenue balances at December 31, 2005 and 2004.

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.

Allowance for Doubtful Accounts

Based upon past experience and judgment, we establish an allowance for doubtful accounts with respect to our accounts receivable. We determine collection risk and record allowances for bad debts based on the aging of accounts and past transaction history with customers. We monitor our collections and write-off experience to assess whether adjustments to our allowance estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our receivables, or modifications to our credit standards, collection practices, or other related policies may impact our estimate of our allowance for doubtful accounts and our financial results.

Software Capitalization

Software capitalization commences when management determines that projects have achieved technological feasibility, unless the costs expected to be incurred after achieving technological feasibility until general release are immaterial. Management’s determination that a project has achieved technological feasibility does not ensure that the project can be commercially salable. Amounts capitalized include direct labor and estimates of overhead attributable to the projects. The useful lives of capitalized software projects are assigned by management, based upon the expected life of the software. Management also estimates the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If we determine in the future that the value of capitalized software cannot be recovered, a write down of the value of the capitalized software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write down of the value of the asset or a shorter amortization period may be required.

Other Long-Lived Assets

Other long-lived assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets recovery. If the actual useful life of a long-lived asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets or a shorter depreciation or amortization period may be required, generally determined by a discounted cash flow analysis.

Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted SFAS No. 142, which requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows. Identification of, and assignment of assets and liabilities to, a reporting unit require management judgment and estimates. In addition, future cash flows are based upon management’s assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount. See Part II, Item 9B, “Other Information” for a discussion of the impairment of goodwill associated with our business combination with Cedara Software Corp.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The provision for income taxes is determined using the asset and liability approach for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. A current liability is recognized for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that valuation allowance will be recorded as an adjustment to goodwill.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We are subject to income taxes in the U. S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for the all positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for tax contingencies is provided for, when necessary, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. These tax contingencies accruals are reviewed quarterly and reverse upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in the tax contingency accrual. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities. Due to the complexity involved, we are not able to estimate the range of possible losses in excess of amounts recorded.

In the calculation of our quarterly provision for income taxes, we use an annual effective rate based on expected annual income and statutory tax rates. The tax (or benefit) applicable to signficant unused or infrequently occurring items, discontinued operations or extraordinary items are separately recognized in the income tax provision in the quarter in which they occur.

Guarantees

Effective January 1, 2003, we adopted FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

Under our software license, services and maintenance agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made. However, we, Richard A. Linden, our former President and Chief Executive Officer and Scott T. Veech, our former Chief Financial Officer, are defendants in several lawsuits relating to our accounting and financial disclosure; one of these suits also names Brian E. Pedlar, former President of Cedara Software Corp. and former Senior Vice President of Merge Healthcare, who served as interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. These lawsuits and other legal matters in which we have become involved, including our receipt of a shareholder demand for derivative action, are described in Note 8 of notes to consolidated financial statements. We may be required to indemnify these individuals and advance them for their expenses in connection with such matters and therefore, may be required to accrue for such guarantees in future periods.

Loss Contingencies

We may, in the future, accrue for costs associated with certain contingencies, including, but not limited to settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Part I, Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K for a discussion of matters for which we may be required, in the future, to accrue costs.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, to be effective for interim or annual periods beginning after September 15, 2005. On April 14, 2005, the SEC amended the compliance dates to require SFAS No. 123(R) to be effective for fiscal years beginning after September 15, 2005. SFAS No. 123(R) revises SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations. The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates. We have adopted the new standard, as of January 1, 2006, using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. The adoption of SFAS No. 123(R) will result in additional expense being recorded beginning in 2006 related to our share-based employee compensation programs. We expect the adoption of SFAS No. 123(R) will have a material impact on our results of operations (see Note 1(u) to notes to consolidated financial statements).

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

In June 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made occurring in fiscal years beginning after May 31, 2005.

Results of Operations

(in thousands, except for share and per share data)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The results of operations for the year ended December 31, 2005 include those of AccuImage and Cedara Software Corp. since the date of each respective acquisition. The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Twelve Months Ended
	December 31,
	2005	2004
		(As restated)
Net sales	100%	100%
Cost of sales	31	41
Gross margin	69	59
Operating costs and expenses:
Sales and marketing	17	27
Product research and development	12	8
General and administrative	14	18
Acquired in-process research and development	16	—
Restructuring and other expenses	1	—
Depreciation and amortization	4	4
Total operating costs and expenses	64	57
Operating income	5	2
Total other income, net	1	2
Income before income taxes	6	4
Income tax expense (benefit)	9	(4)
Net income (loss)	(3)%	8%

Net Sales

The following table sets forth net sales component data for the twelve months ended December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004	% Change
		(As restated)
Software and other	$60,120	$17,444	245%
As a percentage of total net sales	73%	66%
Service and maintenance	$22,481	$8,903	153%
As a percentage of total net sales	27%	34%
Total net sales	$82,601	$26,347	214%

Software and other sales for 2005 was $60,120, an increase of $42,676, or 245%, from net software and other sales of $17,444 for 2004. This increase was primarily attributable to revenue recognized as a result of the inclusion of sales to Cedara OEM and end-user customers since the date of the business combination with Cedara Software Corp. As a result of this business combination, we have been able to offer an extensive imaging product suite that has allowed us to meet the current and emerging needs of OEM and end-user customers in radiology and multiple clinical specialties.

Sales from service and maintenance for 2005 were $22,481, an increase of $13,578, or 153%, from 2004 net sales of $8,903. This increase in sales from services and maintenance was primarily attributable to services performed in connection with Cedara OEM and end-user customers, while the rest of the increase was primarily attributable to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.

Of our net sales in the twelve months ended December 31, 2005, approximately 16% and 10%, respectively, were attributable to two customers, Toshiba Medical Systems Corporation and Hitachi Medical Corporation. We anticipate that we may sign large customer contracts that may or may not have an immediate impact to our net sales. The impact to net sales in any period will depend on a number of factors, most notably whether or not we have met all the criteria for software revenue recognition and have established VSOE of fair value for the undelivered contract elements.

The following factors also affected our net sales for 2005 and 2004:

•  We deferred approximately $1,800 and $10,700 for 2005 and 2004, respectively, due to current year and prior years’ contracts, for which the software product sold did not meet functionality we believe was expected by the customer and as to which revenue was therefore deferred into future periods.

•  Net sales were reduced by approximately $1,000 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•  Net sales for 2005 were reduced by approximately $900 for 2005 due to contracts in which we did not deliver all contract software products.

•  Net sales were reduced by approximately $300 for 2005 due to contracts for which we did not have vendor specific objective evidence of fair value of maintenance.

We believe that the aggregate amount of total net sales that is recognized in the statement of operations and the net change in the deferred revenue accounts (current and long-term) on the balance sheet, could be useful indicators of the approximate value of new contracts during the period. Certain contracts, and portions of other contracts, may not be recorded as revenue or deferred revenue due to the timing in which we can invoice our customers as well as revenue recognition guidelines, including, but not limited to, our determination of when contract collectibility is reasonably assured. The following table sets forth such data for the twelve months ended December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004
		(As restated)
Net sales	$82,601	$26,347
Net increase in deferred revenue	$10,134	$13,742

Cost of Sales

The following table sets forth cost of sales data:

	December 31,
	2005	2004	% Change
		(As restated)
Software and other	$6,921	$2,302	201%
Service and maintenance	11,106	6,108	82%
Amortization	7,740	2,492	211%
Total cost of sales	$25,767	$10,902	136%

The cost of software and other for 2005 was $6,921, an increase of $4,619, or 201%, from the cost of software and other for 2004 of $2,302. Approximately $3,100 or 112%, of this increase was attributable to costs incurred as a result of the inclusion of sales to Cedara OEM and end-user customers since the date of the business combination with Cedara Software Corp. As a percentage of net software and other sales, the cost of software and other for 2005 was 12%, compared to 13% for 2004. This decrease was attributable to revenue recognized as a result of the inclusion of sales to Cedara OEM customers, which generally do not include any component costs.

The cost of services and maintenance for 2005 was $11,106, an increase of $4,998, or 82%, from the cost of services and maintenance for 2004 of $6,108. Approximately $4,228, or 85% of this increase was the result of the inclusion of costs associated with Cedara’s OEM and end-user customer custom engineering, installation, engineering, training and consulting services, and maintenance and support departments. As a percentage of net service and maintenance sales, the cost of services and maintenance for 2005 was 49%, compared to 69% for 2004. The costs to provide all services to our customers were recognized as a period cost. The unusually high percentage for 2004 was attributed to our deferral of service revenue related to sales of certain software products to end-user customers that did not meet the functionality that we believe was expected by the customer.

Amortization of purchased and developed software was $7,740 for 2005, an increase of $5,248, or 211%, from amortization of $2,492 for 2004. This increase was attributable to the impairment of certain of our capitalized software projects of approximately $3,547, attributed to overlapping technologies due to the Cedara Software Corp. transaction, as well as the amortization of seven months of acquired technology associated with the Cedara Software Corp. transaction. As a percentage of total net sales, amortization of purchased and developed software was 9% of total net sales in 2005 and 2004.

Gross Margin

Gross margin was $56,834 for 2005, an increase of $41,389, or 268%, from $15,445 for 2004. As a percentage of net sales, gross margin increased to 69% of net sales for 2005 compared to 59% for 2004. The increase in gross margin as a percentage of sales was primarily due to the greater percentage of software-only sales in the twelve months ended December 31, 2005 as a result of the inclusion of OEM and international customer sales. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The relatively low percentage for 2004 was primarily attributed to our deferral of service net sales, in addition to the software and other net sales, related to sales of certain software products to end-user customers that did not meet the functionality that we believe was expected by the customer, sales in which we did not ship all software products, and sales where collectibility was not reasonably assured. The costs to provide all services to our customers were recognized as a period cost.

Sales and Marketing

Sales and marketing expense for 2005 was $13,647, an increase of $6,641, or 95%, from $7,006 for 2004, as a result of expenses incurred by the historic Cedara Software Corp. business. Sales and marketing expense for 2005 as a percentage of sales decreased to 17% compared to 27% for 2004. The relatively high percentage for 2004 was attributed to our deferral of revenue related to sales of certain software products to end-user customers that did not meet the functionality that we believe was expected by the customer.

Product Research and Development

Research and development expense for 2005 was $9,914, an increase of $7,947, or 404%, from $1,967 for 2004. As a percentage of net sales, research and development expense increased 4% from 8% for 2004 to 12% for 2005. The majority of these increases were the result of the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department due to the importance of innovating software technologies in our OEM business. Capitalization of software development costs increased $142, or 4%, to $3,621 for 2005, from $3,479 for 2004.

General and Administrative

General and administrative expense for 2005 was $11,622, an increase of $6,802, or 141%, from $4,820 for 2004. The $6,802 increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and direct sales operations since the acquisition of $3,825, increased net bad debt charges during 2005 of $723 compared to $147 in 2004, and legal and accounting fees incurred subsequent to the business combination with Cedara Software Corp. General and administrative expense as a percentage of net sales decreased slightly to 14% for 2005, compared to 18% for 2004. As described in the section above captioned “Restatement of Previously Issued Consolidated Financial Statements,” certain of our previously issued financial statements have been restated. We have incurred, and continue to incur, substantial additional costs related to the completion of our 2005 audit and the reviews of restated periods that will be expensed in the first, second and third quarters of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with the lawsuits and regulatory matters described in Part I, Item 3, “Legal Proceedings,” to this Annual Report on Form 10-K.

Acquired In-Process Research and Development

We estimated the fair value of the Cedara Software Corp. projects acquired in June 2005 to be $13,046, based on the work performed by independent valuation specialists, and recorded an expense in the consolidated statements of operations for the year ended December 31, 2005.

Restructuring and Other Expenses

We incurred $530 of restructuring and other expenses in the twelve months ended December 31, 2005, consisting of the lease exit costs associated with a non-cancelable building lease of approximately $175 which we ceased using during 2005 as we combined two of our offices located in the same geographic region, severance to involuntarily terminated employees of $263 and option acceleration expense of $92 related to such employees, based on the intrinsic value of options at the time of termination. We did not incur restructuring and other expenses in 2004. In August 2006, we settled our outstanding lease obligations with the landlord for $175.

Depreciation and Amortization

Depreciation and amortization expense for 2005 was $3,549, an increase of $2,396, or 208%, from $1,153 for 2004. Depreciation and amortization expense as a percentage was 4% in 2005 and 2004. These increases were primarily due to the $610 impairment of certain customer relationships as the result of triggering events that occurred in 2005 and amortization of customer contracts associated with the Cedara Software Corp. transaction.

Other Income, Expense

Our interest income was $1,061 in 2005, compared to $344 in 2004, while interest expense increased to $38 in 2005, compared to $21 in 2004. The interest income was directly attributable to our increased cash and cash equivalent balance, and increased interest rates on our cash balances in 2005 compared to 2004. Other expense, net, was $317 in 2005 compared to other income, net, of $146 in 2004. Net other expense for 2005 was primarily attributable to foreign exchange losses on foreign currency payables at Cedara Software Corp., where the functional currency is the U. S. Dollar. Net other income for 2004 was primarily attributable to the recovery from an insurance claim that was filed in 2003 for business interruption. As a percentage of net sales, total net other income decreased slightly to 1% for 2005 compared to 2% for 2004.

Income Taxes

We recorded income tax expense of $7,889 for 2005, an increase of $9,111, or 746%, from the benefit of $1,222 recorded for 2004. As a percentage of net sales, income tax increased to 10% expense, from a 5% benefit in 2004.

Our effective tax rate for 2005 was approximately 151%. Our effective tax rate differed from the statutory rate primarily due to the in-process research and development cost which is not deductible for income tax purposes and a $1,308 accrual associated with transaction-related legal restructuring during 2005. Excluding these two items, our 2005 effective tax rate would have been approximately 36%.

Our effective tax rate for 2004 was approximately 126%. Our effective tax rate differed from the statutory rate primarily due to an extraterritorial income tax benefit and research and experimentation credit.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

On July 17, 2003 we acquired RIS Logic. The results of operations for 2003 include those of RIS Logic since the date of acquisition. The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Twelve Months Ended December 31,
	2004	2003
	(As restated)	(As restated)
Net sales	100%	100%
Cost of sales	41	33
Gross margin	59	67
Operating costs and expenses:
Sales and marketing	27	27
Product research and development	8	8
General and administrative	18	15
Depreciation and amortization	4	4
Total operating costs and expenses	57	54
Operating income	2	13
Total other income, net	2	—
Income before income taxes	4	13
Income tax expense (benefit)	(4)	(5)
Net income	8%	18%

Net Sales

The following table sets forth net sales component data for the twelve months ended December 31, 2004 and December 31, 2003:

	December 31,
	2004	2003	% Change
	(As restated)	(As restated)
Software and other	$17,444	$17,532	(1)%
As a percentage of total net sales	66%	71%
Service and maintenance	$8,903	$7,028	27%
As a percentage of total net sales	34%	29%
Total net sales	$26,347	$24,560	7%

Software and other sales for 2004 was $17,444, a decrease of $88, or 1%, from software and other sales of $17,532 for 2003. Software and other sales remained relatively consistent due to the deferral of certain sales in which we did not deliver software products to end-user customers that did not meet the functionality that we believe was expected by the customer.

Sales from service and maintenance for 2004 was $8,903, an increase of $1,875, or 27%, from 2003 net sales of $7,028. The growth of sales from the professional services group was attributed to a continued increase in the number of service contracts for customer sales in the current year and prior years pursuant to which we delivered the software product functionality contracted by the customer.

Net sales decreased by approximately $10.1 million and $3.8 million, respectively, of net sales from current year and prior years’ contracts for 2004 and 2003, for which the software products sold did not meet functionality we believe was expected of customer and was therefore deferred into future periods.

We believe that the aggregate amount of total net sales that is recognized in the statement of operations and the net change in the deferred revenue accounts on the balance sheet, could be useful indicators of the approximate value of new contracts during the period. Certain contracts, and portions of other contracts, may not be recorded as revenue or deferred revenue due to the timing in which we can invoice our customers as well as revenue recognition guidelines, including, but not limited to, our determination of when contract collectibility is probable. The following table sets forth such data for the twelve months ended December 31, 2004 and December 31, 2003:

	December 31,
	2004	2003
	(As restated)	(As restated)
Revenue	$26,347	$24,560
Net increase in deferred revenue	$13,742	$7,836

Cost of Sales

The following table sets forth cost of sales data for the twelve months ended December 31, 2004 and December 31, 2003:

	December 31,
	2004	2003	% Change
	(As restated)	(As restated)
Software and other	$2,302	$2,867	(20)%
Service and maintenance	6,108	3,530	73%
Amortization	2,492	1,771	41%
Total cost of sales	$10,902	$8,168	33%

The cost of software and other for 2004 was $2,302, a decrease of $565 or 20% from the cost of software and other for 2003 of $2,867. This decrease was attributable to deferral of recognition of the purchased components that were included in FUSION RIS/PACS™ sales, and to FUSION PACS™ only sales during 2004 related to contracts with deferred revenue attributed to the delay in delivery of software functionality. As a percentage of net software and other sales, the cost of purchased components for 2004 was 13%, compared to 16% for 2003. We deferred software and other costs in 2004 and 2003 related to sales of certain software products to end-user customers that did not meet the functionality that we believe was expected by the customer. This cost will be recognized in the period when the delivery of the expected product functionality occurs.

The cost of professional services and maintenance was $6,108 for 2004, an increase of $2,578, or 73%, from $3,530 for 2003. As a percentage of net service and maintenance sales, the cost of professional services and maintenance for 2004 was 69%, compared to 50% for 2003. The costs to provide all services to our customers were recognized as a period cost. The relatively high percentage for 2004 was attributed to our deferral of service revenue related to sales of certain software products to end-user customers that did not meet the functionality that we believe was expected by the customer. This service and maintenance revenue will be recognized when the delivery of the expected product functionality occurs. Cost of professional services for the twelve months ended December 31, 2003 include only associated costs of RIS Logic operations since the acquisition date.

Amortization of purchased and developed software was $2,492, an increase of $721, or 41%, from $1,771 for 2003. As a percentage of total net sales, amortization of purchased and developed software for 2004 was 9%, compared to 7% for 2003. The increase in 2004 was a result of the commencement of amortization on software available for general release throughout 2004 as well as the amortization of RIS Logic-related acquired technology since the acquisition date.

Gross Margin

Gross margin was $15,445 in 2004, a decrease of $947, or 6%, from $16,392 for 2003. As a percentage of total net sales, gross margin decreased to 59% of net sales in 2004 compared to 67% for 2003. The relatively low percentage for 2004 was attributed to our deferral of service revenue, in addition to the software and other revenue, related to sales of certain software products to end-user customers that did not meet the functionality that we believe was expected by the customer. The costs to provide all services to our customers were recognized as a period cost.

Sales and Marketing

Sales and marketing expense for 2004 was $7,006, an increase of $463, or 7%, from $6,543 for 2003. The increase was the result of our objective to increase our investment in sales and marketing activities, particularly for sales team efforts in connection with sales made directly to healthcare facilities and imaging centers and an increased presence at our industry’s largest tradeshow, RSNA, in late November 2004. As a percentage of net sales, sales and marketing expense for 2004 and 2003 was 27%.

Product Research and Development

Research and development expense for 2004 was $1,967, a decrease of $96, or 5%, from $2,063 for 2003. Research and development expense as a percentage of net sales was 8% in 2004 and 2003. Capitalization of software development costs increased $805, or 30%, to $3,479 in 2004, from $2,674 in 2003, as a result of our continued development of FUSION™ application modules and further integration of our FUSION RIS/PACS™ technologies during 2004. The decrease as a percentage of sales was attributable to our quality assurance efforts, which allowed us to spend a greater percentage of time on capitalizable projects.

General and Administrative

General and administrative expense for 2004 was $4,820, an increase of $1,192, or 33%, from $3,628 for 2003. As a percentage of net sales, general and administrative expense for 2004 was 18%, compared to 15% for 2003. The increase was primarily attributable to increased costs associated with our efforts to comply with the Sarbanes-Oxley Act of 2002, and to building infrastructure to support our growth.

Depreciation and Amortization

Depreciation and amortization expense for 2004 was $1,153, an increase of $305, or 36%, from $848 for 2003 as a result of fixed assets acquired from the RIS Logic acquisition being depreciated for an entire twelve months in 2004. Depreciation and amortization expense as a percentage of net sales was 4% in 2004 and 2003.

Other Income, Expense

Our interest expense increased slightly to $21 in 2004 compared to $18 in 2003, while interest income was $344 in 2004 compared to $100 in 2003. The increase in interest income was directly attributable to our increased cash and cash equivalent balances throughout 2004 compared to 2003. Net other income was $146 in 2004 compared to net other expense of $184 in 2003. The increase in net other income for 2004 was attributable to the recovery from an insurance claim filed in 2003 for business interruption and to unrealized foreign exchange gains on Euro-denominated cash held in our Netherlands branch, where the functional currency is the U. S. Dollar. Net other expense for 2003 was primarily attributable to unrealized foreign exchange losses on U. S. Dollar receivables and cash held in our Canadian subsidiary, where the functional currency was the Canadian dollar until June 2005.

Income Taxes

We recorded income tax benefit of $1,222 for 2004, a decrease of $4 from the benefit of $1,226 recorded from 2003. As a percentage of sales, income tax benefit for 2004 was 4%, compared to 5% for 2003.

Our effective tax rate for 2004 was approximately 126%. Our effective tax rate differed from the statutory rate primarily due to an extraterritorial income tax benefit and research and experimentation credit.

Our effective tax rate for 2003 was approximately (38)%. Our effective tax rate differed from the statutory rate primarily due to us benefiting from the reversal of the asset valuation allowance established against our net deferred tax asset (net operating loss carryforwards and research credits) recorded prior to 2003. Excluding this item, the 2003 effective tax rate would have been approximately 42%.

Liquidity and Capital Resources

(in thousands, except for share data)

Our cash and cash equivalents were $64,278 at December 31, 2005, an increase of $36,211 from our balance of $28,067 at December 31, 2004. In addition, our working capital, defined as the amount of our current assets that exceed our current liabilities, was $57,336 at December 31, 2005, an increase of $34,551 from our working capital of $22,785 million at December 31, 2004. At June 30, 2006, our cash and cash equivalents were $60,689.

Operating Cash Flows

Cash provided by operating activities was $23,602 in 2005, an increase of $9,690, or 70%, from $13,912 in 2004. Our positive operating cash flow in 2005 was due primarily to charges reflected in our statement of operations that do not require cash outlay, such as stock compensation expense, provision for doubtful accounts, depreciation, amortization, in-process research and development costs and deferred income taxes totaling $33,410 and an increase in deferred revenue of $6,973, offset in part by a net loss of $2,657, an increase in accounts receivable of $5,421, a decrease of accounts payable of $3,474 and a net decrease in other assets of $5,117. The increase in accounts receivable was primarily attributable to increased sales as a result of the business combination with Cedara Software Corp. The decrease in accounts payable was primarily attributable to payment of liabilities assumed as part of the business combination with Cedara Software Corp.

Although we recorded income tax expense in 2005, the cash flow impact is expected to be less than the income tax expense in the next two years, due to tax benefits associated with utilizing net operating losses, tax credits (including losses and credits acquired in the Cedara Software Corp. transaction) and tax deductions associated with certain stock option exercises or disqualifying dispositions of Common Stock.

As described in the section above captioned “Overview—Restatement of Previously Issued Consolidated Financial Statements,” the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon and required restatement. We have incurred approximately $4.3 million in costs through June 30, 2006 related to the completion of our 2005 audit and the reviews of restated quarterly periods, and continue to incur, substantial additional costs that will be expensed in the third quarter of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with the lawsuits and regulatory matters described in Part I, Item 3, “Legal Proceedings,” to this Annual Report on Form 10-K. These cash payments will adversely affect our operating cash flows in 2006 and beyond.

Investing Cash Flows

Cash provided by investing activities was $3,027 in 2005, due primarily to cash acquired in acquisitions, net of cash paid, of $9,644, offset by capitalized software development costs of $3,621 and purchases of capital equipment of $2,996. We expect to continue to invest in software development projects in our effort to continue to increase sales. As part of the business combination with Cedara Software Corp., we acquired $21,639 of cash. This amount was in part offset by net cash paid in the AccuImage acquisition of $6,785 and transaction costs related to the Cedara Software Corp. transaction of $5,210 incurred by us and paid as of December 31, 2005.

Financing Cash Flows

Cash provided by financing activities was $9,572 in 2005. We received net proceeds of $9,508 from employee and director stock option exercises and $64 from purchases of Common Stock under our employee stock purchase plan.

Share Repurchase Program

On March 1, 2006, we announced that our Board had authorized us to expand our stock repurchase program to a total of $20 million of our Common Stock, from the prior authorization of $10 million. This repurchase program expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased. Our Board has not made any decision as to if or when a similar program will be implemented.

Contractual Obligations

Total outstanding commitments at December 31, 2005, were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$8,017	$2,201	$3,885	$1,781	$150

In April 2005, we moved to our new headquarters in Milwaukee, Wisconsin, which has approximately 22,000 square feet and is leased through April 2011. In connection with the business combination with Cedara Software Corp., we assumed lease obligations associated with a leased facility in Mississauga, Ontario, Canada, which has approximately 60,000 square feet and is leased through December 2009, and a leased facility in Burlington, Massachusetts, which has approximately 24,000 square feet and is leased through October 2008. The contractual obligations table above reflects amounts due under all leases, including the new lease in Milwaukee and leases acquired from the business combination with Cedara Software Corp. On June 1, 2006, we signed a letter exercising our right to lease an additional 14,000 square feet at our Milwaukee facility, commencing September 1, 2006 through April 2011. In August 2006, we settled our outstanding lease obligations with the landlord of a facility that we ceased using during 2005 for $175. The effects of these two events are not included in the table above.

In September 2005, we amended our unsecured revolving line of credit agreement with Lincoln State Bank, increasing our line to $35,000 from $15,000 effective September 27, 2005, and maturing September 26, 2006. The interest rate on the line of credit was at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 75 basis points. At December 31, 2005, the loan’s interest rate was 6.5%. No amounts were outstanding on the line of credit as of December 31, 2005. As of December 31, 2005, we were in compliance with all covenants under this line of credit.

Our failure to provide Lincoln State Bank with timely annual financial statements for the year ended December 31, 2005 and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35,000 line of credit terminated. We are currently negotiating a new credit agreement with Lincoln State Bank. There can be no assurance that Lincoln State Bank or any other lender will provide us with debt financing, or that any such financing will be provided in amounts or on terms acceptable to us.

We have incurred certain costs associated with involuntarily terminated employees, which have been accrued for and included in the estimated value of liabilities assumed in conjunction with our business combination with Cedara Software Corp. At December 31, 2005, there were approximately $1,621, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 18 months.

We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General

We believe that our existing cash and cash equivalents and future cash flows from operations will be sufficient to otherwise meet our liquidity needs in 2006. However, any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2006 will depend on a variety of factors such as, potential losses from operations, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings (see Part I, Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K), and potential merger and acquisition activities. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis; however, that will depend on numerous factors, including market acceptance of our existing and future solutions; the successful commercialization of solutions in development and costs associated with that commercialization; progress in our software development efforts; the magnitude and scope of such efforts; clinical trials and product clearance by the FDA; the successful integration of businesses that we acquire; the cost and timing of our efforts to expand our sales and marketing capabilities; and competing technological and market developments. In the event that it is necessary to raise additional capital for activities necessary to meet our short term or long term liquidity needs, such capital may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. However, these financing alternatives, including raising additional capital, may not be available in amounts or on terms acceptable to us.

Material Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2005, our cash and cash equivalents included money market funds and short-term deposits totaling approximately $64.3 million, and earned interest at a weighted average rate of 2.8%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our pre-tax results of operations would vary by approximately $643 for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China, Japan and Europe that are denominated in currencies other than the U.S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at December 31, 2005. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Merge Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Technologies Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2004 and for the year ended December 31, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
August 29, 2006

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2005	2004
		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$64,278	$28,067
Accounts receivable, net of allowance for doubtful accounts of $1,892 and $450 at December 31, 2005 and December 31, 2004, respectively	23,624	10,306
Inventory	2,440	1,082
Prepaid expenses	2,646	701
Deferred income taxes	11,213	7,310
Other current assets	3,208	4,319
Total current assets	107,409	51,785
Property and equipment:
Computer equipment	4,025	5,275
Office equipment	1,759	755
Leasehold improvements	1,372	351
	7,156	6,381
Less accumulated depreciation	2,716	4,884
Net property and equipment	4,440	1,497
Purchased and developed software, net of accumulated amortization of $6,759 and $9,804 at December 31, 2005 and December 31, 2004, respectively	19,539	9,751
Acquired intangibles, net of accumulated amortization of $1,687 and $760 at December 31, 2005 and December 31, 2004, respectively	11,789	1,183
Goodwill	350,634	21,167
Other assets	7,862	108
Total assets	$501,673	$85,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,938	$2,011
Accrued wages	5,870	1,414
Income taxes payable	3,894	0
Other accrued liabilities	3,453	1,007
Deferred revenue	30,918	24,568
Total current liabilities	50,073	29,000
Deferred income taxes	3,491	868
Deferred revenue	3,784	—
Other	484	—
Total liabilities	57,832	29,868
Shareholders’ equity:
Preferred stock, $0.01 par value: 3,999,997 shares authorized; zero shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Series 2 Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at December 31, 2005 and December 31, 2004	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at December 31, 2005 and zero shares issued and outstanding at December 31, 2004	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 26,500,140 shares and 13,186,185 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	265	132
Common Stock subscribed: 706 and 817 shares at December 31, 2005 and December 31, 2004, respectively	17	14
Additional paid-in capital	445,954	55,418
Deferred stock compensation	(1,245)	—
Accumulated deficit	(3,190)	(533)
Accumulated other comprehensive income	2,040	592
Total shareholders’ equity	443,841	55,623
Total liabilities and shareholders’ equity	$501,673	$85,491

See accompanying notes to consolidated financial statements

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2005	2004	2003
		(As restated)	(As restated)
Net sales:
Software and other	$60,120	$17,444	$17,532
Services and maintenance	22,481	8,903	7,028
Total net sales	82,601	26,347	24,560
Cost of sales:
Software and other	6,921	2,302	2,867
Services and maintenance	11,106	6,108	3,530
Amortization	7,740	2,492	1,771
Total cost of sales	25,767	10,902	8,168
Gross margin	56,834	15,445	16,392
Operating costs and expenses:
Sales and marketing	13,647	7,006	6,543
Product research and development	9,914	1,967	2,063
General and administrative	11,622	4,820	3,628
Acquired in-process research and development	13,046	—	—
Restructuring and other expenses	530	—	—
Depreciation and amortization	3,549	1,153	848
Total operating costs and expenses	52,308	14,946	13,082
Operating income	4,526	499	3,310
Other income (expense):
Interest expense	(38)	(21)	(18)
Interest income	1,061	344	100
Other, net	(317)	146	(184)
Total other income (expense)	706	469	(102)
Income before income taxes	5,232	968	3,208
Income tax expense (benefit)	7,889	(1,222)	(1,226)
Net income (loss)	$(2,657)	$2,190	$4,434
Net income (loss) per share—basic	$(0.11)	$0.17	$0.38
Weighted average number of shares of Common Stock outstanding—basic	24,696,762	13,013,927	11,566,054
Net income (loss) per share—diluted	$(0.11)	$0.16	$0.35
Weighted average number of shares of Common Stock outstanding—diluted	24,696,762	13,827,522	12,586,900

See accompanying notes to consolidated financial statements

MERGE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2003, 2004 and 2005
(in thousands, except for share data)

	Preferred Stock		Common Stock								Accumulated
							Additional	Deferred		Stock	Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Stock	Accumulated	Subscription	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Compensation	Deficit	Receivable	Income	Equity
									(As restated)			(As restated)
Balance at December 31, 2002	2	$ —	3,542	$ 15	9,481,683	$ 95	$ 28,035	$ —	$(6,295)	$(25)	$ (142)	$ 21,683
Adjustments (see Note 13)	—	—	—	—	—	—	—	—	(862)	—	—	(862)
Balance at December 31, 2002 (as restated)	2	$ —	3,542	$ 15	9,481,683	$ 95	$ 28,035	$ —	$(7,157)	$(25)	$ (142)	$ 20,821
Accretion of put value	—	—	—	—	—	—	970	—	—	—	—	970
Issuance of Common Stock	—	—	—	—	701,664	7	7,738	—	—	—	—	7,745
Stock issued and options granted for acquisitions	—	—	—	—	771,804	8	12,485	—	—	—	—	12,493
Exchange of share rights into Common Stock	—	—	—	—	852,901	9	(9)	—	—	—	—	—
Stock issued for services rendered	—	—	—	—	28	—	—	—	—	—	—	—
Stock issued under ESPP	—	—	4,516	32	21,875	—	121	—	—	—	—	153
Exercise of stock options	—	—	—	—	551,690	6	2,110	—	—	—	—	2,116
Exercise of stock warrants	—	—	—	—	104,001	—	68	—	—	—	—	68
Tax benefit on exercise of stock options	—	—	—	—	—	—	1,657	—	—	—	—	1,657
Reduction of stock subscription receivable from related party	—	—	—	—	—	—	—			25	—	25
Net income (as restated)	—	—	—	—	—	—	—	—	4,434	—	—	4,434
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	374	374
Balance at December 31, 2003 (as restated)	2	$ —	8,058	$ 47	12,485,646	$ 125	$ 53,175	$ —	$(2,723)	$ —	$ 232	$ 50,856
Accretion of put value	—	—	—	—	—	—	68	—	—	—	—	68
Exchange of share rights into Common Stock	—	—	—	—	352,261	4	(4)	—	—	—	—	—
Stock issued under ESPP	—	—	(7,241)	(33)	11,806	—	101	—	—	—	—	68
Exercise of stock options	—	—	—	—	336,472	3	1,483	—	—	—	—	1,486
Retirement of preferred shares	(2)	—	—	—	—	—	—	—	—	—	—	—
Tax benefit on exercise of stock options	—	—	—	—	—	—	595	—	—	—	—	595
Net income (as restated)	—	—	—	—	—	—	—	—	2,190	—	—	2,190
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	360	360
Balance at December 31, 2004 (as restated)	—	$ —	817	$ 14	13,186,185	$ 132	$ 55,418	$ —	$ (533)	$ —	$ 592	$ 55,623
Cedara Exchange of share rights into Common Stock	—	—	—	—	6,080,922	61	(61)	—	—	—	—	—
Stock issued and options granted for acquisitions, net of costs to issue shares	1	—	—	—	5,581,517	56	380,794	—	—	—	—	380,850
Shares retired	—	—	—	—	(90,000)	(1)	(1,603)	—	—	—	—	(1,604)
Stock issued under ESPP	—	—	(111)	3	3,573	—	62	—	—	—	—	65
Exercise of stock options	—	—	—	—	1,737,943	17	9,491	—	—	—	—	9,508
Deferred stock compensation	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	92	(1,245)	—	—	—	(1,153)
Legal fees S3/S8 filings							(45)					(45)
Nasdaq fees for increased trading shares							(5)					(5)
Tax benefit on exercise of stock options	—	—	—	—	—	—	1,811	—	—	—	—	1,811
Net loss	—	—	—	—	—	—	—	—	(2,657)	—	—	(2,657)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	1,448	1,448
Balance at December 31, 2005	1	$ —	706	$ 17	26,500,140	$ 265	$445,954	$(1,245)	$(3,190)	$ —	$2,040	$443,841

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except for share data)

	Years Ended December 31,
	2005	2004	2003
		(As restated)	(As restated)
Cash flows from operating activities:
Net income (loss)	$(2,657)	$2,190	$4,434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,288	3,645	2,633
Amortization of discount on note assumed in merger	—	12	16
Provision for doubtful accounts receivable, net of recoveries	723	147	140
Deferred income taxes	7,374	(1,631)	(1,783)
In-process research and development	13,046	—	—
Stock compensation expense	979	—	—
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(5,421)	(2,030)	433
Inventory	(439)	(189)	(440)
Prepaid expenses	(76)	(404)	(51)
Accounts payable	(3,474)	711	(483)
Accrued wages	765	500	(369)
Other accrued liabilities	(69)	221	78
Deferred revenue	6,973	13,717	6,191
Other assets	(5,117)	(2,645)	(703)
Other	(293)	(332)	302
Net cash provided by operating activities	23,602	13,912	10,398
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	9,644	—	(4,417)
Purchases of property, equipment, and leasehold improvements	(2,996)	(565)	(1,117)
Capitalized software development	(3,621)	(3,479)	(2,674)
Net cash provided by (used in) investing activities	3,027	(4,044)	(8,208)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,508	1,486	2,116
Proceeds from employee stock purchase plan	64	68	153
Proceeds from note receivable	—	—	25
Proceeds from exercise of warrants	—	—	68
Proceeds from sale of Common Stock	—	—	7,745
Principal payment of notes	—	(231)	—
Principal payments under capital leases	—	—	(6)
Net cash provided by financing activities	9,572	1,323	10,101
Effect of exchange rate changes on cash	10	5	169
Net increase in cash	36,211	11,196	12,460
Cash and cash equivalents, beginning of period	28,067	16,871	4,411
Cash and cash equivalents, end of period	$64,278	$28,067	$16,871
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$286	$1,119	$237
Cash paid for interest	$—	$—	$3
Equity securities received in sales transactions	$4,606	$—	$—
Non Cash Investing and Financing Activities:
Redemption value related to exchangeable Common Stock	$—	$1	$41
Value of Common Stock and options issued for acquisitions	$381,689	$—	$12,493

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2005	2004	2003
		(As restated)	(As restated)
Net income (loss)	$(2,657)	$2,190	$4,434
Accumulated other comprehensive income:
Cumulative translation adjustment(1)	800	215	225
Unrealized gain on marketable securities(2)	66	—	—
Comprehensive income (loss)	$(1,791)	$2,405	$4,659

  (1)   Net of income tax expense of $537, $145, and $150 for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

  (2)   Net of income tax expense of $45, $0, and $0 for the twelve months ended December 31, 2005, 2004, and 2003, respectively.

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements
(in thousands, except for share and per share data)

(1)          Basis of Presentation and Significant Accounting Policies

(a) Nature of Operations

Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us,” or “our”) are in the business of development and delivery of medical imaging and information management software and services. We provide innovative solutions for Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”) and the end-user healthcare markets. We custom engineer clinical and imaging applications and development tools that are on the forefront of medicine and its use of medical imaging for OEM and international customers. We develop innovative medical imaging software solutions that support end-to-end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals. Our innovative software solutions use our leading-edge imaging software technologies that accelerate market delivery for our OEM customers, while our end-user solutions improve our customers’ productivity and enhance the quality of patient care they provide.

On June 1, 2005, we completed our business combination with Cedara Software Corp. (“Cedara Software”), an Ontario corporation (see Note 2). Subsequent to the transaction, the name under which we do business was changed from Merge eFilm to Merge Healthcare.

The consolidated financial statements as of and for the year ended December 31, 2004, statements of operations and cash flow for the year ended December 31, 2003 and unaudited statements of operations for the first three quarters of 2005 and for each of the quarters in 2004 have been restated from amounts previously reported to correct accounting errors. See Notes 12 and 13 for further discussion and reconciliation of restated items from amounts previously reported. Opening retained earnings at December 31, 2002 has been restated to reflect deferral of net sales, net of deferred costs and income tax adjustments.

(b) Principles of Consolidation

The consolidated financial statements include the financial statements of our wholly owned subsidiaries. Our principal operating subsidiaries are Cedara Software and Merge eMed, Inc. All intercompany balances and transactions have been eliminated in consolidation.

We have certain minority equity stakes in various companies accounted for as cost method investments. The operating results of these companies are not included in our results of operations.

(c) Reporting Periods Presented

The accompanying consolidated financial statements include the results of Cedara Software subsequent to the date of the transaction between Merge Healthcare and Cedara Software on June 1, 2005, and the results of AccuImage Diagnostics Corp. (“AccuImage”) subsequent to our acquisition of AccuImage on January 28, 2005.

(d) Use of Estimates

Our consolidated financial statements are prepared in accordance with U.S generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, amortization, asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ from those estimates.

(e) Reclassifications

Where appropriate, certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

(f) Segment Reporting

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). SFAS No. 131 establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

In order to apply SFAS No. 131, the enterprise must first identify the chief operational decision maker (“CODM”). The CODM is usually the highest level of management responsible for the enterprise’s overall resource allocation. Our principal executive officer has been identified as the CODM in assessing the performance of the segments and the allocation of resources to segments. The next step in the application of SFAS No. 131 is to identify the operating segments reported to the CODM. The operating segments are identified based on the way financial information is organized and reported to the CODM. The principal executive officer relies on the information derived directly from our reporting system. The primary financial measure used by the principal executive officer in assessing performance and allocating resources was revenue based on consolidated financial statements.

(g) Functional Currency

The functional currency of our foreign subsidiaries, with the exception of our subsidiaries in Japan and China, is the United States of America dollar (“U. S. Dollar”).

On June 1, 2005, we changed the functional currency of our subsidiary, eFilm, from the Canadian dollar to the U. S. Dollar. This change was due to significant changes in the economic facts and circumstances surrounding the operational environment of this subsidiary. As a result of this change, certain long-lived assets, which were previously translated from Canadian dollars to U. S. Dollars at the historical exchange rate on the date the asset was acquired, were revalued based upon the exchange rate as of June 1, 2005, leading to a currency translation adjustment, reflected in accumulated other comprehensive income, and increase in the value of applicable assets of approximately $1,507.

Foreign currency denominated revenues and expenses are translated at weighted average exchange rates throughout the year. Foreign currency denominated monetary assets and liabilities are translated at rates prevailing at the balance sheet dates. Foreign exchange gains and losses on transactions during the year are reflected in the consolidated statements of operations, as a component of other income (expense), net.

(h) Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable and certain accrued liabilities. The carrying amounts approximate fair value due to the short maturity of these instruments except the non-marketable equity securities. The carrying value of long-term receivables or long-term deferred revenues is not materially different from the fair value. Other than securities available-for-sale, the estimated fair values have been determined from information obtained from independent valuations and management estimates.

(i) Derivative Financial Instruments

Fluctuating foreign exchange rates may negatively impact the accompanying consolidated financial statements. Substantially all of our billings are in U. S. Dollars, however, due to our Canadian operations, substantial salary and other expenses are payable in Canadian dollars. To effectively manage these market risks, we may enter into foreign currency forward contracts. We do not hold or issue derivative instruments for trading purposes. We have elected not to apply hedge accounting under the provision of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and accordingly, recognize any change in fair value through current earnings. As of December 31, 2005, we had no derivatives instruments outstanding.

(j) Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.

(k) Inventory

Inventory, consisting principally of raw materials and finished goods (primarily purchased third-party hardware), is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

(l) Property and Equipment

Property and equipment are stated at cost.

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of our major classes of property and equipment are: two to three years for computer and equipment and five to seven years for office equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.

(m) Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-term assets, including property and equipment and other intangibles, are amortized over their expected lives, which are estimated by management. Management also makes estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets recovery. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write-down of the value of the assets or a shorter amortization period may be required, determined by a discounted cash flow analysis. We have recorded in our consolidated statement of operations, impairment charges as discussed in Note 1(p). We have reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that their carrying values as of December 31, 2005 are recoverable in future periods.

(n) Purchased and Developed Software

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Software development costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method generally results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. During 2005, 2004 and 2003, we capitalized software development costs of $3,621, $3,479, and $2,674, respectively. Amortization expense related to purchased and developed software for 2005, 2004 and 2003, was $7,740, $2,492, and $1,771, respectively. The 2005 expense includes the impairment of certain of our capitalized software projects of approximately $3,547 attributed to overlapping technologies as a result of the Cedara Software transaction.

We assess the recoverability of these costs periodically by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows through the sale of that product.

(o) Investments

At December 31, 2005, we held certain securities in both publicly traded entities of $329 and private companies of $6,150, which are included in other assets. The investments in publicly traded equity securities over which we do not exert significant influence are classified as “available-for-sale” and are reported at fair value. Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity. The investments in equity securities of private companies over which we do not exert significant influence are reported at cost. The estimated fair values have been determined from information obtained from market sources, independent valuations, and management estimates. Any loss due to impairment in value is recorded when such loss occurs. We did not record any such losses in the accompanying consolidated financial statements.

(p) Goodwill and Other Intangibles

Our intangible assets, other than developed software, subject to amortization are summarized as follows:

	Weighted Average	December 31, 2005		December 31, 2004
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology	4.8	$16,633	$(3,118)	$2,901	$(1,230)
Customer relationships	5.2	13,476	(1,687)	1,943	(760)
Total	5.0	$30,109	$(4,805)	$4,844	$(1,990)

Amortization expense was $4,288, $974, and $693 for the years ended 2005, 2004 and 2003, respectively. Included in the amortization expense above for 2005 is an impairment charge for purchased technology of $67, which is recorded in cost of goods sold, and a charge for $610 related to customer relationships, which is recorded in depreciation and amortization operating costs and expenses. Estimated aggregate amortization expense for each of the next five years is as follows:

For the year ended:	2006	$5,171
	2007	$5,027
	2008	$4,678
	2009	$4,391
	2010	$4,265

The provisions of SFAS No. 142 require that goodwill and other intangible assets with indefinite useful lives be tested at least annually for impairment or when indicators of potential impairment exist, using a fair value based approach. We continue to monitor the carrying value of goodwill through annual impairment tests. At December 31, 2005, we performed our annual impairment tests and found none of our goodwill to be impaired.

During 2005, we increased goodwill due to the business combination with Cedara Software and acquisition of AccuImage, as well as the change in functional currency of eFilm. The changes in the carrying amount of goodwill for the year ended December 31, 2005, were as follows:

Balance as of January 1, 2005	$21,167
Goodwill related to Cedara Software acquisition	323,886
Goodwill related to AccuImage acquisition	4,248
Goodwill adjustments	1,333
Balance as of December 31, 2005	$350,634

We review goodwill and indefinite lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the three months ended June 30, 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our common stock from the NASDAQ Global Market and notice of an informal non-public inquiry with the Securities Exchange Commission. These events, which did not exist as of December 31, 2005, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.

We have tested our indefinite lived intangible assets and goodwill for impairment as of June 30, 2006 and concluded that our indefinite lived intangible assets were not impaired.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We performed

Step I of the impairment test by estimating the Company’s fair value using what we considered to be the most reliable and readily available indicator of fair value, that being the quoted market prices of our shares of common stock. The results of Step I of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value. On August 29, 2006, the Audit Committee of our Board of Directors determined that there was such an impairment.

We are in the process of completing Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other assets to determine the implied fair value of reporting unit goodwill. We are in the process of finalizing our assessment of the fair value utilizing the assistance of independent valuation specialists. We preliminarily estimate that as a result of our Step II analysis, we will record a goodwill impairment charge during the three months ended June 30, 2006 of approximately $220 million, none of which will result in future cash expenditures.

(q) Warranties

We generally provide up to twelve months of warranty on our hardware, software and system sales. We have provided for expected hardware warranty costs based on our historical experience. Accrued warranty was $267, $17 and $67 at December 31, 2005, 2004 and 2003, respectively. The increase in the accrual during 2005 of $250 was primarily attributed to the business combination with Cedara Software as a result of the recording of the fair value of the assumed warranty liability.

(r) Guarantees

Effective January 1, 2003, we adopted FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”). FIN No. 45 requires that we recognize the fair value for guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, have not recorded a liability relating to such provisions.

Under our software license, services and maintenance agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made. However, Merge Healthcare, Richard A. Linden, our former

President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, and Brian E. Pedlar, our former President of Cedara Software and Senior Vice President of Merge Healthcare, who served as co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006, are defendants in several lawsuits relating to our accounting and financial disclosure. These lawsuits and other legal matters in which we have become involved, including our receipt of a shareholder demand for derivative action, are described in Note 8. We may be required to indemnify these individuals and advance them for their expenses in connection with such matters and therefore, may be required to accrue for such guarantees in future periods.

(s) Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. The provision for income taxes is determined using the asset and liability approach for accounting for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. A current liability is recognized for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that asset valuation allowance will be recorded as an adjustment to goodwill.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We are subject to income taxes in the U. S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for tax contingencies is provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. These tax accruals are reviewed quarterly and reverse upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in the tax contingency accrual. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities. Due to the complexity involved, we are not able to estimate the range of possible losses in excess of amounts recorded.

(t) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding. We have made an accounting policy election to use the if-converted method for convertible securities that participate in Common Stock dividends; however, the two-class method must be used if the effect is more dilutive. Diluted earnings per share reflects the potential dilution that could occur based on the effect of the conversion of outstanding convertible preferred shares and the exercise of stock options and warrants with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	Years Ended December 31,
	2005	2004	2003
		(As restated)	(As restated)
Numerator:
Net income (loss)	$(2,657)	$2,190	$4,434
Accretion of redemption value related to exchangeable shares	—	(1)	(41)
Allocation of income to exchangeable shares	—	(1)	(56)
Numerator for net income (loss) per share—basic and diluted	$(2,657)	$2,188	$4,337
Denominator:
Weighted average number shares of Common Stock outstanding	24,696,762	13,013,927	11,566,054
Effect of stock options	—	813,595	972,380
Effect of warrants	—	—	48,466
Denominator for net income per share—diluted	24,696,762	13,827,522	12,586,900
Net income (loss) per share—basic	$(0.11)	$0.17	$0.38
Net income (loss) per share—diluted	$(0.11)	$0.16	$0.35

The weighted average number of shares of Common Stock outstanding used to calculate basic net income (loss) includes exchangeable share equivalent securities for the years ended December 31, 2005, 2004, and 2003 of 6,653,815, 167,589, and 653,148, respectively.

As a result of the loss during the twelve months ended December 31, 2005, incremental shares from the assumed conversion of employee stock options totaling 1,237,210 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

For the years ended December 31, 2004 and 2003, options and warrants to purchase 39,500 and 464,000 shares of our Common Stock, respectively, had exercise prices greater than the average market price of the shares of our Common Stock and were excluded from the diluted net income per share calculation as their inclusion would have been anti-dilutive.

The following potentially dilutive Common Stock equivalent securities, including securities considered in the calculation of diluted earnings per share, were outstanding at December 31, 2005, 2004 and 2003.

	2005	2004	2003
Stock options	2,979,139	1,590,085	1,664,557
Exchangeable shares	7,129,246	—	352,261
	10,108,385	1,590,085	2,016,818

(u) Stock Option Plans

As of December 31, 2005, we maintained four stock-based employee compensation plans and one director option plan, which are described more fully in Note 10. We applied the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended (“SAFS No. 123”), which required entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, through December 31, 2005, SFAS No. 123 allowed us to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB opinion No. 25”) and provide pro forma disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied.

We elected to continue to apply the provisions of APB Opinion No. 25 in accounting for our plans. Substantially all stock options under the plans have been granted at exercise prices of not less than the market value at the date of grant, and as a result, compensation expense to be recorded under APB Opinion No. 25 has not been significant. Stock compensation expense recognized in the accompanying consolidated financial statements is the result of recording the intrinsic value of unvested Cedara Software stock options that were replaced with our stock options on the date of transaction closing. Had we determined compensation cost based on the fair value at the grant date under SFAS No. 123, our net income (loss) would have been the pro forma amounts indicated below:

	Years Ended December 31,
	2005	2004	2003
		(As restated)	(As restated)
Net income (loss), as reported	$(2,657)	$2,190	$4,434
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax	587	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related tax benefit	(4,101)	(1,507)	(1,300)
Pro forma net income (loss)	$(6,171)	$683	$3,134
Net income (loss) per share:
Basic—as reported	$(0.11)	$0.17	$0.38
Basic—pro forma	$(0.25)	$0.05	$0.27
Diluted—as reported	$(0.11)	$0.16	$0.35
Diluted—pro forma	$(0.25)	$0.05	$0.25

(v) Revenue Recognition

Revenues are derived primarily from the licensing and sublicensing of software, sales of hardware and related ancillary products, installation and engineering services, training, consulting, and software maintenance and support. Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.

These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, or Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element.

For software arrangements, we recognize revenue in accordance with SOP No. 97-2. This generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the vendor-specific objective evidence of fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9 SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9). Under the residual method, revenue is recognized in a multiple element arrangement when vendor-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. For sales transactions where the software is incidental, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00-21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

We allocate revenue to each undelivered element in a multiple element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which may be stated in the contract, or for certain customer groups using the bell-shaped curve approach. The fair value of the installation and training is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until these elements have been delivered or vendor-specific objective evidence of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the related maintenance period.

Revenue from sublicenses sold on an individual basis and software licenses are recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We must exercise our judgment when we assess the probability of collection and the current creditworthiness of each customer. For example, if the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract to the extent of cash collected. In addition, in certain transactions we may negotiate that the customer provides Common Stock ownership in consideration as part of the software sale. We generally do not request collateral from customers.

Revenue from software usage sublicenses sold through annual contracts and software maintenance and support is deferred and recognized ratably over the contract period. Revenue from installation and engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of Radiology Information Systems (“RIS”) and from RIS/Picture Archiving and Communication Systems (“PACS”) solutions, where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage-of-completion method, as prescribed by AICPA Statement of Position 81-1. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total estimated amount of labor hours to complete the project. Total estimated labor hours is based on management’s best estimate of the total amount of time it will take to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours expended and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

Our Original Equipment Manufacturer (“OEM”) software products are typically fully functional upon delivery and do not require significant modification or alteration. Fees for services to OEM customers are billed separately from licenses of our software products. We provide engineering services to our OEM customers under time-and-material or fixed-price contracts that are generally longer than one year in duration. Under engineering service contracts where the services are performed and costs incurred in proportion with contracted billing schedules, revenue is recognized when the customer may be billed. This method is expected to result in reasonably consistent profit margins over the contract term. For certain fixed-price contracts, we use percentage of completion accounting.

For contracts accounted for under SAB No. 104, we generally invoice the customer for the final 10% of the contract value of the products delivered upon completion of hardware installation and acceptance by the customer. As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.

Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential returns only.

Deferred revenue is comprised of deferrals for license fees, support and maintenance, and other services. Long-term deferred revenue represents license fees, support and maintenance, and other services to be earned or provided beginning in periods on or after January 1, 2007. See Note 13 for discussion of revenue recognition matters that have led to significant deferred revenue balances at December 31, 2005 and 2004.

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred. In accordance with EITF Issue No. 00-10, Accounting for Shipping and Handling Fees, the reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.

(w) Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123(R), to be effective for interim or annual periods beginning after September 15, 2005. On April 14, 2005, the SEC amended the compliance dates to require SFAS No. 123(R) to be effective for fiscal years beginning after September 15, 2005. SFAS No. 123(R) revises SFAS No. 123 and supersedes APB Opinion No. 25 and requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations. The cost will be recognized over the requisite service period based on fair values measured on the respective grant dates. We have adopted the new standard, as of January 1, 2006, using the modified prospective transition method, which permits recognition of expense on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered. The adoption of SFAS No. 123(R) will result in additional expense being recorded beginning in 2006 related to our share-based employee compensation programs. We expect the adoption of SFAS No. 123(R) will have a material impact on our results of operations in 2006 of at least $3,400.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

In June of 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes occurring in fiscal years beginning after May 31, 2005.

(2)   Acquisitions

(a) Cedara Software

On June 1, 2005, we completed our business combination with Cedara Software, a leader in the development of custom engineered software applications and development tools for the medical imaging OEM and international markets. The transaction was announced on January 17, 2005 upon the execution of a definitive agreement and closed on June 1, 2005, following approval by both Merge Healthcare and Cedara Software shareholders and receipt of necessary regulatory approvals. The business combination was effected through an exchange of stock, in which Cedara Software shareholders received 0.587 shares of our Common Stock for each Cedara Software common share. Also, Cedara Software shareholders who are Canadian residents were permitted to receive either our Common Stock or newly created exchangeable shares of our wholly owned subsidiary, Merge Cedara ExchangeCo Limited (“ExchangeCo Exchangeable Shares”). Canadian residents who received ExchangeCo Exchangeable Shares in the transaction defer paying income taxes on the transaction until such time as they exchange the shares for Common Stock or otherwise dispose of them. The ExchangeCo Exchangeable Shares are freely tradable on the Toronto Stock Exchange (TSX) under the ticker symbol “MRG.” The ExchangeCo Exchangeable Shares are exchangeable into shares of Merge Healthcare Common Stock on a one-for-one basis at any time at the option of the holder (see Note 10(g) for updated status). Holders of Cedara Software stock options exchanged each option to purchase one common share of Cedara Software for an option to purchase 0.587 shares of Merge Healthcare Common Stock , and we adjusted strike prices for the stock and currency conversion rates, with no changes to the vesting terms of the option. We issued replacement options to purchase approximately 1.9 million shares of Common Stock as a result of this exchange.

Reasons for the Transaction

The business combination with Cedara Software placed us as a market leader in the development and delivery of medical imaging and information management software and services for the OEM market and end-user imaging centers, and small-to medium-sized hospitals. Cedara Software had a substantial customer base and had experienced continued sales growth over the few years prior to the acquisition. As a result, we acquired the Cedara Software common shares at a premium, based on the price of the Cedara Software common share price prior to the date of announcement.

Purchase Accounting

The transaction consideration was valued at approximately $386,899, including the exchange of approximately 18.8 million equivalent shares at a market price of $18.97 per share, estimated fair value for outstanding options at the date of closing and direct transaction costs incurred by us. The fair value of stock issued was based upon the 0.587 exchange ratio and a four-day weighted average of our stock price two days prior, the day of and one day after the announcement, based on NASDAQ closing prices. The fair value of the outstanding options are estimated at approximately $25,211, based on a 1.247 U. S. Dollar to Canadian dollar currency exchange ratio, the 0.587 exchange ratio and on the four-day weighted average indicated above. The total purchase price was as follows:

Form of Consideration	Fair Value
Stock issued	$356,478
Estimated fair value of options assumed	25,211
Direct transaction costs	5,210
Total consideration	$386,899

The acquisition was accounted for using the purchase method of accounting. Merge Healthcare was considered the accounting acquirer in the business combination, requiring the purchase consideration to be allocated to Cedara Software’s net tangible and intangible assets based on their respective fair values as of the date of transaction close, with the residual reflected as goodwill. We have allocated the purchase price to Cedara Software’s assets and liabilities. The allocation of the purchase consideration was based in part upon a valuation of the intangible assets performed by independent valuation specialists, primarily through the use of discounted cash flow techniques. The estimated purchase price allocation, based on Cedara Software’s assets and liabilities as of June 1, 2005, was as follows:

Fair Value
Assets acquired	$44,823
Liabilities assumed	(22,507)
Purchased and developed technologies	13,019
Customer relationships	12,500
In-process research and development	13,046
Deferred stock compensation	2,132
Goodwill, including trade names	323,886
Total consideration	$386,899

The amounts allocated to in-process research and development, purchased and developed software and customer relationships were estimated based on the work performed by independent valuation specialists. The estimated fair value of the purchased and developed software was determined by the utilization of a combination of the excess earnings and relief from royalty approaches. The estimated fair value of the customer relationships was determined by the utilization of the cost savings approach. Appraisal assumptions utilized under these methods included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 17% discount rate for both purchased and developed software and customer relationships, which was calculated using an industry beta and capital structure. These amounts are being amortized over a six-year period. The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.

The amount assigned to goodwill includes $8,545 associated with trade names and is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment.

The value assigned to acquired in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. The nature of the efforts to develop the in-process technology into the commercially viable products are expected to principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the technology can be produced to meet its design specification, including function, features and technical performance requirements. At the date of the business combination, Cedara Software had in-process projects meeting the above definition associated with the Cedara Software next generation PACS workstation, OEM imaging platforms and image acquisition console projects.

We estimated the fair value of the Cedara Software projects to be $13,046, based on the work performed by independent valuation specialists. Accordingly, this amount was immediately expensed in the consolidated statement of operations upon the acquisition date. The estimated fair value of the Cedara Software projects was determined by the utilization of the excess earnings approach. Appraisal assumptions utilized under this method included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 20% discount rate, which was calculated using an industry beta and capital structure.

The $2,132 allocated to deferred stock compensation was valued based on the intrinsic value of each outstanding and unvested stock option assumed on the closing date. The charge for stock compensation for the twelve months ended December 31, 2005 was $887 and was classified in the statement of operations based on each applicable employee’s position. Estimated aggregate expense for each of the next five years is as follows:

For the year ended December 31:	2006	$873
	2007	310
	2008	62
	2009	—
	2010	—

The $323,886 assigned to goodwill and $13,046 estimated fair value of in-process research and development will not be deductible for federal income tax purposes.

Pro forma Results

As discussed in Note 1, the results of Cedara Software have been included in the consolidated financial statements since June 1, 2005.

The following unaudited pro forma condensed combined results of operations for the twelve months ended December 31, 2005 and 2004 are based on the historical financial statements of Merge Healthcare and Cedara Software giving effect to the business combination as if it had occurred at the beginning of the periods presented. Therefore, this pro forma data has been adjusted to exclude Cedara Software pre-acquisition intangible amortization and the in-process research and development expense, while including amortization of intangible assets and expense of deferred stock compensation during the entire applicable periods. This data also reflects only the historical Merge Healthcare and Cedara Software tax expense. This data is not indicative of the results of operations that would have arisen if the transaction had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

	Twelve Months Ended December 31,
	2005	2004
		(pro forma, as restated)
Revenue	$107,529	$75,642
Net income from continuing operations	$7,227	$10,873
Earnings per share:
Basic	$0.17	$0.34
Diluted	$0.16	$0.32

(b) AccuImage

On January 28, 2005, we acquired all of the outstanding capital stock of AccuImage in an all cash transaction. The total purchase price for the acquisition was $6,978. AccuImage was in the business of the development, marketing and support of software for advanced visualization, analysis and management of medical imaging data from medical imaging modalities.

We paid a significant premium above the fair value of AccuImage’s tangible net assets, principally because we determined that AccuImage’s software development ability and advanced visualization products would contribute to future products offered to our end-user customers.

An escrow of $1,000 of the purchase price was established as a reserve for 24 months against any claims regarding breaches of representations and warranties, as well as adjustments to the net asset value of the AccuImage balance sheet at the date of closing. This escrow was fully settled on January 3, 2006.

The acquisition was accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for AccuImage since the acquisition date, January 28, 2005. The amount allocated to purchased and developed software and customer relationships are being amortized over a five-year period. The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships. The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment. The following is a summary of purchase consideration for the acquisition of AccuImage:

The following table represents the allocation of the total purchase consideration for the purchase of AccuImage. The allocation of the purchase consideration is based in part upon an independent valuation.

Fair Value
Assets acquired	$584
Purchased and developed technologies	763
Customer relationship	80
Goodwill	4,248
Deferred tax asset	1,676
Liabilities assumed	(1,385)
Debt assumed and paid	1,012
Total consideration	$6,978

The $4,248 assigned to goodwill in the acquisition will not be deductible for federal income tax purposes. We have not included pro forma results of operations for AccuImage, as the impact on our results for 2005 and 2004 are not significant.

As a result of the Cedara Software transaction, there were overlapping technologies, which led to the write-off of approximately $73 of purchased and developed technologies. In addition, a trigger event, outside of our control, occurred during 2005 that resulted in the write-off of the $80 customer relationship.

(c) RIS Logic

On July 17, 2003 we acquired all of the outstanding stock of RIS Logic pursuant to a merger agreement dated July 9, 2003 for a total purchase price of $16,984, consisting primarily of cash, vested options and 771,804 shares of Common Stock. An escrow of 173,093 shares of Common Stock was established as a reserve against any claims regarding breaches of representations and warranties. See Note 10(a) for discussion of escrow settlement. RIS Logic had been in the business of the development and sales of RIS products to end-user imaging centers.

We paid a significant premium above the fair value of RIS Logic’s tangible net assets, principally because we determined that RIS Logic’s software development ability and trade name were particularly important to us. We foresaw the need to expand our software product offerings to healthcare institutions and imaging centers as many of our competitors are developing more integrated solutions. In addition, we expected to be able to sell our software products to RIS Logic’s customers. The fair value of each share issued to RIS Logic was determined to be $14.305 using a four-day average of the closing price of our Common Stock before and after the signing of the definitive agreement. The following is a summary of the purchase consideration for the acquisition of RIS Logic:

Form of Consideration	Fair Value
Cash	$4,311
Stock issued	11,041
Vested stock options	1,452
Direct transaction costs	180
Total consideration	$16,984

The acquisition was accounted for using the purchase method of accounting. The accompanying consolidated statements of operations include the results of operations for RIS Logic since the acquisition date of July 17, 2003. The amounts allocated to purchased and developed technologies are being amortized over periods ranging from three to five years. The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the technologies. The amount assigned to goodwill is not being amortized, but is tested for impairment annually or under certain circumstances that may indicate a potential impairment. The total purchase consideration was allocated to the fair value of the net assets acquired as follows:

Fair Value
Assets acquired	$2,431
Liabilities assumed	(2,376)
Purchased and developed technologies	1,483
Customer relationships	977
Deferred income tax	496
Goodwill, including trade names	13,973
Total consideration	$16,984

(3)   Accounts Receivable

Substantially all receivables are derived from sales and related support and maintenance of our products to healthcare providers located throughout the U. S. and in certain foreign countries as indicated in Note 11.

Our accounts receivable balance is reported net of an allowance for doubtful accounts. We provide for an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At the end of 2005 and 2004, the allowance for estimated uncollectible accounts was $1,892 and $450, respectively.

The following table shows the changes in our allowance for doubtful accounts.

Description	Balance at beginning of period	Additions due to acquisitions	Additions charged to costs and expenses	Deductions	Balance at end of period
For year ended December 31, 2005
Allowance for doubtful accounts	$450	$719	$1,012	$(289)	$1,892
For year ended December 31, 2004
Allowance for doubtful accounts (As restated)	$303	$—	$158	$(11)	$450
For year ended December 31, 2003
Allowance for doubtful accounts (As restated)	$163	$—	$140	$—	$303

(4)   Indebtedness

In September 2005, we amended our unsecured revolving line of credit agreement with our bank, increasing our line to $35,000 from $15,000 effective September 27, 2005, and maturing September 26, 2006. The line was subject to covenants including financial covenants, as defined, with respect to minimum net income, tangible net worth, current ratio, total liabilities to tangible net worth ratio, interest coverage ratio, and other customary covenants. The interest rate on the line of credit is at a variable rate that is equal to the prime rate as published in The Wall Street Journal, less 75 basis points. At December 31, 2005, the loan’s interest rate was 6.5%. No amounts were outstanding on the line of credit as of December 31, 2005. As of December 31, 2005, we were in compliance with all covenants under this line of credit.

Our failure to timely provide our bank with annual financial statements for the year ended December 31, 2005 and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, constituted an event of default under our credit agreement. Accordingly, the obligation of the bank to extend us credit with respect to our $35,000 line of credit terminated. We are currently negotiating a new credit agreement with the bank.

(5)   Employee Benefit Plan

We maintain defined contribution retirement plans (401(k) profit sharing plan for the U. S. employees and RRSP for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate. We made matching contributions (under the 401(k) profit sharing plan for the U. S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in 2005, and 2.5% in 2004 and 2003. Our matching contributions totaled $415, $203 and $112 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2005, we also paid a discretionary profit sharing contribution of $120 that was accrued for at December 31, 2004 under these plans.

(6)   Income Taxes

The provision for income taxes consists of the following for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
		(As restated)	(As restated)
Current:
Federal Federal	$2,816	$699	$1,282
State	767	436	357
Foreign	669	119	149
Total current	4,252	1,254	1,788
Deferred:
Federal	692	(2,241)	(2,145)
State	(469)	(464)	(932)
Foreign	3,414	229	63
Total deferred	3,637	(2,476)	(3,014)
Total provision	$7,889	$(1,222)	$(1,226)

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,
	2005	2004	2003
		(As restated)	(As restated)
Expected tax expense	$1,831	$339	$1,123
Total increase (decrease) in income taxes resulting from:
Nondeductible amortization and acquired in-process technology	4,566	—	—
Change in valuation allowance allocated to income tax expense	—	—	(2,575)
Extraterritorial income tax benefit	(323)	(1,457)	—
Research and experimentation credit	—	(228)	(198)
Nondeductible expenses	173	(39)	112
Foreign income taxes, net of federal income tax benefit	(407)	74	256
State and local income taxes, net of federal income tax benefit	194	(18)	(431)
Foreign income tax rate differential	183	15	20
Business combination tax restructuring	1,308	—	—
Other	364	92	467
Actual income tax expense (benefit)	$7,889	$(1,222)	$(1,226)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	December 31,
	2005	2004
		(As restated)
Deferred tax assets:
Accrued wages	$1,110	$124
Deferred revenue	5,561	5,258
Depreciation	662	152
Research and experimentation credit carry forwards	3,956	2,331
Other credit carry forwards	1,470	150
Net operating loss carry forwards	8,588	1,395
Foreign net operating loss carry forwards	11,950	283
Other	1,743	105
Total gross deferred tax assets	35,040	9,798
Less: asset valuation allowance	(15,410)	—
Net deferred tax asset	19,630	9,798
Deferred tax liabilities:
Software development costs and intangible assets	(6,394)	(2,783)
Intangibles—customer contracts	(4,929)	(479)
Other	(585)	(94)
Total gross deferred liabilities	(11,908)	(3,356)
Net deferred tax asset	$7,722	$6,442
		(As restated)
Included on balance sheet:
Current assets: Deferred income taxes	$11,213	$7,310
Non-current liabilities: Deferred income taxes	(3,491)	(868)
Net deferred income taxes	$7,722	$6,442

The increase (decrease) in the valuation allowance for the years ending December 31, 2005, 2004 and 2003 were, $15,410, $0 and ($2,575), respectively. Management has an obligation under SFAS 109, Accounting for Income Taxes, to review, at least annually, the components of our deferred tax assets. This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits. In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized.

In management’s judgment, a valuation allowance of $15,410 is necessary for Cedara Software’s net operating losses and research credits generated prior to June 1, 2005. This decision is based upon many factors, both quantitative and qualitative, such as (1) the short expiration periods of net operating losses and tax credits, (2) a history of net operating losses expiring unused, and (3) a lack of long term historical operating profitability. Reductions in the valuation allowance, if any, will not have any impact on the income tax expense provision recorded in the statement of operations, rather changes will be recorded as a decrease in goodwill. During the seven-month period ended December 31, 2005, Cedara Software benefited from its federal and provincial net operating losses in the amount of $4,857, which reduced the valuation allowance and goodwill recorded through purchase accounting.

Management’s analysis for 2005 determined that a valuation allowance was not necessary at December 31, 2005, for its historic operations, nor the U. S. subsidiaries acquired during 2005. This decision was based upon many factors, both quantitative and qualitative, such as (1) five–years of positive taxable income, before net operating loss deductions, (2) expected future operating profitability, and (3) the relatively long expiration periods of net operating losses and tax credits. However, fluctuation in the actual outcome of these expectations could materially impact our income tax expense provision, and deferred tax assets in the future. Prior to 2003, management determined that the ultimate realization of the deferred tax assets was, based upon the relatively low levels of historical taxable income at that time, not more likely than not, therefore, a valuation allowance was recorded against the net deferred tax asset at that time.

The income tax benefit of disqualifying dispositions of employee incentive stock options exercised during 2005, 2004 and 2003 in the amount of $1,811, $595 and $1,657, respectively, was recorded as additional paid-in-capital, and did not result in a benefit on the statements of operations.

In 2005, we benefited from the utilization of federal and state net operating losses in the amount of $1,891 and $51, respectively, and federal and state research and development credits in the amount of $67 and $439, respectively.

At December 31, 2005, we had federal net operating loss carryforwards and research credit carryforwards of $21,968 and $2,326, respectively, state net operating loss carryforwards and research credit carryforwards of $10,385 and $0, respectively, foreign tax credits of $1,075, foreign federal and provincial net operating loss carryforwards of $37,240 and $25,606, respectively, and foreign federal and provincial research credits carryforwards of $1,358 and $272, respectively.

These losses and credits are available to offset taxable income and tax in the future. The federal net operating loss and research credit carryforwards expire at varying amounts beginning in 2007 and 2011, respectively, and continuing through 2022 and 2025, respectively. The state net operating loss carryforwards expire in varying amounts beginning in 2006, and continuing through 2025. The foreign tax credits expire in varying amounts beginning in 2006, and continuing through 2015. The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2006 and 2007, respectively, and continuing through 2015. Of the foreign federal net operating loss carryforwards noted above, approximately $27,254 expire on December 31, 2007.

Under the Tax Reform Act of 1986 (“Code”), the amounts of, and the benefits from, net operating loss carryforwards may be limited or impaired in certain circumstances, i.e., Code section 382, tax benefit limitations after change in ownership. The timing and manner in which we will be able to utilize the acquired entities net operating loss and research and development credit carryforwards will be subject to these rules. In addition, we experienced an ownership change, as defined under Treasury regulations, on June 1, 2005. We believe that this ownership change will not have an impact on our ability to fully utilize our historical tax attributes. However, if certain additional changes in our ownership should occur, net operating loss and credit carryforwards may be limited.

We have recorded income tax expense on all profits, except for undistributed profits of non-U. S. subsidiaries, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

(7)   Leases

We have non-cancelable operating leases at various locations. In April 2005, we moved to our new headquarters in Milwaukee, Wisconsin, which has approximately 22,000 square feet and is leased through April 2011. In connection with the business combination with Cedara Software, we assumed lease obligations associated with a leased facility in Mississauga, Ontario, Canada, which has approximately 60,000 square feet and is leased through December 2009, and a leased facility in Burlington, Massachusetts, which has approximately 24,000 square feet and is leased through October 2008. On June 1, 2006, we signed a letter exercising our right to lease an additional 14,000 square feet at our Milwaukee facility, commencing September 1, 2006 through April 2011. The effects of this event was not included in the table below.

Total rent expense for the years ended December 31, 2005, 2004 and 2003 were $1,473, $324 and $307, respectively. Future minimum lease payments under all non-cancelable operating leases (with initial or remaining lease terms in excess of one year), as of December 31, 2005, are:

2006	$2,201
2007	1,988
2008	1,897
2009	1,355
2010	426
Thereafter	150
Total minimum lease payments	$8,017

(8)   Commitments and Contingencies

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006, against us, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer; one of the suits also names Brian E. Pedlar, former President of Cedara Software and our former Senior Vice President, who served as our interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. One case has been voluntarily dismissed. The cases arise out of our March 17, 2006 announcement that that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaints seek damages in unspecified amounts. Competing motions for the appointment of lead plaintiff have been filed, but they have not yet been ruled upon by the Court. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint when filed.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden, Mortimore and Veech and all of the current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements and also allege that we and the current director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief.

On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC has advised us that this inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. We are cooperating with the SEC.

In March 2006, a patent infringement lawsuit filed against us by ScheduleQuest, Inc. was dismissed.

We, and our subsidiaries, are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

We have incurred certain costs associated with the Cedara Software business combination for certain terminated employees that have been accrued for and included in the estimated value of liabilities assumed. At December 31, 2005, there were approximately $1,621, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 18 months.

(9)   Restructuring

We incurred $530 of restructuring charges in the twelve months ended December 31, 2005. Restructuring charges are comprised of lease exit costs associated with the settlement of our lease of approximately $175, which we ceased using during 2005 as we combined two of our offices located in the same geographic region, severance to involuntarily terminated employees of $263 and option acceleration expense of $92 related to such employees, based on the intrinsic value of options at the time of termination. At December 31, 2005, we had $17 in remaining severance payments and $175 of lease settlement payments.

(10) Shareholders’ Equity

(a) Common Stock

On August 24, 2004, we announced a stock repurchase plan providing for the purchase of up to $10,000 of our Common Stock. Purchases may be made over a period of two years and the timing, price and volume of repurchases will be based on market conditions, applicable securities laws and other factors. As of December 31, 2005, we have not made any repurchases under this plan. In March 2006, we announced an expansion of the stock repurchase program from $10,000 to $20,000. This repurchase program expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased. Our Board has not made any decision as to if or when a similar program will be implemented.

On May 24, 2005, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 30 million to 100 million.

In June 2005, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software and 13,210,168 Merge Cedara ExchangeCo Exchangeable Shares to Canadian shareholders of Cedara Software. Through December 31, 2005, 6,080,922 Merge Cedara ExchangeCo Exchangeable Shares were exchanged for an equal number of shares of our Common Stock.

In October 2005, 90,000 shares of our Common Stock previously held in escrow in connection with our acquisition of RIS Logic in 2003 were returned to us as consideration for the release of RIS Logic’s warranty and indemnification requirements under the merger agreement and such shares were retired as of December 31, 2005.

(b) Special Voting Preferred Stock

During 2004, the one share issued to our former transfer agent, which served as a trustee in voting matters on behalf of the Interpra Medical Network Systems Ltd. exchangeable shareholders, was retired.

(c) Series 2 Special Voting Preferred Stock

During 2004, the one share issued to our former transfer agent, which served as a trustee in voting matters on behalf of the eFilm exchangeable shareholders, was retired.

(d) Series 3 Special Voting Preferred Stock

In June 2005, we issued one share of Series 3 Special Voting Preferred Stock to Computershare Trust Company of Canada, which serves as a trustee in voting matters on behalf of the holders of Merge Cedara ExchangeCo exchangeable shares. As of December 31, 2005, this share was issued and outstanding.

(e) Stock Option Plans

On May 24, 2005, our shareholders approved our 2005 Equity Incentive Plan (“EIP”). The EIP provides for awards of Common Stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 7.5 million shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares. Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant. The EIP includes options granted to replace existing Cedara Software Corp. options (“Replacement Options”) and new option grants. Replacement Options were granted pursuant to the merger agreement with the same economic terms, as adjusted for conversion ratio and currency. The majority of these options vest over a three or four-year period. As of December 31, 2005, incentive stock options to purchase 79,500 shares of our Common Stock and non-statutory stock options to purchase 1,940,815 shares of our Common Stock were outstanding under this plan.

Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of the options vest over a four-year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant. At December 31, 2005, there were 379,655 shares of our Common Stock available for option grants under this plan, however, we do not plan on issuing any more options under this plan.

Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of options granted under this plan fully vested at the date of grant. Any expired or forfeited options granted under this plan are not eligible for re-issuance. The options granted under this plan expire ten years and one day from the date of grant. At December 31, 2005, there were 9,592 shares of Common Stock available for option grants; however, we do not plan on issuing any more options under this plan.

Our Board of Directors adopted an equity compensation plan in connection with our acquisition on July 17, 2003 of RIS Logic. At December 31, 2005, options to purchase 43,270 shares of our Common Stock were outstanding under this plan.

On March 17, 2006, use of our registration statement on Form S-8 relating to the issuance of our Common Stock was suspended. Consequently, we have not accepted exercises by any option holder. We also suspended the issuance of new options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Year of grant	Expected Option Life	Expected Volatility	Dividend Yield	Risk-free Interest Rate
	(in years)
2003	0 – 6	50%	0%	0.90% – 3.27%
2004	0 – 4	50%	0%	2.06% – 3.12%
2005	0 – 3.5	30% – 50%	0%	2.79% – 4.28%

A summary of stock option activity is as follows:

	Number	Weighted-average exercise price	Weighted- average fair value of options granted
Options outstanding, December 31, 2002	1,435,298	$3.62
Options granted	824,324	$11.42	$6.37
Options exercised	(551,690)	3.88
Options forfeited and expired	(43,375)	6.58
Options outstanding, December 31, 2003	1,664,557	7.34
Options granted	390,500	$15.08	$5.90
Options exercised	(336,472)	4.48
Options forfeited and expired	(128,500)	13.35
Options outstanding, December 31, 2004	1,590,085	7.34
Options granted	3,346,827	$11.21	$5.34
Options exercised	(1,737,943)	5.47
Options forfeited and expired	(219,830)	15.69
Options outstanding, December 31, 2005	2,979,139	13.24
Options exercisable, December 31, 2005	1,040,883	$11.84

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life in years	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$ 1.00 – $ 4.00	369,255	2.60	$2.11	166,640	$2.28
$ 4.16 – $ 9.90	455,152	3.96	6.20	246,146	6.55
$12.49 – $16.86	758,360	4.16	14.78	290,539	15.17
$17.00 – $17.50	1,097,750	5.81	17.48	320,000	17.50
$17.56 – $22.10	298,622	5.56	18.18	17,558	18.73
	2,979,139	4.69	$13.24	1,040,883	$11.84

(f) Stock Purchase Plan

We maintain an employee stock purchase plan that allowed employees during the last three quarters of 2005 to purchase stock at a 5% discount from the market price at the end of each calendar quarter. During 2004 and the first quarter of 2005, employees purchased stock at the lesser of the stock price at the start of each calendar quarter or the end of each calendar quarter. During 2003, employees purchased stock at 85% of the lesser of the stock price at the start of the plan year or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions. Employees contributed $65, $68 and $153 during 2005, 2004 and 2003, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

As of March 17, 2006, use of our registration statement on Form S-8 relating to the issuance of Common Stock was suspended. Consequently, all 2006 contributions under this plan were returned and the plan was suspended.

(g) Exchange Rights

As part of our business combination with Cedara Software, we granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software exchangeable shares on a one-for-one basis. As of December 31, 2005, there were 7,129,246 Cedara Software exchangeable shares outstanding. We have the right to redeem all of the exchangeable shares at anytime after April 29, 2010 or if less than 10% of the number of exchangeable shares issued on the effective date of the business combination remain outstanding, provided that we give sixty days advance written notice.

As of March 17, 2006, our registration statement on Form S-3 relating to issuance of our Common Stock upon exchange of exchangeable shares was suspended.

(11) Concentrations of Risk

(a) Cash in Excess of Federally Insured Amount

Substantially all of our cash and cash equivalents are held at a few financial institutions located in the U. S., Canada and the Netherlands. Deposits held with these banks exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

(b) Net Sales and Accounts Receivable

The majority of our clients are OEM’s, imaging centers, hospitals and integrated delivery networks. If significant adverse macro–economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

Foreign sales, denominated in U. S. Dollars, accounted for approximately 40%, 32% and 43% of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, sales in foreign currency represented 4%, 13% and 16%, respectively, of our net sales.

For the years ended December 31, 2005, 2004 and 2003, we had two, one and one individual customer that represented more than 10% of net sales. For the year ended December 31, 2005, Toshiba Medical Systems Corporation and Hitachi Medical Corporation accounted for 16% and 10%, respectively, of net sales. For the years ended December 31, 2004 and 2003, Philips Medical Systems accounted for 10% and 17%, respectively, of net sales. We had one customer, Hitachi Medical Corporation, which comprised 27% of the total accounts receivable as of December 31, 2005. No individual customer accounted for more than 10% of our total accounts receivable as of December 31, 2004.

The following tables present certain geographic information, based on location of customer:

	Net Sales
	2005	2004	2003
		(as restated)	(as restated)
United States of America	$49,244	$17,965	$14,062
Japan	24,377	1,122	1,007
Europe	6,626	4,704	6,717
Canada	1,877	2,458	2,760
Other	477	98	14
Total net sales	$82,601	$26,347	$24,560

	Long-Lived Assets
	2005	2004	2003
Canada	$1,504	$338	$404
Europe	45	28	40

Long-lived assets represent property, plant and equipment, net of related depreciation. Long-lived assets in service at the Japan and China offices were not material as of December 31, 2005 and 2004.

(12) Quarterly Results (unaudited)

The following selected quarterly data has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. This selected quarterly information has been restated for, and as of the end of, the first three quarters of 2005 and all quarters of 2004 from previously reported information filed on Forms 10-Q and Form 10-K, as a result of the restatement of our financial results as discussed in Note 13. These restatement adjustments are described in Note 13 for the respective annual periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon. Footnotes (a) through (e) in the following tables may be found on page 101 of this Annual Report on Form 10-K.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	March 31, 2004	Adjustments	March 31, 2004
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$6,156	$(2,113)	$4,043
Services and maintenance(a)	2,481	(522)	1,959
Total net sales	8,637	(2,635)	6,002
Cost of sales:
Software and other(d)	1,115	(534)	581
Services and maintenance	1,466		1,466
Amortization(e)	638	(97)	541
Total cost of sales	3,219	(631)	2,588
Gross margin	5,418	(2,004)	3,414
Operating costs and expenses:
Sales and marketing(b)	1,694	(84)	1,610
Product research and development	482		482
General and administrative	912		912
Depreciation and amortization(e)	189	97	286
Total operating costs and expenses	3,277	13)	3,290
Operating income	2,141	(2,017)	124
Other income	52		52
Income before income taxes	2,193	(2,017)	176
Income tax expense(c)	839	(772)	67
Net income	$1,354	$(1,245)	$109
Net income per share—basic	$0.10	(0.09)	$0.01
Weighted average number of shares of Common Stock outstanding—basic	12,886,780		12,886,780
Net income per share—diluted	$0.10	(0.09)	$0.01
Weighted average number of shares of Common Stock outstanding—diluted	13,752,543		13,752,543

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2004	Adjustments	March 31, 2004
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$18,113		$18,113
Accounts receivable, net	8,230		8,230
Inventory	910		910
Prepaid expenses(b)	447	84	531
Deferred income taxes(c)	2,953	1,669	4,622
Other current assets(d)	276	1,707	1,983
Total current assets	30,929	3,460	34,389
Net property and equipment	1,671		1,671
Purchased and developed software, net	8,828		8,828
Acquired intangibles, net	1,475		1,475
Goodwill	21,736		21,736
Other assets	141		141
Total assets	$64,780	3,460	$68,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$998		$998
Accrued wages	803		803
Other accrued liabilities	878		878
Deferred revenue(a)	4,704	8,360	13,064
Total current liabilities	7,383	8,360	15,743
Deferred income taxes(c)	2,106	(988)	1,118
Total liabilities	9,489	7,372	16,861
Total shareholders’ equity	55,291	(3,912)	51,379
Total liabilities and shareholders’ equity	$64,780	3,460	$68,240

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	June 30, 2004	Adjustments	June 30, 2004
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$6,113	$(1,805)	$4,308
Services and maintenance(a)	2,794	(770)	2,024
Total net sales	8,907	(2,575)	6,332
Cost of sales:
Software and other(d)	962	(494)	468
Services and maintenance	1,568		1,568
Amortization(e)	642	(97)	545
Total cost of sales	3,172	(591)	2,581
Gross margin	5,735	(1,984)	3,751
Operating costs and expenses:
Sales and marketing(b)	1,711	(44)	1,667
Product research and development	423		423
General and administrative	1,024		1,024
Depreciation and amortization(e)	196	97	293
Total operating costs and expenses	3,354	53	3,407
Operating income	2,381	(2,037)	344
Other income	108		108
Income before income taxes	2,489	(2,037)	452
Income tax expense(c)	992	(814)	178
Net income	$1,497	$(1,223)	$274
Net income per share—basic	$0.12	(0.10)	$0.02
Weighted average number of shares of Common Stock outstanding—basic	12,968,889		12,968,889
Net income per share—diluted	$0.11	(0.09)	$0.02
Weighted average number of shares of Common Stock outstanding—diluted	13,782,440		13,782,440

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2004	Adjustments	June 30, 2004
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$20,683		$20,683
Accounts receivable, net	8,751		8,751
Inventory	958		958
Prepaid expenses(b)	469	130	599
Deferred income taxes(c)	2,850	1,773	4,623
Other current assets(d)	491	2,073	2,564
Total current assets	34,202	3,976	38,178
Net property and equipment	1,530		1,530
Purchased and developed software, net	9,170		9,170
Acquired intangibles, net	1,378		1,378
Goodwill	21,714		21,714
Other assets	134		134
Total assets	$68,128	3,976	$72,104
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,042		$1,042
Accrued wages	817		817
Other accrued liabilities(b)	1,229	(711)	518
Deferred revenue(a)	5,797	10,810	16,607
Total current liabilities	8,885	10,100	18,984
Deferred income taxes(c)	2,106	(987)	1,119
Total liabilities	10,991	9,112	20,103
Total shareholders’ equity	57,137	(5,136)	52,001
Total liabilities and shareholders’ equity	$68,128	3,976	$72,104

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	September 30, 2004	Adjustments	September 30, 2004
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$6,280	$(1,517)	$4,763
Services and maintenance(a)	3,027	(646)	2,381
Total net sales	9,307	(2,163)	7,144
Cost of sales:
Software and other(d)	964	(234)	730
Services and maintenance	1,490		1,490
Amortization(e)	754	(97)	657
Total cost of sales	3,208	(331)	2,877
Gross margin	6,099	(1,832)	4,267
Operating costs and expenses:
Sales and marketing(b)	1,683	(31)	1,652
Product research and development	559		559
General and administrative	1,258		1,258
Depreciation and amortization(e)	202	97	299
Total operating costs and expenses	3,702	66	3,768
Operating income	2,397	(1,898)	499
Other income	92		92
Income before income taxes	2,489	(1,898)	591
Income tax expense (benefit)(c)	252	(589)	(337)
Net income	$2,237	$(1,309)	$928
Net income per share—basic	$0.17	(0.10)	$0.07
Weighted average number of shares of Common Stock outstanding—basic	13,039,123		13,039,123
Net income per share—diluted	$0.16	(0.09)	$0.07
Weighted average number of shares of Common Stock outstanding—diluted	13,748,894		13,748,894

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2004	Adjustments	September 30, 2004
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$23,977		$23,977
Accounts receivable, net(a)	10,254	(794)	9,460
Inventory	1,094		1,094
Prepaid expenses(b)	606	161	767
Deferred income taxes(c)	2,620	2,516	5,136
Other current assets(d)	1,124	2,082	3,206
Total current assets	39,675	3,965	43,640
Net property and equipment	1,424		1,424
Purchased and developed software, net	9,502		9,502
Acquired intangibles, net	1,280		1,280
Goodwill	21,714		21,714
Other assets	129		129
Total assets	$73,724	3,965	$77,689
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$1,346	(9)	$1,337
Accrued wages	1,338		1,338
Other accrued liabilities(b)	786	(735)	51
Deferred revenue(a)	7,759	12,139	19,898
Total current liabilities	11,229	11,395	22,624
Deferred income taxes(c)	2,170	(987)	1,183
Total liabilities	13,399	10,408	23,807
Total shareholders’ equity	60,325	(6,443)	53,882
Total liabilities and shareholders’ equity	73,724	3,965	$77,689

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	December 31, 2004	Adjustments	December 31, 2004
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$6,721	$(2,393)	$4,328
Services and maintenance(a)	3,433	(893)	2,540
Total net sales	10,154	(3,286)	6,868
Cost of sales:
Software and other(d)	858	(336)	522
Services and maintenance	1,583		1,583
Amortization(e)	847	(97)	750
Total cost of sales	3,288	(433)	2,855
Gross margin	6,866	(2,853)	4,013
Operating costs and expenses:
Sales and marketing(b)	2,124	(45)	2,079
Product research and development	503		503
General and administrative(a)	1,645	(19)	1,626
Depreciation and amortization(e)	177	97	274
Total operating costs and expenses	4,449	33	4,482
Operating income	2,417	(2,886)	(469)
Other income	217		217
Income before income taxes	2,634	(2,886)	(252)
Income tax expense (benefit)(c)	255	(1,385)	(1,130)
Net income	$2,379	$(1,501)	$878
Net income per share—basic	$0.18	(0.11)	$0.07
Weighted average number of shares of Common Stock outstanding—basic	13,159,781		13,159,781
Net income per share—diluted	$0.17	(0.11)	$0.06
Weighted average number of shares of Common Stock outstanding—diluted	14,007,183		14,007,183

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2004	Adjustments	December 31, 2004
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,067		$28,067
Accounts receivable, net(a)	11,100	(794)	10,306
Inventory	1,082		1,082
Prepaid expenses(b)	495	206	701
Deferred income taxes(c)	3,076	4,234	7,310
Other current assets(d)	1,417	2,902	4,319
Total current assets	45,237	6,548	51,785
Net property and equipment	1,497		1,497
Purchased and developed software, net	9,751		9,751
Acquired intangibles, net	1,183		1,183
Goodwill	21,167		21,167
Other assets	108		108
Total assets	$78,943	6,548	$85,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$2,020	(9)	$2,011
Accrued wages	1,414		1,414
Other accrued liabilities(b)	1,202	(195)	1,007
Deferred revenue(a)	8,678	15,890	24,568
Total current liabilities	13,314	15,686	29,000
Deferred income taxes(c)	2,062	(1,194)	868
Total liabilities	15,376	14,492	29,868
Total shareholders’ equity	63,567	(7,944)	55,623
Total liabilities and shareholders’ equity	$78,943	6,548	$85,491

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	March 31, 2005	Adjustments	March 31, 2005
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$7,109	$(2,461)	$4,648
Services and maintenance(a)	3,392	(1,103)	2,289
Total net sales	10,501	(3,564)	6,937
Cost of sales:
Software and other(d)	989	(419)	570
Services and maintenance	1,634		1,634
Amortization(e)	806	(104)	702
Total cost of sales	3,429	(523)	2,906
Gross margin	7,072	(3,041)	4,031
Operating costs and expenses:
Sales and marketing(b)	1,655	(75)	1,580
Product research and development	753		753
General and administrative(a)	1,318	(100)	1,218
Acquired in-process research and development	—		—
Restructuring and other expenses	—		—
Depreciation and amortization(e)	199	104	303
Total operating costs and expenses	3,925	(71)	3,854
Operating income	3,147	(2,970)	177
Other income	77		77
Income before income taxes	3,224	(2,970)	254
Income tax expense(c)	1,128	(1,039)	89
Net income	$2,096	$(1,931)	$165
Net income per share—basic	$0.16	(0.15)	$0.01
Weighted average number of shares of Common Stock outstanding—basic	13,208,370		13,208,370
Net income per share—diluted	$0.15	(0.14)	$0.01
Weighted average number of shares of Common Stock outstanding—diluted	13,992,241		13,992,241

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	Adjustments	March 31, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,569		$22,569
Accounts receivable, net(a)	12,552	(995)	11,557
Inventory	1,094		1,094
Prepaid expenses(b)	1,069	281	1,350
Deferred income taxes(c)	2,841	5,273	8,114
Other current assets(d)	1,951	3,231	5,182
Total current assets	42,076	7,790	49,866
Net property and equipment	1,758		1,758
Purchased and developed software, net	10,685		10,685
Acquired intangibles, net	1,163		1,163
Goodwill	25,995		25,995
Other assets	775	(2)	773
Total assets	$82,452	7,788	$90,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$2,888	(11)	$2,877
Accrued wages	896		896
Other accrued liabilities(b)	1,727	(204)	1,523
Deferred revenue(a)	9,025	19,073	28,098
Total current liabilities	14,536	18,858	33,394
Deferred income taxes(c)	2,060	(1,195)	865
Total liabilities	16,596	17,663	34,259
Total shareholders’ equity	65,856	(9,875)	55,981
Total liabilities and shareholders’ equity	$82,452	7,788	$90,240

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	June 30, 2005	Adjustments	June 30, 2005
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$13,755	$(2,718)	$11,037
Services and maintenance(a)	5,018	(894)	4,124
Total net sales	18,773	(3,612)	15,161
Cost of sales:
Software and other(d)	2,066	(261)	1,805
Services and maintenance	2,478		2,478
Amortization(e)	1,881	6	1,887
Total cost of sales	6,425	(255)	6,170
Gross margin	12,348	(3,357)	8,991
Operating costs and expenses:
Sales and marketing(b)	2,880	(70)	2,810
Product research and development	1,648		1,648
General and administrative(a)	4,122	(156)	3,966
Acquired in-process research and development	12,989		12,989
Restructuring and other expenses	589		589
Depreciation and amortization(e)	1,093	(6)	1,087
Total operating costs and expenses	23,321	(232)	23,089
Operating income (loss)	(10,973)	(3,125)	(14,098)
Other income	87		87
Income (loss) before income taxes	(10,886)	(3,125)	(14,011)
Income tax expense(c)	991	199	1,190
Net income (loss)	$(11,877)	$(3,324)	$(15,201)
Net income (loss) per share—basic	$(0.62)	(0.17)	$(0.79)
Weighted average number of shares of Common Stock outstanding—basic	19,254,640		19,254,640
Net income (loss) per share—diluted	$(0.62)	(0.17)	$(0.79)
Weighted average number of shares of Common Stock outstanding—diluted	19,254,640		19,254,640

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2005	Adjustments	June 30, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,830		$39,830
Accounts receivable, net(a)	24,944	(1,190)	23,754
Inventory	1,814		1,814
Prepaid expenses(b)	2,507	350	2,857
Deferred income taxes(c)	2,936	5,887	8,823
Other current assets(d)	1,733	3,091	4,824
Total current assets	73,764	8,138	81,902
Net property and equipment	3,882		3,882
Purchased and developed software, net	22,905		22,905
Acquired intangibles, net	12,934		12,934
Goodwill(b)	353,832	1,121	354,953
Other assets(b)	1,947	1,400	3,347
Total assets	$469,264	10,659	$479,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$7,300		$7,300
Accrued wages	5,988		5,988
Other accrued liabilities(b)	5,635	(522)	5,113
Deferred revenue(a)	12,853	22,111	34,964
Income taxes payable(c)	—	3,464	3,464
Total current liabilities	31,776	25,053	56,829
Deferred income taxes and other(c)	2,251	(1,195)	1,056
Total shareholders’ equity	435,237	(13,199)	422,038
Total liabilities and shareholders’ equity	$469,264	10,659	$479,923

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	September 30, 2005	Adjustments	September 30, 2005
	(As reported)		(As restated)
	(In thousands, except for share and per share data)
Net sales:
Software and other(a)	$24,744	$1,989	$26,733
Services and maintenance(a)	7,979	331	8,310
Total net sales	32,723	2,320	35,043
Cost of sales:
Software and other(d)	2,144	443	2,587
Services and maintenance	3,451		3,451
Amortization(e)	1,211	(49)	1,162
Total cost of sales	6,806	394	7,200
Gross margin	25,917	1,926	27,843
Operating costs and expenses:
Sales and marketing(b)	4,252	4	4,256
Product research and development	3,513		3,513
General and administrative(a)	4,392	(387)	4,005
Acquired in-process research and development	57		57
Restructuring and other expenses	160		160
Depreciation and amortization(e)	990	49	1,039
Total operating costs and expenses	13,364	(334)	13,030
Operating income	12,553	2,260	14,813
Other income	160		160
Income before income taxes	12,713	2,260	14,973
Income tax expense(c)	4,596	777	5,373
Net income	$8,117	$1,483	$9,600
Net income per share—basic	$0.25	0.05	$0.30
Weighted average number of shares of Common Stock outstanding—basic	32,491,717		32,491,717
Net income per share—diluted	$0.24	0.04	$0.28
Weighted average number of shares of Common Stock outstanding—diluted	34,271,312		34,271,312

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2005	Adjustments	September 30, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$46,465		$46,465
Accounts receivable, net(a)	34,251	(1,154)	33,097
Inventory	1,838		1,838
Prepaid expenses(b)	2,502	347	2,849
Deferred income taxes(c)	3,023	4,976	7,999
Other current assets(d)	2,443	2,403	4,846
Total current assets	90,522	6,572	97,094
Net property and equipment	3,758		3,758
Purchased and developed software, net	22,633		22,633
Acquired intangibles, net	12,359		12,359
Goodwill	348,575	1,121	349,696
Other assets(d)	2,350	1,324	3,674
Total assets	$480,197	9,017	$489,214
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,071		$6,071
Accrued wages	6,657		6,657
Other accrued liabilities(b)	3,672	(656)	3,016
Deferred revenue(a)	12,129	19,033	31,162
Income taxes payable(c)	—	3,550	3,550
Total current liabilities	28,529	21,927	50,456
Deferred income taxes(c)	2,268	(1,194)	1,074
Total liabilities	30,797	20,733	51,530
Total shareholders’ equity	449,400	(11,716)	437,684
Total liabilities and shareholders’ equity	$480,197	9,017	$489,214

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

December 31, 2005
(In thousands, except for share and per share data)
Net sales:
Software and other	$17,702
Services and maintenance	7,758
Total net sales	25,460
Cost of sales:
Software and other	1,959
Services and maintenance	3,542
Amortization	3,989
Total cost of sales	9,490
Gross margin	15,970
Operating costs and expenses:
Sales and marketing	5,000
Product research and development	4,000
General and administrative	2,435
Restructuring and other expenses	(219)
Depreciation and amortization	1,119
Total operating costs and expenses	12,335
Operating income	3,635
Other income	382
Income before income taxes	4,017
Income tax expense	1,238
Net income	$2,779
Net income per share—basic	$0.08
Weighted average number of shares of Common Stock outstanding—basic	33,523,440
Net income per share—diluted	$0.08
Weighted average number of shares of Common Stock outstanding—diluted	34,930,278

(a)    Impact of deferral of net sales attributed to factors discussed in the Revenue Recognition section of Note 13 for the period, including cumulative effect of all periods on accounts receivable and related reserves and deferred revenue.

(b)   Impact of other adjustments discussed in Note 13 for current period, primarily consisting of an allocation adjustment between goodwill and other assets and commissions. Balance sheet impact is cumulative for all periods impacted.

(c)    Impact on income tax expense, net of all adjustments during the period at the statutory tax rate, including cumulative effect of all periods on current deferred income taxes and long-term deferred income tax liabilities. Impact of factors discussed in the Income Taxes section of Note 13.

(d)   Impact of deferral of costs associated with net sales deferred attributed to factors discussed in the Revenue Recognition section of Note 13 for the period, including cumulative effect of all periods on other current assets, where such deferred costs are classified.

(e)    Reclassification of amortization associated with customer intangibles to be consistent with prior year classification.

(13) Restatement of Consolidated Financial Statements

From January 10, 2006 through May 26, 2006, we received eleven anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and related revenue recognition, and disclosure practices. The Audit Committee of our Board of Directors retained the law firm of Sidley Austin LLP (“Sidley”) and the forensic accounting firm of Alvarez & Marsal to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley and Alvarez & Marsal conducted a comprehensive investigation of our accounting and financial reporting practices related to the matters described in the anonymous letters, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and Cedara Software, which we acquired in June 2005. Based upon the results of the investigation, the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. The errors identified in previously issued financial statements are described below.

Revenue Recognition

We determined that we overstated net sales during 2002, 2003, 2004 and the first three quarters of 2005 due to the following:

•  Delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected based on express representations we made to our customers or implied representations, made to our customers that arose from our demonstrations of the software products during the sales process. We have deferred such revenue until the delivery of the expected product functionality, the majority of which occurred in the third and fourth quarters of 2005 and the second quarter of 2006.

•  Collectibility was not reasonably assured at the time certain revenue was recognized. Some of our contracts failed to reflect contingencies expressly demanded by the customer. We have not recognized revenue until collectibility became reasonably assured, generally as cash was collected from the respective customer.

•  Recording revenue prior to shipment of the correct products included in a customer’s contract. We have deferred revenue until shipment of the appropriate products occurred.

•  Recording of revenue prior to shipment of all software products included in a customer’s contract. Since we did not have vendor specific objective evidence of fair value for the software element of certain of our contracts, we were required to defer all revenue for certain customer orders with partial software product shipment until delivery of all software products occurred.

•  For certain customers’ contracts, we were unable to establish vendor specific objective evidence of fair value of maintenance. We have deferred the related contract value and are recognizing revenue ratably over the related maintenance period.

•  We determined that we failed to reduce net sales attributable to a contract although we had agreed to provide the customer with $200 in additional software at no additional cost to the customer.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for the quarter ended, and as of, June 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of goods sold related to contracts impacted, deferred revenue (net of the costs of goods), bad debt expense, and the related accounts receivable allowance, accounts receivable and commission expense.

The effect of these changes on the Consolidated Balance Sheet, Consolidated Statements of Operations and Consolidated Statements of Cash Flows are set forth below. Opening retained earnings at December 31, 2002 has been restated to reflect deferral of net sales, net of deferred costs and income tax adjustments. Footnotes (a) through (e) in the following tables may be found on page 107 of this Annual Report on Form 10-K.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	Adjustments	December 31, 2004
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,067		$28,067
Accounts receivable, net(a)	11,100	(794)	10,306
Inventory	1,082		1,082
Prepaid expenses(b)	495	206	701
Deferred income taxes(c)	3,076	4,234	7,310
Other current assets(d)	1,417	2,902	4,319
Total current assets	45,237	6,548	51,785
Net property and equipment	1,497		1,497
Purchased and developed software, net	9,751		9,751
Acquired intangibles, net	1,183		1,183
Goodwill	21,167		21,167
Other assets	108		108
Total assets	$78,943	6,548	$85,491
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$2,020	(9)	$2,011
Accrued wages	1,414		1,414
Other accrued liabilities(b)	1,202	(195)	1,007
Deferred revenue(a)	8,678	15,890	24,568
Total current liabilities	13,314	15,686	29,000
Income taxes payable	—	—	—
Deferred income taxes(c)	2,062	(1,194)	868
Total liabilities	15,376	14,492	29,868
Total shareholders’ equity	63,567	(7,944)	55,623
Total liabilities and shareholders’ equity	$78,943	6,548	$85,491

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Year Ended December 31, 2003	Adjustments	Year Ended December 31, 2003
	(As reported)		(As restated)
Net sales:
Software and other(a)	$21,153	$(3,621)	$17,532
Services and maintenance(a)	7,524	(496)	7,028
Total net sales	28,677	(4,117)	24,560
Cost of sales:
Software and other(d)	3,394	(527)	2,867
Services and maintenance	3,530		3,530
Amortization(e)	2,046	(275)	1,771
Total cost of sales	8,970	(802)	8,168
Gross margin	19,707	(3,315)	16,392
Operating costs and expenses:
Sales and marketing	6,543		6,543
Product research and development	2,063		2,063
General and administrative(a)	3,527	101	3,628
Depreciation and amortization(e)	573	275	848
Total operating costs and expenses	12,706	376	13,082
Operating income	7,001	(3,691)	3,310
Other income (expense)	(102)		(102)
Income before income taxes	6,899	(3,691)	3,208
Income tax expense (benefit)(c)	660	1,886	(1,226)
Net income	$6,239	$(1,805)	$4,434
Net income per share—basic	$0.53	(0.15)	$0.38
Weighted average number of shares of Common Stock outstanding—basic	11,566,054		11,566,054
Net income per share—diluted	$0.49	(0.14)	$0.35
Weighted average number of shares of Common Stock outstanding—diluted	12,586,900		12,586,900

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(in thousands, except for share and per share data)

	Year Ended December 31, 2004	Adjustments	Year Ended December 31, 2004
	(As reported)		(As restated)
Net sales:
Software and other(a)	$25,270	$(7,826)	$17,444
Services and maintenance(a)	11,735	(2,832)	8,903
Total net sales	37,005	(10,658)	26,347
Cost of sales:
Software and other(d)	3,898	(1,596)	2,302
Services and maintenance	6,108		6,108
Amortization(e)	2,881	(390)	2,491
Total cost of sales	12,887	(1,986)	10,901
Gross margin	24,118	(8,672)	15,446
Operating costs and expenses:
Sales and marketing(b)	7,212	(206)	7,006
Product research and development	1,967		1,967
General and administrative(a)	4,839	(19)	4,820
Acquired in-process research and development	—		—
Restructuring and other expenses	—		—
Depreciation and amortization(e)	764	390	1,154
Total operating costs and expenses	14,782	165	14,947
Operating income	9,336	(8,837)	499
Other income	469		469
Income before income taxes	9,805	(8,837)	968
Income tax expense (benefit)(c)	2,338	3,560	(1,222)
Net income	$7,467	$(5,277)	$2,190
Net income per share—basic	$0.57	(0.40)	$0.17
Weighted average number of shares of Common Stock outstanding—basic	13,013,927		13,013,927
Net income per share—diluted	$0.54	(0.38)	$0.16
Weighted average number of shares of Common Stock outstanding—diluted	13,827,522		13,827,522

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2003	Adjustments	Year Ended December 31, 2003
	(As reported)		(As restated)
Cash flows from operating activities:
Net income(e)	$6,239	(1,805)	$4,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,633		2,633
Amortization of discount on note assumed in merger	16		16
Provision for doubtful accounts receivable, net of recoveries(a)	81	59	140
Deferred income taxes(c)	101	(1,884)	(1,783)
In-process research and development	—		—
Stock compensation expense	—		—
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable(a)	904	(471)	433
Inventory	(440)		(440)
Prepaid expenses	(51)		(51)
Accounts payable	(483)		(483)
Accrued wages	(369)		(369)
Other accrued liabilities	78		78
Deferred revenue(a)	1,561	4,630	6,191
Other assets(d)	(176)	(527)	(703)
Other(b)	304	(2)	302
Net cash provided by operating activities	10,398	—	10,398
Net cash provided by (used in) investing activities	(8,208)		(8,208)
Net cash provided by financing activities	10,101		10,101
Effect of exchange rate changes on cash	169		169
Net increase in cash	12,460		12,460
Cash and cash equivalents, beginning of period	4,411		4,411
Cash and cash equivalents, end of period	$16,871		$16,871

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31, 2004	Adjustments	Year Ended December 31, 2004
	(As reported)		(As restated)
Cash flows from operating activities:
Net income(e)	$7,467	(5,277)	$2,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,645		3,645
Amortization of discount on note assumed in merger	12		12
Provision for doubtful accounts receivable, net of recoveries(a)	123	24	147
Deferred income taxes(c)	1,913	(3,544)	(1,631)
In-process research and development	—		—
Stock compensation expense	—		—
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable(a)	(2,800)	770	(2,030)
Inventory	(189)		(189)
Prepaid expenses(b)	(198)	(206)	(404)
Accounts payable(b)	720	(9)	711
Accrued wages	500		500
Other accrued liabilities(d)	399	(178)	221
Deferred revenue(a)	3,554	10,163	13,717
Other assets(d)	(917)	(1,728)	(2,645)
Other(b)	(317)	(15)	(332)
Net cash provided by operating activities	13,912	—	13,912
Net cash provided by (used in) investing activities	(4,044)		(4,044)
Net cash provided by financing activities	1,323		1,323
Effect of exchange rate changes on cash	5		5
Net increase in cash	11,196		11,196
Cash and cash equivalents, beginning of period	16,871		16,871
Cash and cash equivalents, end of period	$28,067		$28,067

(a)    Impact of deferral of net sales attributed to factors described above in the Revenue Recognition section of Note 13 for the period, including cumulative effect of all periods on accounts receivable and related reserves and deferred revenue.

(b)   Impact of other adjustments discussed in Note 13 for current period, primarily consisting of commissions. Balance sheet impact is cumulative for all periods impacted.

(c)    Impact on income tax expense, net of all adjustments during the period at the statutory tax rate, including cumulative effect of all periods on current deferred income taxes and long-term deferred income tax liabilities. Impact of factors discussed in the Income Taxes section of Note 13.

(d)   Impact of deferral of costs associated with net sales deferred attributed to factors described in the Revenue Recognition section of Note 13 for the period, including cumulative effect of all periods on other current assets, where such deferred costs are classified.

(e)    Reclassification of amortization associated with customer intangibles to be consistent with prior year classification.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.     CONTROLS AND PROCEDURES

(a)   Background on the Restatement

From January 10, 2006 through May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and disclosure practices. More specifically, the letters contained allegations of improper revenue recognition practices. The Audit Committee of our Board of Directors took a leadership role in assessing these matters and determining appropriate corrective action with the assistance of outside counsel. The Audit Committee retained the independent national law firm of Sidley Austin LLP and Alvarez & Marsal, a nationally-recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley Austin LLP and Alvarez & Marsal conducted a comprehensive investigation of our accounting and financial reporting practices, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and former employees of Cedara Software Corp., which we acquired in June 2005. Throughout the investigation, the Audit Committee’s independent advisors provided the Audit Committee and the remainder of our Board of Directors with periodic updates with respect to their findings. In the course of the investigation, Sidley Austin LLP and Alvarez & Marsal regularly consulted with KPMG LLP, our independent registered public accountants.

Based upon the normal year end closing process and the preliminary findings of the investigation, we identified certain errors in our financial statements for the second and third quarters of 2005. On May 15, 2006, Richard A. Linden, our former President and Chief Executive Officer, submitted his resignation from all positions with us and our subsidiaries, including as an officer, employee and director, and our Board of Directors accepted Mr. Linden’s resignation.

On June 29, 2006, soon after Sidley Austin LLP completed its investigation, Sidley Austin LLP reported its findings to the Audit Committee, and the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Furthermore, the audit reports of KPMG LLP with respect to those financial statements should no longer be relied upon. On June 30, 2006, the Audit Committee presented its recommendations to all of our non-employee directors. On July 2, 2006, our Board of Directors held a meeting at which it accepted the resignations of each of William C. Mortimore, our former interim Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former Senior Vice President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors.

The errors identified in previously issued financial statements are described below.

Revenue Recognition

We determined that we overstated net sales for 2002, 2003, 2004 and the first nine months of 2005 due to the following:

•   Delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected based on express representations we made to our customers or implied representations that arose from our demonstrations of the software products during the sales process. We have deferred such revenue until the delivery of the expected product functionality, the majority of which occurred in the third and fourth quarters of 2005 and the second quarter of 2006.

•   Collectibility was not reasonably assured at the time certain revenue was recognized. Some of our contracts failed to reflect contingencies expressly demanded by the customer. We have not recognized revenue until collectibility became reasonably assured, generally as cash was collected from the respective customer.

•   Recording revenue prior to shipment of the correct products included in a customer’s contract. We have deferred revenue until shipment of the appropriate products occurred.

•   Recording of revenue prior to shipment of all software products included in a customer’s contract. Since we did not have vendor specific objective evidence of fair value for the undelivered software element of certain of our contracts, we were required to defer all revenue for certain customer orders with partial software product shipment until delivery of all software products occurred.

•   For certain customers’ contracts, we were unable to establish vendor specific objective evidence of fair value of maintenance. We have deferred the related contract value and are recognizing revenue ratably over the related maintenance period.

•   We determined that we failed to reduce net sales attributable to a contract although we had agreed to provide the customer with additional software at no additional cost to the customer.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill for the quarter ended, and as of, June 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of goods sold related to contracts impacted, deferred revenue (net of the costs of goods), bad debt expense, and the related accounts receivable allowance, accounts receivable and commission expense.

(b)   Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described below, under “Management’s Report on Internal

Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting as of December 31, 2005 relating to our control environment, revenue recognition, accounting for income taxes and accounting for business combinations. Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(c)   Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness in internal control over financial reporting (as defined in Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1.     Our control environment was not adequate because certain former members of senior management did not set a proper ethical tone within our organization and instill an attitude of control compliance. Certain former members of our management were directly involved in circumventing our accounting controls, and other former members of our management were aware, or should have been aware, that such controls were being circumvented. This deficiency contributed to material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005, June 30, 2005 and March 31, 2005 and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

2.     We did not maintain effective policies and procedures relating to revenue recognition associated with our sales contracts. This lack of effective policies and procedures contributed to our premature recognition of revenue related to components of our software contracts that were undelivered as of a reporting date, for which we were unable to establish fair value, or to contracts for which collectibility was not reasonably assured. These deficiencies resulted in material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005, June 30, 2005 and March 31, 2005 and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

3.     We did not maintain effective policies and procedures over the accounting for income taxes. Specifically, our policies and procedures did not provide for obtaining third party technical assistance in connection with our accounting for the income tax consequences of complex transactions. This deficiency resulted in material misstatements in our interim consolidated financial statements as of and for the interim periods ended September 30, 2005 and June 30, 2005.

4.     We did not maintain effective controls over the accounting for business combinations. Specifically, we did not have formal policies and procedures to provide for a sufficient analysis to identify all assets acquired in business combinations to appropriately allocate the purchase price. This deficiency resulted in material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005 and June 30, 2005.

As a result of the material weaknesses described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established by COSO.

We acquired Cedara Software Corp. during 2005. The acquired assets represented $57,422,000 of our total consolidated assets as of December 31, 2005 and $43,770,000 of our 2005 consolidated net sales. We did not conduct an assessment of the effectiveness of internal control over financial reporting associated with Cedara Software Corp., as permitted by the implementation guidance set forth by the SEC in June 2004 (and revised on October 6, 2004) to issuers relating to the SEC’s final rules on internal control over financial reporting.

KPMG LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting. This report can be found in section (d) below.

(d)   Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Merge Technologies Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A((c)), that Merge Technologies Incorporated (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.      The Company’s control environment was not adequate because certain former members of senior management did not set a proper ethical tone within the Company’s organization and instill an attitude of control compliance. Certain former members of the Company’s management were directly involved in circumventing the Company’s accounting controls, and other former members of the Company’s management were aware, or should have been aware, that such controls were being circumvented. This deficiency contributed to material misstatements in the Company’s interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005, June 30, 2005 and March 31, 2005 and the Company’s annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as the Company’s consolidated financial statements for interim periods within those years.

2.      The Company did not maintain effective policies and procedures relating to revenue recognition associated with the Company’s sales contracts. This lack of effective policies and procedures contributed to the Company’s premature recognition of revenue related to components of its software contracts that were undelivered as of a reporting date, for which the Company was unable to establish fair value, or to contracts for which collectibility was not reasonably assured. These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005, June 30, 2005 and March 31, 2005 and the Company’s annual consolidated financial statements as of, and for the years ended, December 31,

2004, 2003 and 2002, as well as the Company’s consolidated financial statements for interim periods within those years.

3.      The Company did not maintain effective policies and procedures over the accounting for income taxes. Specifically, the Company’s policies and procedures did not provide for obtaining third party technical assistance in connection with the Company’s accounting for the income tax consequences of complex transactions. This deficiency resulted in material misstatements in the Company’s interim consolidated financial statements as of and for interim periods ended September 30, 2005 and June 30, 2005.

4.      The Company did not maintain effective controls over the accounting for business combinations. Specifically, the Company did not have formal policies and procedures to provide for a sufficient analysis to identify all assets acquired in business combinations to appropriately allocate the purchase price. This deficiency resulted in material misstatements in the Company’s interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005 and June 30, 2005.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Cedara Software Corp. (the “acquired entity”) during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the acquired entity’s internal control over financial reporting associated with total assets of $57,422,000 and net sales of $43,770,000 included in the consolidated financial statements of the Company as of, and for the year ended, December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired entity.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated August 29, 2006, which expressed an unqualified opinion on the consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
August 29, 2006

(e)   Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on the recommendations of Sidley Austin LLP, Alvarez & Marsal and our Chief Accounting Officer, the Audit Committee of our Board has approved and adopted the following remediation plan to address the issues raised in the independent investigation conducted by Sidley Austin LLP, the deficiencies in our disclosure controls and procedures and the material weaknesses in our internal control over financial reporting described above under “Management’s Report on Internal Control Over Financial Reporting”:

1.     On May 15, 2006, our Board accepted Mr. Linden’s resignation from all positions with us and our subsidiaries, including as an officer, employee and director, effective immediately.

2.     We strengthened the oversight role of our independent directors by determining that one of our non-employee directors will serve as Chairman of our Board of Directors. Accordingly, on May 15, 2006, Michael D. Dunham, who had been serving as our lead independent director, was named Chairman of our Board of Directors.

3.     On July 2, 2006, our Board of Directors accepted the resignations of Messrs. Mortimore, Noshay and Veech from all positions with the Company, effective immediately. At the same time, our Board appointed Michael D. Dunham, the Chairman of our Board of Directors, as our principal executive officer on an interim basis. Our Board is searching for a new Chief Executive Officer.

4.     On July 2, 2006, our Board of Directors also appointed Steven M. Oreskovich, who had been serving as our Vice President and Corporate Controller, as our Chief Accounting Officer and interim Treasurer and Secretary. Mr. Oreskovich will serve as our principal accounting officer and interim principal financial officer. Our Board is searching for a Chief Financial Officer.

5.     We will create an internal audit function and appoint a Director of Internal Audit, who will report directly to the Audit Committee of our Board of Directors, to oversee the internal audit function for us. This internal audit function will include the review of each of our sales contracts under which we expect to receive revenue in excess of $100,000. We have retained Alvarez & Marsal, the forensic accounting firm retained by Sidley Austin in connection with its investigation, to consult on a variety of accounting and financial reporting matters, at least until such time as we appoint a Director of Internal Audit.

6.     On August 28, 2006, our Board of Directors approved a revised Audit Committee Charter. See Part III, Item 10, “Directors and Executive Officers of the Registrant—Audit Committee; Audit Committee Financial Expert” in this Annual Report on Form 10-K for more information.

7.     At least until a new Chief Executive Officer is retained, our principal financial officer will report directly to the Audit Committee of our Board.

8.     We will further standardize our OEM contracts to provide additional clarity on issues related to revenue recognition.

9.     Our product documentation and marketing materials will clearly present product functionality available for sale.

10.   We will enhance our contract review process to include a cross functional group that is responsible for reviewing contracts and providing information required to assist us in our determination of revenue recognition.

11.   We will formalize our procedures for project status determination and customer acceptance sign-off.

12.   We will establish formal policies and procedures for the customer audit confirmation process.

13.   We will enhance our continuing education program for our sales and service organization to educate them regarding our revenue recognition policies and we will require sales personnel to verify their compliance with these policies.

14.   We will work with KPMG LLP, our independent registered public accounting firm, to institute a formal disclosure review procedure between the Audit Committee of our Board and our management.

15.   We will establish an ongoing contract review process, related to contracts with non-standard or complex terms, with a goal of determining appropriate accounting treatment prior to quarter-end.

16.   In connection with complex transactions, we will seek expert outside advice on tax issues.

17.   We will establish formal policies and procedures to identify all assets we acquire in business combination transactions.

18.   We have established a disclosure committee to, among other things, assist our principal executive officer and principal financial officer in fulfilling their responsibilities with respect to Sections 302, 404 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

19.   We intend to hire a General Counsel to, among other things, work with our principal executive officer, principal financial officer, principal accounting officer and Director of Internal Audit to further improve our control environment.

We have already begun instituting this remediation plan. The Audit Committee is committed to further refinement and improvement of this plan.

Item 9B.     OTHER INFORMATION

During the fourth quarter of 2005, we did not fail to file a Form 8-K to disclose any information required to be disclosed in a report on such form.

We review goodwill and indefinite lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the three months ended June 30, 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our common stock from the NASDAQ Global Market and notice of an informal non-public inquiry with the Securities Exchange Commission. These events, which did not exist as of December 31, 2005, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.

We have tested our indefinite lived intangible assets and goodwill for impairment as of June 30, 2006 and concluded that our indefinite lived intangible assets were not impaired.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We performed Step I of the impairment test by estimating the Company’s fair value using what we considered to be the most reliable and readily available indicator of fair value, that being the quoted market prices of our shares of common stock. The results of Step I of the impairment test indicated that we have a potential impairment of our goodwill since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value. On August 29, 2006, the Audit Committee of our Board of Directors determined that there was such an impairment.

We are in the process of completing Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other assets to determine the implied fair value of reporting unit goodwill. We are in the process of finalizing our assessment of the fair value utilizing the assistance of independent valuation specialists. We preliminarily estimate that as a result of our Step II analysis, we will record a goodwill impairment charge during the three months ended June 30, 2006 of approximately $220 million, none of which will result in future cash expenditures.

PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following table sets for the names of our Directors and executive officers, and their respective ages and positions with us, followed by a brief biography of each individual, including their business experience during the past five years.

Robert A. Barish, M. D.	52	Director
Dennis Brown	58	Director
Michael D. Dunham	61	Chairman of Board (interim principal executive officer)
Robert T. Geras	68	Director
Anna Marie Hajek	57	Director
R. Ian Lennox	53	Director
Steven M. Oreskovich	34	Chief Accounting Officer, Interim Treasurer and Interim Secretary
Ramamritham Ramkumar	54	Director
Richard A. Reck	56	Director
Robert J. White	43	Interim President and Chief Executive Officer, and President, Merge eMed

Business Experience of Directors and Executive Officers

Robert A. Barish, M. D., a Director, is Vice Dean for Clinical Affairs and Professor of Surgery and Medicine at the University of Maryland School of Medicine. From 1996 to 1998, he served as the chief executive officer of University Care, for University of Maryland Medical. He is a Trustee of the Endowment Fund of the University of Maryland. Dr. Barish holds a B. A. from the University of New Hampshire, an M. D. from the New York Medical College and an M.B.A. from Loyola College. Dr. Barish has served on our Board of Directors since our initial public offering in February 1998.

Dennis Brown, a Director, served as vice president of finance, chief financial officer and treasurer of Apogent Technologies Inc. (“Apogent”), a New York Stock Exchange company from January 2003 to December 2004. Fisher Scientific International Inc. acquired Apogent in August 2004, and after completion of a transition period Mr. Brown retired from Apogent in December 2004. From December 2000 through January 2003, Mr. Brown served as a financial consultant to Apogent. Mr. Brown has also served as vice president, chief financial officer and treasurer of Sybron International Corporation (“Sybron”), a publicly traded company formerly headquartered in Milwaukee, Wisconsin, from January 1993 through December 2000, at which time Sybron’s life sciences group was relocated to Portsmouth, New Hampshire, and Sybron was renamed Apogent. Mr. Brown is a Fellow of the Chartered Institute of Management Accountants (England). Mr. Brown has served on our Board of Directors since May 2003 and previously served on our Board of Directors from the date of our initial public offering in February 1998 until May 2000.

Michael D. Dunham, Chairman of the Board, has served on our Board of Directors since our initial public offering in February 1998 and Chairman of the Board of Directors since May 2006 (including designation as our principal executive officer in July 2006). Mr. Dunham is the owner and, since 2002, has served as president of Dunham Global Associates, Ltd., which owns private companies in the software technology industry. Mr. Dunham previously served as senior vice president of business development of industrial and financial systems, IFS-AB, a publicly traded Sweden-based corporation that markets and supports manufacturing software systems, from 1999 to May 2006. Mr. Dunham co-founded and served as chief executive officer of publicly traded Effective Management Systems, Inc. between 1978 and 1999. Mr. Dunham is a director of Heartland Group, Inc., a mutual funds holding company. Mr. Dunham also served as a director of the Milwaukee Metropolitan Association of Commerce from 1991 to 2004. Mr. Dunham holds a B. S. in Electrical Engineering from the University of Denver and a M.M.S. from the Stevens Institute of Technology.

Robert T. Geras, a Director, has been a shareholder since May 1989 and our Director since prior to our initial public offering in 1998. Since January 2004, Mr. Geras has been a director of Capital Growth Systems, Inc., a public reporting holding company for Nexvu Technologies LLC, an application performance management software company. Mr. Geras has been a private venture investor for more than 25 years and has participated as a director of, investor in, and/or advisor to numerous small businesses in fields ranging from medical equipment, computer software, banking, telecommunications, industrial distribution and the internet. He has also assisted in corporate planning, capital formation and management for his various investments. Mr. Geras holds a B.S.B.A. from Northwestern University.

Anna Marie Hajek, a Director, has been president and chief executive officer of Clarity Group, Inc., a healthcare risk and quality management company specializing in patient safety solutions and professional liability insurance operations since she co-founded the firm in 2000. From 1995 to 2000, Ms. Hajek served as executive vice president and president of the Healthcare Risk Services Group operating division of MMI Companies, Inc. (“MMI”), a New York Stock Exchange company specializing in risk management and liability insurance to the healthcare industry. From 1985 to 1994, she served in various other capacities at MMI. Prior to that time, Ms. Hajek worked in hospital and academic medical center settings in her capacity as a medical technologist and educator. Ms. Hajek received her B. A. with honors from the

College of St. Teresa, Winona, Minnesota, and her Masters Degree in Health Professions Education from the University of Illinois at Chicago. She holds an active Medical Technologist Certification from the American Society of Clinical Pathologists. Ms. Hajek joined our Board of Directors in May 2001.

R. Ian Lennox, a Director is an investor in the life sciences industry. He is a director of several life sciences companies in North America. From 2000 to 2004, Mr. Lennox held leadership positions at MDS Inc. (“MDS”), first as president and chief executive officer, drug discovery and development, and later as president and chief executive officer, pharmaceutical and biotechnology markets. Prior to joining MDS, he was president and chief executive officer of Phoenix International Life Sciences, a NASDAQ listed company, and chairman and chief executive officer of Drug Royalty Corporation, a Toronto Stock Exchange listed company. From 1978 to 1997, Mr. Lennox held progressively senior managerial positions at Monsanto Company, in the U. S., Europe and Latin America, including six years as president and chief executive officer, Monsanto (Canada), based in Toronto. Mr. Lennox has also served as director of a number of life sciences companies and charitable foundations in North America. Mr. Lennox holds an Honours B. S. degree in physiology and pharmacology and an M.B.A. from the University of Western Ontario. He has also completed the executive management program in finance at the Columbia School of Business. Mr. Lennox joined our Board of Directors in August 2005.

Steven M. Oreskovich, has served as our Chief Accounting Officer and interim Treasurer and interim Secretary since July 2006, and served as our Vice President and Corporate Controller from April 2004 to July 2006. Prior to joining us, Mr. Oreskovich served as vice president of finance and operations at Truis, Inc., a company that provided customer intelligence solutions for business-to-business enterprises, from April 2000 to January 2003, and had previously also worked as an auditor at PriceWaterhouseCoopers LLP from September 1994 to April 2000. Mr. Oreskovich holds a B. S. in Accounting from Marquette University.

Ramamritham Ramkumar, a Director, and formerly a director of Cedara Software prior to our business combination with Cedara Software. Mr. Ramkumar has been a principal shareholder and chairman of the board of Process Research ORTECH, Inc., a metallurgical research and development organization, since 1988, and has held various positions at Reff Incorporated, now a division of Knoll Incorporated until 1986. From 1988 to 2004, Mr. Ramkumar held the positions of president and chief executive officer at Inscape Corporation, formerly Office Specialty, and has held various positions at Clarkson Gordon, now Ernst and Young. Mr. Ramkumar has a Bachelor of Technology from Metallurgical Engineering and an M.BA from the University of Toronto. Mr. Ramkumar has been a member of President’s of Entrepreneurial Organizations for over ten years, and is a charter member of the Toronto chapter of TIE and is on the board of Toronto Rehabilitation Hospital. He is also a member of the entrepreneurial advancement board of the Rotman School of Business in Toronto. Mr. Ramkumar has served on our Board of Directors since August 2005.

Richard A. Reck, a Director, is the president of Business Strategy Advisors LLC, a strategy consulting firm, and has served in such capacity since August 2002. During 2005, Mr. Reck joined the boards of Interactive Intelligence, Inc., a publicly held software company, and Advanced Life Sciences Holdings Inc., a publicly held biopharmaceutical company. Mr. Reck joined the certified public accounting firm of KPMG LLP in June 1973 and remained in their employ until his retirement as a partner in July 2002. Since March 2004, Mr. Reck has served as a director of SIVOX Technologies, Inc., a privately held software company. Since 2002, Mr. Reck has served as a director of Liquid Generation, Inc., a privately held company. Mr. Reck also serves on the boards of not for profit entities: the Illinois Information Technology Association, which is a trade association serving software and IT companies in the Midwestern U. S.; the Illinois Technology Development Alliance, which is a public / private partnership between businesses and the State of Illinois, with its objective being to foster economic growth in Illinois; the advisory board of the Illinois Fatherhood Initiative, to provide focus on the importance of fathers in the growth and development of children; and the advisory board of Journeys in Film, which utilizes film to bring cross-cultural knowledge to middle school aged children. Mr. Reck is a certified public accountant and holds a B. A. in Mathematics from DePauw University and an M.B.A. in Accounting from the University of Michigan. Mr. Reck has been a Director of Merge Healthcare since April 2003.

Robert J. White has served as our interim President and Chief Executive Officer since July 2006, and has served as President of Merge eMed since April 2006. Mr. White has more than 20 years of healthcare industry experience. From April 2003 to December 2005, Mr. White served in several key leadership roles, including chief operating officer at SourceOne Healthcare Technologies (“SourceOne”), a leading provider of radiology and digital imaging solutions and services to various healthcare markets. While at SourceOne, Mr. White led overall product and services strategy, business development efforts, and operational execution. For 15 years prior to joining SourceOne, Mr. White served in various senior executive and sales/marketing roles at IBM, including global marketing executive for IBM’s multi-billion dollar healthcare business with responsibility for global marketing, business development and strategy. Mr. White also held senior executive sales and marketing positions with Acclerys, Inc. and Chemdex, Inc. Mr. White holds a B.B.A. from Cleveland State University and an M.B.A. from Case Western Reserve University.

Audit Committee; Audit Committee Financial Expert

The Audit Committee recommends engagement of Merge Healthcare’s independent accountants, approves services performed by these accountants, and reviews and evaluates Merge Healthcare’s accounting and financial reporting system and its system of internal accounting controls.

The Audit Committee, which met nine times in 2005, is comprised of Dennis Brown, as chair, Robert T. Geras and Ramamritham Ramkumar. Mr. Brown has been designated by our Board of Directors as our “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K. All of the members of the Audit Committee are independent, as that term is defined in Section 4200(a)(15) of the National Association of Securities Dealers, Inc’s (the “NASD”) Marketplace Rules.

In August 2006, our Board of Directors adopted a restated Audit Committee Charter. A copy of the restated Audit Committee Charter is attached to this Annual Report on Form 10-K at Exhibit 99 and is available on our website at www.merge.com.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our Directors, employees and officers, including our principal executive officer, our principal financial officer, our controller and persons performing similar functions. Our Code of Ethics, together with the corresponding Whistleblower Policy, are available on our website at www.merge.com. Future material amendments or waivers relating to the Code of Ethics and/or the corresponding Whistleblower Policy will be disclosed on our website referenced in this paragraph within four business days following the date of such amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and members of our Board of Directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of our equity securities with the SEC and the NASD. The SEC requires executive officers, Directors and greater than ten percent (10%) shareholders to furnish us with copies of all these forms filed with the SEC or the NASD.

To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe, with the exception of the filings that were not made on a timely basis as noted below, that all filing requirements applicable to its executive officers, Directors, and greater than ten percent (10%) beneficial owners have been complied with during 2005. A Form 4 was filed on October 26, 2005 on behalf of Brian E. Pedlar with respect to the reporting of an option grant made on October 20, 2005, and a Form 5 filed on May 8, 2006 on behalf of Dennis Brown with respect to a “small share acquisition” made by one of Mr. Brown’s money managers in December 2005, which acquisition Mr. Brown was unaware of at the time it occurred.

Item 11.      EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

Directors’ Compensation

Annual compensation for non-employee Directors for 2005 was comprised of the following components:   cash compensation, consisting of participation awards, meeting and committee meeting fees; and equity compensation, consisting of stock options. Each of these components is described in more detail below. The total compensation of our non-employee Directors for the year ended December 31, 2005 is shown in the following table.

Name	Total ($)	Fees earned or paid in cash ($)	Option Awards ($)(1)
Robert A. Barish, M. D.	$60,750	$33,750	$27,000
Dennis Brown*	$63,500	$36,500	$27,000
Peter J. Cooper	$48,000	$21,000	$27,000
Michael D. Dunham*	$66,000	$39,000	$27,000
Robert T. Geras	$63,500	$36,500	$27,000
Anna Marie Hajek*	$64,750	$37,750	$27,000
R. Ian Lennox	$45,000	$18,000	$27,000
Ramamritham Ramkumar	$38,672	$16,428	$22,244
Richard A. Reck	$51,500	$24,500	$27,000
Frank E. Seidelmann, D. O.	$5,750	$5,750	$0

      * Chair of Committee

  (1) The amounts shown represent 15,000 stock options granted on June 1, 2005 under our 2005 Equity Incentive Plan, each of which had an exercise price of $17.50, the closing price of our Common Stock on the date of grant. The amount shown for Mr. Ramkumar, however, represents 11,178 stock options granted under our 2005 Equity Incentive Plan with an exercise price of $19.38 on the grant date of August 25, 2005, which date was the date of Mr. Ramkumar’s election to our Board of Directors. Dr. Seidelmann, who was no longer on our Board of Directors at the time of the annual stock option grants to our non-employee Directors, was not granted any stock options during 2005. The fair value of each option award was estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of share-based awards on the date of grant is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual and projected employee stock option exercise behavior. See Note 10 of the notes to consolidated financial statements included in this Annual Report on Form 10-K for information regarding the assumptions used to value these stock options.

The following is a description of the compensation plan for our Board of Directors for 2006:

Annual Board / Committee Retainer Fees.   Non-employee Directors receive an annual participation award of $15,000 per year. The non-employee Directors who serve as the Chair of the Audit Committee and the Chair of the Compensation Committee receive an additional $5,000 annual participation award and $4,000 annual participation award, respectively.

Meeting Fees.   Non-employee Directors also received a fee of $1,500 for each Board of Directors meeting or Board Committee meeting attended in person, and a fee of $750 for each Board of Directors or Board Committee meeting attended via teleconference. Directors are also reimbursed for certain expenses incurred in connection with attendance at Board of Directors and Board Committee meetings.

Stock Option Grants.   On the date of our Annual Meeting of Shareholders, Directors who are not employees of Merge Healthcare receive immediately exercisable nonqualified stock options to purchase 15,000 shares of Common Stock of Merge Healthcare under Merge Healthcare’s 2005 Equity Incentive Plan (“Equity Incentive Plan”), with an exercise price equal to the closing price of Merge Healthcare’s shares of Common Stock on such date. Stock options granted to the non-employee Directors under the Equity Incentive Plan expire at the earliest to occur of: (i) the expiration of the option term (no more than ten (10) years), or (ii) the expiration of six (6) months from the date the Director ceases to serve on our Board. Options granted to non-employee Directors under the Equity Incentive Plan may be exercised in whole or in part until termination of the exercise period. If a Director is elected or appointed after the date of the Annual Meeting, the amount of options issued will be prorated to coincide with the time Directors are elected or appointed for the following annual term, and that Director’s stock option exercise price will be equal to the closing price of Merge Healthcare’s shares of Common Stock as of the date of such new Director’s election or appointment to the Board of Directors. Each option granted to Directors under the Equity Incentive Plan is evidenced by a written agreement between Merge Healthcare and the Director.

The Compensation Committee of the Board of Directors has not yet determined whether any changes to this compensation structure will be recommended with respect to the term beginning after the Merge Healthcare Annual Meeting.

Executive Compensation

Set forth below is information concerning the compensation for 2005, 2004 and 2003 for our President and Chief Executive Officer and four other executive officers as of December 31, 2005 (collectively, the “Named Executive Officers”):

Summary Compensation Table

						Long Term Compensation Awards
		Annual Compensation				Number of
Name and Principal Position	Year	Salary	Bonus(1)	Other Annual Compensation ($)		Securities Underlying Options	All Other Compensation ($)(2)	Total ($)(3)
Richard A. Linden	2005	$322,917	—	—		200,000	$6,300	$1,469,217
Former President and	2004	$219,792	$109,863	—		100,000	$8,047
Chief Executive	2003	$220,833	$68,200	—		100,000	$5,000
Officer(4)
William C. Mortimore	2005	$129,167	$35,000	—		35,000	$2,583	$366,250
Former interim	2004	$100,000	$8,930	—		—	$3,189
President and	2003	$162,500	$12,390	—		—	$3,250
Chief Executive Officer and
former Chief Strategist(5)
David M. Noshay	2005	$185,000	$25,000	—		75,000	$5,550	$643,050
Former Senior Vice	2004	$145,000	$32,524	—		10,000	$5,720
President, Strategic	2003	$126,250	$24,480	—		35,000	$3,106
Business
Development(6)
Brian E. Pedlar	2005	$161,460	$90,257	—		115,000	—	$844,817
Former Interim co-President and co-Chief Executive Officer, Former Senior Vice President and Former President of Cedara Software(7)
Scott T. Veech	2005	$216,667	—	$75,000	(8)	150,000	$6,300	$1,152,967
Former Chief	2004	$168,333	$38,152	—		25,000	$6,896
Financial Officer,	2003	$158,333	$30,400	—		35,000	$3,958
Secretary & Treasurer(6)

   (1) Includes amounts earned and accrued during calendar year, but not paid until following calendar year.

   (2) Represents paid contributions to 401(k) profit sharing plan and deferred profit sharing plan (DPSP), as applicable, for the benefit of employees.

   (3) Provided for 2005 only and represents the aggregate total dollar value of each form of compensation quantified in the columns captioned “Salary,” “Bonus,” “Other Annual Compensation” and “All Other Compensation,” and the grant date fair value of the option awards specified in the column captioned “Securities Underlying Options” in this table as disclosed in the Option Grants in Fiscal Year 2005 table (see below) under the column captioned “Grant Date Present Value.”

   (4) Mr. Linden resigned all positions with us and our subsidiaries, including as an officer, employee and Director, in May 2006.

   (5) Mr. Mortimore resigned all positions with us and our subsidiaries, including as an officer, employee and Director, in July 2006.

   (6) Messrs. Noshay and Veech resigned all positions with us and our subsidiaries, including as officers and employees, in July 2006.

   (7) Mr. Pedlar became our employee in June 2005 upon consummation of our business combination with Cedara Software Corp., and became an executive officer of Merge Healthcare on August 25, 2005. Mr. Pedlar departed Merge Healthcare, effective as of the close of business on August 18, 2006.

   (8) Mr. Veech received a bonus for his efforts performed in connection with the business combination with Cedara Software Corp.

Option Grants in Fiscal Year 2005

	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise Price	Expiration Date	Grant Date Present Value ($)(4)
Richard A. Linden	200,000	(1)	15%	$17.50	05/31/2011	$1,140,000
William C. Mortimore	35,000	(1)	3%	$17.50	05/31/2011	$199,500
David M. Noshay	75,000	(1)	6%	$17.50	05/31/2011	$427,500
Brian E. Pedlar(3)	75,000		6%	$17.50	05/31/2011	$427,500
	40,000		3%	$17.82	10/19/2011	$165,600
Scott T. Veech	150,000	(1)	11%	$17.50	05/31/2011	$855,000

  (1) Options granted to purchase vest to the extent of 25% on the date of grant and the first, second, and third anniversaries of the grant date. These stock options are exercisable for a period of six months following the termination of the grantee’s service, but only to the extent that such stock options were exercisable upon such termination date.

  (2) Excludes 1,885,649 replacement stock options granted from our 2005 Equity Incentive Plan to the former option holders of Cedara SoftwareCorp. at the business combination of Merge Healthcare and Cedara Software Corp. on June 1, 2005.

  (3) Excludes 61,723 replacement stock options granted from our 2005 Equity Incentive Plan to Mr. Pedlar as a former option holder of Cedara Software Corp. at the business combination of Merge Healthcare and Cedara Software Corp. on June 1, 2005.

  (4) In accordance with SFAS 123, the fair value of stock option grants is estimated on the date of grant using the Black-Scholes-Merton option pricing model. Our determination of the fair value of share-based awards on the date of grant is affected by our stock price, as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the expected life of the awards and actual projected employee stock option exercise behavior. See Note 10 of notes to consolidated financial statements included in this Annual Report on the Form 10-K for information regarding the assumptions used to value these stock options.

Aggregated 2005 Fiscal Year End Option Values

	Shares		Number of Securities Underlying Unexercised Options at		Value of Unexercised In-the-Money Options at
	Acquired	Value	Fiscal Year End(2)		Fiscal Year End 2005
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard A. Linden	100,000	$1,500,000	200,000	275,000	$3,194,525	$2,792,595
William C. Mortimore	142,278	$2,172,298	8,750	26,250	$65,975	$197,925
David M. Noshay	30,000	$564,248	45,000	76,000	$426,963	$673,568
Brian E. Pedlar	26,000	$435,257	30,015	120,708	$385,340	$1,258,294
Scott T. Veech	29,000	$385,244	56,000	142,500	$449,065	$1,185,806

  (1)   The value realized is the difference between the fair market value of the underlying stock at the time of the exercise and the exercise price.

  (2)   Based on the closing price of our Common Stock on the NASDAQ Global Market on December 30, 2005 of $25.04 per share.

Employment and Change of Control Agreements

As of March 1, 2004, Merge Healthcare entered into amended and restated employment agreements with Richard A. Linden, William C. Mortimore and Scott T. Veech. As of April 1, 2006, we entered into an amended and restated employment agreement with David M. Noshay, and a new employment agreement with Robert J. White. On May 12, 2006, Merge Healthcare entered into a letter agreement pursuant to which we reaffirmed our obligations under Mr. Veech’s employment agreement. As a result of Mr. Linden’s resignation on May 15, 2006, Mr. Linden will not be entitled to any benefits under his employment agreement following such date. As a result of resignations by each of Messrs. Mortimore, Noshay and Veech effective July 2, 2006, none of them will be entitled to any compensation or benefits under his employment agreement (including, in the case of Mr. Veech, his May 12, 2006 letter agreement) following such date.

On July 2, 2006, our Board of Directors approved a cash retention award opportunity for each of Mr. Pedlar and Mr. White, as interim co-Presidents and co-Chief Executive Officers, equal to sixty percent (60%) of such officer’s current base salary, or $162,602 in the case of Mr. Pedlar, and $150,000 in the case of Mr. White, to be paid on October 1, 2007 only if such officer were still employed by us on that date. Mr. Pedlar will not be entitled to this award due to his departure from us and our subsidiaries, effective as of the close of business on August 18, 2006. These awards are in lieu of 2006 annual performance bonuses. Our Board of Directors also approved a one-time cash incentive award in the amount of $50,000 payable to each of Messrs. Pedlar and White for his agreement to serve as interim co-President and co-Chief Executive Officer.

Prior to his departure, Mr. Pedlar was paid a base salary of $271,003 per year and participated in our regular benefit programs. Mr. Pedlar was not a party to a written employment agreement with us. However, pursuant to a letter dated August 25, 2005 from us to Mr. Pedlar, he was entitled to receive a bonus based upon Cedara Software Corp.’s quarterly revenue for each of Cedara Software Corp.’s four quarters commencing July 1, 2005 if (1) Cedara Software Corp.’s revenue met or exceeded a quarterly target for such quarter, and (2) Mr. Pedlar was employed by Cedara Software Corp. through June 30, 2006, with the accumulated quarterly amounts to be paid within 30 days after June 30, 2006. Mr. Pedlar was also entitled to receive a discretionary cash bonus award in the amount of $50,000 for his performance in 2005, to be paid after this Annual Report on Form 10-K is filed with the Commission. Due to Mr. Pedlar’s departure from us and our subsidiaries, effective as of the close of business on August 18, 2006, we do not plan to pay this award to him.

Under the Employment Agreement dated as of April 1, 2006 by and between us and Mr. White, Merge Healthcare agreed to pay Mr. White a base salary of no less than $250,000 per year. In addition, Mr. White is eligible for annual performance bonuses of up to 40% of salary, dependent on achievement of company and individual performance targets. In the event of a “change in control,” all stock options then held by Mr. White will immediately vest and become exercisable. In addition, if the employment of Mr. White is terminated following a “change in control,” in certain circumstances, he will be entitled to (A) 18 months of then-current salary to be paid in a single payment; (B) an amount equal to one-twelfth (1/12th) of the maximum amount of then-current bonus (without regard to achievement of targets) for each month of the then-current plan year, plus 18 further months, to be paid in a single payment; and (C) continuation of benefits for 18 months. In addition, we have agreed that upon a “change in control,” we will deposit into an escrow account $100,000 for Mr. White to provide a “stay bonus” to help assure a smooth transition, but only if the acquirer requests Mr. White’s continued employment. The amount in the escrow will be paid to Mr. White 12 months after the change in control if he has substantially performed the services requested by the acquirer. In the event that Mr. White’s employment is terminated by us without “cause” or by Mr. White with “good reason,” we will pay to Mr. White an amount equal to (A) 18 months of then-current salary, to be paid in equal installments over the 18-month period; (B) an amount equal to one-twelfth (1/12th) of the maximum amount of then-current bonus (without regard to achievement of targets) for each month of the then-current plan year, plus 18 further months, to be paid in equal installments over the 18-month period; and (C) continuation of certain supplemental benefits for 18 months. In addition, in such a case, all stock options held by Mr. White would immediately vest and become exercisable. Mr. White’s employment agreement contains a provision concerning the circumstances where an excise tax equalization gross-up payment for any severance or other payments may apply. Mr. White’s employment agreement also includes customary provisions with regard to non-competition (including during the 18-month period following termination of employment for any reason), ownership of inventions and confidentiality.

On July 2, 2006, we entered into a letter agreement (the “Oreskovich Agreement”) with Steven M. Oreskovich, our Chief Accounting Officer and interim Treasurer and interim Secretary. Under the Oreskovich Agreement, we agreed to (1) award Mr. Oreskovich a cash bonus of $35,000 within 30 days of our filing this Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, (2) increase Mr. Oreskovich’s base salary to $175,000 per year, effective July 1, 2006, and (3) pay Mr. Oreskovich a cash retention bonus in an amount equal to 60% of his base salary at the time of payout within thirty (30) days of June 30, 2007. We further agreed that Mr. Oreskovich will be entitled to the retention bonus if he (a) remains employed by us through June 30, 2007, (b) is employed by us at the time of a “change in control,” as defined in the Key Officer Agreement dated October 12, 2005 by and between us and Mr. Oreskovich (the “Key Officer Agreement”), that occurs before June 30, 2007, (c) is “constructively terminated,” defined as any reduction in his responsibilities, authority or compensation package, before June 30, 2007, or (d) is terminated by us, other than for “Cause,” as defined in the Oreskovich Agreement, before June 30, 2007. Mr. Oreskovich will not receive the retention bonus if he voluntarily terminates his employment with us prior to June 30, 2007, or if he is terminated for “Cause.”

Under the Key Officer Agreement, in the event of a “change in control,” if Mr. Oreskovich is (i) involuntarily terminated within one year following the change in control, or (ii) voluntarily terminates his employment with us within 365 days following such change in control, following any of: (a) a reduction in his responsibilities or authority with respect to the business; (b) any reduction in his compensation package, including then current salary, in effect immediately prior to the change in control; or (c) the relocation of Merge Healthcare’s principal place of business by more than 30 miles, then Mr. Oreskovich will be entitled to (X) 12 months of his then current salary, to be paid in a single payment within 30 days of termination of his employment, plus (Y) an amount equal to one-twelfth (1/12th) of the maximum amount of his then current annual bonus determined without regard to achievement of performance targets for each month of the current plan year during which he was employed, plus an additional 12 months, to be paid in a single payment within 30 days of the termination of his employment, and (Z) continuation of the welfare benefits of health care, life and accidental death and dismemberment, and disability insurance coverage for 12 months after the termination (collectively, the “Supplemental Benefits”). In addition, upon a “change in control,” we will deposit $50,000 into an interest bearing escrow account, the purpose of the escrow to be to provide Mr. Oreskovich with a “stay bonus” to help assure a smooth transition if the acquirer requests that he continue his employment with us. The amount held in escrow will be paid to Mr. Oreskovich 12 months after the change in control if he has substantially performed the services requested by the acquirer. In the event that Mr. Oreskovich’s employment is terminated (1) without “Cause,” (2) by Mr. Oreskovich for “Good Reason,” defined as constructive termination or a material reduction in base salary or responsibility, or (3) due to Mr. Oreskovich’s disability, then we will pay Mr. Oreskovich the Supplemental Benefits. The Key Officer Agreement also includes certain non-competition and confidentiality provisions that continue after a termination of his employment.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2005, with respect to shares of our Common Stock that may be issued under our existing equity compensation plans. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. Our equity compensation plans are described more fully in Note 10 to our consolidated financial statements.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	2,935,869		$13.22	4,418,253
Equity compensation plans not approved by security holders	43,270	(1)	14.33	—
Total	2,979,139		$13.24	4,418,253

(1)   Shares of our Common Stock issuable upon exercise of options under an equity compensation plan adopted by our Board of Directors in connection with our acquisition of RIS Logic on July 17, 2003.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of August 22, 2006, the beneficial ownership of shares of the Common Stock, by: (i) each person that is known to us to beneficially own or exercise the voting or dispositive control of five percent (5%) or more of the outstanding Common Stock; (ii) each of our Directors and Named Executive Officers, including Messrs. Linden, Mortimore, Noshay, Pedlar and Veech, who are no longer associated with us, and (iii) all of our Directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire the beneficial ownership within sixty (60) days.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)	Percentage of Total Outstanding
FMR Corp.(4)	2,982,703	10.26%
Glenhill Advisors, LLC(5)	2,200,000	7.57%
Longwood Investment Advisors, Inc.(6)	1,792,200	6.17%
Larry N. Feinberg(7)	1,489,693	5.12%
Robert A. Barish, M. D.	62,781	(*)
Dennis Brown	30,284	(*)
Michael D. Dunham	64,912	(*)
Robert T. Geras	305,591	1.05%
Anna Marie Hajek	42,983	(*)
R. Ian Lennox(8)	20,870	(*)
Richard A. Linden	261,850	(*)
William C. Mortimore	328,447	1.13%
David M. Noshay	95,500	(*)
Brian E. Pedlar	73,223	(*)
Ramamritham Ramkumar	21,178	(*)
Richard A. Reck	33,439	(*)
Scott T. Veech	122,250	(*)
All Directors and Executive Officers as a Group (10 persons)	612,285	2.11%

  (*) Less than 1% of outstanding Common Stock.

  (1) The business address of each beneficial owner who is also a Director or Named Executive Officer of Merge Healthcare is c/o Merge Technologies Incorporated, 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214-5650. The business address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109. The business address of Glenhill Advisors, LLC is 598 Madison Avenue, 12th Floor, New York, NY 10022. The business address of Longwood Investment Advisors, Inc. is 1275 Drummers Lane, Suite 207, Wayne, Pennsylvania 19087. The business address of Larry N. Feinberg is c/o Oracle Partners, L.P., 200 Greenwich Avenue, 3rd Floor, Greenwhich, CT 06830.

  (2) Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each shareholder identified in the table possesses sole voting and investment power with respect to all Common Stock shown as beneficially owned by such beneficial owner.

  (3) Includes the following number of shares of Common Stock which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within 60 days of August 22, 2006: 30,000 for Mr. Brown; 57,500 for Mr. Dunham; 52,500 for Mr. Geras; 36,000 for Ms. Hajek, 17,935 for

Mr. Lennox; 50,000 for Mr. Linden; 17,500 for Mr. Mortimore; 69,750 for Mr. Noshay; 73,223 for Mr. Pedlar; 11,178 for Mr. Ramkumar; 30,411 for Mr. Reck; and 102,250 for Mr. Veech.

  (4) As reported on a Schedule 13G/A filed with the Commission on February 14, 2006 jointly by FMR Corp., a registered investment advisor, Fidelity Management & Research Company (“Fidelity”), a wholly owned subsidiary of FMR Corp. and a registered investment advisor, Edward C. Johnson 3d, Chairman of FMR Corp., and members of the family of Edward C. Johnson 3d (collectively, “FMR Corp.”) with respect to the number of shares beneficially owned by FMR Corp. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity and its subsidiaries, each has sole dispositive power with respect to the number of shares beneficially owned.

  (5) As reported on a Schedule 13G filed with the Commission on July 7, 2006 jointly by Glenhill Advisors, LLC and Glenn J. Krevlin. Mr. Krevlin is the managing member and control person of Glenhill Advisors, LLC. According to the Schedule 13G, each of Glenhill Advisors, LLC and Mr. Krevlin have sole voting and dispositive power with respect to 2,200,000 shares of our Common Stock.

  (6) As reported on a Schedule 13G filed with the Commission on February 10, 2006 by Longwood Investment Advisors, Inc., an investment advisor, as having sole voting and dispositive power with respect to the number of shares beneficially owned.

  (7) As reported on a Schedule 13D/A filed with the Commission on August 24, 2006 by Larry N. Feinberg, the senior managing member of Oracle Associates, LLC, and the sole shareholder and president of Oracle Investment Management Inc. According to the Schedule 13D/A, the shares beneficially owned includes 12,000 shares of our Common Stock that may be acquired pursuant to call options acquired in open market purchases. According to the Schedule 13D/A, Mr. Feinberg has shared voting and dispositive power with respect to 1,476,593 shares of our Common Stock and sole voting and dispositive power with respect to 13,100 shares of our Common Stock.

  (8) Reflects 2,935 non-voting exchangeable shares of Merge Cedara Exchange Co Limited, which exchangeable shares may be exchanged on a one-to-one basis for shares of our Common Stock.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through June 30, 2006, Michael D. Dunham served as a member of the audit committee of the board of directors of Merchants & Manufacturers Bancorporation Inc. (“MMB”), and as a director of the board of directors of Lincoln State Bank, the bank subsidiary of MMB, with which we have depository accounts and had a $35 million line of credit. Our failure to timely provide Lincoln State Bank with annual financial statements for the year ended December 31, 2005 and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006 constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35 million line of credit terminated. We are currently negotiating a new credit agreement with Lincoln State Bank. There can be no assurance that Lincoln State Bank will provide us with debt financing, or that any such financing will be provided in amounts or on terms acceptable to us.

Item 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Audit Related Fees

KPMG LLP is Merge Healthcare’s independent public accountants and have audited our consolidated balance sheets as of December 31, 2005 and December 31, 2004, and the consolidated statements of operations, shareholders’ equity, comprehensive income (loss) and cash flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, as stated in their reports appearing herein.

Representatives of KPMG LLP will be present at our Annual Meeting. They will have the opportunity to make a statement if they so desire and to respond to appropriate questions.

The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2005 and 2004 and fees billed for other services rendered during 2005 and 2004 by KPMG LLP:

	2005	2004
Audit fees(1)	$2,690,000	$560,000
Tax fees(2)	—	53,000
All other fees	1,500	1,500
Total fees	$2,691,500	$614,500

  (1)   Audit fees include fees for the annual financial statement audit, quarterly reviews, audit of internal control over financial reporting, consents, review of registration statements and review of, and assistance with, Form 8-K filings.

  (2)   Tax fees consist of fees for tax compliance and tax consulting in the U. S. and Canada.

The Audit Committee of the Board of Directors has considered whether the provisions of these services not related to the audit of the financial statements acknowledged above, other than audit fees, is compatible with maintaining the independence of KPMG LLP and is of the opinion that the provisions of these services does not compromise KPMG LLP’s independence.

Pre-Approval Policies and Procedures

The Audit Committee, in accordance with the Audit Committee’s Charter, must pre-approve all non-audit services provided by our independent registered public accountants. The Audit Committee generally pre-approves specified services in the defined categories of audit services, audit related services and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual, explicit case-by-case basis before the independent auditor is engaged to provide each service.

PART IV

Item 15.      EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)   The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•   Consolidated Balance Sheets at December 31, 2005 and December 31, 2004 (as restated);

•   Consolidated Statements of Operations for each of the three years ended December 31, 2005, December 31, 2004 (as restated) and December 31, 2003 (as restated);

•   Consolidated Statements of Cash Flows for each of the three years ended December 31, 2005, December 31, 2004 (as restated) and December 31, 2003 (as restated);

•   Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2005, December 31, 2004 (as restated) and December 31, 2003 (as restated); and

•   Notes to Consolidated Financial Statements.

(b)   See Exhibit Index that follows.

Exhibit Index

2.1	Merger Agreement by and among Merge Technologies Incorporated, RL Acquisition Corp., RIS Logic Incorporated and the Principal Shareholders of RIS Logic Incorporated dated July 9, 2003.(6)
2.2

Merger Agreement by and between Merge Technologies Incorporated, AccuImage Diagnostics Corp., ADI Acquisition Corp. and the Principal Shareholder of AccuImage Diagnostics Corp. dated November 24, 2004.(8)

2.3	Merger Agreement by and between Merge Technologies Incorporated, Cedara Software Corp. and Corrida, Ltd. dated January 17, 2005.(9)
3.1

Articles of Incorporation of Registrant,(2) Articles of Amendment as filed on December 28, 1998,(3) Articles of Amendment as filed on September 2, 1999,(4) Articles of Amendment as filed on February 23, 2001,(4) Articles of Amendment as filed on August 9, 2002(7) and Articles of Amendment as filed on May 27, 2005.(11)

3.2	Amended and Restated Bylaws of Registrant.(1)
10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden.(7)*
10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore.(7)*
10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech.(7) *
10.4	Letter Agreement dated May 12, 2006, between Registrant and Scott T. Veech.(15)*
10.5	Employment Agreement entered into as of April 1, 2006, between Registrant and David M. Noshay.(14)*
10.6	Employment Agreement entered into as of April 1, 2006, between Registrant and Robert J. White.(14)*
10.7	Key Officer Agreement entered into as of October 12, 2005, by and between Registrant and Steven M. Oreskovich.*
10.8	Letter Agreement dated July 2, 2006 by and between Registrant and Steven M. Oreskovich.(16)*
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996,(2) as amended and restated in its entirety as of September 1, 2003.(5)*
10.10	1998 Stock Option Plan For Directors.(1)*
10.11	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003.(5)*
10.12

Loan Agreement dated as of November 21, 2003, by and between Registrant and Lincoln State Bank,(7) First Amendment to Credit Agreement dated as of September 27, 2005, by and between Registrant and Lincoln State Bank.(12)

10.13	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005.(10)*
10.14	Termination Agreement between Cedara Software Corp., Abe Schwartz and Merge Technologies Incorporated dated June 1, 2005.(13)*
10.15	Form of Non-Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan.*
10.16	Form of Employee Incentive Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan.*
10.17	Form of Director Non-Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan.*
14.1	Code of Ethics.(7)
14.2	Whistleblower Policy.(7)
21	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP.
31.1	Certification of Chairman of the Board (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Accounting Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32

Certification of Chairman of the Board (principal executive officer) and Chief Accounting Officer (principal accounting officer) Pursuant to Section 18 U. S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Amended and Restated Audit Committee Charter.

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

  (8) Incorporated by reference from Current Report on Form 8-K dated November 24, 2004.

  (9) Incorporated by reference from Current Report on Form 8-K dated January 18, 2005.

(10) Incorporated by reference from Registration Statement on Form S-8 (No. 333-125386) effective June 1, 2005.

(11) Incorporated by reference from Current Report on Form 8-K dated June 7, 2005.

(12) Incorporated by reference from Current Report on Form 8-K dated September 28, 2005.

(13) Incorporated by reference from Quarterly Report on Form 10-Q for the six months ended June 30, 2005

(14) Incorporated by reference from Current Report on Form 8-K dated April 1, 2006.

(15) Incorporated by reference from Current Report on Form 8-K dated May 12, 2006.

(16) Incorporated by reference from Current Report on Form 8-K dated June 29, 2006.

      * Management contract, or compensatory plan, or arrangement, required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERGE TECHNOLOGIES INCORPORATED
Date: August 29, 2006	By:	/s/ MICHAEL D. DUNHAM
Michael D. Dunham
Chairman of the Board (principal executive officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MICHAEL D. DUNHAM	By:	/s/ STEVEN M. ORESKOVICH
	Michael D. Dunham		Steven M. Oreskovich
	Chairman of the Board (principal executive officer)		Chief Accounting Officer, interim Secretary and interim Treasurer
(principal financial officer and principal accounting officer)

Date:	August 29, 2006	Date:	August 29, 2006

By:	/s/ DENNIS BROWN	By:	/s/ ROBERT A. BARISH, M. D
	Dennis Brown		Robert A. Barish, M. D.
	Director		Director

Date:	August 29, 2006	Date:	August 29, 2006

By:	/s/ ANNA MARIE HAJEK	By:	/s/ ROBERT T. GERAS
	Anna Marie Hajek		Robert T. Geras
	Director		Director

Date:	August 29, 2006	Date:	August 29, 2006

By:	/s/ RAMAMRITHAM RAMKUMAR	By:	/s/ R. IAN LENNOX
	Ramamritham Ramkumar		R. Ian Lennox
	Director		Director

Date:	August 29, 2006	Date:	August 29, 2006

		By:	/s/ RICHARD A. RECK
Richard A. Reck
Director

		Date:	August 29, 2006