Form 10-Q
period 2006-03-31
MERGE TECHNOLOGIES INC
filed 2006-08-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (see definition of accelerated filer and large accelerated filer as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of August 22, 2006, the Registrant had 29,069,624 shares of Common Stock outstanding.

i

MERGE TECHNOLOGIES INCORPORATED

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the three months ended March 31, 2006, includes a restated consolidated statement of operations, consolidated statement of shareholders’ equity, consolidated statement of cash flows and consolidated statement of comprehensive income for the three months ended March 31, 2005. The Company will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005. See Item 1, “Financial Statements,” and Item 4 “Controls and Procedures,” in Part I of this Quarterly Report on Form 10-Q, including Note 1 to the notes to consolidated financial statements, for more information concerning these restatements. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, which is being filed contemporaneously with this Form 10-Q.

ii

PART I

Item 1.                        Consolidated Financial Statements

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,128	$64,278
Accounts receivable, net of allowance for doubtful accounts of $1,705 and $1,892 at March 31, 2006 and December 31, 2005, respectively	20,061	23,624
Inventory	2,838	2,440
Prepaid expenses	3,276	2,646
Deferred income taxes	11,213	11,213
Other current assets	2,947	3,208
Total current assets	105,463	107,409
Property and equipment:
Computer equipment	4,300	4,025
Office equipment	1,739	1,759
Leasehold improvements	1,372	1,372
	7,411	7,156
Less accumulated depreciation	3,157	2,716
Net property and equipment	4,254	4,440
Purchased and developed software, net of accumulated amortization of $7,898 and $6,759 at March 31, 2006 and December 31, 2005, respectively	19,147	19,539
Acquired intangibles, net of accumulated amortization of $2,257 and $1,687 at March 31, 2006 and December 31, 2005, respectively	11,219	11,789
Goodwill	350,521	350,634
Other assets	7,312	7,862
Total assets	$497,916	$501,673
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,650	$5,938
Accrued wages	5,198	5,870
Taxes payable	3,894	3,894
Other accrued liabilities	3,762	3,453
Deferred revenue	33,517	30,918
Total current liabilities	52,021	50,073
Deferred income taxes	1,839	3,491
Deferred revenue	3,396	3,784
Other	453	484
Total liabilities	57,709	57,832
Shareholders’ equity:
Preferred stock, $0.01 par value: 3,999,997 shares authorized; zero shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Series 2 Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 29,069,624 shares and 26,500,140 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	291	265
Common stock subscribed; zero shares and 706 shares at March 31, 2006 and December 31, 2005, respectively	—	17
Additional paid-in capital	446,014	445,954
Deferred stock compensation	—	(1,245)
Accumulated deficit	(8,090)	(3,190)
Accumulated other comprehensive income	1,992	2,040
Total shareholders’ equity	440,207	443,841
Total liabilities and shareholders’ equity	$497,916	$501,673

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2006	2005
		(As restated)
Net sales:
Software and other	$9,545	$4,648
Services and maintenance	6,651	2,289
Total net sales	16,196	6,937
Cost of sales:
Software and other	1,372	570
Services and maintenance	3,686	1,634
Amortization	1,277	702
Total cost of sales	6,335	2,906
Gross profit	9,861	4,031
Operating costs and expenses:
Sales and marketing	5,221	1,580
Product research and development	5,129	753
General and administrative	5,841	1,218
Restructuring and other expenses	22	—
Depreciation and amortization	1,042	303
Total operating costs and expenses	17,255	3,854
Operating income (loss)	(7,394)	177
Other income (expense):
Interest expense	(4)	—
Interest income	660	120
Other, net	20	(43)
Total other income	676	77
Income (loss) before income taxes	(6,718)	254
Income tax expense (benefit)	(1,818)	89
Net income (loss)	$(4,900)	$165
Net income (loss) per share—basic	$(0.15)	$0.01
Weighted average number of common shares outstanding—basic	33,634,778	13,208,370
Net income (loss) per share—diluted	$(0.15)	$0.01
Weighted average number of common shares outstanding—diluted	33,634,778	13,992,241

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands, except for share data)

	Three Months Ended March 31,
	2006	2005
		(As restated)
Cash flows from operating activities:
Net income (loss)	$(4,900)	$165
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,318	1,005
Stock-based compensation	1,289	—
Provision for doubtful accounts receivable, net of recoveries	(177)	(30)
Deferred income taxes	(1,652)	(128)
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	3,740	(932)
Inventory	(398)	8
Prepaid expenses	(692)	(636)
Accounts payable	(288)	639
Accrued wages	(672)	(587)
Other accrued liabilities	451	(144)
Deferred revenue	2,212	3,473
Other assets	938	(1,077)
Other	(173)	710
Net cash provided by operating activities	1,996	2,466
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	(6,808)
Purchases of property, equipment, and leasehold improvements	(254)	(428)
Purchased technology	(367)	—
Capitalized software development	(549)	(880)
Net cash used in investing activities	(1,170)	(8,116)
Cash flows from financing activities:
Proceeds from exercise of stock options	25	144
Proceeds from employee stock purchase plan	—	11
Net cash provided by financing activities	25	155
Effect of exchange rate changes on cash	—	(3)
Net increase (decrease) in cash	851	(5,498)
Cash and cash equivalents, beginning of period	64,278	28,067
Cash and cash equivalents, end of period	$65,128	$22,569
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$69	$214

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except for share data)

Preferred Stock		Common Stock							Accumulated
						Additional			other	Total
Shares	Issued	Shares	Subscribed	Shares	Issued	paid-in	Deferred stock	Accumulated	comprehensive	shareholders’
issued	amount	subscribed	amount	issued	amount	capital	compensation	deficit	income	equity
Balance at December 31, 2005	1	$—	706	$17	26,500,140	$265	$445,954	$(1,245)	$(3,190)	$2,040	$443,841
Cedara exchange of share rights into Common Stock	—	—	—	—	2,561,085	26	(26)	—	—	—	—
Stock purchased under ESPP	—	—	(706)	(17)	706	—	17	—	—	—	—
Exercise of employee stock options	—	—	—	—	7,693	—	25	—	—	—	25
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	—	—	—	—	(1,245)	1,245	—	—	—
Stock compensation expense	—	—	—	—	—	—	1,289	—	—	—	1,289
Net loss	—	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(48)	(48)
Balance at March 31, 2006	1	$—	—	$—	29,069,624	$291	$446,014	$—	$(8,090)	$1,992	$440,207

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
		(As restated)
Net income (loss)	$(4,900)	$165
Accumulated other comprehensive income:
Cumulative translation adjustment(1)	—	18
Unrealized loss on marketable securities(2)	(29)	—
Comprehensive net income (loss)	$(4,929)	$183

       (1) Net of income tax of $(9) for the three months ended March 31, 2005.

       (2) Net of income tax of $19 for the three months ended March 31, 2006.

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)          Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005 of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge,” “we,” “us” or “our”). Since June 2005, we have been doing business under the trade name Merge Healthcare.

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

Restatement of Consolidated Financial Statements

From January 10, 2006 through May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and related revenue recognition, and disclosure practices. The Audit Committee of our Board of Directors took a leadership role in assessing these matters and determining the appropriate corrective action with the assistance of outside counsel. The Audit Committee of our Board of Directors retained the independent national law firm of Sidley Austin LLP and Alvarez & Marsal Dispute Analysis and Forensic Services, LLC (“Alvarez & Marsal”), a nationally recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley Austin LLP and Alvarez & Marsal, conducted a comprehensive investigation of our accounting and financial reporting practices, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and Cedara Software Corp., which we acquired in June 2005. On May 15, 2006, Richard A. Linden, our former President and Chief Executive Officer, submitted his resignation from all positions with us and our subsidiaries, including as an officer, employee and director, and our Board of Directors accepted Mr. Linden’s resignation.

On June 29, 2006, soon after Sidley Austin LLP completed its investigation, Sidley Austin LLP reported its findings to the Audit Committee, and the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Furthermore, the audit reports of KPMG LLP with respect to those previously issued financial statements (including the report of KPMG with respect to management’s assessment of, and the effectiveness of, our internal control over financial reporting) should no longer be relied upon. On June 30, 2006, the Audit Committee presented its recommendations to all of our non-employee directors. On July 2, 2006, our Board of Directors held a meeting at which it accepted the resignations of each of William C. Mortimore, our former interim Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

Senior Vice President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors.

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

•       Collectibility was not reasonably assured at the time certain revenue was recognized. Some of our contracts failed to reflect collectibility contingencies expressly demanded by the customer. We have not recognized revenue until collectibility became reasonably assured, generally as cash was collected from the respective customer.

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

In the aggregate, these revenue recognition errors resulted in the deferral of approximately $3,800 of net sales in the three months ended March 31, 2005.

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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of goods sold related to contracts impacted, deferred revenue (net of the costs of goods), bad debt expense, and the related accounts receivable allowance, accounts receivable and commission expense.

The following tables summarize the impact of the restatements on our consolidated balance sheet, statement of operations and statement of cash flows as of, and for the three months ended, March 31, 2005, and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2005	Adjustments	March 31, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,569		$22,569
Accounts receivable, net(a)	12,552	$(995)	11,557
Inventory	1,094		1,094
Prepaid expenses(b)	1,069	281	1,350
Deferred income taxes(c)	2,841	5,273	8,114
Other current assets(d)	1,951	3,231	5,182
Total current assets	42,076	7,790	49,866
Net property and equipment	1,758		1,758
Purchased and developed software, net	10,685		10,685
Acquired intangibles, net	1,163		1,163
Goodwill	25,995		25,995
Other assets	775	(2)	773
Total assets	$82,452	$7,788	$90,240
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable(b)	$2,888	$(11)	$2,877
Accrued wages	896		896
Other accrued liabilities(b)	1,727	(204)	1,523
Deferred revenue(a)	9,025	19,073	28,098
Total current liabilities	14,536	18,858	33,394
Deferred income taxes(c)	2,060	(1,195)	865
Total liabilities	16,596	17,663	34,259
Total shareholders’ equity	65,856	(9,875)	55,981
Total liabilities and shareholders’ equity	$82,452	$7,788	$90,240

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Three Months		Three Months
	Ended March 31,		Ended March 31,
	2005	Adjustments	2005
	(As reported)		(As restated)
Net sales:
Software and other(a)	$7,109	$(2,461)	$4,648
Services and maintenance(a)	3,392	(1,103)	2,289
Total net sales	10,501	(3,564)	6,937
Cost of sales:
Software and other(d)	989	(419)	570
Services and maintenance	1,634		1,634
Amortization(e)	806	(104)	702
Total cost of sales	3,429	(523)	2,906
Gross margin	7,072	(3,041)	4,031
Operating costs and expenses:
Sales and marketing(b)	1,655	(75)	1,580
Product research and development	753		753
General and administrative(a)	1,318	(100)	1,218
Depreciation and amortization(e)	199	104	303
Total operating costs and expenses	3,925	(71)	3,854
Operating income	3,147	(2,970)	177
Other income	77		77
Income before income taxes	3,224	(2,970)	254
Income tax expense(c)	1,128	(1,039)	89
Net income	$2,096	$(1,931)	$165
Net income per share—basic	$0.16	(0.15)	$0.01
Weighted average number of shares of Common Stock outstanding—basic	13,208,370		13,208,370
Net income per share—diluted	$0.15	(0.14)	$0.01
Weighted average number of shares of Common Stock outstanding—diluted	13,992,241		13,992,241

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended		Three Months Ended
	March 31, 2005	Adjustments	March 31, 2005
	(As reported)		(As restated)
Cash flows from operating activities:
Net income	$2,096	$(1,931)	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,005		1,005
Provision for doubtful accounts receivable, net of recoveries(a)	70	(100)	(30)
Deferred income taxes(c)	911	(1,039)	(128)
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable(a)	(1,233)	301	(932)
Inventory	8		8
Prepaid expenses(b)	(561)	(75)	(636)
Accounts payable(b)	642	(3)	639
Accrued wages	(587)		(587)
Other accrued liabilities	(144)		(144)
Deferred revenue(d)	290	3,183	3,473
Other assets(d)	(749)	(328)	(1,077)
Other(b)	718	(8)	710
Net cash provided by operating activities	2,466	—	2,466
Net cash used in investing activities	(8,116)		(8,116)
Net cash provided by financing activities	155		155
Effect of exchange rate changes on cash	(3)		(3)
Net decrease in cash	(5,498)		(5,498)
Cash and cash equivalents, beginning of period	28,067		28,067
Cash and cash equivalents, end of period	$22,569		$ 22,569

        (a) Impact of deferral of net sales attributed to factors described above in Revenue Recognition for the period, including cumulative effect of all periods on accounts receivable and related reserves and deferred revenue.

       (b) Impact of other adjustments noted above for current period primarily consisting of commissions. Balance sheet impact is cumulative for all periods impacted.

        (c) Impact on income tax expense, net of all adjustments during the period at the statutory tax rate, including cumulative effect of all periods on current deferred income taxes and long term deferred income tax liabilities.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

       (d) Impact of deferral of costs associated with net sales deferred attributed to factors described above in Revenue Recognition for the period, including cumulative effect of all periods on other current assets, where such deferred costs are classified.

        (e) Reclassification of amortization associated with customer intangibles to be consistent with prior year classification.

(b)          Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

(c)           Stock-based compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, using the modified prospective method of adoption. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, including grants of stock options, to be recognized as an expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the respective grant dates.  The impact of adopting SFAS No. 123(R) had the cumulative effects explained in Note 4 below.

(2)          Goodwill and Other Intangibles

Goodwill is our primary intangible asset not subject to amortization.

In the three months ended March 31, 2006, goodwill decreased by $113 due to fair value adjustments of the purchase price allocation relating to the June 1, 2005 business combination with Cedara Software Corp. The changes in the carrying amount of goodwill for the three months ended March 31, 2006, are as follows:

Balance as of January 1, 2006	$350,634
Adjustments	(113)
Balance as of March 31, 2006	$350,521

Our intangible assets, other than internally developed software, subject to amortization are summarized as of March 31, 2006 as follows:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased technology	4.5	$16,990	$3,871
Customer relationships	5.0	$13,477	$2,257
Total	4.7	$30,467	$6,128

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

Amortization expense was $1,322 and $246 for the three months ended March 31, 2006 and 2005, respectively. Amortization of purchased technology is recorded in cost of sales (which also includes amortization of capitalized software development costs), while amortization of customer relationships is recorded as an operating expense. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining nine months:	2006	$3,968
For the year ended December 31:	2007	$5,146
	2008	$4,797
	2009	$4,391
	2010	$4,265

Included in the amortization expense recorded as cost of sales for the three months ended March 31, 2006 is an impairment charge of $169 for a discontinued capitalized software project.

(3)          Earnings Per Share

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. We have made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in Common Stock dividends, if declared; however, the two-class method must be used if the effect is more dilutive. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
		(As restated)
Numerator:
Net income (loss)	$(4,900)	$165
Denominator:
Weighted average number of shares of Common Stock outstanding	33,634,778	13,208,370
Effect of stock options	—	783,871
Denominator for net income (loss) per share—diluted	33,634,778	13,992,241
Net income (loss) per share—basic	$(0.15)	$0.01
Net income (loss) per share—diluted	$(0.15)	$0.01

The weighted average number of shares of Common Stock outstanding used to calculate basic net income (loss) per share includes exchangeable share equivalent securities for the three months ended March 31, 2006 of 5,305,509 shares.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

For the three months ended March 31, 2006 and 2005, options to purchase 149,500 shares and 19,000 shares, respectively, of our Common Stock, which had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.

As a result of the loss during the three months ended March 31, 2006, incremental shares from the assumed conversion of employee stock options totaling 1,191,813 shares have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(4)          Stock-Based Compensation

We maintain four stock-based employee compensation plans and one director option plan which grant options to acquire shares of our Common Stock to certain employees, non-employee directors and to existing option holders in connection with the merging of option plans following an acquisition. Option grants generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). Replacement Options were granted pursuant to the merger agreement with the same economic terms, as adjusted for conversion ratio and currency. The majority of these options vest over a three or four-year period and have a contractual life of ten years.

We maintain an employee stock purchase plan that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. The price eligible employees pay per share is at a 5% discount from the market price at the end of each calendar quarter.

Effective January 1, 2006, we adopted SFAS No. 123(R). SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, replaces our previous method of accounting for share-based awards under APB Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in 2006.

Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly, recognized no compensation expense for options that were granted at or above fair market value on the date of grant.

We adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective approach, compensation cost recognized during the first quarter of 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, the provisions of SFAS No. 123(R) were not applied to periods prior to adoption, and thus, prior period financial statements were not restated to reflect our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs, as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006,

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

APB Opinion No. 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

Our adoption of SFAS No. 123(R) on January 1, 2006, resulted in an increase of our loss before provision for income taxes and net income for the three months ended March 31, 2006, of $1,465. If we had not adopted SFAS No. 123(R) but, rather, continued to account for share-based compensation under the provisions of APB Opinion No. 25, basic net loss per share for the three months ended March 31, 2006, would have been $0.11, compared to reported basic net loss per share of $0.15.

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the three months ended March 31, 2006, (in thousands):

Share-based compensation expense included in statement of operations:
Services and maintenance (cost of sales)	$136
Sales and marketing	391
Product research and development	372
General and administrative	550
Total	1,449
Tax benefit	(176)
Share-based compensation expense, net of tax	$1,273
Decrease in basic loss per share	$(0.04)
Decrease in diluted loss per share	$(0.04)

The difference of $16 between the amount recorded in the statement of operations of $1,273 and additional paid-in capital of $1,289 was attributed to expense incurred by product research and development personnel who worked on capitalizable software development projects.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

The table below reflects net income (loss) and net income (loss) per share for the three months ended March 31, 2006, compared to pro forma net income (loss) and net income (loss) per share for the three months ended March 31, 2005, presented as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based employee compensation during the three months ended March 31, 2005 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
		(Pro forma as restated)
Net income (loss)(1)	$(4,900)	$165
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect(2)	—	(196)
Net income (loss), including the effect of share-based employee compensation expense	$(4,900)	$(31)
Net income (loss) per share—Basic:
Net income (loss) as reported(1)	$(0.15)	$0.01
Net income (loss), including the effect of share-based employee compensation expense	$(0.15)	$0.00
Net income (loss) per share—Diluted:
Net income (loss) as reported(1)	$(0.15)	$0.01
Net income (loss), including the effect of share-based employee compensation expense	$(0.15)	$0.00

       (1) Net income (loss) and net income (loss) per share prior to 2006 do not include share-based employee compensation expense under SFAS No. 123, as we had only adopted the disclosure provisions of SFAS No. 123.

       (2) Share-based employee compensation expense prior to 2006 was calculated in accordance with SFAS No. 123.

We used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for the period indicated.

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	50%	50%
Risk-free interest rate	4.3%	3.3%-3.9%
Expected life of options (in years)	3.5	3.5
Weighted-average grant date fair value	$10.12	$7.51

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

volatility of our stock price. Prior to January 1, 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At March 31, 2006, there was approximately $7,300 of unrecognized compensation cost related to share-based payments. The Company expects this compensation cost to be recognized over a weighted-average period of 1.8 years.

A summary of stock option activity is as follows:

	Number	Weighted-average exercise price	Weighted-average remaining contractual life in years
Options outstanding, January 1, 2006	2,979,139	$13.24	4.69
Options granted	149,500	24.81	5.75
Options exercised	(7,693)	3.24	—
Options forfeited and expired	(53,528)	16.19	—
Options outstanding, March 31, 2006	3,067,418	13.78	4.59

Shares available for future stock option grants to employees and directors under existing plans were 4,644,528 at March 31, 2006. At March 31, 2006, there were 1,104,764 of options exercisable. At March 31, 2006, the aggregate intrinsic value of options outstanding was $10,331. Total intrinsic value of options exercised was $163 for the three months ended March 31, 2006.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

(5)          Acquisitions

(a)   Cedara Software Corp.

On June 1, 2005, we completed our business combination with Cedara Software Corp. The transaction consideration was valued at approximately $386,899, including the exchange of approximately 18.8 million equivalent shares at a market price of $18.97 per share, estimated fair value for outstanding options at the date of closing and direct transaction costs incurred by us. The acquisition was accounted for using the purchase method of accounting and Merge Healthcare was considered the accounting acquirer in the business combination. The results of Cedara Software Corp. have been included in our consolidated financial statements since June 1, 2005.

The following table reflects unaudited condensed combined results of operations for the three months ended March 31, 2006, compared to the unaudited pro forma condensed combined results of operations for the three months ended March 31, 2005 based on the historical financial statements of Merge Healthcare and Cedara Software Corp. presented as if the business combination with Cedara Software Corp. had occurred at January 1, 2005. The pro forma data has been adjusted to exclude Cedara Software Corp. pre-acquisition intangible amortization and the in-process research and development expense, while including amortization of intangible assets and expense of deferred stock compensation during the entire applicable periods. This data also reflects only the historical Merge Healthcare and Cedara Software Corp. tax expense. This data is not indicative of the results of operations that would have arisen if the transaction had occurred at the beginning of the respective periods. Moreover, this data is not intended to be indicative of future results of operations.

	Three Months Ended March 31,
	2006	2005
	(Actual)	(Pro forma as restated)
Revenue	$16,196	$26,917
Net (loss) income	$(4,900)	$4,784
Earnings per share:
Basic	$(0.15)	$0.15
Diluted	$(0.15)	$0.14

(b)   AccuImage

On January 28, 2005, we acquired all of the outstanding capital stock of AccuImage Diagnostics Corp. (“AccuImage”) in an all cash transaction. The total purchase price for the acquisition was $6,978. The acquisition was accounted for using the purchase method of accounting. The results of AccuImage have been included in our consolidated financial statements since January 28, 2005.

(6)          Commitments and Contingencies

We and our subsidiaries are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties. See Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain legal proceedings and lawsuits to which we are a party.

We have incurred certain costs associated with the Cedara Software Corp. business combination for certain terminated employees that have been accrued for, and included in, the estimated value of liabilities assumed. At March 31, 2006, there were approximately $1,300, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 15 months.

(7)          Indebtedness

We had an unsecured revolving line of credit of $35,000, maturing September 26, 2006, with Lincoln State Bank subject to various covenants and variable rate of interest that is equal to the prime rate as published in The Wall Street Journal, less 75 basis points. No amounts were outstanding on the line of credit as of March 31, 2006. Our failure to provide Lincoln State Bank with timely annual financial statements for the year ended December 31, 2005, and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35,000 line of credit terminated. We are currently negotiating a new credit agreement with Lincoln State Bank.

(8)          Shareholders’ Equity

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

(9)          Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

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

(10)   Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax rate together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include the tax effect within the tax provision as an adjustment to goodwill or in the statement of operations, as applicable. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

The income tax expense for the three months ended March 31, 2006 varies from the amount computed by applying the statutory federal income tax rate of 34% to operating income before income tax expense primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent book-to-tax differences, the most significant being the ability to exclude from United States taxation a portion of the profits associated with the international sales of our software products. This income tax exclusion provision expires on December 31, 2006.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.

(11)   Subsequent Events

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

During the three months ended June 30, 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our common stock from the NASDAQ Global Market and notice of an informal non-public inquiry with

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

the Securities Exchange Commission. These events, which did not exist as of March 31, 2006, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions which are intended to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the uncertainty created by, the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management and the restatement of our financial statements; costs, risks and effects of legal proceedings and investigations, including the informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; risks in product and technology development; market acceptance of new products and continuing product demand; the impact of competitive products and pricing; our ability to integrate acquisitions; changing economic conditions; our credit and payment risks associated with our end-user sales; our dependence on major customers; dependence on key personnel, and other risk factors detailed in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations including in our Annual Report on Form 10-K for the year ended December 31, 2005, which is being filed contemporaneously with this Form 10-Q. Dollars are in thousands unless otherwise noted.

Restatement of Previously Issued Consolidated Financial Statements

From January 10, 2006 through May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and related revenue recognition, and disclosure practices. The Audit Committee of our Board of Directors took a leadership role in assessing these matters and determining the appropriate corrective action with the assistance of outside counsel. The Audit Committee of our Board of Directors retained the independent national law firm of Sidley Austin LLP and accounting firm of Alvarez & Marsal, a nationally recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley Austin LLP and Alvarez & Marsal, conducted a comprehensive investigation of our accounting and financial reporting practices, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and Cedara Software Corp., which we acquired in June 2005. On May 15, 2006, Richard A. Linden, our former President and Chief Executive Officer, submitted his resignation from all positions with us and our subsidiaries, including as an officer, employee and director, and our Board of Directors accepted Mr. Linden’s resignation.

On June 29, 2006, soon after Sidley Austin LLP completed its investigation, Sidley Austin LLP reported its findings to the Audit Committee, and the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Furthermore, the audit reports of KPMG LLP with respect to those financial statements (including the report of KPMG with respect to managements’ assessment of, and the effectiveness of, our internal control over financial reporting) should no longer be relied upon. On

June 30, 2006, the Audit Committee presented its recommendations to all of our non-employee directors. On July 2, 2006, our Board of Directors held a meeting at which it accepted the resignations of each of William C. Mortimore, our former interim Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former Senior Vice President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors.

The errors identified in previously issued financial statements are described below.

Revenue Recognition

We determined that we overstated net sales for 2002, 2003, 2004 and first nine months of 2005 due to the following:

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

In aggregate, these revenue recognition errors resulted in the deferral of approximately $3,800 of net sales in the three months ended March 31, 2005.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for  the end of the quarter ended, and as of, June 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of sales related to contracts impacted, deferred revenue, bad debt expense, and the related accounts receivable allowance, accounts receivable and commission expense.

Please refer to Note 1 of our unaudited consolidated financial statements for a discussion of the restatement of our previously filed balance sheet, statement of operations and statement of cash flows as of, for the three months ended, March 31, 2005.

We, by means of this Quarterly Report on Form 10-Q, have restated previously issued unaudited consolidated financial statements and will not amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. See Note 1 of notes to consolidated financial statements for a discussion of the restatement of our previously filed balance sheet, statement of operations and statement of cash flows as of, and for the three months ended, March 31, 2005. The information that was previously filed for the quarter ended March 31, 2005 is superseded by the information contained in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

Acquisitions

We have aggressively expanded our product offerings, especially in the past four years, through our acquisitions of eFilm in 2002, RIS Logic in 2003, and more recently through our acquisition of AccuImage in January 2005, and our merger with Cedara Software Corp. in June 2005. We acquired AccuImage for an aggregate transaction consideration of $6,978 in cash. In the case of the business combination with Cedara Software Corp., each Cedara Software Corp. share was exchanged for either 0.587 Merge common share or 0.587 exchangeable share of our wholly owned subsidiary, Merge Cedara ExchangeCo Limited, and each Cedara Software Corp. option was exchanged for an option to purchase 0.587 Merge common share with the exercise price adjusted by the U. S. dollar/Canadian dollar exchange rate as of June 1, 2005. The aggregate transaction consideration was valued at approximately $386,899. See Note 11 to the notes to our consolidated financial statements included in this Form 10-Q for a discussion of the impairment of goodwill associated with our business combination with Cedara Software Corp.

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

Recent Events

We continue to face significant business challenges that stem from the uncertainty created by changes in our senior management, announcements regarding our inability to meet requirements of the Nasdaq National Market (now designated the NASDAQ Global Market) for continued listing, an informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge and Cedara Software Corp., which we acquired on June 1, 2005. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. In addition, since the business combination, we may not have devoted adequate resources to the development and acquisition of additional products. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 3, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” to our Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed discussion regarding these matters.

Despite the challenges we are facing, we remain committed to delivering industry-leading solutions and expanding our offerings to customers in the medical imaging and healthcare information technology markets. In particular, in the first quarter of 2006, we:

•       Released a new version of FUSION Matrix PACSTM v 2.1 with enhancements to help radiologists efficiently read studies, including the ability to query and retrieve studies from third-party sources, reserve studies, and mark studies as preliminary. In addition, FUSION Matrix PACS v 2.1 includes a new triangulation tool, which lets users easily define a target point on an image to view the corresponding anatomical position in other series. FUSION Matrix PACS is sold as a stand-alone PACS solution or as part of FUSION RIS/PACS MX, which integrates business and clinical workflow.

•       In line with our strategy to expand into clinical information systems market, we acquired intellectual property from a Paris-based medical software company and introduced Cedara aXigateTM, a leading edge, fully secure, fully web-based solution for patient, medical and clinical process management. With components for patient registration, consultation, reporting, prescription, follow-up and codification, Cedara aXigate provides a folder based approach to medical information management, displaying relevant information at the click of a button to different health care professionals.

•       Expanded our offering and presence in the orthopedics market by launching Cedara OrthoWorks ProPlannerTM , a state-of-the art orthopedic application designed to provide comprehensive capability on standard and web-enabled PACS workstations. In March 2006, we entered into an agreement to supply the OrthoWorks products to the Mayo Clinic Department of Orthopedic Surgery, a global leader in orthopedic medicine. OrthoWorks products will be used in conjunction with Mayo Clinic’s existing PACS infrastructure, providing tools to support digital orthopedic planning within Mayo Clinic’s diverse orthopedic surgery practice.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates. Actual results may differ from these estimates under different assumptions or conditions. We have identified our accounting policies and estimates for revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and intangible asset valuation, loss contingencies and income taxes as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies.

Results of Operations
(in thousands, except for share data)
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The results of operations for the three months ended March 31, 2006 include those of AccuImage and Cedara Software Corp. The results of operations for the three months ended March 31, 2005 include those of AccuImage for the period subsequent the acquisition date of January 28, 2005 and do not include those of Cedara Software Corp.

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Three Months Ended March 31,
	2006	2005
		(As restated)
Net sales	100%	100%
Cost of sales	39	42
Gross margin	61	58
Operating costs and expenses:
Sales and marketing	32	23
Product research and development	32	11
General and administrative	36	18
Depreciation and amortization	6	4
Total operating costs and expenses	106	56
Operating income (loss)	(45)	2
Total other income, net	4	1
Income (loss) before income taxes	(41)	1
Income tax expense (benefit)	(11)	1
Net income (loss)	(30)%	2%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns. The following table sets forth net sales component data.

	Three Months Ended March 31,
	2006	2005	% Change
	(As restated)
Software and other	$9,545	$4,648	105%
As a percentage of total net sales	59%	67%
Services and maintenance	$6,651	$2,289	191%
As a percentage of total net sales	41%	33%
Total net sales	$16,196	$6,937	134%

Software and other sales for the three months ended March 31, 2006 was $9,545, an increase of $4,897, or 105%, from software and other sales of $4,648 for the three months ended March 31, 2005. This increase was primarily attributable to revenue recognized as a result of the inclusion of sales to Cedara OEM and end-user customers in 2006.

Sales from service and maintenance for the three months ended March 31, 2006 were $6,651, an increase of $4,362, or 191%, from the three months ended March 31, 2005 net sales of $2,289. This increase in sales from services and maintenance was primarily attributable to services performed in connection with Cedara OEM and end-user customers, while the rest of the increase was primarily attributable to the growth in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.

The impact to net sales in any period will depend on a number of factors, most notably whether or not we have met all the criteria for software revenue recognition and have established vendor specific objective evidence (“VSOE”) of fair value for the undelivered contract elements.

The following factors should also affected our net sales for the three months ended March 31, 2006 and 2005:

•       Net sales were reduced by approximately $500 and $3,800 for the three months ended March 31, 2006 and March 31, 2005, respectively, due to the delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected. We deferred such revenue until the delivery of the expected product functionality.

•       We recognized approximately $900 in net sales in the three months ended March 31, 2006 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software, but which became reasonably assured in the three months ended March 31, 2006.

•       We recognized approximately $200 in net sales in the three months ended March 31, 2006 due to ratable recognition of sales from prior periods related to customer contracts for which we did not have vendor specific objective evidence of fair value of maintenance.

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

The following table sets forth net sales and net change in deferred revenue data for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
		(As restated)
Net sales	$16,196	$6,937
Net increase in deferred revenue	$2,216	$3,113

The following table sets forth sequential net sales and net change in deferred revenue data for the three months ended March 31, 2006 and December 31, 2005:

	Three months ended
	March 31,	December 31,
	2006	2005
Net sales	$16,196	$25,460
Net increase in deferred revenue	$2,216	$3,540

During the three months ended December 31, 2005, a single customer accounted for 27% of our net sales. We did not have a single customer sale representing more than 10% of our net sales during the three months ended March 31, 2006.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software. The following table sets forth cost of sales data.

	Three Months Ended March 31,
	2006	2005	% Change
	(As restated)
Software and other	$1,372	$572	140%
Services and maintenance	3,686	1,633	126%
Amortization	1,277	702	82%
Total cost of sales	$6,335	$2,907	118%

The cost of software and other for the three months ended March 31, 2006 was $1,372, an increase of $800, or 140%, from the cost of software and other for the three months ended March 31, 2005 of $572. Approximately $695, or 87%, of this increase was attributable to costs incurred as a result of the inclusion of sales to Cedara OEM and end-user customers since the date of the business combination with Cedara Software Corp. As a percentage of net software and other sales, the cost of software and other for the three months ended March 31, 2006 was 14%, compared to 12% for the three months ended March 31, 2005.

The cost of services and maintenance for the three months ended March 31, 2006 was $3,686, an increase of $2,053, or 126%, from the cost of services and maintenance for the three months ended March 31, 2005 of $1,633. Approximately $1,843, or 91% of this increase was the result of the inclusion of costs associated with Cedara Software Corp.’s OEM and end-user customer custom engineering, installation, engineering, training and consulting services, and maintenance and support departments. As a percentage of net service and maintenance sales, the cost of services and maintenance for the three months ended March 31, 2006 was 55%, compared to 71% for the three months ended March 31, 2005. The costs to provide all services to our customers were recognized as a period cost. The relatively high cost of services and maintenance as a percentage of net service and maintenance sales for the three months ended

March 31, 2005 was primarily attributable to our deferral of service revenue related to sales of certain software products to certain end-user customers that did not meet the functionality that we believe was expected by customers as described above in Net Sales.

Amortization of purchased and developed software was $1,277 for the three months ended March 31, 2006, an increase of $575, or 82%, from amortization of $702 for the three months ended March 31, 2005. This increase was attributable to the amortization of acquired technology associated with the Cedara Software Corp. transaction as well as the impairment of a capitalized software project of approximately $169. As a percentage of total net sales, amortization of purchased and developed software decreased slightly to 8% for the three months ended March 31, 2006, compared to 10% for the three months ended March 31, 2005.

Gross Margin

Gross margin was $9,861 for the three months ended March 31, 2006, an increase of $5,832, or 145%, from $4,029 for the three months ended March 31, 2005. As a percentage of net sales, gross margin increased to 61% of net sales for the three months ended March 31, 2006 compared to 58% for the three months ended March 31, 2005. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The increase in gross margin as a percentage of net sales for the three months ended March 31, 2006 was primarily attributable to the factors described above in Net Sales. The costs to provide all services to our customers were recognized as a period cost.

Sales and Marketing

Sales and marketing expense for the three months ended March 31, 2006 was $5,221, an increase of $3,640, or 230%, from $1,581 for the three months ended March 31, 2005, as a result of expenses incurred by the historic Cedara Software Corp. business, new business initiatives in France and Europe and SFAS No. 123(R) stock-based compensation expense for the three months ended March 31, 2006 of $391. Sales and marketing expense for three months ended March 31, 2006 as a percentage of sales increased to 32% compared to 23% for three months ended March 31, 2005 for the same reasons.

Product Research and Development

Research and development expense for the three months ended March 31, 2006 was $5,129, an increase of $4,377, or 582%, from $752 for the three months ended March 31, 2005. As a percentage of net sales, research and development expense increased to 32% for the three months ended March 31, 2006, compared to 11% for the three months ended March 31, 2005. The majority of this increase was the result of the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department due to the importance of innovating software technologies in our OEM business, and SFAS No. 123(R) stock-based compensation expense for the three months ended March 31, 2006 of $372, net of capitalization of related costs of $16. Capitalization of software development costs decreased $327, or 37%, to $549 for the three months ended March 31, 2006, from $880 for the three months ended March 31, 2005 as we spent a greater percentage of time on development of software product updates, which are generally not capitalizable, during the three months ended March 31, 2006.

General and Administrative

General and administrative expense for the three months ended March 31, 2006 was $5,841, an increase of $4,623, or 380%, from $1,218 for the three months ended March 31, 2005. The $4,623 increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and direct sales operations since the acquisition of $1,377, legal, accounting and forensic services costs related to the completion of our 2005 audit of $1,480 and SFAS No. 123(R) stock-based compensation expense for the three months ended March 31, 2006 of $550. General and administrative expense as a percentage of net sales was 36% for the three months ended March 31, 2006, compared to 18% for the three months ended March 31, 2005. As described in the section above captioned “Restatement of Previously Issued Consolidated Financial Statements,” our previously issued financial statements needed to be restated. We have incurred, and continue to incur, substantial additional legal, accounting and forensic services costs related to the completion of our 2005 audit and the reviews of restated periods that has been expensed during the three months ended March 31, 2006 and will be expensed in the second and third quarters of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with lawsuits and regulatory matters. See Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed discussion regarding these matters.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2006 was $1,042, an increase of $740, or 245%, from $302 for the three months ended March 31, 2005. Depreciation and amortization expense as a percentage of net sales increased to 6% for the three months ended March 31, 2006 compared to 4% for the three months ended March 31, 2005. These increases were primarily due to the amortization of customer contracts acquired in the Cedara Software Corp. transaction.

Other Income, Expense

Our interest income was $660 for the three months ended March 31, 2006 compared to $120 for the three months ended March 31, 2005. The increase in interest income earned is directly attributed to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the three months ended March 31, 2006 compared to March 31, 2005. Other income, net, was $20 for the three months ended March 31, 2006 compared to other expense, net, of $43 for the three months ended March 31, 2005. The other income, net, for the three months ended March 31, 2006 was primarily attributable to unrealized foreign exchange gains on foreign currency payables at Cedara, where the functional currency is the U. S. Dollar.

Income Taxes

We recorded income tax benefit of $1,818 in the three months ended March 31, 2006 and income tax expense of $89 in the three months ended March 31, 2005. The income tax benefit in the three months ended March 31, 2006 is based upon a 27% effective tax rate, which differs from the statutory rate due to our benefiting from the extraterritorial income exclusion on a portion of the profits associated with the international sales of our software products.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

(in thousands, except for share data)

Our cash and cash equivalents were $65,128 at March 31, 2006, an increase of $851 from our balance of $64,278 at December 31, 2005. In addition, our working capital, defined as the amount that our current assets that exceed our current liabilities, was $53,442 at March 31, 2006, a decrease of $3,894 from our working capital of $57,336 at December 31, 2005. At June 30, 2006, our cash and cash equivalents were $60,689.

Operating Cash Flows

Cash provided by operating activities was $1,996 for the three months ended March 31, 2006, a decrease of $471, or 19%, from $2,466 for the three months ended March 31, 2005. Our positive operating cash flow for the three months ended March 31, 2006 was due primarily to charges reflected in our statement of operations that do not require cash outlay, such as stock compensation expense, provision for doubtful accounts, depreciation, amortization, and deferred income taxes totaling $1,778, an increase collections of accounts receivable of $3,740 and increased deferred revenue of $2,212, offset by a net loss of $4,900.

We have incurred costs of approximately $4,200 through June 30, 2006 related to the completion of our 2005 audit and the reviews of restated periods (including $1,480 in the first quarter of 2006), and continue to incur substantial additional costs that will be expensed in the third quarter of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with the lawsuits and regulatory matters described in Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005. These cash payments will adversely affect our operating cash flows for at least the remainder of 2006.

Investing Cash Flows

Cash used in investing activities was $1,170 for the three months ended March 31, 2006, comprised of capitalized software development costs of $549, acquired technology of $367 and purchases of capital equipment of $254.

Financing Cash Flows

Cash provided by financing activities was $25 for the three months ended March 31, 2006 as a result of net proceeds of $25 received from employee and director stock option exercises. As of March 17, 2006, use of our registration statement on Form S-8 relating to the issuance of Common Stock was suspended. Consequently, we have not accepted exercises by any option holder after such date, and all 2006 employee stock purchase plan contributions during the period were returned and the plan was suspended.

Total outstanding commitments at March 31, 2006 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 6 Years	7 – 10 Years
Operating Leases	$7,914	$1,744	$4,041	$179	$—

The contractual obligations table above reflects amounts due under all our leases, including the August 2006 settlement for $175 of our outstanding lease obligation with the landlord of a facility which we ceased using during 2005. On June 1, 2006, we signed a letter exercising our right to lease an additional 14,000 square feet at our Milwaukee facility, commencing September 1, 2006 through April 2011. This is not included in the table above.

At December 31, 2005, we had an unsecured revolving line of credit of $35,000 with Lincoln State Bank subject to various covenants and variable rate of interest that is equal to the prime rate as published in The Wall Street Journal, less 75 basis points. No amounts were outstanding on the line of credit as of March 31, 2006.

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

We have incurred certain costs associated with the Cedara Software Corp. business combination for certain terminated employees that have been accrued for and included in the estimated value of liabilities assumed. At March 31, 2006, there exist approximately $1,300, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 15 months.

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

General

We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. However, any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2006 will depend on a variety of factors such as, potential losses from operations, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings (see Part I, Item 3, “Legal Proceedings,” in the Annual Report on Form 10-K for the year ended December 31, 2005), and potential merger and acquisition activities. We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis; however, that will depend on numerous factors, including market acceptance of our existing and future solutions; the successful commercialization of solutions in development and costs associated with that commercialization; progress in our software development efforts; the magnitude and scope of such efforts; clinical trials and product clearance by the FDA; the successful integration of businesses that we acquire; the cost and timing of our efforts to expand our sales and marketing capabilities; and competing technological and market developments. In the event that it is necessary to raise additional capital for activities necessary to meet our short term or long term liquidity needs, such capital may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. However, these financing alternatives, including raising additional capital, may not be available in amounts or on terms acceptable to us.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes made occurring in fiscal years beginning after May 31, 2005.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2006, our cash and cash equivalents included money market funds and short-term deposits totaling approximately $65,000, and earned interest at a weighted average rate of 4.1%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $651 for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China, Japan and Europe that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at March 31, 2006. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2005 relating to our control environment, revenue recognition, accounting for income taxes and accounting for business combinations, which continued to exist as of March 31, 2006.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1.                Our control environment was not adequate because certain former members of senior management did not set a proper ethical tone within our organization and instill an attitude of control compliance. Certain of the former members of our management were directly involved in circumventing our accounting controls, and other former members of our management were aware, or should have been aware, that such controls were being circumvented. This deficiency contributed to material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005, June 30, 2005 and March 31, 2005 and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

2.                We did not maintain effective policies and procedures relating to revenue recognition associated with our sales contracts. This lack of effective policies and procedures contributed to our premature recognition of revenue related to components of our software contracts that were undelivered as of a reporting date for which we were unable to establish fair value or to contracts for which collectibility was not reasonably assured. These deficiencies resulted in material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, September 30, 2004, June 30, 2005 and March 31, 2005 and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

3.                We did not maintain effective policies and procedures over the accounting for income taxes. Specifically, our policies and procedures did not provide for obtaining third party technical assistance in connection with our accounting for the income tax consequences of complex transactions.This deficiency resulted in material misstatements in our interim consolidated financial statements as of, and for the three months ended June 30, 2005.

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

As a result of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Based on the recommendations of Sidley Austin LLP, Alvarez & Marsal and our Chief Accounting Officer, the Audit Committee of our Board has approved and adopted the following remediation plan to address the issues raised in the independent investigation conducted by Sidley Austin LLP, the deficiencies in our disclosure controls and procedures and the material weaknesses in our internal control over financial reporting described above.

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

5.                We will create an internal audit function and appoint a Director of Internal Audit, who will report directly to the Audit Committee, to oversee the internal audit function for us. This internal audit function will include the review of each of our sales contracts under which we expect to receive revenue in excess of $100,000. We have retained Alvarez & Marsal, LLC, the forensic accounting firm retained by Sidley Austin in connection with its investigation, to consult on a variety of accounting and financial reporting matters, at least until such time as we appoint a Director of Internal Audit.

6.                On August 28, 2006, our Board of Directors approved a revised Audit Committee Charter. See Part III, Item 10, “Directors and Executive Officers of the Registrant—Audit Committee; Audit Committee Financial Expert” in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

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

19.         We intend to hire a General Counsel to, among other things, work with our principal executive officer, principal financial officer, principal accounting officer and Director of Internal Audit, to further improve our control environment.

We have already begun instituting this remediation plan. The Audit Committee is committed to further refinement and improvement of this plan based

Changes in Internal Control Over Financial Reporting

Except as described above, there were no significant changes with respect to our internal control over financial reporting or in factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2006.

PART II

Item 1.                        Legal Proceedings

See Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain legal proceedings and lawsuits to which we are a party.

Item 1A.                Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, includes a detailed discussion of these factors.

Item 6.                        Exhibits

(a)          Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:
MERGE TECHNOLOGIES INCORPORATED
August 29, 2006	By:	/s/ MICHAEL D. DUNHAM
Michael D. Dunham
Chairman of the Board
(principal executive officer)
August 29, 2006	By:	/s/ STEVEN M. ORESKOVICH
Steven M. Oreskovich
Chief Accounting Officer, interim Secretary and interim Treasurer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U. S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.