Form 10-Q
period 2006-06-30
MERGE TECHNOLOGIES INC
filed 2006-09-06
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 29, 2006, the Registrant had 29,069,624 shares of Common Stock outstanding.

i

MERGE TECHNOLOGIES INCORPORATED

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the three months ended June 30, 2006 includes a restated consolidated balance sheet as of June 30, 2005, restated consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2005 and a restated consolidated statement of cash flows for the six months ended June 30, 2005. The Company will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005. See Item 1, “Financial Statements,” and Item 4, “Controls and Procedures,” in Part I of this Quarterly Report on Form 10-Q, including Note 1 of the notes to consolidated financial statements, for more information concerning these restatements. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

ii

PART I

Item 1.                        Financial Statements

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,689	$64,278
Accounts receivable, net of allowance for doubtful accounts of $1,490 and $1,892 at June 30, 2006 and December 31, 2005, respectively	15,359	23,624
Inventory	2,616	2,440
Prepaid expenses	2,670	2,646
Deferred income taxes	5,652	11,213
Other current assets	555	3,208
Total current assets	87,541	107,409
Property and equipment:
Computer equipment	4,559	4,025
Office equipment	1,763	1,759
Leasehold improvements	1,383	1,372
	7,705	7,156
Less accumulated depreciation	3,627	2,716
Net property and equipment	4,078	4,440
Purchased and developed software, net of accumulated amortization of $9,069 and $6,759 at June 30, 2006 and December 31, 2005, respectively	18,752	19,539
Acquired intangibles, net of accumulated amortization of $2,827 and $1,687 at June 30, 2006 and December 31, 2005, respectively	10,650	11,789
Goodwill	131,092	350,634
Other assets	9,238	7,862
Deferred income taxes	2,442	—
Total assets	$263,793	$501,673
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,552	$5,938
Accrued wages	4,829	5,870
Taxes payable	3,894	3,894
Other accrued liabilities	3,418	3,453
Deferred revenue	15,935	30,918
Total current liabilities	33,628	50,073
Deferred income taxes	—	3,491
Deferred revenue	4,671	3,784
Other	420	484
Total liabilities	38,719	57,832
Shareholders’ equity:
Preferred stock, $0.01 par value: 3,999,997 shares authorized; zero shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Series 2 Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 29,069,624 shares and 26,500,140 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	291	265
Common stock subscribed; zero shares and 706 shares at June 30, 2006 and December 31, 2005, respectively	—	17
Additional paid-in capital	446,647	445,954
Deferred stock compensation	—	(1,245)
Accumulated deficit	(223,859)	(3,190)
Accumulated other comprehensive income	1,995	2,040
Total shareholders’ equity	225,074	443,841
Total liabilities and shareholders’ equity	$263,793	$501,673

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net sales:
Software and other	$18,770	$11,037	$28,315	$15,685
Services and maintenance	12,952	4,124	19,603	6,413
Total net sales	31,722	15,161	47,918	22,098
Cost of sales:
Software and other	4,470	1,805	5,842	2,375
Services and maintenance	3,787	2,478	7,473	4,113
Amortization	1,068	1,887	2,345	2,589
Total cost of sales	9,325	6,170	15,660	9,077
Gross profit	22,397	8,991	32,258	13,021
Operating costs and expenses:
Sales and marketing	5,233	2,810	10,454	4,390
Product research and development	5,083	1,648	10,212	2,401
General and administrative	6,345	3,966	12,186	5,184
Acquired in process R&D	—	12,989	—	12,989
Goodwill impairment, restructuring and other expenses	219,462	589	219,484	589
Depreciation and amortization	1,142	1,087	2,184	1,389
Total operating costs and expenses	237,265	23,089	254,520	26,942
Operating loss	(214,868)	(14,098)	(222,262)	(13,921)
Other income (expense):
Interest expense	(21)	—	(26)	—
Interest income	696	169	1,357	290
Other, net	(216)	(82)	(196)	(126)
Total other income	459	87	1,135	164
Loss before income taxes	(214,409)	(14,011)	(221,127)	(13,757)
Income tax expense (benefit)	1,360	1,190	(458)	1,279
Net loss	$(215,769)	$(15,201)	$(220,669)	$(15,036)
Net loss per share—basic	$(6.41)	$(0.79)	$(6.56)	$(0.93)
Weighted average number of common shares outstanding—basic	33,637,779	19,254,640	33,636,285	16,248,205
Net loss per share—diluted	$(6.41)	$(0.79)	$(6.56)	$(0.93)
Weighted average number of common shares outstanding—diluted	33,637,779	19,254,640	33,636,285	16,248,205

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
		(As restated)
Cash flows from operating activities:
Net loss	$(220,669)	$(15,036)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,529	3,978
In-process research and development	—	12,989
Stock-based compensation	1,922	166
Goodwill impairment charge	219,433	—
Provision for doubtful accounts receivable, net of recoveries	(95)	213
Deferred income taxes	(373)	(960)
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	8,363	(4,888)
Inventory	(176)	187
Prepaid expenses	(91)	(210)
Accounts payable	(444)	(2,290)
Accrued wages	(1,040)	882
Other accrued liabilities	213	(628)
Deferred revenue	(14,095)	7,235
Other assets	1,774	(269)
Other	(255)	1,860
Net cash provided by (used in) operating activities	(1,377)	3,229
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	—	10,782
Purchases of property, equipment, and leasehold improvements	(549)	(1,388)
Purchased technology	(367)	—
Capitalized software development	(1,322)	(1,781)
Net cash provided by (used in) investing activities	(2,238)	7,613
Cash flows from financing activities:
Proceeds from exercise of stock options	25	848
Proceeds from employee stock purchase plan	—	29
Net cash provided by financing activities	25	877
Effect of exchange rate changes on cash	1	44
Net increase (decrease) in cash	(3,589)	11,763
Cash and cash equivalents, beginning of period	64,278	28,067
Cash and cash equivalents, end of period	60,689	$39,830
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$69	$911
Value of Common Stock and options issued for acquisitions	—	$381,689

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2006
(unaudited)
(in thousands, except share data)

Preferred Stock		Common Stock							Accumulated
Shares issued	Issued amount	Shares subscribed	Subscribed amount	Shares issued	Issued amount	Additional paid-in capital	Deferred stock compensation	Accumulated deficit	other comprehensive income	Total shareholders’ equity

Balance at December 31, 2005	1	$—	706	$17	26,500,140	$265	$445,954	$(1,245)	$(3,190)	$2,040	$443,841
Cedara exchange of share rights into Common Stock	—	—	—	—	2,561,085	26	(26)	—	—	—	—
Stock purchased under ESPP	—	—	(706)	(17)	706	—	17	—	—	—	—
Exercise of employee stock options	—	—	—	—	7,693	—	25	—	—	—	25
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—	—	(1,245)	1,245	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,922	—	—	—	1,922
Net loss	—	—	—	—	—	—	—	—	(220,669)	—	(220,669)
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(45)	(45)
Balance at June 30, 2006	1	$—	—	—	29,069,624	$291	$446,647	—	$(223,859)	$1,995	$225,074

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net loss	$(215,769)	$(15,201)	$(220,669)	$(15,036)
Accumulated other comprehensive income:
Cumulative translation adjustment(1)	2	921	2	951
Unrealized loss on marketable securities(2)	(29)	(26)	(29)	(26)
Comprehensive net loss	$(215,796)	$(14,306)	$(220,696)	$(14,111)

(1)          Net of income tax benefit of $1 and $496 for the three months ended June 30, 2006, and 2005, respectively, and $1 and $512 for the six months ended June 30, 2006 and 2005, respectively.

(2)          Net of income tax expense of $19 and $14 for the three months ended June 30, 2006, and 2005, respectively, and $19 and $14 for the six months ended June 30, 2006 and 2005, respectively.

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per data)

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
(Unaudited and in thousands, except for share and per data)

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

In aggregate, these revenue recognition errors resulted in the recognition of previously deferred revenue of approximately $17,500 for the three months ended June 30, 2006 and $18,000 for the six months ended June 30, 2006. In aggregate, these revenue recognition errors resulted in the deferral of revenue of approximately $3,500 for the three months ended June 30, 2005 and $7,300 for the six months ended June 30, 2005.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for the three and six months ended, and as of, June 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of goods sold related to contracts impacted, other assets, goodwill, deferred revenue, bad debt expense, and the related accounts receivable allowance, accounts receivable, and commission expense.

The following tables summarize the impact of the restatements on our consolidated balance sheet as of June 30, 2005, statements of operations for the three and six months ended June 30, 2005 and statement of cash flows for the six months ended June 30, 2005, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	Adjustments	June 30, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,830		$39,830
Accounts receivable, net(a)	24,944	$(1,190)	23,754
Inventory	1,814		1,814
Prepaid expenses(b)	2,507	350	2,857
Deferred income taxes(c)	2,936	5,887	8,823
Other current assets(d)	1,733	3,091	4,824
Total current assets	73,764	8,138	81,902
Net property and equipment	3,882		3,882
Purchased and developed software, net	22,905		22,905
Acquired intangibles, net	12,934		12,934
Goodwill(b)	353,832	1,121	354,953
Other assets(b)	1,947	1,400	3,347
Total assets	$469,264	$10,659	$479,923
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,300		$7,300
Accrued wages	5,988		5,988
Other accrued liabilities(b)	5,635	$(522)	5,113
Income taxes payable(c)	—	3,464	3,464
Deferred revenue(a)	12,853	22,111	34,964
Total current liabilities	31,776	25,053	56,829
Deferred income taxes(c)	2,251	(1,195)	1,056
Total liabilities	34,027	23,858	57,885
Total shareholders’ equity	435,237	(13,199)	422,038
Total liabilities and shareholders’ equity	$469,264	$10,659	$479,923

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2005	Adjustments	Three Months Ended June 30, 2005
	(As reported)		(As restated)
Net sales:
Software and other(a)	$13,755	$(2,718)	$11,037
Services and maintenance(a)	5,018	(894)	4,124
Total net sales	18,773	(3,612)	15,161
Cost of sales:
Software and other(d)	2,066	(261)	1,805
Services and maintenance	2,478		2,478
Amortization(e)	1,881	6	1,887
Total cost of sales	6,425	(255)	6,170
Gross margin	12,348	(3,357)	8,991
Operating costs and expenses:
Sales and marketing(b)	2,880	(70)	2,810
Product research and development	1,648		1,648
General and administrative(a)	4,122	(156)	3,966
Acquired in-process research and development	12,989		12,989
Restructuring and other expenses	589		589
Depreciation and amortization(e)	1,093	(6)	1,087
Total operating costs and expenses	23,321	(232)	23,089
Operating loss	(10,973)	(3,125)	(14,098)
Other income	87		87
Loss before income taxes	(10,886)	(3,125)	(14,011)
Income tax expense(c)	991	199	1,190
Net loss	$(11,877)	$(3,324)	$(15,201)
Net loss per share—basic	$(0.62)	(0.17)	$(0.79)
Weighted average number of shares of Common Stock outstanding—basic	19,254,640		19,254,640
Net loss per share—diluted	$(0.62)	(0.17)	$(0.79)
Weighted average number of shares of Common Stock outstanding—diluted	19,254,640		19,254,640

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2005	Adjustments	Six Months Ended June 30, 2005
	(As reported)		(As restated)
Net sales:
Software and other(a)	$20,864	$(5,179)	$15,685
Services and maintenance(a)	8,410	(1,997)	6,413
Total net sales	29,274	(7,176)	22,098
Cost of sales:
Software and other(d)	3,055	(680)	2,375
Services and maintenance	4,113		4,113
Amortization(e)	2,686	(97)	2,589
Total cost of sales	9,854	(777)	9,077
Gross margin	19,420	(6,399)	13,021
Operating costs and expenses:
Sales and marketing(b)	4,535	(145)	4,390
Product research and development	2,401		2,401
General and administrative(a)	5,440	(256)	5,184
Acquired in-process research and development	12,989		12,989
Restructuring and other expenses	589		589
Depreciation and amortization(e)	1,292	97	1,389
Total operating costs and expenses	27,246	(304)	26,942
Operating loss	(7,826)	(6,095)	(13,921)
Other income	164		164
Loss before income taxes	(7,662)	(6,095)	(13,757)
Income tax expense(c)	2,119	(840)	1,279
Net loss	$(9,781)	$(5,255)	$(15,036)
Net loss per share—basic	$(0.60)	(0.33)	$(0.93)
Weighted average number of shares of Common Stock outstanding—basic	16,248,205		16,248,205
Net loss per share—diluted	$(0.60)	(0.33)	$(0.93)
Weighted average number of shares of Common Stock outstanding—diluted	16,248,205		16,248,205

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2005	Adjustments	Six Months Ended June 30, 2005
	(As reported)		(As restated)
Cash flows from operating activities:
Net loss	$(9,781)	$(5,255)	$(15,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,978		3,978
Provision for doubtful accounts receivable, net of recoveries(a)	470	(257)	213
In-process research and development	12,989		12,989
Stock-based compensation	166		166
Deferred income taxes(c)	693	(1,653)	(960)
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable(a)	(5,541)	653	(4,888)
Inventory	187		187
Prepaid expenses(b)	(66)	(144)	(210)
Accounts payable(b)	(2,296)	6	(2,290)
Accrued wages	882		882
Other accrued liabilities(b)	(805)	177	(628)
Deferred revenue(a)	1,013	6,222	7,235
Other assets(b)(d)	284	(553)	(269)
Other(c)	1,056	804	1,860
Net cash provided by operating activities	3,229	$—	3,229
Net cash provided by investing activities	7,613		7,613
Net cash provided by financing activities	877		877
Effect of exchange rate changes on cash	44		44
Net increase in cash	11,763		11,763
Cash and cash equivalents, beginning of period	28,067		28,067
Cash and cash equivalents, end of period	$39,830		$39,830

(a)    Impact of deferral of net sales attributed to factors described in the Revenue Recognition section above for the period, including cumulative effect of all periods on accounts receivable and related reserves and deferred revenue.

(b)   Impact of other adjustments noted above for current period, primarily consisting of an allocation adjustment between goodwill and other assets and commissions. Balance sheet impact is cumulative for all periods impacted.

(c)    Impact on income tax expense, net of all adjustments during the period at the statutory tax rate, including cumulative effect of all periods on current deferred income taxes and long term deferred income tax liabilities. Impact of factors discussed in the Income Tax Expense section above.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

(d)   Impact of deferral of costs associated with net sales deferred attributed to factors described in the Revenue Recognition section above for the period, including cumulative effect of all periods on other current assets, where such deferred costs are classified.

(e)    Reclassification of amortization associated with customer intangibles to be consistent with prior year classification.

(b)   Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

(c)   Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method of adoption. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, including grants of stock options, to be recognized as an expense in the statement of operations. The cost is recognized over the requisite service period based on fair values measured on the respective grant dates.

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

During the three months ended June 30, 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our Common Stock from the NASDAQ Global Market and notice of an informal non-public inquiry with the Securities Exchange Commission. These events resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.

We have tested our indefinite lived intangible assets and goodwill for impairment as of June 30, 2006 and concluded that our indefinite lived intangible assets were not impaired.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We performed Step I of the impairment test by estimating the Company’s fair value using what we considered to be the most reliable and readily available indicator of fair value, that being the quoted market prices of our shares

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

of Common Stock. The results of Step I of the impairment test indicated that we had a potential impairment of our goodwill since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value. On August 29, 2006, the Audit Committee of our Board of Directors determined that there was such an impairment.

We have completed Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other assets to determine the implied fair value of reporting unit goodwill. We have completed our assessment of the fair value utilizing the assistance of independent valuation specialists. As a result of our Step II analysis, we recorded a goodwill impairment charge for the three months ended June 30, 2006 of $219,433, which did not, and will not, result in any cash expenditures.

In the six months ended June 30, 2006, goodwill decreased by $219,433 based on the impairment discussed above and by $109 due to the fair value adjustments of the purchase price allocation relating to the June 1, 2005 business combination with Cedara Software Corp.  The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows:

Balance as of January 1, 2006	$350,634
Impairment	(219,433)
Adjustments	(109)
Balance as of June 30, 2006	$131,092

Our intangible assets, other than internally developed software, subject to amortization are summarized as of June 30, 2006 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased technology	4.2	$16,990	$4,624
Customer relationships	4.7	$13,477	$2,907
Total	4.4	$30,467	$7,531

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

Amortization expense was $2,645 and $1,356 for the six months ended June 30, 2006 and 2005, respectively. Amortization of purchased technology is recorded in cost of sales (which also includes amortization of capitalized software development costs), while amortization of customer relationships is recorded as an operating expense. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining six months:	2006	$2,645
For the year ended December 31:	2007	$5,146
	2008	$4,797
	2009	$4,391
	2010	$4,265

Included in the amortization expense recorded in cost of sales for the six months ended June 30, 2006 is an impairment charge of approximately $169 for a discontinued capitalized software project.

(3)   Earnings Per Share

Basic earnings per share is computed by dividing loss available to common shareholders by the weighted average number of shares outstanding. We have made an accounting policy election to use the if-converted method for convertible securities that are eligible to participate in Common Stock dividends, if declared; however, the two-class method must be used if the effect is more dilutive. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, unless such exercise would be anti-dilutive, with an exercise price of less than the average market price of our Common Stock. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Numerator:
Net loss	$(215,769)	$(15,201)	$(220,669)	$(15,036)
Denominator:
Weighted average number of shares of Common Stock outstanding	33,637,779	19,254,640	33,636,285	16,248,205
Effect of stock options	—	—	—	—
Denominator for net loss per share—diluted	33,637,779	19,254,640	33,636,285	16,248,205
Net loss per share—basic	$(6.41)	$(0.79)	$(6.56)	$(0.93)
Net loss per share—diluted	$(6.41)	$(0.79)	$(6.56)	$(0.93)

The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities for the three months ended June 30, 2006 and 2005 of 4,568,155 and 4,209,834 shares, respectively.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities for the six months ended June 30, 2006 and 2005 of 4,934,796 and 2,116,546 shares, respectively.

For the three months ended June 30, 2006 and 2005, options to purchase 2,076,730 shares and 1,282,530 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net loss per share.

For the six months ended June 30, 2006 and 2005, options to purchase 448,122 shares and 45,650 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net loss per share.

As a result of the loss during the three months ended June 30, 2006 and 2005, incremental shares from the assumed conversion of employee stock options totaling 532,244 and 1,045,278 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

As a result of the loss during the six months ended June 30, 2006 and 2005, incremental shares from the assumed conversion of employee stock options totaling 722,378 and 921,663 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(4)   Stock-Based Compensation

We maintain four stock-based employee compensation plans and one director option plan under which we grant options to acquire shares of our Common Stock to certain employees, non-employee directors and to existing stock option holders in connection with the merging of option plans following an acquisition. Option grants generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). Replacement Options were granted pursuant to the merger agreement with the same economic terms, as adjusted for conversion ratio and currency. The majority of these options vest over a three or four-year period and have a contractual life of ten years.

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

Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with APB Opinion No. 25, and accordingly recognized no compensation expense for options that were granted at or above fair market value on the date of grant.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

We adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective approach, compensation cost recognized during the first and second quarters of 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, the provisions of SFAS No. 123(R) were not applied to periods prior to adoption, and thus, prior period financial statements were not restated to reflect our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs, as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, APB Opinion No. 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

Our adoption of SFAS No. 123(R) on January 1, 2006, resulted in an increase of our loss before provision for income taxes and net loss for the three and six months ended June 30, 2006, of $545 and $1,994, respectively. If we had not adopted SFAS No. 123(R) but, rather, continued to account for share-based compensation under the provisions of APB Opinion No. 25, basic net loss per share for the three and six months ended June 30, 2006, would have been $6.39 and $6.50, respectively, compared to reported basic net loss per share of $6.41 and $6.56, respectively.

The following table summarizes stock-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the three and six months ended June 30, 2006, (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense included in statement of operations:
Services and maintenance (cost of sales)	$135	$271
Sales and marketing	235	626
Product research and development	321	693
General and administrative	(146)	404
Total	545	1,994
Tax benefit (expense)	(71)	105
Stock-based compensation expense, net of tax	$616	$1,889
Increase in basic loss per share	$0.02	$0.06
Increase in diluted loss per share	$0.02	$0.06

The difference of $33 between the amount recorded as stock-based compensation expense in the statement of operations for the six months ended June 30, 2006 of $1,889 and the amount of stock-based compensation expense recorded in additional paid-in capital in the statement of shareholders’ equity of

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

$1,922 was attributed to expense incurred by product research and development personnel who worked on capitalizable software development projects.

The table below reflects net loss and net loss per share for the three and six months ended June 30, 2006, compared to pro forma net loss and net loss per share for the three and six months ended June 30, 2005, presented as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based employee compensation during the three and six months ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Pro Forma as restated)		(Pro Forma as restated)
Net loss(1)	$(215,769)	$(15,201)	$(220,669)	$(15,036)
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect(2)	—	(1,097)	—	(1,293)
Net loss, including the effect of share-based employee compensation expense	$(215,769)	$(16,298)	$(220,669)	$(16,329)
Net loss per share—Basic:
Net loss as reported(1)	$(6.41)	$(0.79)	$(6.56)	$(0.93)
Net loss, including the effect of share-based employee compensation expense	$(6.41)	$(0.85)	$(6.56)	$(1.01)
Net loss per share—Diluted:
Net loss as reported(1)	$(6.41)	$(0.79)	$(6.56)	$(0.93)
Net loss, including the effect of share-based employee compensation expense	$(6.41)	$(0.85)	$(6.56)	$(1.01)

       (1) Net loss and net loss per share prior to 2006 do not include share-based employee compensation expense under SFAS No. 123, as we had only adopted the disclosure provisions of SFAS No. 123.

       (2) Share-based employee compensation expense prior to 2006 was calculated in accordance with SFAS No.123.

We used the Black-Scholes option pricing model to estimate the fair value of stock-based awards utilizing the following assumptions for awards made in the periods indicated.

Three Months Ended
June 30 2005
Dividend yield	0%
Expected volatility	40% - 50%
Risk-free interest rate	2.8% - 3.9%
Expected life of options (in years)	0.2 - 3.5
Weighted-average grant date fair value	$4.74

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

We had no stock option grants for the three months ended June 30, 2006. The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for these same homogeneous groups, and the volatility of our stock price. Prior to January 1, 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At June 30, 2006, there was approximately $6,800 of unrecognized compensation cost related to share-based payments. We expect this compensation cost to be recognized over a weighted-average period of 1.9 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted-average exercise price	Weighted- average remaining contractual life in years
Options outstanding, January 1, 2006	2,979,139	$13.24	4.7
Options granted	149,500	24.81	5.5
Options exercised	(7,693)	3.24	—
Options forfeited and expired	(363,564)	15.50	—
Options outstanding, June 30, 2006	2,757,382	13.60	4.9
Options exercisable, June 30, 2006	1,326,007	12.23	4.1

Shares available for future stock option grants to employees and directors under existing plans were 4,954,564 at June 30, 2006. At June 30, 2006, the aggregate intrinsic value of options outstanding was $6,403, and the aggregate intrinsic value of options exercisable was $3,662. Total intrinsic value of options exercised was $163 for the six months ended June 30, 2006.

(5)   Commitments and Contingencies

We, and our subsidiaries, are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, class-action securities litigation, shareholders’ derivative claims, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties. See Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain legal proceedings and lawsuits to which we are a party.

We have incurred certain costs associated with the Cedara Software Corp. business combination for certain terminated employees that have been accrued for and included in the estimated value of liabilities

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per data)

assumed. At June 30, 2006, there exist approximately $1,058, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 12 months.

(6)   Indebtedness

We had an unsecured revolving line of credit of $35,000, maturing September 26, 2006, with Lincoln State Bank subject to various covenants and variable rate of interest that is equal to the prime rate as published in The Wall Street Journal, less 75 basis points. No amounts were outstanding on the line of credit as of June 30, 2006. Our failure to provide Lincoln State Bank with timely annual financial statements for the year ended December 31, 2005 and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35,000 line of credit terminated. We are currently negotiating a new credit agreement with Lincoln State Bank.

(7)   Shareholders’ Equity

On August 24, 2004, we announced a stock repurchase plan providing for the purchase of up to $10,000 of our Common Stock. As of December 31, 2005, we had not made any repurchases under this plan. In March 2006, we announced an expansion of the stock repurchase program from $10,000 to $20,000. This repurchase program expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased.

(8)   Recent Accounting Pronouncements

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
(Unaudited and in thousands, except for share and per data)

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

The income tax expense for the three and six months ended June 30, 2006 varies from the amount computed by applying the statutory federal income tax rate of 34% to operating income before income tax expense primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent book-to-tax differences, the most significant being the write-off of goodwill impairment and our ability to exclude from United States taxation a portion of the profits associated with the international sales of our software products. This income tax exclusion provision expires on December 31, 2006.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions which are intended to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the uncertainty created by, the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management and the restatement of our financial statements; costs, risks and effects of legal proceedings and investigations, including the informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; risks in product and technology development; market acceptance of new products and continuing product demand; the impact of competitive products and pricing; our ability to integrate acquisitions, changing economic conditions; our credit and payment risks associated with our end-user sales; our dependence on major customers; dependence on key personnel, and other risk factors detailed in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial conditions and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report for the quarter ended March 31, 2006. Dollars are in thousands unless otherwise noted.

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

In aggregate, these revenue recognition errors resulted in the recognition of previously deferred revenue of approximately $17,500 for the three months ended June 30, 2006 and $18,000 for the six months ended June 30, 2006. In aggregate, these revenue recognition errors resulted in the deferral of revenue of approximately $3,500 for the three months ended June 30, 2005 and $7,300 for the six months ended June 30, 2005.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for the three and six months ended, and as of, June 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of sales related to contracts impacted, other assets, goodwill, deferred revenue, bad debt expense, and the related accounts receivable allowance, accounts receivable and commission expense.

Please refer to Note 1 of the notes to our unaudited consolidated financial statements for a discussion of the restatement of our previously filed balance sheet as of June 30, 2005, statements of operations for the three and six months ended June 30, 2006 and statement of cash flows for the six months ended June 30, 2005.

We, by means of this Quarterly Report on Form 10-Q, have restated our previously issued unaudited consolidated financial statements and will not amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. See Note 1 of the notes to our unaudited consolidated financial statements for a discussion of the restatement of our previously filed balance sheet as of June 30, 2005, statements of operations and statement of comprehensive income (loss) for the three and six months ended June 30, 2005 and statement of cash flows for the six months ended June 30, 2005. The information that was previously filed for the quarter ended June 30, 2005 is superseded by the information contained in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

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

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the increasing costs of delivering healthcare services. In the U. S., we are focusing our direct sales efforts on single and multi-site imaging centers that complete more than 10,000 studies per year, small-to-medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services. Millennium Research Group, an international market research firm, recently reported that in 2005, the U.S. market for RIS and PACS, consisting of RIS and enterprise, radiology, orthopedic and cardiology PACS, was valued at over $1.5 billion; that by 2010, this market will grow to over $3.0 billion, representing a compound annual growth rate of nearly 15%; and that growth for the RIS market is primarily driven by imaging centers and small hospitals, particularly those that do not already have a PACS or RIS and elect for an integrated RIS/PACS solution.

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

Recent Events

We continue to face significant business challenges that stem from the uncertainty created by changes in our senior management, announcements regarding our inability to meet requirements of the NASDAQ National Market (now designated the NASDAQ Global Market) for continued listing, an informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge and Cedara Software Corp., which we acquired on June 1, 2005. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. In addition, since the business combination, we may not have devoted adequate resources to the development and acquisition of additional products. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed discussion regarding these matters.

Despite the challenges we are facing, we remain committed to delivering industry-leading solutions and expanding our offerings to customers in the medical imaging and healthcare information technology markets. In particular, in the second quarter of 2006, we:

•       Announced the hiring of Robert J. White, our Senior Vice President and the President of Merge eMed, in April 2006, who has served as our interim Chief Executive Officer and President since July 3, 2006.

•       Received confirmation in May 2006 that GIP CPAGE, a public hospital association in France, selected Cedara Software as its exclusive Electronic Patient Record (EPR) partner. GIP CPAGE is a public Information Technology Group in France that has developed an administrative Hospital Information System (HIS), which has been implemented in a large number of its 250 public hospital affiliates. The combination of CPAGE’s Hospital Information System and Cedara aXigateTM will provide a comprehensive and cost-effective solution for managing the needs of healthcare facilities throughout France.

•      We determined that as of June 30, 2006, circumstances had occurred which indicated that the fair value of our single reporting unit did not support the carrying value of goodwill. On August 29, 2006, the Audit Committee of our Board of Directors determined that there was such an impairment. We have completed our assessment of the fair value of goodwill, based on the fair value of our reporting unit that was reduced by the fair value of all other assets to determine goodwill, utilizing the assistance of independent valuation experts. As a result of our analysis, we recorded a goodwill impairment charge for the three months ended June 30, 2006 of $219,433. See

Note 2 of the notes to our unaudited consolidated financial statements included in this Form 10-Q for a discussion of the impairment of goodwill.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates. Actual results may differ from these estimates under different assumptions or conditions. We have identified our accounting policies and estimates for revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and intangible asset valuation, loss contingencies and income taxes as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005 for a detailed discussion of our critical accounting policies.

Results of Operations

(in thousands, except for share data)

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Our results of operations for the three months ended June 30, 2006 include those of Cedara Software Corp. The results of operations for the three months ended June 30, 2005 include those of Cedara Software Corp. subsequent to the business combination on June 1, 2005.

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Three Months Ended June 30,
	2006	2005
		(As restated)
Net sales	100%	100%
Cost of sales	29	41
Gross margin	71	59
Operating costs and expenses:
Sales and marketing	16	19
Product research and development	16	11
General and administrative	20	26
In-process research and development	—	85
Goodwill impairment, restructuring and other expenses	692	4
Depreciation and amortization	4	7
Total operating costs and expenses	748	152
Operating loss	(677)	(93)
Total other income, net	1	1
Loss before income taxes	(676)	(92)
Income tax expense	4	8
Net loss	(680)%	(100)%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns. The following table sets forth net sales component data.

	Three Months Ended June 30,
	2006	2005	% Change
		(As restated)
Software and other	$18,770	$11,037	70%
As a percentage of total net sales	59%	73%
Services and maintenance	$12,952	$4,124	214%
As a percentage of total net sales	41%	27%
Total net sales	$31,722	$15,161	109%

Software and other sales for the three months ended June 30, 2006 was $18,770, an increase of $7,733, or 70%, from software and other sales of $11,037 for the three months ended June 30, 2005. This increase was primarily attributable to revenue recognized as a result of the factors below as well as the inclusion of sales to Cedara OEM and end-user customers for the entire period for the three months ended June 30, 2006.

Net sales from service and maintenance for the three months ended June 30, 2006 was $12,952, an increase of $8,828, or 214%, from net sales of $4,124 for the three months ended June 30, 2005. This increase in sales from services and maintenance was primarily attributable to the factors below as well as services performed in connection with Cedara OEM and end-user customers.

The impact to net sales in any period will depend on a number of factors, most notably whether or not we have met all the criteria for software revenue recognition and have established vendor specific objective evidence (“VSOE”) of fair value for the undelivered contract elements.

The following factors also affected our net sales results for the three months ended June 30, 2006 and 2005:

•       We recognized net sales of approximately $17,000 for the three months ended June 30, 2006, due to the delivery of certain software products functionality that we believe our end-user customers expected. Net sales were reduced by approximately $2,300 for the three months ended June 30, 2005, due to our delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected. We deferred such revenue until the delivery of the expected product functionality.

•       We deferred approximately $1,000 in net sales in the three months ended June 30, 2005 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•       We recognized net sales of approximately $200 for the three months ended June 30, 2006 related to contracts in which we delivered certain software products remaining on prior orders in which partial shipment had previously occurred.

•       We recognized approximately $300 in net sales in the three months ended June 30, 2006 due to ratable recognition of sales from prior periods related to customer contracts for which we did not have vendor specific objective evidence of fair value of maintenance. Net sales decreased for the three months ended June 30, 2005 by approximately $200 related to contracts for sales that we did not have vendor specific objective evidence of fair value of maintenance.

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

The following table sets forth net sales and net change in deferred revenue data for the three months ended June 30, 2006 and 2005:

	Three months ended June 30,
	2006	2005
		(As restated)
Net sales	$31,722	$15,161
Net increase (decrease) in deferred revenue	$(16,307)	$6,866

These indicate that we had a decrease in the value of new contracts for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the challenges facing our business as discussed under “Recent Developments” above.

The following table sets forth sequential net sales and net change in deferred revenue data for the three months ended June 30, 2006 and March 31, 2006:

	Three months ended
	June 30, 2006	March 31, 2006
Net sales	$31,722	$16,196
Net increase (decrease) in deferred revenue	$(16,307)	$2,216

These indicate that we had a decrease in the value of new contracts for the three months ended June 30, 2006 compared to the three months ended March 31, 2006 due to the challenges facing our business as discussed under “Recent Developments” above.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software. The following table sets forth cost of sales data.

	Three Months Ended June 30,
	2006	2005	% Change
		(As restated)
Software and other	$4,470	$1,805	148%
Services and maintenance	3,787	2,478	53%
Amortization	1,068	1,887	(43)%
Total cost of sales	$9,325	$6,170	51%

The cost of software and other for the three months ended June 30, 2006 was $4,470, an increase of $2,665, or 148%, from the cost of software and other for the three months ended June 30, 2005 of $1,805. Approximately $2,589, or 97%, of this increase was attributable to costs that were associated with net sales recognized during the three months ended June 30, 2006 which were previously deferred based on the factors described above. As a percentage of net software and other sales, the cost of software and other for the three months ended June 30, 2006 was 24%, compared to 16% for the three months ended June 30, 2005 for the same reason.

The cost of services and maintenance for the three months ended June 30, 2006 was $3,787, an increase of $1,309, or 53%, from the cost of services and maintenance for the three months ended June 30, 2005 of $2,478. Approximately $1,257 or 96% of this increase was the result of the inclusion of costs associated with Cedara Software Corp.’s OEM and end-user customer custom engineering, installation, engineering, training and consulting services, and maintenance and support departments for all of the three months ended June 30, 2006 as compared with one month for the three months ended June 30, 2005. As a percentage of net service and maintenance sales, the cost of services and maintenance for the three months ended June 30, 2006 was 29%, compared to 60% for the three months ended June 30, 2005. The costs to provide all services to our customers were recognized as a period cost. The relatively high cost of services and maintenance as a percentage of net service and maintenance sales for the three months ended June 30, 2005 was primarily attributable to our deferral of service revenue related to sales of certain software products to certain end-user customers that did not meet the functionality that we believe was expected by customers as described under Net Sales.

Amortization of purchased and developed software was $1,068 for the three months ended June 30, 2006, a decrease of $819, or 43%, from amortization of $1,887 for the three months ended June 30, 2005. This decrease was attributable to the impairment charge of $935 for the three months ended June 30, 2005 related to prior purchased technology and capitalized development software projects, due to overlapping technologies, as compared with the impairment of $169 for the three months ended June 30, 2006. As a percentage of total net sales, amortization of purchased and developed software decreased to 3% for the three months ended June 30, 2006, compared to 12% for the three months ended June 30, 2005.

Gross Margin

Gross margin was $22,397 for the three months ended June 30, 2006, an increase of $13,406, or 149%, from $8,991 for the three months ended June 30, 2005. As a percentage of net sales, gross margin increased to 71% of net sales for the three months ended June 30, 2006, compared to 59% for the three months ended June 30, 2005, due primarily to sales to our OEM customers. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The increase in gross margin as a percentage of net sales for the three months ended June 30, 2006 was primarily attributable to the factors described above in Net Sales.

Sales and Marketing

Sales and marketing expense for the three months ended June 30, 2006 was $5,233, an increase of $2,423, or 86%, from $2,810 for the three months ended June 30, 2005, as a result of expenses incurred by the historic Cedara Software Corp. business, new business initiatives in France and Europe and SFAS No. 123(R) stock-based compensation expense for the three months ended June 30, 2006 of $235. Sales and marketing expense for the three months ended June 30, 2006 as a percentage of sales decreased to 16% compared to 19% for the three months ended June 30, 2005.

Product Research and Development

Research and development expense for the three months ended June 30, 2006 was $5,083, an increase of $3,435, or 208%, from $1,648 for the three months ended June 30, 2005. As a percentage of net sales, research and development expense increased from 11% for the three months ended June 30, 2005 to 16% for the three months ended June 30, 2006. The majority of this increase was the result of the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department engaged in development of innovative software technologies in our OEM business and SFAS No. 123(R) stock-based compensation expense for the three months ended June 30, 2006 of $337, net of capitalization related costs of $20 for the three months ended June 30, 2005. Capitalization of software development costs decreased $128, or 14%, to $773 for the three months ended June 30, 2006, from $901 for the three months ended

June 30, 2005 as we spent a greater percentage of time on development of software product updates for our end-user products, which are generally not capitalizable.

General and Administrative

General and administrative expense for the three months ended June 30, 2006 was $6,345, an increase of $2,379, or 60%, from $3,966 for the three months ended June 30, 2005. The $2,379 increase was primarily attributable to the legal, accounting and forensic services costs related to the completion of our 2005 audit of $2,409, offset by the SFAS No. 123(R) stock-based compensation reduction for the three months ended June 30, 2006 of $146. General and administrative expense as a percentage of net sales decreased slightly to 20% for the three months ended June 30, 2006, compared to 26% for the three months ended June 30, 2005 for the same reasons. As described in the section above captioned “Restatement of Previously Issued Consolidated Financial Statements,” our previously issued financial statements needed to be restated. We have incurred, and continue to incur, substantial additional legal, accounting and forensic services costs related to the completion of our 2005 audit and the reviews of restated periods that have been expensed during the three months and six ended June 30, 2006, and the remainder of which will be expensed in the third quarter of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with lawsuits and regulatory matters. See Part I, Item 3 “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed discussion regarding these matters.

Acquired In-Process R&D

We recognized no acquired in-process research and development cost for the three months ended June 30, 2006 compared to $12,989 for the three months ended June 30, 2005. The in-process research and development costs incurred for the three months ended June 30, 2005 related to the fair value of the projects acquired in June 2005 associated with the business combination with Cedara Software Corp.

Goodwill impairment, Restructuring and Other Expenses

Goodwill impairment, restructuring and other expenses for the three months ended June 30, 2006 was $219,462, an increase of $218,874, from $589 for the three months ended June 30, 2005. In the three months ended June 30, 2006, goodwill decreased by $219,433 based on the impairment discussed in Note 2 of our notes to unaudited consolidated financial statements. In the three months ended June 30, 2005, we recorded restructuring and other related charges of $589 related to our business combination with Cedara Software Corp.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2006 was $1,143, an increase of $56, or 5%, from $1,087 for the three months ended June 30, 2005. This increase was primarily due to the amortization of customer contracts associated with the Cedara Software Corp. transaction. Depreciation and amortization expense as a percentage of net sales decreased to 4% for the three months ended June 30, 2006 compared to 7% for the three months ended June 30, 2005 as a result of increased net sales during the three months ended June 30, 2006.

Other Income, Expense

Our interest income was $696 for the three months ended June 30, 2006, an increase of $527, or 312%, compared to $169 for the three months ended June 30, 2005. The increase in interest income was directly attributable to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the three months ended June 30, 2006 compared to June 30, 2005. Other expense, net, was $216 for the three months ended June 30, 2006 compared to other income, net, of $82 during the three months ended June 30, 2005. The increase in other income, net, for the three months ended June 30, 2006 was primarily attributable to unrealized foreign exchange gains on foreign currency payables at Cedara, where the functional currency is the U. S. Dollar.

Income Taxes

We recorded income tax expense of $1,360 in the three months ended June 30, 2006 and income tax expense of $1,190 in the three months ended June 30, 2005. The income tax expense in the three months ended June 30, 2006 was based upon a 27% tax rate, which differs from the statutory rate due to our benefiting from the extraterritorial income exclusion on a portion of the profits associated with the international sales of our software products. The goodwill impairment charge for the three months ended June 30, 2006 and the in-process research and development expense for the three months ended June 30, 2005 were not deductible for tax purposes.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Our results of operations for the six months ended June 30, 2006 include those of AccuImage and Cedara Software Corp. The results of operations for the six months ended June 30, 2005 include those of AccuImage for the period subsequent the acquisition date of January 28, 2005 and include those of Cedara Software Corp. subsequent the business combination on June 1, 2005.

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Six Months Ended June 30,
	2006	2005
		(As restated)
Net sales	100%	100%
Cost of sales	33	41
Gross margin	67	59
Operating costs and expenses:
Sales and marketing	22	20
Product research and development	21	11
General and administrative	25	23
In-process research and development	—	59
Goodwill impairment, restructuring and other expenses	458	3
Depreciation and amortization	5	6
Total operating costs and expenses	531	122
Operating loss	(464)	(63)
Total other income, net	2	1
Loss before income taxes	(462)	(62)
Income tax expense (benefit)	(1)	6
Net income (loss)	(461)%	(68)%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns. The following table sets forth net sales component data.

	Six Months Ended June 30,
	2006	2005	% Change
		(As restated)
Software and other	$28,315	$15,685	81%
As a percentage of total net sales	59%	71%
Services and maintenance	$19,603	$6,413	206%
As a percentage of total net sales	41%	29%
Total net sales	$47,918	$22,098	117%

Software and other sales for the six months ended June 30, 2006 was $28,315, an increase of $12,630, or 81%, from software and other sales of $15,685 for the six months ended June 30, 2005. This increase was primarily attributable to revenue recognized as a result of the factors below as well as the inclusion of sales to Cedara OEM and end-user customers for the entire six month period in 2006.

Net sales from service and maintenance for the six months ended June 30, 2006 was $19,603, an increase of $13,190, or 206%, from net sales of $6,413 for the six months ended June 30, 2005. This increase in sales from services and maintenance was primarily attributable to the factors below as well as services performed in connection with Cedara OEM and end-user customers.

The impact to net sales in any period will depend on a number of factors, most notably whether or not we have met the criterion for software revenue recognition and have established vendor specific objective evidence (“VSOE”) of fair value for the undelivered contract elements.

The following factors also affected our net sales results for the six months ended June 30, 2006 and 2005:

•       We recognized net sales of approximately $16,300 for the six months ended June 30, 2006, due to the delivery of certain software products functionality that we believe our end-user customers expected. Net sales were reduced by approximately $6,100 for the six months ended June 30, 2005, due to our delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected. We deferred such revenue until the delivery of the expected product functionality.

•       We recognized approximately $900 in net sales in the six months ended June 30, 2006 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software, but which became reasonably assured in the six months ended June 30, 2006. We deferred approximately $1,000 in net sales in the six months ended June 30, 2005 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•       We recognized net sales of approximately $200 for the six months ended June 30, 2006 related to contracts in which we delivered certain software products remaining on prior orders in which partial shipment had previously occurred.

•       We recognized approximately $600 in net sales in the six months ended June 30, 2006 due to ratable recognition of sales from prior periods related to customer contracts for which we did not have vendor specific objective evidence of fair value of maintenance. Net sales decreased for the six months ended June 30, 2005 by approximately $200 related to contracts for sales that we did not have vendor specific objective evidence of fair value of maintenance.

We believe that the aggregate amount of total net sales that is recognized in the income statement and the net change in the deferred revenue accounts (current and long-term) on the balance sheet, could be useful indicators of the approximate value of new contracts during the period. Certain contracts, and portions of other contracts, may not be recorded as revenue or deferred revenue due to the timing in which we can invoice our customers as well as revenue recognition guidelines, including, but not limited to, our determination of when contract collectibility is probable.

The following table sets forth net sales and net change in deferred revenue data for the six months ended June 30, 2006 and 2005:

	Six months ended June 30,
	2006	2005
		(As restated)
Net sales	$47,918	$22,098
Net increase (decrease) in deferred revenue	$(14,096)	$10,396

These indicate that we did not have a significant increase in value of new contracts for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to the challenges facing our business as discussed under “Recent Developments” above.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software. The following table sets forth cost of sales data.

	Six Months Ended June 30,
	2006	2005	% Change
	as restated
Software and other	$5,842	$2,375	146%
Services and maintenance	7,473	4,113	82%
Amortization	2,345	2,589	(9)%
Total cost of sales	$15,660	$9,077	73%

The cost of software and other for the six months ended June 30, 2006 was $5,842, an increase of $3,467, or 146%, from the cost of software and other for the six months ended June 30, 2005 of $2,375. Approximately $2,589, or 75%, of this increase was attributable to costs that were associated with net sales recognized during the six months ended June 30, 2006 which were previously deferred based on the factors described above. As a percentage of net software and other sales, the cost of software and other for the six months ended June 30, 2006 was 21%, compared to 15% for the six months ended June 30, 2005.

The cost of services and maintenance for the six months ended June 30, 2006 was $7,473, an increase of $3,360, or 82%, from the cost of services and maintenance for the six months ended June 30, 2005 of $4,113. Approximately $3,751, or 112%, of this increase was the result of the inclusion of costs associated with Cedara Software Corp.’s OEM and end-user customer custom engineering, installation, engineering, training and consulting services, and maintenance and support departments. As a percentage of net service and maintenance sales, the cost of services and maintenance for the six months ended June 30, 2006 was 38%, compared to 64% for the six months ended June 30, 2005. The costs to provide all services to our customers were recognized as a period cost. The relatively high cost of services and maintenance as a percentage of net service and maintenance sales for the six months ended June 30, 2005 was primarily attributable to our deferral of service revenue related to sales of certain software products to certain end-user customers that did not meet the functionality that we believe was expected by customers as described under Net Sales.

Amortization of purchased and developed software was $2,345 for the six months ended June 30, 2006, a decrease of $244, or 9%, from amortization of $2,589 for the six months ended June 30, 2005. This decrease was attributable to the impairment charge of $935 for the six months ended June 30, 2005 related to prior purchased technology and capitalized development software projects, due to overlapping technologies, as compared with the impairment charge of $169 for the six months ended June 30, 2006. As a percentage of total net sales, amortization of purchased and developed software decreased to 5% for the six months ended June 30, 2006, compared to 12% for the six months ended June 30, 2005.

Gross Margin

Gross margin was $32,258 for the six months ended June 30, 2006, an increase of $19,237, or 148%, from $13,022 for the six months ended June 30, 2005. As a percentage of net sales, gross margin increased to 67% of net sales for the six months ended June 30, 2006 compared to 59% for the six months ended June 30, 2005 due primarily to increased net sales to our OEM customers. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The increase in gross margin as a percentage of net sales for the six months ended June 30, 2006 was primarily attributable to the factors described under Net Sales above.

Sales and Marketing

Sales and marketing expense for the six months ended June 30, 2006 was $10,454, an increase of $6,064, or 138%, from $4,390 for the six months ended June 30, 2005, as a result of expenses incurred by the historic Cedara Software Corp. business, our new business initiatives in France and Europe and SFAS No. 123(R) stock-based compensation expense for the six months ended June 30, 2006 of $626. Sales and marketing expense for the six months ended June 30, 2006 as a percentage of sales increased to 22%, compared to 20% for the six months ended June 30, 2005 for the same reasons.

Product Research and Development

Research and development expense for the six months ended June 30, 2006 was $10,212, an increase of $7,811, or 325%, from $2,401 for the six months ended June 30, 2005. As a percentage of net sales, research and development expense increased from 11% for the six months ended June 30, 2005 to 21% for the six months ended June 30, 2006. The majority of this increase was the result of the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department engaged in development of innovative software technologies in our OEM business and SFAS No. 123(R) stock-based compensation expense for the six months ended June 30, 2006 of $693. Capitalization of software development costs decreased $459, or 26%, to $1,322 for the six months ended June 30, 2006, from $1,781 for the six months ended June 30, 2005 as we spent a greater percentage of time on development of software product updates for our end-user products, which are generally not capitalizable, for the six months ended June 30, 2006.

General and Administrative

General and administrative expense for the six months ended June 30, 2006 was $12,186, an increase of $7,002, or 135%, from $5,184 for the six months ended June 30, 2005. The $7,002 increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and direct sales operations since the acquisition of $2,921, legal, accounting and forensic services costs related to the completion of our 2005 audit of $3,889 and SFAS No. 123(R) stock-based compensation expense for the six months ended June 30, 2006 of $404. General and administrative expense as a percentage of net sales increased slightly to 25% for the six months ended June 30, 2006, compared to 23% for the six months ended June 30, 2005 for the same reasons. As described in the section above captioned, “Restatement of Previously Issued Consolidated Financial Statements,” our previously issued financial statements needed to be restated. We have incurred, and continue to incur, substantial additional legal, accounting and forensic services costs related to the completion of our 2005 audit and the reviews of restated periods that has been expensed during the six months ended June 30, 2006 and will be expensed in the third quarter of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with lawsuits and regulatory matters. See Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005 for more detailed discussion regarding these matters.

Acquired In-Process R&D

Acquired in-process research and development cost for the six months ended June 30, 2006 was zero, a decrease of $12,989, or 100%, from $12,989 for the six months ended June 30, 2005. The in-process research and development costs incurred for the six months ended June 30, 2005 related to the fair value of the projects acquired in June 2005 associated with the business combination with Cedara Software Corp.

Goodwill Impairment, Restructuring and Other Expenses

Goodwill impairment, restructuring and other expenses for the six months ended June 30, 2006 was $219,484, an increase of $218,895, from $589 for the six months ended June 30, 2005. In the six months ended June 30, 2006, goodwill decreased by $219,433 based on the impairment discussed in Note 2 of our notes to unaudited consolidated financial statements. In the six months ended June 30, 2005, we recorded restructuring and other related charges of $589 related to our business combination with Cedara Software Corp.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2006 was $2,184, an increase of $795, or 57%, from $1,389 for the six months ended June 30, 2005. This increase was primarily due to the amortization of customer contracts associated with the Cedara Software Corp. transaction. Depreciation and amortization expense as a percentage of net sales decreased to 5% for the six months ended June 30, 2006 compared to 6% for the six months ended June 30, 2005.

Other Income, Expense

Our other income, net was $1,135 for the six months ended June 30, 2006, an increase of $971, or 592%, compared to $164 for the six months ended June 30, 2005. The increase in interest income was directly attributable to our increased cash and cash equivalent balance, as well as increased interest rates on our cash balance during the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Income Taxes

We recorded an income tax benefit of $458 in the six months ended June 30, 2006 and income tax expense of $1,279 in the six months ended June 30, 2005. The income tax benefit in the six months ended June 30, 2006 was based upon a 27% tax rate, which differs from the statutory rate due to our benefiting from the extraterritorial income exclusion on a portion of the profits associated with the international sales of our software products. The goodwill impairment charge for the six months ended June 30, 2006 and the in-process research and development expense for the six months ended June 30, 2005 were not deductible for tax purposes.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

(in thousands, except for share data)

Our cash and cash equivalents were $60,689 at June 30, 2006, a decrease of $3,589 from our balance of $64,278 at December 31, 2005. In addition, our working capital, defined as the amount of that our current assets that exceed our current liabilities, was $53,913 at June 30, 2006, a decrease of $3,423 from our working capital of $57,336 at December 31, 2005.

Operating Cash Flows

Cash used in operating activities was $1,377 for the six months ended June 30, 2006, a decrease of $4,606, or 143%, from cash provided by operating activities of $3,229 for the six months ended June 30, 2005. Our negative operating cash flow for the six months ended June 30, 2006 was due primarily to a decrease in deferred revenue of $14,095 and a net loss of $220,669, offset by charges reflected in our statement of operations that do not require cash outlay, such as stock compensation expense, provision for doubtful accounts, depreciation, amortization, and deferred income taxes totaling $5,983, our goodwill impairment charge of $219,433, and a decrease in accounts receivable of $8,363.

We have incurred approximately $4.1 million through June 30, 2006 related to the completion of our 2005 audit and the reviews of restated prior periods, and continue to incur, substantial additional costs that will be expensed in the third quarter of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with the lawsuits and regulatory matters described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005. These cash payments will adversely affect our operating cash flows for at least the remainder of 2006.

Investing Cash Flows

Cash used in investing activities was $2,238 for the six months ended June 30, 2006, attributable to capitalized software development costs of $1,322, purchases of capital equipment of $549, and the purchase of acquired technology of $367.

Financing Cash Flows

Cash provided by financing activities was $25 for the six months ended June 30, 2006. We received net proceeds of $25 from employee and director stock option exercises. As of March 17, 2006, use of our registration statement on Form S-8 relating to the issuance of Common Stock was suspended. Consequently, we have not accepted exercises by any option holder after such date, and all 2006 employee stock purchase plan contributions during the period were returned and the plan was suspended.

Total outstanding commitments at June 30, 2006 were as follows:

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	Greater than 5 Years
Operating Leases	$8,012	$2,333	$3,876	$1,446	$357

The contractual obligations table above reflects amounts due under all our leases, including the settlement of our outstanding lease obligation with the landlord of a facility in which we ceased using during 2005 for $175. On June 1, 2006, we signed a letter exercising our right to lease an additional 14,000 square feet at our Milwaukee facility, commencing September 1, 2006 through April 2011.

At December 31, 2005, we had an unsecured revolving line of credit of $35,000 with Lincoln State Bank subject to various covenants and variable rate of interest that is equal to the prime rate as published in The Wall Street Journal, less 75 basis points. No amounts were outstanding on the line of credit as of June 30, 2006.

Our failure to provide Lincoln Statement Bank with timely annual financial statements for the year ended December 31, 2005 and interim financial statements for the quarters ended March 31, 2006 and June 30, 2006, constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35,000 line of credit terminated. We are currently negotiating a new credit agreement with Lincoln State Bank

We have incurred certain costs associated with the Cedara Software Corp. business combination for certain terminated employees that have been accrued for and included in the estimated value of liabilities assumed. At June 30, 2006, there exist approximately $1,058, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 12 months.

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

General

We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. However, any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2006 will depend on a variety of factors such as, potential losses from operations, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings (see Part I, Item 3 “Legal Proceedings,” in the Annual Report on Form 10-K for the year ended December 31, 2005), and potential merger and acquisition activities. We also believe our cash and investment balances will be sufficient on a longer term basis; however, that will depend on numerous factors, including market acceptance of our existing and future solutions; the successful commercialization of solutions in development and costs associated with that commercialization; progress in our software development efforts; the magnitude and scope of such efforts; clinical trials and product clearance by the FDA; the successful integration of businesses that we acquire; the cost and timing of our efforts to expand our sales and marketing capabilities; and competing technological and market developments. In the event that it is necessary to raise additional capital for activities necessary to meet our short-term or long-term liquidity needs, such capital may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. However, these financing alternatives, may not be available in amounts or on terms acceptable to us or at all.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk (all dollars in thousands)

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2006, our cash and cash equivalents included money market funds and short-term deposits totaling approximately $60,689, and earned interest at a weighted average rate of 4.3%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $607 for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China, Japan and Europe that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at June 30, 2006. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2005 relating to our control environment, revenue recognition, accounting for income taxes and accounting for business combinations, which continued to exist as of June 30, 2006.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1.                Our control environment was not adequate because certain former members of senior management did not set a proper ethical tone within our organization and instill an attitude of control compliance. Certain of the former members of our management were directly involved in circumventing our accounting controls, and other former members of our management were aware, or should have been aware, that such controls were being circumvented. This deficiency contributed to material misstatements in our interim consolidated financial statements as of, and for the interim periods ended September 30, 2005, June 30, 2005 and March 31, 2005, and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

2.                We did not maintain effective policies and procedures relating to revenue recognition associated with our sales contracts. This lack of effective policies and procedures contributed to our premature recognition of revenue related to components of our software contracts that were undelivered as of a reporting date, for which we were unable to establish fair value or to contracts for which collectibility was not reasonably assured. These deficiencies resulted in material misstatements in the Company’s interim consolidated financial statements for the interim periods ended September 30, 2005, June 30, 2005 and March 31, 2005, and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

3.                We did not maintain effective policies and procedures over the accounting for income taxes. Specifically, our policies and procedures did not provide for obtaining third party technical assistance in connection with our accounting for income tax consequences of complex transactions. This deficiency resulted in material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, June 30, 2005.

4.                We did not maintain effective controls over the accounting for business combinations. Specifically, we did not have formal policies and procedures to provide for a sufficient analysis to identify all assets acquired in business combinations to appropriately allocate the purchase price. This deficiency resulted in material misstatements in the our interim consolidated financial statements as of, and for the interim periods ended, September 30, 2005 and June 30, 2005.

As a result of the material weaknesses described above, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria established by COSO.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Based on the recommendations of Sidley Austin LLP, Alvarez & Marsal, and our Chief Accounting Officer, the Audit Committee of our Board has approved and adopted the following remediation plan to address the issues raised in the independent investigation conducted by Sidley Austin LLP, the deficiencies in our disclosure controls and procedures and the material weaknesses in our internal control over financial reporting described above:

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

3.                On July 2, 2006, our Board of Directors accepted the resignations of Messrs. Mortimore, Noshay and Veech from all positions with the Company, effective immediately. At the same time, our Board appointed Michael D. Dunham, the Chairman of our Board of Directors, as our principal executive officer on an interim basis. Our Board has been searching for a new Chief Executive Officer.

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

6.                On August 28, 2006, our Board of Directors approved a revised Audit Committee Charter. See Part III, Item 10, of “Directors and Executive Officers of the Registrant-Audit Committee; Audit Committee Financial Expert” in our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

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

19.         We intend to hire a full-time General Counsel to, among other things, work with our principal executive officer, and principal financial officer, principal accounting officer and Director of Internal Audit to further improve our control environment.

We have already begun instituting this remediation plan. The Audit Committee is committed to further refinement and improvement of this plan.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no significant changes with respect to our internal control over financial reporting or in factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2006.

PART II

Item 1.                        Legal Proceedings

See Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of certain legal proceedings and lawsuits to which we are a party.

Item 1A.                Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A,“Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, includes a detailed discussion of these factors.

Item 6.                        Exhibits

(a)   Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:
MERGE TECHNOLOGIES INCORPORATED
September 5, 2006	By:	/s/ MICHAEL D. DUNHAM
Michael D. Dunham
Chairman of the Board
(principal executive officer)
September 5, 2006	By:	/s/ STEVEN M. ORESKOVICH
Steven M. Oreskovich
Chief Accounting Officer, interim Secretary and interim Treasurer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of principal accounting officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.