Form 10-Q
period 2006-09-30
MERGE TECHNOLOGIES INC
filed 2006-11-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 2, 2006, the Registrant had 29,278,564 shares of Common Stock outstanding.

i

MERGE TECHNOLOGIES INCORPORATED

EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006, includes a restated consolidated balance sheet as of September 30, 2005, restated consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2005, and a restated consolidated statement of cash flows for the nine months ended September 30, 2005. We will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. See Item 1, “Financial Statements,” and Item 4, “Controls and Procedures,” in Part I of this Quarterly Report on Form 10-Q, including Note 1 of the notes to consolidated financial statements, for more information concerning these restatements. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006.

ii

PART I

Item 1.                        Financial Statements

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,159	$64,278
Accounts receivable, net of allowance for doubtful accounts of $1,305 and $1,892 at September 30, 2006 and December 31, 2005, respectively	15,148	23,624
Inventory	2,229	2,440
Prepaid expenses	2,879	2,646
Deferred income taxes	1,297	11,213
Other current assets	751	3,208
Total current assets	74,463	107,409
Property and equipment:
Computer equipment	4,739	4,025
Office equipment	1,840	1,759
Leasehold improvements	1,436	1,372
	8,015	7,156
Less accumulated depreciation	4,039	2,716
Net property and equipment	3,976	4,440
Purchased and developed software, net of accumulated amortization of $10,184 and $6,759 at September 30, 2006 and December 31, 2005, respectively	18,158	19,539
Acquired intangibles, net of accumulated amortization of $3,397 and $1,687 at September 30, 2006 and December 31, 2005, respectively	10,080	11,789
Goodwill	131,092	350,634
Other assets	9,702	7,862
Deferred income taxes	5,488	—
Total assets	$252,959	$501,673
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,261	$5,938
Accrued wages	4,894	5,870
Taxes payable	4,034	3,894
Other accrued liabilities	2,218	3,453
Deferred revenue	16,790	30,918
Total current liabilities:	32,197	50,073
Deferred income taxes	—	3,491
Deferred revenue	3,657	3,784
Other	392	484
Total liabilities	36,246	57,832
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 and 3,999,997 shares authorized at September 30, 2006 and December 31, 2005; zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Series B Junior Participating Preferred Stock, $0.01 par value: 1,000,000 and zero shares authorized at September 30, 2006 and December 31, 2005; zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—
Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Series 2 Special Voting Preferred stock, no par value: one share authorized; zero shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 29,277,344 shares and 26,500,140 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	293	265
Common stock subscribed; zero shares and 706 shares at September 30, 2006 and December 31, 2005, respectively	—	17
Additional paid-in capital	449,046	445,954
Deferred stock compensation	—	(1,245)
Accumulated deficit	(234,610)	(3,190)
Accumulated other comprehensive income	1,984	2,040
Total shareholders’ equity	216,713	443,841
Total liabilities and shareholders’ equity	$252,959	$501,673

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net sales:
Software and other	$6,632	$26,733	$34,946	$42,417
Services and maintenance	7,318	8,310	26,921	14,724
Total net sales	13,950	35,043	61,867	57,141
Cost of sales:
Software and other	1,800	2,587	7,642	4,962
Services and maintenance	3,512	3,451	10,985	7,564
Amortization	1,243	1,162	3,588	3,751
Total cost of sales	6,555	7,200	22,215	16,277
Gross profit	7,395	27,843	39,652	40,864
Operating costs and expenses:
Sales and marketing	4,352	4,256	14,806	8,646
Product research and development	4,847	3,513	15,059	5,914
General and administrative	8,148	4,005	20,333	9,188
Acquired in process R&D	—	57	—	13,046
Goodwill impairment, restructuring and other expenses	—	160	219,484	749
Depreciation and amortization	854	1,039	3,038	2,429
Total operating costs and expenses	18,201	13,030	272,720	39,972
Operating income (loss)	(10,806)	14,813	(233,068)	892
Other income (expense):
Interest expense	(10)	(25)	(36)	(25)
Interest income	646	330	2,004	619
Other, net	207	(145)	10	(271)
Total other income	843	160	1,978	323
Income (loss) before income taxes	(9,963)	14,973	(231,090)	1,215
Income tax expense	788	5,373	330	6,652
Net income (loss)	$(10,751)	$9,600	$(231,420)	$(5,437)
Net income (loss) per share—basic	$(0.32)	$0.30	$(6.88)	$(0.25)
Weighted average number of common shares outstanding—basic	33,683,231	32,491,717	33,652,110	21,722,210
Net income (loss) per share—diluted	$(0.32)	$0.28	$(6.88)	$(0.25)
Weighted average number of common shares outstanding—diluted	33,683,231	34,271,312	33,652,110	21,722,210

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
		(As restated)
Cash flows from operating activities:
Net loss	$(231,420)	$(5,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,626	6,179
In-process research and development	—	13,046
Stock-based compensation	3,922	608
Goodwill impairment charge	219,433	—
Provision for doubtful accounts receivable, net of recoveries	(114)	470
Deferred income taxes	(1,169)	4,743
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	8,647	(14,558)
Inventory	211	162
Prepaid expenses	(299)	(211)
Accounts payable	(1,911)	(4,791)
Accrued wages	(976)	534
Other accrued liabilities	(744)	157
Deferred revenue	(14,254)	4,452
Other assets	2,979	(566)
Other	(351)	1,389
Net cash provided by (used in) operating activities	(9,420)	6,177
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	—	10,594
Purchases of property, equipment, and leasehold improvements	(917)	(1,727)
Purchased technology	(367)	—
Capitalized software development	(1,842)	(2,816)
Net cash provided by (used in) investing activities	(3,126)	6,051
Cash flows from financing activities:
Proceeds from exercise of stock options	426	6,081
Proceeds from employee stock purchase plan	—	47
Net cash provided by financing activities	426	6,128
Effect of exchange rate changes on cash	1	42
Net increase (decrease) in cash	(12,119)	18,398
Cash and cash equivalents, beginning of period	64,278	28,067
Cash and cash equivalents, end of period	52,159	$46,465
Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	$69	$345
Value of Common Stock and options issued for acquisitions	—	$381,689

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(unaudited)
(in thousands, except for share data)

Preferred Stock		Common Stock							Accumulated
Shares issued	Issued amount	Shares subscribed	Subscribed amount	Shares issued	Issued amount	Additional paid-in capital	Deferred stock compensation	Accumulated deficit	other comprehensive income	Total shareholders’ equity

Balance at December 31, 2005	1	$—	706	$17	26,500,140	$265	$445,954	$(1,245)	$(3,190)	$2,040	$443,841
Cedara exchange of share rights into Common Stock	—	—	—	—	2,561,085	26	(26)	—	—	—	—
Stock purchased under ESPP	—	—	(706)	(17)	706	—	17	—	—	—	—
Exercise of employee stock options	—	—	—	—	215,413	2	424	—	—	—	426
Reclassification of deferred compensation upon adoption of SFAS No. 123(R)	—	—	—	—	—	—	(1,245)	1,245	—	—	—
Stock-based compensation	—	—	—	—	—	—	3,922	—	—	—	3,922
Net loss	—	—	—	—	—	—	—	—	(231,420)	—	(231,420)
Unrealized loss on marketable securities and change in currency translation adjustment	—	—	—	—	—	—	—	—	—	(56)	(56)
Balance at September 30, 2006	1	$—	—	—	29,277,344	$293	$449,046	—	$(234,610)	$1,984	$216,713

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net income (loss)	$(10,751)	$9,600	$(231,420)	$(5,437)
Accumulated other comprehensive income:
Cumulative translation adjustment(1)	(22)	(26)	(49)	826
Unrealized loss on marketable securities(2)	16	9	16	9
Comprehensive net income (loss)	$(10,757)	$9,583	$(231,453)	$(4,602)

(1)          Net of income tax expense (benefit) of $(15) and $(33) for the three months ended September 30, 2006, and 2005, respectively, and $(17) and $554 for the nine months ended September 30, 2006, and 2005, respectively.

(2)          Net of income tax expense of $10 for the three months ended September 30, 2006, and 2005, and $6 for the nine months ended September 30, 2006, and 2005.

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)   Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2005, of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge,” “we,” “us” or “our”). Since June 2005, we have been doing business under the trade name “Merge Healthcare.”

Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

(a)   Restatement of Consolidated Financial Statements

From January 10, 2006, through May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and related revenue recognition, and disclosure practices. The Audit Committee of our Board of Directors took a leadership role in assessing these matters and determining the appropriate corrective action, with the assistance of outside counsel. The Audit Committee of our Board of Directors retained the independent national law firm of Sidley Austin LLP (“Sidley Austin”) and Alvarez & Marsal Dispute Analysis and Forensic Services, LLC (“Alvarez & Marsal”), a nationally recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley Austin and Alvarez & Marsal conducted a comprehensive investigation of our accounting and financial reporting practices, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and Cedara Software Corp., with which we combined in June 2005. On May 15, 2006, Richard A. Linden, our former President and Chief Executive Officer, submitted his resignation from all positions with us and our subsidiaries, including as an officer, employee and director, and our Board of Directors accepted Mr. Linden’s resignation.

On June 29, 2006, soon after completing its investigation, Sidley Austin reported its findings to our Audit Committee, and the Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Furthermore, the audit reports of KPMG LLP with respect to those previously issued financial statements (including the report of KPMG LLP with respect to management’s assessment of, and the effectiveness of, our internal control over financial reporting) should no longer be relied upon. On June 30, 2006, the Audit Committee presented its recommendations to all of our non-employee directors. On July 2, 2006, our Board of Directors held a meeting at which it accepted the resignations of each of William C. Mortimore, then serving as our interim Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former Senior Vice

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors.

The errors identified in previously issued financial statements are described below.

Revenue Recognition

We determined that we overstated net sales for 2002, 2003, 2004 and the first nine months of 2005 due to the following:

•       Delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected, based on express representations we made to our customers or implied representations that arose from our demonstrations of the software products during the sales process. We have deferred such revenue until the delivery of the expected product functionality, the majority of which occurred in the third and fourth quarters of 2005 and the second quarter of 2006.

•       Collectibility was not reasonably assured at the time certain revenue was recognized. Some of our contracts failed to reflect collectibility contingencies expressly demanded by the customer. We have not recognized revenue until collectibility became reasonably assured, generally as cash was collected from the applicable customer.

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

We also determined that we failed to reduce net sales during 2005 attributable to a contract, although we had agreed to provide the customer with $200 in additional software at no additional cost to the customer.

In aggregate, these revenue recognition errors resulted in the recognition of previously deferred revenue of $300 for the three months ended September 30, 2006, and approximately $18,300 for the nine months ended September 30, 2006. In aggregate, these revenue recognition errors resulted in the recognition of previously deferred revenue of approximately $2,400 for the three months ended September 30, 2005, and deferral of revenue of approximately $4,900 for the nine months ended September 30, 2005.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for the nine months ended, and as of, September 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

In addition, we adjusted the provisions for income tax and related tax accounts at the applicable statutory rates to account for the effects of the restatement adjustments described herein.

Other Adjustments

As a result of the revenue adjustments, certain revenue-related accounts were impacted and also restated. These included cost of goods sold related to contracts impacted, other assets, goodwill, deferred revenue, bad debt expense and the related accounts receivable allowance, accounts receivable, and commission expense.

The following tables summarize the impact of the restatements on our consolidated balance sheet as of September 30, 2005, statements of operations for the three and nine months ended September 30, 2005, and statement of cash flows for the nine months ended September 30, 2005, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005	Adjustments	September 30, 2005
	(As reported)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$46,465		$46,465
Accounts receivable, net(a)	34,251	$(1,154)	33,097
Inventory	1,838		1,838
Prepaid expenses(b)	2,502	347	2,849
Deferred income taxes(c)	3,023	4,976	7,999
Other current assets(d)	2,443	2,403	4,846
Total current assets	90,522	6,572	97,094
Net property and equipment	3,758		3,758
Purchased and developed software, net	22,633		22,633
Acquired intangibles, net	12,359		12,359
Goodwill(b)	348,575	1,121	349,696
Other assets(b)	2,350	1,324	3,674
Total assets	$480,197	$9,017	$489,214
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,071		$6,071
Accrued wages	6,657		6,657
Other accrued liabilities(b)	3,672	$(656)	3,016
Deferred revenue(a)	12,129	19,033	31,162
Income taxes payable(c)	—	3,550	3,550
Total current liabilities	28,529	21,927	50,456
Deferred income taxes(c)	2,268	(1,194)	1,074
Total liabilities	30,797	20,733	51,530
Total shareholders’ equity	449,400	(11,716)	437,684
Total liabilities and shareholders’ equity	$480,197	$9,017	$489,214

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2005	Adjustments	Three Months Ended September 30, 2005
	(As reported)		(As restated)
Net sales:
Software and other(a)	$24,744	$1,989	$26,733
Services and maintenance(a)	7,979	331	8,310
Total net sales	32,723	2,320	35,043
Cost of sales:
Software and other(d)	2,144	443	2,587
Services and maintenance	3,451		3,451
Amortization(e)	1,211	(49)	1,162
Total cost of sales	6,806	394	7,200
Gross margin	25,917	1,926	27,843
Operating costs and expenses:
Sales and marketing(b)	4,252	4	4,256
Product research and development	3,513		3,513
General and administrative(a)	4,392	(387)	4,005
Acquired in-process research and development	57		57
Restructuring and other expenses	160		160
Depreciation and amortization(e)	990	49	1,039
Total operating costs and expenses	13,364	(334)	13,030
Operating income	12,553	2,260	14,813
Other income	160		160
Income before income taxes	12,713	2,260	14,973
Income tax expense(c)	4,596	777	5,373
Net income	$8,117	$1,483	$9,600
Net income per share—basic	$0.25	0.05	$0.30
Weighted average number of shares of Common Stock outstanding—basic	32,491,717		32,491,717
Net income per share—diluted	$0.24	0.04	$0.28
Weighted average number of shares of Common Stock outstanding—diluted	34,271,312		34,271,312

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2005	Adjustments	Nine Months Ended September 30, 2005
	(As reported)		(As restated)
Net sales:
Software and other(a)	$45,608	$(3,191)	$42,417
Services and maintenance(a)	16,389	(1,665)	14,724
Total net sales	61,997	(4,856)	57,141
Cost of sales:
Software and other(d)	5,199	(237)	4,962
Services and maintenance	7,564		7,564
Amortization(e)	3,897	(146)	3,751
Total cost of sales	16,660	(383)	16,277
Gross margin	45,337	(4,473)	40,864
Operating costs and expenses:
Sales and marketing(b)	8,787	(141)	8,646
Product research and development	5,914		5,914
General and administrative(a)	9,832	(644)	9,188
Acquired in-process research and development	13,046		13,046
Restructuring and other expenses	749		749
Depreciation and amortization(e)	2,282	147	2,429
Total operating costs and expenses	40,610	(638)	39,972
Operating income	4,727	(3,835)	892
Other income	324	(1)	323
Income before income taxes	5,051	(3,836)	1,215
Income tax expense(c)	6,715	(63)	6,652
Net loss	$(1,664)	$(3,773)	$(5,437)
Net loss per share—basic	$(0.08)	(0.17)	$(0.25)
Weighted average number of shares of Common Stock outstanding—basic	21,722,210		21,722,210
Net loss per share—diluted	$(0.08)	(0.17)	$(0.25)
Weighted average number of shares of Common Stock outstanding—diluted	21,722,210		21,722,210

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2005	Adjustments	Nine Months Ended September 30, 2005
	(As reported)		(As restated)
Cash flows from operating activities:
Net loss	$(1,664)	$(3,773)	$(5,437)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,179		6,179
Provision for doubtful accounts receivable, net ofrecoveries(a)	1,114	(644)	470
In-process research and development	13,046		13,046
Stock-based compensation	608		608
Deferred income taxes(c)	5,485	(742)	4,743
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable(a)	(15,562)	1,004	(14,558)
Inventory	162		162
Prepaid expenses(b)	(71)	(140)	(211)
Accounts payable(b)	(4,799)	8	(4,791)
Accrued wages	534		534
Other accrued liabilities(b)	(20)	177	157
Deferred revenue(a)	1,309	3,143	4,452
Other assets(b)(d)		(566)	(566)
Other(c)	(144)	1,533	1,389
Net cash provided by operating activities	6,177	$—	6,177
Net cash provided by investing activities	6,051		6,051
Net cash provided by financing activities	6,128		6,128
Effect of exchange rate changes on cash	42		42
Net increase in cash	18,398		18,398
Cash and cash equivalents, beginning of period	28,067		28,067
Cash and cash equivalents, end of period	$46,465		$46,465

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

(c)   Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective method of adoption. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) addresses the accounting for share-based payment transactions with employees and other third parties, including grants of stock options, and provides that such transactions are to be recognized as an expense in the statement of operations. The cost is recognized over the requisite service period, based on fair values measured on the respective grant dates.

(2)   Goodwill and Other Intangibles

Goodwill is our primary intangible asset not subject to amortization. We review goodwill and indefinite-lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

During the three months ended June 30, 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors, during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our Common Stock from the NASDAQ Global Market and notice of an informal, non-public inquiry with the Securities and Exchange Commission. These events resulted in adverse business circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

We tested our indefinite-lived intangible assets and goodwill for impairment as of June 30, 2006, and concluded that our indefinite-lived intangible assets were not impaired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, an impairment of goodwill is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. We performed Step I of the impairment test by estimating the Company’s fair value using what we considered to be the most reliable and readily available indicator of fair value, that being the quoted market prices of our shares of Common Stock. The results of Step I of the impairment test indicated that we had a potential impairment of our goodwill, since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value. On August 29, 2006, the Audit Committee of our Board of Directors determined that there was such an impairment as of June 30, 2006.

We completed Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other assets to determine the implied fair value of reporting unit goodwill. We completed our assessment of the fair value utilizing the assistance of independent valuation specialists. As a result of our Step II analysis, we recorded a goodwill impairment charge for the three months ended June 30, 2006, of $219,433, which did not, and will not, result in any cash expenditures.

In the nine months ended September 30, 2006, goodwill decreased by $219,433 based on the impairment discussed above, and by $109 due to the fair value adjustments of the purchase price allocation relating to the June 1, 2005, business combination with Cedara Software Corp. The changes in the carrying amount of goodwill during the nine months ended September 30, 2006, are as follows:

Balance as of January 1, 2006	$350,634
Impairment	(219,433)
Adjustments	(109)
Balance as of September 30, 2006	$131,092

Our intangible assets, other than internally developed software, subject to amortization are summarized as of September 30, 2006, as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased technology	4.0	$16,990	$5,377
Customer relationships	4.5	13,477	3,476
Total	4.1	$30,467	$8,853

Amortization expense was $3,968 and $2,995 for the nine months ended September 30, 2006, and 2005, respectively. Amortization of purchased technology is recorded in cost of sales (which also includes amortization of capitalized software development costs), while amortization of customer relationships is

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

recorded as an operating expense. Estimated aggregate amortization expense for each of the next five years is as follows:

For the remaining three months:	2006	$1,323
For the years ended December 31:	2007	$5,146
	2008	$4,797
	2009	$4,391
	2010	$4,265

Included in the amortization expense recorded in cost of sales for the nine months ended September 30, 2006, is an impairment charge of approximately $169 for a discontinued capitalized software project. Included in the amortization expense recorded in cost of sales for the nine months ended September 30, 2005, is an impairment charge of $962 related to prior purchased technology and capitalized software development projects, due to overlapping technologies as a result of the business combination with Cedara Software Corp.

(3)   Earnings Per Share

Basic earnings per share are computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share reflect the potential dilution that could occur based on the exercise of stock options, except for options with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006, and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Numerator:
Net income (loss)	$(10,751)	$9,600	$(231,420)	$(5,437)
Denominator:
Weighted average number of shares of Common Stock outstanding	33,683,231	32,491,717	33,652,110	21,722,210
Effect of stock options	—	1,779,595	—	—
Denominator for net income (loss) per share—diluted	33,683,231	34,271,312	33,652,110	21,722,210
Net income (loss) per share—basic	$(0.32)	$0.30	$(6.88)	$(0.25)
Net income (loss) per share—diluted	$(0.32)	$0.28	$(6.88)	$(0.25)

The weighted average number of shares of Common Stock outstanding used to calculate basic net income (loss) per share includes exchangeable share-equivalent securities (issued in the business combination with Cedara Software Corp.) for the three months ended September 30, 2006 and 2005, of 4,568,155 and 12,571,420 shares, respectively.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share-equivalent securities for the nine months ended September 30, 2006 and 2005, of 4,811,238 and 5,639,801 shares, respectively.

For the three months ended September 30, 2006, and 2005, options to purchase 2,813,120 shares and 35,650 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.

For the nine months ended September 30, 2006, and 2005, options to purchase 1,456,982 shares and 76,030 shares, respectively, of our Common Stock had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net loss per share.

As a result of the loss during the three months ended September 30, 2006, inclusion of incremental shares from the assumed conversion of employee stock options would be anti-dilutive. Accordingly, 302,878 such shares have been excluded from the calculation of diluted loss per share.

As a result of the loss during the nine months ended September 30, 2006, and 2005, incremental shares from the assumed conversion of employee stock options totaling 596,607 and 1,201,418 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(4)   Stock-Based Compensation

We maintain four stock-based employee compensation plans and one director option plan under which we grant options to acquire shares of our Common Stock to certain employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition. Options generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). The Replacement Options which we granted pursuant to the merger agreement had the same economic terms as the Cedara options which they replaced, as adjusted for the conversion ratio and currency. The majority of these options vest over a three or four-year period and have a contractual life of ten years.

We maintain an employee stock purchase plan that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. The price eligible employees pay per share is at a 5% discount from the market price at the end of each calendar quarter.

Effective January 1, 2006, we adopted SFAS No. 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, to replace our previous method of accounting for share-based awards under APB Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in 2006. In accordance with APB Opinion No. 25, we had previously recognized no compensation expense for options that were granted at or above fair market value on the date of grant.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

We adopted SFAS No. 123(R) using the modified prospective transition method. Under the modified prospective approach, compensation cost recognized during the first and second quarters of 2006 includes (1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified prospective transition method, the provisions of SFAS No. 123(R) were not applied to periods prior to adoption, and thus, prior period financial statements were not restated to reflect our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, APB Opinion No. 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

Our adoption of SFAS No. 123(R) on January 1, 2006, resulted in an increase of our loss before provision for income taxes and net loss for the three and nine months ended September 30, 2006, of $1,898 and $3,883, respectively. If we had not adopted SFAS No. 123(R) but, rather, continued to account for share-based compensation under the provisions of APB Opinion No. 25, basic net loss per share for the three and nine months ended September 30, 2006, would have been $0.28 and $6.79, respectively, compared to reported basic net loss per share of $0.32 and $6.88, respectively.

The following table summarizes stock-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense included in statement of operations:
Services and maintenance (cost of sales)	$131	$402
Sales and marketing	200	826
Product research and development	245	929
General and administrative	1,322	1,726
Total	1,898	3,883
Tax benefit	558	823
Stock-based compensation expense, net of tax	$1,340	$3,060
Increase in basic loss per share	$0.04	$0.09
Increase in diluted loss per share	$0.04	$0.09

We attributed the $39 difference between the $3,883 recorded as stock-based compensation expense in the statement of operations for the nine months ended September 30, 2006, and the $3,922 of stock-based compensation expense recorded in additional paid-in capital in the statement of shareholders’ equity

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

to expense incurred by product research and development personnel who worked on capitalizable software development projects.

The table below reflects net loss and net loss per share for the three and nine months ended September 30, 2006, compared to pro forma net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005, presented as if we had applied the fair value recognition provisions of SFAS No. 123(R) to share-based employee compensation during the three and nine months ended September 30, 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Pro forma as restated)		(Pro forma as restated)
Net income (loss)(1)	$(10,751)	$9,600	$(231,420)	$(5,437)
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect(2)	—	(1,134)	—	(2,427)
Net income (loss), including the effect of share-based employee compensation expense	$(10,751)	$8,466	$(231,420)	$(7,864)
Net income (loss) per share—Basic:
Net income (loss) as reported(1)	$(0.32)	$0.30	$(6.88)	$(0.25)
Net income (loss), including the effect of share-based employee compensation expense	$(0.32)	$0.26	$(6.88)	$(0.36)
Net income (loss) per share—Diluted:
Net income (loss) as reported(1)	$(0.32)	$0.28	$(6.88)	$(0.25)
Net income (loss), including the effect of share-based employee compensation expense	$(0.32)	$0.25	$(6.88)	$(0.36)

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Dividend yield	0%	0%
Expected volatility	60%	40%-60%
Risk-free interest rate	4.8%	2.8%-4.8%
Expected life of options (in years)	3.5	3.5
Weighted-average grant date fair value	$3.78	$6.31

We granted options to purchase 1,183,522 shares of Common Stock during the three months ended September 30, 2006. The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups, and the volatility of our stock price. Prior to January 1, 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At September 30, 2006, there was approximately $9,040 of unrecognized compensation cost related to share-based payments. We expect this compensation cost to be recognized over a weighted-average period of 1.7 years.

A summary of stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (in Years)
Options outstanding, January 1, 2006	2,979,139	$13.24	4.7
Options granted	1,333,022	9.93	5.9
Options exercised	(215,413)	1.98	—
Options forfeited and expired	(797,805)	15.06	—
Options outstanding, September 30, 2006	3,298,943	12.20	5.9
Options exercisable, September 30, 2006	1,410,130	11.56	4.5

Shares available for future stock option grants to employees and directors under existing plans were 4,188,034 at September 30, 2006. At September 30, 2006, the aggregate intrinsic value of options outstanding was $1,150, and the aggregate intrinsic value of options exercisable was $920. Total intrinsic value of options exercised was $1,400 for the nine months ended September 30, 2006.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

(5)   Commitments and Contingencies

We, and our subsidiaries, are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, class-action securities litigation, shareholders’ derivative claims, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties. See Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain legal proceedings and lawsuits to which we are a party. In addition to the legal proceedings discussed in our Annual Report on Form 10-K, we are subject to a suit filed by Brian Pedlar. Mr. Pedlar had formerly served as Chief Financial Officer and then President of Cedara Software Corp., and, from July 2, 2006, through August 18, 2006, as our co-President and co-Chief Executive. On August 17, 2006, we received a letter from Mr. Pedlar’s counsel, notifying us of Mr. Pedlar’s departure from us and our subsidiaries, to be effective as of the close of business on August 18, 2006. Mr. Pedlar has subsequently commenced a legal action against us, pending before the Ontario Superior Court of Justice in Canada, alleging (1) that he was constructively dismissed by Merge and (2) that our announcement and public filings describing his resignation had defamed him.

We have incurred certain costs associated with the Cedara Software Corp. business combination for certain terminated employees. Such costs have been accrued for and included in the estimated value of liabilities assumed. At September 30, 2006, there exist approximately $813, based on a present value using a 6% discount rate, of remaining severance payments, which will be made over a period of approximately 9 months.

(6)   Indebtedness

We formerly had an unsecured revolving line of credit with Lincoln State Bank in the maximum amount of $35,000, which was originally due to expire on September 26, 2006, and which was subject to various covenants and bore interest at a variable rate equal to the “prime” rate, as published in The Wall Street Journal, less 75 basis points. No amounts were outstanding on the line of credit as of September 30, 2006. Our failure to provide Lincoln State Bank on a timely basis with annual financial statements for the year ended December 31, 2005, and interim financial statements for the quarters ended March 31, and June 30, 2006, constituted an event of default under our credit agreement. Accordingly, the obligation of Lincoln State Bank to extend us credit with respect to our $35,000 line of credit terminated. We are currently discussing a new credit agreement with Lincoln State Bank.

(7)   Shareholders’ Equity

On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two-year period. As of September 30, 2006, we had not made any repurchases under this plan. This repurchase program replaces a previous plan that expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased.

On September 6, 2006, we announced the implementation of a Shareholder Rights Plan. The Shareholder Rights Plan includes the declaration of a dividend of one preferred share purchase right on

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

each outstanding share of our Common Stock and the distribution of one such right with respect to each outstanding exchangeable share of our subsidiary, Merge Cedara ExchangeCo Limited. The issuance of the rights under the plan was made on October 2, 2006, to shareholders of record at the close of business on September 25, 2006. The adoption of the plan was intended to discourage discriminatory, coercive or unfair take-over bids and to provide the Board of Directors time to pursue alternatives to maximize shareholder value in the event of an unsolicited take-over bid. The rights will become exercisable if a third party, person or group (subject to certain exceptions) acquires 15% or more of our Common Stock outstanding or announces a tender offer, consummation of which would result in ownership by a person or group of 15% or more of our Common Stock. Upon such a triggering event, each right will initially entitle the holder to purchase one one-hundredth of one share of our Series B Preferred Stock. If any person becomes a 15% or more holder of our Common Stock each right will entitle the other holders to purchase our Common Stock, or the stock of the acquirer, at half of their respective then-applicable market price. We may also redeem the rights for $0.001 per right.

The rights were not issued in response to any specific threat, and our Board is not aware of any such threat. The rights will expire on October 2, 2016, subject to extension. The Shareholder Rights Plan contains a so-called TIDE provision which requires independent directors to review the plan every three years to determine whether it continues to be in shareholders’ best interest.

(8)   Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

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

(9)   Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. This process involves estimating our current tax rate, together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and to the

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Unaudited and in thousands, except for share and per share data)

extent that we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include the tax effect as an adjustment to goodwill or in the statement of operations, as applicable. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets.

The income tax expense for the three and nine months ended September 30, 2006, varies from the amount computed by applying the statutory federal income tax rate of 34% to income (loss) before income taxes primarily due to state income taxes, net of federal income tax effect, and adjustments for permanent differences, the most significant being the goodwill impairment and our ability to exclude from United States taxation a portion of the profits associated with the international sales of our software products. This income tax exclusion provision expires on December 31, 2006. In addition, in the third quarter of 2006, we determined, based upon our deferred tax asset valuation procedures, that we should not benefit from the recent tax losses generated by certain of our non-U.S. subsidiaries in our statement of operations, due to our inability to reach the “more likely than not” threshold necessary to validate the recoverability of the related deferred tax assets.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, pre-tax income by tax jurisdiction, the valuation allowance and changes in tax law and regulation of the United States of America and foreign jurisdictions in which we operate.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions which are intended to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements, including, but not limited to, the uncertainty created by, the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management and the restatement of our financial statements; costs, risks and effects of legal proceedings and investigations, including the informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; risks in product and technology development; market acceptance of new products and continuing product demand; the impact of competitive products and pricing; our ability to integrate acquisitions, changing economic conditions; our credit and payment risks associated with our end-user sales; our dependence on major customers; dependence on key personnel, and other risk factors detailed in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Registration Statement on Form S-1 (No. 333-125603). Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as consolidated financial statements and notes thereto and related management discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006. Dollars are in thousands unless otherwise noted.

Restatement of Previously Issued Consolidated Financial Statements

From January 10, 2006, through May 26, 2006, we received 11 anonymous letters primarily alleging improprieties relating to our financial reporting, fulfillment of customer contracts and related revenue recognition, and disclosure practices. The Audit Committee of our Board of Directors took a leadership role in assessing these matters and determining the appropriate corrective action with the assistance of outside counsel. The Audit Committee of our Board of Directors retained the independent national law firm of Sidley Austin LLP and accounting firm of Alvarez & Marsal, a nationally recognized forensic accounting firm, to conduct an independent investigation of the allegations contained in the anonymous letters. Sidley Austin LLP and Alvarez & Marsal conducted a comprehensive investigation of our accounting and financial reporting practices, which included, among other things, a review of relevant documents and interviews of current and former employees of Merge Healthcare and Cedara Software Corp., with which we combined in June 2005. On May 15, 2006, Richard A. Linden, our former President and Chief Executive Officer, submitted his resignation from all positions with us and our subsidiaries, including as an officer, employee and director, and our Board of Directors accepted Mr. Linden’s resignation.

On June 29, 2006, soon after completing its investigation, Sidley Austin LLP reported its findings to the Audit Committee, and our Audit Committee determined that, because of improper accounting and financial reporting practices with respect to reporting periods in the fiscal years 2002 through 2005, the previously issued financial statements for each of the reporting periods in 2002 through 2005 should no longer be relied upon. Furthermore, the audit reports of KPMG LLP with respect to those financial statements (including the report of KPMG LLP with respect to management’s assessment of, and the effectiveness of, our internal control over financial reporting) should no longer be relied upon. On June 30, 2006, the Audit Committee presented its recommendations to all of our non-employee directors. On July 2, 2006, our Board of Directors held a meeting at which it accepted the resignations of each of William C. Mortimore, then serving as our interim Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, our former Senior Vice President, Strategic Business Development, from all positions with us and our subsidiaries, including as officers, employees and directors.

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

•       Collectibility was not reasonably assured at the time certain revenue was recognized. Some of our contracts failed to reflect collectibility contingencies expressly demanded by the customer. We have not recognized revenue until collectibility became reasonably assured, generally as cash was collected from the applicable customer.

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

We also determined that we failed to reduce net sales during 2005 attributable to a contract, although we had agreed to provide the customer with $200 in additional software at no additional cost to the customer.

In aggregate, these revenue recognition errors resulted in the recognition of previously deferred revenue of $300 for the three months ended September 30, 2006, and approximately $18,300 for the nine months ended September 30, 2006. In aggregate, these revenue recognition errors resulted in the recognition of previously deferred revenue of approximately $2,400 for the three months ended September 30, 2005, and deferral of revenue of approximately $4,900 for the nine months ended September 30, 2005.

Income Tax Expense

We determined that we understated income tax expense, income tax payable and goodwill in the amounts of $1,308, $3,854 and $2,546, respectively, for the nine months ended, and as of, September 30, 2005, due to a failure to record additional tax liability and income tax expense in connection with our June 2005 business combination with Cedara Software Corp.

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

By means of this Quarterly Report on Form 10-Q, we are restating our previously issued unaudited consolidated financial statements and will not amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. See Note 1 of the notes to our unaudited consolidated financial statements for a discussion of the restatement of our previously filed balance sheet as of September 30, 2005, statements of operations and statement of comprehensive income (loss) for the three and nine months ended September 30, 2005, and statement of cash flows for the nine months ended September 30, 2005. The information that was previously filed for the quarter ended September 30, 2005, is superseded by the information contained in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

Overview

Operating under the name Merge Healthcare, we develop medical imaging and information management software and deliver related services. We operate three principal sales and business development channels: Direct, which generally sells to the U.S. end-user healthcare market comprised of hospitals, imaging centers and specialty clinics; OEM and International, which primarily sells to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices, and also to the international end-user healthcare market; and eCommerce, which distributes certain products through the Internet via our website. Our three-channel distribution methodology is unique in our industry. Products and services developed throughout Merge Healthcare are sold via Direct, OEM/VAR and International, and eCommerce channels worldwide. This multiple channel approach was developed to optimize the sales of the products created throughout all of Merge Healthcare, resulting in a large portfolio of solutions that can be sold in the manner that best benefits our customers, and generates both upstream and downstream revenues for us.

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

Recent Events

We continue to face significant business challenges that stem from the uncertainty created by changes in our senior management, an informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge and Cedara Software Corp., which we acquired on June 1, 2005. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. In addition, since the business combination, we may not have devoted adequate resources to the development and acquisition of additional products. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3, “Legal Proceedings” and Part II, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, for more detailed discussion regarding these matters.

In the third quarter of 2006, a number of significant events occurred. In particular, we:

•       Accepted on July 2, 2006, the resignations of each of William C. Mortimore, the Company’s interim Chief Executive Officer, Scott T. Veech, the Company’s Chief Financial Officer, Treasurer and Secretary, and David M. Noshay, the Company’s Senior Vice President, Strategic Business Development, as officers and employees of the Company and our subsidiaries and, in the case of Mr. Mortimore, also as a director of the Company and its subsidiaries.

•       Received written notification from counsel to Brian E. Pedlar, at that time our interim co-President and co-Chief Executive Officer and President of Cedara Software, that Mr. Pedlar would resign from all offices at the Company and the Company’s subsidiaries, effective as of the close of business on August 18, 2006. Mr. Pedlar has subsequently filed a lawsuit alleging that he was constructively discharged and that our prior public filings describing his resignation had defamed him.

•       Hired a new President and Chief Executive Officer, Kenneth D. Rardin, and his appointment to the Board of Directors effective September 6, 2006.

•       Appointed two additional board members, Ambassador Kevin E. Moley and Mr. Kevin G. Quinn, effective September 6, 2006.

•       Announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two-year period commencing from September 6, 2006.

•       Implemented a Shareholder Rights Plan on September 6, 2006. We adopted the plan to discourage discriminatory, coercive or unfair take-over bids and to provide the Board of Directors time, in the event of a take-over offer, to pursue alternatives to maximize shareholder value in the event of an unsolicited take-over bid. The rights were not issued in response to any specific threat, and our Board is not aware of any such threat. The rights will expire on October 2, 2016, subject to extension.

•       Received written notification from the staff of The Nasdaq Stock Market on September 8, 2006, that the NASDAQ Listing Qualifications Panel had determined to continue the listing of our Common Stock on the NASDAQ Global Market because, with the filing of our Annual Report on

Form 10-K for the year ended December 31, 2005, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006, and June 30, 2006, we meet the requirements for continued listing.

•  Released several new product enhancements including: eFilm Spanish™, a Spanish language version of our widely used eFilm Workstation; Fusion RIS Version 3.1 and includes new features such as the Call Center Scheduler module, an updated Fusion Delivery Service which speeds processing and improves consistency for printing and faxing of patient reports and Mammography updates for compliance with the newest American College of Radiology CR BI-RADS standards; and MergeCOM-3™ which provides comprehensive DICOM functionality for engineers working in the Microsoft® .NET development environment.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates. Actual results may differ from these estimates under different assumptions or conditions. We have identified our accounting policies and estimates for revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and intangible asset valuation, loss contingencies and income taxes as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties. See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2005, for a detailed discussion of our critical accounting policies.

Results of Operations

Three Months Ended September 30, 2006, Compared to the Three Months Ended September 30, 2005

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Three Months Ended September 30,
	2006	2005
		(As restated)
Net sales	100%	100%
Cost of sales	47	21
Gross margin	53	79
Operating costs and expenses:
Sales and marketing	31	12
Product research and development	35	10
General and administrative	58	12
Depreciation and amortization	6	3
Total operating costs and expenses	130	37
Operating income (loss)	(77)	42
Total other income, net	6	—
Income (loss) before income taxes	(71)	42
Income tax expense	6	15
Net income (loss)	(77)%	27%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns. The following table sets forth net sales component data.

	Three Months Ended September 30,
	2006	2005	% Change
	(As restated)
Software and other	$6,632	$26,733	(75)%
As a percentage of total net sales	48%	76%
Services and maintenance	$7,318	$8,310	(12)%
As a percentage of total net sales	52%	24%
Total net sales	$13,950	$35,043	(60)%

Software and other sales for the three months ended September 30, 2006, was $6,632, a decrease of $20,101, or 75%, from software and other sales of $26,733 for the prior year’s quarter. This decrease was primarily attributable to approximately $12,800 of net sales recognized from a single unusually large transaction with an OEM customer in the third quarter of 2005, compared to no such significant customer sales in the corresponding quarter this year. We believe the reduction in sales also resulted in part from a lack of clarity in the marketplace and in our sales channel regarding our integrated product strategy for direct sales following the announcement of our proposed acquisition of eMed, as part of the business combination with Cedara Software Corp. In addition, as a result of the adverse business circumstances during 2006 following our delayed filings, management changes and delisting notification from NASDAQ, we believe that many prospective customers reacted either by deferring their buying decisions to a later date or excluded us as a potential vendor from buying decisions made during the three months ended September 30, 2006. These circumstances have contributed to the overall decrease in our net sales.

Net sales from services and maintenance for the three months ended September 30, 2006, was $7,318, a decrease of $992, or 12%, from net sales of $8,310 for the three months ended September 30, 2005. This decrease in sales from services and maintenance was primarily attributable to the factors above as it relates to implementation and customer engineering services.

The following factors also affected our net sales results for the three months ended September 30, 2006, and 2005:

•       In the third quarter of 2005, we recognized net sales of approximately $3,000 which we had previously deferred, based on the delivery in that quarter of certain software product functionality.

•       As part of our restatement, we deferred approximately $100 in net sales previously recognized during the third quarter of 2005, related to contracts in which we delivered certain software products remaining on prior orders in which partial shipment had previously occurred.

•       During our quarter ended September 30, 2006, we recognized approximately $200 in net sales pursuant to ratable recognition of sales made in prior periods under contracts for which we did not have vendor specific objective evidence of fair value of maintenance. Net sales decreased for the three months ended September 30, 2005, by approximately $500 related to contracts under which we did not have vendor specific objective evidence of fair value of maintenance.

•       In the 2006 quarter, we recognized approximately $100 of previously deferred net sales upon delivery of promised additional software.

We believe that the total net sales reflected in our statement of operations and the net change in our deferred revenue accounts (current and long-term) on the balance sheet, could be useful indicators of the approximate value of new contracts during the period. Certain contracts, and portions of other contracts, may not be recorded as revenue or deferred revenue, due to the timing in which we can invoice our customers as well as revenue recognition guidelines, including, but not limited to, our determination of when contract collectibility is reasonably assured.

The following table sets forth net sales and net change in deferred revenue data for the three months ended September 30, 2006, and 2005:

	Three Months Ended September 30,
	2006	2005
		(As restated)
Net sales	$13,950	$35,043
Net decrease in deferred revenue	$159	$3,802

These data indicate that we had a decrease in the value of contracts for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to the challenges facing our business as discussed under “Recent Developments” above.

The following table sets forth sequential net sales and net change in deferred revenue data for the three months ended September 30, 2006, and June 30, 2006:

	Three Months Ended
	September 30, 2006	June 30, 2006
Net sales	$13,950	$31,722
Net decrease in deferred revenue	$159	$16,307

These data indicate that we had a decrease in the value of contracts for the three months ended September 30, 2006, compared to the three months ended June 30, 2006, due to the challenges facing our business as discussed under “Recent Developments” above.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software. The following table sets forth cost of sales data.

	Three Months Ended September 30,
	2006	2005	% Change
		(As restated)
Software and other	$1,800	$2,587	(30)%
Services and maintenance	3,512	3,451	2%
Amortization	1,243	1,162	7%
Total cost of sales	$6,555	$7,200	(9)%

The cost of software and other for the three months ended September 30, 2006, was $1,800, a decrease of $787, or 30%, from the cost of software and other for the three months ended September 30, 2005, of $2,587. The decrease was primarily attributable to the decrease in software and other sales during the three months ended September 30, 2006, compared to the three months ended September 30, 2005. As a percentage of net software and other sales, the cost of software and other for the three months ended September 30, 2006, was 27%, compared to 10% for the three months ended September 30, 2005, as a result of the significant decrease in software only sales, such as the single customer sale in the three months ended September 30, 2005.

The cost of services and maintenance for the three months ended September 30, 2006, was $3,512, an increase of $61, or 2%, from the cost of services and maintenance for the three months ended September 30, 2005, of $3,451. As a percentage of net services and maintenance sales, the cost of services and maintenance for the three months ended September 30, 2006, was 48%, compared to 42% for the three months ended September 30, 2005. The costs to provide all services to our customers were recognized as a period cost.

Amortization of purchased and developed software was $1,243 for the three months ended September 30, 2006, an increase of $81, or 7%, from amortization of $1,162 for the three months ended September 30, 2005. As a percentage of total net sales, amortization of purchased and developed software increased to 9% for the three months ended September 30, 2006, compared to 3% for the three months ended September 30, 2005, primarily a factor of the decrease in net sales.

Gross Margin

Gross margin was $7,395 for the three months ended September 30, 2006, a decrease of $20,448, or 73%, from $27,843 for the three months ended September 30, 2005. As a percentage of net sales, gross margin decreased to 53% of net sales for the three months ended September 30, 2006, compared to 79% for the three months ended September 30, 2005, due primarily to the decrease in software only sales, which are typically contracted with our OEM customers. Most OEM customers purchase imaging software without services, which sales generally generate higher margins than our solutions that also include a service or hardware component.

Sales and Marketing

Sales and marketing expense for the three months ended September 30, 2006, was $4,352, an increase of $96, or 2%, from $4,256 for the three months ended September 30, 2005, as a result of the new business initiatives in France and Europe (which incurred expenses in the 2006 period of $309) and SFAS No. 123(R) stock-based compensation expense for the three months ended September 30, 2006, of $200, offset by decreased commission expense. Sales and marketing expense for the three months ended September 30, 2006, as a percentage of sales increased to 31% compared to 12% for the three months ended September 30, 2005, primarily a factor of the decrease in net sales.

Product Research and Development

Research and development expense for the three months ended September 30, 2006, was $4,847, an increase of $1,334, or 38%, from $3,513 for the three months ended September 30, 2005. The majority of this increase was the result of the decrease in capitalization of software development costs and inclusion of SFAS No. 123(R) stock-based compensation expense for the three months ended September 30, 2006, of $245, net of capitalization of related costs of $8. Capitalization of software development costs decreased $515, or 50%, to $520 for the three months ended September 30, 2006, from $1,035 for the three months ended September 30, 2005, as we spent a greater percentage of time on development of software product updates for our end-user products, which updates are generally not capitalizable. As a percentage of net sales, research and development expense increased from 10% for the three months ended September 30, 2005, to 35% for the three months ended September 30, 2006, primarily a factor of the decrease in net sales and a decrease in capitalization of software development costs in 2006.

General and Administrative

General and administrative expense for the three months ended September 30, 2006, was $8,148, an increase of $4,143, or 103%, from $4,005 for the three months ended September 30, 2005. The $4,143 increase was primarily attributable to $2,495 of legal, accounting and forensic services costs related to our investigation of our accounting and financial reporting practices, the completion of our 2005 audit and quarterly reports for the first two quarters, and to the SFAS No. 123(R) stock-based compensation for the three months ended September 30, 2006, of $1,322. General and administrative expense as a percentage of net sales increased to 58% for the three months ended September 30, 2006, compared to 12% for the three months ended September 30, 2005, for the same reasons indicated above and as a result of the decrease in net sales. As described in the section above captioned “Restatement of Previously Issued Consolidated Financial Statements,” our previously issued financial statements needed to be restated. We have incurred, and continue to incur, substantial additional legal, accounting and forensic services costs related to our investigation of our accounting and financial reporting practices, the completion of our 2005 audit and the reviews of restated periods, which costs have been expensed during the three and nine months ended September 30, 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with lawsuits and regulatory matters and implementation of our remediation plan for internal control weaknesses identified. See Part I, Item 3 “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005, for more detailed discussion regarding these matters.

Acquired In-Process R&D

We incurred no acquired in-process research and development cost for the three months ended September 30, 2006, compared to $57 for the three months ended September 30, 2005, related to the completion of our analysis of previous estimates of the fair value of the projects acquired in June 2005 associated with the business combination with Cedara Software Corp.

Goodwill impairment, Restructuring and Other Expenses

Goodwill impairment, restructuring and other expenses for the three months ended September 30, 2006, were zero, compared to $160 for the three months ended September 30, 2005. In the three months ended September 30, 2005, we recorded restructuring and other related charges of $160 upon the completion of our analysis of previous estimates of such charges related our business combination with Cedara Software Corp.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2006, was $854, a decrease of $185, or 18%, from $1,039 for the three months ended September 30, 2005, as a result of certain depreciable assets reaching the end of their respective depreciation period. Depreciation and amortization expense as a percentage of net sales increased to 6% for the three months ended September 30, 2006, compared to 3% for the three months ended September 30, 2005, primarily due to the decrease in net sales.

Other Income, Expense

Our interest income was $646 for the three months ended September 30, 2006, an increase of $316, or 96%, compared to $330 for the three months ended September 30, 2005. The increase in interest income was directly attributable to our average cash and cash equivalent balance during the respective period, as well as increased interest rates on our cash balances during the three months ended September 30, 2006, compared to the corresponding prior period. Other income, net, was $207 for the three months ended September 30, 2006, compared to other expense, net, of $145 during the three months ended September 30, 2005. The change in other income, net, for the three months ended September 30,

2006, was primarily attributable to unrealized foreign exchange gains on foreign currency payables in 2006 compared to losses in 2005 at Cedara, where the functional currency is the U. S. Dollar.

Income Taxes

We recorded income tax expense of $788 in the three months ended September 30, 2006, and income tax expense of $5,373 in the three months ended September 30, 2005. The income tax expense in the current quarter differs from the statutory rate due to our inability to provide a tax benefit on losses of certain foreign operations offset partially by benefiting from the extraterritorial income exclusion of a portion of the profits associated with the international sales of our software products. In the third quarter of 2006, we determined, based upon our deferred tax asset valuation procedures, that a tax benefit on the recent tax losses being generated by certain of our non-U.S. subsidiaries should not be recognized in our statement of operations. This determination was due to our inability to reach the “more likely than not” threshold required to validate the recoverability of the related deferred tax assets.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, pre-tax income by tax jurisdiction, the valuation allowance, and changes in tax law and regulation of the United States and the foreign jurisdictions in which we operate.

Nine Months Ended September 30, 2006, Compared to the Nine Months Ended September 30, 2005

Our results of operations for the nine months ended September 30, 2006, include those of AccuImage and Cedara Software Corp. The results of operations for the nine months ended September 30, 2005, include those of AccuImage for the period subsequent the acquisition date of January 28, 2005, and include those of Cedara Software Corp. after the business combination on June 1, 2005.

The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Nine Months Ended September 30,
	2006	2005
		(As restated)
Net sales	100%	100%
Cost of sales	36	28
Gross margin	64	72
Operating costs and expenses:
Sales and marketing	24	15
Product research and development	24	10
General and administrative	33	16
In-process research and development	—	23
Goodwill impairment, restructuring and other expenses	355	1
Depreciation and amortization	5	5
Total operating costs and expenses	441	70
Operating loss	(377)	2
Total other income, net	3	1
Loss before income taxes	(374)	3
Income tax expense (benefit)	—	12
Net income (loss)	(374)%	(9)%

Net Sales

Net sales consist of software and other sales and professional services, net of estimated product returns. The following table sets forth net sales component data.

	Nine Months Ended September 30,
	2006	2005	% Change
		(As restated)
Software and other	$34,946	$42,417	(18)%
As a percentage of total net sales	56%	74%
Services and maintenance	$26,921	$14,724	83%
As a percentage of total net sales	44%	26%
Total net sales	$61,867	$57,141	8%

Software and other sales for the nine months ended September 30, 2006, was $34,946, a decrease of $7,471, or 18%, from software and other sales of $42,417 for the nine months ended September 30, 2005. This decrease was primarily attributable to approximately $12,500 of net sales recognized from a single, unusually large transaction with an OEM customer in the nine months ended September 30, 2005, compared to no such significant sales in the nine months ended September 30, 2006, and to the factors below, offset by the inclusion of sales to Cedara’s OEM and end-user customers for the entire nine-month period in 2006. We believe the reduction in sales also resulted in part from a lack of clarity in the marketplace and in our sales channel regarding our integrated product strategy for direct sales following the announcement of our proposed acquisition of eMed, as part of the business combination with Cedara Software Corp. In addition, as a result of the adverse business circumstances during 2006 following our delayed filings, management changes and delisting notification from NASDAQ, we believe that many prospective customers reacted either by deferring their buying decision to a later date or by excluding us as a potential vendor from buying decisions made during the nine months ended September 30, 2006. These circumstances have contributed to the overall decrease in our net sales.

Net sales from services and maintenance for the nine months ended September 30, 2006, was $26,921, an increase of $12,197, or 83%, from net sales of $14,724 for the nine months ended September 30, 2005. This increase in sales from services and maintenance was primarily attributable to services performed in connection with Cedara OEM and end-user customers, which were included in sales for the entire nine month period in 2006, offset by the factors indicated above.

Net sales in any period may be impacted by whether or not we have satisfied the applicable criteria for software revenue recognition and have established vendor specific objective evidence of fair value for the undelivered contract elements.

The following factors also affected our net sales results for the nine months ended September 30, 2006, and 2005:

•       We recognized net sales of approximately $16,300 for the nine months ended September 30, 2006, due to the delivery of certain previously promised software product functionality. Net sales were reduced by approximately $3,100 for the nine months ended September 30, 2005, due to our delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected. We deferred such revenue until the delivery of the expected product functionality.

•       We recognized approximately $900 in net sales in the nine months ended September 30, 2006, related to customer contracts where collectibility was not reasonably assured at time of delivery of the software, but which became reasonably assured in the nine months ended September 30, 2006. We deferred approximately $1,000 in net sales in the nine months ended September 30, 2005, related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•       We recognized net sales of approximately $200 for the nine months ended September 30, 2006, related to contracts in which we delivered certain software products remaining on prior orders in which partial shipment had previously occurred. Net sales decreased for the nine months ended September 30, 2005, by approximately $100 related to contracts in which we delivered certain software products remaining on prior orders in which partial shipment had previously occurred.

•       We recognized approximately $800 in net sales in the nine months ended September 30, 2006, due to ratable recognition of sales from prior periods related to customer contracts for which we did not have vendor specific objective evidence of fair value of maintenance. Net sales decreased for the nine months ended September 30, 2005, by approximately $700 related to contracts for sales that we did not have vendor specific objective evidence of fair value of maintenance.

•       We recognized net sales of approximately $100 for the nine months ended September 30, 2006, due to a purchase for which we had agreed to provide additional software at no additional cost to the customer.

The following table sets forth net sales and net change in deferred revenue data for the nine months ended September 30, 2006, and 2005:

	Nine Months Ended September 30,
	2006	2005
		(as restated)
Net sales	$61,867	$57,141
Net increase (decrease) in deferred revenue	$(14,255)	$6,594

These data indicate that we have experienced a significant decrease, considering that the business transaction with Cedara Software Corp. occurred on June 1, 2005, in value of contracts for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to the challenges facing our business as discussed under “Recent Developments” above.

Cost of Sales

Cost of sales consists of purchased components and service costs associated with net sales, and amortization of purchased and developed software. The following table sets forth cost of sales data.

	Nine Months Ended September 30,
	2006	2005	% Change
		(as restated)
Software and other	$7,642	$4,962	54%
Services and maintenance	10,985	7,564	45%
Amortization	3,588	3,751	(4)%
Total cost of sales	$22,215	$16,277	36%

The cost of software and other for the nine months ended September 30, 2006, was $7,642, an increase of $2,680, or 54%, from the cost of software and other for the nine months ended September 30, 2005, of $4,962. Approximately $2,589, or 97%, of this increase was attributable to costs that were associated with net sales recognized during the nine months ended September 30, 2006, which were previously deferred based on the factors described above. As a percentage of net software and other sales, the cost of software and other for the nine months ended September 30, 2006, was 22%, compared to 12% for the nine months ended September 30, 2005, as a result of the significant decrease in software-only sales, such as the single customer OEM sale in the nine months ended September 30, 2005.

The cost of services and maintenance for the nine months ended September 30, 2006, was $10,985, an increase of $3,421, or 45%, from the cost of services and maintenance for the nine months ended September 30, 2005, of $7,564. Approximately $3,165, or 91%, of this increase was the result of the inclusion of costs associated with Cedara Software Corp.’s OEM and end-user customer custom engineering, installation, engineering, training and consulting services, and maintenance and support departments. As a percentage of net services and maintenance sales, the cost of services and maintenance for the nine months ended September 30, 2006, was 41%, compared to 51% for the nine months ended September 30, 2005. The costs to provide all services to our customers were recognized as a period cost. The relatively high cost of services and maintenance as a percentage of net service and maintenance sales for the nine months ended September 30, 2005, was primarily attributable to our deferral of service revenue related to sales of certain software products to certain end-user customers that did not meet the functionality that we believe was expected by customers as described under “Net Sales”.

Amortization of purchased and developed software was $3,588 for the nine months ended September 30, 2006, a decrease of $163, or 4%, from amortization of $3,751 for the nine months ended September 30, 2005. This decrease was attributable to the impairment charge of $962 for the nine months ended September 30, 2005, related to prior purchased technology and capitalized development software projects, due to overlapping technologies, as compared with the impairment charge of $169 for the nine months ended September 30, 2006, offset by amortization of purchased software associated with the business combination with Cedara Software Corp. for the entire period in 2006. As a percentage of total net sales, amortization of purchased and developed software decreased to 6% for the nine months ended September 30, 2006, compared to 7% for the nine months ended September 30, 2005.

Gross Margin

Gross margin was $39,652 for the nine months ended September 30, 2006, a decrease of $1,212, or 3%, from $40,864 for the nine months ended September 30, 2005. As a percentage of net sales, gross margin decreased to 64% of net sales for the nine months ended September 30, 2006, compared to 72% for the nine months ended September 30, 2005, due primarily to the decrease in software only sales, which are typically contracted with our OEM customers. Sales to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that also include a service or hardware component. The decrease in gross margin as a percentage of net sales for the nine months ended September 30, 2006, was also attributable to the factors described under “Net Sales”, above.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2006, was $14,806, an increase of $6,160, or 71%, from $8,646 for the nine months ended September 30, 2005, as a result of expenses incurred by the historic Cedara Software Corp. business, our new business initiatives in France and Europe (which generated 2006 expenses of $1,041) and SFAS No. 123(R) stock-based compensation expense for the nine months ended September 30, 2006, of $826. Sales and marketing expense for the nine months ended September 30, 2006, as a percentage of sales increased to 24%, compared to 15% for the nine months ended September 30, 2005, for the same reasons and as a result of the decrease in net sales.

Product Research and Development

Research and development expense for the nine months ended September 30, 2006, was $15,059, an increase of $9,145, or 155%, from $5,914 for the nine months ended September 30, 2005. The majority of this increase resulted from the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department engaged in development of innovative software technologies, a decrease in capitalized software development costs and SFAS No. 123(R) stock-based compensation expense for the nine months ended September 30, 2006, of $929. Capitalization of software development costs decreased $974, or 35%, to $1,842 for the nine months ended September 30, 2006, from $2,816 for the nine months ended September 30, 2005, because we spent a greater percentage of time during the current-year period on development of software product updates for our end-user products, which are generally not capitalizable. As a percentage of net sales, research and development expense increased from 10% for the nine months ended September 30, 2005, to 24%, primarily for the same reasons and as a result of the decrease in net sales.

General and Administrative

General and administrative expense for the nine months ended September 30, 2006, was $20,333, an increase of $11,145, or 121%, from $9,188 for the nine months ended September 30, 2005. The $11,145 increase was primarily attributable to the inclusion of $2,277 of expenses associated with Cedara’s OEM and direct sales operations since the acquisition of, legal, accounting and forensic services costs of $6,548 related to our investigation of our accounting and financial reporting practices, the completion of our 2005 audit and quarterly reports for the first two quarters and SFAS No. 123(R) stock-based compensation expense for the nine months ended September 30, 2006, of $1,726. General and administrative expense as a percentage of net sales increased to 33% for the nine months ended September 30, 2006, compared to 16% for the nine months ended September 30, 2005, primarily for the same reasons and as a result of the decrease in net sales.

As described in the section above captioned, “Restatement of Previously Issued Consolidated Financial Statements,” our previously issued financial statements needed to be restated. We have incurred, and continue to incur, substantial additional legal, accounting and forensic services costs related to our investigation of our accounting and financial reporting practices, the completion of our 2005 audit and the reviews of restated periods, which costs were expensed during the nine months ended September 30, 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with lawsuits and regulatory matters and implementation of our remediation plan for internal control weaknesses identified. See Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2005, for more detailed discussion regarding these matters.

Acquired In-Process R&D

We incurred no acquired in-process research and development cost during the nine months ended September 30, 2006, compared to $13,046 we incurred for the nine months ended September 30, 2005. The in-process research and development costs incurred for the nine months ended September 30, 2005, related to the fair value of the projects acquired in June 2005 associated with the business combination with Cedara Software Corp.

Goodwill Impairment, Restructuring and Other Expenses

Goodwill impairment, restructuring and other expenses for the nine months ended September 30, 2006, were $219,484, an increase of $218,735, from $749 for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, goodwill decreased by $219,433 based on the impairment discussed in Note 2 of our notes to unaudited consolidated financial statements included in this Report on Form 10-Q. In the nine months ended September 30, 2005, we recorded restructuring and other related charges of $749 related to our business combination with Cedara Software Corp.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2006, was $3,038, an increase of $609, or 25%, from $2,429 for the nine months ended September 30, 2005. This increase was primarily due to the amortization of customer contracts associated with the Cedara Software Corp. transaction. Depreciation and amortization expense as a percentage of net sales decreased to 5% for the nine months ended September 30, 2006, compared to 5% for the nine months ended September 30, 2005.

Other Income, Expense

Our interest income was $2,004 for the nine months ended September 30, 2006, an increase of $1,385, or 224%, compared to $619 for the nine months ended September 30, 2005. The increase in interest income was directly attributable to our average cash and cash equivalent balance during the respective period, as well as increased interest rates on our cash balance during the nine months ended September 30, 2006, compared to September 30, 2005. Other income, net, was $10 for the nine months ended September 30, 2006, compared to other expense, net, of $271 during the nine months ended September 30, 2005. The change in other income, net, for the nine months ended September 30, 2006, was primarily attributable to unrealized foreign exchange gains on foreign currency payables in 2006 compared to losses in 2005 at Cedara, where the functional currency is the U.S. Dollar.

Income Taxes

We recorded income tax expense of $330 in the nine months ended September 30, 2006, and income tax expense of $6,652 in the nine months ended September 30, 2005. The income tax in the nine months ended September 30, 2006, was based upon a (2.83)% tax rate, which differs from the statutory rate due to our inability to provide a tax benefit on losses of certain foreign operations offset partially by benefiting from the extraterritorial income exclusion on a portion of the profits associated with the international sales of our software products. The goodwill impairment charge for the nine months ended September 30, 2006, and the in-process research and development expense for the nine months ended September 30, 2005,were not deductible for tax purposes. In the third quarter of 2006, we determined, based upon our deferred tax asset valuation procedures, that a tax benefit on the recent tax losses being generated by certain of our non-U.S. subsidiaries should not be recognized in our statement of operations. This determination was due to our inability to reach the more likely than not threshold of recording a tax benefit.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, pre-tax income by tax jurisdiction, the valuation allowance, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $52,159 at September 30, 2006, a decrease of $12,119 from our balance of $64,278 at December 31, 2005. In addition, our working capital, defined as the amount by which our current assets exceed our current liabilities, was $42,266 at September 30, 2006, a decrease of $15,070 from our working capital of $57,336 at December 31, 2005.

Operating Cash Flows

Cash used in operating activities was $9,420 for the nine months ended September 30, 2006, a decrease of $15,597, or 253%, from cash provided by operating activities of $6,177 for the nine months ended September 30, 2005. Our negative operating cash flow for the nine months ended September 30, 2006, was due primarily to a decrease in deferred revenue of $14,254 and a net loss of $231,420, offset by charges reflected in our statement of operations that do not require cash outlay, such as stock compensation expense, provision for doubtful accounts, depreciation, amortization, and deferred income taxes totaling $9,265, our goodwill impairment charge of $219,433, and a decrease in accounts receivable of $8,647.

We have incurred approximately $6,548 of expense through September 30, 2006, related to our internal investigation and the completion of our 2005 audit and the reviews of restated prior periods and quarterly reports for the first two quarters of 2006. In addition, we may also incur substantial expenses, including substantial fees for attorneys and other professional advisors, in connection with the lawsuits and regulatory matters described in Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, and in connection with the implementation of our remediation plan for internal control weaknesses previously identified. These cash payments will adversely affect our operating cash flows for at least the remainder of 2006.

Investing Cash Flows

Cash used in investing activities was $3,126 for the nine months ended September 30, 2006, attributable to capitalized software development costs of $1,842, purchases of capital equipment of $917, and the purchase of acquired technology of $367.

Financing Cash Flows

Cash provided by financing activities was $426 for the nine months ended September 30, 2006 attributable to net proceeds of $426 from employee and director stock option exercises.

Total outstanding commitments at September 30, 2006, were as follows:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	Greater than 5 Years
Operating Leases	$7,295	$2,150	$3,720	$1,120	$305

The contractual obligations table above reflects amounts due under all our leases. On June 1, 2006, we signed a letter exercising our right to lease an additional 14,000 square feet at our Milwaukee facility, commencing September 1, 2006, through April 2011.

We incurred certain costs associated with our business combination with Cedara Software Corp. for certain terminated employees. We  accrued these costs for, and included them in, the estimated value of the Cedara liabilities which we assumed. At September 30, 2006, severance payments with an approximate present value using a 6% discount rate, of $813 remained, which amounts we will pay over a period of approximately 9 months.

We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, standby repurchase obligations or other commercial commitments.

Share Repurchase Program

On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two-year period. As of September 30, 2006, we had not made any repurchases under this plan. This repurchase program replaces a previous plan that expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased.

General

We believe our current cash and investment balances, in addition to cash generated from operations, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. However, any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in the immediate future will depend on a variety of factors such as potential losses from operations, cash spent to defend and address our outstanding legal and regulatory proceedings (see Part I, Item 3 “Legal Proceedings,” in our Annual Report on Form 10-K for the year ended December 31, 2005), and potential merger and acquisition activities. We also believe our cash and investment balances will be sufficient on a longer term basis; however, that will depend on numerous factors, including the uncertainty created by, the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management and the restatement of our financial statements; costs, risks and effects of legal proceedings and investigations, including the informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; risks in product and technology development; market acceptance of new products and continuing product demand; the impact of competitive products and pricing; our ability to integrate acquisitions, changing economic conditions; our credit and payment risks associated with our end-user sales; our dependence on major customers; dependence on key personnel, and other risk factors detailed in Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 and in our Registration Statement on Form S-1 (No. 333-125603). If we need to raise additional capital to meet our short-term or long-term liquidity needs, such capital may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current stockholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. However, these financing alternatives may not be available in amounts or on terms acceptable to us or at all.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. We are currently evaluating the impact on our financial statements of the adoption of FIN No. 48.

In June of 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The statement applies to all voluntary changes in accounting for, and reporting of changes in, accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including the cumulative effect of changing to the new accounting principle in net income during the period of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes occurring in fiscal years beginning after May 31, 2005.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk (all dollars in thousands)

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2006, our cash and cash equivalents included money market funds and short-term deposits totaling approximately $52,159, and earned interest at a weighted average rate of 3.3%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $522 for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China, Japan and Europe that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at September 30, 2006. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by a registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is properly recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, as required by Rule 13a-15 of the Exchange Act. We conducted this evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) that information which we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2005, relating to our control environment, revenue recognition, accounting for income taxes and accounting for business combinations, which continued to exist as of September 30, 2006.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2005:

1.                Our control environment was not adequate because certain former members of senior management did not set a proper ethical tone within our organization and did not instill an attitude of control compliance. Certain of the former members of our management were directly involved in circumventing our accounting controls, and other former members of our management were aware, or should have been aware, that such controls were being circumvented. This deficiency contributed to material misstatements in our interim consolidated financial statements as of, and for the interim periods ended September 30, 2005, June 30, 2005, and March 31, 2005, and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

2.                We did not maintain effective policies and procedures relating to revenue recognition associated with our sales contracts. This lack of effective policies and procedures contributed to our premature recognition of revenue related to components of our software contracts that were undelivered as of a reporting date, for which we were unable to establish fair value or to contracts for which collectibility was not reasonably assured. These deficiencies resulted in material misstatements in our interim consolidated financial statements for the interim periods ended September 30, 2005, June 30, 2005,and March 31, 2005, and our annual consolidated financial statements as of, and for the years ended, December 31, 2004, 2003 and 2002, as well as our consolidated financial statements for interim periods within those years.

3.                We did not maintain effective policies and procedures over the accounting for income taxes. Specifically, our policies and procedures did not provide for obtaining third party technical assistance in connection with our accounting for income tax consequences of complex transactions. This deficiency resulted in material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, June 30, 2005, and September 30, 2005.

4.                We did not maintain effective controls over the accounting for business combinations. Specifically, we did not have formal policies and procedures to provide for a sufficient analysis to identify all assets acquired in business combinations to appropriately allocate the purchase price. This deficiency resulted in material misstatements in our interim consolidated financial statements as of, and for the interim periods ended, June 30, 2005, and September 30, 2005.

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

3.                On July 2, 2006, our Board of Directors accepted the resignations of Messrs. Mortimore, Noshay and Veech from all positions with the Company, effective immediately. At the same time, our Board appointed Michael D. Dunham, the Chairman of our Board of Directors, as our principal executive officer on an interim basis. Subsequently, on September 6, 2006, Kenneth Rardin was hired as our President and Chief Executive Officer (principal executive officer).

4.                On July 2, 2006, our Board of Directors also appointed Steven M. Oreskovich, who had been serving as our Vice President and Corporate Controller, as our Chief Accounting Officer and interim Treasurer and Secretary. Mr. Oreskovich currently serves as our principal accounting officer and interim principal financial officer. Our Board is searching for a Chief Financial Officer.

5.                We intend to create an internal audit function and appoint a Director of Internal Audit, who will report directly to the Audit Committee, to oversee the internal audit function for us. This internal audit function will include the review of each of our sales contracts under which we expect to receive revenue in excess of $100,000. We have retained Alvarez & Marsal, the forensic accounting firm retained by Sidley Austin in connection with its investigation, to consult on a variety of accounting and financial reporting matters and to perform our internal audit function, at least until such time as we appoint a Director of Internal Audit.

6.                On August 28, 2006, our Board of Directors approved a revised Audit Committee Charter. See Part III, Item 10, of “Directors and Executive Officers of the Registrant-Audit Committee; Audit Committee Financial Expert” in our Annual Report on Form 10-K for the year ended December 31, 2005, for more information.

7.                Until Mr. Rardin was hired, our principal financial officer reported directly to the Audit Committee of our Board.

8.                We will further standardize our OEM contracts to provide additional clarity on issues related to revenue recognition. We have identified key areas within our OEM contracts which may require further standardization or formalization. These areas include complex deliverables, non-cash transactions and business arrangements in newer markets.

9.                Our product documentation and marketing materials will clearly present product functionality available for sale.

10.         We will enhance our contract review process to include a cross functional group that is responsible for reviewing contracts and providing information required to assist us in our determination of revenue recognition. We have established cross-function review groups responsible for contract reviews and have established thresholds to determine the contracts that shall be subject to the cross-functional review on an ongoing basis.

11.         We will formalize our procedures for project status determination and customer acceptance sign-off.

12.         We will establish formal policies and procedures for the customer audit confirmation process. These policies and procedures have been established.

13.         We will enhance our continuing education program for our sales and service organization to educate them regarding our revenue recognition policies and we will require sales personnel to verify their compliance with these policies. Quarterly training programs have been formally implemented for the sales organizations within the company to increase education and awareness regarding our revenue recognition policies. We have also implemented formal representation and verification procedures with sales staff.

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

19.         We intend to hire a full-time General Counsel to, among other things, work with our principal executive officer, and principal financial officer, principal accounting officer and Director of Internal Audit to further improve our control environment. We hired our General Counsel in October 2006.

We have already begun instituting this remediation plan. The Audit Committee is committed to further refinement and improvement of this plan.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no significant changes with respect to our internal control over financial reporting or in factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2006.

PART II

Item 1.                        Legal Proceedings

See Part I, Item 3, “Legal Proceedings” of our Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of certain legal proceedings and lawsuits to which we are a party.

Item 1A.                Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A,”Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, as well as our Registration Statement on Form S-1 (No. 333-125603) includes a detailed discussion of these factors.

Item 6.                        Exhibits

(a)   Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:
MERGE TECHNOLOGIES INCORPORATED
November 9, 2006	By:	/s/ KENNETH D. RARDIN
Kenneth D. Rardin
President and Chief Executive Officer
(principal executive officer)
November 9, 2006	By:	/s/ STEVEN M. ORESKOVICH
Steven M. Oreskovich
Chief Accounting Officer and interim Treasurer
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