Form 10-K
period 2006-12-31
MERGE TECHNOLOGIES INC
filed 2007-03-08
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes   ☐    No  ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006, based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the NASDAQ Global Market, was approximately $346,618,800. Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 2, 2007:  30,068,907

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

i

PART I

Item 1.                        BUSINESS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this report that are not historical facts, including, without limitation, statements that reflect our current expectations regarding our future growth, results of operations, performance, business prospects and opportunities, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believes,” “intends,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying them. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update these factors or any of the forward-looking statements to reflect future events, developments or changed circumstances, or for any other reason.

Overview

Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge Healthcare, and its subsidiaries or affiliates (collectively, “Merge Healthcare,” “we,” “us,” or “our”), develops medical imaging and information management software and delivers related services. Late in 2006 we reorganized our business to better reflect emerging market needs. We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, which primarily sells to Original Equipment Manufacturers (“OEMs”) and Value Added Resellers (“VARs”), comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa. Our principal executive offices are located at 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214-5650, and our telephone number there is (414) 977-4000.

We develop clinical and medical imaging software applications and development tools that are on the forefront of medicine. We also develop medical imaging software solutions that support end-to-end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals. Our software technologies accelerate market delivery for our global OEM customers, while our end-user solutions improve our customers’ productivity and enhance the quality of the patient experience. Our diagnostic imaging workflow applications are commonly categorized as Picture Archiving and Communication Systems (“PACS”), Radiology Information Systems (“RIS”) and clinical applications, which include, but are not limited to, software products that support medical imaging in many specialized areas such as orthopedics, cardiology, mammography and oncology. We believe the combination of RIS/PACS/clinical applications and Healthcare Information Management improves diagnostic imaging workflow. It also provides value by making images and other information available throughout the enterprise.

We directly provide PACS, RIS and clinical medical imaging software applications and also sell select products through our website’s eCommerce engine. Our products and solutions link business and clinical workflow by managing and distributing diagnostic images and information throughout the healthcare enterprise, and providing visualization tools that target improved productivity and enhanced clinical accuracy of the diagnosis of general and specialty medical imaging exams. Our customers can enhance the quality of healthcare provided to patients because our solutions improve radiology workflow efficiencies and improve the clinical decision-making processes. In addition, our solutions reduce the film, paper and labor costs involved in managing and distributing medical images and information, which helps drive increased profitability for our customers. We deliver value to many types of healthcare facilities of all sizes, but we specifically target imaging centers and specialty clinics.

We also focus on the development of custom-engineered software applications and development tools for the global medical imaging and information OEM  markets. Our software is deployed in hospitals and clinics worldwide through our partners and our direct end-user and eCommerce channels and is licensed by many of the world’s largest medical device and healthcare information technology (“IT”) companies. Our technologies help our OEM customers increase revenues, create competitive advantages, and deliver technologies to end-user markets throughout the world. We often serve as an extended research and development team for the OEM, helping them to be first-to-market with innovative medical imaging technologies. We leverage our global end-user distribution channels to sell our customers existing technologies and applications, and expand the value of medical imaging solutions by licensing additional applications for our customers to sell through their own sales forces. Our technologies and expertise span all the major digital imaging modalities, including computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital x-ray, mammography, ultrasound, echo-cardiology, angiography, nuclear medicine, positron emission tomography (“PET”) and fluoroscopy. Our offerings are used in all aspects of clinical imaging workflow, including: the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; sophisticated clinical applications to analyze digital images; the use of imaging in minimally-invasive surgery; and the management of patient information stored as Electronic Patient Records (“EPR”). We target OEM/VARs that serve all markets utilizing medical imaging in their businesses, regardless of the size or scope of the market they serve, including non-radiology markets such as oncology, pharmaceutical and EPR.

We have consistently expanded our suite of product and service offerings. We see our RIS/PACS/clinical applications single-vendor approach as a unique advantage in our end-user target market. Additionally, we became a leading medical imaging OEM partner-company through our combination with Cedara Software Corp. (“Cedara”).

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

Our Market

Millennium Research Group, an international market research firm, reported the following marketplace information:

•       In 2005, the U.S. market for RIS and PACS, consisting of RIS and enterprise, radiology, orthopedic and cardiology PACS, was valued at over $1.5 billion.

•       By 2010, this market will grow to over $3.0 billion, representing a compound annual growth rate of nearly 15%.

•       Growth for the RIS market is primarily driven by imaging centers and small hospitals, particularly those that do not already have a PACS or RIS and elect an integrated RIS/PACS solution.

•       Growth for the PACS market is primarily driven by:

•        adoption of EPR;

•        growing customer receptiveness to PACS;

•        the conversion from radiology to enterprise PACS solutions;

•        customer demand for replacement PACS and integrated RIS/PACS solutions;

•        affordable price points for small hospitals and imaging centers;

•        growth in diagnostic capabilities for the cardiology market; and

•        growth of in-office modalities in the orthopedic market.

The market for our end-user solutions is highly competitive. Healthcare providers continue to be challenged by declining reimbursements, intense competition and the increased cost of providing healthcare services. Some customers purchase products from us and from our competitors. In the developing area of RIS/PACS/clinical applications workflow, there are many newly emerging competitors that offer portions of an integrated radiology solution through their RIS, PACS and clinical applications. Additionally, certain competitors are integrating RIS, PACS and clinical applications through development, partnership and acquisition activities. We offer a combined RIS, PACS and clinical applications solution, providing customers with a single system that yields strong productivity gains, attracts referrals from primary care and specialty physicians, and yields enhanced support and technology migration by having only a single vendor relationship to manage.

Our OEM market, which consists of organizations that use medical imaging or information in any element of their business, is also highly competitive. Thousands of imaging-related prospective customers exist throughout the world. In addition, we use a Technology Partnership Program, through which we work with academic researchers and entrepreneurial companies that have developed new, innovative medical imaging applications that are not yet fully commercialized. These technology partnerships further accelerate the innovation of our own technologies, allowing us to approach new clinical imaging markets inside and outside of radiology. In exchange, we can offer our partners access to our distribution channels, commercialization of their products, and an approach to our global OEM partners that we have developed over the last 18 years. Working with these partners, we use our depth of medical imaging technology, global OEM distribution, and business expertise to commercialize and launch those products.

We believe that our innovation-driven model will enable us to proactively drive new demand for medical imaging solutions at both the OEM and end-user level. One of the main sources of competition for our OEM products is the OEM’s own internal software development programs, where the customer may have the ability to use internal resources to create a similar technology or eventually replace our software employeed in the customer’s marketed solution. There are also a number of companies that specialize in one particular technology, which may compete with us in a selected market. However, we believe that there are no direct competitors in the OEM market that have the breadth of technologies, engineering resources and capabilities to compete with us in all aspects of our technology portfolio.

Recent Challenges

We continue to face significant business challenges from the informal, non-public inquiry being conducted by the Securities and Exchange Commission and class action and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced significant challenges integrating the businesses and personnel of Merge Healthcare and Cedara, with which we combined on June 1, 2005. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. However, during the fourth quarter of 2006 we commenced a rightsizing and reorganization initiative to better align our costs with our revenue-generating strategies while at the same time eliminating redundancies within our consolidated organization.  This initiative emphasizes the offshoring of a significant portion of our software engineering and customer support. Significant knowledge transfer efforts have occurred since the commencement of the initiative. However, it is possible that we have not devoted adequate resources to the development and acquisition of additional products or support of those products to our customers. Also,  we have no integrated financial systems, and we are currently in the process of implementing a new enterprise resource planning (“ERP”) system which could divert the attention of employees and create temporary operating inefficiencies. See Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for more detailed discussion regarding these matters.

History

We were founded in 1987 and built a reputation as a company that enabled the transformation of legacy radiology (film-based) images into modern (filmless) digitized images for distribution and diagnostic interpretation. We acquired eFilm Medical Inc. (“eFilm”) in June 2002 and began doing business under the name of Merge eFilm in order to leverage eFilm’s international name recognition for diagnostic medical image workstation software. In July 2003, we acquired RIS Logic, Inc. (“RIS Logic”), a RIS company that designed software to manage business and clinical workflow for imaging centers to streamline operations and accelerate productivity. We acquired AccuImage Diagnostics Corp. (“AccuImage”) in January 2005. AccuImage was founded from radiology academic research, and created products that used advanced visualization technologies for clinical specialty medical imaging. In June 2005, we completed our business combination with Cedara Software Corp., which was established in 1982 and creates medical imaging software for OEM and VAR customers worldwide.

We have consistently maintained a commitment to industry standards designed to benefit both healthcare providers and technology vendors including the industry’s standard network communications protocol known as Digital Imaging Communications in Medicine (“DICOM”), open medical standards such as Health Level Seven, Inc. (“HL7”), and the Integrated Healthcare Enterprise (“IHE”) framework. These standards have paved the way for healthcare organizations to begin to integrate the complex workflow systems of the radiology department with the entire healthcare system by using equipment and software applications that connect the various image communication and information management components. We have incorporated these standards in our radiology workflow technologies, software applications and OEM connectivity components, establishing the basis for seamless integration of images and healthcare information across an organization’s computing infrastructure.

How We Benefit Our Customers

Our end-user solutions benefit hospital radiology departments, diagnostic imaging centers, specialty clinics and their patients in a variety of ways, including:

•       Accelerated productivity gained by using a single integrated software solution for most business and clinical workflow tools designed to automate operations, including digital dictation, billing, registration and scheduling, productivity analysis, image and report management, and storage and distribution;

•       Increased accuracy through real-time patient demographic matching across all business and clinical workflow tools;

•       More accountability and convenience in working with one vendor that develops, installs and supports the entire spectrum of radiology workflow tools and integration services;

•       The creation of permanent electronic archives of diagnostic quality images that enable the retrieval of prior and current images and reports;

•       Improved productivity and lower cost by providing the capability to centralize many functions such as scheduling, coding, transcription, billing and radiologist reading;

•       Modular, flexible and cost-effective systems that can expand as the imaging center, hospital or clinic’s business grows;

•       Networking of multiple image producing and image utilizing devices to eliminate redundancies and reduce the need for capital equipment expenditures or disaster recovery; and

•       Optimizing image-viewing and diagnostic capabilities.

Our global OEM customers benefit from our software technologies and professional services in a number of ways, including:

•       Using our technologies and services to enhance the workflow capabilities of their solutions;

•       Accelerating the time to market in the development of new solutions;

•       Creating greater product differentiation compared to their competitors; and

•       Leveraging our technical and deployment skills, which facilitates an increased ability to focus on core competencies.

Business Strategy

We continue to build upon our position as an innovative medical imaging software and technology provider, and full solution RIS/PACS/clinical applications developer for the global healthcare end-user and OEM markets. We maintain this position by employing more than half of our employees in research and development activities, with total engineering costs, in thousands, of $22,697, $13,535, and $5,446 for 2006, 2005 and 2004, respectively, which amounts include capitalized software development costs and research and development expense. Our market position is the result of our expertise in clinical workflow and integration, technically innovative software products, modular software solutions, and continued focus on accelerating healthcare organizations’ productivity. Our OEM software technologies address the global market in medical imaging software innovation. Leveraging the clinical application innovation of our OEM products, we believe that our end-user products enable medical imaging and information to integrate more efficiently throughout the healthcare enterprise. By effectively utilizing our research and development activities and our global onshore-offshore engineering services, we can expand the solution set offered to both our OEM and end-user customers, accelerate the innovation of new products, and enter new markets such as orthopedic, veterinary, pharmaceutical clinical trials, oncology and EPR. This strategy is the direct result of combining Cedara Software with Merge Healthcare, and is expected to form the basis for our growth, innovation and new product and market development in the coming years.

During 2006, we focused our operational efforts on establishing an onshore-offshore product development and service and support initiative; realigning our product development model, systems and processes to ensure timely product delivery to our customers; developing new partnerships with OEM customers and leveraging our product brands. We marketed and cross-sold bundled products from across all of our combined product lines.

In line with this operational plan, we:

•       Reorganized our business into three distinct business units;

•       Announced new solutions for deformable registration and image fusion;

•       Partnered with Advanced Imaging Technologies, a Washington corporation, in the development of an innovative breast ultrasound system;

•       Released a new .NET DICOM toolkit;

•       Released Fusion RIS™ version 3.1;

•       Released a Spanish version of eFilm Workstation™;

•       Announced a distribution agreement with Medavis GmbH, a German corporation, to provide RIS software to selected European markets;

•       Signed an agreement to deliver comprehensive digital orthopedic solutions to healthcare providers; and

•       Entered into a partnership with CPAGE, a French public information technology group, to deliver EPR functionality to the French hospital market based on our aXigate™ technology.

We anticipate that any future growth will be driven primarily by continued concentration on the following aspects of our business:

•       Medical imaging innovation with our OEM partners, creating software applications, technologies and tools that optimize the growing and evolving capabilities of imaging acquisition devices such as multi-slice CT, PET, ultrasound and MRI;

•       End-user sales initiatives, including targeted sales/marketing activities designed to achieve broader geographic coverage, expanded presence in other healthcare vertical markets and expanded product purchases from current customers, ongoing solution selling training and investment in solution selling tools like return-on-investment and cost-benefit analyses;

•       Clinical application software and information systems development, both in partnership with OEM and technology partners and on a direct basis to end-users, providing growth opportunities globally and into new markets outside of radiology;

•       Creating enhanced product offerings such as FUSION MATRIX PACS™ and FUSION RIS/PACS™ MX that expand the functionality of RIS/PACS to clinical applications beyond radiology; and

•       Innovating technologies and solutions that serve new markets such as orthopedic, veterinary, pharmaceutical clinical trials, oncology and EPR.

We believe our global presence and involvement in the creation of medical imaging software technologies and open medical standards places us in a strong position to monitor medical imaging industry and technological forces that impact both medical equipment and software application innovations. In addition, our established OEM relationships allow us to work with leading medical equipment manufacturers as they develop future plans for new product introductions. We sometimes partner with leading OEM companies in the design and development of new medical imaging software applications, and then incorporate those innovative medical imaging software modules within our integrated RIS/PACS solutions for sale on a direct basis to our end-user customers. This unique model of both OEM and end-user solution development accelerates our ability to innovate our products ahead of the needs of our current and future target markets.

End-User Products and Services Description

Focusing product innovation around the functions related to image and information management is a hallmark of our end-user product development strategy. We view our expertise as developing software that manages the people, process, images and information workflow in such a way as to increase productivity and reduce costs for our end-user customers. Products in place and those in development are applied to the complex continuum of business (billing, scheduling, modality management, practice analysis), image and information management (integrating results of CT, MRI, x-ray, etc., and the associated patient information related to them), interpretation and reporting (medical image visualization, analysis and management of medical imaging data, enhancing physicians’ interpretation and reporting of data from medical imaging modalities, such as computed tomography and magnetic resonance imaging), and the distribution of those reports and images to referring physicians. We believe that our solutions are differentiated by the integration of all of these elements, which enables us to create a broad data set around a single patient experience, combined with the capability for image interpretation using advanced tools for each specialty. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis, and ultimately improved patient care because the waiting time from diagnosis to treatment is reduced and all pertinent information is quickly and accurately provided to the primary care giver via the web, wherever the physician is located. This integrated solution with enterprise-wide accessibility to images and information reinforces our strategy of delivering end-to-end clinical and business workflow solutions that accelerate our customers’ productivity.

We have multiple solution offerings tailored to meet the needs of various market segments. For the international healthcare market, we continue to offer two platforms under the FUSION PACS™ brand name. We also offer our aXigate technology to address the EPR needs of the French market. aXigate is a secure, web-based solution for patient, medical and clinical process management. With components for patient registration, consultation, reporting, prescription, follow-up and codification, aXigate provides a folder-based approach to medical information management, displaying relevant information at the click of a button to different health care professionals.

Our software modules are designed to allow continuous innovation of our fully integrated radiology workflow system product line and are sold as individual modules or as a fully integrated solution, depending on the needs of the customer. We intend to integrate our clinical application portfolio into our solution offerings, thereby providing even more accelerated productivity as medical imaging moves beyond radiology. Our product innovation team is working closely with our customers to develop next-generation products for our RIS, PACS, RIS/PACS and EPR product lines. In addition, our software development team is integrating various clinical application and advanced visualization software modules (like mammography and PET/CT) into our RIS/PACS workflow solutions, further changing and enhancing the traditional definition of RIS/PACS. These products can be sold throughout the world, and distributed through our global direct end-user and eCommerce channels.

OEM Products and Services Descriptions

Software development can be significantly accelerated with the use of powerful development environments incorporating reusable software libraries and toolkits. We created such a development environment, called Imaging Application Platform® (“IAP”) to accelerate our internal development as well as that of our OEM partners. IAP provides a complete suite of technologies and capabilities for creating advanced, high-performance medical imaging applications. IAP is one of the most widely used medical imaging platforms available with a proven track record in all the major imaging modalities and clinical applications. All of our major OEM partners and virtually all of their engineering service clients, directly or indirectly, use IAP in business critical applications.

Building on the success of IAP, we have created an even more comprehensive development platform called Cedara OpenEyes™, which provides, in addition to the benefits of IAP, support for rapid and flexible application development using state of the art technologies and tools. Cedara OpenEyes™ is a powerful and flexible best practices development platform that enables the rapid creation of medical applications. Its programming model represents a paradigm shift from previous technologies, completely insulating clients from the complexities of deep code development by providing a single uniform set of controls and development interfaces. Cedara OpenEyes™ packages connectivity, visualization and printing services in a flexible and transparent architecture that can be deployed across a wide spectrum of application environments, from small “one-off” projects to complex web solution services.

Our OEM group also offers a full spectrum of PACS solutions, workstations and plug-in modules that can easily be tailored to the needs of different OEM customers. In addition, we develop image acquisition console software for companies that need a workstation to drive the capture of images from imaging devices such as x-ray or CT scanners.

Clinical applications software can have a major impact on the delivery of patient care. In the past several decades, a rapid expansion of clinical software systems has been noted within institutions that deliver healthcare. Today, more physicians rely on clinical applications to help them make even routine diagnostic and therapeutic decisions. Our broad range of clinical applications is used in general radiology and other specialty areas. Many of our clinical applications and workflow solutions can be added by OEMs as plug-ins to existing PACS workstations or used as dedicated, standalone workstations.

Merge Healthcare Product Portfolio

The breadth and depth of our products across Merge Healthcare reflects our core strategy of blending technologies, features and functions, modules and product lines to form medical imaging and information workflow solutions that are distributed globally and across three distribution channels: OEM, Direct and eCommerce. Our comprehensive product portfolio consists of the following:

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

FUSION MATRIX PACS™ is an image visualization, image management, archive and web distribution system. The workflow engine for radiologists, FUSION MATRIX PACS provides relevant clinical information at the radiologist’s fingertips, and provides efficient distributed workflow that allows them to work at any location without sacrificing performance, workflow or feature functionality. The first PACS solution built on Microsoft.NET, its Smart Client™ technology, combines the power of the personal computer with the reach of the web for easier deployment, maintenance and improved local client performance.

FUSION PACS™ is an integrated repository of healthcare information and a suite of software application modules that provide PACS and web distribution of images and reports on a single, integrated PACS platform. FUSION PACS is the foundation for the integrated software application modules that provides optimal functionality for our customers’ radiology workflow. FUSION PACS and its modules are designed to allow the user to customize the way images and information are delivered and viewed, supporting user-centric workflow.

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

Referring Practice Portal™ allows real-time access to reports and their associated images from within FUSION RIS/PACS or just reports from FUSION RIS via the web. Additionally, the portal provides access to the Exam/Appointment Status, as well as offering an Emergency/Referral Access for hospital and clinic referrals in emergency situations. The portal has Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) supportive security and auditing features, and can be customized with a facility’s brand identity and service information. The Referring Practice Portal is an optional module that can be purchased with FUSION RIS/PACS or FUSION RIS.

Connectivity Tools support DICOM and HL7 interfacing while providing ready-made solutions for tackling various aspects of the hospital wide information workflow. Our connectivity tools include, but are not limited to, MergePort™, MergeCOM3™, ExamWorks™, MergeMVP™, Cedara I-Acquire/FD™ and DataBridge™.

eFilm Workstation is a desktop diagnostic, image and analysis tool for viewing and interpreting medical images. eFilm Workstation is sold as standalone software that allows radiologists to view and manipulate any digital diagnostic study, and is integrated into FUSION RIS/PACS and FUSION PACS as its diagnostic workstation. We believe that eFilm Workstation, sold via eCommerce from our website and through VAR distributors, is the most widely used diagnostic workstation in the world.

Cedara I-ReadMammo™ is a universal breast imaging workstation designed for reading mammography, ultrasound and MRI studies. Cedara I-ReadMammo eliminates the hassle of switching between different workstations through vendor independence, multi-modality support and dedicated tools for breast imaging workflow.

Cedara B-CAD™ is the world’s first CAD solution designed to assist radiologists in analyzing breast ultrasound. With integrated tools for ACR BI- RADS® characterization and automatic report generation, Cedara B-CAD is an ideal complement for diagnostic breast ultrasound. Integrated with Cedara I-ReadMammo, Cedara B-CAD demonstrates functional multi-modality breast imaging workflow.

Cedara PET/CT™ provides fast and efficient workflow by combining images from CT and PET modalities, which is particularly useful in allowing a radiologist to see cancerous activity at a metabolic level and pinpoint its exact location in the tissue so a biopsy can be performed and proper treatment begun.

Cedara OrthoWorks ProPlanner™ is a diagnostic workstation for orthopedic surgical planning, templating, archiving and web distribution. OrthoWorks includes libraries of digital orthopedic templates from all major prosthesis vendors, delivering advanced diagnostic and planning functionality for joint arthroplasty, trauma, deformity corrections and more.

Cedara OrthoWorks Spine Analyzer™ is an advanced application that helps spine surgeons, orthopedists, and chiropractors analyze cervical, thoracic and lumbar spine mobility, alignment and deformities. Spine surgeons can use OrthoWorks Spine Analyzer to assist in planning therapy, such as surgical procedures, and help evaluate post therapy outcome.

Cedara OrthoWorks Care Manager™ is a clinical data management system that uses unique, patented technology to help easily capture relevant clinical parameters during diagnosis, therapy and post-therapy follow up, and automatically populate an SQL database. Powerful and intuitive data-mining tools allow users to quickly perform outcome analyses that can be analyzed later by a statistical package.

CalScore Review™ is an advanced calcium-scoring module. It supports lesion-by-lesion and side-by-side comparison for follow up or repeat scanning, as well as detailed report generation. This clinical application also has workflow tools that allow customization of a patient database, tracking of the current referral base, comparison of prior versus current calcium scores and capture of follow-up appointments.

Colon Review™ is a complete workflow solution with powerful tools for reviewing colon or other luminal studies and reporting the findings. Colon Review is a practical, intuitive solution for expanding imaging capabilities to include virtual colonoscopy.

Lung Review™ is a comprehensive lung nodule visualization and analysis package that incorporates advanced viewing tools, nodule segmentation, decision tree based on ELCAP recommendations and automatic report generation.

3D/4D Review™ provides comprehensive visualization for rapid and efficient everyday clinical workflow, along with a real-time editing tool one can use in combination with standard visualization tools such as MIP, MinIP, MPR, 3D, VRT and interactive 4D Image Review. This product is sold to the end user market via eCommerce from our website, and through VAR distributors.

AccuStitch™ is an advanced image stitching and angle measurement application, which allows the user to stitch thoracic and lumbar films. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

Cedara OpenEyes™ is an advanced software platform for the rapid development of medical imaging applications. Cedara OpenEyes provides a structured framework on which layered and protocol-based applications can be quickly and efficiently created without reinventing base functionality. Packaged with sophisticated image viewing, DICOM, databasing and image manipulation capabilities, Cedara OpenEyes allows healthcare companies to focus on the development of workflow and specific clinical tools. OpenEyes provides an excellent framework for both plug-in integration and complete software development.

Cedara I-SoftView™ is a family of clinically reliable, workflow-oriented PACS workstations.

Cedara I-Report™ is a radiologist’s diagnostic workstation utilizing automated workflow, presentation protocol and advanced post-processing toolsets.

Cedara I-Report CT™ is specifically tailored for CT data sets. This software features optimized navigation tools, easy-to-use 3D volume rendering, MPR, measurement tools, support for orthopedic templates, and Cedara Software’s latest plug-ins.

Cedara I-Read™ is optimized for multi-modality viewing. The user preferences and intuitive user interfaces enable reporting physicians and specialists to have efficient, effective workflow.

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

Cedara Baby Explorer software is an application that adds 3D fetal imaging to any existing ultrasound system, allowing expectant parents, during scheduled ultrasound examinations, to view and record 3D images months before a baby’s arrival. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

Cedara I-Reach™ is a PACS web-based viewer that significantly advances the current capabilities of PACS viewers by providing fast access to images through the use of the latest compression techniques, while maintaining high image quality and providing complete seamless integration with hospital PACS, HIS and RIS.

Cedara I-Store™ is a DICOM-compliant, scalable, archiving solution designed to meet the evolving performance and redundancy requirements of a healthcare enterprise. Its scalable architecture allows users to start small and expand the archive as their imaging requirements grow.

Cedara I-Conference™ assists healthcare professionals as a means to quickly and easily consolidate images and data for medical presentations, activities that normally represent a tedious and time consuming process. This allows presenters to focus on content development rather than formatting and technical issues. This product is sold to the end-user market via eCommerce from our website, and through VAR distributors.

ExamWorks™ and ExamWorks+™ are connectivity technologies that expand a modality’s DICOM capabilities by providing efficient and transparent integration with departmental workflow and allow non DICOM imaging devices to connect to a DICOM clinical network. They provide efficient and transparent network connectivity, allowing imaging devices to share resources throughout the department.

Cedara I-Response™ is a software solution for early detection of treatment response in brain cancer care that capitalizes on a molecular imaging technique to assess tumor response from cellular mechanisms. Using functional diffusion mapping (ƒDM), it provides the potential to evaluate the impact of anti-cancer drugs and radiation therapy on tumors at an unprecedented rate.

aXigate is an electronic patient record application that scales to provide enterprise-wide patient information-based workflow. This application is initially targeted to address the EPR needs of the French market.

Employees

We had approximately 450 employees as of December 31, 2006 and approximately 100 full-time contracted personnel in Pune, India. With recognition that our employees are our most important assets, we will continue to invest in human capital development. See “Recent Challenges” above for information regarding recent events that have impacted, and may continue to impact, our employees.

Sales, Marketing and Distribution

We use a multi-channel approach to reach our target customers. We also cross-sell RIS and PACS solutions to existing customers. We have added sales professionals to our sales force, and continue to refine our sales processes and tracking mechanisms to provide real-time information to manage our sales efforts. We have reached thousands of current and prospective customers through proactive electronic marketing, utilizing the emails and addresses captured in connection with eFilm Workstation downloads (including 30-day free trials) from our eCommerce website that numbered over 70,000 from January 2000 through December 2006. In addition, we regularly participate in major radiology and healthcare information system industry trade shows.

Competition

The markets for our products in the end-user market are highly competitive. Although the market for our OEM products may not appear to have as many third party competitors, we often “compete” with an OEM’s internal software engineering group (to develop next generation technologies), or single-product focused companies. Competition is present from new competitors entering the market, as well as current OEM partners that can offer products similar to our solutions.

In the area of RIS and PACS workflow applications, there are many newly emerging competitors that offer portions of the integrated radiology solution through their RIS and PACS to the market targeted by us. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

We rely on our extensive experience in working in all aspects of the diagnostic imaging industry, our growing customer base, and our strong customer relations to maintain and grow our market share. We also rely on our global brand and historical installed base as a market leader in integration expertise. Our growing base of customers is increasingly demanding a single vendor that can provide RIS, PACS and clinical applications. We are one of the few radiology software vendors that can offer such comprehensive workflow solutions across many clinical specialties that utilize medical imaging.

Many of our current and potential competitors may have greater resources than we have, including greater financial resources, research and development capabilities, intellectual property and marketing resources. Many of these competitors may also have broader product lines and longer standing relationships with customers. Our ability to compete successfully depends on a number of factors both within and outside of our control, including: product innovation; product quality and performance; price; experienced sales, marketing and service professionals; rapid development of new products and features; and product and policy decisions announced by competitors. There can be no assurance that we will be able to compete successfully.

Intellectual Property Rights

We currently own 30 patents issued by the intellectual property offices of various jurisdictions, including the U.S. Patent and Trademark Office (“PTO”) and the Canadian Intellectual Property Office (“CIPO”), Israel & Japan. We continue to expand our intellectual property portfolio and have applied for 20 additional patents currently under review by the PTO, CIPO or Korean Intellectual Property Office. There can be no assurance that these patents will afford any commercial benefits. We do not, however, rely principally on patent protection with respect to our products. We also rely on a combination of copyright and trade secret laws, employee and third party confidentiality agreements, product license agreements and other measures to protect intellectual property rights pertaining to our systems and technology. We currently hold 20 registered trademarks in the United States or Canada, and have applied for at least two trademarks currently under review by the PTO or CIPO. Our trademarks include FUSION RIS™, FUSION MATRIX PACS™, FUSION PACS™, FUSION RIS/PACS™, Referring Practice Portal™, eFilm Workstation™, Cedara I-ReadMammo™, Cedara B-CAD™, Cedara PET/CT™, Cedara OrthoWorks ProPlanner™, Cedara OrthoWorks Spine Analyzer™, Cedara OrthoWorks Care Manager™, CalScore Review™, Colon Review™, Lung Review™, 3D/4D Review™, AccuStitch™, Cedara OpenEyes™, Cedara I-SoftView™, Cedara I-Report™, Cedara I-Report CT™, Cedara I-Read™, Cedara I-View™, Cedara I-Acquire™, Cedara I-Route™, Cedara I-Reach™, Cedara I-Store™, Cedara I-Conference™, ExamWorks™, ExamWorks+™, Cedara I-Response™ and aXigate™. We believe that, in the age of rapidly changing technology, our continued success primarily depends upon the technical competence and creative skill of our personnel, in addition to our patents, copyrights and other proprietary rights.

Medical, Regulatory and Government Standards and Reforms

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the U. S. healthcare system have been, and will continue to be, considered by Congress. We believe we have positioned ourselves to assist our customers in the utilization, implementation, and adherence to most major radiology standards and regulations. We cannot, however, predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, our financial condition and our results of operations. See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a description of various industry and regulatory risks.

The following are examples of some of the issues, standards and regulations that we monitor and prepare ourselves to address to protect our enterprise and that of our customers:

•       Changes in Medicare and private insurance reimbursement rates may affect the financial health of our customers’ businesses. For example, on February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (“DRA”). Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (“HOPPS”) schedule. See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of the risks and effects of the DRA.

•       The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated the use of standard transactions and identifiers, proscribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance dates for initial stages of the requirements phase began on April 14, 2003. We have taken necessary measures to assist our customers to meet HIPAA compliance.

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

•       International sales of products outside of the U.S. are subject to foreign regulatory requirements (in particular, the requirements of the European Union, where most of our international sales are made), that can vary from country to country.

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

Other Information

Our website address is www.mergehealthcare.com. We make available within the “Investor Relations” portion of our website under the caption “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1 800 SEC 0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with SEC.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our Common Stock and otherwise seriously harm our business—As discussed in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, our management has concluded that our disclosure controls and procedures were not effective and our internal control over financial reporting had material weaknesses as of December 31, 2006. Although we have taken actions to remediate the material weaknesses, our inability to remedy all such material weaknesses promptly and effectively could have a material adverse effect on the accuracy and completeness of our financial statements, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner and could also have a material adverse effect on our business relationships and our reputation. Moreover, our remediation efforts have required, and may continue to require, the commitment of significant financial and managerial resources. Prior to the remediation of these material weaknesses, there remains the risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations, delays in timely filing of our financial statements and require restatement of our financial statements. If we are unable, or are perceived as unable, to produce reliable financial reports due to disclosure control or internal control deficiencies, investors could lose confidence in our reported financial information and our operating results and the market price of our Common Stock could be adversely affected. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements or to provide reasonable assurance that our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and fairly present our operating results and financial condition.

The actual costs and savings associated with our reorganization and rightsizing initiatives may differ materially from amounts we estimate—In November 2006, we commenced various reorganization and rightsizing initiatives intended to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base. These initiatives included consolidating many aspects of our operations, including centralizing the leadership of our worldwide software development activities under one person, hiring a Senior Vice President of worldwide product management, closing offices in San

Francisco, California and Tokyo, Japan, downsizing our operations in Burlington, Massachusetts, Cleveland, Ohio and Mississauga, Ontario and shifting to a blended onshore-offshore delivery model by establishing a global software engineering and customer support center in Pune, India.

We cannot provide assurance that we will be able to successfully implement these restructuring and rightsizing initiatives or the transition to a blended onshore-offshore global delivery model, or that such actions will produce the anticipated cost savings. Even if we are successful in our cost reduction initiatives, we may face other risks associated with these plans, including delayed product releases or decreased customer satisfaction, which in turn could lead to decreased revenues and profitability.

We intend to rapidly grow our India operations, which are subject to regulatory, economic and political uncertainties—We intend to continue to develop and expand our offshore operations in India through outsoucing partnerships and increasing numbers of our own personnel. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase. With the exception of a few employees, we have limited experience in building and operating offshore development and support operations. We may therefore have difficulty managing our employees and our service vendor’s employees in our Indian operations and maintaining uniform standards for our product engineering and customer service as well as other policies and procedures across our locations. Our inability to properly manage and integrate our Indian operation into the rest of the company could materially affect our financial results.

India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India-Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat or use of weapons of mass destruction, our operations could be materially adversely affected. In addition, U.S. companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities, even where India is not involved, because of more generalized concerns about relying on a service provider utilizing international resources.

In the past, the Indian economy has experienced many of the problems confronting the economies of developing countries, including high inflation, erratic gross domestic product growth and shortages of foreign exchange. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have a material adverse effect on private sector entities, including us.

Anti-outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers and develop products—The issue of outsourcing of services abroad by U.S. companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures. While no substantive anti-outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If new measures are introduced that impact the private sector, such as tax disincentives or intellectual property transfer restrictions, our financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.

Our recent headcount reductions have placed additional strain on our resources, may impair our operations and may adversely impact our ability to attract and retain qualified technical, managerial and sales personnel—In connection with our efforts to streamline our operations, reduce costs and bring our staffing and cost structure in line with our revenue base, we restructured our organization and reduced our workforce by approximately 150 employees (including consultants and temporary workforce), or approximately 28% of our workforce, in the fourth quarter of 2006. Offsetting this reduction, we have moved approximately 100 of these positions to our offshore software engineering and customer support center in Pune, India and intend to increase this number to 200 or more positions during 2007. Further reductions and possible offshore increases could occur if we are unable to grow our revenues. There have been and may continue to be substantial severance and other employee-related costs associated with the workforce reduction and our restructuring plan may yield unanticipated consequences, such as attrition beyond the planned reduction. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to others in our Indian or domestic operations. In that case, the absence of such employees creates significant operational difficulties. Further, the reduction in workforce may reduce employee morale, may create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

Changes in the healthcare industry, including the changes to reimbursement schedules under the Deficit Reduction Act of 2005, could negatively impact our business—The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the U.S. healthcare system and to change healthcare financing and reimbursement systems. In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall federal reimbursement rates for physician and outpatient services, including diagnostic imaging services. On February 8, 2006, the President signed the DRA into law. Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital-based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the HOPPS schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (“CMS”). Effective January 1, 2007, CMS is paying 100% of the technical component of the higher-priced imaging procedure and 75% for the technical component of each additional procedure for imaging procedures within a family of codes involving contiguous body parts when the multiple procedures are performed in the same session.

A significant portion of our net sales are derived directly or indirectly from sales to end-users, including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs (principally, Medicare and Medicaid). We believe that the implementation of the reimbursement reductions contained in the DRA will adversely impact our end-user customers’ revenues per examination, which may cause some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.

Our operating results may be impacted by actions related to the implementation of a new information technology (or accounting) system—We are in the process of implementing certain financial modules of an enterprise resource planning system. Our implementation process will include the migration of data and users from multiple legacy systems to a common platform. If we were to suffer any significant problems related to this system implementation, our ability to fulfill and ship end-user customer orders might be hindered or stopped and our ability to access and report financial information in a timely manner might be impaired. Because of the complexity of this initiative, we are subject to the risks that (1) we may be unable to complete the implementation in accordance with our timeline and incur additional costs, (2) the implementation could result in operating inefficiencies which could impact operating results, and (3) the implementation could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.

Litigation or regulatory actions could adversely affect our financial condition—We and certain of our former officers are defendants in several lawsuits relating to our accounting and financial disclosure. These lawsuits and other legal matters in which we have become involved are described in Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. These lawsuits present material and significant risks to us. We are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages in the event plaintiffs in these or other potential matters relating to the same events prevail under one or more of their claims.

The Midwest Office of the SEC has notified us that we are the subject of an informal, non-public inquiry. We are cooperating with the SEC in response to its request for information. The inquiry generally concerns our financial statement restatements and the anonymous letters we have received regarding our accounting and financial disclosure. We cannot predict whether the SEC will expand the scope of its inquiry or obtain a formal order of investigation. These lawsuits and regulatory matters are having, and will continue to have, a disruptive effect upon the operations of the business, including the diversion of significant time and attention of our senior management, which adversely affected our results of operations for 2006 and may continue to adversely affect our results of operations in 2007. In addition, we have incurred and are likely to continue to incur substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors, as well as amounts paid to settle certain actions, including the $0.5 million we recently paid to Brian Pedlar, the former President of Cedara, in settlement of the action he brought against us.

Our ability to obtain directors’ and officers’ liability insurance in the future and to maintain coverage under existing policies may be adversely affected by the lawsuits and regulatory actions against us and certain of our executive officers—The Company has purchased directors’ and officers’ liability insurance that may provide coverage for some or all of the matters described immediately above. However, the facts alleged in the lawsuits and the regulatory actions described above may make directors’ and officers’ liability insurance extremely expensive or unavailable for us now or in the future and may also jeopardize existing coverage. Certain of the D&O insurers have indicated they may seek to rescind the existing policies. If such insurance policies were rescinded, our results of operations and liquidity may be significantly impaired. Further, the insurers may take the position that some or all of the claims will not be covered by such policies. Moreover, even if there is full coverage, there is a chance that our ultimate liability will exceed the available insurance limits. Future D&O insurance coverage may entail increased premiums which could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by directors’ and officers’ liability insurance.

The turnover in our management team could negatively impact our business and the trading price of our Common Stock—As previously disclosed, in 2006 we lost the services of most of our senior executive officers, including our Chief Executive Officer, our founder and interim Chief Executive Officer, our Chief Financial Officer, our Senior Vice President, Strategic Business Development and two of our business unit presidents. In addition, several other members of our senior management team have assumed new roles in our organization. With the departures, we lost persons with a significant amount of experience and knowledge about our business, and industry, and who maintained strong relationships with our customers, suppliers and employees. Further, we believe that our management turnover and the uncertainty it has generated has adversely affected our relationships with customers and employees and impaired our reputation in the marketplace. Kenneth D. Rardin, our President and Chief Executive Officer, and
Steven R. Norton, our Executive Vice President and Chief Financial Officer, have only been with us for a short time (since September 2006 and January 2007, respectively) and each of them continues to learn our business. The new members of our management team, and the persons now serving in new positions, may need to devote a significant amount of time to learning about aspects of our business and our markets, which could limit their effectiveness in managing our business for a period of time. If our management team cannot effectively manage and operate our business, our net sales and profitability and the trading price of our Common Stock may be adversely affected.

Our performance and future success depends on our ability to attract, integrate and retain qualified technical, managerial and sales personnel—We are dependent, in part, upon the services of our senior executives, some of whom are new hires or have recently assumed new roles, and other key business and technical personnel. We do not currently maintain key-man life insurance on our senior executives. The loss of the services of any of our senior executives or key employees could have a material adverse effect on our business. Our commercial success will depend upon, among other things, the successful recruiting and retention of highly skilled technical, managerial and sales personnel with experience in business activities such as ours. Competition for the type of highly skilled individuals sought by us is intense. We may not be able to retain existing key employees or be able to find, attract and retain skilled personnel on acceptable terms.

Relationships with our customers, potential customers and suppliers have been adversely affected, and our competitors’ competitive position improved, by our restatement of our financial results, related litigation and regulatory proceedings and management turnover—Due to our restatement of our financial statements, related litigation and regulatory proceedings, uncertainty regarding changes in our senior management team, and the former threat of a potential NASDAQ delisting, our customers and potential customers, new or existing suppliers or others have had concerns that we have become unreliable in operating our business. As a result, we have experienced, and may continue to experience, a decrease in the number of new customers or reluctance on the part of existing customers to renew their contracts with us. In addition, we have experienced and may continue to experience, a loss of other important business relationships. As a result, our business has been materially harmed and our competitors’ competitive positions relative to us have been improved.

Our quarterly net sales may vary significantly—Our quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons, including, but not limited to, demand for our software solutions and services, our sales cycle, economic cycles, the level of reimbursements to our end-user customers from government sponsored healthcare programs (principally, Medicare and Medicaid), accounting policy changes mandated by regulating entities, and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our RIS, PACS or RIS/PACS solutions, a large percentage of our revenues are generated by sale and installation of systems sold directly to healthcare institutions. These sales may be subject to delays due to customers’ internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures, the deployment of new technologies and personnel resources. Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently, our earnings, since a significant percentage of our expenses are relatively fixed. Additionally, we sometimes depend, in part, upon large contracts with a small number of OEMs to meet our sales goals in any particular quarter. For example, one customer accounted for approximately 37% of our total net sales for the three months ended September 30, 2005, and during the three months ended December 31, 2005, another single customer accounted for approximately 27% of our total net sales. Delays in the expected sale or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings, particularly because a significant percentage of our expenses are fixed.

The length of our sales and implementation cycles may adversely affect our future operating results—We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify medical imaging management software, or modify or add business processes, are major decisions for our end-user target market. Furthermore, our software generally requires significant capital expenditures by our customers, especially OEMs. The sales cycle for our software ranges from six to 18 months or more from initial contact to contract execution. Our end-user implementation cycle has generally ranged from three to nine months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures. Additionally, any decision by our customers to delay or cancel purchases or the implementation of our software may adversely affect our net sales.

We face aggressive competition in many areas of our business, and our business will be harmed if we fail to compete effectively—The market for medical imaging solutions is highly competitive and subject to rapid technological change. We may be unable to maintain our competitive position against our current and potential competitors. Many of our current and potential competitors have greater financial, technical, product development, marketing and other resources than we have, and we may not be able to compete effectively with them. In addition, new competitors may emerge and our system and software solution offerings may be threatened by new technologies or market trends that reduce the value of our solutions. Further, our recent challenges may have weakened our competitive position.

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

Our proprietary technology may be subjected to infringement claims or may be infringed upon which could result in additional costs or lost sales—Our success depends, in part, on our ability, and the ability of our licensors, to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights to a number of U.S. patents and have a number of outstanding patent applications. We may not, however, be able to obtain additional licenses to patents of others or be able to develop additional patentable technology of our own. Any patents issued to us may not provide us with competitive advantages, or the patents or proprietary rights of others may have an adverse effect on our ability to do business. Others may independently develop similar products or design around such patents or proprietary rights owned by or licensed to us. Any patent obtained or licensed by us may not be held to be valid and enforceable if challenged by another party. We also have operations in China and India, whose laws do not protect intellectual property rights to the same extent as those in the United States. Accordingly, our efforts to protect our intellectual property in such countries may be inadequate.

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

We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our solutions. Such methods may not afford sufficient protection to us, and we may not be able to adequately protect our trade secrets or ensure that other companies would not acquire information that we consider proprietary.

We depend on licenses from third parties for rights to some technology we use, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer—For some of the technology used in our software, we depend upon licenses from a number of third party vendors. These licenses are provided to us under contracts that typically expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the terms of the contract and fail to cure the breach within a specified period of time. We may not be able to continue using the technology made available to us under these contracts on commercially reasonable terms or at all. As a result, we may have to discontinue, delay or reduce software shipments until we obtain equivalent technology, which could hurt our business. Most of our third party licenses are nonexclusive. Our competitors may obtain the right to use any of the technology covered by these licenses and use the technology to compete directly with us. In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to the Microsoft Windows/Intel platform on which most of our products operate, we may not be able to modify or adapt our own software.

We are subject to government regulation, changes to which could negatively impact our business—We are subject to regulation in the U.S. by the United States FDA, including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities. We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (the “Act”), regulations promulgated under such act, and any other applicable regulatory requirements. For example, the FDA has increased its focus on regulating computer software intended for the use in a healthcare setting. If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities. Complying with these regulations could be time consuming and expensive, and may include:

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

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us—Federal regulations under HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non-compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA regulations proscribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services adhere to HIPAA regulations. Any failure or perception of failure of our software or services to meet HIPAA regulations could adversely affect demand for our software and services and force us to potentially expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients. States and foreign jurisdictions in which our clients or we operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy regulations. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand IT solutions and services that are adaptable to reflect different and changing regulatory requirements, which could increase our development costs. In the future, federal, state or foreign governmental authorities may impose new data security regulations or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business; however, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.

The complexity presented by international operations could negatively affect our business—Net sales from customers outside of the U.S., which we classify as international net sales, account for a material portion of our revenues. Net sales from our international customers accounted for approximately 18% of our total net sales for the year ended December 31, 2006, 40% of our total net sales for the year ended December 31, 2005, and 32% of total net sales for the year ended December 31, 2004. While we plan to continue expanding our presence in international markets, our international operations may not produce sufficient international sales and our overseas development efforts may not generate saleable products. Our international operations also present a number of other risks, including the following:

•       the need to conform with local business and market norms;

•       difficulties managing and integrating new international facilities;

•       greater difficulty in collecting accounts receivable and longer collection periods;

•       potentially unfavorable economic conditions outside of the U.S.;

•       changes in local currencies may impact the attractiveness of our product competitiveness as we invoice most of our net sales in U.S. Dollars;

•       certification requirements;

•       lack of, or limited protection of intellectual property rights in some countries;

•       potentially adverse tax consequences;

•       wage pressures, particularly in India, where wages are generally rising at a faster rate than in the United States;

•       political instability;

•       trade protection measures and other regulatory requirements;

•       service provider and government spending patterns;

•       potential adverse impact on the demand for products and services of U.S.-based businesses due to perceptions regarding U.S. foreign policy;

•       natural disasters, war or terrorist acts;

•       ineffective strategic relationships with international partners; and

•       political conditions which may threaten the safety of our employees or the employees of our customers or our continued presence in foreign countries, particularly civil unrest and hostilities among neighboring countries in South Asia, including India and Pakistan.

Furthermore, our entry into additional international markets requires significant management attention and financial resources, which could lessen our ability to manage our existing business effectively.

We provide our customers with certain warranties which could result in higher costs than we anticipate—Software products as complex as those offered by us and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or “bugs,” especially early in their product life cycle. Our products include clinical information systems used in patient care settings where a low tolerance for bugs exists. Testing of products is difficult due to the wide range of environments in which systems are installed. The discovery of defects or errors in our software products may cause delays in product delivery, poor client references, payment disputes, contract cancellations, or additional expenses and payments to rectify problems. Any of those factors may result in delayed acceptance of, or the return of, our software products.

We may be unable to successfully integrate acquisitions, which could negatively impact our results—We have experienced significant challenges integrating our recent acquisitions. In particular, we have struggled to realize synergistic benefits, primarily within our product sales and service groups, following our June 1, 2005, business combination with Cedara Software Corp. We may continue to acquire or make investments in complementary businesses, products or technologies. The process of integrating any acquired business, product or technology into our business and operations may result in unforeseen operating difficulties and expenditures. Any acquisition may involve a number of risks, including:

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

•       difficulty in successfully implementing acquired operations, IT systems, customers, supplier and partner relationships, products and business with our operations;

•       acquired assets becoming impaired as a result of technical advancements or worse than expected performance by the acquired company;

•       entering markets in which we have no, or limited, prior experience; and

•       potential loss of our key employees and those of the acquired company.

In addition, in connection with any business combinations, acquisitions or investments we could:

•       issue stock that would dilute existing shareholders’ percentage of ownership;

•       incur debt and assume liabilities, perhaps on terms that prove unfavorable to us or our security holders;

•       incur significant expenditures related to office closures of the acquired companies, including costs relating to termination of employees and leasehold improvement charges relating to vacating the acquired companies’ or our premises; or

•       use cash that would otherwise be available to fund operations or to use for other purposes.

Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates—Many of our software solutions provide data for use by healthcare providers in clinical decision making and creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could be exposed to claims of liability by customers, clinicians or patients against us relating to the use of our software solutions. The assertion of such claims, whether or not valid, and ensuing litigation, regardless of its outcome, could result in substantial cost to us, divert management’s attention from our operations and decrease market acceptance of our software. The allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients, or may not otherwise protect us from liability for damages. Although we maintain product liability insurance coverage, our coverage may not cover a particular claim that may be brought in the future, may prove to be inadequate or may not be available in the future on acceptable terms, if at all. A successful claim brought against us, which is uninsured or underinsured, could materially harm our business, results of operations or financial condition.

We may not be able to generate sufficient cash from our operations to meet our future operating, financing and capital requirements—At December 31, 2006, our cash and cash equivalents were approximately $45.9 million. Our uses of cash in the future will depend on a variety of factors, such as our results of operations, the amounts we are required to devote to defend and address our outstanding legal and regulatory proceedings (see Item 3, “Legal Proceedings” of this Annual Report on Form 10-K) and our capital expenditure plans. If we are unable to generate sufficient cash from our operations to meet our short-term or long-term liquidity needs, we may need to raise additional capital. To raise such additional capital, we may sell equity or raise debt from third-party sources. The sale of additional equity or convertible debt securities could result in dilution to current shareholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. Furthermore, these financing alternatives may not be available in amounts or on terms acceptable to us or our security holders.

We maintain substantial deposits of cash and cash equivalents at a limited number of financial institutions in excess of amounts covered by insurance. If one or more of these financial institutions fail, our financial condition may be adversely affected—Substantially all of our cash and cash equivalents are held at a few financial institutions located in the U.S., Canada and the Netherlands. Deposits held with these banks exceed the amount of insurance, if any, provided on such deposits and, with respect to one such banking institution, we are the largest depositor. If one or more of these financial institutions were to fail and we were unable to timely recover the cash and cash equivalents deposited at such institution, it could adversely affect our financial condition.

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

The trading price of our Common Stock has been volatile and may fluctuate substantially in the future—The price of our Common Stock has been, and is likely to continue to be, volatile. For example, the closing price of our Common Stock from January 1, 2006 through March 2, 2007 was as high as $27.36 and as low as $4.75. The trading price of our Common Stock may continue to fluctuate widely as a result of a number of factors, some of which are not in our control, including:

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

Anti-takeover provisions in our governing documents and under Wisconsin law and our shareholders’ rights plan could make an acquisition of us, which may be beneficial to our shareholders, more difficult—Our Articles of Incorporation and our Amended and Restated Bylaws contain provisions that may delay, defer, or inhibit a future acquisition of us not approved by our Board of Directors. These provisions would likely encourage any person interested in acquiring us to negotiate with, and obtain the approval of, our Board of Directors in connection with the transaction. Our Articles of Incorporation authorize our Board of Directors to issue shares of preferred stock in one or more series with such dividend rights, dividend rate, conversion, voting, and other rights, preferences, privileges, and restrictions as the Board determines, without any further vote or action by our shareholders. Pursuant to these provisions, in September 2006, we implemented a shareholders’ rights plan, also commonly called a “poison pill,” that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our Board of Directors. A description of the terms of our shareholder rights plan is set forth in our Current Report on Form 8-K, filed with the SEC on September 6, 2006. The rights of the holders of our Common Stock will be subject to, and may be harmed by, the rights of the holders of the preferred share purchase rights and any preferred stock that may be issued in the future. We are also subject to the provisions of Wisconsin law that could have the effect of delaying, deferring, or preventing a change of control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. These and other impediments to a third-party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our Common Stock.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

Our principal facilities are located in Milwaukee, Wisconsin in an approximately 36,000 square foot office leased through April 2011 at a rate of approximately $0.4 million per year, and in Mississauga, Ontario in an approximately 75,000 square foot office leased through December 31, 2009, at a rate of approximately $0.9 million per year. We also have subsidiary or branch locations with leased facilities in Hudson, Ohio; Burlington, Massachusetts; Nuenen, the Netherlands; Paris, France and Shanghai, China.

We actively monitor our real estate needs in light of our current utilization and projected growth. We believe that we can acquire any necessary additional facility capacity on reasonably acceptable terms within a relatively short timeframe. We devote capital resources to facility improvements and expansions as we deem necessary to promote growth and most effectively serve our customers.

Item 3.                        LEGAL PROCEEDINGS

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. Defendants in the suit include us, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer; one of the suits also names Brian E. Pedlar, former President of Cedara Software Corp. and our former Senior Vice President, who served as our interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. One case has been voluntarily dismissed. The cases arise out of our March 17, 2006 announcement that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaints seek damages in unspecified amounts. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. Pursuant to court order, the lead plaintiff is currently required to file its Amended Complaint on or before March 19, 2007. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint when filed.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden, Mortimore and Veech, and all of the then-current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements and also allege that we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee has full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. Pursuant to stipulations among the parties and order of the court, the plaintiff has dismissed the claim seeking to require us to hold an annual meeting of shareholders, and the defendants’ deadline to move, answer or otherwise respond to the remainder of operative complaint has been extended to April 16, 2007.

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

We and our Cedara subsidiary were formerly defendants in an action commenced by Brian Pedlar. Mr. Pedlar was formerly the President of Cedara (since the closing of our merger with Cedara) and served, from July 2, 2006, until his departure on August 18, 2006, as co-CEO and co-President of Merge Healthcare. In September 2006, Mr. Pedlar filed suit in Ontario, Canada, against us and Cedara, claiming that he had been constructively discharged from his positions, and that we had defamed him in describing his departure in public releases and filings with the SEC. Without admitting any of the allegations of his complaint, on February 22, 2007, we agreed with Mr. Pedlar to settle this suit. Pursuant to the settlement, we agreed to pay Mr. Pedlar approximately $500,000 (less required tax withholding) and also agreed to pay approximately $80,000 to Mr. Pedlar’s counsel in payment of his attorneys fees and expenses in his employment proceedings. The settlement also included customary provisions addressing non-disparagement, confidentiality, mutual releases and dismissal of the legal action.

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

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on December 18 and 28, 2006 (the “Annual Meeting”). Our shareholders voted as follows to elect the following eleven (11) individuals to serve as Directors until the next annual meeting of the shareholders or otherwise as provided in our Bylaws:

	Votes For	Votes Against or Withheld	Result
Elect Robert A. Barish, M. D. to serve as Director	12,518,269	4,475,737	Elected
Elect Dennis Brown to serve as Director	12,706,305	4,287,701	Elected
Elect Michael D. Dunham to serve as Director	13,369,802	3,624,204	Elected
Elect Robert T. Geras to serve as Director	13,333,430	3,660,576	Elected
Elect Anna Marie Hajek to serve as Director	12,514,552	4,479,454	Elected
Elect R. Ian Lennox to serve as Director	12,909,124	4,084,882	Elected
Elect Kevin E. Moley to serve as Director	14,033,653	2,960,353	Elected
Elect Ramamritham Ramkumar to serve as Director	13,209,695	3,784,311	Elected
Elect Kenneth D. Rardin to serve as Director	14,034,747	2,959,259	Elected
Elect Kevin G. Quinn to serve as Director	14,035,293	2,958,713	Elected
Elect Richard A. Reck to serve as Director	12,870,993	4,123,013	Elected

No other business was brought before the Annual Meeting.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ National Market (now designated the NASDAQ Global Market) (in both cases, the “NASDAQ”).

The following table sets forth for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ:

Common Stock Market Prices

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2006
High	$8.14	$8.17	$16.06	$27.36
Low	$5.72	$6.43	$11.31	$15.01
2005
High	$30.05	$20.49	$20.00	$22.90
Low	$16.29	$16.50	$14.90	$17.05

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 254 shareholders of record of Common Stock as of March 2, 2007. As of the same date, we estimate that there were in excess of 11,600 beneficial holders of our Common Stock.

Dividend Policy

We have not paid any cash dividends on our Common Stock since formation. We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any shares of our Common Stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fourth quarter of 2006.

On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20 million of our Common Stock over a two-year period. As of December 31, 2006, we had not made any repurchases under this plan. This repurchase program replaces a previous plan that expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased.

Item 6.                        SELECTED FINANCIAL DATA

The following selected historical financial data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005(1)	2004	2003	2002
	(in thousands, except for share and per share data)
Statements of Operations Data:
Net sales	$75,042	$82,601	$26,347	$24,560	$19,147
Operating income (loss)(2)(3)	(258,612)	4,526	499	3,310	2,782
Income (loss) before income taxes	(255,998)	5,232	968	3,208	2,846
Income tax expense (benefit)	2,460	7,889	(1,222)	(1,226)	79
Net income (loss)	(258,458)	(2,657)	2,190	4,434	2,767
Earnings (loss) per share:
Basic	$(7.67)	$(0.11)	$0.17	$0.38	$0.29
Diluted	(7.67)	(0.11)	0.16	0.35	0.25
Weighted average shares outstanding:
Basic	33,701,735	24,696,762	13,013,927	11,566,054	8,840,059
Diluted	33,701,735	24,696,762	13,827,522	12,586,900	10,383,651

	As of December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital	$28,870	$57,336	$22,785	$18,187	$7,010
Total assets	234,663	501,673	85,491	66,085	27,481
Long-term debt obligations	—	—	—	—	—
Shareholders’ equity	191,695	443,841	55,623	50,856	20,821

(1)          Includes the results of Cedara Software Corp. from June 1, 2005, the date of our business combination.

(2)          For the years ended December 31, 2005 and 2002, we incurred a charge for acquired in-process research and development of $13.0 million and $0.1 million, respectively.

(3)          For the year ended December 31, 2006, we incurred charges of $221.4 million related to the impairment of goodwill and $6.7 million related to the impairment of tradenames. In addition, for the years ended December 31, 2006 and 2005, we incurred restructuring charges of $2.7 million and $0.5 million, respectively.

Item 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

Operating under the name Merge Healthcare, we develop medical imaging and information management software and deliver related services. Late in 2006, we reorganized our business to better reflect emerging market needs.  We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our OEM business unit, which primarily sells to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the increasing costs of delivering healthcare services. In the U.S., we are focusing our direct sales efforts on single and multi-site imaging centers that complete more than 10,000 studies per year, small-to-medium sized hospitals (fewer than 400 beds), and certain specialty clinics like orthopedic practices that offer imaging services. Millennium Research Group, an international market research firm, reported that, in 2005, the U.S. market for RIS and PACS, consisting of RIS and enterprise, radiology, orthopedic and cardiology PACS, was valued at over $1.5 billion; that by 2010 this market will grow to over $3.0 billion, representing a compound annual growth rate of nearly 15%; and that growth for the RIS market is primarily driven by imaging centers and small hospitals, particularly those that do not already have a PACS or RIS and elect for an integrated RIS/PACS solution.

We have aggressively expanded our product offerings through our acquisitions of eFilm in 2002, RIS Logic in 2003 and AccuImage in January 2005 and our business combination with Cedara Software Corp. in June 2005.

Recent Developments

Late in 2006, we commenced a rightsizing and reorganization initiative designed to reduce costs in our global development, delivery and support model through expanding our investment in onshore-offshore initiatives; to expand our direct sales presence in North America and Europe; to eliminate redundancies within our consolidated organization from not having benefited from the economies of scale and synergies that should have resulted from our business combination with Cedara Software; to better align our cost structure with our revenue-generating strategies; and to reduce time-to-market for new products and ultimately lower costs for our clients. In addition, we announced several changes to our senior management team.

The following are some of the key details of the initiative:

•       Reduction of approximately 150 jobs (including consultants and temporary workforce), or 28% of the then-current workforce, with plans to add more than 200 technical personnel offshore in our Pune, India software engineering and customer support center by the end of 2007.

•       Strategic transition to a blended onshore-offshore global delivery model to improve quality and customer satisfaction, to decrease costs, to increase capacity, and to improve delivery and customer support. At December 31, 2006, we had approximately 100 persons employed by our partner in India, dedicated to this effort.

•       Operational consolidation of the Merge Healthcare and Cedara Software organizations, encompassing most administrative functions, as well as software engineering and product management.

•       Formation of Cedara Software Services (India) Pvt. Ltd. for the purpose of expanding our capacity for performing custom engineering services on behalf of our OEM customers, led by Managing Director Avinash Agrawal.

•       Closing of offices in San Francisco, CA, and Tokyo, Japan, and downsizing operations in Burlington, MA, Cleveland, OH and Mississauga, Ontario.

•       Formation of three business units:

•        Merge Healthcare North America (formerly Merge eMed, U.S. and Canada direct market), led by recently hired President Gary Bowers, former Senior Vice President, Strategic Business Initiatives at Merge Healthcare.

•        Cedara Software (Global OEM market), led by President Loris Sartor, former Vice President of Sales at Cedara.

•        Merge Healthcare EMEA (Europe, Middle East, and Africa direct market), led by President Jacques Cornet, former Vice President of Marketing and Business Development at Cedara Software.

•       Consolidation of two existing engineering groups into a single consolidated organization. Peter Bascom, former Vice President of Engineering for Cedara Software, was promoted to Senior Vice President of Engineering for Merge Healthcare.

•       Promotion of Tim Kulbago, former Chief Technical Officer of Merge eMed, to Chief Technical Officer and Chief Strategy Officer for Merge Healthcare with responsibility for strategic business initiatives, including merger and acquisition activities.

•       Consolidation of two existing product management groups into one consolidated organization. Recently-hired Senior Clinical Consultant, Cory Hall, was promoted to Senior Vice President of Product Management for Merge Healthcare.

We also entered into several strategic partnerships and ventures in new markets during 2006. In addition, we:

•       Announced an agreement with Medavis GmbH to distribute their Radiology Information System in conjunction with our FUSION PACS offering to selected European markets.

•       Entered into a strategic relationship with Foresight Imaging to deliver the next generation “Merge Box” to the market.

•       Entered into a partnership with CPAGE, a French public information technology group, to deliver EPR functionality to the French hospital market based on our aXigate technology.

In 2006, we continued to enhance our product portfolios with the release of Matrix 2.1, RIS 3.1, Efilm 2.1, PET/CT 1.3, a beta version of ProPlanner (orthopedic workstation), the next generation ExamWorks, MergeMammo and Softview 6.2. In addition, a Spanish version of eFilm was developed for eCommerce and a veterinary-specific version of eFilm was released. This year also saw the introduction of a .NET version of the industry standard MergeCOM3 DICOM toolkit and a 64 bit version of OpenEyes.

Innovation also continued in 2006 with a focus on developing technology to enable the automation of clinical workflow wherever possible. Our goal is ultimately to reduce user interaction, and enhance their experience by having our software make intelligent choices based on the image content, thereby allowing the user to focus on solving the clinical issue at hand. The need for these tools has become even more acute in light of the trend towards increased dataset sizes in medical imaging. Specifically we:

•       Developed the Cedara Clinical Control Center (“C4”) to enable us and our partners to easily integrate clinical applications into existing products. A prototype of C4 was shown at RSNA and was initially released as part of I-Softview 6.2.

•       Developed a number of novel oncology prototypes to handle prostate and tumor segmentation. The tumor segmentation algorithms were added to Cedara’s oncology workstation I-Response that will be released in 2007.

•       Created an automatic mammography skin line detection algorithm that will be used in the I-ReadMammo product to be released in 2007. This algorithm enables the automation of the comparison of prior images and automatically maximizing the displayable area.

•       Developed an automatic module to stitch overlapping X-Ray images for orthopedics. In addition, we worked to enhance the autotemplating functionality to improve accuracy and performance while adding support for the coverage of full-hip images.

•       Developed a complete X-Ray Pipeline solution that implements shutter detection, image enhancement (“CIE”) and the setting of the optimal window width and level.

•       Developed a novel graphical processing unit (“GPU”)-based image enhancement filter for use on ultrasound and angiography datasets.

Our North American business held its third annual users’ group meeting in Boston on May 7-9, 2006. More than 150 customers spent time sharing their business challenges, discussing product features and sharing best-practices. Our customers continued to re-iterate how vital the Merge Healthcare solutions are in improving their business.

We continue to face challenges including the informal, non-public inquiry being conducted by the SEC and class action and other lawsuits. In addition, we have had significant changes in our senior management team during 2006, including the resignations of our former CEO, Rich Linden, our former CFO, Scott Veech, our founder and former Chief Strategist, William C. Mortimore, our former President of Cedara, Brian Pedlar, our former President of Merge Healthcare North America, Robert White, our former Senior Vice President of Strategic Business Development, David Noshay, and several others as well. We believe that these matters have caused confusion internally and adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge Healthcare and Cedara. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. These challenges led to significant attrition at both Merge Healthcare and Cedara during the latter half of 2005 and also in 2006. In late 2006, we hired Ken Rardin as our new Chief Executive Officer and in January of 2007, we hired Steve Norton as our Executive Vice President and Chief Financial Officer. We anticipate that these and other significant changes made during the latter half of 2006, as discussed under our rightsizing and reorganization initiative above, will have significant positive effects for us going forward. However, we believe that it will take time for these initiatives and hirings to have an impact on our net sales and operating income. See Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K for more detailed discussion regarding these matters.

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of software and other sales, net of estimated product returns, and professional services and maintenance. Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers. Professional services and maintenance consists of installation and engineering services, training, consulting, and software maintenance and support.

Cost of Sales

Cost of sales consists of purchased components, third-party royalties, costs to service and support our customers, and amortization of purchased and developed software. The cost of software and other includes purchased components and third-party royalties included in software and hardware sales to our customers. The cost of services and maintenance includes headcount and related costs incurred in our performance of installation and engineering services, training, consulting, and software maintenance and support. Purchased and developed software is amortized over its estimated useful life. Each quarter we test our purchased and developed software for impairment by comparing its fair value (estimated using future cash flows) to the carrying value of the software. If the carrying value of the software exceeds its fair value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated future cash flows.

Sales and Marketing Expense

Sales and marketing expense includes the costs of our sales and marketing departments, commissions and costs associated with trade shows.

Research and Development Expense

Research and development expense consists of expenses incurred for the development of our proprietary technologies, included in Item 1, “Business” in this Annual Report on Form 10-K. The costs reflected in this category are reduced by software development costs capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The amortization of capitalized software development costs is included in cost of sales.

General and Administrative Expense

General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expense, legal fees and general corporate matters.

Acquired In-Process Research and Development

In connection with our business combination with Cedara Software Corp. in 2005, we incurred a charge for acquired in-process research and development.

The value we assigned to acquired in-process technology was determined by identifying the acquired specific in-process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. At the date of the business combination, Cedara Software Corp. had in-process projects meeting this definition associated with the Cedara next-generation PACS workstation, OEM imaging platforms and image acquisition console projects.

Goodwill Impairment, Restructuring and Other Expenses

Goodwill impairment, restructuring and other expenses consist of impairment of goodwill and tradenames (see Note 3 of the notes to consolidated financial statements included herein), severance to involuntarily terminated employees and impairment of non-cancelable building leases associated with restructuring activities.

Depreciation and Amortization

Depreciation and amortization is assessed on capital equipment, leasehold improvements and intangible assets with estimable useful lives. The amortization of capitalized software and acquired technology, which is a component of cost of sales, is excluded.

Other Income, Expense

Other income, expense is comprised of interest income earned on cash and cash equivalent balances, interest expense incurred from borrowings and foreign exchange gains or losses on foreign currency payables for Cedara Software and on foreign currency payables and receivables at our Nuenen, Netherlands branch.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies.

Revenue Recognition

We derive revenues primarily from the licensing of software, sales of hardware and related ancillary products, installation, engineering services, training, consulting, and software maintenance and support. Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts. These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, or Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and if so, the relative fair value that should be allocated to each of the elements as well as when to recognize revenue for each element.

For software arrangements, we recognize revenue in accordance with SOP No. 97-2. This generally requires revenue recognized on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, to be allocated to each element based on the vendor-specific objective evidence (“VSOE”) of fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”). Under the residual method, revenue is recognized in a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. For sales transactions where the software is incidental, the only contract deliverable is custom engineering or installation services, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00-21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

We allocate revenue to each undelivered element in a multiple-element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the related maintenance period.

Revenue from software licenses is recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract. In addition, in certain transactions we may negotiate that the customer provides common stock ownership in consideration as part of the sale. We generally do not request collateral from customers.

Revenue from software licenses sold through annual contracts that include software maintenance and support is deferred and recognized ratably over the contract period. Revenue from installation, engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of RIS and from RIS/PACS solutions, and other specific arrangements where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage-of-completion method, as prescribed by SOP No. 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project. Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method. At times, we have had difficulty accurately estimating the number of days required to complete the consulting and installation services and, accordingly, accurately estimating the percentages of completion.

Our OEM software products are typically fully functional upon delivery and do not require significant modification or alteration. Fees for services to OEM customers are billed separately from licenses of our software products. For sales transactions involving only the delivery of custom engineering services, we recognize revenue under proportional performance guidelines of SAB No. 104.

For certain contracts accounted for under SAB No. 104 and EITF No. 00-21, the arrangement dictates that we invoice the customer for 10% of the contract value of the products delivered upon completion of hardware installation and acceptance by the customer. As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.

Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential returns only.

Deferred revenue is comprised of deferrals for license fees, support and maintenance, and other services. Long-term deferred revenue as of December 31, 2006, represents license fees, support and maintenance, and other services to be earned or provided after January 1, 2008.

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

Software Capitalization

Software capitalization commences when we determine that projects have achieved technological feasibility, unless the costs expected to be incurred after achieving technological feasibility until general release are immaterial. Our determination that a project has achieved technological feasibility does not ensure that the project can be commercially salable. Amounts capitalized include direct labor and estimates of overhead attributable to the projects. The useful lives of capitalized software projects are assigned by management, based upon the expected life of the software. We also estimate the realizability of capitalized values based on projections of future net operating cash flows through the sale of products related to each capitalized project. If we determine in the future that the value of capitalized software cannot be recovered, a write down of the value of the capitalized software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a project is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write down of the value of the asset or a shorter amortization period may be required.

Other Long-Lived Assets

Other long-lived assets, including property and equipment, and other intangibles, are amortized over their expected lives, which are estimated by us. We also make estimates of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets recovery. If the actual useful life of a long-lived asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets or a shorter depreciation or amortization period may be required, generally determined by a discounted cash flow analysis.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows. Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates. In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount. See Note 3 in notes to consolidated financial statements for a discussion of the impairment of goodwill and tradenames in 2006 which were previously recorded at the time of our business combination with Cedara Software Corp.

Share-based Compensation Expense

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, to replace our previous method of accounting for share-based awards under APB Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in 2006. We are using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant utilizing certain assumptions including expected volatility, which we base on the historical volatility of our stock and other factors, and estimated option life, which represents the period of time the options granted are expected to be outstanding and is based, in part, on historical data. We also estimate employee terminations (option forfeiture rate) which is based, in part, on historical data. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that valuation allowance will be recorded as an adjustment to goodwill to the extent goodwill exists. Otherwise, such valuation allowance will be reflected in the Statement of Operations.

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for tax contingencies is provided for, when necessary, in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. These tax contingency accruals are reviewed quarterly and reversed upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in the tax contingency accrual. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

In the calculation of our quarterly provision for income taxes, we use an annual effective rate based on expected annual income and statutory tax rates. The tax (or benefit) applicable to significant unused or infrequently occurring items, discontinued operations or extraordinary items are separately recognized in the income tax provision in the quarter in which they occur.

Guarantees

In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), we recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, we have not recorded a liability relating to such provisions.

Under our Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products will operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices. Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made. However, we, Richard A. Linden, our former President and Chief Executive Officer and Scott T. Veech, our former Chief Financial Officer, are defendants in several lawsuits relating to our accounting and financial disclosure; one of these suits also names Brian E. Pedlar, former President of Cedara Software Corp. and former Senior Vice President of Merge Healthcare, who served as interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. These lawsuits and other legal matters in which we have become involved, including our receipt of a shareholder demand for derivative action, are described in Note 9 of notes to consolidated financial statements. We have accrued for indemnification costs as of December 31, 2006 for certain of these individuals for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.

Loss Contingencies

We have accrued for costs as of December 31, 2006 and may, in the future, accrue for costs associated with certain contingencies, including, but not limited to settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K for a discussion of matters for which we may be required, in the future, to accrue costs.

Recent Accounting Pronouncements

In June 2006, the FASB issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No.  06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. EITF

No. 06-3 will become effective during the first quarter of 2007. We do not expect EITF No. 06-3 to have a material impact on our financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement (“SAB No. 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB No. 108 applies to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157.

Results of Operations

(in thousands)

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The results of operations for the year ended December 31, 2005 include those of AccuImage for the period subsequent the acquisition date of January 28, 2005 and Cedara Software Corp. after the business combination on June 1, 2005. The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Twelve Months Ended
	December 31,
	2006	2005
Net sales	100%	100%
Cost of sales	39	31
Gross margin	61	69
Operating costs and expenses:
Sales and marketing	27	17
Product research and development	27	12
General and administrative	38	14
Acquired in-process research and development	—	16
Goodwill impairment, restructuring and other expenses	308	1
Depreciation and amortization	5	4
Total operating costs and expenses	405	64
Operating income (loss)	(344)	5
Total other income, net	3	1
Income (loss) before income taxes	(341)	6
Income tax expense	3	9
Net loss	(344)%	(3)%

Net Sales

The following table sets forth net sales component data for the twelve months ended December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005	% Change
Software and other	$40,635	$60,120	(32)%
As a percentage of total net sales	54%	73%
Services and maintenance	$34,407	$22,481	53%
As a percentage of total net sales	46%	27%
Total net sales	$75,042	$82,601	(9)%

We believe that the total net sales reflected in our statement of operations and the net change in the deferred revenue accounts (current and long-term) on our balance sheet could be useful indicators of the approximate value of new contracts during the period. Certain contracts, and portions of other contracts, may not be recorded as revenue or deferred revenue due to the timing in which we can invoice our customers, as well as revenue recognition guidelines, including, but not limited to, our determination of when contract collectibility is probable. The following table sets forth such data for the twelve months ended December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005
Net sales	$75,042	$82,601
Net increase (decrease) in deferred revenue	$(13,309)	$10,134

The above data indicate that we have experienced a significant decrease in the value of contracts for 2006 compared to 2005 due to the challenges facing our business as described below, especially when considering the fact that net sales for 2005 reflect net sales for Cedara Software Corp. for only a seven-month period following the business combination on June 1, 2005 compared to twelve months of net sales in 2006.

Software and other sales for 2006 were $40,635, a decrease of $19,485, or 32%, from net software and other sales of $60,120 for 2005. This decrease was primarily attributable to approximately $18,800 of net sales recognized from contracts with two international customers in 2005, compared to no such significant customer sales in 2006 and a significant decrease in new customer contracts signed during 2006, offset by $18,500 of revenue recognized in 2006 as a result of the factors below and the inclusion of sales to Cedara’s OEM and end-user customers for the entire twelve-month period in 2006. We believe the reduction in sales also resulted in part from a lack of clarity in the marketplace and in our sales channel regarding our integrated product strategy for direct sales following the business combination with Cedara Software Corp. In addition, as a result of the adverse business circumstances during 2006 following our delayed filings and delisting notification from NASDAQ (we regained compliance with the SEC rules and were notified of our continued listing by NASDAQ in September 2006), we believe that many prospective customers reacted by either deferring their buying decision to a later date or by excluding us as a potential vendor from their buying decisions during 2006. These circumstances contributed to the overall decrease in our net sales.

Net sales from services and maintenance for 2006 were $34,407, an increase of $11,926, or 53%, from 2005 net sales of $22,481. This increase in net sales from services and maintenance was primarily attributable to the factors discussed below, as well as to services performed in connection with Cedara OEM’s and end-user customers, which were included in sales for the entire twelve month period in 2006, offset by the factors resulting in decreased net sales indicated above.

Net sales in any period may be impacted by whether or not we have satisfied the applicable criteria for software revenue recognition and have established VSOE of fair value for any undelivered contract elements.

The following factors also affected our net sales results for 2006 and 2005:

•       We recognized net sales of approximately $16,300 for 2006, due to the ultimate delivery of certain software product functionality on certain customer contracts entered into in previous years. Net sales were reduced by approximately $1,800 for 2005 due to our delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected. We deferred such revenue until the delivery of the expected product functionality.

•       We recognized approximately $900 in net sales in 2006 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software, but which became reasonably assured in 2006. Net sales for 2005 were reduced by approximately $1,000 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•       We recognized approximately $300 in net sales in 2006 related to contracts under which we delivered certain software products remaining on prior orders for which partial shipment had previously occurred. Net sales in 2005 were reduced by approximately $300 due to contracts under which we did not deliver all of the contracted software products.

•       We recognized approximately $900 in net sales in 2006 due to ratable recognition of sales from prior periods related to customer contracts for which we did not have VSOE of fair value of maintenance. Net sales decreased in 2005 by approximately $900 related to contracts for sales that we did not have VSOE of fair value of maintenance.

•       We recognized approximately $100 in net sales in 2006 of previously deferred net sales upon delivery of promised additional software.

Cost of Sales

The following table sets forth cost of sales data for the periods indicated:

	December 31,
	2006	2005	% Change
Software and other	$9,611	$6,921	39%
Services and maintenance	14,464	11,106	30%
Amortization	5,532	7,740	(29)%
Total cost of sales	$29,607	$25,767	15%

The cost of software and other for 2006 was $9,611, an increase of $2,690, or 39%, from the cost of software and other for 2005 of $6,921. Approximately $2,589, or 96%, of this increase was attributable to costs that were associated with net sales recognized during 2006 which were previously deferred based on the factors described above. As a percentage of net software and other sales, the cost of software and other for 2006 was 24%, compared to 12% for 2005, as a result of the significant decrease in mix of software-only sales, such as the two significant customer sales in the twelve months ended December 31, 2005.

The cost of services and maintenance for 2006 was $14,464, an increase of $3,358, or 30%, from the cost of services and maintenance for 2005 of $11,106. This increase was primarily the result of the inclusion of costs associated with Cedara’s OEM and end-user customer professional services, custom engineering and maintenance and support departments for twelve months in 2006 compared to seven months in 2005.

As a percentage of net services and maintenance sales, the cost of services and maintenance for 2006 was 41%, compared to 49% for 2005. The costs to provide all services to our customers are recognized as a period cost. The relatively low cost of services and maintenance as a percentage of net services and maintenance sales for the twelve months ended December 31, 2006 was primarily attributable to our recognition of services revenue related to sales of certain software products upon ultimate delivery of specified software product functionality under certain customer contracts entered into in previous years (as described above in the Net Sales section), while the related costs, treated as a period expense, were recognized in prior years.

Amortization of purchased and developed software was $5,532 for 2006, a decrease of $2,208, or 29%, from amortization of $7,740 for 2005. This decrease was attributable to the impairment charge of $3,547 for 2005 related to prior purchased technology and capitalized software development projects (due to overlapping technologies) as compared with the impairment charge of $982 for 2006 (as we no longer anticipate future sales of such products), offset by amortization of purchased software associated with the business combination with Cedara Software Corp. for the entire period in 2006. As a percentage of total net sales, amortization of purchased and developed software decreased to 7% in 2006 from 9% in 2005.

Gross Margin

Gross margin was $45,435 for 2006, a decrease of $11,399, or 20%, from $56,834 for 2005. As a percentage of net sales, gross margin decreased to 61% of net sales for 2006 compared to 69% for 2005, due primarily to the decrease in software-only sales, which are typically contracted with our OEM customers. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The decrease in gross margin as a percentage of net sales for 2006 was also offset by revenue recognized due to the factors described under Net Sales above.

Sales and Marketing

Sales and marketing expense for 2006 was $20,132, an increase of $6,485, or 48%, from $13,647 for 2005. The increase is to due to expenses incurred by Cedara’s OEM and end-user sales and marketing groups for twelve months in 2006 compared to seven months in 2005, our new business initiatives in Europe (which generated 2006 expenses of $1,248) and SFAS No. 123(R) stock-based compensation expense for 2006 of $1,047. Sales and marketing expense for 2006 as a percentage of sales increased to 27%, compared to 17% for 2005 primarily for the same reasons and as a result of the decrease in Net Sales.

Product Research and Development

Product research and development expense for 2006 was $20,440, an increase of $10,526, or 106%, from $9,914 for 2005. As a percentage of net sales, research and development expense increased from 12% for 2005 to 27% for 2006. The majority of this increase was the result of the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department engaged in development of innovative software technologies in our OEM business, for twelve months in 2006 compared to seven months in 2005, a decrease in capitalized software development costs, and SFAS No. 123(R) stock-based compensation expense for 2006 of $1,186. Capitalization of software development costs decreased $1,364, or 38%, to $2,257 for 2006, from $3,621 for 2005, as we spent a greater percentage of time on development of software product updates for our end-user products, which are generally not capitalizable.

General and Administrative

General and administrative expense for 2006 was $28,629, an increase of $17,007, or 146%, from $11,622 for 2005. The increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and end-user operations for twelve months in 2006 compared to seven months in 2005, legal and accounting costs related to the completion of our 2005 annual audit (including the restatement of previously issued financial statements) and the review of our quarterly reports for the first two quarters of 2006 as well as other litigation related matters (including certain settlements) of $8,909 and SFAS No. 123(R) stock-based compensation expense for 2006 of $3,136. General and administrative expense as a percentage of net sales increased to 38% for 2006, compared to 14% for 2005 primarily for the same reasons and as a result of the decrease in Net Sales. We expect to incur additional expenses, including substantial fees for attorneys and other professional advisors, in connection with the class action, derivative and other lawsuits and regulatory matters, the completion of our audit and this Annual Report on Form 10-K (in the first quarter of 2007) and implementation of our remediation plan for internal control weaknesses identified.

Acquired In-Process Research and Development

We incurred no acquired in-process research and development cost for 2006, compared to $13,046 for 2005. The in-process research and development costs incurred for 2005 related to the fair value of the projects acquired in June 2005 associated with the business combination with Cedara Software Corp.

Goodwill Impairment, Restructuring and Other Expenses

Goodwill impairment, restructuring and other expenses for 2006 were $230,813, an increase of $230,283, from $530 for 2005. During 2006, we determined that the fair value of goodwill had been impaired by $221,403 and the fair value of our tradenames had been impaired (in the fourth quarter of 2006) by $6,685. In addition, we recorded restructuring charges of $2,725 in 2006 as a result of our right sizing and restructuring initiative in the fourth quarter, primarily related to severance costs. In 2005, we recorded restructuring and other related charges of $530 related to our business combination with Cedara Software Corp. We anticipate that we will incur additional restructuring costs of approximately $580 in the first two quarters of 2007 due to the manner in which certain costs associated with our right-sizing and reorganization in the fourth quarter of 2006 are recognized under GAAP. See Note 3 of the notes to our consolidated financial statements for more information regarding our goodwill and tradename impairments.

Depreciation and Amortization

Depreciation and amortization expense for 2006 was $4,033, an increase of $484, or 14%, from $3,549 for 2005. This increase was primarily due to the amortization of customer contracts associated with the Cedara transaction for twelve months in 2006 compared to seven months in 2005, offset by a $610 impairment of certain customer relationships as the result of triggering events that occurred in 2005. Depreciation and amortization expense as a percentage of net sales was 5% in 2006 and 4% in 2005.

Other Income, Expense

Our interest income was $2,548 in 2006, compared to $1,061 in 2005, while interest expense increased to $67 in 2006, compared to $38 in 2005. The increase in interest income was directly attributable to our average cash and cash equivalent balance during 2006 compared to 2005, attributed to the fact that our cash balance increased significantly in June 2005 from cash acquired from Cedara, as well as increased interest yield (from increased interest rates) on our cash balance during 2006 compared to 2005. Other income, net was $133 in 2006, compared to other expense, net of $317 in 2005. The change in other income, net was primarily attributed to unrealized foreign exchange gains on foreign currency payables in 2006 compared to losses in 2005 at Cedara, where the functional currency is the U.S. Dollar.

Income Taxes

We recorded income tax expense of $2,460 for 2006, a decrease of $5,429, or 69%, from the expense of $7,889 recorded for 2005.

Our effective tax rate for 2006 was approximately 1%. Our effective rate differed significantly from the statutory rate primarily due to the impairment of non-tax deductible goodwill, and the recording of a valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized.

Our effective tax rate for 2005 was approximately 151%. Our effective tax rate differed significantly from the statutory rate primarily due to the in-process research and development cost which is not deductible for income tax purposes and a $1,308 accrual associated with transaction-related legal restructuring during 2005.

Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

The results of operations for the year ended December 31, 2005 include those of AccuImage for the period after the acquisition date of January 28, 2005 and Cedara Software Corp. after the business combination on June 1, 2005. The following table sets forth selected, unaudited consolidated financial data for the periods indicated, expressed as a percentage of net sales.

	Twelve Months Ended
	December 31,
	2005	2004
Net sales	100%	100%
Cost of sales	31	41
Gross margin	69	59
Operating costs and expenses:
Sales and marketing	17	27
Product research and development	12	8
General and administrative	14	18
Acquired in-process research and development	16	—
Goodwill impairment, restructuring and other expenses	1	—
Depreciation and amortization	4	4
Total operating costs and expenses	64	57
Operating income	5	2
Total other income, net	1	2
Income before income taxes	6	4
Income tax expense (benefit)	9	(4)
Net income (loss)	(3)%	8%

Net Sales

The following table sets forth net sales component data for the twelve months ended December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004	% Change
Software and other	$60,120	$17,444	245%
As a percentage of total net sales	73%	66%
Services and maintenance	$22,481	$8,903	153%
As a percentage of total net sales	27%	34%
Total net sales	$82,601	$26,347	214%

Software and other sales for 2005 were $60,120, an increase of $42,676, or 245%, from net software and other sales of $17,444 for 2004. This increase was primarily attributable to revenue recognized as a result of the inclusion of sales to Cedara OEM and end-user customers after the date of the business combination with Cedara Software Corp. and by the factors below, which primarily resulted in a greater amount of net sales deferred in 2004 compared to 2005.

Sales from services and maintenance for 2005 were $22,481, an increase of $13,578, or 153%, from 2004 net sales of $8,903. This increase in sales from services and maintenance was primarily attributable to services performed in connection with Cedara’s OEM and end-user customers, while the rest of the increase was primarily attributable to the increase in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.

Of our net sales in 2005, approximately 16% and 10%, respectively, were attributable to two customers, Toshiba Medical Systems Corporation and Hitachi Medical Corporation.

The following factors also affected our net sales for 2005 and 2004:

•       We deferred approximately $1,800 and $10,700 for 2005 and 2004, respectively, due to current year and prior years’ contracts, for which the software product sold did not meet functionality we believe was expected by the customer and as to which revenue was therefore deferred into future periods.

•       Net sales for 2005 were reduced by approximately $1,000 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•       Net sales for 2005 were reduced by approximately $300 due to contracts in which we did not deliver all contracted software products.

•       Net sales were reduced by approximately $900 for 2005 due to contracts for which we did not have vendor specific objective evidence of fair value of maintenance.

The following table sets forth net sales and net change in deferred revenue for the twelve months ended December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004
Net sales	$82,601	$26,347
Net increase in deferred revenue	$10,134	$13,742

Cost of Sales

The following table sets forth cost of sales data:

	December 31,
	2005	2004	% Change
Software and other	$6,921	$2,302	201%
Services and maintenance	11,106	6,108	82%
Amortization	7,740	2,492	211%
Total cost of sales	$25,767	$10,902	136%

The cost of software and other for 2005 was $6,921, an increase of $4,619, or 201%, from the cost of software and other for 2004 of $2,302. Approximately $3,100 or 67%, of this increase was attributable to costs incurred as a result of the inclusion of sales to Cedara OEM and end-user customers since the date of the business combination with Cedara Software Corp. As a percentage of net software and other sales, the cost of software and other for 2005 was 12%, compared to 13% for 2004.

The cost of services and maintenance for 2005 was $11,106, an increase of $4,998, or 82%, from the cost of services and maintenance for 2004 of $6,108. Approximately $4,228, or 85% of this increase was the result of the inclusion of costs associated with Cedara’s OEM and end-user professional services, custom engineering and maintenance and support departments. As a percentage of net services and maintenance sales, the cost of services and maintenance for 2005 was 49%, compared to 69% for 2004. The costs to provide all services to our customers are recognized as a period cost. The unusually high percentage of net sales for 2004 was attributed to our deferral of service revenue related to sales of certain software products until ultimate delivery of certain software products functionality under certain customer contracts entered into in the current and previous years (as described above, under Net Sales), while the related costs, treated as a period expense, were recognized in the year incurred.

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

Gross Margin

Gross margin was $56,834 for 2005, an increase of $41,389, or 268%, from $15,445 for 2004. As a percentage of net sales, gross margin increased to 69% for 2005 compared to 59% for 2004. The increase in gross margin as a percentage of net sales was primarily due to the greater percentage of software-only sales in 2005 as a result of the inclusion of Cedara Software Corp.’s OEM and end-user customer sales. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The relatively low percentage for 2004 was primarily attributed to our deferral of service net sales, in addition to the software and other net sales, to sales of certain software products until ultimate delivery of certain software product functionality on certain customer contracts entered into in the current and previous years (as described under Net Sales), sales in which we did not ship all software products, and sales where collectibility was not reasonably assured, while the related costs, treated as a period expense were recognized in the year incurred.

Sales and Marketing

Sales and marketing expense for 2005 was $13,647, an increase of $6,641, or 95%, from $7,006 for 2004, as a result of expenses incurred by the historic Cedara Software Corp. business for seven months in 2005. Sales and marketing expense for 2005 as a percentage of sales decreased to 17% compared to 27% for 2004. The relatively high percentage for 2004 was primarily a result of the deferral of net sales based on the factors discussed in Net Sales.

Product Research and Development

Research and development expense for 2005 was $9,914, an increase of $7,947, or 404%, from $1,967 for 2004. As a percentage of net sales, research and development expense increased from 8% for 2004 to 12% for 2005. The majority of these increases were the result of the inclusion of expenses for Cedara’s OEM operations. Capitalization of software development costs increased $142, or 4%, to $3,621 for 2005, from $3,479 for 2004.

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

Goodwill impairment, Restructuring and Other Expenses

We incurred $530 of restructuring and other expenses in 2005, consisting of the lease exit costs of approximately $175 associated with a non-cancelable building lease which we ceased using during 2005 as we combined two of our offices located in the same geographic region, severance to involuntarily terminated employees of $263 and option acceleration expense of $92 related to such employees, based on the intrinsic value of options at the time of termination. We did not incur restructuring and other expenses in 2004.

Depreciation and Amortization

Depreciation and amortization expense for 2005 was $3,549, an increase of $2,396, or 208%, from $1,153 for 2004. Depreciation and amortization expense as a percentage of total net sales was 4% in 2005 and 2004. These increases were primarily due to the $610 impairment of certain customer relationships as the result of triggering events that occurred in 2005 and amortization of customer contracts associated with the Cedara Software Corp. transaction.

Other Income, Expense

Our interest income was $1,061 in 2005, compared to $344 in 2004, while interest expense increased to $38 in 2005, compared to $21 in 2004. The interest income was directly attributable to our increased cash and cash equivalent balances, and increased interest rates on our cash balances in 2005 compared to 2004.

Other expense, net, was $317 in 2005 compared to other income, net, of $146 in 2004. Net other expense for 2005 was primarily attributable to foreign exchange losses on foreign currency payables at Cedara Software Corp., where the functional currency is the U.S. Dollar. Net other income for 2004 was primarily attributable to the recovery from an insurance claim that was filed in 2003 for business interruption. As a percentage of net sales, total net other income decreased slightly to 1% for 2005 compared to 2% for 2004.

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

Liquidity and Capital Resources

(in thousands)

Our cash and cash equivalents were $45,945 at December 31, 2006, a decrease of $18,333, or 29%, from our balance of $64,278 at December 31, 2005. In addition, our working capital, defined as the amount by which our current assets exceed our current liabilities, was $28,870 at December 31, 2006, a decrease of $28,466, or 50%, from our working capital of $57,336 at December 31, 2005.

Operating Cash Flows

Cash used in operating activities was $14,960 in 2006, an increase of $38,562, or 163%, from cash provided by operations of $23,602 in 2005. Our negative operating cash flow in 2006 was due to the loss from operations, primarily attributed to our decreased net sales during the year, while our operating expenses were not rightsized to meet such decreased net sales until the fourth quarter of 2006. In addition, we incurred substantial legal, accounting and advisor costs (as discussed below) which we would not anticipate incurring in a normal operating environment.

In 2006, we incurred legal and accounting costs related to the completion of our 2005 annual audit (including the restatement of previously issued financial statements) and the review of our quarterly reports for the first two quarters of 2006 as well as other litigation matters (including certain settlements) of $8,909. We also anticipate that we will pay approximately $1,960 of severance related restructuring costs in the future as well as incur and pay additional restructuring costs of $580 in the first two quarters of 2007 due to the manner in which certain costs associated with our rightsizing and restructuring initiative announced in the fourth quarter of 2006 are recognized under GAAP. We expect to incur additional expenses, including substantial fees for attorneys and other professional advisors, in connection with the class action, derivative and other lawsuits and regulatory matters, the completion of our audit and this Annual Report on Form 10-K (in the first quarter of 2007) and implementation of our remediation plan for internal control weaknesses.

Investing Cash Flows

Cash used in investing activities was $3,876 in 2006, attributable to capitalized software development costs of $2,257, purchases of capital equipment of $1,252 and $367 related to the purchase of technology.

Financing Cash Flows

Cash provided by financing activities was $504 in 2006. We received net proceeds of $471 from employee and director stock option exercises and $33 from purchases of Common Stock under our employee stock purchase plan.

Contractual Obligations

Total outstanding commitments at December 31, 2006, were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating leases	$6,816	$2,110	$3,564	$890	$252

The contractual obligations table above reflects amounts due under all our leases, net of sub-lease income that is contractually owed to us of $180 in each of 2007, 2008 and 2009. We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Share Repurchase Program

On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two-year period. As of December 31, 2006, we had not make any repurchases under this plan. This repurchase program replaces a previous plan that expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased.

General

We believe that our existing cash and cash equivalents will be sufficient to otherwise meet our liquidity needs in 2007. However, any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2007 will depend on a variety of factors such as, the extent of losses from operations, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities. We believe our current cash and investment balances, will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months. We also believe our cash and investment balances will be sufficient on a longer term basis; however, that will depend on numerous factors, including the uncertainty created by, the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management; costs, risks and effects of legal proceeding and investigations, including the informal, non-public inquiry being conducted by the SEC and class action, derivative, and other lawsuits; costs and risks associated with our restructuring efforts; risks in product and technology development; market acceptance of new products and continuing product demand; the impact of competitive products and pricing; our ability to integrate acquistions; changing economic conditions; our credit and payment risks associated with our end-users sales; our dependence on major customers; dependence on key personnel, and other risk factors detailed in Item 1A, “Risk Factors.”   If we need to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current shareholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. However, these financing alternatives, including raising additional capital, may not be available in amounts or on terms acceptable to us.

Material Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2006, our cash and cash equivalents included money market funds and short-term deposits totaling approximately $45.9 million, and earned interest at a weighted average rate of 4.4%. The value of the principal amounts is equal to the fair value for these instruments. Due to the short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our pre-tax results of operations would vary by approximately $459 for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China and Europe that are denominated in currencies other than the U.S. Dollar and, as a result, we have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at December 31, 2006. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Merge Technologies Incorporated:

We have audited the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Technologies Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2007

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,945	$64,278
Accounts receivable, net of allowance for doubtful accounts of $1,683 and $1,892 at December 31, 2006 and December 31, 2005, respectively	17,210	23,624
Inventory	2,164	2,440
Prepaid expenses	1,660	2,646
Deferred income taxes	196	11,213
Other current assets	812	3,208
Total current assets	67,987	107,409
Property and equipment:
Computer equipment	5,017	4,025
Office equipment	1,919	1,759
Leasehold improvements	1,460	1,372
	8,396	7,156
Less accumulated depreciation	4,456	2,716
Net property and equipment	3,940	4,440
Purchased and developed software, net of accumulated amortization of $11,235 and $6,759 at December 31, 2006 and December 31, 2005, respectively	16,628	19,539
Other intangibles, net of accumulated amortization of $3,966 and $1,687 at December 31, 2006 and December 31, 2005, respectively	9,511	11,789
Goodwill	124,407	350,634
Deferred income taxes	3,303	—
Other assets	8,887	7,862
Total assets	$234,663	$501,673
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,284	$5,938
Accrued wages	6,244	5,870
Income taxes payable	4,033	3,894
Other accrued liabilities	2,381	3,453
Deferred revenue	18,175	30,918
Total current liabilities	39,117	50,073
Deferred income taxes	—	3,491
Deferred revenue	3,218	3,784
Other	633	484
Total liabilities	42,968	57,832
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 and 3,999,997 shares authorized at December 31, 2006 and December 31, 2005; zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Series B Junior Participating Preferred Stock, $0.01 par value: 1,000,000 shares authorized and zero shares authorized at December 31, 2006 and December 31, 2005; zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued; one share and zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 29,291,030 shares and 26,500,140 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	293	265
Common Stock subscribed: 5,242 and 706 shares at December 31, 2006 and December 31, 2005, respectively	33	17
Additional paid-in capital	451,130	445,954
Deferred stock compensation	—	(1,245)
Accumulated deficit	(261,648)	(3,190)
Accumulated other comprehensive income	1,887	2,040
Total shareholders’ equity	191,695	443,841
Total liabilities and shareholders’ equity	$234,663	$501,673

See accompanying notes to consolidated financial statements

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2006	2005	2004
Net sales:
Software and other	$40,635	$60,120	$17,444
Services and maintenance	34,407	22,481	8,903
Total net sales	75,042	82,601	26,347
Cost of sales:
Software and other	9,611	6,921	2,302
Services and maintenance	14,464	11,106	6,108
Amortization	5,532	7,740	2,492
Total cost of sales	29,607	25,767	10,902
Gross margin	45,435	56,834	15,445
Operating costs and expenses:
Sales and marketing	20,132	13,647	7,006
Product research and development	20,440	9,914	1,967
General and administrative	28,629	11,622	4,820
Acquired in-process research and development	—	13,046	—
Goodwill impairment, restructuring and other expenses	230,813	530	—
Depreciation and amortization	4,033	3,549	1,153
Total operating costs and expenses	304,047	52,308	14,946
Operating income (loss)	(258,612)	4,526	499
Other income (expense):
Interest expense	(67)	(38)	(21)
Interest income	2,548	1,061	344
Other, net	133	(317)	146
Total other income	2,614	706	469
Income (loss) before income taxes	(255,998)	5,232	968
Income tax expense (benefit)	2,460	7,889	(1,222)
Net income (loss)	$(258,458)	$(2,657)	$2,190
Net income (loss) per share—basic	$(7.67)	$(0.11)	$0.17
Weighted average number of shares of Common Stock outstanding—basic	33,701,735	24,696,762	13,013,927
Net income (loss) per share—diluted	$(7.67)	$(0.11)	$0.16
Weighted average number of shares of Common Stock outstanding—diluted	33,701,735	24,696,762	13,827,522

See accompanying notes to consolidated financial statements

MERGE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006
(in thousands, except for share data)

Preferred Stock		Common Stock							Accumulated
						Additional	Deferred		Other	Total
Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Stock	Accumulated	Comprehensive	Shareholders’
Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at December 31, 2003	2	$—	8,058	$47	12,485,646	$125	$53,175	$—	$(2,723)	$232	$50,856
Accretion of put value	—	—	—	—	—	—	68	—	—	—	68
Exchange of share rights into Common Stock	—	—	—	—	352,261	4	(4)	—	—	—	—
Stock issued under ESPP	—	—	(7,241)	(33)	11,806	—	101	—	—	—	68
Exercise of stock options	—	—	—	—	336,472	3	1,483	—	—	—	1,486
Retirement of preferred shares	(2)	—	—	—	—	—	—	—	—	—	—
Tax benefit on exercise of stock options	—	—	—	—	—	—	595	—	—	—	595
Net income	—	—	—	—	—	—	—	—	2,190	—	2,190
Other comprehensive income	—	—	—	—	—	—	—	—	—	360	360
Balance at December 31, 2004	—	$—	817	$14	13,186,185	$132	$55,418	$—	$(533)	$592	$55,623
Cedara Exchange of share rights into Common Stock	—	—	—	—	6,080,922	61	(61)	—	—	—	—
Stock issued and options granted for acquisitions, net of costs to issue shares	1	—	—	—	5,581,517	56	380,794	—	—	—	380,850
Shares retired	—	—	—	—	(90,000)	(1)	(1,603)	—	—	—	(1,604)
Stock issued under ESPP	—	—	(111)	3	3,573	—	62	—	—	—	65
Exercise of stock options	—	—	—	—	1,737,943	17	9,491	—	—	—	9,508
Share-based compensation expense	—	—	—	—	—	—	92	(1,245)	—	—	(1,153)
Legal fees S3/S8 filings	—	—	—	—	—	—	(45)	—	—	—	(45)
Nasdaq fees for increased trading shares	—	—	—	—	—	—	(5)	—	—	—	(5)
Tax benefit on exercise of stock options	—	—	—	—	—	—	1,811	—	—	—	1,811
Net loss	—	—	—	—	—	—	—	—	(2,657)	—	(2,657)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,448	1,448
Balance at December 31, 2005	1	$—	706	$17	26,500,140	$265	$445,954	$(1,245)	$(3,190)	$2,040	$443,841
Cedara Exchange of share rights into Common Stock	—	—	—	—	2,561,085	26	(26)	—	—	—	—
Stock issued under ESPP	—	—	4,536	16	706	—	17	—	—	—	33
Exercise of stock options	—	—	—	—	229,099	2	469	—	—	—	471
Share-based compensation expense	—	—	—	—	—	—	5,961	—	—	—	5,961
Reduction of deferred stock compensation for application of FAS 123R	—	—	—	—	—	—	(1,245)	1,245	—	—	—
Net loss	—	—	—	—	—	—	—	—	(258,458)	—	(258,458)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(153)	(153)
Balance at December 31, 2006	1	$—	5,242	$33	29,291,030	$293	$451,130	$—	$(261,648)	$1,887	$191,695

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(258,458)	$(2,657)	$2,190
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,565	11,288	3,645
Amortization of discount on note assumed in merger	—	—	12
Provision for doubtful accounts receivable, net of recoveries	289	723	147
Deferred income taxes	4,223	7,374	(1,631)
In-process research and development	—	13,046	—
Stock-based compensation	5,961	979	—
Goodwill and trade name impairment charge	226,118	—	—
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	6,125	(5,421)	(2,030)
Inventory	276	(439)	(189)
Prepaid expenses	986	(76)	(404)
Accounts payable	2,370	(3,474)	711
Accrued wages	350	765	500
Other accrued liabilities	(923)	(69)	221
Deferred revenue	(13,309)	6,973	13,717
Other assets	1,328	(5,117)	(2,645)
Other	139	(293)	(332)
Net cash provided by (used in) operating activities	(14,960)	23,602	13,912
Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	—	9,644	—
Purchases of property, equipment, and leasehold improvements	(1,252)	(2,996)	(565)
Purchased technology	(367)	—	—
Capitalized software development	(2,257)	(3,621)	(3,479)
Net cash provided by (used in) investing activities	(3,876)	3,027	(4,044)
Cash flows from financing activities:
Proceeds from exercise of stock options	471	9,508	1,486
Proceeds from employee stock purchase plan	33	65	68
Principal payment of notes	—	—	(231)
Net cash provided by financing activities	504	9,573	1,323
Effect of exchange rate changes on cash	(1)	9	5
Net increase (decrease) in cash	(18,333)	36,211	11,196
Cash and cash equivalents, beginning of period	64,278	28,067	16,871
Cash and cash equivalents, end of period	$45,945	$64,278	$28,067
Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$69	$286	$1,119
Equity securities received in sales transactions	$2,010	$4,606	$—
Non Cash Investing and Financing Activities:
Redemption value related to exchangeable Common Stock	$—	$—	$1
Value of Common Stock and options issued for acquisitions	$—	$381,689	$—

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2006	2005	2004
Net income (loss)	$(258,458)	$(2,657)	$2,190
Accumulated other comprehensive income:
Cumulative translation adjustment(1)	(89)	815	215
Unrealized gain (loss) on marketable securities(2)	(2)	51	—
Comprehensive income (loss)	$(258,549)	$(1,791)	$2,405

(1)          Net of income tax expense (benefit) of $(60), $547, and $145 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

(2)          Net of income tax expense (benefit) of $(2), $35, and $0 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements
(in thousands, except for share and per share data)

(1)   Basis of Presentation and Significant Accounting Policies

(a) Nature of Operations

Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us,” or “our”) are in the business of development and delivery of medical imaging and information management software and services. We provide innovative solutions for Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”) and the end-user healthcare markets. We custom engineer clinical and imaging applications and development tools that are on the forefront of medicine and its use of medical imaging for OEM customers. We develop innovative medical imaging software solutions that support end-to-end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals in North America and internationally. Our innovative software solutions use our leading-edge imaging software technologies that accelerate market delivery for our OEM customers, while our end-user solutions improve our customers’ productivity and enhance the quality of patient care they provide.

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

(c) Reporting Periods Presented

The accompanying consolidated financial statements include the results of Cedara Software Corp. subsequent to the date of the transaction between Merge Healthcare and Cedara Software on June 1, 2005, and the results of AccuImage Diagnostics Corp. (“AccuImage”) subsequent to our acquisition of AccuImage on January 28, 2005.

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

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

(f) Segment Reporting

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”)  establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

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

(g) Functional Currency

The functional currency of our foreign subsidiaries, with the exception of our subsidiaries in Japan, France and China, is the United States of America dollar (“U.S. Dollar”).

On June 1, 2005, we changed the functional currency of our subsidiary, eFilm Medical, Inc. (“eFilm”), from the Canadian dollar to the U.S. Dollar. This change was due to significant changes in the economic facts and circumstances surrounding the operational environment of this subsidiary. As a result of this change, certain long-lived assets, which were previously translated from Canadian dollars to U.S. Dollars at the historical exchange rate on the date the asset was acquired, were revalued based upon the exchange rate as of June 1, 2005, leading to a currency translation adjustment, reflected in accumulated other comprehensive income, and an increase in the value of applicable assets of approximately $1,507.

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

(h) Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable and certain accrued liabilities. The carrying amounts  approximate fair value due to the short maturity of these instruments except the non-marketable equity securities. The carrying value of long-term receivables or long-term deferred revenues is not materially different from the fair value. The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.

(i) Derivative Financial Instruments

Fluctuating foreign exchange rates may negatively impact the accompanying consolidated financial statements. Substantially all of our billings are in U.S. Dollars, however, due to our Canadian operations,

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

substantial salary and other expenses are payable in Canadian dollars. To effectively manage these market risks, we may enter into foreign currency forward contracts. We do not hold or issue derivative instruments for trading purposes. We have elected not to apply hedge accounting under the provision of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and accordingly, recognize any change in fair value through current earnings. As of December 31, 2006 and 2005, we had no derivative financial instruments outstanding.

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

(m) Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-term assets, including property and equipment and other intangibles, are amortized over their expected lives, which are estimated by us. We also make estimates of the impairment of long-term assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery. If the actual useful life of a long-term asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired and, accordingly, a write-down of the value of the asset or a shorter amortization period may be required, determined by a discounted cash flow analysis. We have reviewed long-lived assets and certain intangible assets with estimable useful lives and determined that their carrying values as of December 31, 2006 are recoverable in future periods.

(n) Developed Software

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Software development costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product-by-product basis over the expected economic life of the related software, generally five years, using the straight-line method. This method generally results in greater amortization

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. During 2006, 2005 and 2004, we capitalized software development costs of $2,257, $3,621 and $3,479, respectively. Amortization expense related to developed software for 2006, 2005 and 2004, was $2,520, $5,632 and $1,838, respectively. The 2006 amortization expense includes the impairment of certain of our capitalized software projects of approximately $982 as we no longer anticipate future sales of such products. The 2005 amortization expense includes the impairment of certain of our capitalized software projects of approximately $3,547 attributed to overlapping technologies as a result of the Cedara Software transaction.

We assess the recoverability of these costs periodically by determining whether the unamortized capitalized costs can be recovered through future net operating cash flows through the sale of that product.

(o) Investments

At December 31, 2006, we held certain securities in both publicly traded entities of $239 and private companies of $7,974, which are included in other non-current assets. The investments in publicly traded equity securities over which we do not exert significant influence are classified as “available-for-sale” and are reported at fair value. Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity. The investments in equity securities of private companies over which we do not exert significant influence are reported at cost. The estimated fair values have been determined from information obtained from market sources, independent valuations, and estimates by us. Any loss due to impairment in value is recorded when such loss occurs. We have recorded a loss of $186 in other expenses, net, in our 2006 consolidated statement of operations due to the impairment of one of our investments.

(p) Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows. Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates. In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount.

(q) Warranties

We generally provide up to twelve months of warranty on our hardware, software and system sales. We have provided for expected hardware warranty costs based on our historical experience. Accrued warranty was $194, $267 and $17 at December 31, 2006, 2005 and 2004, respectively.

(r) Guarantees

In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), we recognize the fair value for guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation. In addition, we must continue to monitor the

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications. Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party. Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions and, accordingly, have not recorded a liability relating to such provisions.

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

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made. However, Merge Healthcare, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, and Brian E. Pedlar, our former President of Cedara Software and Senior Vice President of Merge Healthcare, who served as co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006, are defendants in several lawsuits relating to our accounting and financial disclosure. These lawsuits and other legal matters in which we have become involved, including our receipt of a shareholder demand for derivative action, are described in Note 9. We have accrued for indemnification costs as of December 31, 2006 for certain of these individuals for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.

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

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that asset valuation allowance will be recorded as an adjustment to goodwill.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. Therefore, an accrual for tax contingencies is provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies. These tax accruals are reviewed quarterly and reverse upon being sustained under audit, the expiration of the statute of limitations, new information, or other determination by the taxing authorities. The provision for income taxes includes the impact of changes in the tax contingency accrual. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

(t) Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, to replace our previous method of accounting for share-based awards under APB Opinion No. 25, Accounting for Stock Issued to Employees, for periods beginning in 2006. In accordance with APB Opinion No. 25, we had previously recognized no compensation expense for options that were granted at or above fair market value on the date of grant.

We adopted SFAS No. 123(R) using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified-prospective-transition method, the provisions of SFAS No. 123(R) were not applied to periods prior to adoption, and thus, prior period financial statements were not restated to reflect our adoption of SFAS No. 123(R). SFAS No. 123(R) requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs, as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, APB Opinion No. 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

(u) Revenue Recognition

Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, installation and engineering services, training, consulting, and software maintenance and support. Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts. These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, or Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element.

For software arrangements, we recognize revenue in accordance with SOP No. 97-2. This generally requires revenue recognized on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, to be allocated to each element based on the vendor-specific objective evidence (“VSOE”) of fair values of those elements. Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”). Under the residual method, revenue is recognized in a multiple element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. For sales transactions where the software is incidental, the only contract deliverable is custom engineering or installation services, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00-21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

We allocate revenue to each undelivered element in a multiple-element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the related maintenance period.

Revenue from software licenses is recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is probable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract. In addition, in certain transactions we may negotiate that the customer provides common stock ownership in consideration as part of the sale. We generally do not request collateral from customers.

Revenue from software licenses sold through annual contracts that include software maintenance and support is deferred and recognized ratably over the contract period. Revenue from installation, engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of Radiology Information Systems (“RIS”) and from RIS/Picture Archiving and Communication Systems (“PACS”) solutions, and other specific arrangements where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage-of-completion method, as prescribed by AICPA Statement of Position 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project. Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

Our Original Equipment Manufacturer (“OEM”) software products are typically fully functional upon delivery and do not require significant modification or alteration. Fees for services to OEM customers are billed separately from licenses of our software products. For sales transactions involving only the delivery of custom engineering services, we recognize revenue under proportional performance guidelines of SAB No. 104.

For certain contracts accounted for under SAB No. 104 and EITF No. 00-21, the arrangement dictates that we invoice the customer for 10% of the contract value of the products delivered upon completion of hardware installation and acceptance by the customer. As a result of this specific performance obligation

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.

Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of a limited number of returns and our expectation that returns, if any, will be insignificant, we have provided for an allowance for specific potential returns only.

Deferred revenue is comprised of deferrals for license fees, support and maintenance, and other services. Long-term deferred revenue as of December 31, 2006 represents license fees, support and maintenance, and other services to be earned or provided beginning January 1, 2008.

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

(v) Recent Accounting Pronouncements

In June 2006, the FASB issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. EITF No. 06-3 will become effective during the first quarter of 2007. We do not expect EITF No. 06-3 to have a material impact on our financial condition or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 is effective for the first interim or annual reporting period for the first fiscal year beginning on or after December 15, 2006, although earlier adoption is encouraged. FIN No. 48 applies to all tax positions for income taxes accounted for in accordance with SFAS No. 109. We are currently evaluating the impact of the adoption of FIN No. 48.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statement (“SAB No. 108”), which provides interpretive guidance on how registrants should quantify financial statement misstatements. SAB No. 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related disclosures using both the rollover and the iron curtain approach. SAB No. 108 applies to annual  financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

(2)   Earnings Per Share

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, except for options with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
Numerator:
Net income (loss)	$(258,458)	$(2,657)	$2,190
Accretion of redemption value related to exchangeable shares	—	—	(1)
Allocation of income to exchangeable shares	—	—	(1)
Numerator for net income (loss) per share—basic and diluted	$(258,458)	$(2,657)	$2,188
Denominator:
Weighted average number shares of Common Stock outstanding	33,701,735	24,696,762	13,013,927
Effect of stock options	—	—	813,595
Denominator for net income (loss) per share—diluted	33,701,735	24,696,762	13,827,522
Net income (loss) per share—basic	$(7.67)	$(0.11)	$0.17
Net income (loss) per share—diluted	$(7.67)	$(0.11)	$0.16

The weighted average number of shares of Common Stock outstanding used to calculate basic net income (loss) includes exchangeable share equivalent securities for the years ended December 31, 2006, 2005, and 2004 of 4,749,969, 6,653,815, and 167,589, respectively.

As a result of the losses during the twelve months ended December 31, 2006 and 2005, incremental shares from the assumed conversion of employee stock options totaling 602,696 and 1,237,210, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

For the years ended December 31, 2006, 2005 and 2004, options to purchase 1,218,053, 19,000 and 39,500 shares of our Common Stock, respectively, had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

The following potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share, were outstanding at December 31, 2006, 2005 and 2004.

	2006	2005	2004
Stock options	3,571,799	2,979,139	1,590,085
Exchangeable shares	4,568,155	7,129,246	—
	8,139,954	10,108,385	1,590,085

(3)   Goodwill and Other Intangibles

Our intangible assets, other than developed software, subject to amortization are summarized as follows:

	Weighted Average	December 31, 2006		December 31, 2005
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology	3.7	$16,990	$(6,130)	$16,633	$(3,118)
Patents	9.0	117	(10)	101	(1)
Customer relationships	4.2	13,477	(3,966)	13,477	(1,688)
Total	3.9	$30,584	$(10,106)	$30,211	$(4,807)

Purchased technology amortization expense, which is being recorded ratably over the life of the related intangible asset, was $3,012, $2,107, and $654 for the years ended 2006, 2005 and 2004, respectively. Included in the amortization expense above for 2005 is an impairment charge for purchased technology of $67, which is recorded in cost of goods sold. Customer relationships and patent amortization expense, which is being recorded ratably over the life of the related intangible asset, was $2,287, $1,411 and $195 for 2006, 2005 and 2004, respectively, including a charge for 2005 of $610 related to customer relationships, which is recorded in depreciation and amortization operating costs and expenses. Estimated aggregate amortization expense for the remaining periods is as follows:

For the year ended:	2007	$5,156
	2008	$4,807
	2009	$4,401
	2010	$4,277
	2011	$1,782
Thereafter		$55

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2006, were as follows:

Balance as of January 1, 2006	$350,634
Adjustments to goodwill(1)	1,861
Goodwill impairment charge	(221,403)
Trade name impairment charge	(6,685)
Balance as of December 31, 2006	$124,407

(1)          Comprised of $1,970 adjustment (See note 14) and $(109) purchase price allocation adjustment.

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

During 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our Common Stock from the NASDAQ Global Market and notice of an informal non-public inquiry with the Securities Exchange Commission. These events, which did not exist as of December 31, 2005, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.

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

We completed Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other assets to determine the implied fair value of reporting unit goodwill. We completed our assessment of the fair value utilizing the assistance of independent valuation specialists. As a result of our Step II analysis, we recorded a non-cash goodwill impairment charge for the second quarter of 2006, of $219,433. In addition, in the fourth quarter of 2006, we recorded an adjustment to goodwill and additional impairment charge of $1,970 (see Note 14).

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

On December 31, 2006, we tested our indefinite lived intangible assets and concluded that while there was no further impairment of our goodwill, the tradenames associated with our Cedara Software Corp. business transaction had been impaired. We recorded a charge within goodwill impairment, restructuring and other expenses of our consolidated statement of operations of $6,685 due, in part, to our restructuring in the fourth quarter of 2006 in which we decided to rename the business unit responsible for end-user sales in North America to Merge Healthcare North America (thus discontinuing the eMed tradename). We measured this impairment charge based on the relief from royalty approach utilizing the assistance of independent valuation specialists.

(4)   Acquisitions

(a) Cedara Software

On June 1, 2005, we completed our business combination with Cedara Software, a leader in the development of custom engineered software applications and development tools for the medical imaging OEM and international markets. The transaction was announced on January 17, 2005 upon the execution of a definitive agreement and closed on June 1, 2005, following approval by both Merge Healthcare and Cedara Software shareholders and receipt of necessary regulatory approvals. The business combination was effected through an exchange of stock, in which Cedara Software shareholders received 0.587 shares of our Common Stock for each Cedara Software common share. Also, Cedara Software shareholders who are Canadian residents were permitted to receive either our Common Stock or newly created exchangeable shares of our wholly owned subsidiary, Merge Cedara ExchangeCo Limited (“ExchangeCo Exchangeable Shares”). Canadian residents who received ExchangeCo Exchangeable Shares in the transaction defer paying income taxes on the transaction until such time as they exchange the shares for Common Stock or otherwise dispose of them. The ExchangeCo Exchangeable Shares are freely tradable on the Toronto Stock Exchange (TSX) under the ticker symbol “MRG.” The ExchangeCo Exchangeable Shares are exchangeable into shares of Merge Healthcare Common Stock on a one-for-one basis at any time at the option of the holder (see Note 11(h) for updated status). Holders of Cedara Software stock options exchanged each option to purchase one common share of Cedara Software for an option to purchase 0.587 shares of Merge Healthcare Common Stock , and we adjusted strike prices for the stock and currency conversion rates, with no changes to the vesting terms of the option. We issued replacement options to purchase approximately 1.9 million shares of Common Stock as a result of this exchange.

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

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Purchase Accounting

The transaction consideration was valued at approximately $386,899, including the exchange of approximately 18.8 million equivalent shares at a market price of $18.97 per share, estimated fair value for outstanding options at the date of closing and direct transaction costs incurred by us. The fair value of stock issued was based upon the 0.587 exchange ratio and a four-day weighted average of our stock price two days prior, the day of and one day after the announcement, based on NASDAQ closing prices. The fair value of the outstanding options are estimated at approximately $25,211, based on a 1.247 U.S. Dollar to Canadian dollar currency exchange ratio, the 0.587 exchange ratio and the four-day weighted average indicated above. The total purchase price was as follows:

Form of Consideration	Fair Value
Stock issued	$356,478
Estimated fair value of options assumed	25,211
Direct transaction costs	5,210
Total consideration	$386,899

The acquisition was accounted for using the purchase method of accounting. Merge Healthcare was considered the accounting acquirer in the business combination, requiring the purchase consideration to be allocated to Cedara Software’s net tangible and intangible assets based on their respective fair values as of the date of transaction close, with the residual reflected as goodwill. We allocated the purchase price to Cedara Software’s assets and liabilities. The allocation of the purchase consideration was based in part upon a valuation of the intangible assets performed by independent valuation specialists, primarily through the use of discounted cash flow techniques. The estimated purchase price allocation, based on Cedara Software’s assets and liabilities as of June 1, 2005, was as follows:

Fair Value
Assets acquired	$44,714
Liabilities assumed	(22,507)
Purchased and developed technologies	13,019
Customer relationships	12,500
In-process research and development	13,046
Deferred stock compensation	2,132
Goodwill, including trade names	323,995
Total consideration	$386,899

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

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.

The amount assigned to goodwill includes $8,545 associated with trade names and is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment. At December 31, 2006 we determined that an impairment existed and as such recorded an impairment charge of $6,685 in 2006.

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

The $2,132 allocated to deferred stock compensation was valued based on the intrinsic value of each outstanding and unvested stock option assumed on the closing date. The charge for stock compensation for the twelve months ended December 31, 2005 was $887 and was classified in the statement of operations based on each applicable employee’s position. Upon our adoption of SFAS No. 123(R) on January 1, 2006, we reclassified the December 31, 2005 balance to additional paid-in capital.

The $323,995 assigned to goodwill and $13,046 estimated fair value of in-process research and development will not be deductible for federal income tax purposes.

Pro forma Results

As discussed in Note 1, the results of Cedara Software have been included in the consolidated financial statements since June 1, 2005.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

The following unaudited pro forma condensed combined results of operations for the twelve months ended December 31, 2005 are based on the historical financial statements of Merge Healthcare and Cedara Software giving effect to the business combination as if it had occurred at the beginning of the periods presented. Therefore, this pro forma data has been adjusted to exclude Cedara Software pre-acquisition intangible amortization and the in-process research and development expense, while including amortization of intangible assets and expense of deferred stock compensation during the entire applicable periods. This data also reflects only the historical Merge Healthcare and Cedara Software tax expense. These data are not indicative of the results of operations that would have arisen if the transaction had occurred at the beginning of the respective periods. Moreover, these data are not intended to be indicative of future results of operations.

Year Ended December 31, 2005
Revenue	$107,529
Net income from continuing operations	$7,227
Earnings per share:
Basic	$0.17
Diluted	$0.16

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

An escrow of $1,000 of the purchase price was established as a reserve for 24 months against any claims regarding breaches of representations and warranties, as well as adjustments to the net asset value of the AccuImage balance sheet at the date of closing. This escrow was fully settled in the seller’s favor on January 3, 2006.

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

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

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

(5)   Accounts Receivable

Substantially all receivables are derived from sales and related support and maintenance of our products to healthcare providers located throughout the U.S. and in certain foreign countries as indicated in Note 13.

Our accounts receivable balance is reported net of an allowance for doubtful accounts. We provide for an allowance for estimated uncollectible accounts based upon historical experience and management’s judgment. At the end of 2006 and 2005, the allowance for estimated uncollectible accounts was $1,683 and $1,892, respectively.

The following table shows the changes in our allowance for doubtful accounts.

Description	Balance at beginning of period	Additions due to acquisitions	Additions charged to costs and expenses	Deductions	Balance at end of period
For year ended December 31, 2006
Allowance for doubtful accounts	$1,892	$—	$289	$(498)	$1,683
For year ended December 31, 2005
Allowance for doubtful accounts	$450	$719	$1,012	$(289)	$1,892
For year ended December 31, 2004
Allowance for doubtful accounts	$303	$—	$158	$(11)	$450

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

(6)   Share-Based Compensation

We maintain four stock-based employee compensation plans (including our employee stock purchase plan) and one director option plan under which we grant options to acquire shares of our Common Stock to certain employees, non-employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition. Options generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). The Replacement Options which we granted pursuant to the merger agreement had the same economic terms as the Cedara options which they replaced, as adjusted for the conversion ratio and currency. The majority of these options vest over a three or four–year period and have a contractual life of ten years.

We maintain an employee stock purchase plan that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. The price eligible employees pay per share is at a 5% discount from the market price at the end of each calendar quarter.

Our adoption of SFAS No. 123(R) on January 1, 2006, resulted in an increase of our loss before income taxes and net loss for the year ended December 31, 2006, of $5,911 and $4,543, respectively. If we had not adopted SFAS No. 123(R) but, rather, continued to account for share-based compensation under the provisions of APB Opinion No. 25, basic net loss per share for the year ended December 31, 2006, would have been $7.54, compared to reported basic net loss per share of $7.67.

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the year ended December 31, 2006:

Year Ended December 31, 2006
Share-based compensation expense included in statement of operations:
Services and maintenance (cost of sales)	$542
Sales and marketing	1,047
Product research and development	1,186
General and administrative	3,136
Total	5,911
Tax benefit	1,368
Share-based compensation expense, net of tax	$4,543
Decrease in basic loss per share	$0.13
Decrease in diluted loss per share	$0.13

We attributed the difference of $50 between the $5,911 recorded as share-based compensation expense in the statement of operations for the year ended December 31, 2006, and the $5,961 of share-

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

based compensation expense recorded in additional paid-in capital in the statement of shareholders’ equity to expense incurred by product research and development personnel who worked on capitalizable software development projects.

The table below reflects net loss and net loss per share for the year ended December 31, 2006, compared to pro forma net income (loss) and net income (loss) per share for the years ended December 31, 2005, and 2004, presented as if we had applied the fair value recognition provisions of SFAS No. 123 to share-based employee compensation during the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
		(Pro Forma)	(ProForma)
Net income (loss)(1)	$(258,458)	$(2,657)	$2,190
Share-based employee compensation expense included in reported net income (loss), net of tax effect(2)	N/A	587	—
Share-based employee compensation expense determined under fair value method for all awards, net of tax effect(2)	N/A	(4,101)	(1,507)
Net income (loss), including the effect of share-based employee compensation expense	$(258,458)	$(6,171)	$683
Net income (loss) per share—Basic:
Net income (loss) as reported(1)	$(7.67)	$(0.11)	$0.17
Net income (loss), including the effect of share-based employee compensation expense	N/A	$(0.25)	$0.05
Net income (loss) per share—Diluted:
Net income (loss) as reported(1)	$(7.67)	$(0.11)	$0.16
Net income (loss), including the effect of share-based employee compensation expense	N/A	$(0.25)	$0.05

(1)          Net income (loss) and net income (loss) per share prior to 2006 do not include share-based employee compensation expense under SFAS No. 123, as we had only adopted the disclosure provisions of SFAS No. 123.

(2)          Share-based employee compensation expense prior to 2006 was calculated in accordance with SFAS No.123.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

We used the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant utilizing the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury rates in effect at the grant date.

	Years Ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	50% - 60%	30% - 50%	50%
Risk-free interest rate	4.3% - 4.8%	2.8% - 4.3%	2.1% - 3.1%
Expected term (in years)	3.5 - 4.0	0.2 - 3.5	0.0 - 4.0
Weighted-average grant date fair value	$3.98	$5.34	$5.90

The assumptions above are based on multiple factors, including the historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups, and the volatility of our stock price. Prior to January 1, 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2006, there was $9,597 of unrecognized compensation cost related to share-based payments. We expect this compensation cost to be recognized over a weighted-average period of 1.8 years.

Stock option activity for the year ended December 31, 2006, was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2005	2,979,139	$13.24	4.7	$35,166
Options granted	2,193,772	$8.50
Options exercised	(229,099)	$2.06
Options forfeited and expired	(1,372,013)	$14.71
Options outstanding, December 31, 2006	3,571,799	$10.48	5.0	$1,035
Options exercisable, December 31, 2006	1,382,857	$10.60	4.8	$697
Options exercisable, December 31, 2005	1,040,883	$11.84	4.6	$13,735
Options exercisable, December 31, 2004	831,416	$6.64	3.7	$12,980

The weighted-average remaining contractual term and aggregate intrinsic value for options outstanding at December 31, 2004, was 4.2 years and $20,502, respectively.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Other information pertaining to option activity was as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted-average grant-date fair value of stock options granted	$3.98	$5.34	$5.90
Total fair value of stock options vested	$7,289	$5,894	$2,562
Total intrinsic value of stock options exercised	$1,446	$24,469	$3,940

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted- average remaining contractual life in years	Weighted- average exercise price	Number of shares	Weighted- average exercise price
$1.00 - $4.54	279,063	2.76	$3.57	194,124	$3.12
$5.18 - $7.87	1,024,546	5.62	6.44	209,796	6.48
$8.05 - $9.90	1,052,137	5.81	8.10	423,186	8.17
$12.49 - $17.84	1,015,635	4.32	16.47	529,604	16.49
$18.21 - $24.88	200,418	4.92	22.74	26,147	19.23
	3,571,799	5.04	$10.48	1,382,857	$10.60

(7)   Income Taxes

Components of income (loss) before income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
United States	$(232,017)	$(6,060)	$56
Foreign	(23,981)	11,292	912
	$(255,998)	$5,232	$968

The provision for income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Current:
Federal	$200	$2,816	$699
State	—	767	436
Foreign	28	669	119
Total current	228	4,252	1,254
Deferred:
Federal	410	692	(2,241)
State	532	(469)	(464)
Foreign	1,290	3,414	229
Total deferred	2,232	3,637	(2,476)
Total provision	$2,460	$7,889	$(1,222)

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 34% for 2006 and 35% for 2005 and 2004 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2006	2005	2004
Expected tax expense (benefit)	$(87,040)	$1,831	$339
Total increase in income taxes resulting from:
Nondeductible amortization and acquired in-process technology	—	4,566	—
Nondeductible impairment of goodwill	75,277	—	—
Change in valuation allowance allocated to income tax expense	14,353	—	—
Extraterritorial income tax benefit	(219)	(323)	(1,457)
Research and experimentation credit	(209)	—	(228)
Employee stock options	896	—	—
Nondeductible expenses	175	173	(39)
Foreign income taxes, net of federal income tax benefit	7	(407)	74
State and local income taxes, net of federal income tax benefit	(491)	194	(18)
Foreign income tax rate differential	(565)	183	15
Business combination tax restructuring	—	1,308	—
Other	276	364	92
Actual income tax expense (benefit)	$2,460	$7,889	$(1,222)

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
Deferred tax assets:
Accrued wages	$1,175	$1,110
Deferred revenue	—	5,561
Depreciation	1,086	662
Research and experimentation credit carry forwards	4,140	3,956
Other credit carry forwards	1,515	1,470
Net operating loss carry forwards	11,872	8,588
Foreign net operating loss carry forwards	19,230	11,950
Nonqualified stock options	1,381	—
Other	2,727	1,743
Total gross deferred tax assets	43,126	35,040
Less: asset valuation allowance	(29,763)	(15,410)
Net deferred tax asset	13,363	19,630
Deferred tax liabilities:
Software development costs and intangible assets	(5,490)	(6,394)
Intangibles—customer contracts	(3,884)	(4,929)
Other	(490)	(585)
Total gross deferred liabilities	(9,864)	(11,908)
Net deferred tax asset	$3,499	$7,722
Included on balance sheet:
Current assets: Deferred income taxes	$196	$11,213
Non-current asset: Deferred income taxes	3,303	—
Non-current liabilities: Deferred income taxes	—	(3,491)
Net deferred income taxes	$3,499	$7,722

The increase in the valuation allowance for the years ending December 31, 2006, 2005 and 2004 were, $14,353, $15,410 and $0, respectively. Management has an obligation under SFAS 109, Accounting for Income Taxes, to review, at least annually, the components of our deferred tax assets. This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits. In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized.

Management’s analysis for 2006 determined that a valuation allowance of $29,763 is necessary at December 31, 2006 for a majority of our Canadian and U.S. deferred tax assets. This decision is based upon many factors, both quantitative and qualitative, such as (1) substantial current year losses, (2) significant unutilized operating loss and credit carryforwards, (3) lack of any cash refund carryback

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

opportunities, (4) uncertain future operating profitability, (5) substantial organization and operating restructuring, and (6) unsettled resolution of ongoing regulatory inquiries and litigation which may adversely affect operations in future years.

The income tax benefit of excess tax benefits related to nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options during 2006, 2005, and 2004 were $988, $1,811 and $595, respectively. Under SFAS No. 123(R) the income tax benefit related to excess tax benefits occurring in 2006 will be credited to paid-in-capital when recognized by reducing taxes payable.

At December 31, 2006, we had federal net operating loss carryforwards and research credit carryforwards of $30,605 and $2,510, respectively, state net operating loss carryforwards and research credit carryforwards of $17,453 and $25, respectively, foreign tax credits of $1,034, foreign federal and provincial net operating loss carryforwards of $57,119 and $45,485, respectively, and foreign federal and provincial research credits carryforwards of $1,358 and $272, respectively.

These losses and credits are available to offset taxable income and tax in the future. The federal net operating loss and research credit carryforwards expire at varying amounts beginning in 2007 and 2012, respectively, and continuing through 2023 and 2026, respectively. The state net operating loss carryforwards expire in varying amounts beginning in 2007, and continuing through 2026. The foreign tax credits expire in varying amounts beginning in 2007, and continuing through 2016. The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2007 and 2008, respectively, and continuing through 2016. Of the foreign federal net operating loss carryforwards noted above, approximately $27,254 expires on December 31, 2007.

Under the Tax Reform Act of 1986 (“Code”), the amounts of, and the benefits from, net operating loss carryforwards may be limited or impaired in certain circumstances, i.e., Code section 382, tax benefit limitations after change in ownership. The timing and manner in which we will be able to utilize the acquired entities net operating loss and research and development credit carryforwards will be subject to these rules. In addition, we experienced an ownership change, as defined under Treasury regulations, on June 1, 2005. If certain additional changes in our ownership should occur, net operating loss and credit carryforwards may be further limited.

We have recorded income tax expense on all profits, except for undistributed profits of non-U.S. subsidiaries, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

(8)   Leases

We have non-cancelable operating leases at various locations. Our headquarters in Milwaukee, Wisconsin, has approximately 36,000 square feet and is leased through April 2011. We also have significant facilities in Mississauga, Ontario, Canada, which has approximately 75,000 square feet (of which approximately 15,000 is sub-leased) and is leased through December 2009, and in Burlington, Massachusetts, which has approximately 24,000 square feet and is leased through October 2008.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Total rent expense for the years ended December 31, 2006, 2005 and 2004 were $1,389, $1,473 and $324, respectively, net of sub-lease income of $180. Future minimum lease payments under all non-cancelable operating leases (with initial or remaining lease terms in excess of one year), net of sub-lease income that is contractually owed to us of $180 in each of 2007, 2008 and 2009, as of December 31, 2006, are:

2007	$2,110
2008	2,052
2009	1,512
2010	585
2011	305
Thereafter	252
Total minimum lease payments	$6,816

(9)   Commitments and Contingencies

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. Defendants in the suit include us, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer; one of the suits also names Brian E. Pedlar, former President of Cedara Software and our former Senior Vice President, who served as our interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. One case has been voluntarily dismissed. The cases arise out of our March 17, 2006 announcement that that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaints seek damages in unspecified amounts. On November 22, 2006, the Court consolidated the seven cases and appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. Pursuant to court order, the lead plaintiff is currently required to file its Amended Complaint on or before March 19, 2007. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint when filed.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden, Mortimore and Veech and all of the then-current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements and also allege that we and the current director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee has full authority to review the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Pursuant to stipulations among the parties and order of the court, the plaintiff has dismissed the claim seeking to require us to hold an annual meeting of shareholders, and the defendants’ deadline to move, answer or otherwise respond to the remainder of operative complaint has been extended to April 16, 2007.

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

We and our Cedara subsidiary were formerly defendants in an action commenced by Brian Pedlar. Mr. Pedlar was formerly the President of Cedara (since the closing of our merger with Cedara) and served, from July 2, 2006, until his departure on August 18, 2006, as co-CEO and co-President of Merge Healthcare. In September 2006, Mr. Pedlar filed suit in Ontario, Canada, against us and Cedara claiming that he had been constructively discharged from his positions, and that we had defamed him in describing his departure in our public releases and filing with SEC. Without admitting any of the allegations of his complaint, on February 22, 2007, we agreed with Mr. Pedlar to settle this suit. Pursuant to the settlement, we agreed to pay Mr. Pedlar approximately $500 (less required tax withholding) and also agreed to pay approximately $80 to Mr. Pedlar’s counsel in payment of his attorneys fees and expenses in his employment proceedings. We have accrued for these amounts as of December 31, 2006 and recorded the expense in General and Administrative Expenses. The settlement also included customary provisions addressing non-disparagement, confidentiality, mutual release and of the dismissed legal action.

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

(10)   Restructuring

We incurred $2,725 and $530 of restructuring charges in the twelve months ended December 31, 2006, and 2005, respectively in goodwill impairment, restructuring charges and other expenses in the Statement of Operations. Restructuring charges in 2006 are comprised of termination costs of $2,666 and contract termination costs of $59 associated with our decision in the fourth quarter of 2006, to reorganize and consolidate our operations. As a result, approximately 150 individuals (including temporary persons and consultants) were terminated, we ceased use of our San Francisco and Tokyo facilities and downsized operations in Burlington, MA, Cleveland, OH, and Mississauga, Ontario. We expect to incur approximately $580 of additional severance costs in 2007 related to the Q4 2006 restructuring plan as such severance costs require the employees to render services through a retention period.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Restructuring charges in 2005 are comprised of lease exit costs associated with the settlement of our lease of approximately $175, which we ceased using during 2005 as we combined two of our offices located in the same geographic region, severance to involuntarily terminated employees of $263 and option acceleration expense of $92 related to such employees, based on the intrinsic value of options at the time of termination.

The following table shows the restructure activity for 2006 and 2005:

Accrued Restructuring
Balance at December 31, 2004	$—
Charges to expense	530
Payments	(338)
Balance at December 31, 2005	$192
Charges to expense	2,725
Payments	(920)
Balance at December 31, 2006	$1,997

At December 31, 2006, the remaining costs consist of severance and as such are classified within accrued wages. At December 31, 2005, the charges consisted of our lease settlement and, as such, was classified within other accrued liabilities.

(11)   Shareholders’ Equity

(a) Common Stock

On May 24, 2005, our shareholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares of Common Stock from 30 million to 100 million.

In June 2005, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software and 13,210,168 Merge Cedara ExchangeCo Exchangeable Shares to Canadian shareholders of Cedara Software. Through December 31, 2006, 8,642,013 Merge Cedara ExchangeCo Exchangeable Shares were exchanged for an equal number of shares of our Common Stock.

In October 2005, 90,000 shares of our Common Stock previously held in escrow in connection with our acquisition of RIS Logic in 2003 were returned to us as consideration for the release of RIS Logic’s warranty and indemnification requirements under the merger agreement and such shares were retired as of December 31, 2005.

On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two-year period. As of December 31, 2006, we have not made any repurchases under this plan.

(b) Special Voting Preferred Stock

During 2004, the one share issued to our former transfer agent, which served as a trustee in voting matters on behalf of the Interpra Medical Network Systems Ltd. exchangeable shareholders, was retired.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

(c) Series 2 Special Voting Preferred Stock

During 2004, the one share issued to our former transfer agent, which served as a trustee in voting matters on behalf of the eFilm exchangeable shareholders, was retired.

(d) Series 3 Special Voting Preferred Stock

In June 2005, we issued one share of Series 3 Special Voting Preferred Stock to Computershare Trust Company of Canada, which serves as a trustee in voting matters on behalf of the holders of Merge Cedara ExchangeCo exchangeable shares. As of December 31, 2006, this share was issued and outstanding.

(e) Series B Junior Participating Preferred Stock

On September 6, 2006, we announced the implementation of a Shareholder Rights Plan. The Shareholder Rights Plan includes the declaration of a dividend of one preferred share purchase right on each outstanding share of our Common Stock and the distribution of one such right with respect to each outstanding exchangeable share of our subsidiary, Merge Cedara ExchangeCo Limited. The issuance of the rights under the plan was made on October 2, 2006, to shareholders of record at the close of business on September 25, 2006. The adoption of the plan was intended to discourage discriminatory, coercive or unfair take-over bids and to provide the Board of Directors time to pursue alternatives to maximize shareholder value in the event of an unsolicited take-over bid. The rights will become exercisable if a third party, person or group (subject to certain exceptions) acquires 15% or more of our Common Stock outstanding or announces a tender offer, consummation of which would result in ownership by a person or group of 15% or more of our Common Stock. Upon such a triggering event, each right will initially entitle the holder to purchase one one-hundredth of one share of our Series B Preferred Stock. If any person becomes a 15% or more holder of our Common Stock, each right will entitle the other holders to purchase our Common Stock, or the stock of the acquirer, at half of their respective then-applicable market price. We may also redeem the rights for $0.001 per right.

The rights were not issued in response to any specific threat, and our Board is not aware of any such threat. The rights will expire on October 2, 2016, subject to extension. The Shareholder Rights Plan contains a so-called TIDE provision which requires independent directors to review the plan every three years to determine whether it continues to be in shareholders’ best interest.

(f) Stock Option Plans

On May 24, 2005, our shareholders approved our 2005 Equity Incentive Plan (“EIP”). The EIP provides for awards of Common Stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 7.5 million shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares. Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant. The EIP includes options granted to replace existing Cedara Software Corp. options (“Replacement Options”) and new option grants. Replacement Options were granted pursuant to the merger agreement with the same economic terms, as adjusted for conversion ratio and currency. The majority of these options vest over a three or four-year period. As of December 31, 2006, incentive stock options to purchase 464,500 shares of our Common Stock and non-statutory stock options to purchase 2,656,875 shares of our Common Stock were outstanding under this plan.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of the options vest over a four-year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant. At December 31, 2006, there were 801,556 shares of our Common Stock available for option grants under this plan, however, we do not plan on issuing any more options under this plan. At December 31, 2006, options to purchase 285,243 shares of our Common Stock were outstanding under this plan.

Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of options granted under this plan fully vested at the date of grant. Any expired or forfeited options granted under this plan are not eligible for re-issuance. The options granted under this plan expire ten years and one day from the date of grant. At December 31, 2006, there were 9,592 shares of Common Stock available for option grants; however, we do not plan on issuing any more options under this plan. At December 31, 2006, options to purchase 130,411 shares of our Common Stock were outstanding under this plan.

Our Board of Directors adopted an equity compensation plan in connection with our acquisition on July 17, 2003 of RIS Logic. At December 31, 2006, options to purchase 34,770 shares of our Common Stock were outstanding under this plan.

(g) Stock Purchase Plan

We maintain an employee stock purchase plan that allowed employees to purchase stock at a 5% discount from the market price at the end of each calendar quarter during the last quarter of 2006 and the last three quarters of 2005. During 2004 and the first quarter of 2005, employees purchased stock at the lesser of the stock price at the start of each calendar quarter or the end of each calendar quarter. Contributions to the employee stock purchase plan are made through payroll deductions. Employees contributed $33, $65 and $68 during 2006, 2005 and 2004, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

As of March 17, 2006, use of our registration statement on Form S-8 relating to the issuance of Common Stock was suspended. Consequently, all 2006 contributions under this plan were returned and the plan was suspended. Contributions were resumed during the fourth quarter of 2006.

(h) Exchange Rights

As part of our business combination with Cedara Software, we granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software exchangeable shares on a one-for-one basis. As of December 31, 2006, there were 4,568,155 Cedara Software exchangeable shares outstanding. We have the right to redeem all of the exchangeable shares at anytime after April 29, 2010 or if less than 10% of the number of exchangeable shares issued on the effective date of the business combination remain outstanding, provided that we give sixty days advance written notice.

As of March 17, 2006, our registration statement on Form S-3 relating to issuance of our Common Stock upon exchange of exchangeable shares was suspended. On February 13, 2007, we filed the Final

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

Prospectus related to this registration of our Common Stock, following the SEC’s Notice of Effectiveness on February 9, 2007. As a result, the exchangeable shares of Merge Cedara ExchageCo Limited may once again be converted into the Common Stock of Merge on a one-to-one basis.

(12)   Employee Benefit Plan

We maintain defined contribution retirement plans (401(k) profit sharing plan for the U.S. employees and RRSP for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate. We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in 2006 and 2005, and 2.5% in 2004. Our matching contributions totaled $806, $415 and $203 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2005, we also paid a discretionary profit sharing contribution of $120 that was accrued for at December 31, 2004 under these plans.

(13)   Concentrations of Risk

(a) Cash in Excess of Federally Insured Amount

Substantially all of our cash and cash equivalents are held at a few financial institutions located in the U.S., Canada and the Netherlands. Deposits held with these banks exceed the amount of insurance provided on such deposits. Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

(b) Net Sales and Accounts Receivable

The majority of our clients are OEM’s, imaging centers, hospitals and integrated delivery networks. If significant adverse macro—economic factors were to impact these organizations, it could materially adversely affect us. Our access to certain software and hardware components is dependent upon single and sole source suppliers. The inability of any supplier to fulfill our supply requirements could affect future results.

Foreign sales, denominated in U.S. Dollars, accounted for approximately 18%, 40% and 32% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, sales in foreign currency represented 4%, 4% and 13%, respectively, of our net sales.

For the years ended December 31, 2006, 2005 and 2004, we had zero, two and one individual customer that represented more than 10% of net sales. For the year ended December 31, 2005, Toshiba Medical Systems Corporation and Hitachi Medical Corporation accounted for 16% and 10%, respectively, of net sales. For the years ended December 31, 2004, Philips Medical Systems accounted for 10% of net sales. We had one customer, Hitachi Medical Corporation, which comprised 27% of the total accounts receivable as of December 31, 2005. No individual customer accounted for more than 10% of our total accounts receivable as of December 31, 2006.

Merge Technologies Incorporated
Notes to Consolidated Financial Statements (Continued)
(in thousands, except for share and per share data)

The following tables present certain geographic information, based on location of customer:

	Net Sales
	2006	2005	2004
United States of America	$61,467	$49,244	$17,965
Japan	3,394	24,377	1,122
Europe	7,024	6,626	4,704
Canada	2,052	1,877	2,458
Other	1,105	477	98
Total net sales	$75,042	$82,601	$26,347

	Long-Lived Assets
	2006	2005	2004
United States of America	$2,576	$2,889	$1,128
Canada	1,096	1,504	338
Europe	231	45	28
Other	37	2	4

Long-lived assets represent property, plant and equipment, net of related depreciation. Long-lived assets in service at the China office were not material as of December 31, 2006 and 2005.

(14)   Quarterly Results (unaudited)

	2006 Quarterly Results
	March 31	June 30	September 30	December 31(1)
Net sales	$16,196	$31,722	$13,950	$13,174
Loss before income taxes	(6,718)	(214,409)	(9,963)	(24,908)
Net loss	(4,900)	(215,769)	(10,751)	(27,038)
Basic loss per share	$(0.15)	$(6.41)	$(0.32)	$(0.80)
Diluted loss per share	(0.15)	(6.41)	(0.32)	(0.80)

	2005 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$6,937	$15,161	$35,043	$25,460
Income (loss) before income taxes	254	(14,011)	14,973	4,016
Net income (loss)	165	(15,201)	9,600	2,779
Basic income (loss) per share	$0.01	$(0.79)	$0.30	$0.08
Diluted earnings (loss) per share	0.01	(0.79)	0.28	0.08

(1)         Includes a $1,970 adjustment, recorded in the fourth quarter, related to the goodwill impairment charge recorded in the second quarter. The correction resulted in an increase to goodwill impairment, restructuring charges and other expenses in the amount of $1,970.

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

(a)          Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described below, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting as of December 31, 2006 relating to our control environment, revenue recognition, accounting for income taxes, accounting for business combinations and the implementation of a new accounting system. Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)          Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2006:

1.                We did not maintain an effective  control environment. Specifically, we lacked an appropriate control consciousness and sufficient resources to address and remediate certain control deficiencies on a timely basis. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

2.                We did not maintain effective policies and procedures relating to revenue recognition. Specifically, the lack of effective policies and procedures surrounding the review and determination of revenue recognition associated with our sales contracts and accurate recording of revenue contributed to incorrect recognition of revenue in our preliminary 2006 consolidated financial statements, which were corrected prior to issuance. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

3.                We did not maintain effective policies and procedures relating to the preparation of current and deferred income tax provisions and related balance sheet accounts. Specifically, we did not prepare account analyses and perform account reconciliation procedures in a timely manner. In addition we lacked sufficient personnel with institutional knowledge and technical expertise in the accounting for income taxes. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

4.                We did not maintain effective policies and procedures over the accounting for business combinations. Specifically, we did not have formal policies and procedures to provide for sufficient analysis to identify all net assets acquired in a prior period business combination and allowable adjustments to goodwill, which resulted in an adjustment to correct an error that we have recorded in the fourth quarter of 2006 in our consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

5.                We did not maintain effective policies and procedures over the implementation of our new accounting system for our U.S. operations, which we commenced in the fourth quarter. Specifically, we failed to apply  procedures with respect to program development to ensure that certain financial reports that impact our financial reporting were developed and maintained appropriately. As a result, controls over the access to, and completeness, accuracy and validity of transactions processed through and reports generated from our accounting system were not designed appropriately or did not operate as designed. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected and contributed to the revenue recognition deficiency described above.

As a result of the material weaknesses described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established by COSO.

KPMG LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on management’s assessment of our internal control over financial reporting. This report can be found below.

(c)           Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Merge Technologies Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Merge Technologies Incorporated (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.                The Company did not maintain an effective control environment. Specifically, the Company lacked an appropriate control consciousness and sufficient resources to address and remediate certain control deficiencies on a timely basis. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

2.                The Company did not maintain effective policies and procedures relating to revenue recognition. Specifically, the lack of effective policies and procedures surrounding the review and determination of revenue recognition associated with the Company’s  sales contracts and accurate recording of revenue contributed to incorrect recognition of revenue in the Company’s preliminary 2006 consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3.                The Company did not maintain effective policies and procedures relating to the preparation of current and deferred income tax provisions and related balance sheet accounts. Specifically,the Company did not prepare account analyses and perform account reconciliation procedures in a timely manner. In addition, the Company lacked sufficient personnel with institutional knowledge and technical expertise in the accounting for income taxes. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4.                The Company did not maintain effective policies and procedures over the accounting for business combinations. Specifically, the Company did not have formal policies and procedures to provide for sufficient analysis to identify all net assets acquired in a prior period business combination and allowable adjustments to goodwill, which resulted in an error in the Company’s preliminary 2006 financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

5.                The Company did not maintain effective policies and procedures over the implementation of the Company’s new accounting system for the Company’s U.S. operations, which the Company commenced in the fourth quarter. Specifically, the Company failed to apply procedures with respect to program development to ensure that certain financial reports that impact the Company’s financial reporting were developed and maintained appropriately. As a result, controls over the access to, and completeness, accuracy and validity of transactions processed through and reports generated from the Company’s accounting  system were not designed appropriately or did not operate as designed. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected and contributed to the revenue recognition deficiency described above.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 8, 2007, which expressed an unqualified opinion on the consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
March 8, 2007

(d)          Changes in Internal Control Over Financial Reporting

The following significant changes in our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

1.                We have restructured our organization such that we have three business units, with presidents, that report to our CEO and controllers that report to members of the finance department under the direct responsibility of the Chief Accounting Officer.

2.                We have created an internal audit function that reports directly to the Audit Committee of our Board of Directors and is responsible for, among other things, a quarterly review of each of our sales contracts under which we expect to receive revenue in excess of $100,000.

3.                We commenced an accounting system replacement initiative for our U.S. operations. The project scope includes a replacement of certain aspects of our financial systems (general ledger, accounts payable, accounts receivable, order entry and fulfillment) as a first phase of the overall project plan. The above named aspects of our financial systems and related control processes and procedures were operating, to a limited extent, as of December 31, 2006.

(e)         Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting

We have substantially completed the items outlined in the remediation plan that was previously approved by the Audit Committee of our Board (see the 2005 Annual Report on Form 10-K for a full description of the remediation plan).  Based on a review conducted by our internal audit function, we continue to address the following steps from the 2005 remediation plan, as well as additional items that we will address as a result of our 2006 assessment of internal control over financial reporing:

1.                We continue to enhance our contract review processes to include a cross functional group that is responsible for reviewing contracts and providing information required to assist us in our determination of revenue recognition.

2.                We continue to formalize our procedures for project status determination and customer acceptance sign-off.

3.                We continue to enhance our education program for our sales and service organization to educate them regarding our revenue recognition policies. We continue to implement formal representation and verification procedures with sales staff as of December 31, 2006.

4.                We continue to refine our contract review process, related to contracts with non-standard or complex terms, with a goal of determining the appropriate accounting treatment prior to quarter-end. We have refined our contract review processes and procedures as of December 31, 2006. In addition, we have refined our goal with respect to this remediation item to determining the appropriate accounting treatment prior to providing our quarterly results to our external auditors.

Based on our assessment of our internal control over financial reporting as of December 31, 2006, management has committed to the following additional remediation items:

1.                The formalization of policies and procedures to provide for sufficient analysis to identify all net assets acquired in a business combination.  Specifically, the institution of a formal checklist that we will use to ensure that we have considered applicable issues and considerations associated with purchase price allocation, including income tax related items.

2.                The expansion of our policies and procedures surrounding the program development or implementation of internal-use software applications.  Specifically, we will adjust our current policies and procedures to ensure that more significant testing procedures, including the testing of multiple transactions and reports over an extended period of time, are performed prior to implementing significant changes to our internal-use software applications (including our accounting systems) that directly impact our financial reporting process.

In addition to our continued institution, refinement and improvement of our remediation plan, the Audit Committee has committed to expanding the resources of our accounting and finance organization. Most notably, we have hired, subsequent to December 31, 2006, a Chief Financial Officer, Vice President of Finance, Director of SEC Financial Reporting, and a Corporate Controller and plan to expand the finance department further during 2007. In addition, it is anticipated that our current Chief Accounting Officer will transition his responsibilities to the Vice President of Finance and he will become the leader of our Internal Audit function. We will also utilize external professional accounting resources to assist with the identification and proper application of generally accepted accounting principles in all of our ongoing tax activities (in addition to complex transactions).

Item 9B.               OTHER INFORMATION

None.

PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we will file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2007 annual shareholder meeting (the ‘‘Proxy Statement’’) not later than April 30, 2007, and are therefore incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following table sets forth the names of our Executive Officers, and their respective ages and positions with us, followed by a brief biography of each individual, including his business experience during the past five years.

Name	Age	Position
Kenneth D. Rardin	56	President and Chief Executive Officer, Director
Gary D. Bowers	54	President, Merge Healthcare North America
Jacques F. Cornet	51	President, Merge Healthcare EMEA
Steven R. Norton	45	Executive Vice President and Chief Financial Officer
Loris Sartor	49	President, Cedara Software

Kenneth D. Rardin, was appointed as a Director and our President and Chief Executive Officer on September 6, 2006. Mr. Rardin has over 25 years of senior executive management experience in the healthcare information technology, computer software and computer services industries. From October 2004 to January 2006, Mr. Rardin served as Chairman and Chief Executive Officer of Park City Solutions, a leading eHealth company that specialized in electronic health records, systems integration and consulting. Prior to joining Park City Solutions, Mr. Rardin was the Managing Partner of Rardin Capital Management, a technology and financial consulting company. From October 1992 to October 1998, Mr. Rardin served as Chairman and Chief Executive Officer of IMNET Systems, Inc., an electronic healthcare information management system company.

Gary D. Bowers was appointed President, Merge Healthcare North America on February 12, 2007. He had earlier served as our Senior Vice President for Strategic Business Initiatives from November 2006, from which position he led the Company’s onshore-offshore development, service and support initiative in Pune, India. He joined the Company as Vice President in September 2006. Previously, Mr. Bowers was Senior Vice President, Product Technology, for Park City Solutions from October 2004 to November 2005, and was a General Partner of Rardin Capital Management from December 1999 to September 2004. From October 1992 to April 1999, Mr. Bowers held various senior executive positions at IMNET Systems, Inc., including Executive Vice President of Product Technology and Chief Operating Officer. Mr. Bowers holds a B.A. in Statistics (magna cum laude) from the University of Rochester.

Jacques F. Cornet was appointed President, Merge Healthcare EMEA (Europe, Middle East, Africa) in November 2006. He was formerly Vice President Business Development and Strategic Marketing of Cedara. Before joining Cedara in mid-2000, Mr. Cornet held several strategic business management positions at ADAC Laboratories (now part of Philips Medical Systems) in the U.S., GE HealthCare in Europe and the U.S. and GE Calma in Europe. Mr. Cornet holds a M. Sc. Degree in ElectroMechanical and Computer Sciences and Executive Marketing from HEC France.

Steven R. Norton joined the Company as Executive Vice President and Chief Financial Officer effective January 8, 2007. Mr. Norton manages all financial areas of the Company, as well as human resources, legal, information technology, and investor relations. Previously, Mr. Norton was Senior Vice President and Chief Financial Officer at Manhattan Associates, a publicly traded supplier of supply chain management software and systems, from January 2005 to March 2006. From November 1999 to January 2005, he was an Executive Vice President and Chief Financial Officer for Concurrent Computer Corporation. Additionally, Mr. Norton has held senior management positions at LHS Group, Ernst & Young, and KPMG. Mr. Norton earned his Bachelor of Arts degree from Michigan State University in 1983.

Loris Sartor was appointed President, Cedara Software in November 2006. He formerly held various positions with Cedara, including Director of the Platforms Products Division, Product Vice President, Divisional Vice President of Engineering and Customer Solutions, and most recently Vice President of

Sales. Prior to joining Cedara in December 1993, Mr. Sartor held several technical and management positions in the Sietec Open Systems Division at Siemens Electric Ltd., as well as various other technical positions within the software industry. Mr. Sartor holds a Bachelor of Applied Science and Engineering Degree (Computer Science Option) and an M.B.A. from the University of Toronto.

The remaining information required by this item is incorporated herein by reference to the information set forth under the caption ‘‘Directors and Executive Officers’’ in our Proxy Statement.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the caption ‘‘Compensation of Executive Officers and Directors’’ in our Proxy Statement.

Item 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the caption ‘‘Security Ownership and Certain Beneficial Owners and Management’’ in our Proxy Statement.

Item 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information set forth under the caption ‘‘Related Party Transactions’’ in our Proxy Statement.

Item 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption ‘‘Accounting Fees and Services’’ in our Proxy Statement.

PART IV

Item 15.                 EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)   The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•        Consolidated Balance Sheets at December 31, 2006 and December 31, 2005;

•        Consolidated Statements of Operations for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004;

•        Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004;

•        Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004;

•        Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004; and

•        Notes to Consolidated Financial Statements.

(b)   See Exhibit Index that follows.

Exhibit Index

2.1

Merger Agreement by and among Merge Technologies Incorporated, AccuImage Diagnostics Corp., ADI Acquisition Corp. and the Principal Shareholder of AccuImage Diagnostics Corp. dated November 24, 2004(B)

2.2	Merger Agreement by and among Merge Technologies Incorporated, Cedara Software Corp. and Corrida, Ltd. dated January 17, 2005(C)
3.1

Articles of Incorporation of Registrant(D), Articles of Amendment as filed on December 28, 1998 (E) Articles of Amendment as filed on September 2, 1999(F), Articles of Amendment as filed on February 23, 2001(F), Articles of Amendment as filed on August 9, 2002(G), Articles of Amendment as filed on May 27, 2005(H), and Articles of Amendment as filed on September 6, 2006(J)

3.2	Amended and Restated Bylaws of Registrant(J)
4.1	Rights Agreement, dated as of September 6, 2006, between the Registrant and American Stock Transfer & Trust Co.(J)
10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(G)*
10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(G)*
10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(G)*
10.4	Letter Agreement dated May 12, 2006, between Registrant and Scott T. Veech(K)*
10.5	Employment Agreement entered into as of April 1, 2006, between Registrant and David M. Noshay(L)*
10.6	Employment Agreement entered into as of April 1, 2006, between Registrant and Robert J. White(L)*
10.7	Key Officer Agreement entered into as of October 12, 2005, by and between Registrant and Steven M. Oreskovich(M)*
10.8	Letter Agreement dated July 2, 2006 by and between Registrant and Steven M. Oreskovich(N)*
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(D), as amended and restated in its entirety as of September 1, 2003(O)*
10.10	Employment Agreement entered into as of September 6, 2006, between the Registrant and Kenneth D. Rardin (J)*
10.11	Employment Agreement entered into as of January 8, 2007 between the Registrant and Steven R. Norton(P)*
10.12	Employment Agreement entered into as of February 5, 2007 between the Registrant and Gary Bowers*
10.13	1998 Stock Option Plan For Directors(Q)*
10.14	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(O)*
10.15	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(R)*
10.16	Termination Agreement between Cedara Software Corp., Abe Schwartz and Merge Technologies Incorporated dated June 1, 2005(S)*
10.17	Form of Non-Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(M)*
10.18	Form of Employee Incentive Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(M)*
10.19	Form of Director Non-Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(M)*
14.1	Code of Ethics(G)
14.2	Whistleblower Policy(G)
21	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP.
31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32

Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Amended and Restated Audit Committee Charter(M)

(A)       Intentionally omitted.

(B)        Incorporated by reference from Current Report on Form 8-K dated November 24, 2004.

(C)        Incorporated by reference from Current Report on Form 8-K dated January 18, 2005.

(D)       Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111), effective January 29, 1998.

(E)        Incorporated by reference from Quarterly Report on Form 10-QSB for the three months ended March 31, 1999.

(F)         Incorporated by reference from Annual Report on Form 10-KSB for the year ended December 31, 2000.

(G)      Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2003.

(H)      Incorporated by reference from Current Report on Form 8-K dated June 7, 2005.

(J)           Incorporated by reference from Current Report on Form 8-K dated September 6, 2006.

(K)       Incorporated by reference from Current Report on Form 8-K dated May 12, 2006.

(L)         Incorporated by reference from Current Report on Form 8-K dated April 1, 2006.

(M)     Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2005.

(N)       Incorporated by reference from Current Report on Form 8-K dated June 29, 2006.

(O)      Incorporated by reference from Quarterly Report on Form 10-Q for the three months ended September 30, 2003.

(P)         Incorporated by reference from the Registrant’s Current Report on Form 8-K dated January 16, 2007.

(Q)      Incorporated by reference from Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

(R)       Incorporated by reference from Registration Statement on Form S-8 (No. 333-125386) effective June 1, 2005.

(S)          Incorporated by reference from Quarterly Report on Form 10-Q for the six months ended June 30, 2005.

*                    Management contract, or compensatory plan, or arrangement, required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERGE TECHNOLOGIES INCORPORATED
Date: March 8, 2007	By:	/s/ KENNETH D. RARDIN
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)
Date: March 8, 2007	By:	/s/ STEVEN R. NORTON
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 8, 2007	By:	/s/ MICHAEL D. DUNHAM
Michael D. Dunham
Chairman of the Board
Date: March 8, 2007	By:	/s/ ROBERT A. BARISH
Robert A. Barish, M. D.
Director
Date: March 8, 2007	By:	/s/ DENNIS BROWN
Dennis Brown
Director
Date: March 8, 2007	By:	/s/ ROBERT T. GERAS
Robert T. Geras
Director
Date: March 8, 2007	By:	/s/ ANNA MARIE HAJEK
Anna Marie Hajek
Director
Date: March 8, 2007	By:	/s/ R. IAN LENNOX
R. Ian Lennox
Director
Date: March 8, 2007	By:	/s/ KEVIN E. MOLEY
Kevin E. Moley
Director
Date: March 8, 2007	By:	/s/ KEVIN G. QUINN
Kevin G. Quinn
Director
Date: March 8, 2007	By:	/s/ RAMAMRITHAM RAMKUMAR
Ramamritham Ramkumar
Director
Date: March 8, 2007	By:	/s/ KENNETH D. RARDIN
Kenneth D. Rardin
Director
Date: March 8, 2007	By:	/s/ RICHARD A. RECK
Richard A. Reck
Director