Form 10-Q
period 2007-03-31
MERGE TECHNOLOGIES INC
filed 2007-05-09
CIK 944765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0-29486
MERGE TECHNOLOGIES INCORPORATED
(Exact name of Registrant as specified in its charter.)

Wisconsin	39-1600938
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6737 West Washington Street, Suite 2250, Milwaukee, WI	53214-5650
(Address of principal executive offices)	(zip code)
(414) 977-4000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (see definition of accelerated filer and large accelerated filer as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of May 4, 2007, the Registrant had 32,198,650 shares of Common Stock outstanding.

i

PART I
Item 1. Consolidated Financial Statements
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,169	$45,945
Accounts receivable, net of allowance for doubtful accounts of $1,955 and $1,683 at March 31, 2007 and December 31, 2006, respectively	17,820	17,210
Inventory	2,130	2,164
Prepaid expenses	1,972	1,660
Deferred income taxes	196	196
Other current assets	1,749	812

Total current assets	61,036	67,987
Property and equipment:
Computer equipment	5,087	5,017
Office equipment	1,945	1,919
Leasehold improvements	1,494	1,460

	8,526	8,396
Less accumulated depreciation	4,885	4,456

Net property and equipment	3,641	3,940
Purchased and developed software, net of accumulated amortization of $12,300 and $11,235 at March 31, 2007 and December 31, 2006, respectively	15,997	16,628
Customer intangibles, net of accumulated amortization of $4,536 and $3,966 at March 31, 2007 and December 31, 2006, respectively	8,941	9,511
Goodwill	124,407	124,407
Deferred income taxes	3,614	3,303
Other assets	8,719	8,887

Total assets	$226,355	$234,663

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,190	$10,665
Accrued wages	6,774	6,244
Income taxes payable	—	4,033
Deferred revenue	18,922	18,175

Total current liabilities	34,886	39,117
Deferred revenue	2,751	3,218
Income taxes payable	5,329	—
Other	396	633

Total liabilities	43,362	42,968
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Series B Junior Participating Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 31,979,852 shares and 29,291,030 shares issued and outstanding at March 31, 2007 and December 31, 2006	320	293
Common Stock subscribed: 7,898 and 5,242 shares at March 31, 2007 and December 31, 2006, respectively	37	33
Additional paid-in capital	452,428	451,130
Accumulated deficit	(271,722)	(261,648)
Accumulated other comprehensive income	1,930	1,887

Total shareholders’ equity	182,993	191,695

Total liabilities and shareholders’ equity	$226,355	$234,663

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Net sales:
Software and other	$8,056	$9,545
Services and maintenance	7,615	6,651

Total net sales	15,671	16,196
Cost of sales:
Software and other	1,995	1,658
Services and maintenance	3,499	3,686
Amortization	1,062	1,277

Total cost of sales	6,556	6,621

Gross profit	9,115	9,575
Operating costs and expenses:
Sales and marketing	4,750	5,221
Product research and development	5,399	4,843
General and administrative	7,431	5,841
Restructuring and other expenses	797	22
Depreciation and amortization	1,002	1,042

Total operating costs and expenses	19,379	16,969

Operating loss	(10,264)	(7,394)
Other income (expense):
Interest expense	(45)	(4)
Interest income	450	660
Other, net	47	20

Total other income	452	676

Loss before income taxes	(9,812)	(6,718)
Income tax expense (benefit)	262	(1,818)

Net loss	$(10,074)	$(4,900)

Loss per share—basic	$(0.30)	$(0.15)

Weighted average number of common shares outstanding—basic	33,885,682	33,634,778

Loss per share—diluted	$(0.30)	$(0.15)

Weighted average number of common shares outstanding—diluted	33,885,682	33,634,778

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,074)	$(4,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,064	2,318
Stock-based compensation	1,191	1,289
Provision for doubtful accounts receivable, net of recoveries	272	(177)
Deferred income taxes	—	(1,652)
Change in assets and liabilities:
Accounts receivable	(867)	3,740
Inventory	33	(398)
Prepaid expenses	(310)	(692)
Accounts payable and other accrued liabilities	(1,711)	163
Accrued wages	527	(672)
Deferred revenue	281	2,212
Other	216	765

Net cash provided by (used in) operating activities	(8,378)	1,996
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(123)	(254)
Purchased technology	—	(367)
Capitalized software development	(422)	(549)

Net cash used in investing activities	(545)	(1,170)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	139	25

Net cash provided by financing activities	139	25
Effect of exchange rate changes on cash	8	(1)

Net increase (decrease) in cash	(8,776)	850
Cash and cash equivalents, beginning of period	45,945	64,278

Cash and cash equivalents, end of period	$37,169	$65,128

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of refunds	$39	$69
Equity securities received in sales transactions	$—	$2,010
See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(10,074)	$(4,900)
Accumulated other comprehensive income:
Cumulative translation adjustment	(16)	—
Unrealized gain (loss) on marketable securities (1)	36	(29)

Comprehensive net loss	$(10,054)	$(4,929)

(1)	Net of income tax expense of $24 and $19 for the three months ended March 31, 2007 and 2006, respectively.
See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)
(1) Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and footnotes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2006 of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us,” or “our”).
     Our accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to present a fair statement of our financial position and results of operations. Such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
(a) Reclassifications
     Where appropriate, certain reclassifications have been made to the prior years financial statements to conform to the current year presentation. Specifically, we reclassified $286 of expense from “product research and development” to “software and other cost of sales” within the Consolidated Statement of Operations for the three months ended March 31, 2006, to conform to current year presentation.
(b) Accounting for uncertainty in income taxes
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Pursuant to FIN No. 48 we have reclassified as noncurrent, unrecognized tax benefits not expected to be paid within one year. The impact of adopting FIN No. 48 had the cumulative effects explained in Note 7 below.
(c) Presentation of sales tax in statement of operations
     On January 1, 2007, we adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. We account for sales taxes on a net basis and EITF No. 06-3 did not have a material impact on our consolidated financial statements for the three months ended March 31, 2007.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
(2) Other Intangibles
     Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of March 31, 2007 as follows:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased technology	3.5	$16,990	$(6,883)
Customer relationships	4.0	13,477	(4,536)
Patents	9.0	129	(13)

Total	3.7	$30,596	$(11,432)

     Purchased technology amortization expense, which is being recorded in cost of sales ratably over the life of the related intangible asset, was $753 for the three months ended March 31, 2007 and 2006. Customer relationships and patent amortization expense, which is being recorded ratably over the life of the related intangible asset in depreciation and amortization included in operating costs and expenses, was $570 for the three months ended March 31, 2007 and 2006, respectively.
     Estimated aggregate amortization expense for the remaining periods is as follows:

For the remaining 9 months for the year ended:	2007	$3,833
For the year ended:	2008	4,810
	2009	4,404
	2010	4,277
	2011	1,785
	Thereafter	55
     As of March 31, 2007, we had gross capitalized software development costs of $11,178 and accumulated amortization of $5,404. The weighted-average remaining amortization period of capitalized software development costs was 2.5 years as of March 31, 2007. During three months ended March 31, 2007 and 2006, we capitalized software development costs of $422 and $549, respectively. Amortization expense related to developed software of $309 and $524 was recorded to cost of sales during the three months ended March 31, 2007 and 2006, respectively. Amortization expense during the three months ended March 31, 2006 included the impairment of certain of our capitalized software projects of approximately $169, as we no longer anticipate future sales of such products.
(3) Earnings Per Share
     Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, except for options with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006:

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended
	March 31,
	2007	2006
Numerator:

Net loss per share – basic and diluted	$(10,074)	$(4,900)

Denominator:
Weighted average number of shares of Common Stock outstanding – basic and diluted	33,885,682	33,634,778

Net loss per share—basic and diluted	$(0.30)	$(0.15)

     The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities for the three months ended March 31, 2007 and 2006 of 4,128,757 and 5,305,509, respectively.
     As a result of the losses during the three months ended March 31, 2007 and 2006, incremental shares from the assumed conversion of employee stock options totaling 59,183 and 928,484, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
     For the three months ended March 31, 2007 and 2006, options to purchase 3,375,110 and 149,500 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share.
(4) Share-Based Compensation
     We maintain four stock-based employee compensation plans (including our employee stock purchase plan) and one director option plan under which we grant options to acquire shares of our Common Stock to certain employees, non-employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition. Options generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). The Replacement Options, which we granted pursuant to the merger agreement, had the same economic terms as the Cedara options that they replaced, as adjusted for the conversion ratio and currency. The majority of these options vest over a three or four–year period and have a contractual life of six years.
     We maintain an employee stock purchase plan that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. The price eligible employees pay per share of Common Stock is at a 5% discount from the market price at the end of each calendar quarter.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) recognized during the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
	2007	2006
Share-based compensation expense included in statement of operations:
Services and maintenance (cost of sales)	$106	$136
Sales and marketing	265	391
Product research and development	302	372
General and administrative	510	550

Total	1,183	1,449
Tax benefit	—	(176)

Share-based compensation expense, net of tax	$1,183	$1,273

Decrease in basic loss per share	$(0.03)	$(0.04)

Decrease in diluted loss per share	$(0.03)	$(0.04)

     The differences between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation recorded as additional paid-in capital during the three months ended March 31, 2007 and 2006 of $8 and $16, respectively, was attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.
(5) Restructuring
     The following table shows the restructuring activity during the three months ended March 31, 2007:

Accrued
Restructuring
Balance at December 31, 2006	$1,997
Charges to expense	797
Payments	(1,716)

Balance at March 31, 2007	$1,078

     At March 31, 2007, the remaining costs consist of one-time termination benefits and as such are primarily classified within accrued wages.
(6) Segment Information
     Late in 2006, we reorganized our business to better reflect emerging market needs. We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our original equipment manufacturer (“OEM”) business unit, which primarily sells to OEMs and value added resellers (“VARs”), comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Our principal executive officer has been identified as the chief operation decision maker in assessing the performance of the segments and the allocation of resources to segments. The

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
principal executive officer relies on the information derived from our financial reporting process. During the three months ended March 31, 2007, the primary financial measure used by the principal executive officer in assessing performance and allocating resources was revenue. All other components of operating results and assets, including goodwill, are managed on a consolidated basis.
     The following tables provide revenue from our reportable segments for the three months ended March 31, 2007 and 2006, respectively:

	For the Three Months Ended March 31, 2007
	Merge
	Healthcare		Merge
	North	Cedara	Healthcare
	America	Software	EMEA	Total
Net sales:
Software and other	$4,659	$2,922	$475	$8,056
Service and maintenance	5,496	1,918	201	7,615

Total net sales	$10,155	$4,840	$676	$15,671

	For the Three Months Ended March 31, 2006
	Merge
	Healthcare		Merge
	North	Cedara	Healthcare
	America	Software	EMEA	Total
Net sales:
Software and other	$4,386	$5,007	$152	$9,545
Service and maintenance	4,629	1,822	200	6,651

Total net sales	$9,015	$6,829	$352	$16,196

(7) Income Taxes
     We adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $5,566. This amount was increased by $367 during the period ending March 31, 2007. We recognize interest and penalties in the provision for income taxes. Total accrued interest and penalties as of March 31, 2007 was $186. The adoption of FIN No. 48 did not result in an adjustment to retained earnings due to the full valuation allowance maintained on our deferred tax assets.
     The total amount of unrecognized tax benefits at January 1, 2007 and March 31, 2007 that, if recognized, would affect the effective tax rate from continuing operations is $2,529 and $2,748, respectively. The remainder of unrecognized tax benefits, if recognized, would result in a decrease to goodwill. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
     We are subject to taxation in the U.S. and Canada federal jurisdictions, various state and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2003.
(8) Commitments and Contingencies
     Between March 22, 2006, and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG, our auditing firm. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10(b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendant’s deadline to move, answer or otherwise respond to the remainder of the operative amended complaint is May 21, 2007. We intend to vigorously defend the lawsuit, including, but not limited to, possibly moving to dismiss the consolidated amended complaint.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements. The plaintiffs also allege that we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee has full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. The defendant’s deadline to move, answer or otherwise respond to the remainder of the operative amended complaint has been extended to May 16, 2007.
     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC has advised us that this inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. We continue to cooperate with the SEC.
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
(9) Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements, should we choose the fair value option effective as of the beginning of our fiscal year 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 and the following factors: the uncertainty created by the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management; costs, risks and effects of legal proceeding and investigations, including the informal, non-public inquiry being conducted by the SEC and class action, derivative, and other lawsuits; costs and risks associated with our restructuring efforts, including whether and to what extent we will recognize benefits from our right-sizing efforts; risks in product and technology development; market acceptance of new products and continuing product demand; the impact of competitive products and pricing; our ability to integrate acquisitions; changing economic conditions; our credit and payment risks associated with our end-users sales; our dependence on major customers; and dependence on key personnel. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.
Overview
     Operating under the name Merge Healthcare, we develop medical imaging and information management software and deliver related services. Late in 2006, we reorganized our business to better reflect emerging market needs. We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our OEM business unit, which primarily sells software products, developer toolkits and custom engeering services to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.
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
     We have aggressively expanded our product offerings through our acquisitions of eFilm in 2002, RIS Logic in 2003 and AccuImage in January 2005, and our business combination with Cedara Software Corp. (including its subsidiary, eMed Technologies, Inc.) in June 2005.
     We continue to face challenges including the informal, non-public inquiry being conducted by the SEC and class action and other lawsuits. In addition, we continue to execute on several initiatives that were started in late 2006, including our right-sizing and reorganization, our onshore / offshore global software engineering and support delivery model and significant changes to our senior management. However, we believe that it will take time for these initiatives and hirings to have an impact on our net sales and operating income. For a more detailed discussion of these items see Part II, Item 1, “Legal Proceedings,” in this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year end December 31, 2006, filed on March 8, 2007.
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
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 8, 2007.

Results of Operations
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months Ended March 31,				Change
	2007	%(1)	2006	%(1)	$	%
Net sales:
Software and other	$8,056	51.4%	$9,545	58.9%	$(1,489)	(15.6%)
Services and maintenance	7,615	48.6%	6,651	41.1%	964	14.5%

Total net sales	15,671	100.0%	16,196	100.0%	(525)	(3.2%)
Cost of sales:
Software and other	1,995	24.8%	1,658	17.4%	337	20.3%
Services and maintenance	3,499	45.9%	3,686	55.4%	(187)	(5.1%)
Amortization	1,062	NM (2)	1,277	NM (2)	(215)	(16.8%)

Total cost of sales	6,556	41.8%	6,621	40.9%	(65)	(1.0%)

Gross margin
Software and other (3)	4,999	62.1%	6,610	69.3%	(1,611)	(24.4%)
Services and maintenance	4,116	54.1%	2,965	44.6%	1,151	38.8%

Total gross margin	9,115	58.2%	9,575	59.1%	(460)	(4.8%)
Operating expenses:
Sales and marketing	4,750	30.3%	5,221	32.2%	(471)	(9.0%)
Product research and development	5,399	34.5%	4,843	29.9%	556	11.5%
General and administrative	7,431	47.4%	5,841	36.1%	1,590	27.2%
Restructuring and other expenses	797	5.1%	22	0.1%	775	NM (2)
Depreciation and amortization	1,002	6.4%	1,042	6.4%	(40)	(3.8%)

Total operating costs and expenses	19,379	123.7%	16,969	104.8%	2,410	14.2%

Operating loss	(10,264)	(65.5%)	(7,394)	(45.7%)	(2,870)	38.8%
Other income (expense), net	452	2.9%	676	4.2%	(224)	(33.1%)

Loss before income taxes	(9,812)	(62.6%)	(6,718)	(41.5%)	(3,094)	46.1%
Income tax expense (benefit)	262	1.7%	(1,818)	(11.2%)	2,080	NM (2)

Net loss	$(10,074)	(64.3%)	$(4,900)	(30.3%)	$(5,174)	105.6%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales

Net Sales
Net sales, by business unit, are indicated as follows:

	Three Months Ended March 31,				Change
	2007	%	2006 (1)%		$	%
Cedara:
Software and other	$2,922	60.4%	$5,007	73.3%	$(2,085)	(41.6%)
Services and maintenance	1,918	39.6%	1,822	26.7%	96	5.3%

Total net sales	4,840	100.0%	6,829	100.0%	(1,989)	(29.1%)
Merge Healthcare North America:
Software and other	4,659	45.9%	4,386	48.7%	273	6.2%
Services and maintenance	5,496	54.1%	4,629	51.3%	867	18.7%

Total net sales	10,155	100.0%	9,015	100.0%	1,140	12.6%
Merge Healthcare EMEA:
Software and other	475	70.3%	152	43.2%	323	212.5%
Services and maintenance	201	29.7%	200	56.8%	1	0.5%

Total net sales	676	100.0%	352	100.0%	324	92.0%
Total net sales	$15,671		$16,196		$(525)	(3.2%)

(1)	Presented for comparability as if the business units had existed in the three months ended March 31, 2006.
     Software and Other Sales. Total software and other sales for the three months ended March 31, 2007 were $8.1 million, a decrease of approximately $1.5 million, or 15.6%, from $9.5 million for the three months ended March 31, 2006. The decrease in software and other sales primarily resulted from a $2.1 million decrease in revenue recognized on software and other sales through our Cedara business unit. During the three months ended March 31, 2007, Cedara entered into certain revenue contracts which included extended payment terms, and as a result, the revenue from the related sales will be recognized in future quarters when the payments become due. Revenue for the three months ended March 31, 2006 included $0.9 million in cash collections from a single customer whereby the revenue was previously deferred due to customer collectibility concerns and also $1.4 million from a single customer contract that did not have extended payment terms. Software and other sales for Merge Healthcare North America for the three months ended March 31, 2007 included $0.6 million of revenue from a single customer as we completed most of the installation of our software solution during this period. Software and other sales for Merge Healthcare EMEA increased $0.3 million, compared to the same period in the prior year, primarily due to our renewed focus on end-user customers in Europe. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis as a result of such factors.
     Service and Maintenance Sales. Total service and maintenance sales for the three months ended March 31, 2007 were $7.6 million, an increase of approximately $1.0 million, or 14.5%, from $6.7 million for the three months ended March 31, 2006. The increase in service and maintenance sales resulted from increased maintenance revenue of approximately $0.9 million through our Merge Healthcare North America business unit as new contract signings continued over the past twelve months and the renewal rate of our existing customers for annual software maintenance remained high.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $5.0 million for the three months ended March 31, 2007, a decrease of approximately $1.6 million, or 24.4%, from $6.6 million for the three months ended March 31, 2006. Gross margin on software and other sales as a percentage of software and other sales decreased to 62.1% in the three months ended March 31, 2007 from 69.3% in the three months ended March 31, 2006. Gross margin on software and other sales, as a percentage of related revenue, decreased primarily due to the mix in sales through our business units. Sales from our Cedara business unit, which typically consist of software only contracts at higher margins, were 36.3% of software and other sales for the three months ended March 31, 2007 compared to 52.5% for the three months ended March 31, 2006. Amortization of purchased and developed software remained constant at approximately 13.2.% and 13.4% of software and other sales for the three months ended March 31, 2007 and 2006, respectively. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units but generally to be similar to the three months ended March 31, 2007 and modestly improve as the volume of software sales increases in relation to total sales.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $4.1 million for the three months ended March 31, 2007, an increase of approximately $1.1 million, or 38.8%, from $3.0 million for the three months ended March 31, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, increased to 54.1% in the three months ended March 31, 2007 from 44.6% in the three months ended March 31, 2006. Gross margin on services and maintenance sales, as a percentage of related revenue, was low for the three months ended March 31, 2006 due to the fact that while services were incurred and expensed during the period, revenue associated with certain contracts was deferred until the three months ended June 30, 2006 when the product functionality was delivered. We have increased our offshore support personnel, located in Pune, India, to approximately 40 individuals as of March 31, 2007. The increase in costs from offshore support personnel were offset by reduced expenses as a result of our restructuring initiative. We expect our gross margin on services and maintenance sales going forward to be similar to the three months ended March 31, 2007.
Sales and Marketing
     Sales and marketing expense decreased approximately $0.5 million, or 9.0%, to approximately $4.7 million in the three months ended March 31, 2007 from $5.2 million in the three months ended March 31, 2006. Decreasing sales and marketing expenses were primarily attributable to $0.3 million of costs associated with the establishment of our French operations in the three months ended March 31, 2006 and $0.1 million of decreased SFAS No. 123R costs in the three months ended March 31, 2007. We continue to enhance our sales staff and anticipate that sales and marketing costs will modestly increase going forward.
Product Research and Development
     Product research and development expense increased approximately $0.6 million, or 11.5%, to $5.4 million in the three months ended March 31, 2007 from $4.8 million in the three months ended March 31, 2006. Increasing product research and development expenses were primarily attributable to $1.0 million of costs associated with the establishment of our offshore software development resources and $0.1 million of decreased capitalized software development costs in the three months ended March 31, 2007. We have increased our offshore software development personnel, located in Pune, India, to approximately 80 individuals as of March 31, 2007. These increases are partially offset by reduced expenses as a result of our restructuring initiative. While our total cost per software engineer is anticipated to decrease as a result of our offshore initiative, we anticipate growing this part of our organization to approximately 150 individuals by the end of 2007, which is likely to result in a continued increase in product research and development costs. We expect that the increased costs will be partially offset by the reduction in redundant personnel that are required during the knowledge transfer stage, which is expected to be complete during the second quarter of 2007.
General and Administrative
     General and administrative expense increased approximately $1.6 million, or 27.2%, to $7.4 million in the three months ended March 31, 2007 from $5.8 million in the three months ended March 31, 2006. Increased general and administrative expenses were primarily attributable to an increase in Merge Healthcare North America bad debt expense of $0.5 million, an increase in internal accounting costs and audit fees related to our Annual Report on Form 10-K that were incurred during the three months ended March 31, 2007 of $0.7 million, $0.3 million related to our annual performance bonus plan and a $0.2 million credit in the three months ended March 31, 2006 due to the settlement of a legal matter for less than we had previously estimated. These factors were offset by a $0.1 million decrease in unusual legal and accounting costs associated with our prior restatement, class action, derivative and other lawsuits. We incurred $1.4 million of such legal expenses in connection with the class action, derivative and other lawsuits and regulatory matters in the three months ended March 31, 2007, compared to $1.5 million of legal and accounting expenses in the three months ended March 31, 2006. We expect legal expenses to continue until such matters are settled.

Restructuring and Other Expenses
     We incurred restructuring and other expenses of $0.8 million of termination benefits in the three months ended March 31, 2007, primarily attributable to the restructuring intitiative that we engaged in during the fourth quarter of 2006. See Note 5 to the Consolidated Financial Statements for additional information. We anticipate that we will incur approximately an additional $0.2 million in one-time termination benefits during the second quarter of 2007 as we continue to execute our 2006 restructuring initiative.
Other Income, (Expense), Net
     Other income (expense) decreased approximately $0.2 million, or 33.1% in the three months ended March 31, 2007 from $0.7 million in the three months ended March 31, 2006 primarily due to a $0.2 million decrease in interest income as a result of our decreased cash and cash equivalents.
Income Tax Expense (Benefit)
     We recorded income tax expense of $0.3 million for the three months ended March 31, 2007, an increase of $2.1 million from the tax benefit of $1.8 million recorded in the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007 was approximately 2.7%. Our effective tax rate differed significantly from the statutory rate primarily as a result of the fact that we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the three months ended March 31, 2006 was approximately (27.1)%. Our effective tax rate differed significantly from the statutory rate primarily due to our benefiting from the extraterritorial income exclusion on a portion of the profits associated with the international sales of our software products. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in the next several quarters due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at March 31, 2007, which will be available to offset future taxable income in those jurisdictions.
Liquidity and Capital Resources
     Our cash and cash equivalents were $37.2 million at March 31, 2007, a decrease of approximately $8.8 million, or 19.1%, from our balance of $45.9 million at December 31, 2006. In addition, our working capital, defined as the amount by which our current assets exceed our current liabilities, was $26.2 million at March 31, 2007, a decrease of $2.7 million, or 9.4%, from our working capital of $28.9 million at December 31, 2006. We anticipate that we will continue to use cash during the next three to six months as we continue to invest in sales, product engineering, and our our infrastructure required to grow our business.
Operating Cash Flows
     Cash used in operating activities was $8.4 million during the three months ended March 31, 2007, compared to cash provided by operations of $2.0 million during the three months ended March 31, 2006. Our negative operating cash flow in the three months ended March 31, 2007 was due to the loss from operations, payments of $2.5 million for legal fees (including certain settlements) in connection with the class action, derivative and other lawsuits, a portion of which we would not anticipate incurring in a normal operating environment, $1.7 million of restructuring related payments, $1.1 million of payments to accounting and other professional advisors (of which approximately one-half was incurred in the three months ended March 31, 2007) and $0.8 million of payments related to our annual corporate insurance renewals.
     We anticipate that we will pay approximately $1.2 million of one-time termination benefits and related restructuring costs over the next several quarters, including termination benefits of approximately $0.2 million expected to be incurred during the three months ended June 30, 2007. We continue to incur significant legal fees in connection with the class action, derivative and other lawsuits and regulatory matters and expect to incur additional expenses until such matters are settled.

Investing Cash Flows
     Cash used in investing activities was $0.5 million in the three months ended March 31, 2007, which was attributable to capitalized software development costs of $0.4 million and purchases of capital equipment of $0.1 million.
Financing Cash Flows
     Cash provided by financing activities was $0.1 million during the three months ended March 31, 2007 resulting from net proceeds from employee and director stock option exercises and purchases of Common Stock under our employee stock purchase plan.
Contractual Obligations
     Total outstanding commitments at March 31, 2007, were as follows (amounts in thousands):

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases	$7,230	$2,250	$3,512	$1,056	$412
     The contractual obligations table above reflects amounts due under all our leases, net of sub-lease income that is contractually owed to us of $0.1 million in the remaining nine months of 2007 and $0.2 million in 2008 and 2009. We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.
General
     We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs for the next 12 months. However, any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2007 will depend on a variety of factors such as the extent of losses from operations, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities.
     We also believe our cash and investment balances will be sufficient on a longer term basis; however, that will depend on numerous factors, including those listed in “Cautionary Note Regarding Forward-Looking Statements.”
     Other risk factors are detailed in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006. If we need to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised by selling additional equity or raising debt from third party sources. The sale of additional equity or convertible debt securities could result in dilution to current shareholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. These financing alternatives, including raising additional capital, may not be available in amounts or on terms acceptable to us.
Material Off Balance Sheet Arrangements
     We have no material off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2007, our cash and cash equivalents included money market funds and short-term deposits totaling approximately $37.2 million, and earned interest at a weighted average rate of approximately 4.5%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk
     We have sales and expenses in Canada, China, Japan and Europe that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at March 31, 2007. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosures.
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2006 relating to our control environment, revenue recognition, accounting for income taxes, accounting for business combinations and the implementation of a new accounting system.
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

3.	We did not maintain effective policies and procedures relating to the preparation of current and deferred income tax provisions and related balance sheet accounts. Specifically, we did not prepare account analyses and perform account reconciliation procedures in a timely manner. In addition, we lacked sufficient personnel with institutional knowledge and technical expertise in the accounting for income taxes. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

4.	We did not maintain effective policies and procedures over the accounting for business combinations. Specifically, we did not have formal policies and procedures to provide for sufficient analysis to identify all net assets acquired in a prior period business combination and allowable adjustments to goodwill, which resulted in an adjustment to correct an error that we have recorded in the fourth quarter of 2006 in our consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

5.	We did not maintain effective policies and procedures over the implementation of our new accounting system for our U.S. operations, which we commenced in the fourth quarter. Specifically, we failed to apply procedures with respect to program development to ensure that certain financial reports that impact our financial reporting were developed and maintained appropriately. As a result, controls over the access to, and completeness, accuracy and validity of transactions processed through and reports generated from our accounting system were not designed appropriately or did not operate as designed. These deficiencies resulted in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected and contributed to the revenue recognition deficiency described above.
     As a result of the material weaknesses described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2006, based on the criteria established by COSO.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
     Based on our assessment of our internal control over financial reporting as of December 31, 2006, management has committed to the following remediation items:
1.	We continue to enhance our contract review processes to include a cross functional group that is responsible for reviewing contracts and providing information required to assist us in our determination of revenue recognition.

2.	We continue to formalize our procedures for project status determination and customer acceptance sign-off.

3.	We continue to enhance our education program for our sales and service organization to educate them regarding our revenue recognition policies. We continue to implement formal representation and verification procedures with sales staff.

4.	We continue to refine our contract review process, related to contracts with non-standard or complex terms, with a goal of determining the appropriate accounting treatment prior to quarter-end. We have refined our contract review processes and procedures. In addition, we have refined our goal with respect to this remediation item to determining the appropriate accounting treatment prior to providing our quarterly results to our external auditors.

5.	We will formalize policies and procedures to provide for sufficient analysis to identify all net assets acquired in a business combination. Specifically, the institution of a formal checklist that we will use to ensure that we have considered applicable issues and considerations associated with purchase price allocation, including income tax related items.

6.	We will expand our policies and procedures surrounding the program development or implementation of internal-use software applications. Specifically, we will adjust our current policies and procedures to ensure that more significant testing procedures, including the testing of multiple transactions and reports over an extended period of time, are performed prior to implementing significant changes to our internal-

use software applications (including our accounting systems) that directly impact our financial reporting process.
Changes in Internal Control Over Financial Reporting
     The following significant changes in our internal control over financial reporting occurred during the quarter ended March 31, 2007 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
1.	We have hired a Chief Financial Officer, Vice President of Finance, Director of SEC Financial Reporting, Director of Financial Planning and Analysis, and a Corporate Controller. These individuals have begun the transition of certain job responsibilities associated with our financial reporting and analysis processes from our prior Chief Accounting Officer, who is transitioning into the role of leader of our Internal Audit function.

2.	We have engaged an external professional accounting firm to function, in an outsourced capacity, as our tax department. This firm will assist us with the identification and proper application of generally accepted accounting principles in all of our ongoing tax activities (in addition to complex transactions).

3.	We have engaged an external professional accounting firm to assist us, in an outsourced capacity, with the remediation of our internal control weaknesses previously identified.

PART II
Item 1. Legal Proceedings
     Between March 22, 2006, and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG, our auditing firm. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10(b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendant’s deadline to move, answer or otherwise respond to the remainder of the operative amended complaint is May 21, 2007. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements. The plaintiffs also allege that we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee has full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. The defendant’s deadline to move, answer or otherwise respond to the remainder of the operative amended complaint has been extended to May 16, 2007.
     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC has advised us that this inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. We continue to cooperate with the SEC.
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
Item 1A. Risk Factors
     Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10K. See also the discussions in Part I, Item 2, “Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarter Report on Form 10-Q.

Item 6. Exhibits
     (a) Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

Merge Technologies Incorporated

May 9, 2007	By:	/s/ Kenneth D. Rardin

Kenneth D. Rardin
President and Chief Executive Officer
(principal executive officer)

May 9, 2007	By:	/s/ Steven R. Norton

Steven R. Norton
Executive Vice President & Chief Financial Officer
(principal financial officer and principal accounting officer)

EXHIBIT INDEX
10.1	Employment Agreement entered into as of January 8, 2007 between the Registrant and Steven R. Norton (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.2	Employment Agreement entered into as of February 5, 2007 between the Registrant and Gary Bowers (incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.3	Employment Agreement entered into as of March 31, 2007 between the Registrant and Jacques Cornet (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2007).

10.4	Employment Agreement entered into as of March 31, 2007 between the Registrant and Loris Sartor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2007).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2*	Certification of principal accounting officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32.0*	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith