Form 10-K/A
period 2006-12-31
MERGE TECHNOLOGIES INC
filed 2007-12-28
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 0–29486
MERGE TECHNOLOGIES INCORPORATED
(Exact name of Registrant as specified in its charter)

Wisconsin	39–1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)
6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214–5650
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code) (414) 977–4000
Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $0.01 par value per share
(Title of class)
Securities registered under Section 12(g) of the Exchange Act: NONE
     Indicate by check mark if the Registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act
     Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
     Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S–K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non–accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).
     Yes ☐ No ☑
     The aggregate market value for the Registrant’s voting and non–voting common equity held by non–affiliates of the Registrant as of June 30, 2006, based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the NASDAQ Global Market, was approximately $346,618,800. Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 2, 2007:  30,068,907
DOCUMENTS INCORPORATED BY REFERENCE
     Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2007 Annual Meeting of Shareholders.

MERGE TECHNOLOGIES INCORPORATED
EXPLANATORY NOTE – RESTATEMENTS OF FINANCIAL INFORMATION
     This Annual Report on Form 10-K/A for the year ended December 31, 2006, includes (1) a restated balance sheet as of December 31, 2005 and 2006 (2) restated consolidated statements of operations, consolidated statements of cash flows, consolidated statements of shareholders’ equity, and consolidated statements of comprehensive income (loss) for the years ended December 31, 2004, 2005, and 2006 and (3) restated quarterly financial information for the quarters ended March 31, 2006 and 2005, June 30, 2006 and 2005, September 30, 2006 and 2005, and December 31, 2006 and 2005. The Company will not file amended periodic reports for any of those affected quarterly periods. The restatement relates primarily to software license arrangements with 12 customers entered into prior to January 1, 2006 and net deferred income tax liabilities assumed in the acquisition of Cedara Software Corp. in June 2005. The contracts at issue include a license of software, installation services, and related maintenance and support obligations. Management and the Audit Committee determined that, with respect to these contracts, the Company should recognize the entire value of the bundled contracts as revenue over the period for which maintenance and support may be provided to the customer since fair value of the maintenance on a stand-alone basis could not be determined. This approach is different from the Company’s historical practice of recognizing the fair value of the software over the period of installation and the fair value of the maintenance over the maintenance period when fair value of the maintenance on a stand-alone basis can be determined. The Company’s restated financial statements reflect the revised method of accounting for these contracts, income tax adjustments and other adjustments. The following items of the Form 10-K have been modified or revised in this Amendment No. 1 to Form 10K/A to reflect the restatements:
     Part II, Item 6. Selected Financial Data;
     Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
     Part II, Item 8. Financial Statements and Supplementary Data;
     Part II, Item 9A. Controls and Procedures; and
     Part IV, Item 15. Exhibits and Financial Statement Schedules.
     This amended Annual Report on Form 10-K/A sets forth the original Annual Report on Form 10-K in its entirety, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this amended Annual Report on Form 10-K/A speaks as of the original filing date of March 8, 2007 and does not modify or update disclosures in the Form 10-K, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-K. Accordingly, this amended Annual Report on Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-K, including any amendments to those filings. The Company has not amended, and does not intend to amend, any of its other previously filed reports for the periods affected by the restatement. The Company’s previously issued financial statements included in those reports for the years ended December 31, 2004 through December 31, 2006 and for the quarter ended March 31, 2007 should no longer be relied upon.
ii

PART I
Item 1. BUSINESS
Cautionary Note Regarding Forward–Looking Statements
     Certain statements in this report that are not historical facts, including, without limitation, statements that reflect our current expectations regarding our future growth, results of operations, performance, business prospects and opportunities, constitute forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “believes,” “intends,” “anticipates,” “expects,” “will” and similar expressions are intended to identify forward–looking statements, but are not the exclusive means of identifying them. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A, “Risk Factors” of this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, we undertake no obligation to publicly update these factors or any of the forward–looking statements to reflect future events, developments or changed circumstances, or for any other reason.
Overview
     Merge Technologies Incorporated, a Wisconsin corporation doing business as Merge Healthcare, and its subsidiaries or affiliates (collectively, “Merge Healthcare,” “we,” “us,” or “our”), develops medical imaging and information management software and delivers related services. Late in 2006 we reorganized our business to better reflect emerging market needs. We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end–user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, which primarily sells to Original Equipment Manufacturers (“OEMs”) and Value Added Resellers (“VARs”), comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end–user healthcare market in Europe, the Middle East and Africa. Our principal executive offices are located at 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214–5650, and our telephone number there is (414) 977–4000.
     We develop clinical and medical imaging software applications and development tools that are on the forefront of medicine. We also develop medical imaging software solutions that support end–to–end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals. Our software technologies accelerate market delivery for our global OEM customers, while our end–user solutions improve our customers’ productivity and enhance the quality of the patient experience. Our diagnostic imaging workflow applications are commonly categorized as Picture Archiving and Communication Systems (“PACS”), Radiology Information Systems (“RIS”) and clinical applications, which include, but are not limited to, software products that support medical imaging in many specialized areas such as orthopedics, cardiology, mammography and oncology. We believe the combination of RIS/PACS/clinical applications and Healthcare Information Management improves diagnostic imaging workflow. It also provides value by making images and other information available throughout the enterprise.
     We directly provide PACS, RIS and clinical medical imaging software applications and also sell select products through our website’s eCommerce engine. Our products and solutions link business and clinical workflow by managing and distributing diagnostic images and information throughout the healthcare enterprise, and providing visualization tools that target improved productivity and enhanced clinical accuracy of the diagnosis of general and specialty medical imaging exams. Our customers can enhance the quality of healthcare provided to patients because our solutions improve radiology workflow efficiencies and improve the clinical decision–making processes. In addition, our solutions reduce the film, paper and labor costs involved in managing and distributing medical images and information, which helps drive increased profitability for our customers. We deliver value to many types of healthcare facilities of all sizes, but we specifically target imaging centers and specialty clinics.

     We also focus on the development of custom–engineered software applications and development tools for the global medical imaging and information OEM markets. Our software is deployed in hospitals and clinics worldwide through our partners and our direct end–user and eCommerce channels and is licensed by many of the world’s largest medical device and healthcare information technology (“IT”) companies. Our technologies help our OEM customers increase revenues, create competitive advantages, and deliver technologies to end–user markets throughout the world. We often serve as an extended research and development team for the OEM, helping them to be first–to–market with innovative medical imaging technologies. We leverage our global end–user distribution channels to sell our customers existing technologies and applications, and expand the value of medical imaging solutions by licensing additional applications for our customers to sell through their own sales forces. Our technologies and expertise span all the major digital imaging modalities, including computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital x–ray, mammography, ultrasound, echo–cardiology, angiography, nuclear medicine, positron emission tomography (“PET”) and fluoroscopy. Our offerings are used in all aspects of clinical imaging workflow, including: the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; sophisticated clinical applications to analyze digital images; the use of imaging in minimally–invasive surgery; and the management of patient information stored as Electronic Patient Records (“EPR”). We target OEM/VARs that serve all markets utilizing medical imaging in their businesses, regardless of the size or scope of the market they serve, including non–radiology markets such as oncology, pharmaceutical and EPR.
     We have consistently expanded our suite of product and service offerings. We see our RIS/PACS/clinical applications single–vendor approach as a unique advantage in our end–user target market. Additionally, we became a leading medical imaging OEM partner–company through our combination with Cedara Software Corp. (“Cedara”).
     We believe the combined innovation model between our OEM medical imaging engineering and our RIS/PACS/clinical application offerings positions us uniquely among our competitors in the medical imaging and information markets, provides for a product innovation model that accelerates our development efforts by providing software–based technologies that can be embedded in solutions for the end–user market, and creates a product and distribution platform to allow us to explore new clinical and geographic markets beyond radiology. We believe that leveraging this unique innovation model and our ability to innovate new medical imaging solutions is key to our long term strategy to expand our products and services beyond the traditional boundaries of radiology.
Our Market
     Millennium Research Group, an international market research firm, reported the following marketplace information:
•	In 2005, the U.S. market for RIS and PACS, consisting of RIS and enterprise, radiology, orthopedic and cardiology PACS, was valued at over $1.5 billion.

•	By 2010, this market will grow to over $3.0 billion, representing a compound annual growth rate of nearly 15%.

•	Growth for the RIS market is primarily driven by imaging centers and small hospitals, particularly those that do not already have a PACS or RIS and elect an integrated RIS/PACS solution.

•	Growth for the PACS market is primarily driven by:
•	adoption of EPR;

•	growing customer receptiveness to PACS;

•	the conversion from radiology to enterprise PACS solutions;

•	customer demand for replacement PACS and integrated RIS/PACS solutions;

•	affordable price points for small hospitals and imaging centers;

•	growth in diagnostic capabilities for the cardiology market; and

•	growth of in–office modalities in the orthopedic market.

     The market for our end–user solutions is highly competitive. Healthcare providers continue to be challenged by declining reimbursements, intense competition and the increased cost of providing healthcare services. Some customers purchase products from us and from our competitors. In the developing area of RIS/PACS/clinical applications workflow, there are many newly emerging competitors that offer portions of an integrated radiology solution through their RIS, PACS and clinical applications. Additionally, certain competitors are integrating RIS, PACS and clinical applications through development, partnership and acquisition activities. We offer a combined RIS, PACS and clinical applications solution, providing customers with a single system that yields strong productivity gains, attracts referrals from primary care and specialty physicians, and yields enhanced support and technology migration by having only a single vendor relationship to manage.
     Our OEM market, which consists of organizations that use medical imaging or information in any element of their business, is also highly competitive. Thousands of imaging–related prospective customers exist throughout the world. In addition, we use a Technology Partnership Program, through which we work with academic researchers and entrepreneurial companies that have developed new, innovative medical imaging applications that are not yet fully commercialized. These technology partnerships further accelerate the innovation of our own technologies, allowing us to approach new clinical imaging markets inside and outside of radiology. In exchange, we can offer our partners access to our distribution channels, commercialization of their products, and an approach to our global OEM partners that we have developed over the last 18 years. Working with these partners, we use our depth of medical imaging technology, global OEM distribution, and business expertise to commercialize and launch those products.
     We believe that our innovation–driven model will enable us to proactively drive new demand for medical imaging solutions at both the OEM and end–user level. One of the main sources of competition for our OEM products is the OEM’s own internal software development programs, where the customer may have the ability to use internal resources to create a similar technology or eventually replace our software employed in the customer’s marketed solution. There are also a number of companies that specialize in one particular technology, which may compete with us in a selected market. However, we believe that there are no direct competitors in the OEM market that have the breadth of technologies, engineering resources and capabilities to compete with us in all aspects of our technology portfolio.

Recent Challenges
     We continue to face significant business challenges from the informal, non–public inquiry being conducted by the Securities and Exchange Commission and class action and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced significant challenges integrating the businesses and personnel of Merge Healthcare and Cedara, with which we combined on June 1, 2005. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. However, during the fourth quarter of 2006 we commenced a rightsizing and reorganization initiative to better align our costs with our revenue–generating strategies while at the same time eliminating redundancies within our consolidated organization. This initiative emphasizes the offshoring of a significant portion of our software engineering and customer support. Significant knowledge transfer efforts have occurred since the commencement of the initiative. However, it is possible that we have not devoted adequate resources to the development and acquisition of additional products or support of those products to our customers. Also, we have no integrated financial systems, and we are currently in the process of implementing a new enterprise resource planning (“ERP”) system which could divert the attention of employees and create temporary operating inefficiencies. See Item 1A, “Risk Factors,” Item 3, “Legal Proceedings,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K for more detailed discussion regarding these matters.
History
     We were founded in 1987 and built a reputation as a company that enabled the transformation of legacy radiology (film–based) images into modern (filmless) digitized images for distribution and diagnostic interpretation. We acquired eFilm Medical Inc. (“eFilm”) in June 2002 and began doing business under the name of Merge eFilm in order to leverage eFilm’s international name recognition for diagnostic medical image workstation software. In July 2003, we acquired RIS Logic, Inc. (“RIS Logic”), a RIS company that designed software to manage business and clinical workflow for imaging centers to streamline operations and accelerate productivity. We acquired AccuImage Diagnostics Corp. (“AccuImage”) in January 2005. AccuImage was founded from radiology academic research, and created products that used advanced visualization technologies for clinical specialty medical imaging. In June 2005, we completed our business combination with Cedara Software Corp., which was established in 1982 and creates medical imaging software for OEM and VAR customers worldwide.
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
How We Benefit Our Customers
     Our end–user solutions benefit hospital radiology departments, diagnostic imaging centers, specialty clinics and their patients in a variety of ways, including:
•	Accelerated productivity gained by using a single integrated software solution for most business and clinical workflow tools designed to automate operations, including digital dictation, billing, registration and scheduling, productivity analysis, image and report management, and storage and distribution;

•	Increased accuracy through real–time patient demographic matching across all business and clinical workflow tools;

•	More accountability and convenience in working with one vendor that develops, installs and supports the entire spectrum of radiology workflow tools and integration services;

•	The creation of permanent electronic archives of diagnostic quality images that enable the retrieval of prior and current images and reports;

•	Improved productivity and lower cost by providing the capability to centralize many functions such as scheduling, coding, transcription, billing and radiologist reading;

•	Modular, flexible and cost–effective systems that can expand as the imaging center, hospital or clinic’s business grows;

•	Networking of multiple image producing and image utilizing devices to eliminate redundancies and reduce the need for capital equipment expenditures or disaster recovery; and

•	Optimizing image–viewing and diagnostic capabilities.
     Our global OEM customers benefit from our software technologies and professional services in a number of ways, including:
•	Using our technologies and services to enhance the workflow capabilities of their solutions;

•	Accelerating the time to market in the development of new solutions;

•	Creating greater product differentiation compared to their competitors; and

•	Leveraging our technical and deployment skills, which facilitates an increased ability to focus on core competencies.
Business Strategy
     We continue to build upon our position as an innovative medical imaging software and technology provider, and full solution RIS/PACS/clinical applications developer for the global healthcare end–user and OEM markets. We maintain this position by employing more than half of our employees in research and development activities, with total engineering costs, in thousands, of $22,697, $13,535, and $5,446 for 2006, 2005 and 2004, respectively, which amounts include capitalized software development costs and research and development expense. Our market position is the result of our expertise in clinical workflow and integration, technically innovative software products, modular software solutions, and continued focus on accelerating healthcare organizations’ productivity. Our OEM software technologies address the global market in medical imaging software innovation. Leveraging the clinical application innovation of our OEM products, we believe that our end–user products enable medical imaging and information to integrate more efficiently throughout the healthcare enterprise. By effectively utilizing our research and development activities and our global onshore–offshore engineering services, we can expand the solution set offered to both our OEM and end–user customers, accelerate the innovation of new products, and enter new markets such as orthopedic, veterinary, pharmaceutical clinical trials, oncology and EPR. This strategy is the direct result of combining Cedara Software with Merge Healthcare, and is expected to form the basis for our growth, innovation and new product and market development in the coming years.
     During 2006, we focused our operational efforts on establishing an onshore–offshore product development and service and support initiative; realigning our product development model, systems and processes to ensure timely product delivery to our customers; developing new partnerships with OEM customers and leveraging our product brands. We marketed and cross–sold bundled products from across all of our combined product lines.
     In line with this operational plan, we:
•	Reorganized our business into three distinct business units;

•	Announced new solutions for deformable registration and image fusion;

•	Partnered with Advanced Imaging Technologies, a Washington corporation, in the development of an innovative breast ultrasound system;

•	Released a new .NET DICOM toolkit;

•	Released Fusion RIS™ version 3.1;

•	Released a Spanish version of eFilm Workstation™;

•	Announced a distribution agreement with Medavis GmbH, a German corporation, to provide RIS software to selected European markets;

•	Signed an agreement to deliver comprehensive digital orthopedic solutions to healthcare providers; and

•	Entered into a partnership with CPAGE, a French public information technology group, to deliver EPR functionality to the French hospital market based on our aXigate™ technology.
     We anticipate that any future growth will be driven primarily by continued concentration on the following aspects of our business:
•	Medical imaging innovation with our OEM partners, creating software applications, technologies and tools that optimize the growing and evolving capabilities of imaging acquisition devices such as multi–slice CT, PET, ultrasound and MRI;

•	End–user sales initiatives, including targeted sales/marketing activities designed to achieve broader geographic coverage, expanded presence in other healthcare vertical markets and expanded product purchases from current customers, ongoing solution selling training and investment in solution selling tools like return–on–investment and cost–benefit analyses;

•	Clinical application software and information systems development, both in partnership with OEM and technology partners and on a direct basis to end–users, providing growth opportunities globally and into new markets outside of radiology;

•	Creating enhanced product offerings such as FUSION MATRIX PACS™ and FUSION RIS/PACS™ MX that expand the functionality of RIS/PACS to clinical applications beyond radiology; and

•	Innovating technologies and solutions that serve new markets such as orthopedic, veterinary, pharmaceutical clinical trials, oncology and EPR.
     We believe our global presence and involvement in the creation of medical imaging software technologies and open medical standards places us in a strong position to monitor medical imaging industry and technological forces that impact both medical equipment and software application innovations. In addition, our established OEM relationships allow us to work with leading medical equipment manufacturers as they develop future plans for new product introductions. We sometimes partner with leading OEM companies in the design and development of new medical imaging software applications, and then incorporate those innovative medical imaging software modules within our integrated RIS/PACS solutions for sale on a direct basis to our end–user customers. This unique model of both OEM and end–user solution development accelerates our ability to innovate our products ahead of the needs of our current and future target markets.
End–User Products and Services Description
     Focusing product innovation around the functions related to image and information management is a hallmark of our end–user product development strategy. We view our expertise as developing software that manages the people, process, images and information workflow in such a way as to increase productivity and reduce costs for our end–user customers. Products in place and those in development are applied to the complex continuum of business (billing, scheduling, modality management, practice analysis), image and information management (integrating results of CT, MRI, x–ray, etc., and the associated patient information related to them), interpretation and reporting (medical image visualization, analysis and management of medical imaging data, enhancing physicians’ interpretation and reporting of data from medical imaging modalities, such as computed tomography and magnetic resonance imaging), and the distribution of those reports and images to referring physicians. We believe that our solutions are differentiated by the integration of all of these elements, which enables us to create a broad data set around a single patient experience, combined with the capability for image interpretation using advanced tools for each specialty. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis, and ultimately improved patient care because the waiting time from diagnosis to treatment is reduced and all pertinent information is quickly and accurately provided to the primary care giver via the web, wherever the physician is located. This integrated solution with enterprise–wide accessibility to images and information reinforces our strategy of delivering end–to–end clinical and business workflow solutions that accelerate our customers’ productivity.
     We have multiple solution offerings tailored to meet the needs of various market segments. For the international healthcare market, we continue to offer two platforms under the FUSION PACS™ brand name. We also offer our aXigate technology to address the EPR needs of the French market. aXigate is a secure, web–based solution for patient, medical and clinical process management. With components for patient registration, consultation, reporting, prescription, follow–up and codification, aXigate provides a folder–based approach to medical information management, displaying relevant information at the click of a button to different health care professionals.
     Our software modules are designed to allow continuous innovation of our fully integrated radiology workflow system product line and are sold as individual modules or as a fully integrated solution, depending on the needs of the customer. We intend to integrate our clinical application portfolio into our solution offerings, thereby providing even more accelerated productivity as medical imaging moves beyond radiology. Our product innovation team is working closely with our customers to develop next–generation products for our RIS, PACS, RIS/PACS and EPR product lines. In addition, our software development team is integrating various clinical application and advanced visualization software modules (like mammography and PET/CT) into our RIS/PACS workflow solutions, further changing and enhancing the traditional definition of RIS/PACS. These products can be sold throughout the world, and distributed through our global direct end–user and eCommerce channels.
OEM Products and Services Descriptions
     Software development can be significantly accelerated with the use of powerful development environments incorporating reusable software libraries and toolkits. We created such a development environment, called Imaging Application Platform® (“IAP”) to accelerate our internal development as well as that of our OEM partners. IAP provides a complete suite of technologies and capabilities for creating advanced, high–performance medical imaging applications. IAP is one of the most widely used medical imaging platforms available with a proven track record in all the major imaging modalities and clinical applications. All of our major OEM partners and virtually all of their engineering service clients, directly or indirectly, use IAP in business critical applications.
     Building on the success of IAP, we have created an even more comprehensive development platform called Cedara OpenEyes™, which provides, in addition to the benefits of IAP, support for rapid and flexible application development using state of the art technologies and tools. Cedara OpenEyes™ is a powerful and flexible best practices development platform that enables the rapid creation of medical applications. Its programming model represents a paradigm shift from previous technologies, completely insulating clients from the complexities of deep code development by providing a single uniform set of controls and development interfaces. Cedara OpenEyes™ packages connectivity, visualization and printing services in a flexible and transparent architecture that can be deployed across a wide spectrum of application environments, from small “one–off” projects to complex web solution services.
     Our OEM group also offers a full spectrum of PACS solutions, workstations and plug–in modules that can easily be tailored to the needs of different OEM customers. In addition, we develop image acquisition console software for companies that need a workstation to drive the capture of images from imaging devices such as x–ray or CT scanners.
     Clinical applications software can have a major impact on the delivery of patient care. In the past several decades, a rapid expansion of clinical software systems has been noted within institutions that deliver healthcare. Today, more physicians rely on clinical applications to help them make even routine diagnostic and therapeutic decisions. Our broad range of clinical applications is used in general radiology and other specialty areas. Many of our clinical applications and workflow solutions can be added by OEMs as plug–ins to existing PACS workstations or used as dedicated, standalone workstations.

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
     FUSION PACS™ is an integrated repository of healthcare information and a suite of software application modules that provide PACS and web distribution of images and reports on a single, integrated PACS platform. FUSION PACS is the foundation for the integrated software application modules that provides optimal functionality for our customers’ radiology workflow. FUSION PACS and its modules are designed to allow the user to customize the way images and information are delivered and viewed, supporting user–centric workflow.
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
     Referring Practice Portal™ allows real–time access to reports and their associated images from within FUSION RIS/PACS or just reports from FUSION RIS via the web. Additionally, the portal provides access to the Exam/Appointment Status, as well as offering an Emergency/Referral Access for hospital and clinic referrals in emergency situations. The portal has Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) supportive security and auditing features, and can be customized with a facility’s brand identity and service information. The Referring Practice Portal is an optional module that can be purchased with FUSION RIS/PACS or FUSION RIS.
     Connectivity Tools support DICOM and HL7 interfacing while providing ready–made solutions for tackling various aspects of the hospital wide information workflow. Our connectivity tools include, but are not limited to, MergePort™, MergeCOM3™, ExamWorks™, MergeMVP™, Cedara I–Acquire/FD™ and DataBridge™.
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
     Cedara I–ReadMammo™ is a universal breast imaging workstation designed for reading mammography, ultrasound and MRI studies. Cedara I–ReadMammo eliminates the hassle of switching between different workstations through vendor independence, multi–modality support and dedicated tools for breast imaging workflow.
     Cedara B–CAD™ is the world’s first CAD solution designed to assist radiologists in analyzing breast ultrasound. With integrated tools for ACR BI– RADS® characterization and automatic report generation,

Cedara B–CAD is an ideal complement for diagnostic breast ultrasound. Integrated with Cedara I–ReadMammo, Cedara B–CAD demonstrates functional multi–modality breast imaging workflow.
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
     Cedara OrthoWorks Care Manager™ is a clinical data management system that uses unique, patented technology to help easily capture relevant clinical parameters during diagnosis, therapy and post–therapy follow up, and automatically populate an SQL database. Powerful and intuitive data–mining tools allow users to quickly perform outcome analyses that can be analyzed later by a statistical package.
     CalScore Review™ is an advanced calcium–scoring module. It supports lesion–by–lesion and side–by–side comparison for follow up or repeat scanning, as well as detailed report generation. This clinical application also has workflow tools that allow customization of a patient database, tracking of the current referral base, comparison of prior versus current calcium scores and capture of follow–up appointments.
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
     3D/4D Review™ provides comprehensive visualization for rapid and efficient everyday clinical workflow, along with a real–time editing tool one can use in combination with standard visualization tools such as MIP, MinIP, MPR, 3D, VRT and interactive 4D Image Review. This product is sold to the end user market via eCommerce from our website, and through VAR distributors.
     AccuStitch™ is an advanced image stitching and angle measurement application, which allows the user to stitch thoracic and lumbar films. This product is sold to the end–user market via eCommerce from our website, and through VAR distributors.
     Cedara OpenEyes™ is an advanced software platform for the rapid development of medical imaging applications. Cedara OpenEyes provides a structured framework on which layered and protocol–based applications can be quickly and efficiently created without reinventing base functionality. Packaged with sophisticated image viewing, DICOM, databasing and image manipulation capabilities, Cedara OpenEyes allows healthcare companies to focus on the development of workflow and specific clinical tools. OpenEyes provides an excellent framework for both plug–in integration and complete software development.
     Cedara I–SoftView™ is a family of clinically reliable, workflow–oriented PACS workstations.
     Cedara I–Report™ is a radiologist’s diagnostic workstation utilizing automated workflow, presentation protocol and advanced post–processing toolsets.
     Cedara I–Report CT™ is specifically tailored for CT data sets. This software features optimized navigation tools, easy–to–use 3D volume rendering, MPR, measurement tools, support for orthopedic templates, and Cedara Software’s latest plug–ins.
     Cedara I–Read™ is optimized for multi–modality viewing. The user preferences and intuitive user interfaces enable reporting physicians and specialists to have efficient, effective workflow.

     Cedara I–View™ is a simple, cost–effective review station that provides DICOM connectivity with high performance display and facilitates clinicians’ access to patient data.
     Cedara I–Acquire™ is a universal software application in which multiple digital detectors, computed radiography (CR) scanners and x–ray generators can be integrated into a powerful acquisition console, which improves ease of use and productivity for busy technologists, as well as giving OEMs and system integrators the freedom to choose and quickly package detectors, scanners, and generators from different vendors into an assortment of tailored solutions, thereby addressing a broader range of clinical applications with less effort and faster time to market.
     Cedara Baby Explorer software is an application that adds 3D fetal imaging to any existing ultrasound system, allowing expectant parents, during scheduled ultrasound examinations, to view and record 3D images months before a baby’s arrival. This product is sold to the end–user market via eCommerce from our website, and through VAR distributors.
     Cedara I–Reach™ is a PACS web–based viewer that significantly advances the current capabilities of PACS viewers by providing fast access to images through the use of the latest compression techniques, while maintaining high image quality and providing complete seamless integration with hospital PACS, HIS and RIS.
     Cedara I–Store™ is a DICOM–compliant, scalable, archiving solution designed to meet the evolving performance and redundancy requirements of a healthcare enterprise. Its scalable architecture allows users to start small and expand the archive as their imaging requirements grow.
     Cedara I–Conference™ assists healthcare professionals as a means to quickly and easily consolidate images and data for medical presentations, activities that normally represent a tedious and time consuming process. This allows presenters to focus on content development rather than formatting and technical issues. This product is sold to the end–user market via eCommerce from our website, and through VAR distributors.
     ExamWorks™ and ExamWorks+™ are connectivity technologies that expand a modality’s DICOM capabilities by providing efficient and transparent integration with departmental workflow and allow non DICOM imaging devices to connect to a DICOM clinical network. They provide efficient and transparent network connectivity, allowing imaging devices to share resources throughout the department.
     Cedara I–Response™ is a software solution for early detection of treatment response in brain cancer care that capitalizes on a molecular imaging technique to assess tumor response from cellular mechanisms. Using functional diffusion mapping (ƒDM), it provides the potential to evaluate the impact of anti–cancer drugs and radiation therapy on tumors at an unprecedented rate.
     aXigate is an electronic patient record application that scales to provide enterprise–wide patient information–based workflow. This application is initially targeted to address the EPR needs of the French market.
Employees
     We had approximately 450 employees as of December 31, 2006 and approximately 100 full–time contracted personnel in Pune, India. With recognition that our employees are our most important assets, we will continue to invest in human capital development. See “Recent Challenges” above for information regarding recent events that have impacted, and may continue to impact, our employees.
Sales, Marketing and Distribution
     We use a multi–channel approach to reach our target customers. We also cross–sell RIS and PACS solutions to existing customers. We have added sales professionals to our sales force, and continue to refine our sales processes and tracking mechanisms to provide real–time information to manage our sales efforts. We have reached thousands of current and prospective customers through proactive electronic marketing, utilizing the emails and addresses captured in connection with eFilm Workstation downloads (including 30–day free trials) from our eCommerce website that numbered over 70,000 from January 2000 through December 2006. In addition, we regularly participate in major radiology and healthcare information system industry trade shows.

Competition
     The markets for our products in the end–user market are highly competitive. Although the market for our OEM products may not appear to have as many third party competitors, we often “compete” with an OEM’s internal software engineering group (to develop next generation technologies), or single–product focused companies. Competition is present from new competitors entering the market, as well as current OEM partners that can offer products similar to our solutions.
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
Intellectual Property Rights
     We currently own 30 patents issued by the intellectual property offices of various jurisdictions, including the U.S. Patent and Trademark Office (“PTO”) and the Canadian Intellectual Property Office (“CIPO”), Israel & Japan. We continue to expand our intellectual property portfolio and have applied for 20 additional patents currently under review by the PTO, CIPO or Korean Intellectual Property Office. There can be no assurance that these patents will afford any commercial benefits. We do not, however, rely principally on patent protection with respect to our products. We also rely on a combination of copyright and trade secret laws, employee and third party confidentiality agreements, product license agreements and other measures to protect intellectual property rights pertaining to our systems and technology. We currently hold 20 registered trademarks in the United States or Canada, and have applied for at least two trademarks currently under review by the PTO or CIPO. Our trademarks include FUSION RIS™, FUSION MATRIX PACS™, FUSION PACS™, FUSION RIS/PACS™, Referring Practice Portal™, eFilm Workstation™, Cedara I–ReadMammo™, Cedara B–CAD™, Cedara PET/CT™, Cedara OrthoWorks ProPlanner™, Cedara OrthoWorks Spine Analyzer™, Cedara OrthoWorks Care Manager™, CalScore Review™, Colon Review™, Lung Review™, 3D/4D Review™, AccuStitch™, Cedara OpenEyes™, Cedara I–SoftView™, Cedara I–Report™, Cedara I–Report CT™, Cedara I–Read™, Cedara I–View™, Cedara I–Acquire™, Cedara I–Route™, Cedara I–Reach™, Cedara I–Store™, Cedara I–Conference™, ExamWorks™, ExamWorks+™, Cedara I–Response™ and aXigate™. We believe that, in the age of rapidly changing technology, our continued success primarily depends upon the technical competence and creative skill of our personnel, in addition to our patents, copyrights and other proprietary rights.
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
     The following are examples of some of the issues, standards and regulations that we monitor and prepare ourselves to address to protect our enterprise and that of our customers:
•	Changes in Medicare and private insurance reimbursement rates may affect the financial health of our customers’ businesses. For example, on February 8, 2006, the President signed into law the Deficit Reduction Act of 2005 (“DRA”). Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non–hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (“HOPPS”) schedule. See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a discussion of the risks and effects of the DRA.

•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated the use of standard transactions and identifiers, proscribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance dates for initial stages of the requirements phase began on April 14, 2003. We have taken necessary measures to assist our customers to meet HIPAA compliance.

•	The U.S. Food and Drug Administration (“FDA”), which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions. In Canada, medical devices are regulated under Health Canada’s Medical Devices Regulations (“Health Canada”). Our ability to market new products and improvements to existing products depends upon the timing of appropriate licenses, pre–market clearance or approval from the FDA, Health Canada, or other applicable foreign regulatory authorities.

•	International sales of products outside of the U.S. are subject to foreign regulatory requirements (in particular, the requirements of the European Union, where most of our international sales are made), that can vary from country to country.

•	Laws and regulations may be adopted to address Internet commerce such as online content, user privacy, pricing and characteristics and quality of applications and services.
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
Other Information
     Our website address is www.mergehealthcare.com. We make available within the “Investor Relations” portion of our website under the caption “SEC Filings,” free of charge, our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, including any amendments to those reports, as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1 800 SEC 0330. Also, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that we file electronically with the SEC.
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
     The actual costs and savings associated with our reorganization and rightsizing initiatives may differ materially from amounts we estimate—In November 2006, we commenced various reorganization and rightsizing initiatives intended to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base. These initiatives included consolidating many aspects of our operations, including centralizing the leadership of our worldwide software development activities under one person, hiring a Senior Vice President of worldwide product management, closing offices in San Francisco, California and Tokyo, Japan, downsizing our operations in Burlington, Massachusetts, Cleveland, Ohio and Mississauga, Ontario and shifting to a blended onshore–offshore delivery model by establishing a global software engineering and customer support center in Pune, India.
     We cannot provide assurance that we will be able to successfully implement these restructuring and rightsizing initiatives or the transition to a blended onshore–offshore global delivery model, or that such actions will produce the anticipated cost savings. Even if we are successful in our cost reduction initiatives, we may face other risks associated with these plans, including delayed product releases or decreased customer satisfaction, which in turn could lead to decreased revenues and profitability.
     We intend to rapidly grow our India operations, which are subject to regulatory, economic and political uncertainties—We intend to continue to develop and expand our offshore operations in India through outsourcing partnerships and increasing numbers of our own personnel. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase. With the exception of a few employees, we have limited experience in building and operating offshore development and support operations. We may therefore have difficulty managing our employees and our service vendor’s employees in our Indian operations and maintaining uniform standards for our product engineering and customer service as well as other policies and procedures across our locations. Our inability to properly manage and integrate our Indian operation into the rest of the company could materially affect our financial results.
     India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India–Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recent terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat or use of weapons of mass destruction, our operations could be materially adversely affected. In addition, U.S. companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities, even where India is not involved, because of more generalized concerns about relying on a service provider utilizing international resources.
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
     Anti–outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and impair our ability to service our customers and develop products—The issue of outsourcing of services abroad by U.S. companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures. While no substantive anti–outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If new measures are introduced that impact the private sector, such as tax disincentives or intellectual property transfer restrictions, our financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.
     Our recent headcount reductions have placed additional strain on our resources, may impair our operations and may adversely impact our ability to attract and retain qualified technical, managerial and sales personnel—In connection with our efforts to streamline our operations, reduce costs and bring our staffing and cost structure in line with our revenue base, we restructured our organization and reduced our workforce by approximately 150 employees (including consultants and temporary workforce), or approximately 28% of our workforce, in the fourth quarter of 2006. Offsetting this reduction, we have moved approximately 100 of these positions to our offshore software engineering and customer support center in Pune, India and intend to increase this number to 200 or more positions during 2007. Further reductions and possible offshore increases could occur if we are unable to grow our revenues. There have been and may continue to be substantial severance and other employee–related costs associated with the workforce reduction and our restructuring plan may yield unanticipated consequences, such as attrition beyond the planned reduction. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to others in our Indian or domestic operations. In that case, the absence of such employees creates significant operational difficulties. Further, the reduction in workforce may reduce employee morale, may create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.
     Changes in the healthcare industry, including the changes to reimbursement schedules under the Deficit Reduction Act of 2005, could negatively impact our business—The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the U.S. healthcare system and to change healthcare financing and reimbursement systems. In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall federal reimbursement rates for physician and outpatient services, including diagnostic imaging services. On February 8, 2006, the President signed the DRA into law. Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non–hospital–based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the HOPPS schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (“CMS”). Effective January 1, 2007, CMS is paying 100% of the technical component of the higher–priced imaging procedure and 75% for the technical component of each additional procedure for imaging procedures within a family of codes involving contiguous body parts when the multiple procedures are performed in the same session.
     A significant portion of our net sales are derived directly or indirectly from sales to end–users, including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs (principally, Medicare and Medicaid). We believe that the implementation of the reimbursement reductions contained in the DRA will adversely impact our end–user customers’ revenues per examination, which may cause some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services.
     Our operating results may be impacted by actions related to the implementation of a new information technology (or accounting) system—We are in the process of implementing certain financial modules of an enterprise resource planning system. Our implementation process will include the migration of data and users from multiple legacy systems to a common platform. If we were to suffer any significant problems related to this system implementation, our ability to fulfill and ship end–user customer orders might be hindered or stopped and our ability to access and report financial information in a timely manner might be impaired. Because of the complexity of this initiative, we are subject to the risks that (1) we may be unable to complete the implementation in accordance with our timeline and incur additional costs, (2) the implementation could result in operating inefficiencies which could impact operating results, and (3) the implementation could impact our ability to perform necessary business transactions. All of these risks could adversely impact our results of operations, financial condition and cash flows.
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
     The Midwest Office of the SEC has notified us that we are the subject of an informal, non–public inquiry. We are cooperating with the SEC in response to its request for information. The inquiry generally concerns our financial statement restatements and the anonymous letters we have received regarding our accounting and financial disclosure. We cannot predict whether the SEC will expand the scope of its inquiry or obtain a formal order of investigation. These lawsuits and regulatory matters are having, and will continue to have, a disruptive effect upon the operations of the business, including the diversion of significant time and attention of our senior management, which adversely affected our results of operations for 2006 and may continue to adversely affect our results of operations in 2007. In addition, we have incurred and are likely to continue to incur substantial expenses in connection with such matters, including substantial fees for attorneys and other professional advisors, as well as amounts paid to settle certain actions, including the $0.5 million we recently paid to Brian Pedlar, the former President of Cedara, in settlement of the action he brought against us.
     Our ability to obtain directors’ and officers’ liability insurance in the future and to maintain coverage under existing policies may be adversely affected by the lawsuits and regulatory actions against us and certain of our executive officers—The Company has purchased directors’ and officers’ liability insurance that may provide coverage for some or all of the matters described immediately above. However, the facts alleged in the lawsuits and the regulatory actions described above may make directors’ and officers’ liability insurance extremely expensive or unavailable for us now or in the future and may also jeopardize existing coverage. Certain of the D&O insurers have indicated they may seek to rescind the existing policies. If such insurance policies were rescinded, our results of operations and liquidity may be significantly impaired. Further, the insurers may take the position that some or all of the claims will not be covered by such policies. Moreover, even if there is full coverage, there is a chance that our ultimate liability will exceed the available insurance limits. Future D&O insurance coverage may entail increased premiums which could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self–funding any potential future liabilities ordinarily mitigated by directors’ and officers’ liability insurance.

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
     Our performance and future success depends on our ability to attract, integrate and retain qualified technical, managerial and sales personnel—We are dependent, in part, upon the services of our senior executives, some of whom are new hires or have recently assumed new roles, and other key business and technical personnel. We do not currently maintain key–man life insurance on our senior executives. The loss of the services of any of our senior executives or key employees could have a material adverse effect on our business. Our commercial success will depend upon, among other things, the successful recruiting and retention of highly skilled technical, managerial and sales personnel with experience in business activities such as ours. Competition for the type of highly skilled individuals sought by us is intense. We may not be able to retain existing key employees or be able to find, attract and retain skilled personnel on acceptable terms.
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
     Our quarterly net sales may vary significantly—Our quarterly operating results have varied in the past and may continue to vary in future periods. Quarterly operating results may vary for a number of reasons, including, but not limited to, demand for our software solutions and services, our sales cycle, economic cycles, the level of reimbursements to our end–user customers from government sponsored healthcare programs (principally, Medicare and Medicaid), accounting policy changes mandated by regulating entities, and other factors described in this section and elsewhere in this report. As a result of healthcare industry trends and the market for our RIS, PACS or RIS/PACS solutions, a large percentage of our revenues are generated by sale and installation of systems sold directly to healthcare institutions. These sales may be subject to delays due to customers’ internal budgets and procedures for approving capital expenditures and by competing needs for other capital expenditures, the deployment of new technologies and personnel resources. Delays in the expected sale or installation of these contracts may have a significant impact on our anticipated quarterly revenues and consequently, our earnings, since a significant percentage of our expenses are relatively fixed. Additionally, we sometimes depend, in part, upon large contracts with a small number of OEMs to meet our sales goals in any particular quarter. For example, one customer accounted for approximately 37% of our total net sales for the three months ended September 30, 2005, and during the three months ended December 31, 2005, another single customer accounted for approximately 27% of our total net sales. Delays in the expected sale or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings, particularly because a significant percentage of our expenses are fixed.

     The length of our sales and implementation cycles may adversely affect our future operating results—We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify medical imaging management software, or modify or add business processes, are major decisions for our end–user target market. Furthermore, our software generally requires significant capital expenditures by our customers, especially OEMs. The sales cycle for our software ranges from six to 18 months or more from initial contact to contract execution. Our end–user implementation cycle has generally ranged from three to nine months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures. Additionally, any decision by our customers to delay or cancel purchases or the implementation of our software may adversely affect our net sales.
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
     The development and acquisition of additional products and technologies, and the improvement of our existing products requires significant investments in research and development. For example, our current product candidates are in various stages of development, and may require significant further research, development, pre–clinical or clinical testing, regulatory approval and commercialization. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.
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
     We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non–compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our solutions. Such methods may not afford sufficient protection to us, and we may not be able to adequately protect our trade secrets or ensure that other companies would not acquire information that we consider proprietary.
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
     We are subject to government regulation, changes to which could negatively impact our business—We are subject to regulation in the U.S. by the United States FDA, including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities. We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (the “Act”), regulations promulgated under such act, and any other applicable regulatory requirements. For example, the FDA has increased its focus on regulating computer software intended for the use in a healthcare setting. If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre– and post–marketing activities. Complying with these regulations could be time consuming and expensive, and may include:
•	requiring us to receive FDA clearance of a pre–market notification submission demonstrating substantial equivalence to a device already legally marketed, or to obtain FDA approval of a pre–market approval application establishing the safety and effectiveness of the software;

•	requiring us to comply with rigorous regulations governing the pre–clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•	requiring us to comply with the Act regarding general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified malfunctions and adverse device events.
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
     Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us—Federal regulations under HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non–compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA regulations proscribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services adhere to HIPAA regulations. Any failure or perception of failure of our software or services to meet HIPAA regulations could adversely affect demand for our software and services and force us to potentially expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients. States and foreign jurisdictions in which our clients or we operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy regulations. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand IT solutions and services that are adaptable to reflect different and changing regulatory requirements, which could increase our development costs. In the future, federal, state or foreign governmental authorities may impose new data security regulations or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business; however, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.
     The complexity presented by international operations could negatively affect our business—Net sales from customers outside of the U.S., which we classify as international net sales, account for a material portion of our revenues. Net sales from our international customers accounted for approximately 18% of our total net sales for the year ended December 31, 2006, 40% of our total net sales for the year ended December 31, 2005, and 32% of total net sales for the year ended December 31, 2004. While we plan to continue expanding our presence in international markets, our international operations may not produce sufficient international sales and our overseas development efforts may not generate saleable products. Our international operations also present a number of other risks, including the following:
•	the need to conform with local business and market norms;

•	difficulties managing and integrating new international facilities;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	potentially unfavorable economic conditions outside of the U.S.;

•	changes in local currencies may impact the attractiveness of our product competitiveness as we invoice most of our net sales in U.S. Dollars;

•	certification requirements;

•	lack of, or limited protection of intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	wage pressures, particularly in India, where wages are generally rising at a faster rate than in the United States;

•	political instability;

•	trade protection measures and other regulatory requirements;

•	service provider and government spending patterns;

•	potential adverse impact on the demand for products and services of U.S.–based businesses due to perceptions regarding U.S. foreign policy;

•	natural disasters, war or terrorist acts;

•	ineffective strategic relationships with international partners; and

•	political conditions which may threaten the safety of our employees or the employees of our customers or our continued presence in foreign countries, particularly civil unrest and hostilities among neighboring countries in South Asia, including India and Pakistan.

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
     We may not be able to generate sufficient cash from our operations to meet our future operating, financing and capital requirements—At December 31, 2006, our cash and cash equivalents were approximately $45.9 million. Our uses of cash in the future will depend on a variety of factors, such as our results of operations, the amounts we are required to devote to defend and address our outstanding legal and regulatory proceedings (see Item 3, “Legal Proceedings” of this Annual Report on Form 10-K) and our capital expenditure plans. If we are unable to generate sufficient cash from our operations to meet our short–term or long–term liquidity needs, we may need to raise additional capital. To raise such additional capital, we may sell equity or raise debt from third–party sources. The sale of additional equity or convertible debt securities could result in dilution to current shareholders. In addition, debt financing, if available, could involve restrictive covenants, which could adversely affect operations. Furthermore, these financing alternatives may not be available in amounts or on terms acceptable to us or our security holders.
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
     The trading price of our Common Stock has been volatile and may fluctuate substantially in the future—The price of our Common Stock has been, and is likely to continue to be, volatile. For example, the closing price of our Common Stock from January 1, 2006 through March 2, 2007 was as high as $27.36 and as low as $4.75. The trading price of our Common Stock may continue to fluctuate widely as a result of a number of factors, some of which are not in our control, including:
•	our ability to meet or exceed the expectations of analysts or investors;

•	changes in our own forecasts or earnings estimates by analysts;

•	quarter–to–quarter variations in our operating results;

•	announcements regarding clinical activities or new products by our competitors or us;

•	general conditions in the healthcare IT industry;

•	governmental regulatory action and healthcare reform measures, including changes in reimbursement rates for imaging procedures;

•	rumors about our performance or software solutions;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many software, healthcare and technology companies; and

•	general economic conditions.

     In addition, the market for our Common Stock may experience price and volume fluctuations unrelated or disproportionate to our operating performance.
     Anti–takeover provisions in our governing documents and under Wisconsin law and our shareholders’ rights plan could make an acquisition of us, which may be beneficial to our shareholders, more difficult—Our Articles of Incorporation and our Amended and Restated Bylaws contain provisions that may delay, defer, or inhibit a future acquisition of us not approved by our Board of Directors. These provisions would likely encourage any person interested in acquiring us to negotiate with, and obtain the approval of, our Board of Directors in connection with the transaction. Our Articles of Incorporation authorize our Board of Directors to issue shares of preferred stock in one or more series with such dividend rights, dividend rate, conversion, voting, and other rights, preferences, privileges, and restrictions as the Board determines, without any further vote or action by our shareholders. Pursuant to these provisions, in September 2006, we implemented a shareholders’ rights plan, also commonly called a “poison pill,” that would substantially reduce or eliminate the expected economic benefit to an acquirer from acquiring us in a manner or on terms not approved by our Board of Directors. A description of the terms of our shareholder rights plan is set forth in our Current Report on Form 8–K, filed with the SEC on September 6, 2006. The rights of the holders of our Common Stock will be subject to, and may be harmed by, the rights of the holders of the preferred share purchase rights and any preferred stock that may be issued in the future. We are also subject to the provisions of Wisconsin law that could have the effect of delaying, deferring, or preventing a change of control of our company. One of these provisions prevents us from engaging in a business combination with any interested stockholder for a period of three years from the date the person becomes an interested stockholder, unless specified conditions are satisfied. These and other impediments to a third–party acquisition or change of control could limit the price investors are willing to pay in the future for shares of our Common Stock.
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
Item 3. LEGAL PROCEEDINGS
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. Defendants in the suit include us, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer; one of the suits also names Brian E. Pedlar, former President of Cedara Software Corp. and our former Senior Vice President, who served as our interim co–President and co–Chief Executive Officer from July 2, 2006 to August 18, 2006. One case has been voluntarily dismissed. The cases arise out of our March 17, 2006 announcement that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The complaints seek damages in unspecified amounts. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. Pursuant to court order, the lead plaintiff is currently required to file its Amended Complaint on or before March 19, 2007. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint when filed.

     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden, Mortimore and Veech, and all of the then–current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements and also allege that we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee has full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. Pursuant to stipulations among the parties and order of the court, the plaintiff has dismissed the claim seeking to require us to hold an annual meeting of shareholders, and the defendants’ deadline to move, answer or otherwise respond to the remainder of operative complaint has been extended to April 16, 2007.
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
     We and our Cedara subsidiary were formerly defendants in an action commenced by Brian Pedlar. Mr. Pedlar was formerly the President of Cedara (since the closing of our merger with Cedara) and served, from July 2, 2006, until his departure on August 18, 2006, as co–CEO and co–President of Merge Healthcare. In September 2006, Mr. Pedlar filed suit in Ontario, Canada, against us and Cedara, claiming that he had been constructively discharged from his positions, and that we had defamed him in describing his departure in public releases and filings with the SEC. Without admitting any of the allegations of his complaint, on February 22, 2007, we agreed with Mr. Pedlar to settle this suit. Pursuant to the settlement, we agreed to pay Mr. Pedlar approximately $500,000 (less required tax withholding) and also agreed to pay approximately $80,000 to Mr. Pedlar’s counsel in payment of his attorneys fees and expenses in his employment proceedings. The settlement also included customary provisions addressing non–disparagement, confidentiality, mutual releases and dismissal of the legal action.
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Shareholders on December 18 and 28, 2006 (the “Annual Meeting”). Our shareholders voted as follows to elect the following eleven (11) individuals to serve as Directors until the next annual meeting of the shareholders or otherwise as provided in our Bylaws:

		Votes
		Against or
	Votes For	Withheld	Result
Elect Robert A. Barish, M. D. to serve as Director	12,518,269	4,475,737	Elected
Elect Dennis Brown to serve as Director	12,706,305	4,287,701	Elected
Elect Michael D. Dunham to serve as Director	13,369,802	3,624,204	Elected
Elect Robert T. Geras to serve as Director	13,333,430	3,660,576	Elected
Elect Anna Marie Hajek to serve as Director	12,514,552	4,479,454	Elected
Elect R. Ian Lennox to serve as Director	12,909,124	4,084,882	Elected
Elect Kevin E. Moley to serve as Director	14,033,653	2,960,353	Elected
Elect Ramamritham Ramkumar to serve as Director	13,209,695	3,784,311	Elected
Elect Kenneth D. Rardin to serve as Director	14,034,747	2,959,259	Elected
Elect Kevin G. Quinn to serve as Director	14,035,293	2,958,713	Elected
Elect Richard A. Reck to serve as Director	12,870,993	4,123,013	Elected
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

Item 6. SELECTED FINANCIAL DATA
     The following selected historical financial data are qualified in their entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K/A.

	Year Ended December 31,
	2006(4)	2005(1)(4)	2004(4)	2003(4)	2002
	(As restated)	(As restated)	(As restated)	(As restated)
		(in thousands, except for share and per share data)
Statements of Operations Data:
Net sales	$74,322	$82,538	$25,477	$24,268	$19,147
Operating income (loss)(2)(3)	(252,087)	4,377	(250)	3,064	2,782
Income (loss) before income taxes	(249,473)	5,113	219	2,962	2,846
Income tax expense (benefit)	9,450	8,373	(1,444)	(1,325)	79
Net income (loss)	(258,923)	(3,260)	1,663	4,287	2,767
Earnings (loss) per share:
Basic	$(7.68)	$(0.13)	$0.13	$0.37	$0.29
Diluted	(7.68)	(0.13)	0.12	0.34	0.25
Weighted average shares outstanding:
Basic	33,701,735	24,696,762	13,013,927	11,566,054	8,840,059
Diluted	33,701,735	24,696,762	13,827,522	12,586,900	10,383,651

	As of December 31,
	2006	2005	2004	2003	2002
	(As restated)	(As restated)	(As restated)	(As restated)
			(in thousands)
Balance Sheet Data:
Working capital	$27,101	$56,964	$22,786	$18,165	$7,010
Total assets(5)	234,875	500,045	85,853	66,110	27,481
Long-term debt obligations	—	—	—	—	—
Shareholders’ equity(5)	189,925	442,592	54,949	50,709	20,821

(1)	Includes the results of Cedara Software Corp. from June 1, 2005, the date of our business combination.

(2)	For the years ended December 31, 2005 and 2002, we incurred a charge for acquired in-process research and development of $13.0 million and $0.1 million, respectively.

(3)	For the year ended December 31, 2006, we incurred charges of $214.1 million related to the impairment of goodwill and $6.7 million related to the impairment of trade names. In addition, for the years ended December 31, 2006 and 2005, we incurred restructuring charges of $2.7 million and $0.5 million, respectively.

(4)	As disclosed under “Explanatory Note—Restatements of Financial Information” immediately preceding Part I, Item 1 of this Annual Report on Form 10-K/A, we have restated certain financial data for the years ended December 31, 2006, 2005, 2004, and 2003. The effects of these restatements on net sales were a decrease of $0.7 million, $0.1 million, $0.9 million, and $0.3 million, respectively, for the years ended December 31, 2006, 2005, 2004, and 2003. The effects on income before income taxes related to these restatements were an increase (decrease) of $6.5 million, $(0.1) million, $(0.7) million, and $(0.2) million, respectively, for the years ended December 31, 2006, 2005, 2004, and 2003. The effects on net income for the periods ended December 31, 2006, 2005, 2004, and 2003 were a decrease of $0.5 million, $0.6 million, $0.5 million, and $0.1 million, respectively. Refer to Note 2 of notes to consolidated financial statements for additional information.

(5)	As disclosed under “Explanatory Note—Restatements of Financial Information” immediately preceding Part I, Item 1 of this Annual Report on Form 10-K/A, we have restated certain financial data as of December 31, 2006, 2005, 2004, and 2003. The effects on total assets were an increase (decrease) of $0.2 million, $(1.6) million, $0.4 million, and $0.0 million, as of December 31, 2006, 2005, 2004, and 2003, respectively. The effects on shareholders’ equity were a decrease of $1.8 million, $1.2 million, $0.7 million, and $0.1 million as of December 31, 2006, 2005, 2004, and 2003, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual growth, results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K/A. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.
Restatement of Previously Issued Consolidated Financial Statements
     On August 13, 2007, we announced that the audited financial statements for the years ended December 31, 2006, 2005 and 2004 and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2006 and the unaudited financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 should no longer be relied upon. The errors identified in previously issued financial statements are described below.
     Revenue Recognition
     We have determined that our previously filed financial statements contained errors resulting from the incorrect recognition of revenue on software license arrangements with 12 customers that were signed between July of 2003 and June of 2004 following the acquisition of RIS Logic. As a result, we determined that the revenue associated with these arrangements should have been recognized ratably over the lesser of the maintenance period or the economic life of the software following the first productive use of the software at the customer site. The original value of these contracts, excluding the multiple years of maintenance, aggregated approximately $2 million.
     Goodwill and Deferred Income Taxes
     In connection with the accounting for the acquisition of Cedara in June of 2005, we did not appropriately record purchase accounting for deferred income taxes. As a result, both acquired goodwill and net deferred tax liabilities were overstated. The impact of these purchase accounting adjustments recorded in the consolidated financial statements included herein have been restated.
Other Adjustments
     We have also restated for other errors generally related to our accrual for bonuses, accrual for state and franchise taxes, accrual for subsequent credit memos, and correction of clerical errors in accumulating and recording transactions. These adjustments included changes to the following financial statement line items: revenue, as well as related accounts including cost of goods sold, accounts receivable and related reserves, and deferred revenue; accrued wages; various operating expenses; goodwill; other assets; accumulated other comprehensive income; income tax expense; and income taxes payable.
     Please refer to Note 2 of our accompanying consolidated financial statements for a discussion of the restatement of certain of our previously reported financial information, and Note 15 for a summary of the impact of the restatement on our previously reported quarterly financial information in 2005 and 2006.

     We, by means of this Annual Report on Form 10-K/A, have restated our previously issued consolidated financial statements and financial information for each of the fiscal years ended December 31, 2006, 2005, 2004, including unaudited interim quarterly financial statements and financial information for each of the quarters of 2005 and 2006. We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any of the affected periods other than those included in this Annual Report on Form 10-K/A. The information that has been previously filed or otherwise reported for these periods is superseded by the information contained in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.
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
     We continue to face challenges including the informal, non-public inquiry being conducted by the SEC and class action and other lawsuits. In addition, we have had significant changes in our senior management team during 2006, including the resignations of our former CEO, Rich Linden, our former CFO, Scott Veech, our founder and former Chief Strategist, William C. Mortimore, our former President of Cedara, Brian Pedlar, our former President of Merge Healthcare North America, Robert White, our former Senior Vice President of Strategic Business Development, David Noshay, and several others as well. We believe that these matters have caused confusion internally and adversely affected the morale of our employees, our relationships with certain customers and potential customers and our reputation in the marketplace, and have diverted the attention of our Board of Directors and management from our business operations. We also have experienced challenges integrating the businesses and personnel of Merge Healthcare and Cedara. In particular, we struggled to realize synergistic benefits as a consequence of organizational changes, primarily within our sales and service groups, following that business combination. These challenges led to significant attrition at both Merge Healthcare and Cedara during the latter half of 2005 and also in 2006. In late 2006, we hired Ken Rardin as our new Chief Executive Officer and in January of 2007, we hired Steve Norton as our Executive Vice President and Chief Financial Officer. We anticipate that these and other significant changes made during the latter half of 2006, as discussed under our rightsizing and reorganization initiative above, will have significant positive effects for us going forward. However, we believe that it will take time for these initiatives and hirings to have an impact on our net sales and operating income. See Item 1A, “Risk Factors,” and Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K/A for more detailed discussion regarding these matters.
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
Research and Development Expense
     Research and development expense consists of expenses incurred for the development of our proprietary technologies, included in Item 1, “Business” in this Annual Report on Form 10-K/A. The costs reflected in this category are reduced by software development costs capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The amortization of capitalized software development costs is included in cost of sales.
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
Goodwill Impairment, Restructuring and Other Expenses
     Goodwill impairment, restructuring and other expenses consist of impairment of goodwill and trade names (see Note 4 of the notes to consolidated financial statements included herein), severance to involuntarily terminated employees and impairment of non-cancelable building leases associated with restructuring activities.
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
     We allocate revenue to each undelivered element in a multiple-element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the lesser of the related maintenance period or the economic life of the software.
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
     Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of returns and customer credits, we have provided for an allowance for estimated returns and credits.
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
Goodwill and Other Intangible Assets
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows. Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates. In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount. See Note 4 in notes to consolidated financial statements for a discussion of the impairment of goodwill and trade names in 2006 which were previously recorded at the time of our business combination with Cedara Software Corp.
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
     Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made. However, we, Richard A. Linden, our former President and Chief Executive Officer and Scott T. Veech, our former Chief Financial Officer, are defendants in several lawsuits relating to our accounting and financial disclosure; one of these suits also names Brian E. Pedlar, former President of Cedara Software Corp. and former Senior Vice President of Merge Healthcare, who served as interim co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006. These lawsuits and other legal matters in which we have become involved, including our receipt of a shareholder demand for derivative action, are described in Note 10 of notes to consolidated financial statements. We have accrued for indemnification costs as of December 31, 2006 for certain of these individuals for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.
Loss Contingencies
     We have accrued for costs as of December 31, 2006 and may, in the future, accrue for costs associated with certain contingencies, including, but not limited to settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K/A for a discussion of matters for which we may be required, in the future, to accrue costs.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is principally effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157.

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

	Twelve Months Ended
	December 31,
	2006	2005
	(As restated)
Net sales	100%	100%
Cost of sales	40	31

Gross margin	60	69

Operating costs and expenses:
Sales and marketing	27	17
Product research and development	27	12
General and administrative	39	14
Acquired in-process research and development	—	16
Goodwill impairment, restructuring and other expenses	301	1
Depreciation and amortization	5	4

Total operating costs and expenses	399	64

Operating income (loss)	(339)	5
Total other income, net	3	1

Income (loss) before income taxes	(336)	6
Income tax expense	13	10

Net loss	(349)%	(4)%

Net Sales
     The following table sets forth net sales component data for the twelve months ended December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005	% Change
	(As restated)
Software and other	$40,275	$60,019	(33)%
As a percentage of total net sales	54%	73%
Services and maintenance	$34,047	$22,519	51%
As a percentage of total net sales	46%	27%
Total net sales	$74,322	$82,538	(10)%
     Software and other sales for 2006 were $40,275, a decrease of $19,744, or 33%, from net software and other sales of $60,019 for 2005. This decrease was primarily attributable to approximately $18,800 of net sales recognized from contracts with two international customers in 2005, compared to no such significant customer sales in 2006 and a significant decrease in new customer contracts signed during 2006, offset by $18,500 of revenue recognized in 2006 as a result of the factors below and the inclusion of sales to Cedara’s OEM and end-user customers for the entire twelve-month period in 2006. We believe the reduction in sales also resulted in part from a lack of clarity in the marketplace and in our sales channel regarding our integrated product strategy for direct sales following the business combination with Cedara Software Corp. In addition, as a result of the adverse business circumstances during 2006 following our delayed filings and delisting notification from NASDAQ (we regained compliance with the SEC rules and were notified of our continued listing by NASDAQ in September 2006), we believe that many prospective customers reacted by either deferring their buying decision to a later date or by excluding us as a potential vendor from their buying decisions during 2006. These circumstances contributed to the overall decrease in our net sales.
     Net sales from services and maintenance for 2006 were $34,047, an increase of $11,528, or 51%, from 2005 net services and maintenance sales of $22,519. This increase in net sales from services and maintenance was primarily attributable to the factors discussed below, as well as to services performed in connection with Cedara OEM’s and end-user customers, which were included in sales for the entire twelve month period in 2006, offset by the factors resulting in decreased net sales indicated above.
     Net sales in any period may be impacted by whether or not we have satisfied the applicable criteria for software revenue recognition and have established VSOE of fair value for any undelivered contract elements.
     The following factors also affected our net sales results for 2006 and 2005:
•	We recognized net sales of approximately $16,300 for 2006, due to the ultimate delivery of certain software product functionality on certain customer contracts entered into in previous years. Net sales were reduced by approximately $1,800 for 2005 due to our delivery of certain software products to end-user customers that did not fully meet the functionality that we believe our customers expected. We deferred such revenue until the delivery of the expected product functionality.

•	We recognized approximately $900 in net sales in 2006 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software, but which became reasonably assured in 2006. Net sales for 2005 were reduced by approximately $1,000 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•	We recognized approximately $300 in net sales in 2006 related to contracts under which we delivered certain software products remaining on prior orders for which partial shipment had previously occurred. Net sales in 2005 were reduced by approximately $300 due to contracts under which we did not deliver all of the contracted software products.

•	We recognized approximately $900 in net sales in 2006 due to ratable recognition of sales from prior periods related to customer contracts for which we did not have VSOE of fair value of maintenance. Net sales decreased in 2005 by approximately $900 related to contracts for sales that we did not have VSOE of fair value of maintenance.
Cost of Sales
     The following table sets forth cost of sales data for the periods indicated:

	December 31,
	2006	2005	% Change
	(As restated)
Software and other	$9,605	$6,941	38%
Services and maintenance	14,472	11,087	31%
Amortization	5,532	7,740	(29)%

Total cost of sales	$29,609	$25,768	15%
     The cost of software and other sales for 2006 was $9,605, an increase of $2,664, or 38%, from the cost of software and other sales for 2005 of $6,941. Approximately $2,589, or 97%, of this increase was attributable to costs that were associated with net sales recognized during 2006 which were previously deferred based on the factors described above. As a percentage of net software and other sales, the cost of software and other for 2006 was 24%, compared to 12% for 2005, as a result of the significant decrease in mix of software-only sales, such as the two significant customer sales in the twelve months ended December 31, 2005.
     The cost of services and maintenance sales for 2006 was $14,472, an increase of $3,385, or 31%, from the cost of services and maintenance sales for 2005 of $11,087. This increase was primarily the result of the inclusion of costs associated with Cedara’s OEM and end-user customer professional services, custom engineering and maintenance and support departments for twelve months in 2006 compared to seven months in 2005. As a percentage of net services and maintenance sales, the cost of services and maintenance for 2006 was 43%, compared to 49% for 2005. The costs to provide all services to our customers are recognized as a period cost. The relatively low cost of services and maintenance as a percentage of net services and maintenance sales for the twelve months ended December 31, 2006 was primarily attributable to our recognition of services revenue related to sales of certain software products upon ultimate delivery of specified software product functionality under certain customer contracts entered into in previous years (as described above in the Net Sales section), while the related costs, treated as a period expense, were recognized in prior years.
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
Gross Margin
     Gross margin was $44,713 for 2006, a decrease of $12,057, or 21%, from $56,770 for 2005. As a percentage of net sales, gross margin decreased to 60% of net sales for 2006 compared to 69% for 2005, due primarily to the decrease in software-only sales, which are typically contracted with our OEM customers. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The decrease in gross margin as a percentage of net sales for 2006 was also offset by revenue recognized due to the factors described under Net Sales above.
Sales and Marketing
     Sales and marketing expense for 2006 was $20,100, an increase of $6,454, or 47%, from $13,646 for 2005. The increase is to due to expenses incurred by Cedara’s OEM and end-user sales and marketing groups for twelve months in 2006 compared to seven months in 2005, our new business initiatives in Europe (which generated 2006 expenses of $1,248) and SFAS No. 123(R) stock-based compensation expense for 2006 of $1,047. Sales and marketing expense for 2006 as a percentage of sales increased to 27%, compared to 17% for 2005 primarily for the same reasons and as a result of the decrease in net sales.
Product Research and Development
     Product research and development expense for 2006 was $20,410, an increase of $10,496, or 106%, from $9,914 for 2005. As a percentage of net sales, research and development expense increased from 12% for 2005 to 27% for 2006. The majority of this increase was the result of the inclusion of expenses for Cedara’s OEM operations, which have a significant engineering department engaged in development of innovative software technologies in our OEM business, for twelve months in 2006 compared to seven months in 2005, a decrease in capitalized software development costs, and SFAS No. 123(R) stock-based compensation expense for 2006 of $1,186. Capitalization of software development costs decreased $1,364, or 38%, to $2,257 for 2006, from $3,621 for 2005, as we spent a greater percentage of time on development of software product updates for our end-user products, which are generally not capitalizable.
General and Administrative
     General and administrative expense for 2006 was $28,752, an increase of $17,043, or 146%, from $11,709 for 2005. The increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and end-user operations for twelve months in 2006 compared to seven months in 2005, legal and accounting costs related to the completion of our 2005 annual audit (including the restatement of previously issued financial statements) and the review of our quarterly reports for the first two quarters of 2006 as well as other litigation related matters (including certain settlements) of $8,909 and SFAS No. 123(R) stock-based compensation expense for 2006 of $3,136. General and administrative expense as a percentage of net sales increased to 39% for 2006, compared to 14% for 2005 primarily for the same reasons and as a result of the decrease in net sales. We expect to incur additional expenses, including substantial fees for attorneys and other professional advisors, in connection with the class action, derivative and other lawsuits and regulatory matters, the completion of our audit and Annual Report on Form 10-K (originally filed in the first quarter of 2007) and implementation of our remediation plan for internal control weaknesses identified.
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
Goodwill Impairment, Restructuring and Other Expenses
     Goodwill impairment, restructuring and other expenses for 2006 were $223,505, an increase of $222,975, from $530 for 2005. During 2006, we determined that the fair value of goodwill had been impaired by $214,095 and the fair value of our trade names had been impaired (in the fourth quarter of 2006) by $6,685. In addition, we recorded restructuring charges of $2,725 in 2006 as a result of our right sizing and restructuring initiative in the fourth quarter, primarily related to severance costs. In 2005, we recorded restructuring and other related charges of $530 related to our business combination with Cedara Software Corp. We anticipate that we will incur additional restructuring costs of approximately $580 in the first two quarters of 2007 due to the manner in which certain costs associated with our right-sizing and reorganization in the fourth quarter of 2006 are recognized under GAAP. See Note 4 of the notes to our consolidated financial statements for more information regarding our goodwill and trade name impairments.
Depreciation and Amortization
     Depreciation and amortization expense for 2006 was $4,033, an increase of $485, or 14%, from $3,548 for 2005. This increase was primarily due to the amortization of customer contracts associated with the Cedara transaction for twelve months in 2006 compared to seven months in 2005, offset by a $610 impairment of certain customer relationships as the result of triggering events that occurred in 2005. Depreciation and amortization expense as a percentage of net sales was 5% in 2006 and 4% in 2005.
Other Income, Expense
     Our interest income was $2,548 in 2006, compared to $1,061 in 2005, while interest expense increased to $67 in 2006, compared to $38 in 2005. The increase in interest income was directly attributable to our average cash and cash equivalent balance during 2006 compared to 2005, attributed to the fact that our cash balance increased significantly in June 2005 from cash acquired from Cedara, as well as increased interest yield (from increased interest rates) on our cash balance during 2006 compared to 2005. Other income, net, was $133 in 2006, compared to other expense, net, of $287 in 2005. The change in other income, expense was primarily attributed to unrealized foreign exchange gains on foreign currency payables in 2006 compared to losses in 2005 at Cedara, where the functional currency is the U.S. Dollar.
Income Taxes
     We recorded income tax expense of $9,450 for 2006, an increase of $1,077, or 13%, from the expense of $8,373 recorded for 2005.
     Our effective tax rate for 2006 was approximately 4%. Our effective rate differed significantly from the statutory rate primarily due to the impairment of non-tax deductible goodwill, and the recording of a valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized.

     Our effective tax rate for 2005 was approximately 164%. Our effective tax rate differed significantly from the statutory rate primarily due to the in-process research and development cost which is not deductible for income tax purposes and a $1,308 accrual associated with transaction-related legal restructuring during 2005.
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

	Twelve Months Ended
	December 31,
	2005	2004
	(As restated)
Net sales	100%	100%
Cost of sales	31	42

Gross margin	69	58

Operating costs and expenses:
Sales and marketing	17	27
Product research and development	12	8
General and administrative	14	19
Acquired in-process research and development	16	—
Goodwill impairment, restructuring and other expenses	1	—
Depreciation and amortization	4	5

Total operating costs and expenses	64	59

Operating income	5	(1)
Total other income, net	1	2

Income before income taxes	6	1
Income tax expense (benefit)	10	(6)

Net income (loss)	(4)%	7%

Net Sales
     The following table sets forth net sales component data for the twelve months ended December 31, 2005 and December 31, 2004:

	December 31,
	2005	2004	% Change
	(As restated)
Software and other	$60,019	$16,952	254%
As a percentage of total net sales	73%	67%
Services and maintenance	$22,519	$8,525	164%
As a percentage of total net sales	27%	33%
Total net sales	$82,538	$25,477	224%

     Software and other sales for 2005 were $60,019, an increase of $43,067, or 254%, from net software and other sales of $16,952 for 2004. This increase was primarily attributable to revenue recognized as a result of the inclusion of sales to Cedara OEM and end-user customers after the date of the business combination with Cedara Software Corp. and by the factors below, which primarily resulted in a greater amount of net sales deferred in 2004 compared to 2005.
     Sales from services and maintenance for 2005 were $22,519, an increase of $13,994, or 164%, from 2004 net sales of $8,525. This increase in sales from services and maintenance was primarily attributable to services performed in connection with Cedara’s OEM and end-user customers, while the rest of the increase was primarily attributable to the increase in sales made directly to healthcare facilities and imaging centers, where such sales are accompanied by installation services and service contracts.
     Of our net sales in 2005, approximately 16% and 10%, respectively, were attributable to two customers, Toshiba Medical Systems Corporation and Hitachi Medical Corporation.
     The following factors also affected our net sales for 2005 and 2004:
•	We deferred approximately $1,800 and $10,700 for 2005 and 2004, respectively, due to current year and prior years’ contracts, for which the software product sold did not meet functionality we believe was expected by the customer and as to which revenue was therefore deferred into future periods.

•	Net sales for 2005 were reduced by approximately $1,000 related to customer contracts where collectibility was not reasonably assured at time of delivery of the software.

•	Net sales for 2005 were reduced by approximately $300 due to contracts in which we did not deliver all contracted software products.

•	Net sales were reduced by approximately $900 for 2005 due to contracts for which we did not have vendor specific objective evidence of fair value of maintenance.
Cost of Sales
     The following table sets forth cost of sales data:

	December 31,
	2005	2004	% Change
	(As restated)
Software and other	$6,941	$2,239	210%
Services and maintenance	11,087	6,050	83%
Amortization	7,740	2,492	211%

Total cost of sales	$25,768	$10,781	139%
     The cost of software and other for 2005 was $6,941, an increase of $4,702, or 210%, from the cost of software and other for 2004 of $2,239. Approximately $3,100 or 66%, of this increase was attributable to costs incurred as a result of the inclusion of sales to Cedara OEM and end-user customers since the date of the business combination with Cedara Software Corp. As a percentage of net software and other sales, the cost of software and other for 2005 was 12%, compared to 13% for 2004.
     The cost of services and maintenance for 2005 was $11,087, an increase of $5,037, or 83%, from the cost of services and maintenance for 2004 of $6,050. Approximately $4,228, or 84% of this increase was the result of the inclusion of costs associated with Cedara’s OEM and end-user professional services, custom engineering and maintenance and support departments. As a percentage of net services and maintenance sales, the cost of services and maintenance for 2005 was 49%, compared to 71% for 2004. The costs to provide all services to our customers are recognized as a period cost. The unusually high percentage of net sales for 2004 was attributed to our deferral of service revenue related to sales of certain software products until ultimate delivery of certain software products functionality under certain customer contracts entered into in the current and previous years

(as described above, under Net Sales), while the related costs, treated as a period expense, were recognized in the year incurred.
     Amortization of purchased and developed software was $7,740 for 2005, an increase of $5,248, or 211%, from amortization of $2,492 for 2004. This increase was attributable to the impairment of certain of our capitalized software projects of approximately $3,547, attributed to overlapping technologies due to the Cedara Software Corp. transaction, as well as the amortization of seven months of acquired technology associated with the Cedara Software Corp. transaction. As a percentage of total net sales, amortization of purchased and developed software for 2005 was 9%, compared to 10% in 2004.
Gross Margin
     Gross margin was $56,770 for 2005, an increase of $42,074, or 286%, from $14,696 for 2004. As a percentage of net sales, gross margin increased to 69% for 2005 compared to 58% for 2004. The increase in gross margin as a percentage of net sales was primarily due to the greater percentage of software-only sales in 2005 as a result of the inclusion of Cedara Software Corp.’s OEM and end-user customer sales. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. The relatively low percentage for 2004 was primarily attributed to our deferral of service net sales, in addition to the software and other net sales, to sales of certain software products until ultimate delivery of certain software product functionality on certain customer contracts entered into in the current and previous years (as described under Net Sales), sales in which we did not ship all software products, and sales where collectibility was not reasonably assured, while the related costs, treated as a period expense were recognized in the year incurred.
Sales and Marketing
     Sales and marketing expense for 2005 was $13,646, an increase of $6,640, or 95%, from $7,006 for 2004, as a result of expenses incurred by the historic Cedara Software Corp. business for seven months in 2005. Sales and marketing expense for 2005 as a percentage of sales decreased to 17% compared to 27% for 2004. The relatively high percentage for 2004 was primarily a result of the deferral of net sales based on the factors discussed in Net Sales.
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
General and Administrative
     General and administrative expense for 2005 was $11,709, an increase of $6,889, or 143%, from $4,820 for 2004. The $6,889 increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and direct sales operations since the acquisition of $3,825, increased net bad debt charges during 2005 of $729 compared to $147 in 2004, and legal and accounting fees incurred subsequent to the business combination with Cedara Software Corp. General and administrative expense as a percentage of net sales decreased slightly to 14% for 2005, compared to 19% for 2004.
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
Depreciation and Amortization
     Depreciation and amortization expense for 2005 was $3,548, an increase of $2,395, or 208%, from $1,153 for 2004. Depreciation and amortization expense as a percentage of total net sales was 4% in 2005, compared to 5% in 2004. These increases were primarily due to the $610 impairment of certain customer relationships as the result of triggering events that occurred in 2005 and amortization of customer contracts associated with the Cedara Software Corp. transaction.
Other Income, Expense
     Our interest income was $1,061 in 2005, compared to $344 in 2004, while interest expense increased to $38 in 2005, compared to $21 in 2004. The interest income was directly attributable to our increased cash and cash equivalent balances, and increased interest rates on our cash balances in 2005 compared to 2004. Other expense, net, was $287 in 2005 compared to other income, net, of $146 in 2004. Net other expense for 2005 was primarily attributable to foreign exchange losses on foreign currency payables at Cedara Software Corp., where the functional currency is the U.S. Dollar. Net other income for 2004 was primarily attributable to the recovery from an insurance claim that was filed in 2003 for business interruption. As a percentage of net sales, total net other income decreased slightly to 1% for 2005 compared to 2% for 2004.
Income Taxes
     We recorded income tax expense of $8,373 for 2005, an increase of $9,817, from the benefit of $1,444 recorded for 2004.
     Our effective tax rate for 2005 was approximately 164%. Our effective tax rate differed from the statutory rate primarily due to the in-process research and development cost which is not deductible for income tax purposes and a $1,308 accrual associated with transaction-related legal restructuring during 2005. Excluding these two items, our 2005 effective tax rate would have been approximately 49%.
     Our effective tax rate for 2004 was approximately (659)%. Our effective tax rate differed from the statutory rate primarily due to an extraterritorial income tax benefit and research and experimentation credit.
Liquidity and Capital Resources
(in thousands)
     Our cash and cash equivalents were $45,945 at December 31, 2006, a decrease of $18,333, or 29%, from our balance of $64,278 at December 31, 2005. In addition, our working capital, defined as the amount by which our current assets exceed our current liabilities, was $27,101 at December 31, 2006, a decrease of $29,863, or 52%, from our working capital of $56,964 at December 31, 2005.
Operating Cash Flows
     Cash used in operating activities was $14,960 in 2006, an increase of $38,562, from cash provided by operations of $23,602 in 2005. Our negative operating cash flow in 2006 was due to the loss from operations, primarily attributed to our decreased net sales during the year, while our operating expenses were not rightsized to meet such decreased net sales until the fourth quarter of 2006. In addition, we incurred substantial legal, accounting and advisor costs (as discussed below) which we would not anticipate incurring in a normal operating environment.
     In 2006, we incurred legal and accounting costs related to the completion of our 2005 annual audit (including the restatement of previously issued financial statements) and the review of our quarterly reports for the first two quarters of 2006 as well as other litigation matters (including certain settlements) of $8,909. We also anticipate that we will pay approximately $1,960 of severance related restructuring costs in the future as well as incur and pay additional restructuring costs of $580 in the first two quarters of 2007 due to the manner in which certain costs associated with our rightsizing and restructuring initiative announced in the fourth quarter of 2006 are recognized under GAAP. We expect to incur additional expenses, including substantial fees for attorneys and other professional advisors, in connection with the class action, derivative and other lawsuits and regulatory matters, the completion of our audit and Annual Report on Form 10-K (originally filed in the first quarter of 2007) and implementation of our remediation plan for internal control weaknesses.
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
Contractual Obligations
     Total outstanding commitments at December 31, 2006, were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$6,816	$2,110	$3,564	$890	$252
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
     As discussed in Notes 1 and 7 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
     As discussed in Note 2 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements as of December 31, 2006 and 2005 and for each of the years in the three-year period ended December 31, 2006.
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
March 8, 2007, except as to Note 2,
     which is as of December 27, 2007

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)
(As restated)

	December 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$45,945	$64,278
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,553 and $2,222 at December 31, 2006 and December 31, 2005, respectively	16,427	23,294
Inventory	2,164	2,440
Prepaid expenses	1,660	2,646
Deferred income taxes	196	11,735
Other current assets	812	3,208

Total current assets	67,204	107,601

Property and equipment:
Computer equipment	5,017	4,025
Office equipment	1,919	1,759
Leasehold improvements	1,460	1,372

	8,396	7,156
Less accumulated depreciation	4,456	2,716

Net property and equipment	3,940	4,440
Purchased and developed software, net of accumulated amortization of $11,235 and $6,759 at December 31, 2006 and December 31, 2005, respectively	16,628	19,539
Other intangibles, net of accumulated amortization of $3,966 and $1,687 at December 31, 2006 and December 31, 2005, respectively	9,511	11,789
Goodwill	124,231	345,121
Deferred income taxes	4,326	3,490
Other assets	9,035	8,065

Total assets	$234,875	$500,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,284	$5,938
Accrued wages	6,162	5,870
Income taxes payable	4,398	4,206
Other accrued liabilities	2,573	3,503
Deferred revenue	18,686	31,120

Total current liabilities	40,103	50,637
Deferred income taxes	502	2,015
Deferred revenue	3,712	4,317
Other	633	484

Total liabilities	44,950	57,453

Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 and 3,999,997 shares authorized at December 31, 2006 and December 31, 2005; zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Series B Junior Participating Preferred Stock, $0.01 par value: 1,000,000 shares authorized and zero shares authorized at December 31, 2006 and December 31, 2005; zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued; one share and zero shares issued and outstanding at December 31, 2006 and December 31, 2005	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 29,291,030 shares and 26,500,140 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	293	265
Common Stock subscribed: 5,242 and 706 shares at December 31, 2006 and December 31, 2005, respectively	33	17
Additional paid-in capital	451,130	445,954
Deferred stock compensation	—	(1,245)
Accumulated deficit	(263,390)	(4,467)
Accumulated other comprehensive income	1,859	2,068

Total shareholders’ equity	189,925	442,592

Total liabilities and shareholders’ equity	$234,875	$500,045

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)
(As restated)

	Years Ended December 31,
	2006	2005	2004
Net sales:
Software and other	$40,275	$60,019	$16,952
Services and maintenance	34,047	22,519	8,525

Total net sales	74,322	82,538	25,477

Cost of sales:
Software and other	9,605	6,941	2,239
Services and maintenance	14,472	11,087	6,050
Amortization	5,532	7,740	2,492

Total cost of sales	29,609	25,768	10,781

Gross margin	44,713	56,770	14,696

Operating costs and expenses:
Sales and marketing	20,100	13,646	7,006
Product research and development	20,410	9,914	1,967
General and administrative	28,752	11,709	4,820
Acquired in-process research and development	—	13,046	—
Goodwill impairment, restructuring and other expenses	223,505	530	—
Depreciation and amortization	4,033	3,548	1,153

Total operating costs and expenses	296,800	52,393	14,946

Operating income (loss)	(252,087)	4,377	(250)

Other income (expense):
Interest expense	(67)	(38)	(21)
Interest income	2,548	1,061	344
Other, net	133	(287)	146

Total other income	2,614	736	469

Income (loss) before income taxes	(249,473)	5,113	219
Income tax expense (benefit)	9,450	8,373	(1,444)

Net income (loss)	$(258,923)	$(3,260)	$1,663

Net income (loss) per share—basic	$(7.68)	$(0.13)	$0.13

Weighted average number of shares of Common Stock outstanding—basic	33,701,735	24,696,762	13,013,927

Net income (loss) per share—diluted	$(7.68)	$(0.13)	$0.12

Weighted average number of shares of Common Stock outstanding—diluted	33,701,735	24,696,762	13,827,522

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2005 and 2006
(in thousands, except for share data)

	Preferred Stock		Common Stock							Accumulated
							Additional	Deferred		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Stock	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Compensation	Deficit	Income	Equity
Balance at December 31, 2003	2	$—	8,058	$47	12,485,646	$125	$53,175	$—	$(2,723)	$232	$50,856
Adjustments (see Note 2)	—	—	—	—	—	—	—	—	(147)	—	(147)

Balance at December 31, 2003 (as restated)	2	$—	8,058	$47	12,485,646	$125	$53,175	$—	$(2,870)	$232	$50,709
Accretion of put value	—	—	—	—	—	—	68	—	—	—	68
Exchange of share rights into Common Stock	—	—	—	—	352,261	4	(4)	—	—	—	—
Stock issued under ESPP	—	—	(7,241)	(33)	11,806	—	101	—	—	—	68
Exercise of stock options	—	—	—	—	336,472	3	1,483	—	—	—	1,486
Retirement of preferred shares	(2)	—	—	—	—	—	—	—	—	—	—
Tax benefit on exercise of stock options	—	—	—	—	—	—	595	—	—	—	595
Net income (as restated)	—	—	—	—	—	—	—	—	1,663	—	1,663
Other comprehensive income	—	—	—	—	—	—	—	—	—	360	360

Balance at December 31, 2004 (as restated)	—	$—	817	$14	13,186,185	$132	$55,418	$—	$(1,207)	$592	$54,949
Cedara Exchange of share rights into Common Stock	—	—	—	—	6,080,922	61	(61)	—	—	—	—
Stock issued and options granted for acquisitions, net of costs to issue shares	1	—	—	—	5,581,517	56	380,794	—	—	—	380,850
Shares retired	—	—	—	—	(90,000)	(1)	(1,603)	—	—	—	(1,604)
Stock issued under ESPP	—	—	(111)	3	3,573	—	62	—	—	—	65
Exercise of stock options	—	—	—	—	1,737,943	17	9,491	—	—	—	9,508
Share-based compensation expense	—	—	—	—	—	—	92	(1,245)	—	—	(1,153)
Legal fees S3/S8 filings	—	—	—	—	—	—	(45)	—	—	—	(45)
Nasdaq fees for increased trading shares	—	—	—	—	—	—	(5)	—	—	—	(5)
Tax benefit on exercise of stock options	—	—	—	—	—	—	1,811	—	—	—	1,811
Net loss (as restated)	—	—	—	—	—	—	—	—	(3,260)	—	(3,260)
Other comprehensive income (as restated)	—	—	—	—	—	—	—	—	—	1,476	1,476

Balance at December 31, 2005 (as restated)	1	$—	706	$17	26,500,140	$265	$445,954	$(1,245)	$(4,467)	$2,068	$442,592
Cedara Exchange of share rights into Common Stock	—	—	—	—	2,561,085	26	(26)	—	—	—	—
Stock issued under ESPP	—	—	4,536	16	706	—	17	—	—	—	33
Exercise of stock options	—	—	—	—	229,099	2	469	—	—	—	471
Share-based compensation expense	—	—	—	—	—	—	5,961	—	—	—	5,961
Reduction of deferred stock compensation for application of FAS 123R	—	—	—	—	—	—	(1,245)	1,245	—	—	—
Net loss (as restated)	—	—	—	—	—	—	—	—	(258,923)	—	(258,923)
Other comprehensive income (as restated)	—	—	—	—	—	—	—	—	—	(209)	(209)

Balance at December 31, 2006 (as restated)	1	$—	5,242	$33	29,291,030	$293	$451,130	$—	$(263,390)	$1,859	$189,925

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(As restated)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(258,923)	$(3,260)	$1,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,565	11,288	3,646
Amortization of discount on note assumed in merger	—	—	12
Provision for doubtful accounts receivable and sales returns, net of recoveries	829	978	147
Deferred income taxes	11,160	7,661	(1,969)
In-process research and development	—	13,046	—
Stock-based compensation	5,961	979	—
Goodwill and trade name impairment charge	218,810	—	—
Change in assets and liabilities, excluding effects from acquisitions:
Accounts receivable	6,038	(5,421)	(2,030)
Inventory	276	(439)	(189)
Prepaid expenses	986	(76)	(404)
Accounts payable	2,370	(3,474)	711
Accrued wages	268	765	500
Other accrued liabilities	(780)	(19)	221
Deferred revenue	(13,040)	6,789	14,465
Other assets	1,328	(5,117)	(2,646)
Other	192	(98)	(215)

Net cash provided by (used in) operating activities	(14,960)	23,602	13,912

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	—	9,644	—
Purchases of property, equipment, and leasehold improvements	(1,252)	(2,996)	(565)
Purchased technology	(367)	—	—
Capitalized software development	(2,257)	(3,621)	(3,479)

Net cash provided by (used in) investing activities	(3,876)	3,027	(4,044)

Cash flows from financing activities:
Proceeds from exercise of stock options	471	9,508	1,486
Proceeds from employee stock purchase plan	33	65	68
Principal payment of notes	—	—	(231)

Net cash provided by financing activities	504	9,573	1,323

Effect of exchange rate changes on cash	(1)	9	5

Net increase (decrease) in cash	(18,333)	36,211	11,196
Cash and cash equivalents, beginning of period	64,278	28,067	16,871

Cash and cash equivalents, end of period	$45,945	$64,278	$28,067

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$69	$286	$1,119
Equity securities received in sales transactions	$2,010	$4,606	$—
Non Cash Investing and Financing Activities:
Redemption value related to exchangeable Common Stock	$—	$—	$1
Value of Common Stock and options issued for acquisitions	$—	$381,689	$—
See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(As restated)

	Years ended December 31,
	2006	2005	2004
Net income (loss)	$(258,923)	$(3,260)	$1,663
Accumulated other comprehensive income:
Cumulative translation adjustment(1)	(89)	815	215
Unrealized gain (loss) on marketable securities(2)	(58)	79	—

Comprehensive income (loss)	$(259,070)	$(2,366)	$1,878

(1)	Net of income tax expense (benefit) of $(60), $547, and $145 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

(2)	Net of income tax expense (benefit) of $(2), $60, and $0 for the twelve months ended December 31, 2006, 2005, and 2004, respectively.

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
     In order to apply SFAS No. 131, the enterprise must first identify the chief operating decision maker (“CODM”). The CODM is usually the highest level of management responsible for the enterprise’s overall resource allocation. Our principal executive officer has been identified as the CODM in assessing the

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
performance and the allocation of resources within the Company. The next step in the application of SFAS No. 131 is to identify the operating segments reported to the CODM. The operating segments are identified based on the way financial information is organized and reported to the CODM. The principal executive officer relies on the information derived directly from our reporting system. The primary financial measure used by the principal executive officer in assessing performance and allocating resources was revenue based on consolidated financial statements; therefore, we operate as a single segment.
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
     Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Useful lives of our major classes of property and equipment are: two to three years for

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (contined)
(In thousands, except for share and per share data)
computer and equipment and five to seven years for office equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.
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
(o) Investments
     At December 31, 2006, we held certain securities in both publicly traded entities of $387 and private companies of $7,974, which are included in other non-current assets. The investments in publicly traded equity securities over which we do not exert significant influence are classified as “available-for-sale” and are reported at fair value. Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity. The investments in equity securities of private companies over which we do not exert significant influence are reported at cost. The estimated fair values have been determined from information obtained from market sources, independent valuations, and estimates by us. Any loss due to impairment in value is recorded when such loss occurs. We have recorded a loss of $186 in other expenses, net, in our 2006 consolidated statement of operations due to the impairment of one of our investments.
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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount.
(q) Warranties
     We generally provide up to twelve months of warranty on our hardware sales. We have provided for expected hardware warranty costs based on our historical experience. Accrued warranty was $194, $267 and $17 at December 31, 2006, 2005 and 2004, respectively.
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
     Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Historically, minimal costs have been incurred relating to such indemnifications and, as such, no accrual for these guarantees have been made. However, Merge Healthcare, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, and Brian E. Pedlar, our former President of Cedara Software and Senior Vice President of Merge Healthcare, who served as co-President and co-Chief Executive Officer from July 2, 2006 to August 18, 2006, are defendants in several lawsuits relating to our accounting and financial disclosure. These lawsuits and other legal matters in which we have become involved, including our receipt of a shareholder demand for derivative action, are described in Note 10. We have accrued for indemnification costs as of December 31, 2006 for certain of these individuals for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.
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

Merge Technologies Incorporated and Subsidiaries
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

Merge Technologies Incorporated and Subsidiaries
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
     We allocate revenue to each undelivered element in a multiple-element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the lesser of the related maintenance period or the economic life of the software.
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

Merge Technologies Incorporated and Subsidiaries
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
     Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of returns and customer credits, we have provided for an allowance for estimated returns and credits.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies to previous accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is principally effective for fiscal years beginning after November 15, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157.
(2) Restatement of Consolidated Financial Statements
     On August 13, 2007, we announced that the audited financial statements for the years ended December 31, 2006, 2005 and 2004 and other financial information included in our Annual Report on Form 10-K for the year

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
ended December 31, 2006 should no longer be relied upon. The errors identified in previously issued financial statements are described below.
     Revenue Recognition
     We have determined that our previously filed financial statements contained errors resulting from the incorrect recognition of revenue on software license arrangements with 12 customers that were signed between July of 2003 and June of 2004 following the acquisition of RIS Logic. As a result, we determined that the revenue associated with these arrangements should have been recognized ratably over the lesser of the maintenance period or the economic life of the software following the first productive use of the software at the customer site. The original value of these contracts, excluding the multiple years of maintenance, aggregated approximately $2,000.
     Goodwill and Deferred Income Taxes
     In connection with the accounting for the acquisition of Cedera in June 2005, we did not appropriately record purchase accounting for deferred income taxes. As a result, both acquired goodwill and net deferred tax liabilities were overstated by approximately $5,500. This was primarily the result of the Company incorrectly including the deferred tax liabilities related to the value assigned to the Cedara intangible assets in its analysis of “domestic” deferred taxes rather than “foreign” deferred taxes when establishing a valuation allowance for acquired foreign net operating loss carryforwards. As a result of the purchase accounting error, during the second quarter of 2006, when the Company recorded an impairment charge and adjusted its recorded goodwill to fair value, the impairment charge was overstated by approximately $5,338. This also impacted the Company’s fourth quarter of 2006 when it was determined that a full valuation allowance was required on its domestic tax attribute carry forwards. The adjustments to correct for these misstatements are included in the financial statements included herein.
     Other Adjustments
     We have also restated for other errors generally related to our accrual for bonuses (decreasing the accrual by $82 as of December 31, 2006 and $0 as of December 31, 2005), accrual for state and franchise taxes (increasing the accrual by $537 and $368 as of December 31, 2006 and 2005, respectively), accrual for subsequent credit memos (increasing the accrual by $735 and $195 as of December 31, 2006 and 2005, respectively), and correction of clerical errors in accumulating and recording transactions. These adjustments included changes to the following financial statement line items: revenue, as well as related accounts including cost of goods sold, accounts receivable and related reserves, and deferred revenue; accrued wages; various operating expenses; goodwill; other assets; accumulated other comprehensive income; income tax expense; and income taxes payable.
     The effects of these changes on the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows are set forth below. Opening accumulated deficit at December 31, 2003 has been restated by $(147) to reflect deferral of net sales, net of deferred costs, and income tax adjustments. Explanations for adjustments (a) through (d) in the following tables may be found on the last page of this Note 2. To the extent that an individual balance sheet, statement of operations, or statement of cash flows line item classification has been affected by more than one adjustment as described in (a) through (d), and one of such adjustments is greater than $1,000, each adjustment is listed separately. The restatement also affected Notes 3, 4, 5, 6, 7, 8, 14, and 15 to our Consolidated Financial Statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006			December 31, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,945			$45,945
Accounts receivable, net	17,210	(783	)(b)	16,427
Inventory	2,164			2,164
Prepaid expenses	1,660			1,660
Deferred income taxes	196			196
Other current assets	812			812

Total current assets	67,987	(783)		67,204
Net property and equipment	3,940			3,940
Purchased and developed software, net	16,628			16,628
Acquired intangibles, net	9,511			9,511
Goodwill	124,407	(176	)(b,d)	124,231
Other assets	8,887	148	(b)	9,035
Deferred income taxes	3,303	673	(d)
		350	(c)	4,326

Total assets	$234,663	$212		$234,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,284			$8,284
Accrued wages	6,244	(82	)(b)	6,162
Other accrued liabilities	2,381	192	(b)	2,573
Deferred revenue	18,175	511	(a,b)	18,686
Income taxes payable	4,033	365	(b,c)	4,398

Total current liabilities	39,117	986		40,103
Deferred income taxes		502	(d)	502
Deferred revenue	3,218	494	(a)	3,712
Other	633			633

Total liabilities	42,968	1,982		44,950
Total shareholders’ equity	191,695	(1,770)		189,925

Total liabilities and shareholders’ equity	$234,663	$212		$234,875

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31, 2005			December 31, 2005
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$64,278			$64,278
Accounts receivable, net	23,624	(330	)(b)	23,294
Inventory	2,440			2,440
Prepaid expenses	2,646			2,646
Deferred income taxes	11,213	522	(b,c)	11,735
Other current assets	3,208			3,208

Total current assets	107,409	192		107,601
Net property and equipment	4,440			4,440
Purchased and developed software, net	19,539			19,539
Acquired intangibles, net	11,789			11,789
Goodwill	350,634	(176	)(b)
		(5,337	)(d)	345,121
Other assets	7,862	203	(b)	8,065
Deferred income taxes		3,460	(d)
		30	(b)	3,490

Total assets	$501,673	$(1,628)		$500,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,938			$5,938
Accrued wages	5,870			5,870
Other accrued liabilities	3,453	50	(b)	3,503
Deferred revenue	30,918	202	(a)	31,120
Income taxes payable	3,894	312	(b,c)	4,206

Total current liabilities	50,073	564		50,637
Deferred income taxes	3,491	(1,476	)(d)	2,015
Deferred revenue	3,784	533	(a)	4,317
Other	484			484

Total liabilities	57,832	(379)		57,453
Total shareholders’ equity	443,841	(1,249)		442,592

Total liabilities and shareholders’ equity	$501,673	$(1,628)		$500,045

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended			Year Ended
	December 31, 2006			December 31, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$40,635	$(360	)(a,b)	$40,275
Services and maintenance	34,407	(360	)(a,b)	34,047

Total net sales	75,042	(720)		74,322
Cost of sales:
Software and other	9,611	(6	)(a,b)	9,605
Services and maintenance	14,464	8	(a)	14,472
Amortization	5,532			5,532

Total cost of sales	29,607	2		29,609

Gross profit	45,435	(722)		44,713
Operating costs and expenses:
Sales and marketing	20,132	(32	)(b)	20,100
Product research and development	20,440	(30	)(b)	20,410
General and administrative	28,629	123	(b)	28,752
Goodwill impairment, restructuring and other expenses	230,813	(7,308	)(d)	223,505
Depreciation and amortization	4,033			4,033

Total operating costs and expenses	304,047	(7,247)		296,800

Operating loss	(258,612)	6,525		(252,087)
Other income (expense):
Interest expense	(67)			(67)
Interest income	2,548			2,548
Other, net	133			133

Total other income	2,614			2,614

Loss before income taxes	(255,998)	6,525		(249,473)
Income tax expense (benefit)	2,460	6,990	(b,c,d)	9,450

Net loss	$(258,458)	$(465)		$(258,923)

Net loss per share — basic	$(7.67)	$(0.01)		$(7.68)

Weighted average number of common shares outstanding — basic	33,701,735			33,701,735

Net loss per share — diluted	$(7.67)	$(0.01)		$(7.68)

Weighted average number of common shares outstanding — diluted	33,701,735			33,701,735

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended			Year Ended
	December 31, 2005			December 31, 2005
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$60,120	$(101	)(a,b)	$60,019
Services and maintenance	22,481	38	(a,b)	22,519

Total net sales	82,601	(63)		82,538
Cost of sales:
Software and other	6,921	20	(a)	6,941
Services and maintenance	11,105	(18	)(a)	11,087
Amortization	7,740			7,740

Total cost of sales	25,766	2		25,768

Gross profit	56,835	(65)		56,770
Operating costs and expenses:
Sales and marketing	13,646			13,646
Product research and development	9,914			9,914
General and administrative	11,624	85	(b)	11,709
Acquired in process R&D	13,046			13,046
Goodwill impairment, restructuring and other expenses	530			530
Depreciation and amortization	3,548			3,548

Total operating costs and expenses	52,308	85		52,393

Operating income	4,527	(150)		4,377
Other income (expense):
Interest expense	(38)			(38)
Interest income	1,061			1,061
Other, net	(317)	30	(b)	(287)

Total other income	706	30		736

Income before income taxes	5,233	(120)		5,113
Income tax expense (benefit)	7,890	483	(b,c,d)	8,373

Net loss	$(2,657)	$(603)		$(3,260)

Net loss per share — basic	$(0.11)	$(0.02)		$(0.13)

Weighted average number of common shares outstanding — basic	24,696,762			24,696,762

Net loss per share — diluted	$(0.11)	$(0.02)		$(0.13)

Weighted average number of common shares outstanding — diluted	24,696,762			24,696,762

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended			Year Ended
	December 31, 2004			December 31, 2004
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$17,444	$(492	)(a)	$16,952
Services and maintenance	8,903	(378	)(a)	8,525

Total net sales	26,347	(870)		25,477
Cost of sales:
Software and other	2,302	(63	)(a)	2,239
Services and maintenance	6,108	(58	)(a)	6,050
Amortization	2,492			2,492

Total cost of sales	10,902	(121)		10,781

Gross profit	15,445	(749)		14,696
Operating costs and expenses:
Sales and marketing	7,006			7,006
Product research and development	1,967			1,967
General and administrative	4,820			4,820
Depreciation and amortization	1,153			1,153

Total operating costs and expenses	14,946			14,946

Operating income (loss)	499	(749)		(250)
Other income (expense):
Interest expense	(21)			(21)
Interest income	344			344
Other, net	146			146

Total other income	469			469

Income before income taxes	968	(749)		219
Income tax expense (benefit)	(1,222)	(222	)(b,c)	(1,444)

Net income	$2,190	$(527)		$1,663

Net income per share — basic	$0.17	$(0.04)		$0.13

Weighted average number of common Shares outstanding — basic	13,013,927			13,013,927

Net income per share — diluted	$0.16	$(0.04)		$0.12

Weighted average number of common shares outstanding — diluted	13,827,522			13,827,522

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended			Year Ended
	December 31, 2006			December 31, 2006
	(As reported)	(Adjustments)		(As restated)
Cash flows from operating activities:
Net loss	$(258,458)	$(465)		$(258,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,565			9,565
Provision for doubtful accounts receivable and sales returns, net of recoveries	289	540	(b)	829
Deferred income taxes	4,223	6,937	(c,d)	11,160
Stock compensation expenses	5,961			5,961
Goodwill and trade name impairment charge	226,118	(7,308	)(d)	218,810
Changes in operating assets and liabilities:
Accounts receivable	6,125	(87	)(b)	6,038
Inventory	276			276
Prepaid expenses	986			986
Accounts payable	2,370			2,370
Accrued wages	350	(82	)(b)	268
Other accrued liabilities	(923)	143	(b)	(780)
Deferred revenue	(13,309)	269	(a,b)	(13,040)
Other assets	1,328			1,328
Other	139	53	(b,c)	192

Net cash used in operating activities	(14,960)			(14,960)
Net cash used in investing activities	(3,876)			(3,876)
Net cash provided by financing activities	504			504
Effect of exchange rates on cash and cash equivalents	(1)			(1)

Net decrease in cash and cash equivalents	(18,333)			(18,333)
Cash and cash equivalents, beginning of period	64,278			64,278

Cash and cash equivalents, end of period	$45,945			$45,945

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended			Year Ended
	December 31, 2005			December 31, 2005
	(As reported)	(Adjustments)		(As restated)
Cash flows from operating activities:
Net loss	$(2,657)	$(603)		$(3,260)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,288			11,288
Provision for doubtful accounts receivable and sales returns, net of recoveries	723	255	(b)	978
Deferred income taxes	7,374	287	(c,d)	7,661
In-process research and development	13,046			13,046
Stock compensation expenses	979			979
Changes in operating assets and liabilities:
Accounts receivable	(5,421)			(5,421)
Inventory	(439)			(439)
Prepaid expenses	(76)			(76)
Accounts payable	(3,474)			(3,474)
Accrued wages	765			765
Other accrued liabilities	(69)	50	(b)	(19)
Deferred revenue	6,973	(184	)(a)	6,789
Other assets	(5,117)			(5,117)
Other	(293)	195	(b,c)	(98)

Net cash provided by operating activities	23,602			23,602
Net cash provided by investing activities	3,027			3,027
Net cash provided by financing activities	9,573			9,573
Effect of exchange rates on cash and cash equivalents	9			9

Net increase in cash and cash equivalents	36,211			36,211
Cash and cash equivalents, beginning of period	28,067			28,067

Cash and cash equivalents, end of period	$64,278			$64,278

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended			Year Ended
	December 31, 2004			December 31, 2004
	(As reported)	(Adjustments)		(As restated)
Cash flows from operating activities:
Net income	$2,190	$(527)		$1,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,646			3,646
Amortization of discount on note assumed in merger	12			12
Provision for doubtful accounts receivable and sales returns, net of recoveries	147			147
Deferred income taxes	(1,631)	(338	)(b,c)	(1,969)
Changes in operating assets and liabilities:
Accounts receivable	(2,030)			(2,030)
Inventory	(189)			(189)
Prepaid expenses	(404)			(404)
Accounts payable	711			711
Accrued wages	500			500
Other accrued liabilities	221			221
Deferred revenue	13,717	748	(a)	14,465
Other assets	(2,646)			(2,646)
Other	(332)	117	(b,c)	(215)

Net cash provided by operating activities	13,912			13,912
Net cash used in investing activities	(4,044)			(4,044)
Net cash provided by financing activities	1,323			1,323
Effect of exchange rates on cash and cash equivalents	5			5

Net increase in cash and cash equivalents	11,196			11,196
Cash and cash equivalents, beginning of period	16,871			16,871

Cash and cash equivalents, end of period	$28,067			$28,067

(a)	Impact of deferral and recognition of net sales and related costs attributed to factors discussed in the Revenue Recognition section of Note 2 for the period, including cumulative effect of all periods on deferred revenue.

(b)	Impact of adjustments discussed in the Other Adjustments section of Note 2 for the current period, primarily consisting of items previously deemed immaterial for restatement purposes. Balance sheet impact is cumulative for all periods impacted.

(c)	Impact on income tax expense, net, of all adjustments in (a) and (b) during the period at the effective tax rate, including cumulative effect of all periods on current and long-term deferred income tax assets and liabilities. Also includes reclassification of the net current and long-term deferred tax position on the balance sheet as a result of the effects of (d).

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
(d)	Impact of adjustments on deferred income taxes and goodwill related to the acquisition accounting adjustments described in the Goodwill and Deferred Income Taxes section of Note 2, as well as related effects on income tax expense.
(3) Earnings Per Share
     Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, except for options with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti–dilutive. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(As restated)	(As restated)	(As restated)
Numerator:
Net income (loss)	$(258,923)	$(3,260)	$1,663
Accretion of redemption value related to exchangeable shares	—	—	(1)
Allocation of income to exchangeable shares	—	—	(1)

Numerator for net income (loss) per share—basic and diluted	$(258,923)	$(3,260)	$1,661

Denominator:
Weighted average number shares of Common Stock outstanding	33,701,735	24,696,762	13,013,927
Effect of stock options	—	—	813,595

Denominator for net income (loss) per share—diluted	33,701,735	24,696,762	13,827,522

Net income (loss) per share—basic	$(7.68)	$(0.13)	$0.13
Net income (loss) per share—diluted	$(7.68)	$(0.13)	$0.12
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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
(4) Goodwill and Other Intangibles
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

For the year ended: 2007	$5,156
2008	$4,807
2009	$4,401
2010	$4,277
2011	$1,782
Thereafter	$55
     The changes in the carrying amount of goodwill for the year ended December 31, 2006, were as follows:

(As restated)
Balance as of January 1, 2006	$345,121
Adjustments to goodwill(1)	(110)
Goodwill impairment charge	(214,095)
Trade name impairment charge	(6,685)

Balance as of December 31, 2006	$124,231

(1)	Comprised of $(110) of normal purchase price allocation adjustments to acquired assets and liabilities.
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
     During 2006, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of our Board of Directors and management from our business operations. These events included the resignation of certain members of our senior management, the completion of an independent investigation conducted by the Audit Committee of our Board of Directors during which the Audit Committee concluded that several of our previously issued financial statements would require restatement, the possible delisting of our Common Stock from the NASDAQ Global Market and notice of an

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
informal non–public inquiry with the Securities Exchange Commission. These events, which did not exist as of December 31, 2005, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.
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
     We completed Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other assets to determine the implied fair value of reporting unit goodwill. We completed our assessment of the fair value utilizing the assistance of independent valuation specialists. As a result of our Step II analysis, we recorded a non–cash goodwill impairment charge for the second quarter of 2006, of $214,095.
     On December 31, 2006, we tested our indefinite lived intangible assets and concluded that while there was no further impairment of our goodwill, the trade names associated with our Cedara Software Corp. business transaction had been impaired. We recorded a charge within goodwill impairment, restructuring and other expenses of our consolidated statement of operations of $6,685 due, in part, to our restructuring in the fourth quarter of 2006 in which we decided to rename the business unit responsible for end–user sales in North America to Merge Healthcare North America (thus discontinuing the eMed trade name). We measured this impairment charge based on the relief from royalty approach utilizing the assistance of independent valuation specialists.
(5) Acquisitions
(a) Cedara Software
     On June 1, 2005, we completed our business combination with Cedara Software, a leader in the development of custom engineered software applications and development tools for the medical imaging OEM and international markets. The transaction was announced on January 17, 2005 upon the execution of a definitive agreement and closed on June 1, 2005, following approval by both Merge Healthcare and Cedara Software shareholders and receipt of necessary regulatory approvals. The business combination was effected through an exchange of stock, in which Cedara Software shareholders received 0.587 shares of our Common Stock for each Cedara Software common share. Also, Cedara Software shareholders who are Canadian residents were permitted to receive either our Common Stock or newly created exchangeable shares of our wholly owned subsidiary, Merge Cedara ExchangeCo Limited (“ExchangeCo Exchangeable Shares”). Canadian residents who received ExchangeCo Exchangeable Shares in the transaction defer paying income taxes on the transaction until such time as they exchange the shares for Common Stock or otherwise dispose of them. The ExchangeCo Exchangeable Shares are freely tradable on the Toronto Stock Exchange (TSX) under the ticker symbol “MRG.” The ExchangeCo Exchangeable Shares are exchangeable into shares of Merge Healthcare Common Stock on a one–for–one basis at any time at the option of the holder (see Note 12(h) for updated status). Holders of Cedara Software stock options exchanged each option to purchase one common share of Cedara Software for an option to purchase 0.587 shares of Merge Healthcare Common Stock , and we adjusted strike prices for the stock and currency conversion rates, with no changes to the vesting terms of the option. We issued replacement options to purchase approximately 1.9 million shares of Common Stock as a result of this exchange.
Reasons for the Transaction
     The business combination with Cedara Software placed us as a market leader in the development and delivery of medical imaging and information management software and services for the OEM market and end–user imaging centers, and small–to medium–sized hospitals. Cedara Software had a substantial customer base

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
and had experienced continued sales growth over the few years prior to the acquisition. As a result, we acquired the Cedara Software common shares at a premium, based on the price of the Cedara Software common share price prior to the date of announcement.
Purchase Accounting
     The transaction consideration was valued at approximately $386,899, including the exchange of approximately 18.8 million equivalent shares at a market price of $18.97 per share, estimated fair value for outstanding options at the date of closing and direct transaction costs incurred by us. The fair value of stock issued was based upon the 0.587 exchange ratio and a four–day weighted average of our stock price two days prior, the day of and one day after the announcement, based on NASDAQ closing prices. The fair value of the outstanding options are estimated at approximately $25,211, based on a 1.247 U.S. Dollar to Canadian dollar currency exchange ratio, the 0.587 exchange ratio and the four–day weighted average indicated above. The total purchase price was as follows:

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

Fair Value
(As restated)
Assets acquired	$52,728
Liabilities assumed	(25,033)
Purchased and developed technologies	13,019
Customer relationships	12,500
In–process research and development	13,046
Deferred stock compensation	2,132
Goodwill, including trade names	318,507

Total consideration	$386,899

     The amounts allocated to in–process research and development, purchased and developed software and customer relationships were estimated based on the work performed by independent valuation specialists. The estimated fair value of the purchased and developed software was determined by the utilization of a combination of the excess earnings and relief from royalty approaches. The estimated fair value of the customer relationships was determined by the utilization of the cost savings approach. Appraisal assumptions utilized under these methods included a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value. We used a 17% discount rate for both purchased and developed software and customer relationships, which was calculated using an industry beta and capital structure. These amounts are being amortized over a six–year period. The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the technologies and customer relationships.
     The amount assigned to goodwill includes $8,545 associated with trade names and is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
impairment. At December 31, 2006 we determined that an impairment existed and as such recorded an impairment charge of $6,685 in 2006.
     The value assigned to acquired in–process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the acquisition date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. The nature of the efforts to develop the in–process technology into the commercially viable products are expected to principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the technology can be produced to meet its design specification, including function, features and technical performance requirements. At the date of the business combination, Cedara Software had in–process projects meeting the above definition associated with the Cedara Software next generation PACS workstation, OEM imaging platforms and image acquisition console projects.
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
     The $2,132 allocated to deferred stock compensation was valued based on the intrinsic value of each outstanding and unvested stock option assumed on the closing date. The charge for stock compensation for the twelve months ended December 31, 2005 was $887 and was classified in the statement of operations based on each applicable employee’s position. Upon our adoption of SFAS No. 123(R) on January 1, 2006, we reclassified the December 31, 2005 balance to additional paid–in capital.
     The $318,507 assigned to goodwill and $13,046 estimated fair value of in–process research and development will not be deductible for federal income tax purposes.
Pro forma Results
     As discussed in Note 1, the results of Cedara Software have been included in the consolidated financial statements since June 1, 2005.
     The following unaudited pro forma condensed combined results of operations for the twelve months ended December 31, 2005 are based on the historical financial statements of Merge Healthcare and Cedara Software giving effect to the business combination as if it had occurred at the beginning of the periods presented. Therefore, this pro forma data has been adjusted to exclude Cedara Software pre–acquisition intangible amortization and the in–process research and development expense, while including amortization of intangible assets and expense of deferred stock compensation during the entire applicable periods. This data also reflects only the historical Merge Healthcare and Cedara Software tax expense. These data are not indicative of the results of operations that would have arisen if the transaction had occurred at the beginning of the respective periods. Moreover, these data are not intended to be indicative of future results of operations.

Year Ended
December 31, 2005
Revenue	$107,466
Net income from continuing operations	$6,624
Earnings per share:
Basic	$0.15
Diluted	$0.15
(b) AccuImage
     On January 28, 2005, we acquired all of the outstanding capital stock of AccuImage in an all cash transaction. The total purchase price for the acquisition was $6,978. AccuImage was in the business of the

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
development, marketing and support of software for advanced visualization, analysis and management of medical imaging data from medical imaging modalities.
     We paid a significant premium above the fair value of AccuImage’s tangible net assets, principally because we determined that AccuImage’s software development ability and advanced visualization products would contribute to future products offered to our end–user customers.
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
     As a result of the Cedara Software transaction, there were overlapping technologies, which led to the write–off of approximately $73 of purchased and developed technologies. In addition, a trigger event, outside of our control, occurred during 2005 that resulted in the write–off of the $80 customer relationship.
(6) Accounts Receivable
     Substantially all receivables are derived from sales and related support and maintenance of our products to healthcare providers located throughout the U.S. and in certain foreign countries as indicated in Note 14.
     Our accounts receivable balance is reported net of an allowance for doubtful accounts and sales returns. We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment. At the end of 2006 and 2005, the allowance for estimated uncollectible accounts and sales returns was $2,553 and $2,222, respectively.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     The following table shows the changes in our allowance for doubtful accounts and sales returns.

			Additions
	Balance at		charged to		Balance at
	beginning of	Additions	costs and		end of
	period	due to	expenses		period
Description	(As restated)	acquisitions	(As restated)	Deductions	(As restated)
For year ended December 31, 2006
Allowance for doubtful accounts and sales returns	$2,222	$—	$829	$(498)	$2,553
For year ended December 31, 2005
Allowance for doubtful accounts and sales returns	$525	$719	$1,267	$(289)	$2,222
For year ended December 31, 2004
Allowance for doubtful accounts and sales returns	$378	$—	$158	$(11)	$525
(7) Share–Based Compensation
     We maintain four stock–based employee compensation plans (including our employee stock purchase plan) and one director option plan under which we grant options to acquire shares of our Common Stock to certain employees, non–employees, non–employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition. Options generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). The Replacement Options which we granted pursuant to the merger agreement had the same economic terms as the Cedara options which they replaced, as adjusted for the conversion ratio and currency. The majority of these options vest over a three or four–year period and have a contractual life of ten years.
     We maintain an employee stock purchase plan that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after–tax basis. The price eligible employees pay per share is at a 5% discount from the market price at the end of each calendar quarter.
     Our adoption of SFAS No. 123(R) on January 1, 2006, resulted in an increase of our loss before income taxes and net loss for the year ended December 31, 2006, of $5,911 and $4,543, respectively. If we had not adopted SFAS No. 123(R) but, rather, continued to account for share–based compensation under the provisions of APB Opinion No. 25, basic net loss per share for the year ended December 31, 2006, would have been $7.55, compared to reported basic net loss per share of $7.68.
     The following table summarizes share–based compensation expense related to share–based awards subject to SFAS No. 123(R) recognized during the year ended December 31, 2006:

Year Ended
December 31,
2006
Share–based compensation expense included in statement of operations:
Services and maintenance (cost of sales)	$542
Sales and marketing	1,047
Product research and development	1,186
General and administrative	3,136

Total	5,911
Tax benefit	1,368

Share–based compensation expense, net of tax	$4,543

Decrease in basic loss per share	$0.13

Decrease in diluted loss per share	$0.13

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     We attributed the difference of $50 between the $5,911 recorded as share–based compensation expense in the statement of operations for the year ended December 31, 2006, and the $5,961 of share–based compensation expense recorded in additional paid–in capital in the statement of shareholders’ equity to expense incurred by product research and development personnel who worked on capitalizable software development projects.
     The table below reflects net loss and net loss per share for the year ended December 31, 2006, compared to pro forma net income (loss) and net income (loss) per share for the years ended December 31, 2005, and 2004, presented as if we had applied the fair value recognition provisions of SFAS No. 123 to share–based employee compensation during the years ended December 31, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
		(Pro Forma,	(Pro Forma,
	(As restated)	as restated)	as restated)
Net income (loss)(1)	$(258,923)	$(3,260)	$1,663
Share–based employee compensation expense included in reported net income (loss), net of tax effect(2)	N/A	587	—
Share–based employee compensation expense determined under fair value method for all awards, net of tax effect(2)	N/A	(4,101)	(1,507)

Net income (loss), including the effect of share–based employee compensation expense	$(258,923)	$(6,774)	$156

Net income (loss) per share—Basic:
Net income (loss) as reported(1)	$(7.68)	$(0.13)	$0.13

Net income (loss), including the effect of share–based employee compensation expense	N/A	$(0.27)	$0.01

Net income (loss) per share—Diluted:
Net income (loss) as reported(1)	$(7.68)	$(0.13)	$0.12

Net income (loss), including the effect of share–based employee compensation expense	N/A	$(0.27)	$0.01

(1)	Net income (loss) and net income (loss) per share prior to 2006 do not include share–based employee compensation expense under SFAS No. 123, as we had only adopted the disclosure provisions of SFAS No. 123.

(2)	Share–based employee compensation expense prior to 2006 was calculated in accordance with SFAS No.123.
     We used the Black–Scholes option pricing model to estimate the fair value of stock–based awards on the date of grant utilizing the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk–free rate for periods during the contractual life of the option is based on the U.S. Treasury rates in effect at the grant date.

	Years Ended December 31,
	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	50% – 60%	30% – 50%	50%
Risk–free interest rate	4.3% – 4.8%	2.8% – 4.3%	2.1% – 3.1%
Expected term (in years)	3.5 – 4.0	0.2 – 3.5	0.0 – 4.0
Weighted–average grant date fair value	$3.98	$5.34	$5.90
     The assumptions above are based on multiple factors, including the historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post–vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups, and the volatility of our stock

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
price. Prior to January 1, 2006, we used the actual forfeiture method allowed under SFAS No. 123, which assumed that all options would vest and pro forma expense was adjusted when options were forfeited prior to the vesting dates. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     At December 31, 2006, there was $9,597 of unrecognized compensation cost related to share–based payments. We expect this compensation cost to be recognized over a weighted–average period of 1.8 years.
     Stock option activity for the year ended December 31, 2006, was as follows:

			Weighted–Average
			Remaining
	Number	Weighted	Contractual	Aggregate
	of	Average	Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding, December 31, 2005	2,979,139	$13.24	4.7	$35,166
Options granted	2,193,772	$8.50
Options exercised	(229,099)	$2.06
Options forfeited and expired	(1,372,013)	$14.71

Options outstanding, December 31, 2006	3,571,799	$10.48	5.0	$1,035

Options exercisable, December 31, 2006	1,382,857	$10.60	4.8	$697
Options exercisable, December 31, 2005	1,040,883	$11.84	4.6	$13,735
Options exercisable, December 31, 2004	831,416	$6.64	3.7	$12,980
     The weighted–average remaining contractual term and aggregate intrinsic value for options outstanding at December 31, 2004, was 4.2 years and $20,502, respectively.
     Other information pertaining to option activity was as follows:

	Year Ended December 31,
	2006	2005	2004
Weighted–average grant–date fair value of stock options granted	$3.98	$5.34	$5.90
Total fair value of stock options vested	$7,289	$5,894	$2,562
Total intrinsic value of stock options exercised	$1,446	$24,469	$3,940
     The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted–
		average
		remaining	Weighted–		Weighted–
	Number of	contractual life	average	Number of	average
Range of exercise prices	shares	in years	exercise price	shares	exercise price
$1.00 – $4.54	279,063	2.76	$3.57	194,124	$3.12
$5.18 – $7.87	1,024,546	5.62	6.44	209,796	6.48
$8.05 – $9.90	1,052,137	5.81	8.10	423,186	8.17
$12.49 – $17.84	1,015,635	4.32	16.47	529,604	16.49
$18.21 – $24.88	200,418	4.92	22.74	26,147	19.23

	3,571,799	5.04	$10.48	1,382,857	$10.60

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
(8) Income Taxes
     Components of income (loss) before income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
		(As restated)
United States	$(218,274)	$(4,037)	$(693)
Foreign	(31,199)	9,150	912

	$(249,473)	$5,113	$219

     The provision for income taxes consists of the following for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(As restated)
Current:
Federal	$313	$2,816	$699
State	(60)	963	552
Foreign	28	669	119

Total current	281	4,448	1,370

Deferred:
Federal	8,332	1,588	(2,515)
State	1,619	(299)	(528)
Foreign	(782)	2,636	229

Total deferred	9,169	3,925	(2,814)

Total provision	$9,450	$8,373	$(1,444)

     Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 34% for 2006 and 35% for 2005 and 2004 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2006	2005	2004
		(As restated)
Expected tax expense (benefit)	$(84,820)	$1,789	$77
Total increase in income taxes resulting from:
Nondeductible amortization and acquired in–process technology	—	4,566	—
Nondeductible impairment of goodwill	72,793	—	—
Change in valuation allowance allocated to income tax expense	21,339	—	—
Extraterritorial income tax benefit	(219)	(323)	(1,457)
Research and experimentation credit	(209)	—	(228)
Employee stock options	896	—	—
Nondeductible expenses	175	484	(39)
Foreign income taxes, net of federal income tax benefit	7	(407)	74
State and local income taxes, net of federal income tax benefit	(229)	441	21
Foreign income tax rate differential	(753)	149	15
Business combination tax restructuring	—	1,308	—
Other	470	366	93

Actual income tax expense (benefit)	$9,450	$8,373	$(1,444)

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	December 31,
	2006	2005
	(As restated)
Deferred tax assets:
Accrued wages	$1,175	$1,110
Deferred revenue	437	5,878
Depreciation	1,086	662
Research and experimentation credit carry forwards	4,140	3,956
credit carry forwards	1,515	1,470
Net operating loss carry forwards	11,872	8,588
Foreign net operating loss carry forwards	19,168	11,950
Nonqualified stock options	1,381	—
Other	2,876	2,065

Total gross deferred tax assets	43,650	35,679
Less: asset valuation allowance	(30,018)	(8,653)

Net deferred tax asset	13,632	27,026

Deferred tax liabilities:
Software development costs and intangible assets	(5,198)	(5,981)
Intangibles—customer contracts & tradenames	(3,554)	(7,789)
Other	(860)	(46)

Total gross deferred liabilities	(9,612)	(13,816)

Net deferred tax asset	$4,020	$13,210

Included on balance sheet:
Current assets: Deferred income taxes	$196	$11,735
Non–current asset: Deferred income taxes	4,326	3,490
Non–current liabilities: Deferred income taxes	(502)	(2,015)

Net deferred income taxes	$4,020	$13,210

     The increase in the valuation allowance for the years ending December 31, 2006, 2005 and 2004 were, $21,365, $8,653 and $0, respectively. Management has an obligation under SFAS 109, Accounting for Income Taxes, to review, at least annually, the components of our deferred tax assets. This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits. In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized.
     Management’s analysis for 2006 determined that a valuation allowance of $30,018 is necessary at December 31, 2006 for a majority of our Canadian and U.S. deferred tax assets. This decision is based upon many factors, both quantitative and qualitative, such as (1) substantial current year losses, (2) significant unutilized operating loss and credit carryforwards, (3) lack of any cash refund carryback opportunities, (4) uncertain future operating profitability, (5) substantial organization and operating restructuring, and (6) unsettled resolution of ongoing regulatory inquiries and litigation which may adversely affect operations in future years.
     The income tax benefit of excess tax benefits related to nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options during 2006, 2005, and 2004 were $988, $1,811 and $595, respectively. Under SFAS No. 123(R) the income tax benefit related to excess tax benefits occurring in 2006 will be credited to paid–in–capital when recognized by reducing taxes payable.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     At December 31, 2006, we had federal net operating loss carryforwards and research credit carryforwards of $30,605 and $2,510, respectively, state net operating loss carryforwards and research credit carryforwards of $17,453 and $25, respectively, foreign tax credits of $1,034, foreign federal and provincial net operating loss carryforwards of $56,949 and $45,315, respectively, and foreign federal and provincial research credits carryforwards of $1,358 and $272, respectively.
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
     We have recorded income tax expense on all profits, except for undistributed profits of non–U.S. subsidiaries, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.
(9) Leases
     We have non–cancelable operating leases at various locations. Our headquarters in Milwaukee, Wisconsin, has approximately 36,000 square feet and is leased through April 2011. We also have significant facilities in Mississauga, Ontario, Canada, which has approximately 75,000 square feet (of which approximately 15,000 is sub–leased) and is leased through December 2009, and in Burlington, Massachusetts, which has approximately 24,000 square feet and is leased through October 2008.
     Total rent expense for the years ended December 31, 2006, 2005 and 2004 were $1,389, $1,473 and $324, respectively, net of sub–lease income of $180. Future minimum lease payments under all non–cancelable operating leases (with initial or remaining lease terms in excess of one year), net of sub–lease income that is contractually owed to us of $180 in each of 2007, 2008 and 2009, as of December 31, 2006, are:

2007	$2,110
2008	2,052
2009	1,512
2010	585
2011	305
Thereafter	252

Total minimum lease payments	$6,816

(10) Commitments and Contingencies
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. Defendants in the suit include us, Richard A. Linden, our former President and Chief Executive Officer, and Scott T. Veech, our former Chief Financial Officer; one of the suits also names Brian E. Pedlar, former President of Cedara Software and our former Senior Vice President, who served as our interim co–President and co–Chief Executive

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
Officer from July 2, 2006 to August 18, 2006. One case has been voluntarily dismissed. The cases arise out of our March 17, 2006 announcement that that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and individual defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). The complaints seek damages in unspecified amounts. On November 22, 2006, the Court consolidated the seven cases and appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. Pursuant to court order, the lead plaintiff is currently required to file its Amended Complaint on or before March 19, 2007. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint when filed.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden, Mortimore and Veech and all of the then–current members of our Board of Directors. The plaintiffs allege that each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements and also allege that we and the current director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law. The plaintiffs ask for unspecified amounts in damages and costs, as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee has full authority to review the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. Pursuant to stipulations among the parties and order of the court, the plaintiff has dismissed the claim seeking to require us to hold an annual meeting of shareholders, and the defendants’ deadline to move, answer or otherwise respond to the remainder of operative complaint has been extended to April 16, 2007.
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
     We and our Cedara subsidiary were formerly defendants in an action commenced by Brian Pedlar. Mr. Pedlar was formerly the President of Cedara (since the closing of our merger with Cedara) and served, from July 2, 2006, until his departure on August 18, 2006, as co–CEO and co–President of Merge Healthcare. In September 2006, Mr. Pedlar filed suit in Ontario, Canada, against us and Cedara claiming that he had been constructively discharged from his positions, and that we had defamed him in describing his departure in our public releases and filing with SEC. Without admitting any of the allegations of his complaint, on February 22, 2007, we agreed with Mr. Pedlar to settle this suit. Pursuant to the settlement, we agreed to pay Mr. Pedlar approximately $500 (less required tax withholding) and also agreed to pay approximately $80 to Mr. Pedlar’s counsel in payment of his attorneys fees and expenses in his employment proceedings. We have accrued for these amounts as of December 31, 2006 and recorded the expense in General and Administrative Expenses. The settlement also included customary provisions addressing non–disparagement, confidentiality, mutual release and of the dismissed legal action.
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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
(11) Restructuring
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
(12) Shareholders’ Equity
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
     On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two–year period. As of December 31, 2006, we have not made any repurchases under this plan.
(b) Special Voting Preferred Stock
     During 2004, the one share issued to our former transfer agent, which served as a trustee in voting matters on behalf of the Interpra Medical Network Systems Ltd. exchangeable shareholders, was retired.

Merge Technologies Incorporated and Subsidiaries
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
(e) Series B Junior Participating Preferred Stock
     On September 6, 2006, we announced the implementation of a Shareholder Rights Plan. The Shareholder Rights Plan includes the declaration of a dividend of one preferred share purchase right on each outstanding share of our Common Stock and the distribution of one such right with respect to each outstanding exchangeable share of our subsidiary, Merge Cedara ExchangeCo Limited. The issuance of the rights under the plan was made on October 2, 2006, to shareholders of record at the close of business on September 25, 2006. The adoption of the plan was intended to discourage discriminatory, coercive or unfair take–over bids and to provide the Board of Directors time to pursue alternatives to maximize shareholder value in the event of an unsolicited take–over bid. The rights will become exercisable if a third party, person or group (subject to certain exceptions) acquires 15% or more of our Common Stock outstanding or announces a tender offer, consummation of which would result in ownership by a person or group of 15% or more of our Common Stock. Upon such a triggering event, each right will initially entitle the holder to purchase one one–hundredth of one share of our Series B Preferred Stock. If any person becomes a 15% or more holder of our Common Stock, each right will entitle the other holders to purchase our Common Stock, or the stock of the acquirer, at half of their respective then–applicable market price. We may also redeem the rights for $0.001 per right.
     The rights were not issued in response to any specific threat, and our Board is not aware of any such threat. The rights will expire on October 2, 2016, subject to extension. The Shareholder Rights Plan contains a so–called TIDE provision which requires independent directors to review the plan every three years to determine whether it continues to be in shareholders’ best interest.
(f) Stock Option Plans
On May 24, 2005, our shareholders approved our 2005 Equity Incentive Plan (“EIP”). The EIP provides for awards of Common Stock, non–statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 7.5 million shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares. Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant. The EIP includes options granted to replace existing Cedara Software Corp. options (“Replacement Options”) and new option grants. Replacement Options were granted pursuant to the merger agreement with the same economic terms, as adjusted for conversion ratio and currency. The majority of these options vest over a three or four–year period. As of December 31, 2006, incentive stock options to purchase 464,500 shares of our Common Stock and non–statutory stock options to purchase 2,656,875 shares of our Common Stock were outstanding under this plan.
     Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of the options vest over a four–year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant. At December 31, 2006, there were 801,556 shares of our Common Stock available for option grants under this plan, however, we do not plan on issuing any more options under this plan. At December 31, 2006, options to purchase 285,243 shares of our Common Stock were outstanding under this plan.
     Our 1998 Director Stock Option Plan, for our non–employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock. Under this plan, options have an exercise

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
price equal to the fair market value of our Common Stock at the date of grant. The majority of options granted under this plan fully vested at the date of grant. Any expired or forfeited options granted under this plan are not eligible for re–issuance. The options granted under this plan expire ten years and one day from the date of grant. At December 31, 2006, there were 9,592 shares of Common Stock available for option grants; however, we do not plan on issuing any more options under this plan. At December 31, 2006, options to purchase 130,411 shares of our Common Stock were outstanding under this plan.
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
     As of March 17, 2006, use of our registration statement on Form S–8 relating to the issuance of Common Stock was suspended. Consequently, all 2006 contributions under this plan were returned and the plan was suspended. Contributions were resumed during the fourth quarter of 2006.
(h) Exchange Rights
As part of our business combination with Cedara Software, we granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software exchangeable shares on a one–for–one basis. As of December 31, 2006, there were 4,568,155 Cedara Software exchangeable shares outstanding. We have the right to redeem all of the exchangeable shares at anytime after April 29, 2010 or if less than 10% of the number of exchangeable shares issued on the effective date of the business combination remain outstanding, provided that we give sixty days advance written notice.
     As of March 17, 2006, our registration statement on Form S–3 relating to issuance of our Common Stock upon exchange of exchangeable shares was suspended. On February 13, 2007, we filed the Final Prospectus related to this registration of our Common Stock, following the SEC’s Notice of Effectiveness on February 9, 2007. As a result, the exchangeable shares of Merge Cedara ExchageCo Limited may once again be converted into the Common Stock of Merge on a one–to–one basis.
(13) Employee Benefit Plan
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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
(14) Concentrations of Risk
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
     Foreign sales, denominated in U.S. Dollars, accounted for approximately 18%, 40% and 33% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, sales in foreign currency represented 4%, 4% and 13%, respectively, of our net sales.
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
     The following tables present certain geographic information, based on location of customer:

	Net Sales
	2006	2005	2004
	(As restated)
United States of America	$60,660	$49,181	$17,095
Japan	3,394	24,377	1,122
Europe	7,024	6,626	4,704
Canada	2,139	1,877	2,458
Other	1,105	477	98

Total net sales	$74,322	$82,538	$25,477

	Long–Lived Assets
	2006	2005	2004
United States of America	$2,576	$2,889	$1,128
Canada	1,096	1,504	338
Europe	231	45	28
Other	37	2	4
     Long–lived assets represent property, plant and equipment, net of related depreciation. Long–lived assets in service at the China office were not material as of December 31, 2006 and 2005.
(15) Quarterly Results (unaudited)
     The following selected quarterly data has been derived from our unaudited consolidated financial statements that, in our opinion, reflect all recurring adjustments necessary to fairly present our financial information when read in conjunction with our Consolidated Financial Statements and Notes. This selected quarterly information has been restated for the all quarters of 2006 and 2005 from previously reported information filed on Forms 10-Q and Form 10-K, as a result of the restatement of our financial results as discussed in Note 2. These restatement adjustments are described in Note 2 for the respective annual periods.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
     We have not amended our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the quarterly periods affected by the restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K/A, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2005			March 31, 2005
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,569			$22,569
Accounts receivable, net	11,557	(75	)(b)	11,482
Inventory	1,094			1,094
Prepaid expenses	1,350			1,350
Deferred income taxes	8,114	450	(b,c)	8,564
Other current assets	5,182			5,182

Total current assets	49,866	375		50,241
Net property and equipment	1,758			1,758
Purchased and developed software, net	10,685			10,685
Acquired intangibles, net	1,163			1,163
Goodwill	25,995			25,995
Other assets	773			773

Total assets	$90,240	$375		$90,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,877			$2,877
Accrued wages	896			896
Other accrued liabilities	1,523	21	(b)	1,544
Deferred revenue	28,098	258	(a)	28,356
Income taxes payable	—	165	(b,c)	165

Total current liabilities	33,394	444		33,838
Deferred income taxes	865	(7	)(b)	858
Deferred revenue	—	657	(a)	657

Total liabilities	34,259	1,094		35,353
Total shareholders’ equity	55,981	(719)		55,262

Total liabilities and shareholders’ equity	$90,240	$375		$90,615

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	March 31, 2005			March 31, 2005
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$4,648	$(11	)(a)	$4,637
Services and maintenance	2,289	(12	)(a)	2,277

Total net sales	6,937	(23)		6,914
Cost of sales:
Software and other	570	(1	)(a)	569
Services and maintenance	1,634	(27	)(a)	1,607
Amortization	702			702

Total cost of sales	2,906	(28)		2,878

Gross profit	4,031	5		4,036
Operating costs and expenses:
Sales and marketing	1,580			1,580
Product research and development	753			753
General and administrative	1,218	21	(b)	1,239
Depreciation and amortization	303			303

Total operating costs and expenses	3,854	21		3,875

Operating income	177	(16)		161
Other income (expense):
Interest income	120			120
Other, net	(43)			(43)

Total other income	77			77

Income before income taxes	254	(16)		238
Income tax expense (benefit)	89	28	(b,c)	117

Net income	$165	$(44)		$121

Net income per share — basic	$0.01	$(0.00)		$0.01

Weighted average number of common shares outstanding — basic	13,208,370			13,208,370

Net income per share — diluted	$0.01	$(0.00)		$0.01

Weighted average number of common shares outstanding — diluted	13,992,241			13,992,241

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005			June 30, 2005
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,830			$39,830
Accounts receivable, net	23,754	(75	)(b)	23,679
Inventory	1,814			1,814
Prepaid expenses	2,857			2,857
Deferred income taxes	8,823	453	(b,c)	9,276
Other current assets	4,824			4,824

Total current assets	81,902	378		82,280
Net property and equipment	3,882			3,882
Purchased and developed software, net	22,905			22,905
Acquired intangibles, net	12,934			12,934
Goodwill	354,953	(162	) (b)
		(5,338	) (d)	349,453
Other assets	3,347	175	(b)	3,522
Deferred income taxes	—	6,297	(d)
		15	(b)	6,312

Total assets	$479,923	$1,365		$481,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,300			$7,300
Accrued wages	5,988			5,988
Other accrued liabilities	5,113	7	(b)	5,120
Deferred revenue	34,964	266	(a)	35,230
Income taxes payable	3,464	214	(b,c)	3,678

Total current liabilities	56,829	487		57,316
Deferred income taxes	1,056	959	(d)	2,015
Deferred revenue	—	616	(a)	616

Total liabilities	57,885	2,062		59,947
Total shareholders’ equity	422,038	(697)		421,341

Total liabilities and shareholders’ equity	$479,923	$1,365		$481,288

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	June 30, 2005			June 30, 2005
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$11,037	$20	(a)	$11,057
Services and maintenance	4,124	18	(a)	4,142

Total net sales	15,161	38		15,199
Cost of sales:
Software and other	1,805	3	(a)	1,808
Services and maintenance	2,478	2	(a)	2,480
Amortization	1,887			1,887

Total cost of sales	6,170	5		6,175

Gross profit	8,991	33		9,024
Operating costs and expenses:
Sales and marketing	2,810			2,810
Product research and development	1,648			1,648
General and administrative	3,966	(14	) (b)	3,952
Acquired in process R&D	12,989			12,989
Goodwill impairment, restructuring and other expenses	589			589
Depreciation and amortization	1,087			1,087

Total operating costs and expenses	23,089	(14)		23,075

Operating loss	(14,098)	47		(14,051)
Other income (expense):
Interest income	169			169
Other, net	(82)			(82)

Total other income	87			87

Loss before income taxes	(14,011)	47		(13,964)
Income tax expense (benefit)	1,190	39	(b,c)	1,229

Net loss	$(15,201)	$8		$(15,193)

Net loss per share — basic	$(0.79)	$0.00		$(0.79)

Weighted average number of common shares outstanding — basic	19,254,640			19,254,640

Net loss per share — diluted	$(0.79)	$0.00		$(0.79)

Weighted average number of common shares outstanding — diluted	19,254,640			19,254,640

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005			September 30, 2005
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$46,465			$46,465
Accounts receivable, net	33,097	(140	)(b)	32,957
Inventory	1,838			1,838
Prepaid expenses	2,849			2,849
Deferred income taxes	7,999	480	(b,c)	8,479
Other current assets	4,846			4,846

Total current assets	97,094	340		97,434
Net property and equipment	3,758			3,758
Purchased and developed software, net	22,633			22,633
Acquired intangibles, net	12,359			12,359
Goodwill	349,696	(155	)(b)
		(5,337	) (d)	344,204
Other assets	3,674	160	(b)	3,834
Deferred income taxes	—	6,005	(d)
		22	(b)	6,027

Total assets	$489,214	$1,035		$490,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,071			$6,071
Accrued wages	6,657			6,657
Other accrued liabilities	3,016	28	(b)	3,044
Deferred revenue	31,162	285	(a)	31,447
Income taxes payable	3,550	263	(b,c)	3,813

Total current liabilities	50,456	576		51,032
Deferred income taxes	1,074	941	(d)	2,015
Deferred revenue	—	565	(a)	565

Total liabilities	51,530	2,082		53,612
Total shareholders’ equity	437,684	(1,047)		436,637

Total liabilities and shareholders’ equity	$489,214	$1,035		$490,249

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	September 30, 2005			September 30, 2005
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$26,733	$(23	)(a,b)	$26,710
Services and maintenance	8,310	(4	)(a,b)	8,306

Total net sales	35,043	(27)		35,016
Cost of sales:
Software and other	2,587	4	(a)	2,591
Services and maintenance	3,451	2	(a)	3,453
Amortization	1,162			1,162

Total cost of sales	7,200	6		7,206

Gross profit	27,843	(33)		27,810
Operating costs and expenses:
Sales and marketing	4,256			4,256
Product research and development	3,513			3,513
General and administrative	4,005	21	(b)	4,026
Acquired in process R&D	57			57
Goodwill impairment, restructuring and other expenses	160			160
Depreciation and amortization	1,039			1,039

Total operating costs and expenses	13,030	21		13,051

Operating income	14,813	(54)		14,759

Other income (expense):
Interest expense	(25)			(25)
Interest income	330			330
Other, net	(145)			(145)

Total other income	160			160

Income before income taxes	14,973	(54)		14,919
Income tax expense (benefit)	5,373	288	(b,c,d)	5,661

Net income	$9,600	$(342)		$9,258

Net income per share — basic	$0.30	$(0.02)		$0.28

Weighted average number of common Shares outstanding — basic	32,491,717			32,491,717

Net income per share — diluted	$0.28	$(0.01)		$0.27

Weighted average number of common shares outstanding — diluted	34,271,312			34,271,312

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005			December 31, 2005
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$64,278			$64,278
Accounts receivable, net	23,624	(330	)(b)	23,294
Inventory	2,440			2,440
Prepaid expenses	2,646			2,646
Deferred income taxes	11,213	522	(b,c)	11,735
Other current assets	3,208			3,208

Total current assets	107,409	192		107,601
Net property and equipment	4,440			4,440
Purchased and developed software, net	19,539			19,539
Acquired intangibles, net	11,789			11,789
Goodwill	350,634	(176	)(b)
		(5,337	)(d)	345,121
Other assets	7,862	203	(b)	8,065
Deferred income taxes	—	3,460	(d)
		30	(b)	3,490

Total assets	$501,673	$(1,628)		$500,045

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,938			$5,938
Accrued wages	5,870			5,870
Other accrued liabilities	3,453	50	(b)	3,503
Deferred revenue	30,918	202	(a)	31,120
Income taxes payable	3,894	312	(b,c)	4,206

Total current liabilities	50,073	564		50,637
Deferred income taxes	3,491	(1,476	)(d)	2,015
Deferred revenue	3,784	533	(a)	4,317
Other	484			484

Total liabilities	57,832	(379)		57,453
Total shareholders’ equity	443,841	(1,249)		442,592

Total liabilities and shareholders’ equity	$501,673	$(1,628)		$500,045

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	December 31, 2005			December 31, 2005
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$17,702	$(87	)(a.b)	$17,615
Services and maintenance	7,758	36	(a,b)	7,794

Total net sales	25,460	(51)		25,409
Cost of sales:
Software and other	1,959	14	(a)	1,973
Services and maintenance	3,542	5	(a)	3,547
Amortization	3,989			3,989

Total cost of sales	9,490	19		9,509

Gross profit	15,970	(70)		15,900
Operating costs and expenses:
Sales and marketing	5,000			5,000
Product research and development	4,000			4,000
General and administrative	2,435	57	(b)	2,492
Goodwill impairment, restructuring and other expenses	(219)			(219)
Depreciation and amortization	1,119			1,119

Total operating costs and expenses	12,335	57		12,392

Operating income	3,635	(127)		3,508
Other income (expense):
Interest expense	(13)			(13)
Interest income	442			442
Other, net	(47)	30	(b)	(17)

Total other income	382	30		412

Income before income taxes	4,017	(97)		3,920
Income tax expense (benefit)	1,238	128	(b,c,d)	1,366

Net income	$2,779	$(225)		$2,554

Net income per share — basic	$0.08	$(0.00)		$0.08

Weighted average number of common shares outstanding — basic	33,523,440			33,523,440

Net income per share — diluted	$0.08	$(0.01)		$0.07

Weighted average number of common shares outstanding — diluted	34,930,278			34,930,278

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006			March 31, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$65,128			$65,128
Accounts receivable, net	20,061	(398)	(b)	19,663
Inventory	2,838			2,838
Prepaid expenses	3,276			3,276
Deferred income taxes	11,213	550	(b,c)	11,763
Other current assets	2,947			2,947

Total current assets	105,463	152		105,615
Net property and equipment	4,254			4,254
Purchased and developed software, net	19,147			19,147
Acquired intangibles, net	11,219			11,219
Goodwill	350,521	(176	)(b)
		(5,337	)(d)	345,008
Other assets	7,312	173	(b)	7,485
Deferred income taxes		4,765	(d)
		45	(b)	4,810

Total assets	$497,916	$(378)		$497,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,650			$5,650
Accrued wages	5,198			5,198
Other accrued liabilities	3,762	94	(b)	3,856
Deferred revenue	33,517	276	(a)	33,793
Income taxes payable	3,894	325	(b,c)	4,219

Total current liabilities	52,021	695		52,716
Deferred income taxes	1,839	176	(d)	2,015
Deferred revenue	3,396	449	(a)	3,845
Other	453			453

Total liabilities	57,709	1,320		59,029
Total shareholders’ equity	440,207	(1,698)		438,509

Total liabilities and shareholders’ equity	$497,916	$(378)		$497,538

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended				Quarter Ended
	March 31, 2006				March 31, 2006
	(As reported)	(Adjustments)			(As restated)
Net sales:
Software and other	$9,545		$(21	)(a,b)	$9,524
Services and maintenance	6,651		(35	)(a,b)	6,616

Total net sales	16,196		(56)		16,140
Cost of sales:
Software and other	1,372		2	(a)	1,374
Services and maintenance	3,686				3,686
Amortization	1,277				1,277

Total cost of sales	6,335		2		6,337

Gross profit	9,861		(58)		9,803
Operating costs and expenses:
Sales and marketing	5,221				5,221
Product research and development	5,129				5,129
General and administrative	5,841		44	(b)	5,885
Goodwill impairment, restructuring and other expenses	22				22
Depreciation and amortization	1,042				1,042

Total operating costs and expenses	17,255		44		17,299

Operating loss	(7,394)		(102)		(7,496)
Other income (expense):
Interest expense	(4)				(4)
Interest income	660				660
Other, net	20				20

Total other income	676				676

Loss before income taxes	(6,718)		(102)		(6,820)
Income tax expense (benefit)	(1,818)		318	(b,c,d)	(1,500)

Net loss	$(4,900)		$(420)		$(5,320)

Net loss per share — basic	$(0.15)	$	(0.01)		$(0.16)

Weighted average number of common shares outstanding — basic	33,634,778				33,634,778

Net loss per share — diluted	$(0.15)	$	(0.01)		$(0.16)

Weighted average number of common shares outstanding — diluted	33,634,778				33,634,778

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006			June 30, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$60,689			$60,689
Accounts receivable, net	15,359	(511	)(b)	14,848
Inventory	2,616			2,616
Prepaid expenses	2,670			2,670
Deferred income taxes	5,652	639	(b,c)	6,291
Other current assets	555			555

Total current assets	87,541	128		87,669
Net property and equipment	4,078			4,078
Purchased and developed software, net	18,752			18,752
Acquired intangibles, net	10,650			10,650
Goodwill	131,092	(176	)(b,d)	130,916
Other assets	9,238	181	(b)	9,419
Deferred income taxes	2,442	6,256	(d)
		61	(b)	8,759

Total assets	$263,793	$6,450		$270,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,552			$5,552
Accrued wages	4,829			4,829
Other accrued liabilities	3,418	138	(b)	3,556
Deferred revenue	15,935	359	(a)	16,294
Income taxes payable	3,894	338	(b,c)	4,232

Total current liabilities	33,628	835		34,463
Deferred income taxes	—	2,015	(d)	2,015
Deferred revenue	4,671	542	(a)	5,213
Other	420			420

Total liabilities	38,719	3,392		42,111
Total shareholders’ equity	225,074	3,058		228,132

Total liabilities and shareholders’ equity	$263,793	$6,450		$270,243

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	June 30, 2006			June 30, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$18,770	$(127	)(a,b)	$18,643
Services and maintenance	12,952	(158	)(a,b)	12,794

Total net sales	31,722	(285)		31,437
Cost of sales:
Software and other	4,470	2	(a)	4,472
Services and maintenance	3,787	2	(a)	3,789
Amortization	1,068			1,068

Total cost of sales	9,325	4		9,329

Gross profit	22,397	(289)		22,108
Operating costs and expenses:
Sales and marketing	5,233			5,233
Product research and development	5,083			5,083
General and administrative	6,345	44	(b)	6,389
Goodwill impairment, restructuring and other expenses	219,462	(5,338	)(d)	214,124
Depreciation and amortization	1,142			1,142

Total operating costs and expenses	237,265	(5,294)		231,971

Operating loss	(214,868)	5,005		(209,863)
Other income (expense):
Interest expense	(21)			(21)
Interest income	696			696
Other, net	(216)			(216)

Total other income	459			459

Loss before income taxes	(214,409)	5,005		(209,404)
Income tax expense (benefit)	1,360	255	(b,c,d)	1,615

Net loss	$(215,769)	$4,750		$(211,019)

Net loss per share — basic	$(6.41)	$0.14		$(6.27)

Weighted average number of common shares outstanding — basic	33,637,779			33,637,779

Net loss per share — diluted	$(6.41)	$0.14		$(6.27)

Weighted average number of common shares outstanding — diluted	33,637,779			33,637,779

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006			September 30, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,159			$52,159
Accounts receivable, net	15,148	(649	)(b)	14,499
Inventory	2,229			2,229
Prepaid expenses	2,879			2,879
Deferred income taxes	1,297	648	(b,c)	1,945
Other current assets	751			751

Total current assets	74,463	(1)		74,462
Net property and equipment	3,976			3,976
Purchased and developed software, net	18,158			18,158
Acquired intangibles, net	10,080			10,080
Goodwill	131,092	(176	)(b,d)	130,916
Other assets	9,702	167	(b)	9,869
Deferred income taxes	5,488	5,909	(d)
		76	(b)	11,473

Total assets	$252,959	$5,975		$258,934

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,261			$4,261
Accrued wages	4,894			4,894
Other accrued liabilities	2,218	182	(b)	2,400
Deferred revenue	16,790	365	(a)	17,155
Income taxes payable	4,034	351	(b,c)	4,385

Total current liabilities	32,197	898		33,095
Deferred income taxes	—	2,015	(d)	2,015
Deferred revenue	3,657	471	(a)	4,128
Other	392			392

Total liabilities	36,246	3,384		39,630
Total shareholders’ equity	216,713	2,591		219,304

Total liabilities and shareholders’ equity	$252,959	$5,975		$258,934

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	September 30, 2006			September 30, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$6,632	$(20)	(a,b)	$6,612
Services and maintenance	7,318	(41)	(a,b)	7,277

Total net sales	13,950	(61)		13,889
Cost of sales:
Software and other	1,800	9	(a)	1,809
Services and maintenance	3,512	3	(a)	3,515
Amortization	1,243			1,243

Total cost of sales	6,555	12		6,567

Gross profit	7,395	(73)		7,322
Operating costs and expenses:
Sales and marketing	4,352			4,352
Product research and development	4,847			4,847
General and administrative	8,148	44	(b)	8,192
Depreciation and amortization	854			854

Total operating costs and expenses	18,201	44		18,245

Operating loss	(10,806)	(117)		(10,923)
Other income (expense):
Interest expense	(10)			(10)
Interest income	646			646
Other, net	207			207

Total other income	843			843

Loss before income taxes	(9,963)	(117)		(10,080)
Income tax expense (benefit)	788	337	(b,c,d)	1,125

Net loss	$(10,751)	$(454)		$(11,205)

Net loss per share — basic	$(0.32)	$(0.01)		$(0.33)

Weighted average number of common shares outstanding — basic	33,683,231			33,683,231

Net loss per share — diluted	$(0.32)	$(0.01)		$(0.33)

Weighted average number of common shares outstanding — diluted	33,683,231			33,683,231

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006			December 31, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$45,945			$45,945
Accounts receivable, net	17,210	(783	)(b)	16,427
Inventory	2,164			2,164
Prepaid expenses	1,660			1,660
Deferred income taxes	196			196
Other current assets	812			812

Total current assets	67,987	(783)		67,204
Net property and equipment	3,940			3,940
Purchased and developed software, net	16,628			16,628
Acquired intangibles, net	9,511			9,511
Goodwill	124,407	(176	)(b,d)	124,231
Other assets	8,887	148	(b)	9,035
Deferred income taxes	3,303	673	(d)
		350	(c)	4,326

Total assets	$234,663	$212		$234,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,284			$8,284
Accrued wages	6,244	(82	)(b)	6,162
Other accrued liabilities	2,381	192	(b)	2,573
Deferred revenue	18,175	511	(a,b)	18,686
Income taxes payable	4,033	365	(b,c)	4,398

Total current liabilities	39,117	986		40,103
Deferred income taxes	—	502	(d)	502
Deferred revenue	3,218	494	(a)	3,712
Other	633			633

Total liabilities	42,968	1,982		44,950
Total shareholders’ equity	191,695	(1,770)		189,925

Total liabilities and shareholders’ equity	$234,663	$212		$234,875

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended			Quarter Ended
	December 31, 2006			December 31, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$5,688	$(192	)(a,b)	$5,496
Services and maintenance	7,486	(126	)(a,b)	7,360

Total net sales	13,174	(318)		12,856
Cost of sales:
Software and other	1,969	(19	)(a,b)	1,950
Services and maintenance	3,479	3	(a)	3,482
Amortization	1,944			1,944

Total cost of sales	7,392	(16)		7,376

Gross profit	5,782	(302)		5,480
Operating costs and expenses:
Sales and marketing	5,326	(32	)(b)	5,294
Product research and development	5,381	(30	)(b)	5,351
General and administrative	8,295	(9	)(b)	8,286
Goodwill impairment, restructuring and other expenses	11,329	(1,970	)(d)	9,359
Depreciation and amortization	995			995

Total operating costs and expenses	31,326	(2,041)		29,285

Operating loss	(25,544)	1,739		(23,805)
Other income (expense):
Interest expense	(32)			(32)
Interest income	546			546
Other, net	122			122

Total other income	636			636

Loss before income taxes	(24,908)	1,739		(23,169)
Income tax expense (benefit)	2,130	6,080	(b,c,d)	8,210

Net loss	$(27,038)	$(4,341)		$(31,379)

Net loss per share — basic	$(0.80)	$(0.13)		$(0.93)

Weighted average number of common shares outstanding — basic	33,848,978			33,848,978

Net loss per share — diluted	$(0.80)	$(0.13)		$(0.93)

Weighted average number of common shares outstanding — diluted	33,848,978			33,848,978

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(a)	Impact of deferral and recognition of net sales and related costs attributed to factors discussed in the Revenue Recognition section of Note 2 for the period, including cumulative effect of all periods on deferred revenue.

(b)	Impact of adjustments discussed in the Other Adjustments section of Note 2 for the current period, primarily consisting of items previously deemed immaterial for restatement purposes. Balance sheet impact is cumulative for all periods impacted.

(c)	Impact on income tax expense, net, of all adjustments in (a) and (b) during the period at the effective tax rate, including cumulative effect of all periods on current and long-term deferred income tax assets and liabilities. Also includes reclassification of the net current and long-term deferred tax position on the balance sheet as a result of the effects of (d).

(d)	Impact of adjustments on deferred income taxes and goodwill related to the acquisition accounting adjustments described in the Goodwill and Deferred Income Taxes section of Note 2, as well as related effects on income tax expense.

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
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, as required by Rule 13a–15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described below, under “Management’s Report on Internal Control Over Financial Reporting,” material weaknesses were identified in our internal control over financial reporting as of December 31, 2006 relating to our control environment, revenue recognition, accounting for income taxes, accounting for business combinations and the implementation of a new accounting system. Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     The errors that led to the restatement of our consolidated financial statements in this Form 10-K/A were the result of material weaknesses in revenue recognition, accounting for income taxes, and accounting for business combinations. These material weaknesses existed as of December 31, 2006 and were previously identified by management.
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
     KPMG LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K/A, has issued an audit report on management’s assessment of our internal control over financial reporting. This report can be found below.

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
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
1.	The Company did not maintain an effective control environment. Specifically, the Company lacked an appropriate control consciousness and sufficient resources to address and remediate certain control deficiencies on a timely basis. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

2.	The Company did not maintain effective policies and procedures relating to revenue recognition. Specifically, the lack of effective policies and procedures surrounding the review and determination of revenue recognition associated with the Company’s sales contracts and accurate recording of revenue contributed to incorrect recognition of revenue in the Company’s preliminary 2006 consolidated financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

3.	The Company did not maintain effective policies and procedures relating to the preparation of current and deferred income tax provisions and related balance sheet accounts. Specifically, the Company did not prepare account analyses and perform account reconciliation procedures in a timely manner. In addition, the Company lacked sufficient personnel with institutional knowledge and technical expertise in the accounting for income taxes. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

4.	The Company did not maintain effective policies and procedures over the accounting for business combinations. Specifically, the Company did not have formal policies and procedures to provide for sufficient analysis to identify all net assets acquired in a prior period business combination and allowable adjustments to goodwill, which resulted in an error in the Company’s preliminary 2006 financial statements. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected.

5.	The Company did not maintain effective policies and procedures over the implementation of the Company’s new accounting system for the Company’s U.S. operations, which the Company commenced in the fourth quarter. Specifically, the Company failed to apply procedures with respect to program development to ensure that certain financial reports that impact the Company’s financial reporting were developed and maintained appropriately. As a result, controls over the access to, and completeness, accuracy and validity of transactions processed through and reports generated from the Company’s accounting system were not designed appropriately or did not operate as designed. These deficiencies resulted in more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected and contributed to the revenue recognition deficiency described above.
     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Merge Technologies Incorporated and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, comprehensive income (loss), and cash flows for each of the years in the three—year period ended December 31, 2006. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 8, 2007, which expressed an unqualified opinion on the consolidated financial statements.
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
(e)	Remediation Efforts to Address Material Weaknesses in Internal Control Over Financial Reporting
     We have substantially completed the items outlined in the remediation plan that was previously approved by the Audit Committee of our Board (see the 2005 Annual Report on Form 10–K for a full description of the remediation plan). Based on a review conducted by our internal audit function, we continue to address the following steps from the 2005 remediation plan, as well as additional items that we will address as a result of our 2006 assessment of internal control over financial reporting:
1.	We continue to enhance our contract review processes to include a cross functional group that is responsible for reviewing contracts and providing information required to assist us in our determination of revenue recognition.

2.	We continue to formalize our procedures for project status determination and customer acceptance sign–off.

3.	We continue to enhance our education program for our sales and service organization to educate them regarding our revenue recognition policies. We continue to implement formal representation and verification procedures with sales staff as of December 31, 2006.

4.	We continue to refine our contract review process, related to contracts with non–standard or complex terms, with a goal of determining the appropriate accounting treatment prior to quarter–end. We have refined our contract review processes and procedures as of December 31, 2006. In addition, we have refined our goal with respect to this remediation item to determining the appropriate accounting treatment prior to providing our quarterly results to our external auditors.
     Based on our assessment of our internal control over financial reporting as of December 31, 2006, management has committed to the following additional remediation items:
1.	The formalization of policies and procedures to provide for sufficient analysis to identify all net assets acquired in a business combination. Specifically, the institution of a formal checklist that we will use to ensure that we have considered applicable issues and considerations associated with purchase price allocation, including income tax related items.

2.	The expansion of our policies and procedures surrounding the program development or implementation of internal–use software applications. Specifically, we will adjust our current policies and procedures to ensure that more significant testing procedures, including the testing of multiple transactions and reports over an extended period of time, are performed prior to implementing significant changes to our internal–use software applications (including our accounting systems) that directly impact our financial reporting process.
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

Item 9B. OTHER INFORMATION
     None.
PART III
     As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we will file (pursuant to Section 240.14a–101) our definitive proxy statement for our 2007 annual shareholder meeting (the “Proxy Statement”) not later than April 30, 2007, and are therefore incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.
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
     Gary D. Bowers was appointed President, Merge Healthcare North America on February 12, 2007. He had earlier served as our Senior Vice President for Strategic Business Initiatives from November 2006, from which position he led the Company’s onshore–offshore development, service and support initiative in Pune, India. He joined the Company as Vice President in September 2006. Previously, Mr. Bowers was Senior Vice President, Product Technology, for Park City Solutions from October 2004 to November 2005, and was a General Partner of Rardin Capital Management from December 1999 to September 2004. From October 1992 to April 1999, Mr. Bowers held various senior executive positions at IMNET Systems, Inc., including Executive Vice President of Product Technology and Chief Operating Officer. Mr. Bowers holds a B.A. in Statistics (magna cum laude) from the University of Rochester.
     Jacques F. Cornet was appointed President, Merge Healthcare EMEA (Europe, Middle East, Africa) in November 2006. He was formerly Vice President Business Development and Strategic Marketing of Cedara. Before joining Cedara in mid–2000, Mr. Cornet held several strategic business management positions at ADAC Laboratories (now part of Philips Medical Systems) in the U.S., GE HealthCare in Europe and the U.S. and GE Calma in Europe. Mr. Cornet holds a M. Sc. Degree in ElectroMechanical and Computer Sciences and Executive Marketing from HEC France.
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
     The remaining information required by this item is incorporated herein by reference to the information set forth under the caption “Directors and Executive Officers” in our Proxy Statement.
Item 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers and Directors” in our Proxy Statement.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership and Certain Beneficial Owners and Management” in our Proxy Statement.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated herein by reference to the information set forth under the caption “Related Party Transactions” in our Proxy Statement.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is incorporated herein by reference to the information set forth under the caption “Accounting Fees and Services” in our Proxy Statement.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) The following documents are filed as part of this annual report:
     Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K/A:
•	Restated Consolidated Balance Sheets at December 31, 2006 and December 31, 2005;

•	Restated Consolidated Statements of Operations for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004;

•	Restated Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004;

•	Restated Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004;

•	Restated Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2006, December 31, 2005 and December 31, 2004; and

•	Notes to Consolidated Financial Statements, as restated.
     (b) See Exhibit Index that follows.
Exhibit Index

2.1	Merger Agreement by and among Merge Technologies Incorporated, AccuImage Diagnostics Corp., ADI Acquisition Corp. and the Principal Shareholder of AccuImage Diagnostics Corp. dated November 24, 2004(B)

2.2	Merger Agreement by and among Merge Technologies Incorporated, Cedara Software Corp. and Corrida, Ltd. dated January 17, 2005(C)

3.1	Articles of Incorporation of Registrant(D), Articles of Amendment as filed on December 28, 1998 (E) Articles of Amendment as filed on September 2, 1999(F), Articles of Amendment as filed on February 23, 2001(F), Articles of Amendment as filed on August 9, 2002(G), Articles of Amendment as filed on May 27, 2005(H), and Articles of Amendment as filed on September 6, 2006(J)

3.2	Amended and Restated Bylaws of Registrant(J)

4.1	Rights Agreement, dated as of September 6, 2006, between the Registrant and American Stock Transfer & Trust Co.(J)

10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(G)*

10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(G)*

10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(G)*

10.4	Letter Agreement dated May 12, 2006, between Registrant and Scott T. Veech(K)*

10.5	Employment Agreement entered into as of April 1, 2006, between Registrant and David M. Noshay(L)*

10.6	Employment Agreement entered into as of April 1, 2006, between Registrant and Robert J. White(L)*

10.7	Key Officer Agreement entered into as of October 12, 2005, by and between Registrant and Steven M. Oreskovich(M)*

10.8	Letter Agreement dated July 2, 2006 by and between Registrant and Steven M. Oreskovich(N)*

10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(D), as amended and restated in its entirety as of September 1, 2003(O)*

10.10	Employment Agreement entered into as of September 6, 2006, between the Registrant and Kenneth D. Rardin (J)*

10.11	Employment Agreement entered into as of January 8, 2007 between the Registrant and Steven R. Norton(P)*

10.12	Employment Agreement entered into as of February 5, 2007 between the Registrant and Gary Bowers(T)*

10.13	1998 Stock Option Plan For Directors(Q)*

10.14	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(O)*

10.15	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(R)*

10.16	Termination Agreement between Cedara Software Corp., Abe Schwartz and Merge Technologies Incorporated dated June 1, 2005(S)*

10.17	Form of Non–Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(M)*

10.18	Form of Employee Incentive Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(M)*

10.19	Form of Director Non–Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(M)*

14.1	Code of Ethics(G)

14.2	Whistleblower Policy(G)

21	Subsidiaries of Registrant(T)

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99	Amended and Restated Audit Committee Charter(M)

(A)	Intentionally omitted.

(B)	Incorporated by reference from Current Report on Form 8–K dated November 24, 2004.

(C)	Incorporated by reference from Current Report on Form 8–K dated January 18, 2005.

(D)	Incorporated by reference from Registration Statement on Form SB–2 (No. 333–39111), effective January 29, 1998.

(E)	Incorporated by reference from Quarterly Report on Form 10–QSB for the three months ended March 31, 1999.

(F)	Incorporated by reference from Annual Report on Form 10–KSB for the year ended December 31, 2000.

(G)	Incorporated by reference from Annual Report on Form 10–K for the year ended December 31, 2003.

(H)	Incorporated by reference from Current Report on Form 8–K dated June 7, 2005.

(J)	Incorporated by reference from Current Report on Form 8–K dated September 6, 2006.

(K)	Incorporated by reference from Current Report on Form 8–K dated May 12, 2006.

(L)	Incorporated by reference from Current Report on Form 8–K dated April 1, 2006.

(M)	Incorporated by reference from Annual Report on Form 10–K for the year ended December 31, 2005.

(N)	Incorporated by reference from Current Report on Form 8–K dated June 29, 2006.

(O)	Incorporated by reference from Quarterly Report on Form 10–Q for the three months ended September 30, 2003.

(P)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated January 16, 2007.

(Q)	Incorporated by reference from Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.

(R)	Incorporated by reference from Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.

(S)	Incorporated by reference from Quarterly Report on Form 10–Q for the six months ended June 30, 2005.

(T)	Previously filed and incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2006.

*	Management contract, or compensatory plan, or arrangement, required to be filed as an exhibit to this Annual Report on Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Technologies Incorporated
Date: December 27, 2007	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)

Date: December 27, 2007	By:	/s/ Steven R. Norton
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)