Form 10-Q/A
period 2007-03-31
MERGE TECHNOLOGIES INC
filed 2007-12-28
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐      No ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer or a non-accelerated filer (see definition of accelerated filer and large accelerated filer as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     As of May 4, 2007, the Registrant had 32,198,650 shares of Common Stock outstanding.

See accompanying notes to consolidated financial statements.
 i

MERGE TECHNOLOGIES INCORPORATED
EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION
     This Quarterly Report on Form 10-Q/A for the three months ended March 31, 2007, includes a restated consolidated balance sheet as of March 31, 2007, consolidated statements of operations, consolidated statements of cash flows and consolidated statements of comprehensive loss for the three months ended March 31, 2007 and 2006. The Company will not file an amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2006. The restatement relates primarily to software license arrangements with 12 customers signed prior to January 1, 2006 and net deferred income tax liabilities assumed in the acquisition of Cedara Software Corp. in June 2005. The contracts at issue include a license of software, installation services, and related maintenance and support obligations. Management and the Audit Committee determined that, with respect to these contracts, the Company should recognize the entire value of the bundled contracts as revenue over the period for which maintenance and support may be provided to the customer since fair value of the maintenance on a stand-alone basis could not be determined. This approach is different from the Company’s historical practice of recognizing the fair value of the software over the period of installation and the fair value of the maintenance over the maintenance period when fair value of the maintenance on a stand-alone basis can be determined. The Company’s restated financial statements reflect the revised method of accounting for these contracts, income tax adjustments and other adjustments. The Company has also restated the consolidated financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2006 for similar items and this quarterly report on Form 10-Q/A should be read in conjunction with the Form 10-K/A. The following items of the Form 10-Q have been modified or revised in this Amendment No. 1 to Form 10-Q/A to reflect these restatements:
     Part I, Item 1. Financial Statements;
     Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and
     Part I, Item 4. Controls and Procedures.
     This amended Quarterly Report on Form 10-Q/A sets forth the original Quarterly Report on Form 10-Q in its entirety, except as required to reflect the effects of the restatements. Except for disclosures affected by the restatements, this amended Quarterly Report on Form 10-Q/A speaks as of the original filing date of May 9, 2007 and does not modify or update disclosures in the Form 10-Q, including the nature and character of such disclosures, to reflect events occurring or items discovered after the original filing date of the Form 10-Q. Accordingly, this amended Quarterly Report on Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the original filing date of the Form 10-Q, including any amendments to those filings.
See accompanying notes to consolidated financial statements.
 ii

PART I
Item 1. Consolidated Financial Statements
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	March 31,	December 31,
	2007	2006
	(Unaudited, As
	restated)
ASSETS
Current assets:
Cash and cash equivalents	$37,169	$45,945
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,905 and $2,553 at March 31, 2007 and December 31, 2006, respectively	16,957	16,427
Inventory	2,130	2,164
Prepaid expenses	1,972	1,660
Deferred income taxes	196	196
Other current assets	1,749	812

Total current assets	60,173	67,204
Property and equipment:
Computer equipment	5,087	5,017
Office equipment	1,945	1,919
Leasehold improvements	1,494	1,460

	8,526	8,396
Less accumulated depreciation	4,885	4,456

Net property and equipment	3,641	3,940
Purchased and developed software, net of accumulated amortization of $12,300 and $11,235 at March 31, 2007 and December 31, 2006, respectively	15,997	16,628
Customer intangibles, net of accumulated amortization of $4,536 and $3,966 at March 31, 2007 and December 31, 2006, respectively	8,941	9,511
Goodwill	124,231	124,231
Deferred income taxes	4,533	4,326
Other assets	8,906	9,035

Total assets	$226,422	$234,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,468	$10,857
Accrued wages	6,649	6,162
Income taxes payable	—	4,398
Deferred revenue	19,325	18,686

Total current liabilities	35,442	40,103
Deferred income taxes	502	502
Deferred revenue	3,126	3,712
Income taxes payable	5,343	—
Other	396	633

Total liabilities	44,809	44,950
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Series B Junior Participating Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Series 3 Special Voting Preferred stock, no par value: one share authorized; one share issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock, $0.01 par value: 100,000,000 shares authorized; 31,979,852 shares and 29,291,030 shares issued and outstanding at March 31, 2007 and December 31, 2006	320	293
Common Stock subscribed: 7,898 and 5,242 shares at March 31, 2007 and December 31, 2006, respectively	37	33
Additional paid-in capital	452,428	451,130
Accumulated deficit	(273,114)	(263,390)
Accumulated other comprehensive income	1,942	1,859

Total shareholders’ equity	181,613	189,925

Total liabilities and shareholders’ equity	$226,422	$234,875

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)
(As restated)

	Three Months Ended
	March 31,
	2007	2006
Net sales:
Software and other	$8,170	$9,524
Services and maintenance	7,704	6,616

Total net sales	15,874	16,140
Cost of sales:
Software and other	1,997	1,660
Services and maintenance	3,520	3,686
Amortization	1,062	1,277

Total cost of sales	6,579	6,623

Gross profit	9,295	9,517
Operating costs and expenses:
Sales and marketing	4,733	5,221
Product research and development	5,383	4,843
General and administrative	7,539	5,885
Restructuring and other expenses	797	22
Depreciation and amortization	1,002	1,042

Total operating costs and expenses	19,454	17,013

Operating loss	(10,159)	(7,496)
Other income (expense):
Interest expense	(45)	(4)
Interest income	450	660
Other, net	47	20

Total other income	452	676

Loss before income taxes	(9,707)	(6,820)
Income tax expense (benefit)	14	(1,500)

Net loss	$(9,721)	$(5,320)

Loss per share—basic	$(0.29)	$(0.16)

Weighted average number of common shares outstanding—basic	33,885,682	33,634,778

Loss per share—diluted	$(0.29)	$(0.16)

Weighted average number of common shares outstanding—diluted	33,885,682	33,634,778

See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
(As restated)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,721)	$(5,320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,064	2,318
Stock-based compensation	1,191	1,289
Provision for doubtful accounts receivable and sales returns, net of recoveries	352	(87)
Deferred income taxes	103	(1,347)
Change in assets and liabilities:
Accounts receivable	(867)	3,718
Inventory	33	(398)
Prepaid expenses	(310)	(692)
Accounts payable and other accrued liabilities	(1,624)	207
Accrued wages	485	(672)
Deferred revenue	53	2,202
Other	(137)	778

Net cash provided by (used in) operating activities	(8,378)	1,996
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(123)	(254)
Purchased technology	—	(367)
Capitalized software development	(422)	(549)

Net cash used in investing activities	(545)	(1,170)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	139	25

Net cash provided by financing activities	139	25
Effect of exchange rate changes on cash	8	(1)

Net increase (decrease) in cash	(8,776)	850
Cash and cash equivalents, beginning of period	45,945	64,278

Cash and cash equivalents, end of period	$37,169	$65,128

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of refunds	$39	$69
Equity securities received in sales transactions	$—	$2,010
See accompanying notes to consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)
(As restated)

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(9,721)	$(5,320)
Accumulated other comprehensive income:
Cumulative translation adjustment	(16)	—
Unrealized gain (loss) on marketable securities (1)	75	(59)

Comprehensive net loss	$(9,662)	$(5,379)

(1)	Net of income tax expense of $24 and $19 for the three months ended March 31, 2007 and 2006, respectively.
See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)
(1) Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2006 of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us,” or “our”).
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
(a) Reclassifications
     Where appropriate, certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. Specifically, we reclassified $286 of expense from “product research and development” to “software and other cost of sales” within the Consolidated Statement of Operations for the three months ended March 31, 2006, to conform to current year presentation.
(b) Accounting for uncertainty in income taxes
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Pursuant to FIN No. 48 we have reclassified as noncurrent, unrecognized tax benefits not expected to be paid within one year. The impact of adopting FIN No. 48 had the cumulative effects explained in Note 8 below.
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
     The following tables summarize the impact of the restatements on our consolidated balance sheets as of March 31, 2006 and 2007, and on our statements of operations and statements of cash flow for the three months ended March 31, 2006 and March 31, 2007, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10K/A for the year ended December 31, 2006. Explanations for adjustments (a) through (d) in the following tables may be found on the last page of this Note 2. To the extent that an individual balance sheet or statement of operations line item classification has been affected by more than one adjustment as described in (a) through (d), and one of such adjustments is greater than $1,000, each adjustment is listed separately. The restatement also affected Notes 4, 7, and 8 to our Consolidated Financial Statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007			March 31, 2007
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$37,169			$37,169
Accounts receivable, net	17,820	(863	)(b)	16,957
Inventory	2,130			2,130
Prepaid expenses	1,972			1,972
Deferred income taxes	196			196
Other current assets	1,749			1,749

Total current assets	61,036	(863)		60,173
Net property and equipment	3,641			3,641
Purchased and developed software, net	15,997			15,997
Acquired intangibles, net	8,941			8,941
Goodwill	124,407	(176	)(b,d)	124,231
Other assets	8,719	187	(b)	8,906
Deferred income taxes	3,614	553	(d)
		366	(c)	4,533

Total assets	$226,355	$67		$226,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$9,190	278	(b)	$9,468
Accrued wages	6,774	(125	)(b)	6,649
Deferred revenue	18,922	403	(a,b)	19,325

Total current liabilities	34,886	556		35,442
Deferred income taxes	—	502	(d)	502
Deferred revenue	2,751	375	(a)	3,126
Income taxes payable	5,329	14	(d)	5,343
Other	396			396

Total liabilities	43,362	1,447		44,809
Total shareholders’ equity	182,993	(1,380)		181,613

Total liabilities and shareholders’ equity	$226,355	$67		$226,422

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006			March 31, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$65,128			$65,128
Accounts receivable, net	20,061	(398	)(b)	19,663
Inventory	2,838			2,838
Prepaid expenses	3,276			3,276
Deferred income taxes	11,213	550	(b,c)	11,763
Other current assets	2,947			2,947

Total current assets	105,463	152		105,615
Net property and equipment	4,254			4,254
Purchased and developed software, net	19,147			19,147
Acquired intangibles, net	11,219			11,219
Goodwill	350,521	(176	)(b)
		(5,337	)(d)	345,008
Other assets	7,312	173	(b)	7,485
Deferred income taxes	—	4,765	(d)
		45	(b)	4,810

Total assets	$497,916	$(378)		$497,538

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,650			$5,650
Accrued wages	5,198			5,198
Other accrued liabilities	3,762	94	(b)	3,856
Deferred revenue	33,517	276	(a)	33,793
Income taxes payable	3,894	325	(b,c)	4,219

Total current liabilities	52,021	695		52,716
Deferred income taxes	1,839	176	(d)	2,015
Deferred revenue	3,396	449	(a)	3,845
Other	453			453

Total liabilities	57,709	1,320		59,029
Total shareholders’ equity	440,207	(1,698)		438,509

Total liabilities and shareholders’ equity	$497,916	$(378)		$497,538

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2007
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$8,056	$114	(a,b)	$8,170
Services and maintenance	7,615	89	(a,b)	7,704

Total net sales	15,671	203		15,874
Cost of sales:
Software and other	1,995	2	(a,b)	1,997
Services and maintenance	3,499	21	(a)	3,520
Amortization	1,062			1,062

Total cost of sales	6,556	23		6,579

Gross profit	9,115	180		9,295
Operating costs and expenses:
Sales and marketing	4,750	(17	)(b)	4,733
Product research and development	5,399	(16	)(b)	5,383
General and administrative	7,431	108	(a,b)	7,539
Goodwill impairment, restructuring and other expenses	797			797
Depreciation and amortization	1,002			1,002

Total operating costs and expenses	19,379	75		19,454

Operating loss	(10,264)	105		(10,159)
Other income (expense):
Interest expense	(45)			(45)
Interest income	450			450
Other, net	47			47

Total other income	452			452

Loss before income taxes	(9,812)	105		(9,707)
Income tax expense (benefit)	262	(248	) (b,c,d)	14

Net loss	$(10,074)	$353		$(9,721)

Net loss per share — basic	$(0.30)	$0.01		$(0.29)

Weighted average number of common shares outstanding — basic	33,885,682			33,885,682

Net loss per share — diluted	$(0.30)	$0.01		$(0.29)

Weighted average number of common shares outstanding — diluted	33,885,682			33,885,682

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$9,545	$(21	)(a,b)	$9,524
Services and maintenance	6,651	(35	)(a,b)	6,616

Total net sales	16,196	(56)		16,140
Cost of sales:
Software and other	1,658	2	(a)	1,660
Services and maintenance	3,686			3,686
Amortization	1,277			1,277

Total cost of sales	6,621	2		6,623

Gross profit	9,575	(58)		9,517
Operating costs and expenses:
Sales and marketing	5,221			5,221
Product research and development	4,843			4,843
General and administrative	5,841	44	(b)	5,885
Goodwill impairment, restructuring and other expenses	22			22
Depreciation and amortization	1,042			1,042

Total operating costs and expenses	16,969	44		17,013

Operating loss	(7,394)	(102)		(7,496)
Other income (expense):
Interest expense	(4)			(4)
Interest income	660			660
Other, net	20			20

Total other income	676			676

Loss before income taxes	(6,718)	(102)		(6,820)
Income tax expense (benefit)	(1,818)	318	(b,c,d)	(1,500)

Net loss	$(4,900)	$(420)		$(5,320)

Net loss per share — basic	$(0.15)	$(0.01)		$(0.16)

Weighted average number of common shares outstanding — basic	33,634,778			33,634,778

Net loss per share — diluted	$(0.15)	$(0.01)		$(0.16)

Weighted average number of common shares outstanding — diluted	33,634,778			33,634,778

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007
	(As reported)	(Adjustments)		(As restated)
Cash flows from operating activities:
Net loss	$(10,074)	$353		$(9,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,064			2,064
Provision for doubtful accounts receivable, net of recoveries	272	80	(b)	352
Deferred income taxes	—	103	(b,d)	103
Stock compensation expenses	1,191			1,191
Changes in operating assets and liabilities:
Accounts receivable	(867)			(867)
Inventory	33			33
Prepaid expenses	(310)			(310)
Accounts payable and other accrued liabilities	(1,711)	87	(b)	(1,624)
Accrued wages	527	(42	)(b)	485
Deferred revenue	281	(228	) (a,b)	53
Other	216	(353	)(b,c,d)	(137)

Net cash used in operating activities	(8,378)			(8,378)
Net cash used in investing activities	(545)			(545)
Net cash provided by financing activities	139			139
Effect of exchange rates on cash and cash equivalents	8			8

Net decrease in cash and cash equivalents	(8,776)			(8,776)
Cash and cash equivalents, beginning of period	45,945			45,945

Cash and cash equivalents, end of period	$37,169			$37,169

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006
	(As reported)	(Adjustments)		(As restated)
Cash flows from operating activities:
Net loss	$(4,900)	$(420)		$(5,320)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	2,318			2,318
Provision for doubtful accounts receivable, net of recoveries	(177)	90	(b)	(87)
Deferred income taxes	(1,652)	305	(c,d)	(1,347)
Stock compensation expenses	1,289			1,289
Changes in operating assets and liabilities:
Accounts receivable	3,740	(22	)(b)	3,718
Inventory	(398)			(398)
Prepaid expenses	(692)			(692)
Accounts payable and other accrued liabilities	163	44	(b)	207
Accrued wages	(672)			(672)
Deferred revenue	2,212	(10	)(a)	2,202
Other	765	13	(b,c)	778

Net cash provided by operating activities	1,996			1,996
Net cash used in investing activities	(1,170)			(1,170)
Net cash provided by financing activities	25			25
Effect of exchange rates on cash and cash equivalents	(1)			(1)

Net increase in cash and cash equivalents	850			850
Cash and cash equivalents, beginning of period	64,278			64,278

Cash and cash equivalents, end of period	$65,128			$65,128

(a)	Impact of deferral and recognition of net sales and related costs attributed to factors discussed in the Revenue Recognition section of Note 2 for the period, including cumulative effect of all periods on deferred revenue.

(b)	Impact of adjustments discussed in the Other Adjustments section of Note 2 for the current period, primarily consisting of items previously deemed immaterial for restatement purposes. Balance sheet impact is cumulative for all periods impacted.

(c)	Impact on income tax expense, net, of all adjustments in (a) and (b) during the period at the effective tax rate, including cumulative effect of all periods on current and long-term deferred income tax assets and liabilities. Also includes reclassification of the net current and long-term deferred tax position on the balance sheet as a result of the effects of (d).

(d)	Impact of adjustments on deferred income taxes and goodwill related to the acquisition accounting adjustments described in the Goodwill and Deferred Income Taxes section of Note 2, as well as related effects on income tax expense.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
(3) Other Intangibles
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
(4) Earnings Per Share
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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended
	March 31,
	2007	2006
	(As restated)
Numerator:
Net loss	$(9,721)	$(5,320)
Denominator for net loss per share—basic and diluted	33,885,682	33,634,778

Net loss per share—basic and diluted	$(0.29)	$(0.16)

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
(5) Share-Based Compensation
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
(6) Restructuring
     The following table shows the restructuring activity during the three months ended March 31, 2007:

Accrued
Restructuring
Balance at December 31, 2006	$1,997
Charges to expense	797
Payments	(1,716)

Balance at March 31, 2007	$1,078

     At March 31, 2007, the remaining costs consist of one-time termination benefits and as such are primarily classified within accrued wages.
(7) Segment Information
     Late in 2006, we reorganized our business. We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our original equipment manufacturer (“OEM”) business unit, which primarily sells to OEMs and value added resellers (“VARs”), comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Our principal executive officer has been identified as the chief operating decision maker in assessing the performance and the allocation of resources within the Company. Our principal executive officer relies on the information derived from our financial reporting process, which now includes revenue by business unit and consolidated operating results and consolidated assets. As we do not have discrete financial information available for our business units, we operate as a single segment for reporting purposes as prescribed by SFAS No. 131. We are in the process of developing systems and processes to obtain discrete financial information

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
for our three business units which is intended to be used by our chief operation decision maker. At the time that the information becomes available to assess performance and allocate resources, this new information will be disclosed.
     The following tables provide revenue from our business units for the three months ended March 31, 2007 and 2006, respectively:

	For the Three Months Ended March 31, 2007
	(As restated)
	Merge
	Healthcare		Merge
	North	Cedara	Healthcare
	America	Software	EMEA	Total
Net sales:
Software and other	$4,773	$2,922	$475	$8,170
Service and maintenance	5,585	1,859	260	7,704

Total net sales	$10,358	$4,781	$735	$15,874

	For the Three Months Ended March 31, 2006
	(As restated)
	Merge
	Healthcare		Merge
	North	Cedara	Healthcare
	America	Software	EMEA	Total
Net sales:
Software and other	$4,343	$5,029	$152	$9,524
Service and maintenance	4,594	1,822	200	6,616

Total net sales	$8,937	$6,851	$352	$16,140

(8) Income Taxes
     We adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $5,747 (as restated). We recognize interest and penalties in the provision for income taxes. Total accrued interest and penalties as of January 1, 2007 was $182 (as restated). The adoption of FIN No. 48 did not result in an adjustment to retained earnings due to the full valuation allowance maintained on our deferred tax assets.
     The total amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate from continuing operations is $2,647 (as restated). The remainder of unrecognized tax benefits, if recognized, would result in a decrease to goodwill. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
     We are subject to taxation in the U.S. and Canada federal jurisdictions, various state and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2003.
(9) Commitments and Contingencies
     Between March 22, 2006, and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG, our auditing firm. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10(b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendant’s deadline to move, answer or otherwise respond to the remainder of the operative amended complaint has been extended to July 2, 2007. We intend to vigorously defend the lawsuit, including, but not limited to, possibly moving to dismiss the consolidated amended complaint.
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
(10) Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
instruments. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements, should we choose the fair value option effective as of the beginning of our fiscal year 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Report, the words “will,” “believes,” “intends,” “anticipates,” “expects” and similar expressions of the future are intended to assist you in identifying such forward-looking statements. Although the Company presently believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, the Company does not give, and cannot give, any assurance that those expectations will be achieved.
     Any number of factors could cause the actual results to differ from the results contemplated by such forward-looking statements, including, but not limited to: risks and effects of the past restatements of financial statements of the Company and other actions that may be taken or required as a result of such restatements; the Company’s inability to timely file reports with the Securities and Exchange Commission; risks associated with the Company’s inability to meet the requirements of The NASDAQ Stock Market for continued listing, including possible delisting; costs, risks and effects of legal proceedings and investigations, including the formal investigation being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; the uncertainty created by and the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in the Company’s senior management; risks in product and technology development, market acceptance of new products and services, including teleradiology services, and continuing product demand; the impact of competitive products and pricing; continued negative effects of the DRA; limited acceptance of digital modalities and RISPACS and workflow technologies; the Company’s ability to integrate acquisitions; changing economic conditions; credit and payment risks associated with end-user sales; the Company’s dependence on major customers; the Company’s dependence on key personnel; and other risk factors detailed in the Company’s other filings with the Securities and Exchange Commission, including those matters discussed in Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2006.
     You should not place undue reliance on forward-looking statements, since the statements speak only as of the date that they are made. We do not have, or undertake any obligation to, publicly update, revise or correct any of the forward-looking statements after the date of this Report, or after the respective dates on which such statements otherwise are made, whether as a result of new information, future events or otherwise. This Report should be read in conjunction with the risk factors, financial information and other information contained in this and other filings that the Company makes and previously has made with the Securities and Exchange Commission.
     The financial data in this Quarterly Report on Form 10-Q/A for the three months ended March 31, 2007 and 2006 has been restated from amounts previously reported to correct accounting errors. A discussion of the restatement for these quarters is provided in Note 2 to the consolidated financial statements contained in this Report and under “Restatement of Consolidated Financial Statements” below.
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
     Please refer to Note 2 of our unaudited consolidated financial statements for a discussion of the restatement of our previously filed consolidated balance sheets as of March 31, 2006 and 2007, and our statements of operations and statements of cash flows for the three months ended March 31, 2006 and 2007.
     We, by means of this Quarterly Report on Form 10Q/A, have restated previously issued unaudited consolidated financial statements and will not amend our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. See Note 2 of notes to consolidated financial states for a discussion of the restatement of our previously filed balance sheets as of March 31, 2006 and 2007 and our statements of operations and statements of cash flows for the three months ended March 31, 2006 and 2007. The information that was previously filed for the quarters ended March 31, 2006 and 2007 is superseded by the information contained in this Quarterly Report on Form 10-Q/A, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.
Overview
     Operating under the name Merge Healthcare, we develop medical imaging and information management software and deliver related services. Late in 2006, we reorganized our business to better reflect emerging market needs. We established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our OEM business unit, which primarily sells software products, developer toolkits and custom engineering services to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.
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
     We continue to face challenges including the informal, non-public inquiry being conducted by the SEC and class action and other lawsuits. In addition, we continue to execute on several initiatives that were started in late 2006, including our right-sizing and reorganization, our onshore / offshore global software engineering and support delivery model and significant changes to our senior management. However, we believe that it will take time for these initiatives and hirings to have an impact on our net sales and operating income. For a more detailed discussion of these items see Part II, Item 1, “Legal Proceedings,” in this Quarterly Report on Form 10-Q/A and Item 1A, “Risk

Factors,” in our Annual Report on Form 10-K/A for the year end December 31, 2006, which is being filed contemporaneously with this Form 10-Q/A.
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
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, which is being filed contemporaneously with this Form 10-Q/A.
Results of Operations
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months Ended March 31,
	(As restated)				Change
	2007	% (1)	2006	% (1)	$	%
Net sales:
Software and other	$8,170	51.5%	$9,524	59.0%	$(1,354)	-14.2%
Services and maintenance	7,704	48.5%	6,616	41.0%	1,088	16.4%

Total net sales	15,874	100.0%	16,140	100.0%	(266)	-1.6%
Cost of sales:
Software and other	1,997	24.4%	1,660	17.4%	337	20.3%
Services and maintenance	3,520	45.7%	3,686	55.7%	(166)	-4.5%
Amortization	1,062	NM (2)	1,277	NM (2)	(215)	-16.8%

Total cost of sales	6,579	41.4%	6,623	41.0%	(44)	-0.7%

Gross margin
Software and other (3)	5,111	62.6%	6,587	69.2%	(1,476)	-22.4%
Services and maintenance	4,184	54.3%	2,930	44.3%	1,254	42.8%

Total gross margin	9,295	58.6%	9,517	59.0%	(222)	-2.3%
Operating expenses:
Sales and marketing	4,733	29.8%	5,221	32.3%	(488)	-9.3%
Product research and development	5,383	33.9%	4,843	30.0%	540	11.2%
General and administrative	7,539	47.5%	5,885	36.5%	1,654	28.1%
Restructuring and other expenses	797	5.0%	22	0.1%	775	NM (2)
Depreciation and amortization	1,002	6.3%	1,042	6.5%	(40)	-3.8%

Total operating costs and expenses	19,454	122.6%	17,013	105.4%	2,441	14.3%

Operating loss	(10,159)	-64.0%	(7,496)	-46.4%	(2,663)	35.5%
Other income (expense), net	452	2.8%	676	4.2%	(224)	-33.1%

Loss before income taxes	(9,707)	-61.2%	(6,820)	-42.3%	(2,887)	42.3%
Income tax expense (benefit)	14	0.1%	(1,500)	-9.3%	1,514	-101.0%

Net loss	$(9,721)	-61.2%	$(5,320)	-33.0%	$(4,401)	82.7%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales

Net Sales
Net sales, by business unit, are indicated as follows:

	Three Months Ended March 31,
	(As restated)				Change
	2007	%	2006 (1)%		$	%
Cedara:
Software and other	$2,922	18.4%	$5,029	31.1%	$(2,107)	-41.9%
Services and maintenance	1,859	11.7%	1,822	11.3%	37	2.0%

Total net sales	4,781	30.1%	6,851	42.4%	(2,070)	-30.2%
Merge Healthcare North America:
Software and other	4,773	30.1%	4,343	26.9%	430	9.9%
Services and maintenance	5,585	35.2%	4,594	28.5%	991	21.6%

Total net sales	10,358	65.3%	8,937	55.4%	1,421	15.9%
Merge Healthcare EMEA:
Software and other	475	3.0%	152	1.0%	323	212.5%
Services and maintenance	260	1.6%	200	1.2%	60	30.0%

Total net sales	735	4.6%	352	2.2%	383	108.8%
Total net sales	$15,874		$16,140		$(266)

(1)	Presented for comparability as if the business units had existed in the three months ended March 31, 2006.
     Software and Other Sales. Total software and other sales for the three months ended March 31, 2007 were $8.2 million, a decrease of approximately $1.3 million, or 14.2%, from $9.5 million for the three months ended March 31, 2006. The decrease in software and other sales primarily resulted from a $2.1 million decrease in revenue recognized on software and other sales through our Cedara business unit. During the three months ended March 31, 2007, Cedara entered into certain revenue contracts which included extended payment terms, and as a result, the revenue from the related sales will be recognized in future quarters when the payments become due. Revenue for the three months ended March 31, 2006 included $0.9 million in cash collections from a single customer whereby the revenue was previously deferred due to customer collectibility concerns and also $1.4 million from a single customer contract that did not have extended payment terms. Software and other sales for Merge Healthcare North America for the three months ended March 31, 2007 included $0.6 million of revenue from a single customer as we completed most of the installation of our software solution during this period. Software and other sales for Merge Healthcare EMEA increased $0.3 million, compared to the same period in the prior year, primarily due to our renewed focus on end-user customers in Europe. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis as a result of such factors.
     Service and Maintenance Sales. Total service and maintenance sales for the three months ended March 31, 2007 were $7.7 million, an increase of approximately $1.1 million, or 16.4%, from $6.6 million for the three months ended March 31, 2006. The increase in service and maintenance sales resulted from increased maintenance revenue of approximately $1.0 million through our Merge Healthcare North America business unit as new contract signings continued over the past twelve months and the renewal rate of our existing customers for annual software maintenance remained high.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $5.1 million for the three months ended March 31, 2007, a decrease of approximately $1.5 million, or 22.4%, from $6.6 million for the three months ended March 31, 2006. Gross margin on software and other sales as a percentage of software and other sales decreased to 62.6% in the three months ended March 31, 2007 from 69.2% in the three months ended March 31, 2006. Gross margin on software and other sales, as a percentage of related revenue, decreased primarily due to the mix in sales through our business units. Sales from our Cedara business unit, which typically consist of software only contracts at higher margins, were 35.7% of software and other sales for the three months ended March 31, 2007 compared to 52.8% for the three months ended March 31, 2006. Amortization of purchased and developed software remained constant at approximately 13.0% and 13.4% of software and other sales for the three months ended March 31, 2007 and 2006, respectively. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units but generally to be similar to the three months ended March 31, 2007 and modestly improve as the volume of software sales increases in relation to total sales.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $4.2 million for the three months ended March 31, 2007, an increase of approximately $1.3 million, or 42.8%, from $2.9 million for the three months ended March 31, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, increased to 54.3% in the three months ended March 31, 2007 from 44.3% in the three months ended March 31, 2006. Gross margin on services and maintenance sales, as a percentage of related revenue, was low for the three months ended March 31, 2006 due to the fact that while services were incurred and expensed during the period, revenue associated with certain contracts was deferred until the three months ended June 30, 2006 when the product functionality was delivered. We have increased our offshore support personnel, located in Pune, India, to approximately 40 individuals as of March 31, 2007. The increase in costs from offshore support personnel were offset by reduced expenses as a result of our restructuring initiative. We expect our gross margin on services and maintenance sales going forward to be similar to the three months ended March 31, 2007.
Sales and Marketing
     Sales and marketing expense decreased approximately $0.5 million, or 9.3%, to approximately $4.7 million in the three months ended March 31, 2007 from $5.2 million in the three months ended March 31, 2006. Decreasing sales and marketing expenses were primarily attributable to $0.3 million of costs associated with the establishment of our French operations in the three months ended March 31, 2006 and $0.1 million of decreased SFAS No. 123R costs in the three months ended March 31, 2007. We continue to enhance our sales staff and anticipate that sales and marketing costs will modestly increase going forward.
Product Research and Development
     Product research and development expense increased approximately $0.5 million, or 11.2%, to $5.4 million in the three months ended March 31, 2007 from $4.8 million in the three months ended March 31, 2006. Increasing product research and development expenses were primarily attributable to $1.0 million of costs associated with the establishment of our offshore software development resources and $0.1 million of decreased capitalized software development costs in the three months ended March 31, 2007. We have increased our offshore software development personnel, located in Pune, India, to approximately 80 individuals as of March 31, 2007. These increases are partially offset by reduced expenses as a result of our restructuring initiative. While our total cost per software engineer is anticipated to decrease as a result of our offshore initiative, we anticipate growing this part of our organization to approximately 150 individuals by the end of 2007, which is likely to result in a continued increase in product research and development costs. We expect that the increased costs will be partially offset by the reduction in redundant personnel that are required during the knowledge transfer stage, which is expected to be complete during the second quarter of 2007.
General and Administrative
     General and administrative expense increased approximately $1.6 million, or 28.1%, to $7.5 million in the three months ended March 31, 2007 from $5.9 million in the three months ended March 31, 2006. Increased general and administrative expenses were primarily attributable to an increase in Merge Healthcare North America bad debt expense of $0.5 million, an increase in internal accounting costs and audit fees related to our Annual Report on Form 10-K that were incurred during the three months ended March 31, 2007 of $0.7 million, $0.3 million related to our annual performance bonus plan and a $0.2 million credit in the three months ended March 31, 2006 due to the settlement of a legal matter for less than we had previously estimated. These factors were offset by a $0.1 million decrease in unusual legal and accounting costs associated with our prior restatement, class action, derivative and other lawsuits. We incurred $1.4 million of such legal expenses in connection with the class action, derivative and other lawsuits and regulatory matters in the three months ended March 31, 2007, compared to $1.5 million of legal and accounting expenses in the three months ended March 31, 2006. We expect legal expenses to continue until such matters are settled.
Restructuring and Other Expenses
     We incurred restructuring and other expenses of $0.8 million of termination benefits in the three months ended March 31, 2007, primarily attributable to the restructuring initiative that we engaged in during the fourth quarter of 2006. See Note 6 to the Consolidated Financial Statements for additional information. We anticipate that we will incur approximately an additional $0.2 million in one-time termination benefits during the second quarter of 2007 as we continue to execute our 2006 restructuring initiative.
Other Income, (Expense), Net
     Other income (expense) decreased approximately $0.2 million, or 33.1%, in the three months ended March 31, 2007 from $0.7 million in the three months ended March 31, 2006 primarily due to a $0.2 million decrease in interest income as a result of our decreased cash and cash equivalents.
Income Tax Expense (Benefit)
     We recorded nominal income tax expense for the three months ended March 31, 2007, compared to a tax benefit of $1.5 million in the three months ended March 31, 2006. Our effective tax rate for the three months ended March 31, 2007 was approximately 0.1%. Our effective tax rate differed significantly from the statutory rate primarily as a result of the fact that we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the three months ended March 31, 2006 was approximately (22)%. Our effective tax rate differed significantly from the statutory rate primarily due to our benefiting from the extraterritorial income exclusion on a portion of the profits associated with the international sales of our software products and non-deductible stock compensation. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in the next several quarters due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at March 31, 2007, which will be available to offset future taxable income in those jurisdictions.
Liquidity and Capital Resources
     Our cash and cash equivalents were $37.2 million at March 31, 2007, a decrease of approximately $8.8 million, or 19.1%, from our balance of $45.9 million at December 31, 2006. In addition, our working capital, defined as the amount by which our current assets exceed our current liabilities, was $24.7 million at March 31, 2007, a decrease of $2.4 million, or 8.7%, from our working capital of $27.1 million at December 31, 2006. We anticipate that we will continue to use cash during the next three to six months as we continue to invest in sales, product engineering, and the infrastructure required to grow our business.
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
     The errors that led to the restatement of our consolidated financial statements in this Form 10-Q/A were the result of material weaknesses in revenue recognition, accounting for income taxes, and accounting for business combinations. These material weaknesses existed as of December 31, 2006 and March 31, 2007, and were previously identified by management.
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

PART II
Item 1. Legal Proceedings
     Between March 22, 2006, and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG, our auditing firm. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10(b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendant’s deadline to move, answer or otherwise respond to the remainder of the operative amended complaint has been extended to July 2, 2007. We intend to vigorously defend these lawsuits, including, but not limited to, possibly moving to dismiss the consolidated amended complaint.
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
Item 1A. Risk Factors
     Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2006, includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K/A.

     See also the discussions in Part I, Item 2, “Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarter Report on Form 10-Q/A.
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

Steven R. Norton
Executive Vice President &
Chief Financial Officer
(principal financial officer and
principal accounting officer)

EXHIBIT INDEX

10.1	Employment Agreement entered into as of January 8, 2007 between the Registrant and Steven R. Norton (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006).

10.2	Employment Agreement entered into as of February 5, 2007 between the Registrant and Gary Bowers (incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2006).

10.3	Employment Agreement entered into as of March 31, 2007 between the Registrant and Jacques Cornet (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2007).

10.4	Employment Agreement entered into as of March 31, 2007 between the Registrant and Loris Sartor (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 4, 2007).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2*	Certification of principal accounting officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32.0*	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith