Form 10-Q
period 2007-06-30
MERGE TECHNOLOGIES INC
filed 2007-12-28
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer  ☐       Accelerated filer ☑      Non-accelerated filer   ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
     As of December 26, 2007, the Registrant had 33,937,695 shares of Common Stock outstanding.

 i

MERGE TECHNOLOGIES INCORPORATED
EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION
     This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 includes a restated consolidated balance sheet as of June 30, 2006, restated consolidated statements of operations and consolidated statements of comprehensive loss for the three and six months ended June 30, 2006, and a restated consolidated statement of cash flows for the six months ended June 30, 2006. We will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006. See Item 1, “Financial Statements” in Part I of this Quarterly Report on Form 10-Q, including Note 2 of the notes to consolidated financial statements, for more information concerning these restatements. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2006, and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007.
 ii

PART I
Item 1. Condensed Consolidated Financial Statements
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$29,708	$45,945
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,788 and $2,553 at June 30, 2007 and December 31, 2006, respectively	16,981	16,427
Inventory	2,588	2,164
Prepaid expenses	2,054	1,660
Deferred income taxes	196	196
Other current assets	1,082	812

Total current assets	52,609	67,204
Property and equipment:
Computer equipment	5,787	5,017
Office equipment	1,950	1,919
Leasehold improvements	1,677	1,460

	9,414	8,396
Less accumulated depreciation	5,325	4,456

Net property and equipment	4,089	3,940
Purchased and developed software, net of accumulated amortization of $13,372 and $11,235 at June 30, 2007 and December 31, 2006, respectively	14,652	16,628
Customer relationships, net of accumulated amortization of $5,105 and $3,966 at June 30, 2007 and December 31, 2006, respectively	8,371	9,511
Goodwill	124,231	124,231
Deferred income taxes	4,536	4,326
Other assets	9,292	9,035

Total assets	$217,780	$234,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other accrued liabilities	$10,313	$10,857
Accrued wages	5,072	6,162
Income taxes payable	—	4,398
Deferred revenue	20,751	18,686

Total current liabilities	36,136	40,103
Deferred income taxes	502	502
Deferred revenue	2,770	3,712
Income taxes payable	5,358	—
Other	330	633

Total liabilities	45,096	44,950
Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 32,219,846 shares and 29,291,030 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	322	293
Common stock subscribed; 8,354 shares and 5,242 shares at June 30, 2007 and December 31, 2006, respectively	52	33
Additional paid-in capital	453,852	451,130
Accumulated deficit	(283,854)	(263,390)
Accumulated other comprehensive income	2,312	1,859

Total shareholders’ equity	172,684	189,925

Total liabilities and shareholders’ equity	$217,780	$234,875

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net sales:
Software and other	$6,693	$18,643	$14,863	$28,167
Services and maintenance	7,343	12,794	15,047	19,410

Total net sales	14,036	31,437	29,910	47,577
Cost of sales:
Software and other	1,445	4,716	3,442	6,376
Services and maintenance	3,450	3,789	6,970	7,475
Amortization	1,633	1,068	2,695	2,345

Total cost of sales	6,528	9,573	13,107	16,196

Gross profit	7,508	21,864	16,803	31,381

Operating costs and expenses:
Sales and marketing	4,654	5,233	9,387	10,454
Product research and development	5,412	4,839	10,795	9,682
General and administrative	6,900	6,389	14,439	12,274
Goodwill impairment, restructuring and other expenses	209	214,124	1,006	214,146
Depreciation and amortization	1,034	1,142	2,036	2,184

Total operating costs and expenses	18,209	231,727	37,663	248,740

Operating loss	(10,701)	(209,863)	(20,860)	(217,359)

Other income (expense):
Interest expense	(18)	(21)	(63)	(25)
Interest income	352	696	802	1,356
Other, net	(362)	(216)	(315)	(196)

Total other income (expense)	(28)	459	424	1,135

Loss before income taxes	(10,729)	(209,404)	(20,436)	(216,224)
Income tax expense (benefit)	11	1,615	25	115

Net loss	$(10,740)	$(211,019)	$(20,461)	$(216,339)

Net loss per share — basic	$(0.32)	$(6.27)	$(0.60)	$(6.43)

Weighted average number of common shares outstanding — basic	33,914,974	33,637,779	33,900,410	33,636,285

Net loss per share — diluted	$(0.32)	$(6.27)	$(0.60)	$(6.43)

Weighted average number of common shares outstanding — diluted	33,914,974	33,637,779	33,900,410	33,636,285

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
		(As restated)
Cash flows from operating activities:
Net loss	$(20,461)	$(216,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,731	4,529
Share-based compensation	2,556	1,922
Goodwill impairment charge	—	214,095
Provision for doubtful accounts receivable and sales returns, net of recoveries	383	130
Deferred income taxes	(197)	174
Changes in operating assets and liabilities:
Accounts receivable	(937)	8,319
Inventory	(425)	(176)
Prepaid expenses	(392)	(91)
Accounts payable and other accrued liabilities	(847)	(142)
Accrued wages	(1,091)	(1,040)
Deferred revenue	1,123	(13,929)
Other	863	1,171

Net cash used in operating activities	(14,694)	(1,377)

Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(1,038)	(549)
Purchased technology	—	(367)
Capitalized software development	(726)	(1,322)

Net cash used in investing activities	(1,764)	(2,238)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	215	25

Net cash provided by financing activities	215	25

Effect of exchange rates on cash and cash equivalents	6	1

Decrease in cash and cash equivalents	(16,237)	(3,589)
Cash and cash equivalents, beginning of period	45,945	64,278

Cash and cash equivalents, end of period	$29,708	$60,689

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$(15)	$69

Equity securities received in sales transactions	$—	$2,010

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net loss	$(10,740)	$(211,019)	$(20,461)	$(216,339)
Translation adjustment, net of income taxes	3	(1)	(9)	(1)
Unrealized gain (loss) on marketable securities, net of income taxes	367	10	467	(48)

Comprehensive net loss	$(10,370)	$(211,010)	$(20,003)	$(216,388)

See accompanying notes to unaudited condensed consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)
(1) Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2006 of Merge Technologies Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us” or “our”).
     Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. We have generated losses from operations over the past six consecutive quarters.  We have undertaken several actions during the last twelve months that we expect will increase our revenues and decrease our costs in the future, including our restructuring initiative implemented in the fourth quarter of 2006. However, for the six months ended June 30, 2007, our loss from operations amounted to $20,860 and our cash and cash equivalents has decreased from $45,945 at December 31, 2006 to $29,708 at June 30, 2007 and we currently have no credit facility. As a result, we are currently completely dependent on available cash and operating cash flow to meet our other capital needs. We are also considering a wide range of financing alternatives including equity offerings, assets sales or debt financing in order to satisfy liquidity needs beyond 2007. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited.
     Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature unless otherwise noted. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
     Our consolidated financial statements are prepared in accordance with U.S generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.
(a) Reclassifications
     Where appropriate, certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Specifically, we reclassified $244 and $530 for the three and six months ended June 30, 2006, respectively, of expense from “product research and development” to “software and other cost of sales” within the Condensed Consolidated Statements of Operations to conform to current year presentation.
(b) Accounting for uncertainty in income taxes
     On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
periods, disclosure and transition. Pursuant to FIN No. 48, we have reclassified as noncurrent, unrecognized tax benefits not expected to be paid within one year. The impact of adopting FIN No. 48 had the cumulative effects explained in Note 8 below.
     In May 2007, the FASB issued staff position FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN No. 48-1”) which amended FIN No. 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN No. 48-1, a tax position could be effectively settled through an examination by a taxing authority. Since adoption, we have applied FIN No. 48 in a manner consistent with the provisions of FSP FIN No. 48-1.
(c) Presentation of sales tax in statement of operations
     On January 1, 2007, we adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. We account for sales taxes on a net basis, and EITF No. 06-3 did not have a material impact on our condensed consolidated financial statements for the three and six months ended June 30, 2007.
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

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     The following tables summarize the impact of the restatements on our consolidated balance sheet as of June 30, 2006, statements of operations for the three and six months ended June 30, 2006, and statement of cash flows for the six months ended June 30, 2006, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006, and our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007. Explanations for adjustments (a) through (d) in the following tables may be found on the last page of this Note 2. To the extent that an individual balance sheet or statement of operations line item classification has been affected by more than one adjustment as described in (a) through (d), and one of such adjustments is greater than $1,000, each adjustment is listed separately. The restatement also affected Notes 4, 7, and 8 to our consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006			June 30, 2006
	(As reported)	(Adjustments)		(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$60,689			$60,689
Accounts receivable, net	15,359	(511	)(b)	14,848
Inventory	2,616			2,616
Prepaid expenses	2,670			2,670
Deferred income taxes	5,652	639	(b,c)	6,291
Other current assets	555			555

Total current assets	87,541	128		87,669
Net property and equipment	4,078			4,078
Purchased and developed software, net	18,752			18,752
Acquired intangibles, net	10,650			10,650
Goodwill	131,092	(176	)(b,d)	130,916
Other assets	9,238	181	(b)	9,419
Deferred income taxes	2,442	6,256	(d)
		61	(b)	8,759

Total assets	$263,793	$6,450		$270,243

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,552			$5,552
Accrued wages	4,829			4,829
Other accrued liabilities	3,418	138	(b)	3,556
Deferred revenue	15,935	359	(a)	16,294
Income taxes payable	3,894	338	(b,c)	4,232

Total current liabilities	33,628	835		34,463
Deferred income taxes		2,015	(d)	2,015
Deferred revenue	4,671	542	(a)	5,213
Other	420			420

Total liabilities	38,719	3,392		42,111
Total shareholders’ equity	225,074	3,058		228,132

Total liabilities and shareholders’ equity	$263,793	$6,450		$270,243

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$18,770	$(127	)(a,b)	$18,643
Services and maintenance	12,952	(158	)(a,b)	12,794

Total net sales	31,722	(285)		31,437
Cost of sales:
Software and other	4,714	2	(a)	4,716
Services and maintenance	3,787	2	(a)	3,789
Amortization	1,068			1,068

Total cost of sales	9,569	4		9,573

Gross profit	22,153	(289)		21,864

Operating costs and expenses:
Sales and marketing	5,233			5,233
Product research and development	4,839			4,839
General and administrative	6,345	44	(b)	6,389
Goodwill impairment, restructuring and other expenses	219,462	(5,338	) (d)	214,124
Depreciation and amortization	1,142			1,142

Total operating costs and expenses	237,021	(5,294)		231,727

Operating loss	(214,868)	5,005		(209,863)

Other income (expense):
Interest expense	(21)			(21)
Interest income	696			696
Other, net	(216)			(216)

Total other income	459			459

Loss before income taxes	(214,409)	5,005		(209,404)
Income tax expense (benefit)	1,360	255	(b,c,d)	1,615

Net loss	$(215,769)	$4,750		$(211,019)

Net loss per share — basic	$(6.41)	$0.14		$(6.27)

Weighted average number of common shares outstanding — basic	33,637,779			33,637,779

Net loss per share — diluted	$(6.41)	$0.14		$(6.27)

Weighted average number of common shares outstanding — diluted	33,637,779			33,637,779

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$28,315	$(148	)(a,b)	$28,167
Services and maintenance	19,603	(193	)(a,b)	19,410

Total net sales	47,918	(341)		47,577
Cost of sales:
Software and other	6,372	4	(a)	6,376
Services and maintenance	7,473	2	(a)	7,475
Amortization	2,345			2,345

Total cost of sales	16,190	6		16,196

Gross profit	31,728	(347)		31,381
Operating costs and expenses:
Sales and marketing	10,454			10,454
Product research and development	9,682			9,682
General and administrative	12,186	88	(b)	12,274
Goodwill impairment, restructuring and other expenses	219,484	(5,338	)(d)	214,146
Depreciation and amortization	2,184			2,184

Total operating costs and expenses	253,990	(5,250)		248,740

Operating loss	(222,262)	4,903		(217,359)
Other income (expense):
Interest expense	(25)			(25)
Interest income	1,356			1,356
Other, net	(196)			(196)

Total other income	1,135			1,135

Loss before income taxes	(221,127)	4,903		(216,224)
Income tax benefit	(458)	573	(b,c,d)	115

Net loss	$(220,669)	$4,330		$(216,339)

Net loss per share — basic	$(6.56)	$0.13		$(6.43)

Weighted average number of common shares outstanding — basic	33,636,285			33,636,285

Net loss per share — diluted	$(6.56)	$0.13		$(6.43)

Weighted average number of common shares outstanding — diluted	33,636,285			33,636,285

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
MERGE TECHNOLOGIES INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006
	(As reported)	(Adjustments)		(As restated)
Cash flows from operating activities:
Net loss	$(220,669)	$4,330		$(216,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,529			4,529
Provision for doubtful accounts receivable and sales returns, net of recoveries	(95)	225	(b)	130
Deferred income taxes	(373)	547	(c,d)	174
Stock compensation expenses	1,922			1,922
Goodwill and trade name impairment charge	219,433	(5,338	)(d)	214,095
Changes in operating assets and liabilities:
Accounts receivable	8,363	(44	)(b)	8,319
Inventory	(176)			(176)
Prepaid expenses	(91)			(91)
Accounts payable	(444)			(444)
Accrued wages	(1,040)			(1,040)
Other accrued liabilities	213	89	(b)	302
Deferred revenue	(14,095)	166	(a,b)	(13,929)
Other	1,146	25	(b,c)	1,171

Net cash used in operating activities	(1,377)			(1,377)
Net cash used in investing activities	(2,238)			(2,238)
Net cash provided by financing activities	25			25
Effect of exchange rates on cash and cash equivalents	1			1

Net decrease in cash and cash equivalents	(3,589)			(3,589)
Cash and cash equivalents, beginning of period	64,278			64,278

Cash and cash equivalents, end of period	$60,689			$60,689

(a)	Impact of deferral and recognition of net sales and related costs attributed to factors discussed in the Revenue Recognition section of Note 2 for the period, including cumulative effect of all periods on deferred revenue.

(b)	Impact of adjustments discussed in the Other Adjustments section of Note 2 for the current period, primarily consisting of items previously deemed immaterial for restatement purposes. Balance sheet impact is cumulative for all periods impacted.

(c)	Impact on income tax expense, net, of all adjustments in (a) and (b) during the period at the effective tax rate, including cumulative effect of all periods on current and long-term deferred income tax assets and liabilities. Also includes reclassification of the net current and long-term deferred tax position on the balance sheet as a result of the effects of (d).

(d)	Impact of adjustments on deferred income taxes and goodwill related to the acquisition accounting adjustments described in the Goodwill and Deferred Income Taxes section of Note 2, as well as related effects on income tax expense.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
(3)	Other Intangibles
     Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of June 30, 2007 as follows:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased technology	3.2	$16,990	$(7,635)
Customer relationships	3.7	13,476	(5,105)
Patents	8.8	141	(17)

Total	3.5	$30,607	$(12,757)

     Purchased technology amortization expense, which is being recorded in cost of sales ratably over the life of the related intangible asset, was $753 for the three months ended June 30, 2007 and 2006, and $1,506 for the six months ended June 30, 2007 and 2006. Customer relationships and patent amortization expense, which is being recorded ratably over the life of the related intangible asset in depreciation and amortization included in operating costs and expenses, was $569 for the three months ended June 30, 2007 and 2006, and $1,139 for the six months ended June 30, 2007 and 2006, respectively.
     Estimated aggregate amortization expense for the remaining periods is as follows:

For the remaining six months of the year ended	2007	$2,508
For the year ended	2008	4,811
	2009	4,405
	2010	4,279
	2011	1,786
	Thereafter	61
     As of June 30, 2007, we had gross capitalized software development costs of $10,893 and accumulated amortization of $5,720. The weighted average remaining amortization period of capitalized software development costs was 2.8 years as of June 30, 2007. During the six months ended June 30, 2007 and 2006, we capitalized software development costs of $726 and $1,322, respectively. Amortization expense related to developed software of $880 and $315 was recorded to cost of sales during the three months ended June 30, 2007 and 2006, respectively. Amortization expense related to developed software of $1,189 and $839 was recorded to cost of sales during the six months ended June 30, 2007 and 2006, respectively. Amortization expense included the impairment of certain of our capitalized software projects of $556 during the three and six months ended June 30, 2007, due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment. Amortization expense included the impairment of certain of our capitalized software projects of $169 during the six months ended June 30, 2006, as we no longer anticipated future sales of such products.
(4)	Earnings Per Share
     Basic earnings per share is computed by dividing income (loss) available to the holders of our Common Stock by the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, except for stock options with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Numerator:
Net loss	$(10,740)	$(211,019)	$(20,461)	$(216,339)

Denominator for net loss per share — basic and diluted	33,914,974	33,637,779	33,900,410	33,636,285

Net loss per share — basic and diluted	$(0.32)	$(6.27)	$(0.60)	$(6.43)

     The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities of 1,756,168 and 4,568,155 for the three months ended June 30, 2007 and 2006, respectively. The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities of 2,935,907 and 4,934,796 for the six months ended June 30, 2007 and 2006, respectively.
     As a result of the losses during the three months ended June 30, 2007 and 2006, incremental shares from the assumed conversion of employee stock options totaling 58,219 and 532,244, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the losses during the six months ended June 30, 2007 and 2006, incremental shares from the assumed conversion of employee stock options totaling 58,233 and 722,378, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
     For the three months ended June 30, 2007 and 2006, options to purchase 3,102,431 and 2,076,730 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share. For the six months ended June 30, 2007 and 2006, options to purchase 3,272,431 and 448,122 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share.
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
     The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) recognized during the three and six months ended June 30, 2007 and 2006, respectively:

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$121	$135	$228	$271
Sales and marketing	331	235	595	626
Product research and development	315	321	616	693
General and administrative	595	(146)	1,105	404

Total	1,362	545	2,544	1,994
Tax expense (benefit)	—	(71)	—	105

Share-based compensation expense, net of tax	$1,362	$616	$2,544	$1,889

Increase in basic loss per share	$0.04	$0.02	$0.08	$0.06

Increase in diluted loss per share	$0.04	$0.02	$0.08	$0.06

     The differences between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation recorded as additional paid-in capital during the three months ended June 30, 2007 and 2006 of $3 and $17, respectively, and during the six months ended June 30, 2007 and 2006 of $12 and $33, respectively, was attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.
     During the three months ended June 30, 2007, we granted 1,026,483 options with a weighted average exercise price of $5.17 per share. The majority of these options vest over four years. We used the Black-Scholes option pricing model to estimate fair value, based on the date of grant and utilizing similar assumptions as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. These options had a weighted average fair value of $2.66 per share, related expense of $230 recorded in the three months ended June 30, 2007 and unrecognized compensation cost of $2,255 as of June 30, 2007.
(6)	Restructuring
     The following table shows our restructuring activity during the six months ended June 30, 2007:

Accrued
Restructuring
Balance at December 31, 2006	$1,997
Charges to expense	1,016
Payments	(2,505)
Balance at June 30, 2007	$508

     At June 30, 2007, the remaining costs consist of termination benefits and as such are primarily classified within accrued wages.
(7)	Segment Information
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
     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Our principal executive officer has been identified as the chief operating decision maker in assessing the performance and the allocation of resources within the Company. Our principal executive officer relies on the information derived from our financial reporting process, which now includes revenue by business unit and consolidated operating results and consolidated assets. As we do not have discrete financial information available for our business units, we operate as a single segment for reporting purposes as prescribed by SFAS No. 131. We are in the process of developing systems and processes to obtain discrete financial information for our three business units which is intended to be used by our chief operating decision maker. At the time that the information becomes available to assess performance and allocate resources, this new information will be disclosed.
The following tables provide revenue from our business units for the three months ended June 30, 2007 and 2006, respectively:

	Three Months Ended June 30, 2007
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$2,901	$3,253	$539	$6,693
Service and maintenance	5,115	1,743	485	7,343

Total net sales	$8,016	$4,996	$1,024	$14,036

	Three Months Ended June 30, 2006
	(As restated)
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$15,824	$2,415	$404	$18,643
Service and maintenance	10,735	1,868	191	12,794

Total net sales	$26,559	$4,283	$595	$31,437

     The following tables provide revenue from our business units for the six months ended June 30, 2007 and 2006, respectively:

	Six Months Ended June 30, 2007
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$7,674	$6,175	$1,014	$14,863
Service and maintenance	10,700	3,602	745	15,047

Total net sales	$18,374	$9,777	$1,759	$29,910

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Six Months Ended June 30, 2006
	(As restated)
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$20,167	$7,444	$556	$28,167
Service and maintenance	15,329	3,690	391	19,410

Total net sales	$35,496	$11,134	$947	$47,577

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
     We are subject to taxation in the U.S. and Canada federal jurisdictions, various state and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2003. There was no material change in the total unrecognized tax benefits during the six months ended June 30, 2007.
(9) Commitments and Contingencies
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss on July 16, 2007. The plaintiff filed its response brief on November 14, 2007. Defendant’s deadline to file its response to plaintiff’s filing is January 14, 2008. We intend to continue vigorously defending the lawsuit.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. The defendants filed a motion to dismiss on August 17, 2007, and such motion has been fully briefed by both parties. A hearing on the motion to dismiss had been scheduled for January 8, 2008; however, the hearing has been postponed and has not yet been rescheduled.
     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC advised us that the inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. On July 10, 2007, we were advised by SEC Staff that the SEC has issued a formal order of investigation in this matter. We have been cooperating and continue to cooperate fully with the SEC. At this time, however, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on our financial condition or results of operations.
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
     We have non-cancelable operating leases (with initial lease terms in excess of one year) at various locations, including building leases entered into during 2007 for new facilities located in Atlanta, GA and Pune, India. Total future minimum lease payments are as follows:

For the remaining six months for the year ended	2007	$1,255
For the year ended	2008	2,431
	2009	1,886
	2010	880
	2011	605
	Thereafter	1,156

	Total	$8,213

     These contractual obligations are net of sub-lease income that is contractually owed to us of $90 in the remaining six months of 2007 and $180 in 2008 and 2009.
(10) Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Pursuant to SFAS No. 159, a business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial statements, should we choose the fair value option effective as of the beginning of our fiscal year 2008.
     In June 2007, the FASB issued EITF No. 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF No. 07-3”). The scope of EITF No. 07-3 is limited to nonrefundable advance payments for goods and services related to research and development activities. The issue is whether such advanced payments should be expensed as incurred or capitalized. EITF No. 07-3 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We do not believe that EITF No. 07-3 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”).  SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  SFAS No. 141R is effective for an entity for business combinations for which the acquisition date is on or after the annual reporting period beginning December 15, 2008. We do not believe SFAS No. 141 will have a material impact on our financial condition or results of operations.
          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. We do not believe SFAS No. 160 will have a material impact on our financial condition or results of operations.
(11) Subsequent Events
Impairment of Long-Lived Assets
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
     During the three months ended September 30, 2007, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of certain board members and management from our business operations for periods of time. These events included the announcement that several of our previously issued financial statements would require restatement, the possible delisting of our common stock from the NASDAQ Global Market and the continued adverse impact on our bookings and anticipated revenue of the Deficit Reduction Act. These events, which either did not exist or the impact of which was not known as of June 30, 2007, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we performed Step I of the impairment test by estimating the Company’s fair value beginning with what we considered to be the most reliable and readily available indicator of fair value, that being the quoted market prices of our shares of common stock. The results of Step I of the impairment test indicated that we have an impairment of our goodwill since the carrying

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
value of our single reporting unit exceeded the reporting unit’s estimated fair value. We are in the process of completing Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. While we are still in the process of finalizing our Step II measurements utilizing the assistance of independent valuation specialists, on December 20, 2007, management and our audit committee concluded that all, or substantially all, of our goodwill has been impaired, thus leading to a non-cash goodwill impairment charge during the three months ended September 30, 2007. Our other intangible assets are also being evaluated, though any potential impairment has not been quantified at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A. of Part II of this Quarterly Report on Form 10-Q and in Item 1A. of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2006 and the following factors: market acceptance and performance of the Company’s new products and services, including the Company’s teleradiology product and services; delay in the offering of the Company’s teleradiology product and services; the Company’s ability to attract and retain qualified radiologist consultants; risks and effects of the past and current restatement of financial statements of the Company and other actions that may be taken or required as a result of such restatement; the Company’s ability to generate sufficient cash from operations to meet future operating, financing and capital requirements; costs and risks involved with financing alternatives including equity offerings, asset sales or debt financing; the Company’s inability to timely file reports with the Securities and Exchange Commission; risks associated with the Company’s inability to meet the requirements of The NASDAQ Stock Market for continued listing, including possible delisting; costs, risks and effects of legal proceedings and investigations, including the formal investigation being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; the uncertainty created by and the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in the Company’s senior management; the impact of competitive products and pricing; continued negative effects of the DRA (Deficit Reduction Act of 2005); risks related to regulatory and other legal compliance with applicable health care laws, regulations, government agency pronouncements and judicial and quasi-judicial rulings; limited acceptance of digital modalities and RIS-PACS and workflow technologies; the Company’s ability to integrate acquisitions; changing economic conditions; credit and payment risks associated with end-user sales; the Company’s dependence on major customers; and the Company’s dependence on key personnel. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
     Other Adjustments
     We have also restated for other errors generally related to our accrual for bonuses, accrual for state and franchise taxes, accrual for subsequent credit memos, and correction of clerical errors in accumulating and recording transactions. These adjustments included changes to the following financial statement line items: revenue, as well as related accounts including cost of goods sold, accounts receivable, and deferred revenue; accrued wages; various operating expenses; goodwill; other assets; accumulated other comprehensive income; income tax expense; and income taxes payable.
     Please refer to Note 2 of our unaudited consolidated financial statements for a discussion of the restatement of our previously filed consolidated balance sheets as of June 30, 2006, and our statements of operations and statements of cash flows for the three and six months ended June 30, 2006.
     We, by means of our Annual Report on Form 10K/A, have restated previously issued unaudited consolidated financial statements and will not amend our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. See Note 2 of notes to consolidated financial states for a discussion of the restatement of our previously filed balance sheets as of June 30, 2006 and our statements of operations for the three and six months ended June 30, 2006, and our statement of cash flows for the six months ended June 30, 2006. The information that was previously filed for the quarter ended June 30, 2006 is superseded by the information contained in this Quarterly Report on Form 10-Q, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.
Overview
     Operating under the name Merge Healthcare, we develop medical imaging and information management software and deliver related services. Late in 2006, we reorganized our business and established three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our OEM business unit, which primarily sells software products, developer toolkits and custom engineering services to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.
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
     We continue to face challenges including the formal investigation being conducted by the SEC and class action and other lawsuits. In addition, we continue to execute on several initiatives that were started in late 2006, including our right-sizing and reorganization, our onshore / offshore global software engineering and support delivery model and significant changes to our senior management. However, we believe that it will take time for these initiatives and hirings to have an impact on our net sales and operating income. Although we continue to believe that the DRA will ultimately be a catalyst in U. S. end-user customers moving to a filmless environment, we believe that the DRA has had a larger negative impact to our target market and our net sales during 2007 than we had originally anticipated. For a more detailed discussion of these items see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
     We have generated losses from operations over the past six consecutive quarters. We have undertaken several actions during the last 12 months that we expect will increase our revenues and decrease our costs in the future, including our restructuring initiative implemented in the fourth quarter of 2006. However, for the six months ended June 30, 2007, our loss from operations amounted to $20,860 and our cash and cash equivalents has decreased from $45,945 at December 31, 2006 to $29,708 at June 30, 2007 and we currently have no credit facility. As a result, we are currently completely dependent on available cash and operating cash flow to meet our other capital needs. We are also considering a wide range of financing alternatives including equity offerings, assets sales or debt financing in order to satisfy liquidity needs beyond 2007. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited.
     We review goodwill and indefinite lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended September 30, 2007, several material events occurred that caused us to test for impairment between annual tests. While we are still in the process of finalizing our assessment of the fair value utilizing the assistance of independent valuation specialists, it is likely that all, or substantially all, of our goodwill will be impaired, thus leading to a goodwill impairment charge during the three months ended September 30, 2007.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates. We base our estimates and judgments on our experience, our current knowledge (including terms of existing contracts), our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes during the three months ended June 30, 2007 in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on December 27, 2007.

Results of Operations
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.
        .

Three Months Ended June 30,	Change
2007	%(1)	2006	%(1)	$	%
(As restated)
Net sales:
Software and other	$6,693	47.7%	$18,643	59.3%	$(11,950)	-64.1%
Services and maintenance	7,343	52.3%	12,794	40.7%	(5,451)	-42.6%

Total net sales	14,036	100.0%	31,437	100.0%	(17,401)	-55.4%
Cost of sales:
Software and other	1,445	21.6%	4,716	25.3%	(3,271)	-69.4%
Services and maintenance	3,450	47.0%	3,789	29.6%	(339)	-8.9%
Amortization	1,633	NM	(2)	1,068	NM	(2)	565	52.9%

Total cost of sales	6,528	46.5%	9,573	30.5%	(3,045)	-31.8%

Gross margin
Software and other	3,615	54.0	%(3)	12,859	69.0	%(3)	(9,244)	-71.9%
Services and maintenance	3,893	53.0%	9,005	70.4%	(5,112)	-56.8%

Total gross margin	7,508	53.5%	21,864	69.5%	(14,356)	-65.7%
Operating expenses:
Sales and marketing	4,654	33.2%	5,233	16.6%	(579)	-11.1%
Product research and development	5,412	38.6%	4,839	15.4%	573	11.8%
General and administrative	6,900	49.2%	6,389	20.3%	511	8.0%
Goodwill impairment, restructuring and other expenses	209	1.5%	214,124	681.1%	(213,915)	NM	(2)
Depreciation and amortization	1,034	7.4%	1,142	3.6%	(108)	-9.5%

Total operating costs and expenses	18,209	129.7%	231,727	737.1%	(213,518)	-92.1%

Operating loss	(10,701)	-76.2%	(209,863)	-667.6%	199,162	94.9%
Other income (expense), net	(28)	-0.2%	459	1.5%	(487)	-106.1%

Loss before income taxes	(10,729)	-76.4%	(209,404)	-666.1%	198,675	94.9%
Income tax expense (benefit)	11	0.1%	1,615	5.1%	(1,604)	-99.3%

Net loss	$(10,740)	-76.5%	$(211,019)	-671.2%	$200,279	94.9%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales
     Net sales, by business unit, are indicated as follows:

	Three Months Ended June 30,					Change
	2007	%	2006		%	$	%
	(As restated)
Cedara:
Software and other	$3,253	23.2%	$2,415		7.7%	$838	34.7%
Services and maintenance	1,743	12.4%	1,868		5.9%	(125)	-6.7%

Total net sales	4,996	35.6%	4,283		13.6%	713	16.6%

Merge Healthcare North America
Software and other	2,901	20.7%	15,824	(1)	50.3%	(12,923)	-81.7%
Services and maintenance	5,115	36.4%	10,735	(2)	34.2%	(5,620)	-52.4%

Total net sales	8,016	57.1%	26,559		84.5%	(18,543)	-69.8%

Merge Healthcare EMEA
Software and other	539	3.8%	404		1.3%	135	33.4%
Services and maintenance	485	3.5%	191		0.6%	294	153.9%

Total net sales	1,024	7.3%	595		1.9%	429	72.1%

Total net sales	$14,036		$31,437			$(17,401)

(1)	Amount includes $11,601 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.

(2)	Amount includes $5,357 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.
     Software and Other Sales. Total software and other sales for the three months ended June 30, 2007 were $6.7 million, a decrease of approximately $12.0 million, or 64.1%, from $18.6 million for the three months ended June 30, 2006. The decrease in software and other sales primarily resulted from a $12.9 million decrease in software and other sales through our Merge Healthcare North America business unit. During the three months ended June 30, 2006, we recognized $11.6 million of software and other sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. Our Merge Healthcare North America business unit also experienced decreased bookings and revenue during the three months ended June 30, 2007 resulting from our internal delays in the delivery of certain software products and the impact of the DRA, which has caused some of our customers to respond by reducing their investments or postponing investment decisions, including investments in our software solutions. Software and other sales for Cedara increased $0.8 million compared to the same period in the prior year, primarily due to additional sales to existing customers and sales related to revenue contracts signed in the first quarter of 2007 with extended payment terms for which payment became due during the three months ended June 30, 2007. Software and other sales for Merge Healthcare EMEA increased $0.1 million compared to the same period in the prior year, primarily due to our renewed focus on end-user customers in Europe in 2007 as a result of the reorganized operations that occurred in late 2006. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.
     Service and Maintenance Sales. Total service and maintenance sales for the three months ended June 30, 2007 were $7.3 million, a decrease of approximately $5.5 million, or 42.6%, from $12.8 million for the three months ended June 30, 2006. The decrease in service and maintenance sales primarily resulted from a $5.6 million decrease in our Merge Healthcare North America business unit. During the three months ended June 30, 2006, we recognized

$5.4 million of service and maintenance sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. The delay in delivery of certain software products has adversely impacted our implementation service schedule and resulting service sales in the three months ended June 30, 2007 and the impact of the DRA has adversely impacted the renewals of maintenance for certain customers . Service and maintenance sales for Merge Healthcare EMEA increased $0.3 million, compared to the same period in the prior year, primarily due to our renewed focus on end-user customers in Europe in 2007, as a result of the reorganized operations that occurred in late 2006.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $3.6 million for the three months ended June 30, 2007, a decrease of approximately $9.2 million, or 71.9%, from $12.9 million for the three months ended June 30, 2006. Gross margin on software and other sales as a percentage of software and other sales decreased to 54.0% in the three months ended June 30, 2007 from 69.0% in the three months ended June 30, 2006. Gross margin on software and other sales, as a percentage of related sales, was unusually high for the three months ended June 30, 2006 due to the inclusion of $11.6 million of software and other sales and $2.6 million of related costs on customer contracts entered into in previous years for which the revenue was previously deferred. Exclusive of this event, gross margin on software and other sales, as a percentage of related sales, was 54.6% in the three months ended June 30, 2006. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units but generally to be similar to the results for the first two quarters of 2007, and modestly improve provided that the volume of software sales increases in relation to total sales.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $3.9 million for the three months ended June 30, 2007, a decrease of approximately $5.1 million, or 56.8%, from $9.0 million for the three months ended June 30, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 53.0% in the three months ended June 30, 2007 from 70.4% in the three months ended June 30, 2006. Gross margin on services and maintenance sales, as a percentage of related sales, was unusually high for the three months ended June 30, 2006 due to the inclusion of $5.4 million of service and maintenance sales on customer contracts entered into in previous years for which the revenue was previously deferred. There were minimal services incurred and expensed during the period related to these sales as costs related to these sales were previously expensed in the prior periods in which such costs were incurred. Exclusive of sales recognized from this event, gross margin on services and maintenance sales, as a percentage of related sales, was 49.1% in the three months ended June 30, 2006. We have increased our contracted offshore support personnel, located in Pune, India, to approximately 45 individuals as of June 30, 2007. The increase in costs from offshore support personnel were offset by reduced expenses as a result of our restructuring initiative. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the first two quarters of 2007.
Sales and Marketing
     Sales and marketing expense decreased approximately $0.6 million, or 11.1%, to approximately $4.7 million in the three months ended June 30, 2007 from $5.2 million in the three months ended June 30, 2006. Decreased sales and marketing expenses were primarily attributable to $0.3 million of commission expense recognized in the three months ended June 30, 2006 related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality, decreased external legal fees associated with our Cedara and Merge Healthcare EMEA customer contracts as a result of hiring internal counsel to perform such work and decreased sales and marketing headcount, offset by $0.1 million of increased stock-based compensation expense in the three months ended June 30, 2007.
Product Research and Development
     Product research and development expense increased approximately $0.6 million, or 11.8%, to $5.4 million in the three months ended June 30, 2007 from $4.8 million in the three months ended June 30, 2006. Increased product research and development expenses were primarily attributable to $1.2 million of costs associated with the establishment of our offshore software development resources and $0.5 million less capitalized software development costs in the three months ended June 30, 2007, offset by $1.0 million of reduced on-shore expenses as a result of our restructuring initiative in late 2006. We have increased our contracted offshore software development personnel, located in Pune, India, to approximately 105 individuals as of June 30, 2007, resulting in a lower blended cost per software engineer.
General and Administrative
     General and administrative expense increased approximately $0.5 million, or 8.0%, to $6.9 million in the three months ended June 30, 2007 from $6.4 million in the three months ended June 30, 2006. Increased general and administrative expenses were primarily attributable to $0.8 million of compensation and travel related costs as we continue to build out our finance, information technology and executive management teams, $0.5 million of compensation and legal costs related to the expansion of our India and France offices and $0.7 million of increased stock-based compensation expense in the three months ended June 30, 2007, offset by a $1.5 million decrease in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits. We incurred $0.9 million of such legal expenses in connection with the class action, derivative and other lawsuits and regulatory matters in the three months ended June 30, 2007, compared to $2.4 million of legal and accounting expenses in the three months ended June 30, 2006. We expect legal expenses to continue until such matters are resolved.
Goodwill Impairment, Restructuring and Other Expenses
     We incurred $0.2 million of termination benefits in the three months ended June 30, 2007, primarily attributable to the restructuring initiative that we implemented during the fourth quarter of 2006. In the three months ended June 30, 2006, a number of events resulted in circumstances which indicated that we may not be able to recover our intangible assets’ carrying amounts or that the fair value of our reporting unit did not support the carrying value of goodwill, resulting in an interim goodwill impairment analysis in 2006. As a result of this prior year analysis, during the three months ended June 30, 2006, goodwill decreased by $214 million. We continue to monitor goodwill and intangible assets for impairment, which would occur if the fair value of our reporting unit does not support the carrying value of goodwill and other intangible assets. If our market capitalization declines significantly, we will likely have an impairment charge. See Note 11 to the consolidated financial statements for a further discussion of the impairment of long-lived assets.
Other Income (Expense), Net
     Other income (expense) decreased approximately $0.5 million, or 106.1% in the three months ended June 30, 2007 from $0.5 million in the three months ended June 30, 2006 primarily due to a $0.3 million decrease in interest income as a result of our decreased cash and cash equivalents.
Income Tax Expense (Benefit)
     We recorded nominal income tax expense in the three months ended June 30, 2007, an effective tax rate for the three months ended June 30, 2007 of 0.1%. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the fact that we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the three months ended June 30, 2006 was approximately 0.8%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in the next several quarters due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at June 30, 2007, which will be available to offset future taxable income in those jurisdictions.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

Six Months Ended June 30,	Change
2007	%(1)	2006	%(1)	$	%
(As restated)
Net sales:
Software and other	$14,863	49.7%	$28,167	59.2%	$(13,304)	-47.2%
Services and maintenance	15,047	50.3%	19,410	40.8%	(4,363)	-22.5%

Total net sales	29,910	100.0%	47,577	100.0%	(17,667)	-37.1%
Cost of sales:
Software and other	3,442	23.2%	6,376	22.6%	(2,934)	-46.0%
Services and maintenance	6,970	46.3%	7,475	38.5%	(505)	-6.8%
Amortization	2,695	NM	(2)	2,345	NM	(2)	350	14.9%

Total cost of sales	13,107	43.8%	16,196	34.0%	(3,089)	-19.1%

Gross margin
Software and other	8,726	58.7	%(3)	19,446	69.0	%(3)	(10,720)	-55.1%
Services and maintenance	8,077	53.7%	11,935	61.5%	(3,858)	-32.3%

Total gross margin	16,803	56.2%	31,381	66.0%	(14,578)	-46.5%
Operating expenses:
Sales and marketing	9,387	31.4%	10,454	22.0%	(1,067)	-10.2%
Product research and development	10,795	36.1%	9,682	20.4%	1,113	11.5%
General and administrative	14,439	48.3%	12,274	25.8%	2,165	17.6%
Goodwill impairment, restructuring and other expenses	1,006	3.4%	214,146	450.1%	(213,140)	NM	(2)
Depreciation and amortization	2,036	6.8%	2,184	4.6%	(148)	-6.8%

Total operating costs and expenses	37,663	125.9%	248,740	522.8%	(211,077)	-84.9%

Operating loss	(20,860)	-69.7%	(217,359)	-456.9%	196,499	90.4%
Other income (expense), net	424	1.4%	1,135	2.4%	(711)	-62.6%

Loss before income taxes	(20,436)	-68.3%	(216,224)	-454.5%	195,788	90.5%
Income tax expense (benefit)	25	0.1%	115	0.2%	(90)	-78.3%

Net loss	$(20,461)	-68.4%	$(216,339)	-454.7%	$195,878	90.5%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales
     Net sales, by business unit, are indicated as follows:

	Six Months Ended June 30,					Change
	2007	%	2006		%	$	%
	(As restated)
Cedara:
Software and other	$6,175	20.7%	$7,444		15.6%	$(1,269)	-17.0%
Services and maintenance	3,602	12.0%	3,690		7.8%	(88)	-2.4%

Total net sales	9,777	32.7%	11,134		23.4%	(1,357)	-12.2%

Merge Healthcare North America
Software and other	7,674	25.6%	20,167	(1)	42.4%	(12,493)	-61.9%
Services and maintenance	10,700	35.8%	15,329	(2)	32.2%	(4,629)	-30.2%

Total net sales	18,374	61.4%	35,496		74.6%	(17,122)	-48.2%

Merge Healthcare EMEA
Software and other	1,014	3.4%	556		1.2%	458	82.4%
Services and maintenance	745	2.5%	391		0.8%	354	90.5%

Total net sales	1,759	5.9%	947		2.0%	812	85.7%

Total net sales	$29,910		$47,577			$(17,667)

     Software and Other Sales. Total software and other sales for the six months ended June 30, 2007 were $14.9 million, a decrease of approximately $13.3 million, or 47.2%, from $28.2 million for the six months ended June 30, 2006. The decrease in software and other sales primarily resulted from a $12.5 million decrease in revenue recognized on software and other sales through our Merge Healthcare North America business unit. During the six months ended June 30, 2006, we recognized $11.5 million of software and other sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. Our Merge Healthcare North America business unit also experienced decreased bookings and revenue during the six months ended June 30, 2007 resulting from our internal delays in the delivery of certain software products and the impact of the DRA, which has caused some of our customers to respond by reducing their investments or postponing investment decisions, including investments in our software solutions. Software and other sales for Cedara decreased $1.3 million compared to the same period in the prior year, primarily due to the inclusion of $0.9 million in cash collections from a single customer whereby the revenue was previously deferred due to customer collectibility concerns and $1.4 million from a single customer sale in the six months ended June 30, 2006 (there were no comparably large sales with immediate revenue in the six months ended June 30, 2007), offset by additional sales to existing customers and sales related to revenue contracts signed in the first quarter of 2007 with extended payment terms for which payment became due during the second quarter of 2007. Software and other sales for Merge Healthcare EMEA increased $0.5 million compared to the same period in the prior year, primarily due to our renewed focus on end-user customers in Europe in 2007 as a result of the reorganized operations that occurred in late 2006. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.
     Service and Maintenance Sales. Total service and maintenance sales for the six months ended June 30, 2007 were $15.0 million, a decrease of approximately $4.4 million, or 22.5%, from $19.4 million for the six months ended June 30, 2006. The decrease in service and maintenance sales primarily resulted from a $4.6 million decrease in revenue recognized through our Merge Healthcare North America business unit. During the six months ended June 30, 2006, we recognized $4.8 million of service and maintenance sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality.

Our Merge Healthcare North America business unit also experienced a delay in delivery of certain software products, which negatively impacted our implementation service schedule and resulting service sales in the six months ended June 30, 2007 and the impact of the DRA has adversely impacted the renewals of maintenance for certain customers . Service and maintenance sales for Merge Healthcare EMEA increased $0.3 million, compared to the same period in the prior year, primarily due to our renewed focus on end-user customers in Europe in 2007, as a result of the reorganized operations that occurred in late 2006.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $8.7 million for the six months ended June 30, 2007, a decrease of approximately $10.7 million, or 55.1%, from $19.4 million for the six months ended June 30, 2006. Gross margin on software and other sales as a percentage of software and other sales decreased to 58.7% in the six months ended June 30, 2007 from 69.0% in the six months ended June 30, 2006. Gross margin on software and other sales, as a percentage of related sales, was unusually high for the six months ended June 30, 2006 due to the inclusion of $11.5 million of software and other sales and $2.6 million of related costs on customer contracts entered into in previous years for which the revenue was previously deferred. Exclusive of this event, gross margin on software and other sales, as a percentage of related sales, was 63.2% in the six months ended June 30, 2006. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units but generally to be similar to the results for the first two quarters of 2007, and modestly improve provided that the volume of software sales increases in relation to total sales.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $8.1 million for the six months ended June 30, 2007, a decrease of approximately $3.9 million, or 32.3%, from $11.9 million for the six months ended June 30, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 53.7% in the six months ended June 30, 2007 from 61.5% in the six months ended June 30, 2006. Gross margin on services and maintenance sales, as a percentage of related sales, was unusually high for the six months ended June 30, 2006 due to the inclusion of $4.8 million of service and maintenance sales on customer contracts entered into in previous years for which the revenue was previously deferred. There were minimal services incurred and expensed during the period related to such $4.8 million of sales as costs related to these sales were previously expensed in the prior periods in which such costs were incurred. Exclusive of sales recognized from this event, gross margin on services and maintenance sales, as a percentage of related sales, was 48.9% in the six months ended June 30, 2006. We have increased our contracted offshore support personnel, located in Pune, India, to approximately 45 individuals as of June 30, 2007. The increase in costs from offshore support personnel were offset by reduced expenses as a result of our restructuring initiative. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the first two quarters of 2007.
Sales and Marketing
     Sales and marketing expense decreased approximately $1.1 million, or 10.2%, to approximately $9.4 million in the six months ended June 30, 2007 from $10.5 million in the six months ended June 30, 2006. Decreased sales and marketing expenses were primarily attributable to $0.3 million of commission expense recognized in the six months ended June 30, 2006 related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality, $0.3 million of costs associated with the establishment of our French operations in the six months ended June 30, 2006, decreased external legal fees associated with our Cedara and Merge Healthcare EMEA customer contracts as a result of hiring internal counsel to perform such work and decreased marketing headcount.
Product Research and Development
     Product research and development expense increased approximately $1.1 million, or 11.5%, to $10.8 million in the six months ended June 30, 2007 from $9.7 million in the six months ended June 30, 2006. Increased product research and development expenses were primarily attributable to $2.2 million of costs associated with the establishment of our offshore software development resources and $0.6 million less capitalized software development costs in the six months ended June 30, 2007, offset by $1.8 million of reduced on-shore expenses as a result of our restructuring initiative in late 2006. We have increased our contracted offshore software development personnel, located in Pune, India, to approximately 105 individuals as of June 30, 2007, resulting in a lower blended cost per software engineer.

General and Administrative
     General and administrative expense increased approximately $2.2 million, or 17.6%, to $14.4 million in the six months ended June 30, 2007 from $12.3 million in the six months ended June 30, 2006. Increased general and administrative expenses were primarily attributable to $0.8 million of compensation and travel related costs as we continue to build out our finance, information technology and executive management teams, $0.7 million of increased stock-based compensation expense in the six months ended June 30, 2007, a $0.7 million increase in internal accounting costs and audit fees related to our Annual Report on Form 10-K incurred during the first quarter of 2007, $0.5 million of compensation and legal costs related to the expansion of our India and France offices, an increase in Merge Healthcare North America bad debt expense of $0.5 million, the first quarter portion of our annual performance bonus plan costs of $0.3 million and a $0.2 million credit in the six months ended June 30, 2006 due to the settlement of a legal matter for less than we had previously estimated. These factors are offset by a $1.6 million decrease in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits. We incurred $2.3 million of such legal expenses in connection with the class action, derivative and other lawsuits and regulatory matters in the six months ended June 30, 2007, compared to $3.9 million of legal and accounting expenses in the six months ended June 30, 2006. We expect legal expenses to continue until such matters are resolved.
Goodwill Impairment, Restructuring and Other Expenses
     We incurred $1.0 million of termination benefits in the six months ended June 30, 2007, primarily attributable to the restructuring initiative that we implemented during the fourth quarter of 2006. In the six months ended June 30, 2006, a number of events resulted in circumstances which indicated that we may not be able to recover our intangible assets’ carrying amounts or that the fair value of our reporting unit did not support the carrying value of goodwill, resulting in an interim goodwill impairment analysis in 2006. As a result of this prior year analysis, during the six months ended June 30, 2006, goodwill decreased by $214 million. As discussed in Note 11 to the condensed consolidated financial statements, on December 20, 2007, management and the audit committee have concluded that all, or substantially all, of our goodwill has been impaired, thus leading to a non-cash goodwill impairment charge during the three months ended September 30, 2007.
     See Note 6 to the condensed consolidated financial statements for additional information regarding the 2007 expense.
Other Income (Expense), Net
     Other income (expense) decreased approximately $0.7 million, or 62.6% in the six months ended June 30, 2007 from $1.1 million in the six months ended June 30, 2006 primarily due to a $0.6 million decrease in interest income as a result of our decreased cash and cash equivalents.
Income Tax Expense (Benefit)
     We recorded nominal income tax expense in the six months ended June 30, 2007, an effective tax rate for the six months ended June 30, 2007 of 0.1%. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the fact that we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the six months ended June 30, 2006 was approximately 0.1%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in the next several quarters due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at June 30, 2007, which will be available to offset future taxable income in those jurisdictions.
Liquidity and Capital Resources
     Our cash and cash equivalents were $29.7 million at June 30, 2007, a decrease of approximately $16.2 million, or 35.3%, from our balance of $45.9 million at December 31, 2006. In addition, our working capital was $16.5 million at June 30, 2007, a decrease of $10.6 million, or 39.2%, from our working capital of $27.1 million at

December 31, 2006. We anticipate that we will continue to use cash during the remainder of 2007 as we continue to invest in product engineering, service and support, and our infrastructure required to grow our business.
Operating Cash Flows
     Cash used in operating activities was $14.7 million during the six months ended June 30, 2007, compared to $1.4 million during the six months ended June 30, 2006. Our negative operating cash flow in the six months ended June 30, 2007 was primarily due to the loss from operations, excluding non-cash depreciation and amortization of $4.7 million, share-based compensation of $2.6 million and the timing of the payments for legal fees (including certain settlements) in connection with the class action, derivative and other lawsuits, restructuring related costs, and our annual corporate insurance renewals.
     We anticipate that we will pay approximately $0.5 million over the next several quarters of termination benefits and related restructuring costs in connection with our restructuring initiative that we implemented during the fourth quarter of 2006. We continue to incur significant legal fees in connection with the class action, derivative and other lawsuits and regulatory matters and expect to incur additional expenses until such matters are resolved.
Investing Cash Flows
     Cash used in investing activities was $1.8 million in the six months ended June 30, 2007, which was attributable to capitalized software development costs of $0.7 million and purchases of capital equipment of $1.0 million.
Financing Cash Flows
     Cash provided by financing activities was $0.2 million during the six months ended June 30, 2007 resulting from net proceeds from employee and director stock option exercises and purchases of Common Stock under our employee stock purchase plan.
Contractual Obligations
     Total outstanding commitments at June 30, 2007, were as follows (amounts in thousands):

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Operating leases	$8,213	$2,471	$3,541	$1,205	$996
     The contractual obligations table above reflects amounts due under all our leases, including leases entered into during 2007 for new facilities located in Atlanta, GA and Pune, India. The contractual obligations reflected above are net of sub-lease income that is contractually owed to us of $0.1 million in the remaining six months of 2007 and $0.2 million in 2008 and 2009. We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.
General
     We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs through 2007. We have undertaken several actions during the last 12 months that we expect will increase our revenues and decrease our costs in the future, including our restructuring initiative implemented in the fourth quarter of 2006. In addition, we are considering various options for generating additional revenues to fund our continuing business operations and for reducing expenses. We are also considering a wide range of financing alternatives including equity offerings, assets sales or debt financing in order to satisfy liquidity needs beyond 2007. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, because of the low trading price of Merge common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the risk or perceived risk faced by Merge. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited. Any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2007 and beyond will depend on a variety of factors such as the extent of losses from operations, the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities. For a more detailed description of risks and uncertainties that may affect our liquidity, see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Material Off Balance Sheet Arrangements
     We have no material off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2007, our cash and cash equivalents included money market funds and short term deposits totaling approximately $29.7 million, and earned interest at a weighted average rate of approximately 4.5%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $0.3 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.
Foreign Currency Exchange Risk
     We have sales and expenses in Canada, China, Japan and Europe that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at June 30, 2007. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.
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
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2006 relating to our control environment, revenue recognition, accounting for income taxes, accounting for business combinations and the implementation of a new accounting system.
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
Changes in Internal Control Over Financial Reporting
     The following changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
We have significantly expanded the internal accounting and finance review process associated with each of our sales contracts under which we expect to receive revenue in excess of $100,000. An initial review is conducted by the appropriate business unit controller. A second, corporate level, review is then conducted by the Corporate Controller or Vice President of Internal Audit (during his transition period) for all contracts greater than $100,000 and other contracts noted by the business unit controllers as having significant and unusual terms. A third level of review is performed by the Vice President of Finance for contracts greater than $200,000. A fourth level of review is performed by the Chief Financial Officer for contracts greater than $350,000 as well as any other contracts identified as having significant and unusual terms by any of the prior contract reviewers. In addition, as part of this review process, the Audit Committee of our Board of Directors has direct access to the Corporate Controller and Vice President of Internal Audit to allow for greater oversight regarding revenue recognition assessment changes that may occur as a result of the reviews conducted by our most senior financial personnel (i.e., the Vice President of Finance and Chief Financial Officer). Based on these enhanced controls, the Audit Committee has determined that our internal audit function will no longer review each large contract; rather the internal audit function will perform tests to ensure the appropriate levels of review have occurred.

PART II
Item 1. Legal Proceedings
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss on July 16, 2007. The plaintiff filed its response brief on November 14, 2007. Defendant’s deadline to file its response to plaintiff’s filing is January 14, 2008. We intend to continue vigorously defending the lawsuit.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. The defendants filed a motion to dismiss on August 17, 2007, and such motion has been fully briefed by both parties. A hearing on the motion to dismiss had been scheduled for January 8, 2008. However, the hearing has been postponed but a new date for the hearing has not been set.
     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC advised us that the inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. On July 10, 2007, we were advised by SEC Staff that the SEC has issued a formal order of investigation in this matter. We have been cooperating and continue to cooperate fully with the SEC. At this time, however, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on our financial condition or results of operations.
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
Item 1A. Risk Factors
     Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2006, includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K/A, other than as set forth below. See also the discussions in Part I, Item 2, “Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.
     We may not be able to generate sufficient cash from our operations to meet our future operating, financing and capital requirements— As of June 30, 2007, we had cash and cash equivalents of $29.7 million and working capital of $16.5 million compared to cash and cash equivalents of $45.9 million and working capital of $27.1 million as of December 31, 2006. We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs through 2007. We are considering various options for generating additional revenues to fund our continuing business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, because of the low trading price of Merge common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the risk or perceived risk faced by Merge. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited.
     Changes in the healthcare industry, including the changes to reimbursement schedules under the Deficit Reduction Act of 2005, could negatively impact our business—The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the U.S. healthcare system and to change healthcare financing and reimbursement systems. In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall federal reimbursement rates for physician and outpatient services, including diagnostic imaging services. On February 8, 2006, the President signed the DRA into law. Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital-based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System, or HOPPS, schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (“CMS”). Effective January 1, 2007, CMS is paying 100% of the technical component of the higher-priced imaging procedure and 75% for the technical component of each additional procedure for imaging procedures within a family of codes involving contiguous body parts when the multiple procedures are performed in the same session.
     A significant portion of our net sales are derived directly or indirectly from sales to end-users, including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs (principally, Medicare and Medicaid). We believe that the implementation of the reimbursement reductions contained in the DRA has adversely impacted our end-user customers’ revenues per examination, which has caused some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services. The risk of more Medicare imaging reimbursement cuts remains. The recently House-passed SCHIP bill would have further reduced Medicare reimbursement to imaging centers beyond levels mandated in the DRA. While these provisions were stripped from the SCHIP bill that was ultimately vetoed by the President, the Senate is currently working on a Medicare package to delay a statutory physician fee cut in calendar year 2008, which could be passed by the end of 2007. We believe it is likely that imaging reimbursement cuts, which are cost offsets and have already passed the House, could be included in the final Senate version.

     Litigation or regulatory actions could adversely affect our financial condition—We and certain of our former officers are defendants in several lawsuits relating to our accounting and financial disclosure. These lawsuits and other legal matters in which we have become involved are described in Part II, Item 1, “Legal Proceedings” of this Quarterly Report on Form 10-Q. These lawsuits continue to present material and significant risks to us. We are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages in the event plaintiffs in these matters prevail under one or more of their claims.
     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC advised us that the inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws has occurred. On July 10, 2007, we were advised by SEC Staff that the SEC has issued a formal order of investigation in this matter. We have been cooperating and continue to cooperate fully with the SEC. At this time, however, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on our financial condition or results of operations.
     As a result of these lawsuits and regulatory matters, we have incurred and are likely to continue to incur substantial expenses.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 11, 2007 (“Annual Meeting”). Matters voted on and the results of such votes are as follows:
     The holders of 24,303,528 shares voted FOR approval of the amendment to our Amended and Restated Articles of Incorporation to change our name to “Merge Healthcare Incorporated”; the holders of 355,087 shares voted AGAINST such approval, and the holders of 22,626 shares ABSTAINED.
     The following number of shares was voted FOR and WITHHELD authority for the following 11 individuals to serve as our Directors until the next annual meeting of shareholders, or otherwise as provided in our bylaws:

		Votes
		Against or
	Votes For	Withheld	Result
Robert A. Barish, M. D.	16,504,586	8,176,655	Elected
Dennis Brown	16,500,906	8,180,335	Elected
Michael D. Dunham	16,506,356	8,174,885	Elected
Robert T. Geras	16,506,014	8,175,227	Elected
Anna Marie Hajek	16,505,526	8,175,715	Elected
R. Ian Lennox	16,508,704	8,172,537	Elected
Kevin E. Moley	16,649,735	8,031,506	Elected
Kevin G. Quinn	16,647,635	8,033,606	Elected
Ramamritham Ramkumar	16,506,356	8,174,885	Elected
Kenneth D. Rardin	16,649,169	8,032,072	Elected
Richard A. Reck	16,500,979	8,180,262	Elected
     No other business was brought before the Annual Meeting.
Item 5. Other Information
     On December 27, 2007, we entered into an amendment (the “Amendment”) to the employment agreement (the “Employment Agreement”) between us and Kenneth D. Rardin, our Chief Executive Officer, dated as of September

6, 2006. Pursuant to the Amendment, we and Mr. Rardin agree that Mr. Rardin will provide service to us under the Employment Agreement primarily at our offices located in Georgia. We and Mr. Rardin also agree that, in the case that Mr. Rardin is prevented by reason of disability from performing his material duties under the Employment Agreement, and a physician jointly selected by our board of directors and Mr. Rardin agrees that his disability is likely to continue to the same degree, then we or Mr. Rardin may determine in certain circumstances and consistent with applicable law to terminate the Employment Agreement. Upon such a termination, Mr. Rardin would be entitled to severance payments under the Employment Agreement.
Item 6. Exhibits
     (a) Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: Merge Technologies Incorporated
December 27, 2007	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)

December 27, 2007	By:	/s/ Steven R. Norton
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

10.1*	Amendment to Employment Agreement dated as of December 27, 2007, between the Registrant and Kenneth D. Rardin

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2*	Certification of principal accounting officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32*	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith