Form 10-Q
period 2007-09-30
MERGE HEALTHCARE INC
filed 2008-02-21
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-29486
MERGE HEALTHCARE INCORPORATED
f/k/a MERGE TECHNOLOGIES INCORPORATED
(Exact name of Registrant as specified in its charter.)

Wisconsin (State or other jurisdiction of incorporation or organization)	39-1600938 (IRS Employer Identification No.)

6737 West Washington Street, Suite 2250, Milwaukee, WI (Address of principal executive offices)	53214-5650 (zip code)
(414) 977-4000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     As of February 11, 2008, the Registrant had 34,000,195 shares of Common Stock outstanding.

i

MERGE HEALTHCARE INCORPORATED
EXPLANATORY NOTE—RESTATEMENT OF FINANCIAL INFORMATION
     This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 includes a restated condensed consolidated balance sheet as of September 30, 2006, restated condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2006, and a restated condensed consolidated statement of cash flows for the nine months ended September 30, 2006. We will not file an amended Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. See Item 1, “Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q, including Note 2 of the Notes to Condensed Consolidated Financial Statements, for more information concerning these restatements. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2006.

ii

PART I
Item 1. Condensed Consolidated Financial Statements
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$21,696	$45,945
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,107 and $2,553 at September 30, 2007 and December 31, 2006, respectively	13,593	16,427
Inventory	2,333	2,164
Prepaid expenses	2,092	1,660
Deferred income taxes	196	196
Other current assets	1,489	812

Total current assets	41,399	67,204
Property and equipment:
Computer equipment	6,455	5,017
Office equipment	2,225	1,919
Leasehold improvements	1,789	1,460

	10,469	8,396
Less accumulated depreciation	5,842	4,456

Net property and equipment	4,627	3,940
Purchased and developed software, net of accumulated amortization of $12,325 and $11,235 at September 30, 2007 and December 31, 2006, respectively	9,632	16,628
Customer relationships, net of accumulated amortization of $5,675 and $3,966 at September 30, 2007 and December 31, 2006, respectively	3,550	9,511
Goodwill	—	122,371
Trade names	1,060	1,860
Deferred income taxes	4,620	4,326
Investments	8,811	8,361
Other assets	418	674

Total assets	$74,117	$234,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,757	$8,284
Accrued wages	5,127	6,162
Income taxes payable	—	4,398
Other accrued liabilities	2,145	2,573
Deferred revenue	19,561	18,686

Total current liabilities	33,590	40,103
Deferred income taxes	308	502
Deferred revenue	2,249	3,712
Income taxes payable	5,325	—
Other	281	633

Total liabilities	41,753	44,950
Shareholders’ equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 32,237,700 shares and 29,291,030 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	322	293
Common stock subscribed; 0 shares and 5,242 shares at September 30, 2007 and December 31, 2006, respectively	—	33
Additional paid-in capital	455,251	451,130
Accumulated deficit	(425,405)	(263,390)
Accumulated other comprehensive income	2,196	1,859

Total shareholders’ equity	32,364	189,925

Total liabilities and shareholders’ equity	$74,117	$234,875

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net sales:
Software and other	$6,927	$6,612	$21,790	$34,779
Services and maintenance	7,127	7,277	22,174	26,687

Total net sales	14,054	13,889	43,964	61,466
Cost of sales:
Software and other	1,576	2,050	5,018	8,426
Services and maintenance	3,571	3,515	10,541	10,990
Amortization and related impairment	5,142	1,243	7,837	3,588

Total cost of sales	10,289	6,808	23,396	23,004

Gross margin	3,765	7,081	20,568	38,462
Operating costs and expenses:
Sales and marketing	4,463	4,352	13,850	14,806
Product research and development	5,294	4,606	16,089	14,288
General and administrative	7,454	8,192	21,893	20,466
Goodwill and trade name impairment, restructuring and other expenses	123,134	—	124,140	214,146
Depreciation, amortization and impairment	5,338	854	7,374	3,038

Total operating costs and expenses	145,683	18,004	183,346	266,744

Operating loss	(141,918)	(10,923)	(162,778)	(228,282)
Other income (expense):
Interest expense	4	(10)	(59)	(35)
Interest income	286	646	1,088	2,002
Other, net	(212)	207	(527)	11

Total other income	78	843	502	1,978

Loss before income taxes	(141,840)	(10,080)	(162,276)	(226,304)
Income tax expense	(286)	1,125	(261)	1,240

Net loss	$(141,554)	$(11,205)	$(162,015)	$(227,544)

Net loss per share — basic	$(4.17)	$(0.33)	$(4.78)	$(6.76)

Weighted average number of common shares outstanding — basic	33,926,092	33,683,231	33,909,065	33,652,110

Net loss per share — diluted	$(4.17)	$(0.33)	$(4.78)	$(6.76)

Weighted average number of common shares outstanding — diluted	33,926,092	33,683,231	33,909,065	33,652,110

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
		(As restated)
Cash flows from operating activities:
Net loss	$(162,015)	$(227,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and related impairment	15,211	6,626
Share-based compensation	3,889	3,922
Goodwill and trade name impairment charge	123,171	214,095
Provision for doubtful accounts receivable and sales returns, net of recoveries	578	271
Deferred income taxes	(95)	(299)
Changes in operating assets and liabilities:
Accounts receivable	2,259	8,581
Inventory	(169)	211
Prepaid expenses	(432)	(299)
Accounts payable	(1,527)	(1,911)
Accrued wages	(1,035)	(976)
Deferred revenue	(588)	(14,154)
Other accrued liabilities	(780)	(611)
Other	6	2,668

Net cash used in operating activities	(21,527)	(9,420)

Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(2,109)	(917)
Purchased technology	—	(367)
Capitalized software development	(828)	(1,842)

Net cash used in investing activities	(2,937)	(3,126)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	215	426

Net cash provided by financing activities	215	426

Effect of exchange rates on cash and cash equivalents	—	1

Decrease in cash and cash equivalents	(24,249)	(12,119)
Cash and cash equivalents, beginning of period	45,945	64,278

Cash and cash equivalents, end of period	$21,696	$52,159

Supplemental disclosures of cash flow information:
Cash paid for income taxes, net of refunds	$257	$69

Equity securities received in sales transactions	$—	$2,010

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Net loss	$(141,554)	$(11,205)	$(162,015)	$(227,544)
Translation adjustment, net of income taxes	(99)	(22)	(113)	(49)
Unrealized gain (loss) on marketable securities, net of income taxes	(17)	16	450	16

Comprehensive net loss	$(141,670)	$(11,211)	$(161,678)	$(227,577)

See accompanying notes to unaudited condensed consolidated financial statements.

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)
(1) Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (“GAAP”) for complete financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K/A for the year ended December 31, 2006 of Merge Healthcare Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us” or “our”).
     Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern. We have generated losses from operations over the past seven consecutive quarters. We have undertaken certain initiatives over the last twelve months that we believe will increase our revenues and decrease our costs in the future, including our new teleradiology offering announced in November of 2007 and our ongoing cost reduction plan of both onshore employee and offshore contractor terminations. On February 14, 2008, we announced the reduction in our worldwide headcount, including consultants, from approximately 600 individuals at September 30, 2007 to approximately 440 persons by March 31, 2008 with the vast majority of those reductions having been completed on or before the announcement. This rightsizing initiative is designed to better align our costs with our anticipated revenues going forward and includes personnel terminations from all parts of the organization. We anticipate that these personnel reductions and the closing of our Burlington, Massachusetts office to result in annual cost savings of approximately $10 million as compared to our operating expenses for the third quarter ended September 30, 2007. However, for the nine months ended September 30, 2007, our loss from operations amounted to $162,778 and our cash and cash equivalents has decreased from $45,945 at December 31, 2006 to $21,696 at September 30, 2007 and we currently have no credit facility. As a result, we are currently completely dependent on available cash and operating cash flow to meet our other capital needs. We are currently considering all strategic options including equity offerings, assets sales or debt financing in order to satisfy liquidity needs beyond the first quarter of 2008. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited.
     Our accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
     Our unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.
(a) Reclassifications
     Where appropriate, certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Specifically, we reclassified $241 and $771 for the three and nine months ended September 30, 2006, respectively, of expense from “product research and development” to “software and other cost of sales” within the condensed consolidated statements of operations to conform to the current year presentation. In addition, we reclassified $1,860 at December 31, 2006 from “goodwill” to “trade names” within the condensed consolidated balance sheets to conform to the current year presentation.

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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
(c) Presentation of sales tax in statement of operations
     On January 1, 2007, we adopted Emerging Issues Task Force (“EITF”) No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF No. 06-3”), which discusses taxes imposed on, and imposed concurrent with, a specific revenue-producing transaction between a seller and its customer. It requires entities to disclose, if significant, on an interim and annual basis for all periods presented: (a) the accounting policy elected for these taxes; and (b) the amounts of the taxes reflected gross (as revenue) in the income statement. We account for sales taxes on a net basis, and EITF No. 06-3 did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2007.
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

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

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
     The following tables summarize the impacts of the restatements on our condensed consolidated balance sheet as of September 30, 2006, condensed consolidated statements of operations for the three and nine months ended September 30, 2006, and condensed consolidated statement of cash flows for the nine months ended September 30, 2006, and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2006. Explanations for adjustments (a) through (d) in the following tables may be found on the last page of this Note 2. To the extent that an individual balance sheet or statement of operations line item classification has been affected by more than one adjustment as described in (a) through (d), and one of such adjustments is greater than $1,000, each adjustment is listed separately. The restatement also affected Notes 4, 7, and 8 to our condensed consolidated financial statements.

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

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

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$6,632	$(20	)(a,b)	$6,612
Services and maintenance	7,318	(41	)(a,b)	7,277

Total net sales	13,950	(61)		13,889
Cost of sales:
Software and other	2,041	9	(a)	2,050
Services and maintenance	3,512	3	(a)	3,515
Amortization and related impairment	1,243			1,243

Total cost of sales	6,796	12		6,808

Gross margin	7,154	(73)		7,081
Operating costs and expenses:
Sales and marketing	4,352			4,352
Product research and development	4,606			4,606
General and administrative	8,148	44	(b)	8,192
Goodwill and tradename impairment, restructuring and other expenses	—			—
Depreciation, amortization and impairment	854			854

Total operating costs and expenses	17,960	44		18,004

Operating loss	(10,806)	(117)		(10,923)
Other income (expense):
Interest expense	(10)			(10)
Interest income	646			646
Other, net	207			207

Total other income (expense)	843			843

Loss before income taxes	(9,963)	(117)		(10,080)
Income tax expense (benefit)	788	337	(b,c,d)	1,125

Net loss	$(10,751)	$(454)		$(11,205)

Net loss per share — basic
Weighted average number of common	$(0.32)	$(0.01)		$(0.33)

shares outstanding — basic	33,683,231			33,683,231

Net loss per share — diluted
Weighted average number of common	$(0.32)	$(0.01)		$(0.33)

shares outstanding — diluted	33,683,231			33,683,231

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2006
	(As reported)	(Adjustments)		(As restated)
Net sales:
Software and other	$34,947	$(168	)(a,b)	$34,779
Services and maintenance	26,921	(234	)(a,b)	26,687

Total net sales	61,868	(402)		61,466
Cost of sales:
Software and other	8,413	13	(a)	8,426
Services and maintenance	10,985	5	(a)	10,990
Amortization and related impairment	3,588			3,588

Total cost of sales	22,986	18		23,004

Gross margin	38,882	(420)		38,462
Operating costs and expenses:
Sales and marketing	14,806			14,806
Product research and development	14,288			14,288
General and administrative	20,334	132	(b)	20,466
Goodwill and tradename impairment, restructuring and other expenses	219,484	(5,338	)(d)	214,146
Depreciation, amortization and impairment	3,038			3,038

Total operating costs and expenses	271,950	(5,206)		266,744

Operating loss	(233,068)	4,786		(228,282)
Other income (expense):
Interest expense	(35)			(35)
Interest income	2,002			2,002
Other, net	11			11

Total other income (expense)	1,978			1,978

Loss before income taxes	(231,090)	4,786		(226,304)
Income tax expense (benefit)	330	910	(b,c,d)	1,240

Net loss	$(231,420)	$3,876		$(227,544)

Net loss per share — basic
Weighted average number of common	$(6.88)	$0.12		$(6.76)

shares outstanding — basic	33,652,110			33,652,110

Net loss per share — diluted
Weighted average number of common	$(6.88)	$0.12		$(6.76)

shares outstanding — diluted	33,652,110			33,652,110

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2006
	(As reported)	(Adjustments)		(As restated)

Cash flows from operating activities:
Net loss	$(231,420)	$3,876		$(227,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and related impairment	6,626			6,626
Share-based compensation	3,922			3,922
Goodwill impairment charge	219,433	(5,338	)(d)	214,095
Provision for doubtful accounts receivable and sales returns, net of recoveries	(114)	385	(b)	271
Deferred income taxes	(1,169)	870	(c,d)	(299)
Changes in operating assets and liabilities:
Accounts receivable	8,647	(66	)(b)	8,581
Inventory	211			211
Prepaid expenses	(299)			(299)
Accounts payable and other accrued liabilities	(2,655)	133	(b)	(2,522)
Accrued wages	(976)			(976)
Deferred revenue	(14,254)	100	(a,b)	(14,154)
Other	2,628	40	(b,c)	2,668

Net cash used in operating activities	(9,420)			(9,420)
Net cash used in investing activities	(3,126)			(3,126)
Net cash provided by financing activities	426			426
Effect of exchange rates on cash and cash equivalents	1			1

Net decrease in cash and cash equivalents	(12,119)			(12,119)
Cash and cash equivalents, beginning of period	64,278			64,278

Cash and cash equivalents, end of period	$52,159			$52,159

(a)	Impact of deferral and recognition of net sales and related costs attributed to factors discussed in the Revenue Recognition section of Note 2 for the period, including cumulative effect of all periods on deferred revenue.

(b)	Impact of adjustments discussed in the Other Adjustments section of Note 2 for the current period. Balance sheet impact is cumulative for all periods impacted.

(c)	Impact on income tax expense, net, of all adjustments in (a) and (b) during the period at the effective tax rate, including cumulative effect of all periods on current and long-term deferred income tax assets and liabilities. Also includes reclassification of the net current and long-term deferred tax position on the balance sheet as a result of the effects of (d).

(d)	Impact of adjustments on deferred income taxes and goodwill related to the acquisition accounting adjustments described in the Goodwill and Deferred Income Taxes section of Note 2, as well as related effects on income tax expense.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
(3) Goodwill and Other Intangibles
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
     During the three months ended September 30, 2007, several material events occurred that resulted in an environment of uncertainty creating significant business challenges, and diverted the attention of certain board members and management from our business operations for periods of time. These events included the announcement that several of our previously issued financial statements would require restatement, the possible delisting of our common stock from the NASDAQ Global Market and the continued adverse impact of the Deficit Reduction Act on our bookings and anticipated revenue. These events, which either did not exist or the impact of which was not known as of June 30, 2007, resulted in circumstances which indicated that we may not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit does not support the carrying value of goodwill.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluated whether or not the above events indicate that the carrying amounts of our property and equipment, customer relationships and patents are recoverable, based primarily on whether future undiscounted cash flows are sufficient to support the asset’s recovery. On December 20, 2007, the Audit Committee of our Board of Directors determined that there was an impairment to certain of these assets. We measured the amount of impairment loss relating to property and equipment, customer relationships and patents by comparing the asset’s carrying value to it fair value, primarily determined by a discounted cash flow analysis. We completed our assessment of the fair value utilizing the assistance of independent valuation specialists. As a result of this analysis, we have recorded an impairment charge of $133 related to patents within cost of sales for amortization and related impairment and an impairment charge of $4,252 related to customer relationships within the operating cost of depreciation, amortization and impairment of our condensed consolidated statement of operations. Our property and equipment was not impaired.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we performed Step I of the impairment test by estimating the Company’s fair value beginning with what we considered to be the most reliable and readily available indicator of fair value, that being the quoted market prices of our shares of common stock. The results of Step I of the impairment test indicated that we have an impairment of our goodwill since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value. On December 20, 2007, the Audit Committee of our Board of Directors determined that there was such an impairment.
     In addition, we also tested our other indefinite lived intangible asset, trade names, as part of Step I and concluded that the trade names associated with our Cedara Software Corp. business transaction have been impaired. As a result, we have recorded an $800 charge within goodwill and trade name impairment, restructuring and other expenses of our condensed consolidated statement of operations. We measured this impairment charge utilizing the assistance of the independent valuation specialists.
     We completed Step II to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit, which was based on a discounted cash flow model, was reduced by the fair value of all other net assets to determine the implied fair value of reporting unit goodwill. We completed our assessment of the fair value of goodwill utilizing the assistance of independent valuation specialists. As a result of our Step II analysis, we have concluded that all of our goodwill is impaired and have recorded a non-cash impairment charge during the three months ended September 30, 2007 of $122,371.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of September 30, 2007 as follows:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased software	3.3	$15,150	$(7,567)
Customer relationships	3.4	9,225	(5,675)

Total	3.3	$24,375	$(13,242)

     We evaluate the realizibility of our purchased and capitalized software development costs according to SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Purchased software amortization expense and patent amortization expense, which are being recorded in amortization and related impairment cost of sales ratably over the life of the related intangible asset, was $1,905 and $881 for the three months ended September 30, 2007 and 2006, respectively, and $3,411 and $2,258 for the nine months ended September 30, 2007 and 2006, respectively. Included within the expense for the three months and nine months ended September 30, 2007 is a purchased software impairment charge of $1,091 as a result of our net realizable value analysis associated with certain product lines and a complete impairment of patents of $133. Customer relationships, which is being recorded ratably over the life of the related intangible asset in depreciation, amortization and impairment included in operating costs and expenses, was $4,821 and $574 for the three months ended September 30, 2007 and 2006, respectively and $5,961 and $1,721 for the nine months ended September 30, 2007 and 2006, respectively. Included within the customer intangible expense for the three and nine months ended September 30, 2007 is an impairment charge of $4,252.
     Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the remaining three months of the year ended	2007	$791
For the year ended	2008	3,116
	2009	3,066
	2010	2,940
	2011	1,220
	Thereafter	—
     As of September 30, 2007, we had gross capitalized software development costs of $6,807 and accumulated amortization of $4,758. The weighted average remaining amortization period of capitalized software development costs was 2.4 years as of September 30, 2007. During the nine months ended September 30, 2007 and 2006, we capitalized software development costs of $844 and $1,842, respectively. Amortization expense related to developed software of $3,237 and $362 was recorded to amortization and related impairment cost of sales during the three months ended September 30, 2007 and 2006, respectively. Amortization expense related to developed software of $4,426 and $1,330 was recorded to amortization and related impairment cost of sales during the nine months ended September 30, 2007 and 2006, respectively. The impairment of certain of our capitalized software projects of $2,914 and $3,470 were recorded during the three and nine months ended September 30, 2007, respectively, as a result of our net realizable value analysis associated with certain projects, some of which were still in development at the time of impairment. The impairment of certain of our capitalized software projects of $169 was recorded during the nine months ended September 30, 2006, as we no longer anticipated future sales of such products.
(4) Earnings Per Share
     Basic earnings per share is computed by dividing income (loss) available to the holders of our Common Stock by the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the exercise of stock options, except for stock options with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(As restated)		(As restated)
Numerator:
Net loss	$(141,554)	$(11,205)	$(162,015)	$(227,544)

Denominator for net loss per share — basic and diluted	33,926,092	33,683,231	33,909,065	33,652,110

Net loss per share — basic and diluted	$(4.17)	$(0.33)	$(4.78)	$(6.76)

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities of 1,688,924 and 4,568,155 for the three months ended September 30, 2007 and 2006, respectively. The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities of 2,515,680 and 4,811,238 for the nine months ended September 30, 2007 and 2006, respectively.
     As a result of the losses during the three months ended September 30, 2007 and 2006, incremental shares from the assumed conversion of employee stock options totaling 45,606 and 302,878, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the losses during the nine months ended September 30, 2007 and 2006, incremental shares from the assumed conversion of employee stock options totaling 53,702 and 596,607, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.
     For the three months ended September 30, 2007 and 2006, options to purchase 3,328,927 and 2,813,120 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share. For the nine months ended September 30, 2007 and 2006, options to purchase 3,183,927 and 1,456,982 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share.
(5) Share-Based Compensation
     We maintain four stock-based employee compensation plans (including our employee stock purchase plan) and one director option plan under which we grant options to acquire shares of our Common Stock to certain employees, non-employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition. Options generally have an exercise price equal to the fair market value of our Common Stock at the date of grant, with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). The Replacement Options, which we granted pursuant to the merger agreement, had the same economic terms as the Cedara options that they replaced, as adjusted for the conversion ratio and currency. The majority of these options vest over a three or four—year period and have a contractual life of six years.
     We maintain an employee stock purchase plan that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. The price eligible employees pay per share of Common Stock is at a 5% discount from the market price at the end of each calendar quarter.
     The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) recognized during the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$112	$131	$340	$402
Sales and marketing	328	200	923	826
Product research and development	298	245	914	929
General and administrative	607	1,322	1,712	1,726

Total	1,345	1,898	3,889	3,883
Tax expense	—	558	—	823

Share-based compensation expense, net of tax	$1,345	$1,340	$3,889	$3,060

Increase in basic loss per share	$0.04	$0.04	$0.11	$0.09

Increase in diluted loss per share	$0.04	$0.04	$0.11	$0.09

     The differences between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation recorded as additional paid-in capital during the three months ended September 30, 2007 and 2006 of $5 and $6, respectively, and during the nine months ended September 30, 2007 and 2006 of $14 and $39, respectively, was attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.
     During the three months ended September 30, 2007, we granted 40,000 options with a weighted average exercise price of $5.71 per share. The majority of these options vest over four years. We used the Black-Scholes option pricing model to estimate fair value, based on the date of grant and utilizing similar assumptions as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2006. These options had a weighted

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
average fair value of $2.05 per share, related expense of $3 recorded in the three months ended September 30, 2007 and unrecognized compensation cost of $79 as of September 30, 2007.
(6) Restructuring
     The following table shows our restructuring activity during the nine months ended September 30, 2007:

Accrued
Restructuring
Balance at December 31, 2006	$1,997
Charges to expense	964
Payments	(2,720)

Balance at September 30, 2007	$241

     The restructuring charges relate to our decision in the fourth quarter of 2006 to reorganize and consolidate our operations. Restructuring charges are comprised primarily of employee termination costs and contract termination costs.
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
     The following tables provide revenue from our business units for the three months ended September 30, 2007 and 2006, respectively:

	Three Months Ended September 30, 2007
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$3,298	$2,732	$897	$6,927
Service and maintenance	4,355	2,273	499	7,127

Total net sales	$7,653	$5,005	$1,396	$14,054

		Three Months Ended September 30, 2006
	(As restated)
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$3,706	$2,267	$639	$6,612
Service and maintenance	5,056	2,095	126	7,277

Total net sales	$8,762	$4,362	$765	$13,889

     The following tables provide revenue from our business units for the nine months ended September 30, 2007 and 2006, respectively:

	Nine Months Ended September 30, 2007
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$10,972	$8,907	$1,911	$21,790
Service and maintenance	15,055	5,875	1,244	22,174

Total net sales	$26,027	$14,782	$3,155	$43,964

		Nine Months Ended September 30, 2006
	(As restated)
			Merge
	Merge Healthcare	Cedara	Healthcare
	North America	Software	EMEA	Total
Net sales:
Software and other	$23,873	$9,711	$1,195	$34,779
Service and maintenance	20,385	5,785	517	26,687

Total net sales	$44,258	$15,496	$1,712	$61,466

(8) Income Taxes
     We adopted the provisions of FIN No. 48 on January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $5,747 (as restated from $5,566). We recognize interest and penalties in the provision for income taxes. Total accrued interest and penalties as of January 1, 2007 was $182. The adoption of FIN No. 48 did not result in an adjustment to retained earnings due to the full valuation allowance maintained on our deferred tax assets.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     The total amount of unrecognized tax benefits at January 1, 2007 that, if recognized, would affect the effective tax rate from continuing operations is $2,647 (as restated from $2,529). The remainder of unrecognized tax benefits, if recognized, would result in a decrease to goodwill. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
     We are subject to taxation in the U.S. and Canada federal jurisdictions, various state and other foreign jurisdictions. With few exceptions, we are no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2003. There was no material change in the total unrecognized tax benefits during the nine months ended September 30, 2007.
(9) Commitments and Contingencies
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss on July 16, 2007 and such motions have been fully briefed by both parties. We intend to continue vigorously defending the lawsuit.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. The defendants filed a motion to dismiss on August 17, 2007, and such motion has been fully briefed by both parties. A hearing on the motion to dismiss had been scheduled for February 15, 2008. However, the hearing has been postponed and has not yet been rescheduled.
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

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
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
     We have non-cancelable operating leases (with initial lease terms in excess of one year) at various locations, including building leases entered into during 2007 for new facilities located in Atlanta, GA and Pune, India. Total future minimum lease payments are as follows:

For the remaining three months of the year	2007	$619
For the year ended	2008	2,408
	2009	1,902
	2010	896
	2011	622
	Thereafter	1,180

	Total	$7,627

     These contractual obligations are net of sub-lease income that is contractually owed to us of $45 in the remaining three months of 2007 and $180 in 2008 and 2009.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141R is effective for an entity for business combinations for which the acquisition date is on or after the annual reporting period beginning December 15, 2008. In the event of an acquisition, we will need to evaluate whether or not SFAS No. 141R will have a material impact on our financial condition or results of operations.
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
(11) Subsequent Events
     On February 14, 2008, we announced the reduction in our worldwide headcount, including consultants, from approximately 600 individuals at September 30, 2007 to approximately 440 persons by March 31, 2008, approximately 28% of our current worldwide workforce, including consultants, with the vast majority of those reductions having been completed on or before the announcement. This rightsizing initiative is designed to better align our costs with our anticipated revenues going forward and includes personnel terminations from all parts of the organization. We anticipate that we will recognize a charge in our financial statements for the first quarter ending March 31, 2008 of approximately $2,000, consisting of approximately $1,300 in severance costs and approximately $700 in other costs including primarily legal fees and future lease payments on the Burlington, Massachusetts office, which we have completely vacated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A. of Part II of this Quarterly Report on Form 10-Q and in Item 1A. of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2006 and the following factors: market acceptance and performance of our new products and services, including our teleradiology product and services; delay in the offering of our teleradiology product and services; our ability to attract and retain qualified radiologist consultants; unexpected difficulties or costs associated with the rightsizing initiative; unanticipated issues associated with realizing the projected cost savings from the rightsizing initiative; risks and effects of the past and current restatement of our financial statements and other actions that may be taken or required as a result of such restatement; our ability to generate sufficient cash from operations to meet future operating, financing and capital requirements; costs and risks involved with financing alternatives including equity offerings, asset sales or debt financing; our inability to timely file reports with the Securities and Exchange Commission; risks associated with our inability to meet the requirements of The NASDAQ Stock Market for continued listing, including possible delisting; costs, risks and effects of legal proceedings and investigations, including the formal investigation being conducted by the Securities and Exchange Commission and class action, derivative, and other lawsuits; the uncertainty created by and the adverse impact on relationships with customers, potential customers, suppliers and investors potentially resulting from, and other risks associated with, the changes in our senior management; the impact of competitive products and pricing; continued negative effects of the DRA (Deficit Reduction Act of 2005) and other legislation impacting reimbursement rates; risks related to regulatory and other legal compliance with applicable health care laws, regulations, government agency pronouncements and judicial and quasi-judicial rulings; limited acceptance of digital modalities and RIS-PACS and workflow technologies; our ability to integrate acquisitions; changing economic conditions; credit and payment risks associated with end-user sales; our dependence on major customers; and our dependence on key personnel. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
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
     We, by means of our Annual Report on Form 10K/A, have restated previously issued unaudited condensed consolidated financial statements and will not amend our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. See Note 2 of the notes to condensed consolidated financial statements for a discussion of the restatement of our previously filed condensed consolidated balance sheet as of September 30, 2006 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2006, and our condensed consolidated statement of cash flows for the nine months ended September 30, 2006. The information that was previously filed for the quarter ended September 30, 2006 is superseded by the information contained in this Quarterly Report on Form 10-Q, and the condensed consolidated financial statements and related financial information contained in such previously filed report should no longer be relied upon.
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
     We continue to face challenges including the formal investigation being conducted by the SEC and class action and other lawsuits. In addition, we continue to execute on several initiatives that were started in late 2006, including our right-sizing and reorganization, our onshore / offshore global software engineering and support delivery model and significant changes to our senior management. However, we believe that it will take time for these initiatives and hirings to have an impact on our net sales and operating income. Although we continue to believe that the DRA will ultimately be a catalyst in U.S. end-user customers moving to a filmless environment, we believe that the DRA has had a larger negative impact to our target market and our net sales during 2007 than we had originally anticipated. For a more detailed discussion of these items see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.
     We have generated losses from operations over the past seven consecutive quarters. We have undertaken certain initiatives over the last 12 months that we believe will increase our revenues and decrease our costs in the future, including our new teleradiology offering announced in November of 2007 and our ongoing cost reduction plan of both onshore employee and offshore contractor terminations. On February 14, 2008, we announced the reduction in our worldwide headcount, including consultants, from approximately 600 individuals at September 30, 2007 to approximately 440 persons by March 31, 2008 with the vast majority of those reductions having been completed on or before the announcement. This rightsizing initiative is designed to better align our costs with our anticipated revenues going forward and includes personnel terminations from all parts of the organization. We anticipate that these personnel reductions and the closing of our Burlington, Massachusetts office will result in annual cost savings of approximately $10.0 million plus an additional $1.0 to $2.0 million of anticipated savings based on historical attrition compared to our operating expenses for the third quarter ended September 30, 2007. However, for the nine months ended September 30, 2007, our loss from operations amounted to $162.8 million and our cash and cash equivalents has decreased from $45.9 million at December 31, 2006 to $21.7 million at September 30, 2007 and we currently have no credit facility. As a result, we are currently completely dependent on available cash and operating cash flow to meet our other capital needs. We are currently considering all strategic options including equity offerings, assets sales or debt financing in order to satisfy liquidity needs beyond the first quarter of 2008. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited.
     We review goodwill and indefinite lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended September 30, 2007, several material events occurred that caused us to test for impairment between annual tests. Based on the results of our impairment test, we determined that goodwill and certain intangible assets were impaired as of September 30, 2007. We recorded a goodwill impairment charge of $122.4 million during the three months ended September 30, 2007 and an intangible assets impairment charge of $9.2 million during the three months ended September 30, 2007. (See Note 3 for further discussion on impairment charge for the three months ended September 30, 2007.)
     On November 20, 2007, we announced the introduction of a new teleradiology software application, Merge TeleRead™, and a new service offering, Consult PreReads™. A Consult PreRead is a consulting service that provides a consultation report of a medical imaging study (prepared and reviewed by two different offshore radiologists) for a U.S. radiologist who utilizes such report to prepare his or her own official final diagnostic report. The consultation report includes references to prior studies, relevant patient clinical information and data requested in the radiology order, and measurements of relevant and incidental pathology and associated key images. We plan to begin offering the Merge TeleRead application and Consult PreRead service to our customers in the first quarter of 2008.
Critical Accounting Policies
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, our management evaluates these estimates. We base our estimates and judgments on our experience, our current knowledge (including terms of existing contracts), our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ materially from these estimates.
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts and sales returns, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes during the three months ended September 30, 2007 in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting

Policies” in our Annual Report on Form 10-K/A for the year ended December 31, 2006, filed on December 27, 2007.
Results of Operations
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

Three Months Ended September 30,	Change
2007	%(1)	2006	%(1)	$	%
(As restated)
Net sales:
Software and other	$6,927	49.3%	$6,612	47.6%	$315	4.8%
Services and maintenance	7,127	50.7%	7,277	52.4%	(150)	-2.1%

Total net sales	14,054	100.0%	13,889	100.0%	165	1.2%
Cost of sales:
Software and other	1,576	22.8%	2,050	31.0%	(474)	-23.1%
Services and maintenance	3,571	50.1%	3,515	48.3%	56	1.6%
Amortization and related impairment	5,142	NM	(2)	1,243	NM(2)	3,899	313.7%

Total cost of sales	10,289	73.2%	6,808	49.0%	3,481	51.1%

Gross margin
Software and other	209	3.0	%(3)	3,319	50.2	%(3)	(3,110)	-93.7%
Services and maintenance	3,556	49.9%	3,762	51.7%	(206)	-5.5%

Total gross margin	3,765	26.8%	7,081	51.0%	(3,316)	-46.8%
Operating expenses:
Sales and marketing	4,463	31.8%	4,352	31.3%	111	2.6%
Product research and development	5,294	37.7%	4,606	33.2%	688	14.9%
General and administrative	7,454	53.0%	8,192	59.0%	(738)	-9.0%
Goodwill and tradename impairment, restructuring and other expenses	123,134	876.1%	—	0.0%	123,134	NM	(2)
Depreciation, amortization and impairment	5,338	38.0%	854	6.1%	4,484	525.1%

Total operating costs and expenses	145,683	1036.6%	18,004	129.6%	127,679	709.2%

Operating loss	(141,918)	-1009.8%	(10,923)	-78.6%	(130,995)	1199.3%
Other income, net	78	0.6%	843	6.1%	(765)	-90.7%

Loss before income taxes	(141,840)	-1009.3%	(10,080)	-72.6%	(131,760)	1307.1%
Income tax expense	(286)	-2.0%	1,125	8.1%	(1,411)	-125.4%

Net loss	$(141,554)	-1007.2%	$(11,205)	-80.7%	$(130,349)	1163.3%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales
     Net sales, by business unit, are indicated as follows:

	Three Months Ended September 30,				Change
	2007	%	2006	%	$	%
			(As restated)
Cedara:
Software and other	$2,732	19.4%	$2,267	16.3%	$465	20.5%
Services and maintenance	2,273	16.2%	2,095	15.1%	178	8.5%

Total net sales	5,005	35.6%	4,362	31.4%	643	14.7%

Merge Healthcare North America
Software and other	3,298	23.5%	3,706	26.7%	(408)	-11.0%
Services and maintenance	4,355	31.0%	5,056	36.4%	(701)	-13.9%

Total net sales	7,653	54.5%	8,762	63.1%	(1,109)	-12.7%

Merge Healthcare EMEA
Software and other	897	6.4%	639	4.6%	258	40.4%
Services and maintenance	499	3.6%	126	0.9%	373	296.0%

Total net sales	1,396	9.9%	765	5.5%	631	82.5%
Total net sales	$14,054		$13,889		$165

     Software and Other Sales. Total software and other sales for the three months ended September 30, 2007 were $6.9 million, an increase of approximately $0.3 million, or 4.8%, from $6.6 million for the three months ended September 30, 2006. Software and other sales for our Cedara business unit increased $0.5 million compared to the same period in the prior year, primarily due to additional sales to existing customers and revenue from a contract signed in the first quarter of 2007 with extended payment terms for which $0.4 million of the payment became due during the three months ended September 30, 2007. Software and other sales for our Merge Healthcare EMEA business unit increased $0.3 million compared to the same period in the prior year, primarily due to our focus on end-user customers in Europe and the Middle East in 2007 as a result of the reorganized operations that occurred in late 2006. Partially offsetting the above, software and other sales for our Merge Healthcare North America business unit decreased $0.4 million compared to the same period in the prior year. Our Merge Healthcare North America business unit has experienced decreased bookings and revenue during the three months ended September 30, 2007 resulting from our internal delays in the delivery of certain software products and the impact of the DRA, which has caused some of our customers to respond by reducing their investments or postponing investment decisions, including investments in our software solutions. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.
     Service and Maintenance Sales. Total service and maintenance sales for the three months ended September 30, 2007 were $7.1 million, a decrease of approximately $0.2 million, or 2.1%, from $7.3 million for the three months ended September 30, 2006. The decrease in service and maintenance sales primarily resulted from a $0.7 million decrease in our Merge Healthcare North America business unit. The delay in delivery of certain software products has adversely impacted our implementation service schedule and resulting service sales in the three months ended September 30, 2007 and the impact of the DRA has adversely impacted the renewals of maintenance for certain customers. Offsetting the above in part, service and maintenance sales for Merge Healthcare EMEA increased $0.4 million, compared to the same period in the prior year, primarily due to our focus on end-user customers in Europe and the Middle East in 2007 as a result of the reorganized operations that occurred in late 2006.
Gross Margin
     Gross Margin — Software and Other Sales. Gross margin on software and other sales was $0.2 million for the three months ended September 30, 2007, a decrease of approximately $3.1 million, or 93.7%, from $3.3 million for the three months ended September 30, 2006. The decrease is due primarily to a $4.1 million impairment charge related to our purchased and capitalized software development costs recorded in the three months ended September 30, 2007. Excluding the impact of this impairment, gross margin on software and other sales was $4.3 million for the three months ended September 30, 2007, an increase of approximately $1.0 million, or 30.9%, from $3.3 million for the three months ended September 30, 2006. Excluding the impairment, gross margin on software and other sales as a percentage of software and other sales increased to 62.7% in the three months ended September 30, 2007 from 50.2% in the three months ended September 30, 2006. The improvement in gross margin as a percentage of software and other sales is primarily a result of the mix of sales among our business units. Software and other sales from our Cedara business unit, which typically consist of software only contracts at high margins, increased $0.5 million compared to the same period of the prior year. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units and modestly improve provided that the volume of software sales increases in relation to total sales.
     Gross Margin — Services and Maintenance Sales. Gross margin on services and maintenance sales was $3.6 million for the three months ended September 30, 2007, a decrease of approximately $0.2 million, or 5.5%, from $3.8 million for the three months ended September 30, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 49.9% in the three months ended September 30, 2007 from 51.7% in the three months ended September 30, 2006. Gross margin on services and maintenance sales, as a percentage of related sales, decreased mainly due to lower service and maintenance sales in our Merge Healthcare North America business unit. As part of our November 2006 restructuring plan, we began offering customer service and support for certain of our products to our customers through contracted offshore support personnel, located in

Pune, India. At September 30, 2007, we were using 43 offshore customer service and support individuals in Pune. As part of our ongoing cost reduction plan, we have had certain onshore employee and offshore contractor customer service and support personnel terminations subsequent to September 30, 2007 and we currently expect to have approximately 24 offshore customer service and support personnel in India at the end of the first quarter of 2008. The costs incurred during the third quarter of 2007 from the 43 offshore support personnel were offset by reduced expenses as a result of our restructuring initiative in late 2006. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the first three quarters of 2007.
Sales and Marketing
     Sales and marketing expense increased approximately $0.1 million, or 2.6%, to approximately $4.5 million in the three months ended September 30, 2007 from $4.4 million in the three months ended September 30, 2006. Increased sales and marketing expenses were primarily attributable to a $0.3 million increase in direct marketing costs and a $0.6 million increase in professional fees. As part of our ongoing cost reduction plan, salaries and related expenses decreased by $0.5 million from sales and marketing personnel terminations. As a result of these ongoing cost reductions, including the rightsizing initiative announced on February 14, 2008, we anticipate that sales and marketing expenses will modestly decline in the first half of 2008.
Product Research and Development
     Product research and development expense increased approximately $0.7 million, or 14.9%, to $5.3 million in the three months ended September 30, 2007 from $4.6 million in the three months ended September 30, 2006. Increased product research and development expenses were primarily attributable to $1.5 million of costs associated with the establishment of our offshore software development resources and $0.1 million related to resources in our China office. In addition, the amount of capitalized software development costs decreased by $0.4 million resulting in an increase in product research and development expense when compared with the three months ended September 30, 2006. Partially offsetting the above increases was a $1.5 million reduction in our on-shore expenses as a result of our restructuring initiative in late 2006. As part of our November 2006 restructuring plan, we began performing certain of our internal software development through contracted offshore software development personnel, located in Pune, India. At September 30, 2007, we were using approximately 100 offshore software development individuals in Pune. As part of our ongoing cost reduction plan, we have had both onshore engineer and offshore contractor terminations subsequent to September 30, 2007 and expect to have approximately 33 offshore software development personnel in India at the end of the first quarter of 2008. Through the use of these offshore development personnel that have a lower blended cost per software engineer and the reduction in the total number of software engineers worldwide going forward, we anticipate that our product research and development costs will decline in the first half of 2008.
General and Administrative
     General and administrative expense decreased approximately $0.7 million, or 9.0%, to $7.5 million in the three months ended September 30, 2007 from $8.2 million in the three months ended September 30, 2006. General and administrative expenses decreased primarily due to a $1.1 million reduction in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits. We incurred $1.4 million of such legal and accounting expenses in the three months ended September 30, 2007, compared to $2.5 million of legal and accounting expenses in the three months ended September 30, 2006. We expect legal expenses to continue until our class action, derivative and other litigation matters are resolved. In addition, stock-based compensation expense in the three months ended September 30, 2007 decreased $0.7 million compared to the same period of the prior year. Offsetting the above in part were increased general and administrative expenses of $0.6 million for compensation and travel related costs as we continue to build out our finance, information technology and executive management teams as well as fund our new teleradiology business. In addition, we incurred an additional $0.4 million for compensation and legal costs related to the expansion of our India and France offices.
Goodwill Impairment, Restructuring and Other Expenses
     As discussed in Note 3 to the condensed consolidated financial statements, we recorded a goodwill impairment charge of $122.4 million during the three months ended September 30, 2007 and a trade name impairment charge of $0.8 million during the three months ended September 30, 2007. For the three months ended September 30, 2006, we did not incur any goodwill impairment, restructuring, or other expenses.
Depreciation, Amortization and Impairment

     Depreciation, amortization and impairment expense increased approximately $4.5 million, or 525.1%, to $5.3 million in the three months ended September 30, 2007 from $0.8 million in the three months ended September 30, 2006. As discussed in Note 3 to the condensed consolidated financial statements, we recorded a customer relationships impairment charge of $4.3 million during the three months ended September 30, 2007. For the three months ended September 30, 2006, we did not incur any such charges.
Other Income, Net
     Other income decreased approximately $0.8 million, or 90.7% to $0.1 million in the three months ended September 30, 2007 from $0.8 million in the three months ended September 30, 2006 primarily due to a $0.4 million decrease in interest income as a result of our decreased cash and cash equivalents. In addition, other income (expense) decreased approximately $0.4 million primarily due to unrealized foreign exchange losses on foreign currency payables at Cedara where the functional currency is the U.S. dollar.
Income Tax Expense (Benefit)
     We recorded an income tax benefit in the three months ended September 30, 2007, an effective tax rate for the three months ended September 30, 2007 of (0.2)%. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the impairment of nondeductible goodwill and the fact we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the three months ended September 30, 2006 was approximately 11.2%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to state income taxes, net of federal income tax effect and a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in the next several quarters due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at September 30, 2007, which will be available to offset future taxable income in those jurisdictions.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Nine Months Ended September 30,						Change
	2007	%(1)		2006	%(1)		$	%
	(As restated)
Net sales:
Software and other	$21,790	49.6%		$34,779	56.6%		$(12,989)	-37.3%
Services and maintenance	22,174	50.4%		26,687	43.4%		(4,513)	-16.9%

Total net sales	43,964	100.0%		61,466	100.0%		(17,502)	-28.5%
Cost of sales:
Software and other	5,018	23.0%		8,426	24.2%		(3,408)	-40.4%
Services and maintenance	10,541	47.5%		10,990	41.2%		(449)	-4.1%
Amortization and related impairment	7,837	NM(2)		3,588	NM(2)		4,249	118.4%

Total cost of sales	23,396	53.2%		23,004	37.4%		392	1.7%

Gross margin
Software and other	8,935	41.0	%(3)	22,765	65.5	%(3)	(13,830)	-60.8%
Services and maintenance	11,633	52.5%		15,697	58.8%		(4,064)	-25.9%

Total gross margin	20,568	46.8%		38,462	62.6%		(17,894)	-46.5%
Operating expenses:
Sales and marketing	13,850	31.5%		14,806	24.1%		(956)	-6.5%
Product research and development	16,089	36.6%		14,288	23.2%		1,801	12.6%
General and administrative	21,893	49.8%		20,466	33.3%		1,427	7.0%
Goodwill and tradename impairment, restructuring and other expenses	124,140	282.4%		214,146	348.4%		(90,006)	NM(2)
Depreciation, amortization and impairment	7,374	16.8%		3,038	4.9%		4,336	142.7%

Total operating costs and expenses	183,346	417.0%		266,744	434.0%		(83,398)	-31.3%

Operating loss	(162,778)	-370.3%		(228,282)	-371.4%		65,504	28.7%
Other income, net	502	1.1%		1,978	3.2%		(1,476)	-74.6%

Loss before income taxes	(162,276)	-369.1%		(226,304)	-368.2%		64,028	28.3%
Income tax expense	(261)	-0.6%		1,240	2.0%		(1,501)	-121.0%

Net loss	$(162,015)	-368.5%		$(227,544)	-370.2%		$65,529	28.8%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales
     Net sales, by business unit, are indicated as follows:

	Nine Months Ended September 30,					Change
	2007	%	2006		%	$	%
			(As restated)
Cedara:
Software and other	$8,907	20.3%	$9,711		15.8%	$(804)	-8.3%
Services and maintenance	5,875	13.4%	5,785		9.4%	90	1.6%

Total net sales	14,782	33.6%	15,496		25.2%	(714)	-4.6%

Merge Healthcare North America
Software and other	10,972	25.0%	23,873	(1)	38.8%	(12,901)	-54.0%
Services and maintenance	15,055	34.2%	20,385	(2)	33.2%	(5,330)	-26.1%

Total net sales	26,027	59.2%	44,258		72.0%	(18,231)	-41.2%

Merge Healthcare EMEA
Software and other	1,911	4.3%	1,195		1.9%	716	59.9%
Services and maintenance	1,244	2.8%	517		0.8%	727	140.6%

Total net sales	3,155	7.2%	1,712		2.8%	1,443	84.3%
Total net sales	$43,964		$61,466			$(17,502)

(1)	Amount includes $11,485 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.

(2)	Amount includes $4,791 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.
     Software and Other Sales. Total software and other sales for the nine months ended September 30, 2007 were $21.8 million, a decrease of approximately $13.0 million, or 37.3%, from $34.8 million for the nine months ended September 30, 2006. The decrease in software and other sales primarily resulted from a $12.9 million decrease in revenue recognized on software and other sales through our Merge Healthcare North America business unit. During the nine months ended September 30, 2006, we recognized $11.5 million of software and other sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. Our Merge Healthcare North America business unit also experienced decreased bookings and revenue during the nine months ended September 30, 2007 resulting from our internal delays in the delivery of certain software products and the impact of the DRA, which has caused some of our customers to respond by reducing their investments or postponing investment decisions, including investments in our software solutions. Software and other sales for Cedara decreased $0.8 million compared to the same period in the prior year, primarily due to the inclusion of $0.9 million in cash collections in the prior year from a single customer whereby the revenue was previously deferred due to customer collectibility concerns and $1.4 million in sales to a single customer in the nine months ended September 30, 2006 (there were no comparably large sales with immediate revenue in the nine months ended September 30, 2007), offset by additional sales to existing customers and revenue recognized on a contract signed in the first quarter of 2007 with extended payment terms for which $0.8 million of the payment became due during the nine months ended September 30, 2007. Software and other sales for Merge Healthcare EMEA increased $0.7 million compared to the same period in the prior year, primarily due to our focus on end-user customers in Europe and the Middle East in 2007 as a result of the reorganized operations that occurred in late 2006. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.
     Service and Maintenance Sales. Total service and maintenance sales for the nine months ended September 30, 2007 were $22.2 million, a decrease of approximately $4.5 million, or 16.9%, from $26.7 million for the nine months ended September 30, 2006. The decrease in service and maintenance sales primarily resulted from a $5.3 million decrease in revenue recognized through our Merge Healthcare North America business unit. During the nine months ended September 30, 2006, we recognized $4.8 million of service and maintenance sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. Our Merge Healthcare North America business unit also experienced a delay in delivery of certain software products, which negatively impacted our implementation service schedule and resulting service sales in the nine months ended September 30, 2007 and the impact of the DRA has adversely impacted the renewals of maintenance for certain customers. Service and maintenance sales for Merge Healthcare EMEA increased $0.7 million, compared to the same period in the prior year, primarily due to our focus on end-user customers in Europe and the Middle East in 2007, as a result of the reorganized operations that occurred in late 2006.
Gross Margin
     Gross Margin — Software and Other Sales. Gross margin on software and other sales was $8.9 million for the nine months ended September 30, 2007, a decrease of approximately $13.8 million, or 60.8%, from $22.8 million for the nine months ended September 30, 2006. The decrease is due primarily to a $4.1 million impairment charge related to our purchased and capitalized software development costs recorded in the nine months ended September 30, 2007. Excluding the impact of this impairment, gross margin on software and other sales was $13.1 million for the nine months ended September 30, 2007, a decrease of approximately $9.7 million, or 42.6%, from $22.8 million for the nine months ended September 30, 2006. Excluding the impairment, gross margin on software and other sales as a percentage of software and other sales decreased to 60.0% in the nine months ended September 30, 2007 from 65.5% in the nine months ended September 30, 2006. Gross margin on software and other sales, as a percentage of related sales, was unusually high for the nine months ended September 30, 2006 due to the inclusion of $11.5 million of software and other sales and $2.6 million of related costs on customer contracts entered into in previous years for which the revenue was previously deferred. Exclusive of this event, gross margin on software and other sales, as a percentage of related sales, was 59.5% in the nine months ended September 30, 2006. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units and modestly improve provided that the volume of software sales increases in relation to total sales.
     Gross Margin — Services and Maintenance Sales. Gross margin on services and maintenance sales was $11.6 million for the nine months ended September 30, 2007, a decrease of approximately $4.1 million, or 25.9%, from $15.7 million for the nine months ended September 30, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 52.5% in the nine months ended September 30, 2007 from 58.8% in the nine months ended September 30, 2006. Gross margin on services and maintenance sales, as a percentage of related sales, was unusually high for the nine months ended September 30, 2006 due to the inclusion of $4.8 million of service and maintenance sales on customer contracts entered into in previous years for which the revenue was previously deferred. There were minimal services incurred and expensed during the period related to such $4.8 million of sales as costs related to these sales were previously expensed in the prior periods in which such costs were incurred. Exclusive of sales recognized from this event, gross margin on services and maintenance sales, as a percentage of related sales, was 49.8% in the nine months ended September 30, 2006. As part of our November 2006 restructuring plan, we began offering customer service and support for certain of our products to our customers through contracted offshore support personnel, located in Pune, India. At September 30, 2007, we were using 43 offshore customer service and support individuals in Pune. As part of our ongoing cost reduction plan, we have had certain onshore employee and offshore contractor customer service and support personnel terminations subsequent to September 30, 2007 and we currently expect to have approximately 24 offshore customer service and support personnel in India at the end of the first quarter of 2008. The costs incurred for the nine months ended September 30, 2007 from the 43 offshore support personnel were offset by reduced expenses as a result of our restructuring initiative in late 2006. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the first three quarters of 2007.
Sales and Marketing
     Sales and marketing expense decreased approximately $1.0 million, or 6.5%, to approximately $13.8 million in the nine months ended September 30, 2007 from $14.8 million in the nine months ended September 30, 2006. As part of our ongoing cost reduction plan, salaries and related expenses decreased by $1.6 million from sales and marketing personnel terminations. Offsetting the above was an increase of $0.6 million for professional fees, tradeshows and training. As a result of ongoing cost reductions discussed above, including the rightsizing initiative announced on February 14, 2008, we anticipate that sales and marketing expenses will modestly decline in the first half of 2008.
Product Research and Development
     Product research and development expense increased approximately $1.8 million, or 12.6%, to $16.1 million in the nine months ended September 30, 2007 from $14.3 million in the nine months ended September 30, 2006. Increased product research and development expenses for the nine months ended September 30, 2007 were primarily attributable to $4.0 million of costs associated with the establishment of our offshore software development resources. In addition, the amount of capitalized software development costs decreased by $0.9 million resulting in an increase in product research and development expense when compared with the nine months ended September 30, 2006. Partially offsetting the above increases was a $3.0 million reduction in our on-shore expenses as a result of our restructuring initiative in late 2006. As part of our November 2006 restructuring plan, we began performing certain of our internal software development through contracted offshore software development personnel, located in Pune, India. At September 30, 2007, we were using approximately 100 offshore software development individuals in Pune. As part of our ongoing cost reduction plan, we have had both onshore engineer and offshore contractor terminations subsequent to September 30, 2007 and expect to have approximately 33 offshore software development personnel in India at the end of the first quarter of 2008. Through the use of these offshore development personnel that have a lower blended cost per software engineer and the reduction in the total number of software engineers worldwide going forward, we anticipate that our product research and development costs will decline in the first half of 2008.
General and Administrative
     General and administrative expense increased approximately $1.4 million, or 7.0%, to $21.9 million in the nine months ended September 30, 2007 from $20.5 million in the nine months ended September 30, 2006. Increased general and administrative expenses were primarily attributable to $2.2 million of compensation and travel related costs as we continue to build out our finance, information technology and executive management teams as well as fund our new teleradiology business, a $0.7 million increase in internal accounting costs and audit fees related to our Annual Report on Form 10-K incurred during the first quarter of 2007, $0.4 million of compensation and legal costs related to the expansion of our India office, an increase in Merge Healthcare North America bad debt expense of $0.4 million and $0.3 million related to increased facility costs. The above are offset in part by a $2.7 million decrease in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits. We incurred $3.7 million of such legal and accounting expenses in the nine months ended September 30, 2007 compared to $6.4 million of such legal and accounting expenses in the nine months ended September 30, 2006. We expect legal expenses to continue until our class action, derivative and other litigation matters are resolved.
Goodwill Impairment, Restructuring and Other Expenses
     As discussed in Note 3 to the condensed consolidated financial statements, we recorded a goodwill impairment charge of $122.4 million during the nine months ended September 30, 2007 and a trade name impairment charge of $0.8 million during the nine months ended September 30, 2007. We performed a similar analysis in the prior year and as a result we recorded a goodwill impairment charge of $214.1 million in the nine months ended September 30, 2006.
Depreciation, Amortization and Impairment
     Depreciation, amortization and impairment expense increased approximately $4.3 million, or 142.7%, to $7.4 million in the nine months ended September 30, 2007 from $3.0 million in the nine months ended September 30, 2006. As discussed in Note 3 to the condensed consolidated financial statements, we recorded a customer relationships impairment charge of $4.3 million during the nine months ended September 30, 2007. For the nine months ended September 30, 2006, we did not incur any such charges.
Other Income, Net
     Other income decreased approximately $1.5 million, or 74.6% to $0.5 million in the nine months ended September 30, 2007 from $2.0 million in the nine months ended September 30, 2006 primarily due to a $0.9 million decrease in interest income as a result of our decreased cash and cash equivalents. In addition, other income decreased approximately $0.5 million primarily due to unrealized foreign exchange losses on foreign currency payables at Cedara where the functional currency is the U.S. dollar.
Income Tax Expense (Benefit)
     We recorded an income tax benefit in the nine months ended September 30, 2007, an effective tax rate for the nine months ended September 30, 2007 of (0.2)%. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the impairment of nondeductible goodwill and the fact we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the nine months ended September 30, 2006 was approximately 0.5%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill and a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in the next several quarters due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at September 30, 2007, which will be available to offset future taxable income in those jurisdictions.
Liquidity and Capital Resources
     Our cash and cash equivalents were $21.7 million at September 30, 2007, a decrease of approximately $24.2 million, or 52.8%, from our balance of $45.9 million at December 31, 2006. In addition, our working capital was $7.8 million at September 30, 2007, a decrease of $19.3 million, or 71.2%, from our working capital of $27.1 million at December 31, 2006. We anticipate that we will continue to use cash during the remainder of 2007 and at least the first half of 2008 as we continue to invest in our new teleradiology business and our infrastructure required to grow our business.

Operating Cash Flows
     Cash used in operating activities was $21.5 million during the nine months ended September 30, 2007, compared to $9.4 million during the nine months ended September 30, 2006. Our negative operating cash flow in the nine months ended September 30, 2007 was primarily due to the loss from operations (excluding non-cash depreciation and amortization of $15.2 million, share-based compensation of $3.9 million and a goodwill and trade name impairment charge of $123.2 million), the timing of the payments for legal fees (including certain settlements) in connection with the class action, derivative and other lawsuits, and restructuring related payments.
     We anticipate that we will pay approximately $0.2 million over the next several quarters of termination benefits and related restructuring costs in connection with our restructuring initiative that we implemented during the fourth quarter of 2006. In addition, we anticipate that we will pay approximately $2.0 million over the next several quarters of termination benefits and restructuring costs in connection with a new restructuring initiative that we announced on February 14, 2008, as more fully explained below. We continue to incur significant legal fees in connection with the class action, derivative and other lawsuits and regulatory matters and expect to incur additional expenses until such matters are resolved.
Investing Cash Flows
     Cash used in investing activities was $2.9 million in the nine months ended September 30, 2007, which was attributable to capitalized software development costs of $0.8 million and purchases of capital equipment of $2.1 million.
Financing Cash Flows
     Cash provided by financing activities was $0.2 million during the nine months ended September 30, 2007 resulting from net proceeds from employee and director stock option exercises and purchases of Common Stock under our employee stock purchase plan.
Contractual Obligations
     Total outstanding commitments at September 30, 2007, were as follows (amounts in thousands):

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 — 3 Years	3 — 5 Years	5 Years
Operating leases	$7,627	$2,425	$3,177	$1,100	$925
     The contractual obligations table above reflects amounts due under all our leases, including leases entered into during 2007 for new facilities located in Atlanta, GA and Pune, India. The contractual obligations reflected above are net of sub-lease income that is contractually owed to us of $0.1 million in the remaining three months of 2007 and $0.2 million in 2008 and 2009. We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.
General
     We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs through the first quarter of 2008. We have undertaken certain initiatives over the last 12 months that we believe will increase our revenues and decrease our costs in the future, including our new teleradiology offering announced in November of 2007 and our ongoing cost reduction plan of both onshore employee and offshore contractor terminations. On February 14, 2008, we announced the reduction in our worldwide headcount, including consultants, from approximately 600 individuals at September 30, 2007 to approximately 440 persons by March 31, 2008 with the vast majority of those reductions having been completed on or before the announcement. This rightsizing initiative is designed to better align our costs with our anticipated revenues going forward and includes personnel terminations from all parts of the organization. We anticipate that these personnel reductions and the closing of our Burlington, Massachusetts office to result in annual cost savings of approximately $10.0 million plus an additional $1.0 to $2.0 million of anticipated savings based on historical attrition as compared to our operating expenses for the third quarter ended September 30, 2007. As a result of this rightsizing initiative, we anticipate that we will recognize a charge in our financial statements for the first quarter ending March 31, 2008 of approximately $2.0 million, consisting of approximately $1.3 million in severance costs and approximately $0.7 million in other costs including primarily legal fees and future lease payments on the Burlington, Massachusetts office, which we have completely vacated.
     We are currently considering all strategic options including equity offerings, assets sales or debt financing in order to satisfy liquidity needs beyond the first quarter of 2008. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, because of the low trading price of Merge common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by Merge. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited. Any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2007 and beyond will depend on a variety of factors such as the extent of losses from operations, the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities. For a more detailed description of risks and uncertainties that may affect our liquidity, see Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
Material Off Balance Sheet Arrangements
     We have no material off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of September 30, 2007, our cash and cash equivalents included money market funds and short term deposits totaling approximately $21.7 million, and earned interest at a weighted average rate of approximately 4.5%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.
Foreign Currency Exchange Risk
     We have sales and expenses in Canada, China, Japan, Europe and India that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at September 30, 2007. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.
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

     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As described below, material weaknesses were identified in our internal control over financial reporting as of December 31, 2006 relating to our control environment, revenue recognition, accounting for income taxes, accounting for business combinations and the implementation of a new accounting system.
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
Changes in Internal Control Over Financial Reporting
     There were no significant changes with respect to our internal control over financial reporting or in factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2007.

PART II
Item 1. Legal Proceedings
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss on July 16, 2007 and such motions have been fully briefed by both parties. We intend to continue vigorously defending the lawsuit.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. The defendants filed a motion to dismiss on August 17, 2007, and such motion has been fully briefed by both parties. A hearing on the motion to dismiss had been scheduled for February 15, 2008. However, the hearing has been postponed and has not yet been rescheduled.
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
     We may not be able to generate sufficient cash from our operations to meet our future operating, financing and capital requirements— As of September 30, 2007, we had cash and cash equivalents of $21.7 million and working capital of $7.8 million compared to cash and cash equivalents of $45.9 million and working capital of $27.1 million as of December 31, 2006. We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs through the first quarter of 2008. We are considering all strategic options for the Company and also options for generating additional revenues to fund our continuing business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, because of the low trading price of Merge common stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by Merge. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms if required. If adequate funds are not available or are not available on acceptable terms, our ability to continue as a going concern, to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products or otherwise respond to competitive pressures may be significantly limited.
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
     A significant portion of our net sales are derived directly or indirectly from sales to end-users, including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs (principally, Medicare and Medicaid). We believe that the implementation of the reimbursement reductions contained in the DRA has adversely impacted our end-user customers’ revenues per examination, which has caused some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services. The risk of more Medicare imaging reimbursement cuts remains. As an example, the “sustainable growth rate” (SGR) provisions under Federal law would have mandated approximately a 10.1 percent reduction in the Medicare conversion factor for 2008, which would result in lower reimbursement payments. In late December 2007, Congress passed, and the President signed, the Medicare, Medicaid, and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007, which changed this to a 0.5 percent increase, but only for services rendered from January 1, 2008 through June 30, 2008. Absent additional legislation, another cut will go into effect on July 1, 2008. In addition, an approach to replace the current SGR formula is being considered, and it is not known what effect any new approach would have on imaging reimbursement.
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
     Our new teleradiology product and service may not be successful—On November 20, 2007, we announced the introduction of a new teleradiology software application, Merge TeleRead™, and a new service offering, Consult PreReads™. We continue to beta test our new product and service with certain customers, and we plan to begin officially offering the Merge TeleRead application and Consult PreRead service to our customers in the first quarter of 2008. To be successful in our efforts to sell our new teleradiology software application and service offering, we have invested and intend to continue to invest significant resources in developing and offering such product and service. Even with such investment, our teleradiology product and service may not be successful due to the following risks and uncertainties:
•	the product and service may not be accepted by the marketplace, including due to the fact that we intend to initiate our service using radiologists located in India;

•	we may have trouble recruiting and retaining qualified radiologists in India;

•	we may face technical challenges, including problems with our product and service, acquiring the necessary bandwidth to India and maintaining a reliable network;

•	we face significant competition in the teleradiology industry from numerous parties, many of which are better capitalized and have a longer history of providing teleradiology products and services;

•	the teleradiology product and service may not generate economic returns that will meet our financial targets or justify our investment; and

•	any financial returns may take longer to generate than we anticipate.
Item 5 Other Information
     On May 11, 2007, our shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation, as amended (the “Articles of Incorporation”), to change the Company’s name from Merge Technologies Incorporated to Merge Healthcare Incorporated. Accordingly, the Company delivered Articles of Amendment to the Articles of Incorporation to the State of Wisconsin Department of Financial Institutions on February 21, 2008 to effect the name change. A copy of the Articles of Amendment to the Articles of Incorporation is attached hereto as Exhibit 3.1
Item 6. Exhibits
     (a) Exhibits
          See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: MERGE HEALTHCARE INCORPORATED
February 21, 2008	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)

February 21, 2008	By:	/s/ Steven R. Norton
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

3.1*	Articles of Amendment to the Amended and Restated Articles of Incorporation of Merge Technologies Incorporated (n/k/a Merge Healthcare Incorporated), as amended

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2*	Certification of principal accounting officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32*	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith