Form 10-K
period 2007-12-31
MERGE HEALTHCARE INC
filed 2008-04-01
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 0–29486
MERGE HEALTHCARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	39–1600938 (I. R. S. Employer Identification No.)
6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214–5650
(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code) (414) 977–4000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	NASDAQ Global Market
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐ No ☑
     The aggregate market value for the Registrant’s voting and non–voting common equity held by non–affiliates of the Registrant as of June 30, 2007, based upon the closing sale price of the Common Stock on June 30, 2007, as reported on the NASDAQ Global Market, was approximately $207,462,700. Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 18, 2008: 34,000,195
DOCUMENTS INCORPORATED BY REFERENCE
     Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2008 Annual Meeting of Shareholders.

 i

PART I
Item 1. BUSINESS
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
Overview
     Merge Healthcare Incorporated, a Wisconsin corporation, and its subsidiaries or affiliates (collectively, “Merge Healthcare,” “we,” “us,” or “our”), develops medical imaging and information management software and delivers related services. There are three business units within Merge Healthcare: Merge Healthcare North America, which primarily sells directly to the end–user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, which primarily sells to Original Equipment Manufacturers (“OEMs”) and Value Added Resellers (“VARs”), comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells directly and through partners to the end–user healthcare market in Europe, the Middle East and Africa (“EMEA”). We develop clinical and medical imaging software applications and development tools that are on the forefront of medicine. We also develop medical imaging software solutions that support end–to–end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals. Our software technologies accelerate market delivery for our global OEM customers, while our end–user solutions improve our customers’ productivity and enhance the quality of the patient experience. Our principal executive offices are located at 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214–5650, and our telephone number there is (414) 977–4000.
     We were founded in 1987 and built a reputation as a company that enabled the transformation of legacy radiology (film–based) images into modern (filmless) digitized images for distribution and diagnostic interpretation. We acquired eFilm Medical Inc. (“eFilm”) in June 2002 for the diagnostic medical image workstation software capabilities; RIS Logic, Inc. (“RIS Logic”) in July 2003 for their Radiology Information Systems (“RIS”) software, which manages business and clinical workflow for imaging centers; AccuImage Diagnostics Corp. (“AccuImage”) in January 2005 for the advanced visualization technologies for clinical specialty medical imaging; and in June 2005, we completed our business combination with Cedara Software Corp. (“Cedara”), which significantly enhanced our medical imaging software offerings.
     We continue to face significant business challenges from restatements of certain of our financial statements completed in 2007 and 2006, the formal investigation being conducted by the Securities and Exchange Commission (“SEC”), and class action and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers, our reputation in the marketplace, and have continued to divert the attention of our Board of Directors and management from our business operations during 2007. This has contributed to our declining performance and consequent use of cash. Also, although we continue to believe that the Deficit Reduction Act of 2005 (“DRA”) will ultimately be a catalyst for U.S. end-user customers to move to a filmless environment, we believe that the DRA has had a larger negative impact to our target market and our net sales during 2007 than we had originally anticipated.
     We have generated losses from operations over the past eight consecutive quarters, and currently we have no credit facility. As a result, we are completely dependent upon available cash and operating cash flow to meet our capital needs. We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.
     We are in the process of executing on several restructuring initiatives which have occurred from late 2006 to the present that include:
•	Two separate right-sizings and reorganizations, the most recent one announced in February 2008 includes personnel terminations from all parts of the organization;

•	Implementation of and significant changes to our onshore/offshore global software engineering and support delivery model; and

•	Our new teleradiology services offering announced in November of 2007.
     While we believe that these initiatives will better align our costs with our anticipated revenues going forward, it will take time for these initiatives to have an impact on our net sales and operating income.
Business
     We develop clinical and medical imaging software applications and development tools that are on the forefront of medicine. We also develop medical imaging software solutions that support end–to–end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals. Our software technologies accelerate market delivery for our global OEM customers, while our end–user solutions improve our customers’ productivity and enhance the quality of the patient experience. Our diagnostic imaging workflow applications are commonly categorized as Picture Archiving and Communication Systems (“PACS”), Radiology Information Systems (“RIS”), and clinical applications, and include, but are not limited to, software products that support medical imaging in many specialized areas such as orthopedics, cardiology, mammography and oncology. We believe the combination of RIS/PACS/clinical applications and Healthcare Information Management improves diagnostic imaging workflow and also provides value by making images and other information available throughout the enterprise.
     We directly provide PACS, RIS and clinical medical imaging software applications and we also sell select products through our website’s eCommerce engine. Our products and solutions link business and clinical workflow by managing and distributing diagnostic images and information throughout the healthcare enterprise, while providing visualization tools that target improved productivity and enhanced clinical accuracy of the diagnosis of general and specialty medical imaging exams. Our customers can enhance the quality of healthcare provided to patients because our solutions improve radiology workflow efficiencies and improve the clinical decision–making processes. In addition, our solutions reduce the film, paper and labor costs involved in managing and distributing medical images and information, which helps drive increased profitability for our customers. We deliver value to many types of healthcare facilities of all sizes, but we specifically target imaging centers and specialty clinics.
     In November 2007, responding to our customers’ needs to battle increasing costs and decreasing reimbursements without compromising quality of patient care, Merge Healthcare North America announced that it will become a provider of teleradiology technology and services, allowing our customers to seamlessly integrate Consult PreReadsTM into their digital RIS/PACS environment. We anticipate that we will begin performing this service commercially and generate revenue in the second quarter of 2008. We have consistently expanded our suite of product and service offerings. We see our single–vendor approach to RIS/PACS/clinical applications combined with teleradiology services as a unique advantage in our end–user target market.
     In addition, we focus on the development of custom–engineered software applications and development tools for the global medical imaging and information OEM markets. With the opening of our CSSI facility in Pune, India, in September, 2007, we have further enhanced our custom engineering offering with the introduction of our onshore/offshore global delivery model. With this new capability, we now offer customers greater scalability and flexibility in addressing their software development needs and at reduced costs. For long term engineering engagements, as part of this model, we now offer OEM customers capacity engineering whereby we assign dedicated engineering teams that work on multiple development projects for the customer over time.
     Our software is deployed in hospitals and clinics worldwide through our partners and our direct end–user and eCommerce channels and is licensed by many of the world’s largest medical device and healthcare information technology (“IT”) companies. Our technologies enable our OEM customers to increase revenues, to create competitive advantages, and to deliver technologies to end–user markets throughout the world. We often serve as an extended research and development team for the OEM, helping them to be first–to–market with innovative medical imaging technologies. We leverage our global end–user distribution channels to sell existing technologies and applications to our customers, and we expand the value of medical imaging solutions by licensing additional applications to our customers to sell through their own sales forces. Our technologies and expertise span all the major digital imaging modalities, including computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital x–ray, mammography, ultrasound, echo–cardiology, angiography, nuclear medicine, positron emission tomography (“PET”) and fluoroscopy. Our offerings are used in all aspects of clinical imaging workflow, including: the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; sophisticated clinical applications to analyze digital images; and the use of imaging in minimally–invasive surgery. We target OEMs/VARs that serve all markets utilizing medical imaging in their businesses, regardless of the size or scope of the markets they serve, including non–radiology markets such as oncology and pharmaceutical.
     We believe the combined innovation model between our OEM medical imaging engineering and our RIS/PACS/clinical application offerings positions us uniquely among our competitors in the medical imaging and information markets, enabling a product innovation model that accelerates our development efforts by providing software–based technologies that can be embedded in solutions for the end–user market, and creating a product and distribution platform to allow us to explore new clinical and geographic markets beyond radiology.
Financial Information about Segments
     For financial information regarding our single segment as well as our geographic areas of operation, refer to Item 8, “Note 1– Basis of Presentation and Significant Accounting Policies, Segment Reporting” and “Note 12 – Segment Information” of this Annual Report on
Form 10-K.
Markets
     Merge Healthcare, with three separate business units, strategically diversifies its business development efforts throughout a broad market space. Our intent is to focus future operations on our core strengths and markets that we believe can cultivate the significant opportunities available from the teleradiology initiative announced in November of 2007. As part of that focus, we are currently planning to spin-off the Merge Healthcare EMEA business units to the local management teams. We anticipate that these transactions will, if successful, be completed in the early part of the second quarter of 2008. The EMEA business unit consists of the French electronic patient record business primarily utilizing our aXigate product technology and also the Netherlands operation which primarily sells PACS and third party RIS products throughout Europe, the Middle East, and Africa.
     In a report issued in June 2006, Frost & Sullivan, a leading healthcare consulting and research firm, estimated that the U.S. Turnkey Radiology PACS market was worth approximately $1.2 billion, comprised by new installation revenue of 38% or approximately $472 million, replacement revenue of 43% or approximately $533 million and maintenance and support revenue of 19% or approximately $222 million. In addition, total revenues forecasted for 2008 in the U.S. Turnkey Radiology PACS market are estimated to be approximately $1.5 billion, a year-over-year increase of approximately 7.8% from 2007, and an increase of 15.8% from 2006. Frost & Sullivan also estimated that the total U.S. Turnkey Radiology PACS market will grow over the 7 year period between 2005 and 2012 by a CAGR of 7.0%, and will reach a value of about $1.8 billion. Despite these growth projections, we believe that the DRA has had a larger negative impact on our target market during 2007 than we had originally anticipated.
     The market for our end–user solutions is highly competitive. We believe that healthcare providers continue to be challenged by declining reimbursements, intense competition and the increased cost of providing healthcare services. Some customers purchase products both from us and from our competitors. In the developing area of RIS/PACS/clinical applications workflow, there are many emerging competitors who offer portions of an integrated radiology solution through their RIS, PACS and clinical applications. Additionally, certain competitors are integrating RIS, PACS and clinical applications through development, partnership and acquisition activities. We offer a combined RIS, PACS and clinical applications solution, providing customers with a single system that we believe yields strong productivity gains, attracts referrals from primary care and specialty physicians, and yields enhanced support and technology migration by having only a single vendor relationship to manage.
     Our OEM market is also highly competitive. We believe that our innovation–driven model will enable us to proactively drive new demand for medical imaging solutions at both the OEM and the end–user level. One of the main sources of competition for our OEM products is the OEM’s own internal software development programs, whereby the customer may have the ability to use internal resources to create a similar technology or eventually to replace our software which is employed in the customer’s marketed solution. With the opening of our CSSI office in Pune. India in September, 2007, we are now able to offer an onshore/offshore global delivery model to better address this internal competition. Through this model, we can provide custom engineering services at costs that are lower than the OEM’s internal engineering costs, and with greater flexibility, scalability, expertise and time to market then their internal alternatives. There are also a number of companies who specialize in one particular technology which may compete with us in a selected market. However, we believe that there are no direct competitors in the OEM market who have the breadth of technologies, engineering resources and capabilities to compete with us in all aspects of our technology portfolio.
How We Benefit Our Customers
     Our end–user solutions benefit hospital radiology departments, diagnostic imaging centers, specialty clinics and their patients in a variety of ways, including:
•	Accelerated productivity gained by using a single integrated software solution for most business and clinical workflow tools designed to automate operations, including digital dictation, billing, registration and scheduling, productivity analysis, image and report management, and storage and distribution;

•	Increased accuracy through real–time patient demographic matching across all business and clinical workflow tools;

•	More accountability and convenience in working with one vendor who develops, installs and supports the entire spectrum of radiology workflow tools and integration services;

•	The creation of permanent electronic archives of diagnostic quality images that enable the retrieval of prior and current images and reports;

•	Improved productivity and reduced costs by providing the capability to centralize many functions, such as scheduling, coding, transcription, billing and radiologist reading;

•	Modular, flexible and cost–effective systems that can expand as the imaging center, hospital or clinic’s business grows;

•	Networking of multiple image-producing and image-utilizing devices to eliminate redundancies and to reduce the need for capital equipment expenditures or disaster recovery; and

•	Optimized image–viewing and diagnostic capabilities.
     Our global OEM customers benefit from our software technologies, our professional services, and our onshore/offshore global delivery model in a number of ways, including:
•	Using our technologies and services to enhance the workflow capabilities of the OEM’s solutions;

•	Accelerating time-to-market in the development of new solutions;

•	Reducing software research and development costs;

•	Supporting greater scalability and flexibility in their development programs;

•	Creating greater product differentiation compared to their competitors; and

•	Leveraging our technical and deployment skills, thereby allowing the OEM to focus on their core competencies.
Strategy
     We continue to build upon our position as an innovative medical imaging software and technology provider, and full solution RIS/PACS/clinical applications developer for the global healthcare end–user and OEM markets, and as a teleradiology technology and services provider for the U.S. We maintain this position by employing more than half of our employees in research and development activities, with total engineering costs, including capitalized software development costs, of approximately $21.9 million, $22.7 million and $13.6 million for 2007, 2006 and 2005, respectively. Our market position is the result of our expertise in clinical workflow and integration, technically innovative software products, modular software solutions, and our continued focus on accelerating healthcare organizations’ productivity. Our OEM software technologies address the global market in medical imaging software innovation. Leveraging the clinical application innovation of our OEM products, we believe that our end–user products enable medical imaging and information to integrate more efficiently throughout the healthcare enterprise. By effectively utilizing our research and development activities and our global onshore–offshore engineering services, we believe that we can expand the solution set offered to both our OEM and end–user customers, accelerate the innovation of new products, and enter new markets such as orthopedic, veterinary, pharmaceutical clinical trials, and oncology, and can become a teleradiology services provider for many of our RIS/PACS customers.
     During 2007, we focused our operational efforts on increasing the productivity and quality of our onshore–offshore product development and service and support initiative; realigning our product development model, systems and processes to ensure timely product delivery to our customers; developing new partnerships with OEM customers; and leveraging our product brands, including the development of our teleradiology technology and services.
     In September, 2007, with the opening of our CSSI facility in Pune, India, we introduced our onshore/offshore global delivery offering, further improving our custom engineering service by offering more scalable and flexible development service options and at lower costs.
     We anticipate that future growth of our business will be driven primarily by continued concentration on the following aspects of our business:
•	Medical imaging innovation with our OEM partners, creating software applications, technologies and tools that optimize the growing and evolving capabilities of imaging acquisition devices such as multi–slice CT, PET, ultrasound and MRI;

•	End–user sales initiatives, including targeted sales/marketing activities designed to achieve broader geographic coverage and expanded product purchases from current customers, ongoing solution-selling training and investment in solution-selling tools such as our return–on–investment and cost–benefit analyses;

•	Teleradiology services and products for our RIS/PACS customers, including our Consult PreRead™ service offering and our Merge TeleRead™ software that enable our customers to efficiently send diagnostic images to designated workflow queues, either onshore or offshore;

•	Clinical application software and information systems development, both in partnership with OEM and technology partners and on a direct basis to end–users, providing growth opportunities globally and into new markets outside of radiology;

•	Addressing more and more of our OEM customer’s software development needs through our new capacity engineering service model in which we assign dedicated long term onshore/offshore engineering teams to provide ongoing multi-project/product development services;

•	Creating enhanced product offerings such as Fusion PACS MX™ and Fusion RIS/PACS MX™ that expand the functionality of RIS/PACS to clinical applications beyond radiology; and

•	Innovating technologies and solutions to serve new markets such as orthopedic, veterinary, pharmaceutical clinical trials and oncology.
     We believe that our global presence and involvement in the creation of medical imaging software technologies and open medical standards places us in a strong position to monitor medical imaging industry and technological forces that impact both medical equipment and software application innovations. In addition, our established OEM relationships allow us to work with leading medical equipment manufacturers as they develop future plans for new product introductions. We sometimes partner with leading OEM companies in the design and development of new medical imaging software applications, and then incorporate these innovative medical imaging software modules within our integrated RIS/PACS solutions for sale on a direct basis to our end–user customers. We believe this unique model of both OEM and end–user solution development accelerates our ability to innovate our products ahead of the needs of our current and future target markets.
End–User Products and Services Description
     Focusing product innovation around the functions related to image and information management is a hallmark of our end–user product development strategy. We view our expertise as developing software that manages the people, process, images and information workflow in such a way as to increase productivity and to reduce costs for our end–user customers. Our Fusion RIS™, Fusion PACS MX™, Fusion RIS/PACS MX™ and our optional software modules are designed to address the complex continuum of business (billing, scheduling, modality management, practice analysis), image and information management (integrating results of CT, MRI, x–ray, etc., and the associated patient information), interpretation and reporting (medical image visualization, analysis and management of medical imaging data, enhancing physicians’ interpretation and reporting of data from medical imaging modalities, such as computed tomography and magnetic resonance imaging), and the distribution of those reports and images to referring physicians through teleradiology offerings such as Merge TeleRead™, Enterprise Web™ and Referring Practice Portal™. We believe our solutions to be differentiated by the integration of all of these elements, which enables us to create a broad set of information around a single patient experience, and which combines with the capability for image interpretation using advanced tools such as Merge Mammo™, Merge Ortho™ and Merge PET/CT Workstation ™ for each specialty. Our clinical application software modules are designed to allow continuous innovation of our fully integrated radiology workflow products and are sold as individual modules or as a fully integrated solution, depending on the needs of the customer. The results are increased efficiency and productivity, more time devoted to accurate analysis and diagnosis, and ultimately improved patient care because the waiting time from diagnosis to treatment is reduced and all pertinent information is quickly and accurately provided to the primary care giver via the web, wherever the physician is located. This integrated solution with enterprise–wide accessibility to images and information reinforces our strategy of delivering end–to–end clinical and business workflow solutions that accelerate our customers’ productivity.
     We also offer certain visualization tools such as eFilm Workstation™, which is a desktop diagnostic, image and analysis tool for viewing and interpreting medical images, via eCommerce from our website. We believe that eFilm Workstation is one of the most widely used diagnostic workstations in the world.
     In addition to our software products, we provide our end-user customers services such as installation, training and maintenance and support. In connection with our software, we offer annual maintenance and support services pursuant to which we provide software updates (including minor feature enhancements and bug fixes), telephone support and other services depending on the type of support purchased. Our maintenance and support services do not include installation or training, which can be purchased separately.
     In 2008, we also will offer teleradiology services to our end-user customers, allowing them to seamlessly integrate Consult PreReadsTM into their digital RIS/PACS environment. Consult PreReadTM is a consulting service that provides a preliminary report of a medical imaging study (prepared and revised by two different offshore radiologists) producing a detailed report that a U.S. radiologist may consult and utilize to prepare his or her official final diagnostic report. The report includes references to prior studies, relevant patient clinical information or data requested in the radiology order, and measurements of relevant and incidental pathology and associated key images. The Consult PreReadTM is designed to provide another level of quality control and assuredness prior to the official final diagnostic report prepared by a U.S.-based, board certified, radiologist. Effectively, upon completion of the final report by a customer’s U.S.-based, board certified, radiologist, the medical imaging study will have been triple-read before the final report goes back to the referring physician.
OEM Products, Technologies and Services Descriptions
     Software development can be accelerated significantly through the use of powerful development platforms that incorporate reusable software libraries and toolkits. We created such a development environment, Cedara Open Eyes™ (“Open Eyes”), to accelerate our internal development as well as that of our OEM partners. Open Eyes is a powerful and flexible development platform that enables the rapid creation of medical applications. Its programming model represents a paradigm shift from previous technologies, completely insulating clients from the complexities of deep code development by providing a single uniform set of controls and development interfaces.
     Open Eyes includes a suite of underlying libraries, toolkits and technologies including IAP® and MergeCOM3™, that provide rich medical imaging capabilities including: 2D and 3D visualization; segmentation, registration and fusion; image enhancement and stitching; and a suite of DICOM and data access tools. Virtually all of our OEM partners, directly or through our applications, use one or more components of the Open Eyes suite in their critical business applications.
     We also offer a complete Web-enabled PACS solution, Cedara I-Reach™, as well as a number of PACS review workstations including Cedara I-Softview™ and eFilm Workstation™ that can be tailored easily to the needs of different OEM customers. In addition, we develop image acquisition console software such as Cedara I-Acquire™ for companies that need a workstation to drive the capture of images from imaging devices such as x–ray or CT scanners.
     Our broad range of clinical applications is used in general radiology and other specialty areas. Many of our clinical applications, such as Cedara PET/CT™ (which provides fast and efficient workflow by combining images from CT and PET modalities) and Cedara I-Read Mammo™ (a universal breast imaging workstation designed for reading mammography, ultrasound and MRI studies), can be added by OEMs as plug–ins to their existing PACS workstations or RIS systems directly or by way of our Cedara Clinical Control Center or C4™ technology, or can be used as dedicated, standalone workstations. Our newest and most innovative clinical application is Cedara I-Response™, a software solution for early detection of treatment response in brain cancer care that capitalizes on a molecular imaging technique to assess tumor response from cellular mechanisms. We believe that this solution may have a major impact on the delivery of patient care in Oncology.
     In addition to our software products, we provide to our OEMs a variety of services, including custom engineering services, professional services and maintenance and support services. Our custom engineering service, one of the most successful operations in the industry, delivers scalable, experienced software engineering services to customers for the purpose of rapid development of customized software solutions. This service leverages experienced medical imaging staff, our broad technology portfolio, and, most recently, an on-shore/off-shore development model that provides customers with greater flexibility and scalability at reduced costs. Our professional services include installation and training services, as well as product consulting services. In connection with our software, we offer annual maintenance and support services pursuant to which we provide software updates and upgrades and telephone support.
Employees
     As of December 31, 2007, we had approximately 440 employees and approximately 140 full–time contracted personnel in Pune, India. On February 14, 2008, we announced a reduction in our world–wide headcount to approximately 440 persons, including approximately 60 contracted personnel in Pune, India, by March 31, 2008, with the vast majority of those reductions having been completed on or before the announcement. We believe that the business challenges we have faced in 2007 and 2006 have impacted, and may continue to impact, our employees. With recognition that our employees are our most important assets, we will continue to invest in their development.
Sales, Marketing and Distribution
     We use a multi–channel approach to reach our targeted customers. We continue to refine our sales processes and tracking mechanisms to provide real–time information to manage our sales efforts. We believe that we have reached thousands of current and prospective customers through proactive electronic marketing, utilizing the emails and addresses captured in connection with downloads of more than 80,000 copies of eFilm Workstation, including 30–day free trials, from our eCommerce website between January 2000 and December 2007. In addition, we regularly participate in major radiology and healthcare information system industry trade shows.
Competition
     The markets for our end–user products are highly competitive. Although competition to our OEM products may appear to be limited to a smaller number of single-product companies, we often “compete” with an OEM’s internal software engineering group. Moreover, the size and competency of the internal software engineering groups have been increasing in recent years further increasing this competition. Competition also continues from new competitors entering the market, as well as current OEM partners who can offer products similar to our solutions.
     In the area of RIS and PACS workflow applications, there are many competitors who offer portions of an integrated radiology solution through their RIS and PACS. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.
     With respect to teleradiology, we are entering a market in which certain companies have a large customer base and have been performing services for years.
     We rely on our extensive experience in working in all aspects of the diagnostic imaging industry, our growing customer base, and our customer relations to maintain and grow our market share. We believe that our growing base of customers is increasingly demanding a single vendor who can provide RIS, PACS and clinical applications. We are one of the few radiology software vendors who can offer such comprehensive workflow solutions across many clinical specialties that utilize medical imaging.
     Many of our current and potential competitors may have greater resources than we have, including greater financial resources, research and development capabilities, intellectual property and marketing resources. Many of these competitors may also have broader product lines and longer-standing relationships with customers. Our ability to compete successfully depends on a number of factors, both within and beyond our control, including: product innovation; product quality and performance; price; experienced sales, marketing and service professionals; rapid development of new products and features; and product and policy decisions announced by competitors. There can be no assurance that we will be able to compete successfully.

Intellectual Property Rights
     We currently own 33 patents issued by the intellectual property offices of various jurisdictions, including the U.S. Patent and Trademark Office (“PTO”) and the Canadian Intellectual Property Office (“CIPO”), Israel and Japan. We continue to expand our intellectual property portfolio and have applied for 20 additional patents currently under review by the PTO, CIPO, European, Japanese or Korean Intellectual Property Office. There can be no assurance that these patents will afford any commercial benefits. We do not, however, rely principally on patent protection with respect to our products. We also rely on a combination of copyright and trade secret laws, employee and third party confidentiality agreements, product license agreements and other measures to protect intellectual property rights pertaining to our systems and technology. We currently hold 21 registered trademarks in the United States or Canada, and have applied for 4 trademarks currently under review by the PTO or CIPO. We believe that, in the age of rapidly changing technology, our continued success primarily depends upon the technical competence and creative skill of our personnel, in addition to our patents, copyrights and other proprietary rights. We do not own all of the software and other technologies used in our products, but we believe that we have the necessary licenses from third parties for use in our current products.
     On July 31, 2007, we, through our subsidiary, Merge eMed, Inc., filed a complaint against Virtual Radiologic Corporation (“VRC”) in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that VRC has willfully infringed two of our patents relating to teleradiology. Merge is seeking treble damages as well as its costs and legal fees in pursuing the action. Merge has asked the court for an injunction, ordering VRC to cease the alleged infringement of the patents, and also that the case be tried before a jury. VRC filed a Request for Reexamination with the United States Patent and Trademark Office, or US PTO, for the patents that Merge has asserted against them, which asks the PTO to reexamine the validity of the patents. The US PTO granted the request for reexamination. The litigation has been stayed pending resolution of the reexamination.
Medical, Regulatory and Government Standards and Reforms
     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of the entire healthcare industry. Proposals to reform the U. S. healthcare system have been, and will continue to be, considered by Congress. We believe that we have positioned ourselves to assist our customers in the utilization, implementation, and adherence to most major radiology standards and regulations. We cannot, however, predict with any certainty what impact, if any, new proposals, healthcare reforms or standards might have on the business, our financial condition or our results of operations. See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a description of various industry standards and regulatory risks.
     The following are examples of some of the issues, standards and regulations that we monitor and prepare ourselves to address in order to protect our enterprise and that of our customers:
•	Changes in Medicare and private insurance reimbursement rates may affect the financial health of our customers’ businesses. For example, on February 8, 2006, the President signed into law the DRA. Effective for services provided on or after January 1, 2007, the DRA provided that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non–hospital based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System (“HOPPS”) schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (“CMS”). Effective January 1, 2007, CMS is paying 100% of the technical component of the higher-priced imaging procedure and 75% for the technical component of each additional procedure for imaging procedures within a family of codes involving contiguous body parts when the multiple procedures are performed in the same session. There are additional cuts in Medicare imaging reimbursement being considered.

•	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated the use of standard transactions and identifiers, proscribed security measures and other provisions designed to simplify and secure the exchange of medical information. The compliance dates for initial stages of the requirements phase began on April 14, 2003. We have taken necessary measures to assist our customers to meet HIPAA compliance.

•	The U.S. Food and Drug Administration (“FDA”), which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act, has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other conditions. In Canada, medical devices are regulated under Health Canada’s Medical Devices

Regulations (“Health Canada”). Our ability to market new products and improvements to existing products depends upon the timing of appropriate licenses, pre–market clearance or approval from the FDA, Health Canada, or other applicable foreign regulatory authorities.

•	International sales of products outside of the U.S. are subject to foreign regulatory requirements (in particular, the requirements of the European Union, where most of our international sales are made) that can vary from country to country.

•	Laws and regulations may be adopted to address Internet commerce such as online content, user privacy, pricing and characteristics and quality of applications and services.
     We continue to allocate internal resources to industry standards committees and working groups who are tasked with setting and promoting both technology and functionality standards within the diagnostic imaging and healthcare information systems markets. We believe that our participation in Integrated Healthcare Enterprise (“IHE”) and a variety of Digital Imaging Communications in Medicine (“DICOM”) working groups specializing in HIPAA, Health Level Seven, Inc. (“HL7”) and other standards helps to ensure that our products and services align with the efforts of these committees and meet the evolving interoperability needs of healthcare technologies.
Available Information
     Our website address is www.mergehealthcare.com. We make available free of charge within the “Investor Relations” portion of our website under the caption “SEC Filings,” our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, including any amendments to those reports, as filed with or furnished to the SEC by way of a direct link to our company on the SEC Internet site at www.sec.gov. Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC Internet site contains reports, proxy and information statements, and other information that we file electronically with the SEC.
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
     We may not be able to generate cash through operations, sales of assets or obtain financing required to remain in business— As of December 31, 2007, we had cash and cash equivalents of $14.0 million and working capital of $0.9 million compared to cash and cash equivalents of $21.7 million and working capital of $7.8 million as of September 30, 2007 and cash and cash equivalents of $45.9 million and working capital of $27.1 million as of December 31, 2006. We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the near future, we will not be able to meet our financial obligations. As a result, our independent registered accountants, KPMG LLP, indicated in their report on our 2007 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.
     We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. If we sell assets to raise additional funds, such sales may negatively affect our prospects and ability to return the business to profitability and generate cash flow from operations. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we may not be able to continue as a going concern, fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance service or products, or otherwise respond to competitive pressures.

     Due to our financial situation described above, we are experiencing the following with respect to our business operations:
•	we are losing customers and failing to attract certain new customers;

•	employee morale is decreasing and attrition is increasing;

•	vendors and suppliers are terminating their relationship with us or tightening credit; and

•	management is distracted from focusing on the business.
     If our financial condition worsens, we expect the negative experiences above to increase.
     Our new teleradiology product and service may not be successful—On November 20, 2007, we announced the introduction of a new teleradiology software application, Merge TeleRead™, and a new Consult PreRead™ service offering. We continue to beta test our new product and service with certain customers, and we plan to begin officially offering the Merge TeleRead application and Consult PreRead service to our customers in the first quarter of 2008. To be successful in our efforts to sell our new teleradiology software application and service offering, we have invested and intend to continue to invest significant resources in developing and offering such product and service. Even with such investment, our teleradiology product and service may not be successful due to the following risks and uncertainties:
•	the product and service may not be accepted by the marketplace, due to our intention of initiating our service using radiologists located in India;

•	we may have trouble recruiting and retaining qualified radiologists in India;

•	we may face technical challenges, including problems with our product and service, acquiring the necessary bandwidth to India and maintaining a reliable network;

•	we face significant competition in the teleradiology industry from numerous parties, many of whom are better capitalized and have a longer history of providing teleradiology products and services;

•	the teleradiology product and service may not generate returns that will meet our financial targets or justify our investment; and

•	any financial returns may take longer to generate than we anticipate.
     We have identified a material weakness in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our Common Stock and could otherwise seriously harm our business—As discussed in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, our management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective because of a material weakness in our internal control over financial reporting as of December 31, 2007. Our inability to remedy such material weakness promptly and effectively could have a material adverse effect on the fair presentation of our financial statements, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner, and could also have a material adverse effect on our business relationships and our reputation. Moreover, our remediation efforts have required, and may continue to require, the commitment of significant financial and management resources. Prior to the remediation of the material weakness, there remains the risk that there could be a material misstatement of our financial statements or delays in timely filing of our financial statements and may require restatement of our financial statements. If we are unable, or are perceived unable to produce reliable financial reports due to disclosure control or internal control deficiencies, investors could lose confidence in our reported financial information and our operating results and the market price of our Common Stock could be adversely affected. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify misstatements or to provide reasonable assurance that our financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and fairly present our operating results and financial condition.
     The actual costs and savings associated with our reorganization and rightsizing initiatives may differ materially from the amounts we estimate—In November 2006 and again in February 2008, we commenced various reorganization and rightsizing initiatives intended to streamline our operations, reduce costs and bring our staffing and structure in line with our revenue base. These initiatives included, among other things, reducing headcount and closing offices. We cannot provide assurance that we will be able to successfully implement these restructuring and rightsizing initiatives, or that such actions will produce the anticipated cost savings. Even if we are successful in our cost reduction initiatives, we may face other risks associated with these plans, including delayed product releases or decreased customer satisfaction, which in turn could lead to decreased revenues and profitability.
     We grew our India operations rapidly, and these operations are subject to regulatory, economic and political uncertainties—We intend to continue to develop and manage our offshore operations in India through increasing numbers of our own personnel located in India. While wage costs are lower in India than in the United States and other developed countries for comparably skilled professionals, wages in India are increasing at a faster rate than in the United States, which could result in our incurring increased costs for technical professionals and reduced operating margins. In addition, there is intense competition in India for skilled technical professionals and we expect that competition to increase. We have had limited experience in building and operating offshore development and support operations. We may therefore have difficulty in managing our employees and our service vendor’s employees in our Indian operations and in maintaining uniform standards for our product engineering and customer service as well as other policies and procedures across our locations. Our inability to properly manage and integrate our Indian operation into the rest of the company could materially affect our financial results.
     India has also experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. In recent years, there have been military confrontations between India and Pakistan that have occurred in the region of Kashmir and along the India–Pakistan border. The potential for hostilities between the two countries has been high in light of tensions related to recurring terrorist incidents in India and the unsettled nature of the regional geopolitical environment, including events in and related to Afghanistan, Iran and Iraq. If India were to become engaged in armed hostilities, particularly if these hostilities were protracted or involved the threat or use of weapons of mass destruction, our operations could be materially adversely affected. In addition, U.S. companies may decline to contract with us for services in light of international terrorist incidents or armed hostilities, even where India is not involved, because of more generalized concerns about relying upon a service provider utilizing international resources.
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
     Anti–outsourcing legislation, if adopted, could adversely affect our business, financial condition and results of operations and could impair our ability to service our customers and develop products—The issue of outsourcing of services abroad by U.S. companies is a topic of political discussion in the United States. Measures aimed at limiting or restricting outsourcing by U.S. companies are under discussion in Congress and in numerous state legislatures. While no substantive anti–outsourcing legislation has been introduced to date, given the ongoing debate over this issue, the introduction of such legislation is possible. If new measures are introduced that impact the private sector, such as tax disincentives or intellectual property transfer restrictions, our financial condition and results of operations could be adversely affected and our ability to service our customers could be impaired.
     Our recent headcount reductions have placed additional strain on our resources, may impair our operations and may adversely impact our ability to attract and retain qualified technical, managerial and sales personnel—In connection with our efforts to streamline our operations, reduce costs and bring our staffing and cost structure in line with our revenue base, we announced a rightsizing initiative in February 2008. Total worldwide headcount at December 31, 2007 was approximately 580 persons, including contracted personnel in Pune, India, and we anticipate total headcount at March 31, 2008 to be approximately 440 persons, a reduction of 140 personnel, including consultants. Further reductions and balancing of onshore / offshore resources could occur if we are unable to grow our revenues. There have been and may continue to be substantial severance and other employee–related costs associated with the workforce reduction and balancing and our restructuring plan is expected to yield other consequences, such as attrition beyond the planned reduction. In addition, certain of the employees who were terminated possessed specific knowledge or expertise, and we may be unable to transfer that knowledge or expertise to others in our operations. In that case, the absence of such employees creates significant operational difficulties. Further, the reduction in workforce may reduce employee morale, may create concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce and place undue strain upon our operational resources. As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.
     Changes in the healthcare industry, including the changes to reimbursement schedules under the Deficit Reduction Act of 2005, are expected to continue to negatively impact our business—The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform the U.S. healthcare system and to change healthcare financing and reimbursement systems. In 2005, Congress legislated an increase (fee schedule update) of approximately 1.5% in the overall federal reimbursement rates for physician and outpatient services, including diagnostic imaging services. On February 8, 2006, the President signed the DRA into law. Effective for services provided on or after January 1, 2007, the DRA provides that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital-based freestanding facilities will be capped at the lesser of reimbursement under the Medicare Part B physician fee schedule or the Hospital Outpatient Prospective Payment System, or HOPPS, schedule. The DRA also codifies the reduction in reimbursement for multiple images on contiguous body parts previously announced by the Centers for Medicare and Medicaid Services (“CMS”). Effective January 1, 2007, CMS is paying 100% of the technical component of the higher-priced imaging procedure and 75% for the technical component of each additional procedure for imaging procedures within a family of codes involving contiguous body parts when the multiple procedures are performed in the same session.
     A significant portion of our net sales are derived directly or indirectly from sales to end-users, including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs (principally, Medicare and Medicaid). We believe that the implementation of the reimbursement reductions contained in the DRA has adversely impacted our end-user customers’ revenues per examination, which has caused some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services, including maintenance. The risk of more Medicare imaging reimbursement cuts remains. As an example, the “sustainable growth rate” (SGR) provisions under Federal law would have mandated approximately a 10.1 percent reduction in the Medicare conversion factor for 2008, which would result in lower reimbursement payments. In late December 2007, Congress passed, and the President signed, the Medicare, Medicaid, and State Children’s Health Insurance Program (SCHIP) Extension Act of 2007, which changed this to a 0.5 percent increase, but only for services rendered from January 1, 2008 through June 30, 2008. Absent additional legislation, another cut will go into effect on July 1, 2008. In addition, an approach to replace the current SGR formula is being considered, and it is not known what effect any new approach would have on imaging reimbursement.
     Litigation or regulatory actions could adversely affect our financial condition—We and certain of our former officers are defendants in several lawsuits relating to our accounting and financial disclosure. These lawsuits and other legal matters in which we have become involved are described in Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K. These lawsuits continue to present material and significant risks to us. We are unable at this time to predict the outcome of these actions or reasonably estimate a range of damages in the event plaintiffs in these matters prevail under one or more of their claims.
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
     Our ability to obtain directors’ and officers’ liability insurance in the future and to maintain coverage under existing policies may be adversely affected by the lawsuits and regulatory actions against us and certain of our executive officers—We have purchased directors’ and officers’ liability insurance that may provide coverage for some or all of the matters described immediately above. However, the facts alleged in the lawsuits and the regulatory actions described above may jeopardize existing coverage. Certain of the D&O insurers have indicated they may seek to rescind the existing policies. If such insurance policies were rescinded, our results of operations and liquidity may be significantly impaired. Further, the insurers may take the position that some or all of the claims will not be covered by such policies. Moreover, even if there is full coverage, there is a chance that our ultimate liability will exceed the available insurance limits.
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
     Relationships with our customers, potential customers and suppliers have been adversely affected, and our competitors’ competitive position improved, by our restatement of our financial results, related litigation and regulatory proceedings and management turnover—Due to our restatements of our financial statements, litigation and regulatory proceedings, and the threat of a potential NASDAQ delisting, our customers and potential customers, new and existing suppliers and others have had concerns that we have become unreliable in operating our business. As a result, we have experienced, and may continue to experience, a decrease in the number of new customers or reluctance on the part of existing customers to renew their contracts with us. In addition, we have experienced and may continue to experience, a loss of other important business relationships. As a result, our business has been materially harmed and our competitors’ competitive positions relative to us have been improved.
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
     The length of our sales and implementation cycles may adversely affect our future operating results—We have experienced long sales and implementation cycles. How and when to implement, replace, expand or substantially modify medical imaging management software, or to modify or add business processes, are major decisions for our end–user target market. Furthermore, our software generally requires significant capital expenditures by our customers, especially OEMs. The sales cycle for our software ranges from six to 18 months or more from initial contact to contract execution. Our end–user implementation cycle has generally ranged from three to nine months from contract execution to completion of implementation. During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software. We may not realize any revenues to offset these expenditures. Additionally, any decision by our customers to delay or cancel purchases or the implementation of our software may adversely affect our net sales.
     We face aggressive competition in many areas of our business, and our business will be harmed if we fail to compete effectively—The markets for medical imaging solutions and teleradiology are highly competitive and subject to rapid technological change. We may be unable to maintain our competitive position against our current and potential competitors. Many of our current and potential competitors have greater financial, technical, product development, marketing and other resources than we have, and we may not be able to compete effectively with them. In addition, new competitors may emerge and our system and software solution offerings may be threatened by new technologies or market trends that reduce the value of our solutions. Further, our recent challenges may have weakened our competitive position.
     We often “compete” with OEMs’ internal software engineering groups. The size and competency of these internal software engineering groups continue to increase creating additional competition for us. In the area of RIS and PACS workflow applications, there are many competitors who offer portions of an integrated radiology solution through their RIS and PACS. Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

     The development and acquisition of additional products, services and technologies, and the improvement of our existing products and services requires significant investments in research and development. For example, our current product candidates are in various stages of development, and may require significant further research, development, pre–clinical or clinical testing, regulatory approval and commercialization. If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.
     Our proprietary technology may be subject to infringement claims or may be infringed upon which could result in additional costs or lost sales—Our success depends, in part, on our ability, and the ability of our licensors, to obtain, assert and defend patent rights, protect trade secrets and operate without infringing the proprietary rights of others. We currently own or have rights to a number of U.S. patents and have a number of outstanding patent applications. We may not, however, be able to obtain additional licenses to patents of others or be able to develop additional patentable technology of our own. Any patents issued to us may not provide us with competitive advantages, or the patents or proprietary rights of others may have an adverse effect on our ability to do business. Others may independently develop similar products or design around such patents or proprietary rights owned by or licensed to us. Any patent obtained or licensed by us may not be held to be valid and enforceable if challenged by another party. We also have offshore operations where laws do not always protect intellectual property rights to the same extent as those in the United States. Accordingly, our efforts to protect our intellectual property offshore may be inadequate.
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
     We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non–compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information, to protect the processes, concepts, ideas and documentation associated with our solutions. Such methods may not afford sufficient protection to us, and we may not be able to protect our trade secrets adequately or to ensure that other companies would not acquire information that we consider proprietary.
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
     Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us—Federal regulations under HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non–compliant formats and health plans. Collectively, these groups are known as covered entities. The HIPAA regulations proscribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form. Though we are not a covered entity, most of our customers are and require that our software and services adhere to HIPAA regulations. Any failure or perception of failure of our software or services to meet HIPAA regulations could adversely affect demand for our software and services and force us potentially to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients. States and foreign jurisdictions in which our clients or we operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy regulations. This may lead to different restrictions for handling individually identifiable health information. As a result, our customers may demand IT solutions and services that are adaptable to reflect different and changing regulatory requirements, which could increase our development costs. In the future, federal, state or foreign governmental authorities may impose new data security regulations or additional restrictions on the collection, use, transmission and other disclosures of health information. We cannot predict the potential impact that these future rules may have on our business; however, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.
     The complexity presented by international operations could negatively affect our business—Net sales from customers outside of the U.S., which we classify as international net sales, account for a material portion of our revenues. Net sales from our international customers accounted for approximately 22% of total net sales for the year ended December 31, 2007, 18% of our total net sales for the year ended December 31, 2006, and 40% of our total net sales for the year ended December 31, 2005. Our international operations may not produce sufficient international sales and our overseas development efforts may not generate saleable products. Our international operations also present a number of other risks, including the following:
•	the need to conform with local business and market norms;

•	difficulties managing and integrating new international facilities;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	potentially unfavorable economic conditions outside of the U.S.;

•	changes in local currencies may impact the attractiveness of our product as we invoice most of our net sales in U.S. Dollars;

•	certification requirements;

•	lack of, or limited protection of intellectual property rights in some countries;

•	potentially adverse tax consequences;

•	wage pressures, particularly in India, where wages are generally rising at a faster rate than in the United States;

•	political instability;

•	trade protection measures and other regulatory requirements;

•	service provider and government spending patterns;

•	potential adverse impact on the demand for products and services of U.S.–based businesses due to perceptions regarding U.S. foreign policy;

•	natural disasters, war or terrorist acts;

•	ineffective strategic relationships with international partners; and

•	political conditions which may threaten the safety of our employees or the employees of our customers or our continued presence in foreign countries, particularly civil unrest and hostilities among neighboring countries in South Asia, including India and Pakistan.
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
     Product liability suits against us could result in expensive and time consuming litigation, payment of substantial damages and an increase in our insurance rates—Many of our software solutions provide data for use by healthcare providers in clinical decision making and creating patient treatment plans. If our software fails to provide accurate and timely information, or if our content or any other element of our software is associated with faulty clinical decisions or treatment, we could be exposed to claims of liability by customers, clinicians or patients against us relating to the use of our software solutions. The assertion of such claims, whether or not valid, and the ensuing litigation, regardless of its outcome, could result in substantial cost to us, diverting management’s attention from our operations and decreasing market acceptance of our software. The allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable, may not be binding upon patients, or may not otherwise protect us from liability for damages. Although we maintain product liability insurance coverage, our coverage may not cover a particular claim that may be brought in the future, may prove to be inadequate or may not be available in the future on acceptable terms, if at all. A successful claim brought against us, which is uninsured or underinsured, could materially harm our business, results of operations or financial condition.
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

     The trading price of our Common Stock has been volatile and may fluctuate substantially in the future—The price of our Common Stock has been, and is likely to continue to be, volatile. For example, the closing price of our Common Stock from January 1, 2007 through March 25, 2008 was as high as $7.18 and as low as $0.35. The trading price of our Common Stock may continue to fluctuate widely as a result of a number of factors, some of which are not in our control, including:
•	our ability to meet or exceed the expectations of analysts or investors;

•	changes in our own forecasts or earnings estimates by analysts;

•	quarter–to–quarter variations in our operating results;

•	announcements regarding clinical activities or new products by our competitors or us;

•	general conditions in the healthcare IT industry;

•	governmental regulatory action and healthcare reform measures, including changes in reimbursement rates for imaging procedures;

•	rumors about our performance or software solutions;

•	uncertainty regarding our financial situation and ability to continue as a going concern;

•	inability to raise additional capital;

•	price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many software, healthcare and technology companies; and

•	general economic conditions.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     None.
Item 2. PROPERTIES
     Our principal facilities are located in Milwaukee, Wisconsin in an approximate 36,000 square foot office leased through April 2011 at a rate of approximately $0.4 million per year and in Mississauga, Ontario in an approximate 75,000 square foot office leased through December 31, 2009, at a rate of approximately $1.1 million per year. We also have locations with leased facilities in Hudson, Ohio; Burlington, Massachusetts; Alpharetta, Georgia; Nuenen, the Netherlands; Paris, France and Pune, India.

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
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case. Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250,000. These costs were accrued for as of December 31, 2007. The proposed settlement is subject to preliminary and final approval from the Circuit Court of Milwaukee County, Wisconsin. A preliminary approval hearing has been set for April 9, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
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
     In addition to the matters above, we are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our Common Stock trades on the NASDAQ National Market (now designated the NASDAQ Global Market) (in both cases, the “NASDAQ”).
     The following table sets forth for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ:
Common Stock Market Prices

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
2007
High	$4.43	$6.61	$7.25	$6.73
Low	$0.98	$3.88	$4.78	$3.62

2006
High	$8.14	$8.17	$16.06	$27.37
Low	$5.72	$6.43	$11.31	$15.01
     According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 273 shareholders of record of Common Stock as of March 5, 2008. As of the same date, we estimate that there were in excess of 12,500 beneficial holders of our Common Stock.
Dividend Policy
     We have not paid any cash dividends on our Common Stock since formation. We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.
Recent Sales of Unregistered Securities
     We did not sell any shares of our Common Stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fourth quarter of 2007.
     On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20 million of our Common Stock over a two–year period. As of December 31, 2007, we had not made any repurchases under this plan. This repurchase program replaced a previous plan that expired on August 24, 2006, two years after its initial implementation, without any shares having been repurchased.
Item 6. SELECTED FINANCIAL DATA
     The following selected historical financial data is qualified in its entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Annual Report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005(1)	2004	2003
	(in thousands, except for share and per share data)
Statements of Operations Data:
Net sales	$59,572	$74,322	$82,538	$25,477	$24,268
Operating income (loss)(2)(3)	(171,238)	(252,087)	4,377	(250)	3,064
Income (loss) before income taxes	(171,808)	(249,473)	5,113	219	2,962
Income tax expense (benefit)	(240)	9,450	8,373	(1,444)	(1,325)
Net income (loss)	(171,568)	(258,923)	(3,260)	1,663	4,287
Earnings (loss) per share:
Basic	$(5.06)	$(7.68)	$(0.13)	$0.13	$0.37
Diluted	(5.06)	(7.68)	(0.13)	0.12	0.34
Weighted average shares outstanding:
Basic	33,913,379	33,701,735	24,696,762	13,013,927	11,566,054
Diluted	33,913,379	33,701,735	24,696,762	13,827,522	12,586,900

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Working capital	$878	$27,101	$56,964	$22,786	$18,165
Total assets	61,635	234,875	500,045	85,853	66,110
Long–term debt obligations	—	—	—	—	—
Shareholders’ equity	24,405	189,925	442,592	54,949	50,709

(1)	Includes the results of Cedara Software Corp. from June 1, 2005, the date of our business combination.

(2)	For the year ended December 31, 2005 we incurred a charge for acquired in–process research and development of $13.0 million.

(3)	For the years ended December 31, 2007 and 2006, we incurred charges of $122.4 million and $214.1 million, respectively, related to the impairment of goodwill.
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A. of Part I of this Annual Report on Form 10-K. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K and Item 1A – Risk Factors.
     In light of the fact that our financial and liquidity positions have been deteriorating and are expected to continue to deteriorate and the concern as to whether we will be able to raise additional capital successfully and continue as a going concern, Management’s Discussion and Analysis is presented in the following order:
•	Overview

•	Liquidity and Capital Resources

•	Revenues and Expenses

•	Critical Accounting Policies

•	Results of Operations

•	Material Off Balance Sheet Arrangements

Overview
     We develop medical imaging and information management software and deliver related services. There are three business units within Merge Healthcare: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, our OEM business unit, which primarily sells software products, developer toolkits and custom engineering services to OEMs and VARs, comprised of companies that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa. We are currently planning to spin-off the entities comprising the Merge Healthcare EMEA business unit to the local management teams.
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
     We continue to face significant business challenges from restatements of certain of our financial statements completed in 2007 and 2006, the formal investigation being conducted by the SEC, and class action and other lawsuits. We believe that these matters have adversely affected the morale of our employees, our relationships with certain customers and potential customers, our reputation in the marketplace, and have continued to divert the attention of our Board of Directors and management from our business operations during 2007. Although we continue to believe that the DRA will ultimately be a catalyst in U.S. end-user customers moving to a filmless environment, we believe that the DRA has had a larger negative impact to our target market and our net sales during 2007 than we had originally anticipated. For a more detailed discussion of these items, see Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
     We have generated losses from operations over the past eight consecutive quarters. We have undertaken certain initiatives that we anticipate will increase our revenues and decrease our costs in the future, including:
•	Two separate right-sizings and reorganizations, the most recent one announced in February 2008 includes personnel terminations from all parts of the organization;

•	Implementation of and significant changes to our onshore/offshore global software engineering and support delivery model; and

•	Our new teleradiology services offering announced in November of 2007.
     However, for the year ended December 31, 2007, our net loss from operations amounted to $171.6 million, our cash and cash equivalents has decreased from $45.9 million at December 31, 2006 to $14.0 million at December 31, 2007 and we currently have no credit facility. As a result, we are currently completely dependent on available cash and operating cash flow to meet our capital needs. We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.
     We review goodwill and indefinite lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount. Goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the three months ended September 30, 2007, several material events occurred that caused us to test for impairment between annual tests. Based on the results of our impairment test, we determined that goodwill and certain intangible assets were impaired as of September 30, 2007. Accordingly, in the three months ended September 30, 2007, we recorded a goodwill impairment charge of $122.4 million and impairment charges for trade names, patents and purchased and developed software and customer relationships of $0.8 million, $4.7 million and $4.3 million, respectively. (See Note 2 of the notes to consolidated financial statements for further discussion on impairment charges.)

Liquidity and Capital Resources
     Our cash and cash equivalents were $14.0 million at December 31, 2007, a decrease of approximately $31.9 million, or 69.5%, from our balance of $45.9 million at December 31, 2006. In addition, our working capital was $0.9 million at December 31, 2007, a decrease of $26.2 million, or 96.8%, from our working capital of $27.1 million at December 31, 2006. We anticipate that we will continue to use cash during at least the first half of 2008 as we continue to invest in our new teleradiology business and infrastructure required to grow our business.
Operating Cash Flows
     Cash used in operating activities was $28.6 million during the year ended December 31, 2007, compared to $15.0 million during the year ended December 31, 2006. Our negative operating cash flow in the year ended December 31, 2007 was primarily due to the loss from operations (excluding non-cash depreciation, amortization and related impairment charges of $16.7 million, an other-than-temporary impairment on equity investments of $1.2 million, share-based compensation of $5.0 million and a goodwill and trade name impairment charge of $123.2 million), the timing of the payments for legal fees (including certain settlements) in connection with the class action, derivative and other lawsuits, and restructuring related payments.
     We anticipate that we will pay approximately $0.1 million over the next several quarters for termination benefits and related restructuring costs in connection with our restructuring initiative that we implemented during the fourth quarter of 2006. In addition, we anticipate that we will pay approximately $2.0 million over the next several quarters for termination benefits and restructuring costs in connection with a new restructuring initiative that we announced on February 14, 2008, as more fully explained below.
     We continue to incur significant legal fees in connection with the class action and other lawsuits and regulatory matters and expect to incur additional expenses until such matters are resolved. On March 6, 2008, we received $1.1 million from our primary directors and officers’ liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge Healthcare and some of its current and former directors and officers. Although the amount reimbursed is only a portion of the actual insurance coverage maintained by us, it is not possible at this time to estimate how much, if any, additional funds will be collected from the insurance carriers related to these defense costs or the magnitude of the additional costs to be incurred by us in connection with the outstanding litigation and SEC investigation.
Investing Cash Flows
     Cash used in investing activities was $3.5 million during the year ended December 31, 2007, which is attributable to capitalized software development costs of $0.8 million and purchases of capital equipment of $2.7 million.
Financing Cash Flows
     Cash provided by financing activities was $0.2 million during the year ended December 31, 2007 resulting from employee and director stock option exercises and purchases of Common Stock under our employee stock purchase plan.
Contractual Obligations
     Total outstanding commitments at December 31, 2007 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$7,237	$2,497	$2,902	$978	$860
     The contractual obligations table above reflects amounts due under all our leases, including leases entered into during the year ended December 31, 2007 for new facilities located in Atlanta, GA and Pune, India. The contractual obligations reflected above are net of sub-lease income that is contractually owed to us of $0.2 million in 2008 and 2009. We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General
     We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs until at least the latter half of the second quarter of 2008. We have undertaken certain initiatives over the last 12 months that we believe will increase our revenues and decrease our costs in the future, including our new teleradiology offering announced in November of 2007 and our ongoing cost reduction plan of both onshore employee and offshore contractor terminations. On February 14, 2008, we announced the reduction in our worldwide headcount from approximately 600 individuals at September 30, 2007 to approximately 440 persons, including contracted personnel in Pune, India, by March 31, 2008, with the vast majority of those reductions having been completed concurrent with or before the announcement. This rightsizing initiative is designed to better align our costs with our anticipated revenues going forward and includes personnel terminations from all parts of the organization. We anticipate that these personnel reductions and the closing of our Burlington, Massachusetts office will result in annual cost savings of approximately $10.0 million as compared to our operating expenses for the third quarter ended September 30, 2007. As a result of this rightsizing initiative, we anticipate that we will recognize a charge in our financial statements for the first quarter ending March 31, 2008 of approximately $2.0 million, consisting of approximately $1.3 million in severance costs and approximately $0.7 million in other costs including primarily legal fees and future lease payments on the Burlington, Massachusetts office, which we have completely vacated.
     We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern. Any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2008 and beyond will depend on a variety of factors such as the extent of losses from operations, the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities. For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Revenues and Expenses
     The following is a brief discussion of our revenues and expenses:
Net Sales
     Net sales consist of software and other sales, net of estimated returns and allowances, and professional services and maintenance. Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers. Professional services and maintenance consists of installation, custom engineering services, training, consulting, and software maintenance and support.
Cost of Sales
     Cost of sales consists of purchased components, third–party royalties, costs to service and support our customers, and amortization of patents and purchased and developed software, including related impairments. The cost of software and other includes purchased components and third–party royalties included in software and hardware sales to our customers. The cost of services and maintenance includes headcount and related costs incurred in our performance of installation, custom engineering services, training, consulting, and software maintenance and support. Purchased and developed software is amortized over its estimated useful life. Each quarter we test our purchased and developed software for impairment by comparing its fair value (estimated using undiscounted future cash flows) to the carrying value of the software. If the carrying value of the software exceeds its fair value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Sales and Marketing Expense
     Sales and marketing expense includes the costs of our sales and marketing departments, commissions and costs associated with trade shows.
Research and Development Expense
     Research and development expense consists of expenses incurred for the development of our proprietary software and technologies. The costs reflected in this category are reduced by software development costs capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The amortization of capitalized software development costs and any related impairments is included in cost of sales.
General and Administrative Expense
     General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expense, legal fees and general corporate matters.
Acquired In–Process Research and Development
     In connection with our business combination with Cedara Software Corp. in 2005, we incurred a charge for acquired in–process research and development.
     The value we assigned to acquired in–process technology was determined by identifying the acquired specific in–process research and development projects that would be continued, and for which (1) technological feasibility had not been established at the transaction date, (2) there was no alternative future use, and (3) the fair value was estimable with reasonable reliability. At the date of the business combination, Cedara Software Corp. had in–process projects meeting this definition associated with the Cedara next–generation PACS workstation, OEM imaging platforms and image acquisition console projects.
Goodwill and Trade Name Impairment, Restructuring and Other Expenses
     Goodwill and trade name impairment, restructuring and other expenses consist of impairment of goodwill and trade names (see Note 2 of the notes to consolidated financial statements included herein), severance to involuntarily terminated employees and impairment of non–cancelable building leases associated with restructuring activities.
Depreciation, Amortization and Impairment
     Depreciation and amortization, including any impairment, is assessed on capital equipment, leasehold improvements and our customer relationships intangible asset. Depreciation and amortization are recorded over the respective asset’s useful life. We also record impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets recovery.
Other Income (Expense)
     Other income (expense) is comprised of interest income earned on cash and cash equivalent balances, interest expense incurred from borrowings and foreign exchange gains or losses on foreign currency payables for Cedara Software and on foreign currency payables and receivables at our Nuenen, Netherlands branch and at our subsidiaries located in Paris, France and Shanghai, China. In addition, we also record any more-than-temporary impairment charges recognized on our equity investments in non-public companies in other income (expense).
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
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long–lived assets, goodwill and other intangible asset valuation, share–based compensation expense, income taxes, guarantees and loss contingencies.

Revenue Recognition
     We derive revenues primarily from the licensing of software, sales of hardware and related ancillary products, installation, engineering services, training, consulting, and software maintenance and support. Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts. These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non–standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97–2, Software Revenue Recognition, or Emerging Issues Task Force (“EITF”) Issue No. 00–21, Revenue Arrangements with Multiple Deliverables, and if so, the relative fair value that should be allocated to each of the elements as well as when to recognize revenue for each element.
     For software arrangements, we recognize revenue in accordance with SOP No. 97–2. This generally requires revenue recognized on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, to be allocated to each element based on the vendor–specific objective evidence (“VSOE”) of fair values of those elements. Revenue from multiple–element software arrangements is recognized using the residual method, pursuant to SOP No. 98–9, Modification of SOP No. 97–2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98–9”). Under the residual method, revenue is recognized in a multiple–element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if vendor–specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. For sales transactions where the software is incidental, the only contract deliverable is custom engineering or installation services, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00–21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.
     We allocate revenue to each undelivered element in a multiple–element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the lesser of the related maintenance period or the economic life of the software.
     Revenue from software licenses is recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection of the related receivable is probable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract. In addition, in certain transactions we may negotiate that the customer provides common stock ownership in consideration as part of the sale. We generally do not request collateral from customers.
     Revenue from software licenses sold through annual contracts that include software maintenance and support is deferred and recognized ratably over the contract period. Revenue from installation, engineering services, training, and consulting services is recognized as services are performed.
     Revenue from sales of RIS and from RIS/PACS solutions, and other specific arrangements where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage–of–completion method, as prescribed by SOP No. 81–1, Accounting for Performance on Construction–Type and Certain Production–Type Contracts. Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project. Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated labor hours and reflect changes in estimates in the period that such estimates are revised under the cumulative catch–up method. At times, we have had difficulty accurately estimating the number of days required to complete the consulting and installation services and, accordingly, accurately estimating the percentages of completion.
     Our OEM software products are typically fully functional upon delivery and do not require significant modification or alteration. Fees for services to OEM customers are billed separately from licenses of our software products. For sales transactions involving only the delivery of custom engineering services, we recognize revenue under proportional performance guidelines of SAB No. 104.
     For certain contracts accounted for under SAB No. 104 and EITF No. 00–21 the arrangement dictates that we invoice the customer for 10% of the contract value of the products delivered upon completion of hardware installation and acceptance by the customer. As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.
     Deferred revenue is comprised of deferrals for license fees, support and maintenance, and other services. Long–term deferred revenue as of December 31, 2007, represents license fees, support and maintenance, and other services to be earned or provided after January 1, 2009.
     We record reimbursable out–of–pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance in accordance with EITF Issue No. 01–14, Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred. In accordance with EITF Issue No. 00–10, Accounting for Shipping and Handling Fees, the reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale. We account for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).
Allowance for Doubtful Accounts and Sales Returns
     Based upon past experience and judgment, we establish allowances for doubtful accounts with respect to our accounts receivable and sales returns. We determine collection risk and record allowances for bad debts based on the aging of accounts and past transaction history with customers. In addition, our policy is to allow sales returns when we have preauthorized the return. Based on our historical experience of returns and customer credits, we have determined an allowance for estimated returns and credits in accordance with FASB No. 48, Revenue Recognition When the Right of Return Exists. We monitor our collections, write–off and returns and credit experience to assess whether adjustments to our allowance estimates are necessary. Changes in trends in any of the factors that we believe impact the realizability of our receivables or modifications to our credit standards, collection, return and credit, authorization practices or other related policies may impact our estimates.
Software Capitalization
     Software capitalization commences when we determine that projects have achieved technological feasibility, unless the costs expected to be incurred after achieving technological feasibility until general release are immaterial. Our determination that a project has achieved technological feasibility does not ensure that the project can be commercially salable as a product. Amounts capitalized include direct labor and estimates of overhead attributable to the projects. The useful lives of purchased software and capitalized software are assigned by management, based upon the expected life of the software. We also estimate the realizability of purchased and capitalized values based on undiscounted projections of future net operating cash flows through the sale of the respective products. If we determine in the future that the value of purchased or capitalized software cannot be recovered, a write down of the value of the software to its recoverable value may be required. If the actual achieved revenues are lower than our estimates or the useful life of a product is shorter than the estimated useful life, the asset may be deemed to be impaired and, accordingly, a write down of the value of the asset or a shorter amortization period may be required.
Other Long–Lived Assets
     Other long–lived assets, including patents, property and equipment and customer relationships, are amortized over their expected lives, which are estimated by us. We also make estimates of the impairment of these long–lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support the assets recovery. If the actual useful life of a long–lived asset is shorter than the useful life estimated by us, the assets may be deemed to be impaired and, accordingly, a write down of the value of the assets generally determined by a discounted cash flow analysis or a shorter depreciation or amortization period may be required. See Note 2 of the notes to consolidated financial statements for a discussion of the impairment of customer relationships in 2007.
Goodwill and Other Intangible Assets
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows. Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates. In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount. See Note 2 of the notes to consolidated financial statements for a discussion of the impairment of goodwill and trade names in 2007 and 2006.
Share–based Compensation Expense
     We use the modified prospective transition method of SFAS No. 123(R), Share–Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock–Based Compensation, which we adopted on January 1, 2006 to account share-based awards (previously we accounted for such costs under APB No. 25, Accounting for Stock Issued to Employees). Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all share–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant–date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share–based awards granted subsequent to January 1, 2006, based on the grant–date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the Black–Scholes option pricing model to estimate the fair value of stock–based awards on the date of grant utilizing certain assumptions including expected volatility, which we base on the historical volatility of our stock and other factors, and estimated option life, which represents the period of time the options granted are expected to be outstanding and is based, in part, on historical data. We also estimate employee terminations (option forfeiture rate), which is based, in part, on historical data. Although we believe our assumptions used to calculate share–based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.
Income Taxes
     As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Pursuant to FIN No. 48, we have reclassified as noncurrent, unrecognized tax benefits not expected to be paid within one year. In May 2007, the FASB issued staff position FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN No. 48-1”) which amended FIN No. 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under FSP FIN No. 48-1, a tax position could be effectively settled through an examination by a taxing authority. Since adoption, we have applied FIN No. 48 in a manner consistent with the provisions of FSP FIN No. 48-1.
     The provision for income taxes is determined in accordance with SFAS No. 109. A current liability is recognized for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more–likely–than–not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that valuation allowance will be recorded as an adjustment to goodwill to the extent goodwill exists. Otherwise, such valuation allowance will be reflected in the Statement of Operations.
     The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We apply the provisions of FIN No. 48 to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations. The provision for income taxes includes the impact of changes in the FIN 48 liability. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.
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
     Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non–employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Merge Healthcare and certain of our former officers are defendants in several lawsuits. These lawsuits and other legal matters in which we have become involved are described in Note 8 of the notes to consolidated financial statements. We have accrued for indemnification costs as of December 31, 2007 for certain of our former officers for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.
Loss Contingencies
     We have accrued for costs as of December 31, 2007 and may, in the future, accrue for costs associated with certain contingencies, including, but not limited to settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable. Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved. See Item 3, “Legal Proceedings,” in this Annual Report on Form 10-K for a discussion of matters for which we may be required, in the future, to accrue costs.
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our financial condition or results of operations.
Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
     The following table sets forth selected, summarized consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Years Ended December 31,						Change
	2007	%	(1)	2006	%	(1)	$	%
Net sales:
Software and other	$29,590		49.7%	$40,275		54.2%	$(10,685)	-26.5%
Services and maintenance	29,982		50.3%	34,047		45.8%	(4,065)	-11.9%

Total net sales	59,572		100.0%	74,322		100.0%	(14,750)	-19.8%
Cost of sales:
Software and other	6,722		22.7%	10,651		26.4%	(3,929)	-36.9%
Services and maintenance	14,089		47.0%	14,472		42.5%	(383)	-2.6%
Amortization and related impairment	8,537	NM(2)		5,532	NM(2)		3,005	54.3%

Total cost of sales	29,348		49.3%	30,655		41.2%	(1,307)	-4.3%

Gross margin
Software and other	14,331	48.4	%(3)	24,092	59.8	%(3)	(9,761)	-40.5%
Services and maintenance	15,893		53.0%	19,575		57.5%	(3,682)	-18.8%

Total gross margin	30,224		50.7%	43,667		58.8%	(13,443)	-30.8%
Operating expenses:
Sales and marketing	18,565		31.2%	20,100		27.0%	(1,535)	-7.6%
Product research and development	21,065		35.4%	19,364		26.1%	1,701	8.8%
General and administrative	29,492		49.5%	28,752		38.7%	740	2.6%
Goodwill and trade name impairment, restructuring and other expenses	124,131		208.4%	223,505		300.7%	(99,374)	-44.5%
Depreciation, amortization and impairment	8,209		13.8%	4,033		5.4%	4,176	103.5%

Total operating costs and expenses	201,462		338.2%	295,754		397.9%	(94,292)	-31.9%

Operating loss	(171,238)		-287.4%	(252,087)		-339.2%	80,849	32.1%
Other income (expense), net	(570)		-1.0%	2,614		3.5%	(3,184)	-121.8%

Loss before income taxes	(171,808)		-288.4%	(249,473)		-335.7%	77,665	31.1%
Income tax expense	(240)		-0.4%	9,450		12.7%	(9,690)	-102.5%

Net loss	$(171,568)		-288.0%	$(258,923)		-348.4%	$87,355	33.7%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.
Net Sales
     Net sales, by business unit, are indicated (in thousands) as follows:

	Years Ended December 31,					Change
	2007	%	2006		%	$	%
Cedara:
Software and other	$12,919	21.7%	$11,922		16.0%	$997	8.4%
Services and maintenance	8,797	14.8%	8,154		11.0%	643	7.9%

Total net sales	21,716	36.5%	20,076		27.0%	1,640	8.2%
Merge Healthcare North America
Software and other	14,473	24.3%	26,816	(1)	36.1%	(12,343)	-46.0%
Services and maintenance	19,575	32.9%	25,142	(2)	33.8%	(5,567)	-22.1%

Total net sales	34,048	57.2%	51,958		69.9%	(17,910)	-34.5%
Merge Healthcare EMEA
Software and other	2,198	3.7%	1,537		2.1%	661	43.0%
Services and maintenance	1,610	2.8%	751		1.0%	859	114.4%

Total net sales	3,808	6.4%	2,288		3.1%	1,520	66.4%

Total net sales	$59,572		$74,322			$(14,750)

(1)	Amount includes $11,485 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.

(2)	Amount includes $4,791 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.
     Software and Other Sales. Total software and other sales for the year ended December 31, 2007 were $29.6 million, a decrease of approximately $10.7 million, or 26.5%, from $40.3 million for the year ended December 31, 2006. The decrease in software and other sales primarily resulted from a $12.3 million decrease in revenue recognized on software and other sales through our Merge Healthcare North America business unit. During the year ended December 31, 2006, we recognized $11.5 million of software and other sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. Our Merge Healthcare North America business unit also experienced decreased bookings and revenue during the year ended December 31, 2007 resulting from our internal delays in the delivery of certain software products and the impact of the DRA, which has caused some of our customers to respond by reducing their investments or postponing investment decisions, including investments in our software solutions. Software and other sales for Cedara increased $1.0 million, primarily due to $0.9 of revenue recognized on a significant multi-year deal signed with a single customer during 2007 for which delivery of the product functionality occurred in the fourth quarter of 2007. We expect to recognize at least an additional $1.4 million in software sales from this customer contract over the next two years. Software and other sales for Merge Healthcare EMEA increased $0.7 million, primarily due to our focus on end-user customers in Europe and the Middle East in 2007 as a result of the reorganized operations that occurred in late 2006. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.
     Service and Maintenance Sales. Total service and maintenance sales for the year ended December 31, 2007 were $30.0 million, a decrease of approximately $4.1 million, or 11.9%, from $34.0 million for the year ended December 31, 2006. The decrease in service and maintenance sales primarily resulted from a $5.6 million decrease in revenue recognized through our Merge Healthcare North America business unit. During the year ended December 31, 2006, we recognized $4.8 million of service and maintenance sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. Our Merge Healthcare North America business unit also experienced a delay in delivery of certain software products, which negatively impacted our implementation service schedule and resulting service sales in the year ended December 31, 2007 and the impact of the DRA has adversely impacted the renewals of maintenance for certain customers. Service and maintenance sales for Cedara increased $0.6 million, primarily due to a renewed focus on customer contracts involving custom engineering services. Service and maintenance sales for Merge Healthcare EMEA increased $0.9 million, primarily due to our focus on end-user customers in Europe and the Middle East in 2007, as a result of the reorganized operations that occurred in late 2006.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $14.3 million for the year ended December 31, 2007, a decrease of approximately $9.8 million, or 40.5%, from $24.1 million for the year ended December 31, 2006. The decrease is due primarily to decreased sales and a $4.7 million impairment charge related to our patents and purchased and capitalized software development costs recorded in the year ended December 31, 2007, compared to $1.0 million in the year ended December 31, 2006. Gross margin on software and other sales, as a percentage of related sales, was unusually high for the year ended December 31, 2006 due to the inclusion of $11.5 million of software and other sales and $2.6 million of related costs on customer contracts entered into in previous years for which the revenue was previously deferred. Excluding the impact of these events, gross margin on software and other sales was $19.0 million for the year ended December 31, 2007, an increase of approximately $2.8 million, or 17.6%, from $16.2 million for the year ended December 31, 2006. Excluding these items, gross margin on software and other sales as a percentage of software and other sales increased to 64.3% in the year ended December 31, 2007 from 56.2% in the year ended December 31, 2006. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units and modestly improve provided that the volume of software sales increases in relation to total sales.

     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $15.9 million for the year ended December 31, 2007, a decrease of approximately $3.7 million, or 18.8%, from $19.6 million for the year ended December 31, 2006. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 53.0% in the year ended December 31, 2007 from 57.5% in the year ended December 31, 2006. Gross margin on services and maintenance sales, as a percentage of related sales, was unusually high for the year ended December 31, 2006 due to the inclusion of $4.8 million of service and maintenance sales on customer contracts entered into in previous years for which the revenue was previously deferred. There were minimal services incurred and expensed during the period related to such $4.8 million of sales as costs related to these sales were previously expensed in the prior periods in which such costs were incurred. Exclusive of sales recognized from this event, gross margin on services and maintenance sales, as a percentage of related sales, was 50.5% in the year ended December 31, 2006. As part of our November 2006 restructuring plan, we began offering customer service and support for certain of our products to our customers through contracted offshore support personnel, located in Pune, India. At December 31, 2007, we were using approximately 35 offshore customer service and support individuals in Pune. As part of our ongoing cost reduction plan, we have had certain onshore employee and offshore contractor customer service and support personnel terminations subsequent to December 31, 2007 and we currently expect to have approximately 25 offshore customer service and support personnel in India at the end of the first quarter of 2008. The costs incurred for the year ended December 31, 2007 from the offshore support personnel, which increased from 12 at December 31, 2006 to a high of 44 in 2007 (prior to recent reductions), were offset by reduced onshore related expenses as a result of our restructuring initiative in late 2006. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the year ended December 31, 2007.
Sales and Marketing
     Sales and marketing expense decreased approximately $1.5 million, or 7.6%, to approximately $18.6 million in the year ended December 31, 2007 from $20.1 million in the year ended December 31, 2006. As part of our ongoing cost reduction plan, salaries and related expenses decreased by $1.4 million from sales and marketing personnel terminations. As a result of ongoing cost reductions discussed above, including the rightsizing initiative announced on February 14, 2008, we anticipate that sales and marketing expenses will modestly decline in the first half of 2008.
Product Research and Development
     Product research and development expense increased approximately $1.7 million, or 8.8%, to $21.1 million in the year ended December 31, 2007 from $19.4 million in the year ended December 31, 2006. Increased product research and development expenses for the year ended December 31, 2007 were primarily attributable to $5.3 million of costs associated with the establishment of our offshore software development resources, which increased from 71 at December 31, 2006 to a high of 116 (prior to recent reductions). In addition, the amount of capitalized software development costs decreased by $1.3 million resulting in an increase in product research and development expense when compared with the year ended December 31, 2006. Partially offsetting the above increases was a $4.9 million reduction in our onshore expenses as a result of our restructuring initiative in late 2006. As part of our November 2006 restructuring plan, we began performing certain of our internal software development through contracted offshore software development personnel, located in Pune, India. At December 31, 2007, we were using approximately 105 offshore software development individuals in Pune. As part of our ongoing cost reduction plan, we have had both onshore engineer and offshore contractor terminations subsequent to December 31, 2007 and expect to have approximately 35 offshore software development personnel remaining in India at the end of the first quarter of 2008. Through the use of these offshore development personnel that have a lower blended cost per person compared to on-shore software engineers and the reduction in the total number of software engineers and contractors worldwide going forward, we anticipate that our product research and development costs will decline in the first half of 2008.
General and Administrative
     General and administrative expense increased approximately $0.7 million, or 2.6%, to $29.5 million in the year ended December 31, 2007 from $28.8 million in the year ended December 31, 2006. Increased general and administrative expenses were primarily attributable to $3.0 million of compensation and travel costs related to the expansion of our finance, information technology and executive management teams as well as our new teleradiology business, a $1.0 million increase in internal accounting related costs, audit fees and recurring legal fees, $0.4 million increase in other consulting costs, $0.3 million increase in bad debt expense and $0.3 million of costs incurred by our India subsidiary, which did not exist in 2006. The above are offset in part by a $3.6 million decrease in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits and $0.8 million in stock-based compensation expense. We incurred $5.3 million of such legal and accounting expenses in the year ended December 31, 2007 compared to $8.9 million of such legal and accounting expenses in the year ended December 31, 2006. We expect legal expenses to continue until our class action, derivative and other litigation matters are resolved.
Goodwill and Trade Name Impairment, Restructuring and Other Expenses
     As discussed in Note 2 of the notes to consolidated financial statements, we recorded a goodwill impairment charge of $122.4 million and a trade name impairment charge of $0.8 million during the year ended December 31, 2007. We performed a similar analysis in the prior year and as a result we recorded a goodwill impairment charge of $214.1 million and a trade name impairment charge of $6.7 million in the year ended December 31, 2006. We also recorded $1.0 million in restructuring charges during the year ended December 31, 2007 compared to $2.7 million in restructuring charges (primarily severance costs) in the year ended December 31, 2006, associated with the right-sizing and reorganization initiative announced in the fourth quarter of 2006.
Depreciation, Amortization and Impairment
     Depreciation, amortization and impairment expense increased approximately $4.2 million, or 103.5%, to $8.2 million in the year ended December 31, 2007 from $4.0 million in the year ended December 31, 2006. As discussed in Note 2 of the notes to consolidated financial statements, we recorded a customer relationships impairment charge of $4.3 million during the year ended December 31, 2007. For the year ended December 31, 2006, we did not incur any such charges.
Other Income (Expense), Net
     Other income (expense) decreased approximately $3.2 million, or 121.8% to an expense of $0.6 million in the year ended December 31, 2007 from income of $2.6 million in the year ended December 31, 2006 primarily due to a $1.3 million decrease in interest income as a result of our decreased cash and cash equivalents. We also recorded a loss of $1.2 million and $0.2 million, respectively, in the years ended December 31, 2007 and 2006 due to an other-than-temporary loss recognized on certain equity investments in non-public companies. In addition, other income decreased approximately $0.7 million in 2007 primarily due to foreign exchange losses on foreign currency payables at Cedara where the functional currency is the U.S. dollar.
Income Tax Expense (Benefit)
     We recorded an income tax benefit in the year ended December 31, 2007 of $0.2 million, an effective tax rate for the year ended December 31, 2007 of (0.1)%. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the impairment of nondeductible goodwill and the fact we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the year ended December 31, 2006 was approximately 3.8%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill and a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate. However, we do not anticipate recording significant federal income tax expense in 2008 due to the unrecognized benefit of significant net operating loss carryforwards in the United States and Canada at December 31, 2007, which will be available to offset future taxable income in those jurisdictions.
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     The results of operations for the year ended December 31, 2005 include those of Cedara Software Corp. after the business combination on June 1, 2005. The following table sets forth selected, summarized consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Years Ended December 31,				Change
	2006	% (1)	2005	% (1)	$	%
Net sales:
Software and other	$40,275	54.2%	$60,019	72.7%	$(19,744)	-32.9%
Services and maintenance	34,047	45.8%	22,519	27.3%	11,528	51.2%

Total net sales	74,322	100.0%	82,538	100.0%	(8,216)	-10.0%

	Years Ended December 31,						Change
	2006	%	(1)	2005	%	(1)	$	%
Cost of sales:
Software and other	10,651		26.4%	7,411		12.3%	3,240	43.7%
Services and maintenance	14,472		42.5%	11,087		49.2%	3,385	30.5%
Amortization and related impairment	5,532	NM	(2)	7,740	NM	(2)	(2,208)	-28.5%

Total cost of sales	30,655		41.2%	26,238		31.8%	4,417	16.8%

Gross margin
Software and other	24,092	59.8	%(3)	44,868	74.8	%(3)	(20,776)	-46.3%
Services and maintenance	19,575		57.5%	11,432		50.8%	8,143	71.2%

Total gross margin	43,667		58.8%	56,300		68.2%	(12,633)	-22.4%
Operating expenses:
Sales and marketing	20,100		27.0%	13,646		16.5%	6,454	47.3%
Product research and development	19,364		26.1%	9,444		11.4%	9,920	105.0%
General and administrative	28,752		38.7%	11,709		14.2%	17,043	145.6%
Acquired in-process research and Development	—		0.0%	13,046		15.8%	(13,046)	-100.0%
Goodwill and trade name impairment, restructuring and other expenses	223,505		300.7%	530		0.6%	222,975	NM (2)
Depreciation, amortization and impairment	4,033		5.4%	3,548		4.3%	485	13.7%

Total operating costs and expenses	295,754		397.9%	51,923		62.9%	243,831	469.6%

Operating loss	(252,087)		-339.2%	4,377		5.3%	(256,464)	NM (2)
Other income, net	2,614		3.5%	736		0.9%	1,878	255.2%

Loss before income taxes	(249,473)		-335.7%	5,113		6.2%	(254,586)	NM (2)
Income tax expense	9,450		12.7%	8,373		10.1%	1,077	12.9%

Net loss	$(258,923)		-348.4%	$(3,260)		-3.9%	$(255,663)	NM (2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.
Net Sales
     Software and Other Sales. Total software and other sales for the year ended December 31, 2006 were $40.3 million, a decrease of approximately $19.7 million, or 32.9%, from $60.0 million for the year ended December 31, 2005. The decrease is primarily attributable to $18.8 million of net sales recognized from contracts with two international customers in the year ended December 31, 2005, compared to no such significant customer sales in 2006 and a significant decrease in new customer contracts signed during the year ended December 31, 2006, offset by recognized $11.5 million of software and other sales for the year ended December 31, 2006 related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality and the inclusion of sales to Cedara’s OEM and end–user customers for twelve months in 2006 (compared to seven months for 2005). We believe the reduction in sales also resulted in part from a lack of clarity in the marketplace and in our sales channel regarding our integrated product strategy for direct sales following the business combination with Cedara Software Corp. In addition, as a result of the adverse business circumstances during the year ended December 31, 2006 following our delayed filings, the restatement of certain of our previously filed financial statements and our class action, derivative and other litigation matters, we believe that many prospective customers reacted by either deferring their buying decision to a later date or by excluding us as a potential vendor from their buying decisions during the year ended December 31, 2006.
     Service and Maintenance Sales. Total service and maintenance sales for the year ended December 31, 2006 were $34.0 million, an increase of approximately $11.5 million, or 51.2%, from $22.5 million for the year ended December 31, 2005. During the year ended December 31, 2006, we recognized $4.8 million of service and maintenance sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality. In addition, services performed in connection with Cedara OEM’s and end–user customers were included in sales for the entire twelve month period in 2006 (compared to seven months for 2005). Offsetting the increase were service and maintenance sales related to new customer sales, which decreased as a result of the factors discussed above.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $24.1 million for the year ended December 31, 2006, a decrease of approximately $20.8 million, or 46.3%, from $44.9 million for the year ended December 31, 2005. Gross margin on software and other sales as a percentage of software and other sales decreased to 59.8% in the year ended December 31, 2006 from 74.8% in the year ended December 31, 2005. The decrease in total gross margin and as a percentage of software and other sales is primarily due primarily to the decrease in software–only sales such as the two significant customer sales in 2005, which are typically contracted with our OEM customers. Sales relating to our OEM customers are primarily sales of imaging software without services, which generally carry higher margins than our solutions that may also include a service or hardware component. Gross margin for software and other sales also includes purchased and capitalized software development amortization and impairment charges. Impairment charges of only $1.0 million were recorded in the year ended December 31, 2006, compared to $3.6 million in the year ended December 31, 2005. In addition, the total decrease and decrease as a percentage of software and other sales above was offset by the inclusion of $11.5 million of software and other sales and $2.6 million of related costs in the year ended December 31, 2006 on customer contracts entered into in previous years for which the revenue was previously deferred.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $19.6 million for the year ended December 31, 2006, an increase of approximately $8.1 million, or 71.2%, from $11.4 million for the year ended December 31, 2005. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, increased to 57.5% in the year ended December 31, 2006 from 50.8% in the year ended December 31, 2005. Gross margin on services and maintenance sales, as a percentage of related sales, was unusually high for the year ended December 31, 2006 due to the inclusion of $4.8 million of service and maintenance sales on customer contracts entered into in previous years for which the revenue was previously deferred. There were minimal services incurred and expensed during the period related to such $4.8 million of sales as costs related to these sales were previously expensed in the prior periods in which such costs were incurred. Exclusive of sales recognized from this event, gross margin on services and maintenance sales, as a percentage of related sales, was 50.5% in the year ended December 31, 2006.
Sales and Marketing
     Sales and marketing expense increased approximately $6.5 million, or 47.3%, to approximately $20.1 million for the year ended December 31, 2006 from $13.6 million for the year ended December 31, 2005. The increase is to due to expenses incurred by Cedara’s OEM and end–user sales and marketing groups for twelve months in 2006 compared to seven months in 2005, our new business initiatives in Europe (which generated 2006 expenses of $1.2 million) and stock–based compensation expense for the year ended December 31, 2006 of $1.0 million.
Product Research and Development
     Product research and development expense increased approximately $9.9 million, or 105.0%, to $19.4 million for the year ended December 31, 2006 from $9.4 million for the year ended December 31, 2005. The majority of this increase was the result of the inclusion of expenses for Cedara’s OEM operations for twelve months in 2006 compared to seven months in 2005, a decrease in capitalized software development costs (which reduce the expense recorded in our statement of operations) and stock–based compensation expense for the year ended December 31, 2006 of $1.2 million. Capitalization of software development costs decreased $1.3 million, or 37.6%, to $2.3 million for the year ended December 31, 2006 compared to $3.6 million for the year ended December 31, 2005, as we spent a greater percentage of time on development of end-user product software updates, which effort is generally not capitalizable.
General and Administrative
     General and administrative expense increased approximately $17.0 million, or 145.6%, to $28.8 million for the year ended December 31, 2006 from $11.7 million for the year ended December 31, 2005. The increase was primarily attributable to the inclusion of expenses associated with Cedara’s OEM and end–user operations for twelve months in 2006 compared to seven months in 2005, legal and accounting costs related to the completion of our 2005 annual audit (including the restatement of previously issued financial statements) and the review of our quarterly reports for the first two quarters of 2006 as well as other litigation related matters (including certain settlements) of $8.9 million and stock–based compensation expense for the year ended December 31, 2006 of $3.1 million.

Acquired In–Process Research and Development
     We incurred no acquired in–process research and development cost for the year ended December 31, 2006, compared to $13.1 million for the year ended December 31, 2005. The in–process research and development costs incurred for 2005 related to the fair value of the projects acquired in June 2005 associated with the business combination with Cedara Software Corp.
Goodwill and Trade Name Impairment, Restructuring and Other Expenses
     During the year ended December 31, 2006, we determined that the fair value of goodwill had been impaired by $214.1 million and the fair value of our trade names had been impaired by $6.7 million. In addition, we recorded restructuring charges of $2.7 million in the year ended December 31, 2006 as a result of our right sizing and restructuring initiative in the fourth quarter, primarily related to severance costs. In the year ended December 31, 2005, we recorded restructuring and other related charges of $0.5 million related to our business combination with Cedara Software Corp.
Depreciation, Amortization and Impairment
     Depreciation, amortization and impairment expense for the year ended December 31, 2006 was $4.0 million, an increase of $0.5 million, or 13.7%, from $3.5 million for the year ended December 31, 2005. This increase was primarily due to the amortization of the customer relationship intangible asset associated with the Cedara transaction for twelve months in 2006 compared to seven months in 2005, offset by a $0.6 million impairment of certain customer relationships as the result of triggering events that occurred in the year ended December 31, 2005.
Other Income, Net
     Other income, increased approximately $1.9 million, or 255.2% to $2.6 million in the year ended December 31, 2006 from $0.7 million in the year ended December 31, 2005 primarily due $1.5 million interest income earned on our average cash and cash equivalent balance during 2006 compared to 2005, which increased significantly in June 2005 from cash acquired from Cedara, as well as increased interest yield (from increased interest rates) on our cash balance during the year ended December 31, 2006 compared to the year ended December 31, 2005. The remainder of the increase is attributed to unrealized foreign exchange gains on foreign currency payables in the year ended December 31, 2006 compared to losses in the year ended December 31, 2005 at Cedara, where the functional currency is the U.S. Dollar.
Income Tax Expense
     We recorded an income tax expense in the year ended December 31, 2006 of $9.5 million, an effective tax rate for the year ended December 31, 2006 of 3.8%. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the impairment of nondeductible goodwill and the fact we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized. Our effective tax rate for the year ended December 31, 2005 was approximately 163.8%. Our effective tax rate differed significantly from the statutory rate primarily due to the in–process research and development cost which is not deductible for income tax purposes and a $1.3 million accrual associated with transaction–related legal restructuring during 2005. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income, the results of our purchase accounting, and changes in tax law and regulation of the United States and foreign jurisdictions in which we operate.
Material Off Balance Sheet Arrangements
     We have no material off balance sheet arrangements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of December 31, 2007, our cash and cash equivalents included money market funds and short–term deposits totaling approximately $14.0 million, and earned interest at a weighted average rate of 4.4%. The value of the principal amounts is equal to the fair value for these instruments. Due to the short–term nature of our investment portfolio, our interest income is vulnerable to changes in short–term interest rates. At current investment levels, our pre–tax results of operations would vary by approximately $0.1 for every 100 basis point change in our weighted average short–term interest rate. We do not use our portfolio for trading or other speculative purposes.
Foreign Currency Exchange Risk
     We have sales and expenses in Canada, China, Europe and India that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. We have periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies. We did not have any forward contracts outstanding at December 31, 2007. We do not enter into derivative financial instruments for trading or speculative purposes. In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Merge Healthcare Incorporated:
     We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Also, as discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.
     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting.
/s/ KPMG LLP
Chicago, Illinois
March 31, 2008

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$14,000	$45,945
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,209 and $2,553 at December 31, 2007 and December 31, 2006, respectively	11,810	16,427
Inventory	1,754	2,164
Prepaid expenses	1,970	1,660
Deferred income taxes	260	196
Other current assets	771	812

Total current assets	30,565	67,204
Property and equipment:
Computer equipment	6,776	5,017
Office equipment	2,270	1,919
Leasehold improvements	2,000	1,460

	11,046	8,396
Less accumulated depreciation	6,415	4,456

Net property and equipment	4,631	3,940
Purchased and developed software, net of accumulated amortization of $10,452 and $11,235 at December 31, 2007 and December 31, 2006, respectively	8,932	16,628
Customer relationships, net of accumulated amortization of $259 and $3,966 at December 31, 2007 and December 31, 2006, respectively	3,291	9,511
Goodwill	—	122,371
Trade names	1,060	1,860
Deferred income taxes	4,585	4,326
Investments	8,156	8,361
Other assets	415	674

Total assets	$61,635	$234,875

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,114	$8,284
Accrued wages	2,752	6,162
Income taxes payable	—	4,398
Other accrued liabilities	2,920	3,196
Deferred revenue	16,901	18,063

Total current liabilities	29,687	40,103
Deferred income taxes	257	502
Deferred revenue	1,787	3,712
Income taxes payable	5,338	—
Other	161	633

Total liabilities	37,230	44,950
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 shares authorized; zero shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Series 3 Special Voting Preferred Stock, no par value: one share authorized; one share issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 32,237,700 shares and 29,291,030 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	322	293
Common stock subscribed; 0 shares and 5,242 shares at December 31, 2007 and December 31, 2006, respectively	—	33
Additional paid-in capital	456,371	451,130
Accumulated deficit	(434,958)	(263,390)
Accumulated other comprehensive income	2,670	1,859

Total shareholders’ equity	24,405	189,925

Total liabilities and shareholders’ equity	$61,635	$234,875

See accompanying notes to consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2007	2006	2005
Net sales:
Software and other	$29,590	$40,275	$60,019
Services and maintenance	29,982	34,047	22,519

Total net sales	59,572	74,322	82,538
Cost of sales:
Software and other	6,722	10,651	7,411
Services and maintenance	14,089	14,472	11,087
Amortization and related impairment	8,537	5,532	7,740

Total cost of sales	29,348	30,655	26,238

Gross margin	30,224	43,667	56,300
Operating costs and expenses:
Sales and marketing	18,565	20,100	13,646
Product research and development	21,065	19,364	9,444
General and administrative	29,492	28,752	11,709
Acquired in-process research and development	—	—	13,046
Goodwill and trade name impairment, restructuring and other expenses	124,131	223,505	530
Depreciation, amortization and impairment	8,209	4,033	3,548

Total operating costs and expenses	201,462	295,754	51,923

Operating loss	(171,238)	(252,087)	4,377
Other income (expense):
Interest expense	(89)	(67)	(38)
Interest income	1,233	2,548	1,061
Other, net	(1,714)	133	(287)

Total other income (expense)	(570)	2,614	736

Loss before income taxes	(171,808)	(249,473)	5,113
Income tax expense	(240)	9,450	8,373

Net loss	$(171,568)	$(258,923)	$(3,260)

Net loss per share — basic	$(5.06)	$(7.68)	$(0.13)

Weighted average number of common shares outstanding — basic	33,913,379	33,701,735	24,696,762

Net loss per share — diluted	$(5.06)	$(7.68)	$(0.13)

Weighted average number of common shares outstanding — diluted	33,913,379	33,701,735	24,696,762

See accompanying notes to consolidated financial statements.

MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2005, 2006 and 2007
(in thousands, except for share data)

	Preferred Stock		Common Stock							Accumulated
							Additional	Deferred		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Stock	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 2004	—	$—	817	$14	13,186,185	$132	$55,418	$—	$(1,207)	$592	$54,949
Cedara Exchange of share rights into Common Stock	—	—	—	—	6,080,922	61	(61)	—	—	—	—
Stock issued and options granted for acquisitions, net of costs to issue shares	1	—	—	—	5,581,517	56	380,794	—	—	—	380,850
Shares retired	—	—	—	—	(90,000)	(1)	(1,603)	—	—	—	(1,604)
Stock issued under ESPP	—	—	(111)	3	3,573	—	62	—	—	—	65
Exercise of stock options	—	—	—	—	1,737,943	17	9,491	—	—	—	9,508
Share–based compensation expense	—	—	—	—	—	—	92	(1,245)	—	—	(1,153)
Legal fees S3/S8 filings	—	—	—	—	—	—	(45)	—	—	—	(45)
Nasdaq fees for increased trading shares	—	—	—	—	—	—	(5)	—	—	—	(5)
Tax benefit on exercise of stock options	—	—	—	—	—	—	1,811	—	—	—	1,811
Net loss	—	—	—	—	—	—	—	—	(3,260)	—	(3,260)
Other comprehensive income	—	—	—	—	—	—	—	—	—	1,476	1,476

Balance at December 31, 2005	1	$—	706	$17	26,500,140	$265	$445,954	$(1,245)	$(4,467)	$2,068	$442,592
Cedara Exchange of share rights into Common Stock	—	—	—	—	2,561,085	26	(26)	—	—	—	—
Stock issued under ESPP	—	—	4,536	16	706	—	17	—	—	—	33
Exercise of stock options	—	—	—	—	229,099	2	469	—	—	—	471
Share–based compensation expense	—	—	—	—	—	—	5,961	—	—	—	5,961
Reduction of deferred stock compensation for application of FAS 123R	—	—	—	—	—	—	(1,245)	1,245	—	—	—
Net loss	—	—	—	—	—	—	—	—	(258,923)	—	(258,923)
Other comprehensive income	—	—	—	—	—	—	—	—	—	(209)	(209)

Balance at December 31, 2006	1	$—	5,242	$33	29,291,030	$293	$451,130	$—	$(263,390)	$1,859	$189,925
Cedara Exchange of share rights into Common Stock	—	—	—	—	2,879,672	29	(29)	—	—	—	—
Stock issued under ESPP	—	—	(5,242)	(33)	21,494	—	121	—	—	—	88
Exercise of stock options	—	—	—	—	45,504	—	126	—	—	—	126
Share–based compensation expense	—	—	—	—	—	—	5,023	—	—	—	5,023
Net loss	—	—	—	—	—	—	—	—	(171,568)	—	(171,568)
Other comprehensive income	—	—	—	—	—	—	—	—	—	811	811

Balance at December 31, 2007	1	$—	—	$—	32,237,700	$322	$456,371	$—	$(434,958)	$2,670	$24,405

See accompanying notes to consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(171,568)	$(258,923)	$(3,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and related impairment	16,746	9,565	11,288
Share-based compensation	5,009	5,961	979
In-process research and development	—	—	13,046
Goodwill and trade name impairment charge	123,171	218,810	—
Other-than-temporary impairment on equity investments	1,166	186	—
Provision for doubtful accounts receivable and sales returns, net of recoveries	1,100	829	978
Deferred income taxes	(202)	11,160	7,661
Changes in operating assets and liabilities:
Accounts receivable	3,517	6,038	(5,421)
Inventory	410	276	(439)
Prepaid expenses	(310)	986	(76)
Accounts payable	(1,170)	2,370	(3,474)
Accrued wages	(3,410)	268	765
Deferred revenue	(3,087)	(13,040)	6,789
Other accrued liabilities	(750)	(780)	(19)
Other	787	1,334	(5,215)

Net cash provided by (used in) operating activities	(28,591)	(14,960)	23,602

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash paid	—	—	9,644
Purchases of property, equipment, and leasehold improvements	(2,665)	(1,252)	(2,996)
Purchased technology	—	(367)	—
Capitalized software development	(817)	(2,257)	(3,621)

Net cash provided by (used in) investing activities	(3,482)	(3,876)	3,027

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	214	504	9,573

Net cash provided by financing activities	214	504	9,573

Effect of exchange rates on cash and cash equivalents	(86)	(1)	9

Net increase (decrease) in cash and cash equivalents	(31,945)	(18,333)	36,211
Cash and cash equivalents, beginning of period	45,945	64,278	28,067

Cash and cash equivalents, end of period	$14,000	$45,945	$64,278

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of refunds	$(247)	$69	$286
Equity securities received in sales transactions	$—	$2,010	$4,606

Non-cash Investing and Financing activities:
Value of Common Stock and options issued for acquisitions	$—	$—	$381,689
See accompanying notes to consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Net loss	$(171,568)	$(258,923)	$(3,260)
Translation adjustment, net of income taxes	(152)	(89)	815
Unrealized gain (loss) on marketable securities, net of income taxes	961	(58)	79

Comprehensive net loss	$(170,759)	$(259,070)	$(2,366)

See accompanying notes to consolidated financial statements.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)
(1) Basis of Presentation and Significant Accounting Policies
Nature of Operations
     Merge Healthcare Incorporated, a Wisconsin corporation, and its subsidiaries (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us,” or “our”) are in the business of development and delivery of medical imaging and information management software and services. We provide solutions for Original Equipment Manufacturers (“OEMs”), Value Added Resellers (“VARs”) and the end–user healthcare markets. We develop clinical and medical imaging software applications and development tools that are on the forefront of medicine. We also develop medical imaging software solutions that support end–to–end business and clinical workflow for radiology department and specialty practices, imaging centers and hospitals.
Liquidity
     Our financial and liquidity positions have been deteriorating. As of December 31, 2007, we had no credit facility. Our primary markets have become more competitive and at the same time, our ability to invest in our core market and new opportunities has been constrained by our deteriorating financial and liquidity condition. These conditions are expected to persist. We have suffered recurring losses from operations and negative cash flows. We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern.
Principles of Consolidation
     We have prepared the consolidated financial statements on the basis that we will continue as a going concern. However, see above with respect to our liquidity.
     The consolidated financial statements include the financial statements of our wholly owned subsidiaries. Our principal operating subsidiaries are Cedara Software Corp. and Merge eMed, Inc. All intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
     Our consolidated financial statements are prepared in accordance with U.S generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, inventory obsolescence, amortization, long-lived and intangible asset valuations, impairment assessments, taxes and related valuation allowance, income tax provisions, stock–based compensation, and contingencies. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ from those estimates.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
Reclassifications
     Where appropriate, certain reclassifications have been made to prior year financial statements to conform to the current year presentation. Specifically, we reclassified $1,046 and $470 for the years ended December 31, 2006 and 2005, respectively, of expense from “product research and development” to “software and other cost of sales” within the consolidated statements of operations to conform to current year presentation. We reclassified $1,860 at December 31, 2006 from “goodwill” to “trade names” within the consolidated balance sheet to conform to current year presentation. We reclassified $623 at December 31, 2006 from “deferred revenue” to “other accrued liabilities” within the consolidated balance sheet to conform to current year presentation. We reclassified $186 of other-than-temporary loss recorded on an equity investment in the year ended December 31, 2006 from “other” to “other-than-temporary impairment on equity investments” within the consolidated statement of cash flows to conform to current year presentation.
Segment Reporting
     Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company. It also requires entity–wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Our principal executive officer has been identified as the chief operating decision maker in assessing the performance and the allocation of resources within Merge Healthcare. Our principal executive officer relies on the information derived from our financial reporting process, which now includes revenue by business unit and consolidated operating results and consolidated assets. As we do not have discrete financial information available for our business units, we operate as a single segment for reporting purposes as prescribed by SFAS No. 131.
     We are in the process of developing systems and processes to obtain discrete financial information for our three business units, which is intended to be used by our chief operating decision maker. At the time that the information becomes available to assess performance and allocate resources, this new information will be disclosed.
Functional Currency
     The functional currency of our foreign subsidiaries, with the exception of our subsidiaries in India, France and China, is the United States of America dollar (“U.S. Dollar”).
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
Fair Value of Financial Instruments
     Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non–marketable securities, accounts payable and certain accrued liabilities. The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the non–marketable equity securities. The carrying value of long–term receivables or long–term deferred revenues is not materially different from the fair value. The estimated fair values of the non–marketable equity securities have been determined from information obtained from independent valuations and management estimates.
Derivative Financial Instruments
     Fluctuating foreign exchange rates may negatively impact the accompanying consolidated financial statements. Substantially all of our billings are in U.S. Dollars, however, due to our Canadian operations, substantial salary and other expenses are payable in Canadian dollars. To effectively manage these market risks, we may enter into foreign currency forward contracts. We do not hold or issue derivative instruments for trading purposes. We have elected not to apply hedge accounting under the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and accordingly, recognize any change in fair value through current earnings. As of December 31, 2007 and 2006, we had no derivative financial instruments outstanding.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
Cash and Cash Equivalents
     Cash and cash equivalents consist of balances with banks and liquid short–term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.
Inventory
     Inventory, consisting principally of raw materials and finished goods (primarily purchased third–party hardware), is stated at the lower of cost or market. Cost is determined using the first–in, first–out method.
Property and Equipment
     Property and equipment are stated at cost.
     Depreciation on property and equipment is calculated on the straight–line method over the estimated useful lives of the assets. Useful lives of our major classes of property and equipment are: two to three years for computer and equipment and five to seven years for office equipment. Leasehold improvements are amortized using the straight–line method over the shorter of the estimated life of the asset or the term of the lease.
Long–Lived Assets
     We account for long–lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets. Long–lived assets, including property and equipment and customer intangibles, are amortized over their expected lives, which are estimated by us. We also make estimates of the impairment of long–lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery. If the actual useful life of a long–lived asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired and, accordingly, a write–down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period may be required. We have reviewed long–lived assets with estimable useful lives and determined that their carrying values as of December 31, 2007 are recoverable in future periods.
Developed Software
     All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred. Software development costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Amortization of purchased and developed software is provided on a product basis over the expected economic life of the related software, generally five years, using the straight–line method. This method generally results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.
     We assess the recoverability of purchased and developed software costs quarterly by determining whether the net book value of such capitalized costs can be recovered through future net operating cash flows through the sale of that product.
Investments
     At December 31, 2007, we held certain securities in a publicly traded entity of $1,348 and private companies of $6,808, which are classified as non–current assets. The investments in publicly traded equity securities over which we do not exert significant influence are classified as “available–for–sale” and are reported at fair value. Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity. The investments in equity securities of private companies over which we do not exert significant influence are reported at cost or fair value if an other-than-temporary loss has been determined. The estimated fair values have been determined by us from information obtained from independent valuations, and inquiries and estimates made by us. Any loss due to impairment in value is recorded when such loss occurs. We have recorded a charge of $1,166 and $186, respectively, in other expenses, net, in our 2007 and 2006 consolidated statement of operations due to an other-than-temporary loss recognized on certain investments.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
Goodwill and Other Intangible Assets
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise. Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year. In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows. Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates. In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products. If these assumptions change, we may be required to write down the gross value of our remaining indefinite lived intangible assets to a revised amount. See Note 2 for a discussion of the impairment of goodwill and trade names in 2007 and 2006.
Warranties
     We generally provide up to twelve months of warranty on our hardware sales. We have provided for expected hardware warranty costs based on our historical experience. Accrued warranty was $88 and $194 at December 31, 2007 and 2006, respectively.
Guarantees
     In accordance with FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), we recognize the fair value for guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation. In addition, we continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing GAAP, in order to identify if a loss has occurred. If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.
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
     Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non–employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf. Merge Healthcare and certain of our former officers are defendants in several lawsuits. These lawsuits and other legal matters in which we have become involved are described in Note 9. We have accrued for indemnification costs as of December 31, 2007 for certain of our former officers for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.
Income Taxes
     On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Pursuant to FIN No. 48, we have reclassified

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
as noncurrent, unrecognized tax benefits not expected to be paid within one year. The impact of adopting FIN No. 48 had the cumulative effects explained in Note 6.
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
     Valuation allowances are established when necessary to reduce deferred tax assets to the amount more–likely–than–not to be realized. To the extent we establish or change the valuation allowance in a period, the tax effect will flow through the statement of operations. However, in the case of deferred tax assets of an acquired or merged entity with a valuation allowance recorded for purchase accounting, any change in that asset valuation allowance will be recorded as an adjustment to goodwill.
     The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We apply the provisions of FIN No. 48 to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions. Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations. The provision for income taxes includes the impact of changes in the FIN 48 liability. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.
Revenue Recognition
     Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, installation and engineering services, training, consulting, and software maintenance and support. Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts. These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues. Typically our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non–standard terms and conditions. As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple–element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97–2,

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
Software Revenue Recognition, or Emerging Issues Task Force (“EITF”) Issue No. 00–21, Revenue Arrangements with Multiple Deliverables, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element.
     For software arrangements, we recognize revenue in accordance with SOP No. 97–2. This generally requires revenue recognized on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, to be allocated to each element based on the vendor–specific objective evidence (“VSOE”) of fair values of those elements. Revenue from multiple–element software arrangements is recognized using the residual method, pursuant to SOP No. 98–9, Modification of SOP No. 97–2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98–9”). Under the residual method, revenue is recognized in a multiple element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if vendor–specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied. For sales transactions where the software is incidental, the only contract deliverable is custom engineering or installation services, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00–21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition.
     We allocate revenue to each undelivered element in a multiple–element arrangement based on its respective fair value determined by the price charged when that element is sold separately. Specifically, we determine the fair value of the maintenance portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract. The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately. If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established. If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, the software, hardware, or software maintenance elements of the sale are deferred and recognized ratably over the lesser of the related maintenance period or the economic life of the software.
     Revenue from software licenses is recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection of the related receivable is probable. We assess collectibility based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer. We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer. If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract. In addition, in certain transactions we may negotiate that the customer provides common stock ownership in consideration as part of the sale. We generally do not request collateral from customers.
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
     For certain contracts accounted for under SAB No. 104 and EITF No. 00–21 the arrangement dictates that we invoice the customer for 10% of the contract value of the products delivered upon completion of hardware installation and acceptance by the customer. As a result of this specific performance obligation and acceptance criteria, we defer the related amount of product fair value and recognize it upon completion of installation and acceptance.
     Our policy is to allow returns when we have preauthorized the return. Based on our historical experience of returns and customer credits, we have provided for an allowance for estimated returns and credits in accordance with FASB No. 48, Revenue Recognition When the Right of Return Exists.
     Deferred revenue is comprised of deferrals for license fees, support and maintenance, and other services. Long–term deferred revenue as of December 31, 2007 represents license fees, support and maintenance, and other services to be earned or provided beginning January 1, 2009.
     We record reimbursable out–of–pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance in accordance with EITF Issue No. 01–14, Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred. In accordance with EITF Issue No. 00–10, Accounting for Shipping and Handling Fees, the reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale. We account for sales taxes on a net basis in accordance with EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation).
Share–Based Compensation
     Effective January 1, 2006, we adopted SFAS No. 123(R), Share–Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock–Based Compensation, as amended, to replace our previous method of accounting for share–based awards under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), for periods beginning in 2006. In accordance with APB No. 25, we had previously recognized no compensation expense for options that were granted at or above fair market value on the date of grant.
     We adopted SFAS No. 123(R) using the modified–prospective–transition method. Under that transition method, compensation cost recognized in 2006 includes: (1) compensation cost for all share–based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant–date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share–based awards granted subsequent to January 1, 2006, based on the grant–date fair value estimated in accordance with the provisions of SFAS No. 123(R). Under the modified–prospective–transition method, the provisions of SFAS No. 123(R) were not applied to periods prior to adoption, and thus, prior period financial statements were not restated to reflect our adoption of SFAS No. 123(R). SFAS No. 123(R) requires that we report the tax benefit from the tax deduction related to share–based compensation that is in excess of recognized compensation costs, as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows. Prior to January 1, 2006, APB No. 25 required that we report the entire tax benefit related to the exercise of stock options as an operating cash flow.
Recent Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. We are currently evaluating the impact of SFAS No. 160 on our financial condition or results of operations.
(2) Goodwill and Other Intangibles
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
     In accordance with SFAS No. 144, we evaluated whether or not the above events indicate that the carrying amounts of our property and equipment, customer relationships and patents are recoverable, based primarily on whether future undiscounted cash flows are sufficient to support the asset’s recovery. On December 20, 2007, the Audit Committee of our Board of Directors determined that there was an impairment to certain of these assets. We measured the amount of impairment loss relating to property and equipment, customer relationships and patents by comparing the asset’s carrying value to it fair value, primarily determined by a discounted cash

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
flow analysis. We completed our assessment of the fair value utilizing the assistance of independent valuation specialists. As a result of this analysis, we recorded an impairment charge of $133 related to patents within cost of sales for amortization and related impairment and an impairment charge of $4,252 related to customer relationships within the operating cost of depreciation, amortization and impairment of our consolidated statement of operations. Our property and equipment was not impaired.
     In accordance with SFAS No. 142, we performed Step I of the impairment test by estimating fair value beginning with what we considered to be the most reliable indicator of fair value which was based on a discounted cash flow model. The results of Step I of the impairment test indicated that an impairment of our goodwill had occurred since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value. On December 20, 2007, the Audit Committee of our Board of Directors determined that there was such an impairment.
     In addition, we also tested our other indefinite lived intangible asset, trade names, as part of Step I and concluded that the trade names associated with our Cedara Software Corp. business transaction were impaired. As a result, we have recorded an $800 charge within goodwill and trade name impairment, restructuring and other expenses of our consolidated statement of operations. We measured this impairment charge utilizing the assistance of independent valuation specialists.
     We completed Step II of SFAS No. 142 to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill. The estimate of fair value of our reporting unit was reduced by the fair value of all other net assets to determine the implied fair value of reporting unit goodwill. We completed our assessment of the fair value of goodwill utilizing the assistance of independent valuation specialists. As a result of our Step II analysis, we concluded that all of our goodwill was impaired and recorded a non-cash impairment charge of $122,371.
     The primary driver of the long-lived assets, goodwill and trade name impairment charges were negative projected operating cash flows for the next few years.
     Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of December 31, 2007 as follows:

	Weighted
	Average	December 31, 2007		December 31, 2006
	Remaining	Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Amount	Amortization
Purchased technology	3.3	$12,571	$(5,518)	$16,990	$(6,130)
Customer relationships	3.4	3,550	(259)	13,477	(3,966)
Patents	0.0	—	—	117	(10)

Total		$16,121	$(5,777)	$30,584	$(10,106)

     We evaluate the realizibility of our purchased and capitalized software development costs according to SFAS No. 86. Purchased software amortization expense and patent amortization expense, which are being recorded in amortization and related impairment cost of sales ratably over the life of the related intangible asset, was $3,938 and $3,012 and $2,107 for the years ended December 31, 2007, 2006 and 2005, respectively. Included within the expense for the years ended December 31, 2007 and 2005 are purchased software impairment charges of $1,091 and $67, respectively, as a result of our net realizable value analysis associated with certain product lines. Included within the expense for the year ended December 31, 2005 is a complete impairment charge for patents of $133. Customer relationships, which is being recorded ratably over the life of the related intangible asset in depreciation, amortization and impairment included in operating costs and expenses, was $6,220, $2,287 and $1,411 for the years ended December 31, 2007, 2006 and 2005, respectively.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
Included within the customer intangible expense for the years ended December 31, 2007 and 2005 are impairment charges of $4,252 and $610, respectively.
     Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the year ended December 31:	2008	$3,118
	2009	3,066
	2010	2,940
	2011	1,220
	2012	—
     As of December 31, 2007, we had gross capitalized software development costs of $6,813 and accumulated amortization of $4,934. The weighted average remaining amortization period of capitalized software development costs was 2.3 years as of December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, we capitalized software development costs of $817, $2,257 and $3,621, respectively. Amortization expense, including impairments, related to capitalized software development costs of $4,599, $2,520 and $5,633 was recorded to amortization and related impairment cost of sales during the years ended December 31, 2007, 2006 and 2005, respectively. Impairment of capitalized software development costs of $3,470, $982 and $3,547 was recorded during the years ended December 31, 2007, 2006 and 2005, respectively, as a result of our net realizable value analysis associated with certain projects (some of which were still in development at the time of impairment) or as we no longer anticipated future sales of certain products.
(3) Earnings Per Share
     Basic and diluted net loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share excludes the potential dilution that could occur based on the exercise of stock options and restricted stock awards, including those with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti–dilutive. The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2007, 2006, and 2005.

	Years Ended December 31,
	2007	2006	2005
Numerator:
Net loss	$(171,568)	$(258,923)	$(3,260)

Denominator:
Weighted average number of shares of Common Stock outstanding	33,913,379	33,701,735	24,696,762

Net loss per share — basic and diluted	$(5.06)	$(7.68)	$(0.13)

     The weighted average number of shares of Common Stock outstanding used to calculate basic and diluted net loss includes exchangeable share equivalent securities for the years ended December 31, 2007, 2006, and 2005, of 2,307,178, 4,749,969, and 6,653,815, respectively.
     As a result of the losses during the twelve months ended December 31, 2007, 2006 and 2005, incremental shares from the assumed conversion of employee stock options totaling 43,996, 602,696, and 1,237,210, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive. As a result of the loss during the twelve months ended December 31, 2007, incremental shares from the assumed conversion of restricted stock awards totaling 172,323 have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive.

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     For the years ended December 31, 2007, 2006, and 2005, options to purchase 3,850,352, 1,218,053, and 19,000 shares of our Common Stock, respectively, had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.
     The following potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share, were outstanding at December 31, 2007, 2006 and 2005.

	2007	2006	2005
Stock options	4,081,060	3,571,799	2,979,139
Restricted stock awards	1,699,995	—	—
Exchangeable shares	1,688,483	4,568,155	7,129,246

	7,469,538	8,139,954	10,108,385

(4) Share–Based Compensation
     The following table summarizes share–based compensation expense related to share–based awards subject to SFAS No. 123(R) recognized during the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$414	$542
Sales and marketing	1,188	1,047
Product research and development	1,071	1,186
General and administrative	2,336	3,136

Total	5,009	5,911
Tax benefit	—	1,368

Share-based compensation expense, net of tax	$5,009	$4,543

Increase in basic loss per share	$0.15	$0.13

Increase in diluted loss per share	$0.15	$0.13

     The differences between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation expense recorded in additional paid-in capital in the statement of shareholders’ equity during the years ended December 31, 2007 and 2006 of $14 and $50, respectively, was attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.
     The table below reflects net loss and net loss per share for the years ended December 31, 2007 and 2006, compared to pro forma net income per share for the year ended December 31, 2005, presented as if we had applied the fair value recognition provisions of SFAS No. 123 to share–based employee compensation during the year ended December 31, 2005:

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Years Ended December 31,
	2007	2006	2005
			(Pro Forma)
Net loss(1)	$(171,568)	$(258,923)	$(3,260)
Share–based employee compensation expense included in reported net loss, net of tax effect(2)	N/A	N/A	587
Share–based employee compensation expense determined under fair value method for all awards, net of tax effect(2)	N/A	N/A	(4,101)

Net loss, including the effect of share–based employee compensation expense	$(171,568)	$(258,923)	$(6,774)

Net loss per share—Basic:
Net loss as reported(1)	$(5.06)	$(7.68)	$(0.13)

Net loss, including the effect of share–based employee compensation expense	N/A	N/A	$(0.27)

Net loss per share—Diluted:
Net loss as reported(1)	$(5.06)	$(7.68)	$(0.13)

Net loss, including the effect of share–based employee compensation expense	N/A	N/A	$(0.27)

(1)	Net loss and net loss per share prior to 2006 do not include share–based employee compensation expense under SFAS No. 123, as we had only adopted the disclosure provisions of SFAS No. 123.

(2)	Share–based employee compensation expense prior to 2006 was calculated in accordance with SFAS No. 123.
Share-Based Compensation Plans
     We maintain four share–based employee compensation plans, including our employee stock purchase plan (“ESPP”), and one director option plan under which we grant restricted stock awards and options to acquire shares of our Common Stock to certain employees, non–employees, non–employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition.
     On May 24, 2005, our shareholders approved our 2005 Equity Incentive Plan (“EIP”). The EIP provides for awards of Common Stock, non–statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 7.5 million shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares. Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant with the exception of the options granted in 2005 to replace existing Cedara Software Corp. options (“Replacement Options”). The Replacement Options, which we granted pursuant to the merger agreement, had the same economic terms as the Cedara options that they replaced, as adjusted for the conversion ratio and currency. The majority of the options issued under the EIP vest over a three or four–year period. As of December 31, 2007, incentive stock options to purchase 373,500 shares of our Common Stock, non–statutory stock options to purchase 3,354,961 shares of our Common Stock and restricted stock awards of 1,699,995 were outstanding under this plan.
     Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of the options vest over a four–year period at 25% per year. The majority of the options granted under this plan expire six years from the date of grant. At December 31, 2007, there were 884,011 shares of our Common Stock available for option grants under this plan, however, we do not plan on issuing any more options under this plan. At December 31, 2007, options to purchase 197,438 shares of our Common Stock were outstanding under this plan.
     Our 1998 Director Stock Option Plan, for our non–employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock. Under this plan, options have an exercise price equal to the fair market value of our Common Stock at the date of grant. The majority of options granted under this plan fully vested at the date of grant. Any expired or forfeited options granted under this plan are not eligible for re–issuance. The options granted under this plan expire ten years and one day from the date of grant. At December 31, 2007, there were 9,592 shares of Common Stock available for option grants; however, we do

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
not plan on issuing any more options under this plan. At December 31, 2007, options to purchase 130,411 shares of our Common Stock were outstanding under this plan.
     Our Board of Directors adopted an equity compensation plan in connection with our acquisition on July 17, 2003 of RIS Logic. At December 31, 2007, options to purchase 24,750 shares of our Common Stock were outstanding under this plan.
Stock Options
     We use the Black–Scholes option pricing model to estimate the fair value of stock option awards on the date of grant utilizing the assumptions noted in the following table. Expected volatilities are based on the historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding. The risk–free rate for periods during the contractual life of the option is based on the U.S. Treasury rates in effect at the grant date.

	Years Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	55%-65%	50%-60%	30%-50%
Risk–free interest rate	4.2%-4.9%	4.3%-4.8%	2.8%-4.3%
Expected term (in years)	3.5-4.0	3.5-4.0	0.2-3.5
Weighted–average grant date fair value	$3.91	$3.98	$5.34
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
     At December 31, 2007, there was $7,673 of unrecognized compensation cost related to stock option share–based payments. We expect this compensation cost to be recognized over a weighted–average period of 1.8 years.
     Stock option activity for the year ended December 31, 2007, was as follows:

			Weighted–Average
			Remaining
	Number	Weighted	Contractual	Aggregate
	Of	Average	Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding, December 31, 2006	3,571,799	$10.48	5.0	$1,035
Options granted	1,471,483	$5.34
Options exercised	(46,129)	$2.85
Options forfeited and expired	(916,093)	$11.22

Options outstanding, December 31, 2007	4,081,060	$8.52	4.8	$1

Options exercisable, December 31, 2007	1,831,917	$10.08	4.6	$1
Options exercisable, December 31, 2006	1,382,857	$10.60	4.8	$697
Options exercisable, December 31, 2005	1,040,883	$11.84	4.6	$13,735

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     The weighted–average remaining contractual term and aggregate intrinsic value for options outstanding at December 31, 2005, was 4.7 years and $35,166, respectively.
     Other information pertaining to option activity was as follows:

	Years Ended December 31,
	2007	2006	2005
Total fair value of stock options vested	$3,155	$7,289	$5,894
Total intrinsic value of stock options exercised	$108	$1,446	$24,469
     The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
		Weighted–
		Average
		remaining	Weighted–		Weighted–
	Number of	Contractual life	average	Number of	Average
Range of exercise prices	shares	in years	exercise price	shares	exercise price
$1.00 – $4.54	230,708	2.3	$3.75	210,708	$3.73
$4.69 – $6.00	925,709	5.1	5.10	42,500	5.73
$6.01 – $7.87	1,263,661	5.9	6.30	496,584	6.34
$8.05 – $12.49	860,127	4.5	8.22	485,815	8.36
$12.96 – $24.88	800,855	3.7	17.66	596,310	17.15

	4,081,060	4.8	$8.52	1,831,917	$10.08

Restricted Stock Awards
     In 2007, we also granted restricted stock awards to employees under the EIP. A restricted stock award is an award of shares of our Common Stock that is subject to time-based vesting during a specified period, which is generally three years. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of restricted stock.
     We expense the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock awards at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock award is determined based on the closing price of our Common Stock on the grant date.
     The following table presents a summary of the activity for our restricted stock awards:

Weighted–Average
Remaining
	Number	Weighted–Average	Vesting
	Of	Grant-date	Term
	Shares	Fair Value	(In Years)
Restricted stock outstanding, December 31, 2006	—	$—	—
Restricted stock granted	1,699,995	1.50	2.9
Restricted stock forfeited	—	—	—

Restricted stock outstanding, December 31, 2007	1,699,995	$1.50	2.9

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     For the year ended December 31, 2007 the expense for restricted stock awards that is included in the consolidated statements of operation was $88. At December 31, 2007, there was $2,462 of unrecognized compensation cost related to restricted stock award share–based payments. We expect this compensation cost to be recognized over a weighted–average period of 2.9 years.
Employee Stock Purchase Plan
     We maintain an ESPP that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after–tax basis. The price eligible employees pay per share is at a 5% discount from the market price at the end of each calendar quarter. During the first quarter of 2005, employees purchased stock at the lesser of the stock price at the start of each calendar quarter or the end of each calendar quarter. There is no stock-based compensation expense associated with our ESPP.
     Employees contributed $88, $33, and $65 during 2007, 2006, and 2005, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.
     As of March 17, 2006, use of our registration statement on Form S–8 relating to the issuance of Common Stock was suspended. Consequently, all 2006 contributions under this plan were returned and the plan was suspended. Contributions were resumed during the fourth quarter of 2006. As of August 10, 2007, use of our registration statement on Form S-8 was again suspended. Consequently. all remaining 2007 and first quarter 2008 contributions under this plan were returned and the plan was suspended.
(5) Shareholders’ Equity
 Common Stock Repurchase Plan
     On September 6, 2006, we announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two–year period. As of December 31, 2007, we have not made any repurchases under this plan.
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
 Series 3 Special Voting Preferred Stock
     In June 2005, we issued one share of Series 3 Special Voting Preferred Stock to Computershare Trust Company of Canada, which serves as a trustee in voting matters on behalf of the holders of Merge Cedara ExchangeCo exchangeable shares. As of December 31, 2007, this share was issued and outstanding.
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
Exchangeable Shares
     As part of our business combination with Cedara Software, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software and granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software exchangeable shares on a one–for–one basis. As of December 31, 2007, there were 1,688,483 Cedara Software exchangeable shares outstanding. We have the right to redeem all of the exchangeable shares at anytime after April 29, 2010 or if less than 10% of the number of exchangeable shares issued on the effective date of the business combination remain outstanding, provided that we give sixty days advance written notice.
     As of March 17, 2006, our registration statement on Form S–3 relating to issuance of our Common Stock upon exchange of exchangeable shares was suspended. On February 13, 2007, we filed the Final Prospectus related to this registration of our Common Stock, following the SEC’s Notice of Effectiveness on February 9, 2007. As a result, the exchangeable shares of Merge Cedara ExchangeCo Limited were again allowed to be converted into the Common Stock of Merge on a one–to–one basis. As of August 10, 2007, our registration statement on Form S-3 relating to the issuance of our Common Stock upon exchange of exchangeable shares was once again suspended.
(6) Income Taxes
     Components of income (loss) before income taxes for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005
United States	$(135,575)	$(218,274)	$(4,037)
Foreign	(36,233)	(31,199)	9,150

	$(171,808)	$(249,473)	$5,113

     The provision for income taxes consists of the following for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Current:
Federal	$88	$313	$2,816
State	14	(60)	963
Foreign	—	28	669

Total current	102	281	4,448

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	2007	2006	2005
Deferred:
Federal	(97)	8,332	1,588
State	(35)	1,619	(299)
Foreign	(210)	(782)	2,636

Total deferred	(342)	9,169	3,925

Total provision	$(240)	$9,450	$8,373

     Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 34% for 2007 and 2006 and 35% for 2005 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2007	2006	2005
Expected tax expense (benefit)	$(58,415)	$(84,820)	$1,789
Total increase in income taxes resulting from:
Nondeductible amortization and acquired in–process technology	—	—	4,566
Nondeductible impairment of goodwill	41,606	72,793	—
Change in valuation allowance allocated to income tax expense	16,120	21,339	—
Extraterritorial income tax benefit	—	(219)	(323)
Research and experimentation credit	—	(209)	—
Employee stock options	829	896	—
Nondeductible expenses	120	175	484
Foreign income taxes, net of federal income tax benefit	—	7	(407)
State and local income taxes, net of federal income tax benefit	(498)	(229)	441
Foreign income tax rate differential	560	(753)	149
Business combination tax restructuring	—	—	1,308
Other	(562)	470	366

Actual income tax expense (benefit)	$(240)	$9,450	$8,373

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented as follows:

	December 31,
	2007	2006
Deferred tax assets:
Accrued wages	$668	$1,175
Deferred revenue	767	437
Depreciation	3,191	1,086
Research and experimentation credit carry forwards	4,173	4,140
Other credit carry forwards	1,853	1,515
Net operating loss carry forwards	17,056	11,872
Foreign net operating loss carry forwards	17,007	19,168
Nonqualified stock options	2,388	1,381
Other	2,496	2,876

Total gross deferred tax assets	49,599	43,650
Less: asset valuation allowance	(40,925)	(30,018)

Net deferred tax asset	8,674	13,632

Deferred tax liabilities:
Software development costs and intangible assets	(1,615)	(5,198)

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	December 31,
	2007	2006
Intangibles—customer contracts & tradenames	(1,126)	(3,554)
Other	(1,345)	(860)

Total gross deferred liabilities	(4,086)	(9,612)

Net deferred tax asset	$4,588	$4,020

Included on balance sheet:
Current assets: Deferred income taxes	$260	$196
Non–current asset: Deferred income taxes	4,585	4,326
Non–current liabilities: Deferred income taxes	(257)	(502)

Net deferred income taxes	$4,588	$4,020

     The increase in the valuation allowance for the years ending December 31, 2007, 2006, and 2005 were, $10,907 $21,365, and $8,653, respectively. Management has an obligation under SFAS 109 to review, at least annually, the components of our deferred tax assets. This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits. In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized.
     Management’s analysis for 2007 determined that a valuation allowance of $40,925 is necessary at December 31, 2007 for a majority of our Canadian and U.S. deferred tax assets. This decision is based upon many factors, both quantitative and qualitative, such as (1) substantial current year losses, (2) significant unutilized operating loss and credit carryforwards, (3) lack of any cash refund carryback opportunities, (4) uncertain future operating profitability, (5) substantial organization and operating restructuring, and (6) unsettled resolution of ongoing regulatory inquiries and litigation which may adversely affect operations in future years.
     The income tax benefit of excess tax benefits related to nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options during 2007, 2006, and 2005 were $0, $988, and $1,811, respectively. Under SFAS No. 123(R) the income tax benefit related to excess tax benefits occurring in 2007 will be credited to paid–in–capital when recognized by reducing taxes payable.
     At December 31, 2007, we had federal net operating loss carryforwards and research credit carryforwards of $45,014 and $2,174, respectively, state net operating loss carryforwards and research credit carryforwards of $19,249 and $254, respectively, foreign federal and provincial net operating loss carryforwards of $45,543 and $49,983, respectively, and foreign federal and provincial research credits carryforwards of $1,728 and $272, respectively.
     These losses and credits are available to offset taxable income and tax in the future. The federal net operating loss and research credit carryforwards expire at varying amounts beginning in 2008 and continuing through 2027 and 2026, respectively. The state net operating loss carryforwards expire in varying amounts beginning in 2008, and continuing through 2027. The foreign tax credits expire in varying amounts beginning in 2011, and continuing through 2015. The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2008, and continuing through 2027.
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
     We adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 did not result in an adjustment to retained earnings due to the full valuation allowance maintained on our deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption and as of December 31, 2007 was

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
$5,747 and $6,070, respectively. We recognize interest and penalties in the provision for income taxes. Total accrued interest and penalties as of December 31, 2007 was $150 and $45 respectively. Total interest included in tax expense for 2007 is $13.
     The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2007:

Balance at January 1, 2007	$5,747
Gross increases — tax positions in current year	323

Balance at December 31, 2007	$6,070

     The total amount of unrecognized tax benefits at January 1, 2007 and December 31, 2007, that, if recognized, would affect the effective tax rate from continuing operations is $2,647 and $2,970 respectively. The remainder of unrecognized tax benefits, if recognized, would result in a decrease to other non-current intangible assets. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.
     We file income tax returns in the U.S., various states and foreign jurisdictions. We are not currently under examination in the U.S. and Canada federal taxing jurisdictions for which years ending after 2003 remain subject to examination. Years prior to 2003 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2003 or remain subject to carryforward.
     We have recorded income tax expense on all profits, except for undistributed profits of non–U.S. subsidiaries, which are considered indefinitely reinvested. Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.
(7) Accounts Receivable
     Substantially all receivables are derived from sales and related support and maintenance of our products to healthcare providers located throughout the U.S. and in certain foreign countries as indicated in Note 12.
     Our accounts receivable balance is reported net of an allowance for doubtful accounts and an allowance for sales returns. We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment. At the end of 2007 and 2006, the allowance for estimated uncollectible accounts and sales returns was $2,209 and $2,553, respectively.
     The following table shows the changes in our allowance for doubtful accounts and sales returns.

			Additions
	Balance at	Additions	charged to
	beginning of	due to	revenue and		Balance at
Description	period	acquisitions	expenses	Deductions	end of period
For year ended December 31, 2007:

Allowance for doubtful accounts and sales returns	$2,553	$—	$1,100	$(1,444)	$2,209

For year ended December 31, 2006:

Allowance for doubtful accounts and sales returns	$2,222	$—	$829	$(498)	$2,553

For year ended December 31, 2005:

Allowance for doubtful accounts and sales returns	$525	$719	$1,267	$(289)	$2,222
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
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case. Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250. These costs were accrued for as of December 31, 2007. The proposed settlement is subject to preliminary and final approval from the Circuit Court of Milwaukee County, Wisconsin. A preliminary approval hearing has been set for April 9, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
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
     In addition to the matters discussed above, we are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities. Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.
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
     Total rent expense for the years ended December 31, 2007, 2006 and 2005 were $2,052, $1,389, and $1,473, respectively, net of sub–lease income of $168 and $180 in 2007 and 2006, respectively. Future minimum lease payments under all non–cancelable operating leases (with initial or remaining lease terms in excess of one year), net of sub–lease income that is contractually owed to us of $180 in each of 2008 and 2009, as of December 31, 2007, are:

2008	2,497
2009	1,991
2010	911
2011	636
2012	342
Thereafter	860

Total minimum lease payments	$7,237

(10) Restructuring
     We incurred $960, $2,725, and $530 of restructuring charges in the twelve months ended December 31, 2007, 2006, and 2005, respectively in goodwill and trade name impairment, restructuring charges and other expenses in our statements of operations. In the fourth quarter of 2006, we reorganized our operations. As a result, approximately 150 individuals (including temporary persons and consultants) were terminated and we ceased use of our San Francisco and Tokyo facilities. The charges recorded in 2006 include contract termination costs of $59. The charges recorded in 2007 are also associated with the 2006 initiative.
     Restructuring charges in 2005 are comprised of lease exit costs of approximately $175 (as we ceased use of a facility by combining two of our offices located in the same geographic region), severance to involuntarily terminated employees of $263 and a charge of $92 associated with option acceleration related to certain employees (based on the intrinsic value of options at the time of termination).
     The following table shows the restructuring activity during the years ended December 31 2007, 2006 and 2005:

Accrued
Restructuring
Balance at December 31, 2004	$—
Charges to expense	530
Payments	(338)

Balance at December 31, 2005	$192
Charges to expense	2,725
Payments	(920)

Balance at December 31, 2006	$1,997
Charges to expense	960
Payments	(2,826)

Balance at December 31, 2007	$131

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
     At December 31, 2007 and 2006, the remaining costs primarily consist of severance and as such are classified within accrued wages.
(11) Employee Benefit Plan
     We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and RRSP for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate. We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in 2007, 2006 and 2005. Our matching contributions totaled $730, $806, and $415 for the years ended December 31, 2007, 2006, and 2005, respectively.
(12) Segment Information
     We operate under three distinct business units: Merge Healthcare North America, which primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S. and Canada and also distributes certain products through the Internet via our website; Cedara Software, which primarily sells to OEMs and VARs that develop, manufacture or resell medical imaging software or devices; and Merge Healthcare EMEA, which sells to the end-user healthcare market in Europe, the Middle East and Africa.
     The following tables provide revenue from our business units for the years ended December 31, 2007 and 2006, respectively (comparable information does not exist for the year ended December 31, 2005):

	Year Ended December 30, 2007

	Merge Healthcare		Merge Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$14,473	$12,919	$2,198	$29,590
Service and maintenance	19,575	8,797	1,610	29,982

Total net sales	$34,048	$21,716	$3,808	$59,572

	Year Ended December 30, 2006

	Merge Healthcare		Merge Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$26,816	$11,922	$1,537	$40,275
Service and maintenance	25,142	8,154	751	34,047

Total net sales	$51,958	$20,076	$2,288	$74,322

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
     Foreign sales, denominated in U.S. Dollars, accounted for approximately 22%, 18%, and 40% of our net sales for the years ended December 31, 2007, 2006, and 2005, respectively. For the years ended December 31, 2007, 2006, and 2005, sales in foreign currency represented 6%, 4%, and 4%, respectively, of our net sales.
     For the years ended December 31, 2007, 2006 and 2005, we had zero, zero, and two individual customers that represented more than 10% of net sales. For the year ended December 31, 2005, Toshiba Medical Systems Corporation and Hitachi Medical Corporation accounted for 16% and 10%, respectively, of net sales. No individual customer accounted for more than 10% of our total accounts receivable as of December 31, 2007 and 2006.
     The following tables present certain geographic information, based on location of customer:

	Net Sales
	2007	2006	2005
United States of America	$46,330	$60,660	$49,181
Japan	3,232	3,394	24,377
Europe	7,244	7,024	6,626
Canada	1,236	2,139	1,877
Other	1,530	1,105	477

Total net sales	$59,572	$74,322	$82,538

	Long-Lived Assets
	2007	2006
United States of America	$3,044	$2,576
Canada	816	1,096
Europe	221	231
India	510	—
Other	40	37
     Long–lived assets represent property, plant and equipment, net of related depreciation. Long–lived assets in service at the China office were not material as of December 31, 2007 and 2006.
(13) Quarterly Results (unaudited)

	2007 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$15,874	$14,036	$14,054	$15,608
Loss before income taxes	(9,707)	(10,729)	(141,840)	(9,532)
Net loss	(9,721)	(10,740)	(141,554)	(9,553)
Basic loss per share	$(0.29)	$(0.32)	$(4.17)	$(0.28)
Diluted loss per share	(0.29)	(0.32)	(4.17)	(0.28)

	2006 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$16,140	$31,437	$13,889	$12,856
Loss before income taxes	(6,820)	(209,404)	(10,080)	(23,169)
Net loss	(5,320)	(211,019)	(11,205)	(31,379)
Basic loss per share	$(0.16)	$(6.27)	$(0.33)	$(0.93)
Diluted loss per share	(0.16)	(6.27)	(0.33)	(0.93)

Merge Technologies Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)
(14)	Subsequent Events
     On February 14, 2008, we announced the reduction in our worldwide headcount from approximately 600 individuals at September 30, 2007, including contracted personnel in Pune, India, to approximately 440 persons by March 31, 2008, approximately 28% of our current worldwide workforce, with the vast majority of those reductions having been completed concurrent with or before the announcement. We anticipate that we will recognize a charge in our financial statements for the first quarter ending March 31, 2008 of approximately $2,000, consisting of approximately $1,300 in severance costs and approximately $700 in other costs including primarily legal fees and future lease payments on the Burlington, Massachusetts office, which we have completely vacated.
     On March 6, 2008, we received $1,050 from our primary directors and officers’ liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge Healthcare and some of its current and former directors and officers. The collection of cash will be recorded as a credit to general and administrative expense in our first quarter of 2008. Although the amount reimbursed is only a portion of the actual insurance coverage maintained by us, it is not possible at this time to estimate how much, if any, additional funds will be collected from the insurance carriers related to these defense costs or the magnitude of the additional costs to be incurred by us in connection with the outstanding litigation and SEC investigation.

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
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a–15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described below, under “Management’s Report on Internal Control Over Financial Reporting”, a material weakness was identified in our internal control over financial reporting as of December 31, 2007 relating to our accounting for income taxes. Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
     A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weakness in internal control over financial reporting as of December 31, 2007:
We did not have adequate internal review procedures or personnel with appropriate technical income tax expertise and institutional knowledge to review income tax accounting matters addressed by the external professional accounting resources contracted by us. These deficiencies resulted in material errors in our 2006 financial statements, which were restated in an Annual Report on Form 10-K/A that was filed in December 2007. These deficiencies also resulted in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
     As a result of the material weakness described above, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established by COSO.

     KPMG LLP, our independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report on our internal control over financial reporting. This report can be found below.
(c) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Merge Healthcare Incorporated:
     We have audited Merge Healthcare Incorporated and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the Company’s accounting for income taxes has been identified and included in management’s assessment.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2007. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 31, 2008, which expressed an unqualified opinion on those consolidated financial statements.
     In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
Chicago, Illinois
March 31, 2008

(d) Changes in Internal Control Over Financial Reporting
     There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2007.
(e) Remediation Efforts to Address Material Weakness in Internal Control Over Financial Reporting
     Based on our assessment of our internal control over financial reporting as of December 31, 2007, management is considering re-allocating certain responsibilities within the current financial accounting team so that appropriate time can be spent by individuals with the appropriate technical accounting expertise reviewing the income tax work of the external professional accounting firm and addressing the more technically complex accounting matters. In addition, we will ensure that such personnel are properly educated in the accounting for income taxes and other technical matters.
Item 9B. OTHER INFORMATION
     None.
PART III
     As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we will file (pursuant to Section 240.14a–101) our definitive proxy statement for our 2008 annual shareholder meeting (the ‘‘Proxy Statement’’) not later than April 30, 2008, and are therefore incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers
     The following table sets forth the names of our Executive Officers, and their respective ages and positions with us, followed by a brief biography of each individual, including his business experience during the past five years.

Name	Age	Position
Kenneth D. Rardin	57	President and Chief Executive Officer, Director
Gary D. Bowers	55	President, Merge Healthcare North America
Jacques F. Cornet	52	President, Merge Healthcare EMEA
Steven R. Norton	46	Executive Vice President and Chief Financial Officer
Loris Sartor	50	President, Cedara Software
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
     Steven R. Norton joined the Company as Executive Vice President and Chief Financial Officer effective January 8, 2007. Mr. Norton manages all financial areas of the Company, as well as legal, information technology, and investor relations. Previously, Mr. Norton was Senior Vice President and Chief Financial Officer at Manhattan Associates, a publicly traded supplier of supply chain management software and systems, from January 2005 to March 2006. From November 1999 to January 2005, he was an Executive Vice President and Chief Financial Officer for Concurrent Computer Corporation. Additionally, Mr. Norton has held senior management positions at LHS Group, Ernst & Young, and KPMG. Mr. Norton earned his Bachelor of Arts degree from Michigan State University in 1983.
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
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this annual report:
     Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:
•	Consolidated Balance Sheets at December 31, 2007 and December 31, 2006;

•	Consolidated Statements of Operations for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005;

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005;

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005;

•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years ended December 31, 2007, December 31, 2006 and December 31, 2005; and

•	Notes to Consolidated Financial Statements.
(b)	See Exhibit Index that follows.
Exhibit Index
3.1	Articles of Incorporation of Registrant(A), Articles of Amendment as filed on December 28, 1998 (B) Articles of Amendment as filed on September 2, 1999(C), Articles of Amendment as filed on February 23, 2001(C), Articles of Amendment as filed on August 9, 2002(D), Articles of Amendment as filed on May 27, 2005(E), Articles of Amendment as filed on September 6, 2006(F), and Articles of Amendment filed on February 21, 2008 (G)

3.2	Amended and Restated Bylaws of Registrant(F)

4.1	Rights Agreement, dated as of September 6, 2006, between the Registrant and American Stock Transfer & Trust Co.(F)

10.1	Employment Agreement entered into as of March 1, 2004, between Registrant and Richard A. Linden(D)*

10.2	Employment Agreement entered into as of March 1, 2004, between Registrant and William C. Mortimore(D)*

10.3	Employment Agreement entered into as of March 1, 2004, between Registrant and Scott T. Veech(D)*

10.4	Letter Agreement dated May 12, 2006, between Registrant and Scott T. Veech(H)*

10.5	Employment Agreement entered into as of April 1, 2006, between Registrant and David M. Noshay(I)*

10.6	Key Officer Agreement entered into as of October 12, 2005, by and between Registrant and Steven M. Oreskovich(J)*

10.7	Letter Agreement dated July 2, 2006 by and between Registrant and Steven M. Oreskovich(K)*

10.8	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(D), as amended and restated in its entirety as of September 1, 2003(L)*

10.9	Employment Agreement entered into as of September 6, 2006, between the Registrant and Kenneth D. Rardin (F), as amended December 27, 2007 (M)*

10.10	Employment Agreement entered into as of January 8, 2007 between the Registrant and Steven R. Norton(N)*

10.11	Employment Agreement entered into as of February 5, 2007 between the Registrant and Gary Bowers(O)*

10.12	1998 Stock Option Plan For Directors(P)*

10.13	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(L)*

10.14	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(Q)*

10.15	Form of Non–Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(J)*

10.16	Form of Employee Incentive Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(J)*

10.17	Form of Director Non–Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(J)*

14.1	Code of Ethics(D)

14.2	Whistleblower Policy(D)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

99	Amended and Restated Audit Committee Charter(M)

(A)	Incorporated by reference from Registration Statement on Form SB–2 (No. 333–39111), effective January 29, 1998.

(B)	Incorporated by reference from Quarterly Report on Form 10–QSB for the three months ended March 31, 1999.

(C)	Incorporated by reference from Annual Report on Form 10–KSB for the year ended December 31, 2000.

(D)	Incorporated by reference from Annual Report on Form 10–K for the year ended December 31, 2003.

(E)	Incorporated by reference from Current Report on Form 8–K dated June 7, 2005.

(F)	Incorporated by reference from Current Report on Form 8–K dated September 6, 2006.

(G)	Incorporated by reference from Quarterly Report on Form 10–Q for the three months ended September 30, 2007.

(H)	Incorporated by reference from Current Report on Form 8–K dated May 12, 2006.

(I)	Incorporated by reference from Current Report on Form 8–K dated April 1, 2006.

(J)	Incorporated by reference from Annual Report on Form 10–K for the year ended December 31, 2005.

(K)	Incorporated by reference from Current Report on Form 8–K dated June 29, 2006.

(L)	Incorporated by reference from Quarterly Report on Form 10–Q for the three months ended September 30, 2003.

(M)	Incorporated by reference from Quarterly Report on Form 10–Q for the three months ended June 30, 2007.

(N)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated January 16, 2007.

(O)	Previously filed and incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 2006.

(P)	Incorporated by reference from Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.

(Q)	Incorporated by reference from Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.

*	Management contract, or compensatory plan, or arrangement, required to be filed as an exhibit to this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated
Date: April 1, 2008	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)

Date: April 1, 2008	By:	/s/ Steven R. Norton
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 1, 2008	By:	/s/ Michael D. Dunham
Michael D. Dunham
Chairman of the Board

Date: April 1, 2008	By:	/s/ Robert A. Barish
Robert A. Barish, M. D.
Director

Date: April 1, 2008	By:	/s/ Dennis Brown
Dennis Brown
Director

Date: April 1, 2008	By:	/s/ Robert T. Geras
Robert T. Geras
Director

Date: April 1, 2008	By:	/s/ Anna Marie Hajek
Anna Marie Hajek
Director

Date: April 1, 2008	By:	/s/ R. Ian Lennox
R. Ian Lennox
Director

Date: April 1, 2008	By:	/s/ Kevin E. Moley
Kevin E. Moley
Director

Date: April 1, 2008	By:	/s/ Kevin G. Quinn
Kevin G. Quinn
Director

Date: April 1, 2008	By:	/s/ Ramamritham Ramkumar
Ramamritham Ramkumar
Director

Date: April 1, 2008	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
Director

Date: April 1, 2008	By:	/s/ Richard A. Reck
Richard A. Reck
Director