Form 10-K/A
period 2007-12-31
MERGE HEALTHCARE INC
filed 2008-04-29
CIK 944765

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
Common Stock, $0.01 par value per share
(Title of class)
Securities registered under Section 12(g) of the Exchange Act: NONE
     Indicate by check mark if the Registrant is a well—known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or an non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007, based upon the closing sale price of the Common Stock on June 30, 2007, as reported on the NASDAQ Global Market, was approximately $207,462,700. Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of April 25, 2008: 34,030,195

MERGE HEALTHCARE INCORPORATED
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) is being filed to provide the disclosure required by Part III of Form 10-K. This information was intended to be incorporated by reference from our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and was omitted from the initial filing pursuant to General Instruction G.3 on Form 10-K. Because we now do not expect to file a Definitive Proxy Statement prior to the applicable incorporation by reference deadline, we are hereby filing this Amendment to provide the required disclosure for Part III (Items 10 through 14) and to refile certain information contained in Part IV (Item 15).

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors and Executive Officers
     The following table sets forth the names of our current directors and executive officers and their respective ages and positions with us, followed by a brief biography of each individual, including their business experience during the past five years.

Robert A. Barish, M.D.	54	Director
Gary D. Bowers	55	President, Merge Healthcare North America
Dennis Brown	60	Director
Michael D. Dunham	62	Chairman of Board
Robert T. Geras	70	Director
Anna Marie Hajek	59	Director
R. Ian Lennox	55	Director
Kevin E. Moley	61	Director
Steven R. Norton	46	Executive Vice President and Chief Financial Officer
Kevin G. Quinn	53	Director
Ramamritham Ramkumar	56	Director
Kenneth D. Rardin	57	Director, President & Chief Executive Officer
Richard A. Reck	58	Director
Loris Sartor	50	President, Cedara Software
     Robert A. Barish, M. D. is Vice Dean for Clinical Affairs and Professor of Emergency Medicine at the University of Maryland School of Medicine. From 1996 to 1998, he served as the chief executive officer of University Care, for University of Maryland Medical. He is a Trustee of the Endowment Fund of the University of Maryland. Dr. Barish holds a B.A. from the University of New Hampshire, an M.D. from the New York Medical College and an M.B.A. from Loyola College. Dr. Barish has served on our Board since our initial public offering in February 1998.
     Gary D. Bowers was appointed Senior Vice President, Strategic Business Initiatives in November 2006. He joined us as Vice President in September 2006 and was promoted to President, Merge Healthcare North America in February 2007. Prior to joining us, Mr. Bowers was senior vice president, product technology for Park City Solutions from October 2004 to November 2005, and was a general partner of Rardin Capital Management, a technology and financial consulting firm, from December 1999 to September 2004. Mr. Bowers holds a B.A. in Statistics from the University of Rochester.
     Dennis Brown served as vice president of finance, chief financial officer and treasurer of Apogent Technologies Inc. (“Apogent”), a New York Stock Exchange company from January 2003 to December 2004. Fisher Scientific International Inc. acquired Apogent in August 2004, and after completion of a transition period, Mr. Brown retired from Apogent in December 2004. From December 2000 through January 2003, Mr. Brown served as a financial consultant to Apogent. Mr. Brown also served as vice president of finance, chief financial officer and treasurer of Apogent’s predecessor, Sybron International Corporation (“Sybron”), a publicly traded company formerly headquartered in Milwaukee, Wisconsin, from January 1993 through December 2000, at which time Sybron’s life sciences group was relocated to Portsmouth, New Hampshire, and Sybron was renamed Apogent. Mr. Brown is a Fellow of the Chartered Institute of Management Accountants (England). Mr. Brown has served on our Board since May 2003 and previously served on our Board from the date of our initial public offering in February 1998 until May 2000.
     Michael D. Dunham has served on our Board since our initial public offering in February 1998 and has been Chairman of the Board since May 2006 (including designation as our principal executive officer from July 2006 until early September 2006). Mr. Dunham is the owner and, since 2002, has served as president of Dunham Global Associates, Ltd., which owns private companies in the software technology industry. Mr. Dunham previously served as senior vice president of industrial and financial systems, IFS NA, a publicly traded Sweden—based corporation that markets and supports manufacturing software systems, from 1999 to May 2006. Mr. Dunham co—founded and served as chief executive officer of publicly traded Effective Management Systems, Inc. between 1978 and 1999. Mr. Dunham is a director of Heartland Group, Inc., a mutual funds holding company. Mr. Dunham also served as a director of the Milwaukee Metropolitan Association of Commerce from 1991 to 2004. Mr. Dunham holds a B.S. in Electrical Engineering from the University of Denver and a M.M.S. from the Stevens Institute of Technology.
     Robert T. Geras has been a Shareholder since May 1989 and our director since prior to our initial public offering in 1998. Since January 2004, Mr. Geras has been a director of Capital Growth Systems, Inc., a public reporting holding company and for Nexvu Technologies LLC, an application performance management software company. Mr. Geras has been a private venture investor for more than 25 years and has participated as a director of, investor in, and/or advisor to numerous small businesses in fields ranging from medical equipment, computer software, banking, telecommunications, industrial distribution and the internet. He has also assisted in corporate planning, capital formation and management for his various investments. Mr. Geras holds a B.S.B.A. from Northwestern University.
     Anna Marie Hajek has been president and chief executive officer of Clarity Group, Inc., a healthcare risk and quality management company specializing in patient safety solutions and the management of professional liability insurance operations since she co—founded the firm in 2000. From 1995 to 2000, Ms. Hajek served as executive vice president and president of the Healthcare Risk Services Group operating division of MMI Companies, Inc., a New York Stock Exchange company specializing in risk management and liability insurance to the healthcare industry. Ms. Hajek has worked in hospital and academic medical center settings in her capacity as a medical technologist and educator. She received her B.A. with honors from the College of St. Teresa, Winona, Minnesota, and her Masters Degree in Health Professions Education from the University of Illinois at Chicago. She holds an active Medical Technologist Certification from the American Society of Clinical Pathologists. Ms. Hajek joined our Board in May 2001.
     R. Ian Lennox is an investor in the life sciences industry. He is a director of several life sciences companies in North America. From 2000 to 2004, Mr. Lennox held leadership positions at MDS Inc. (“MDS”), first as president and chief executive officer, drug discovery and development, and later as president and chief executive officer, pharmaceutical and biotechnology markets. Prior to joining MDS, he was president and chief executive officer of Phoenix International Life Sciences, a NASDAQ Stock Exchange company, and chairman and chief executive officer of Drug Royalty Corporation, a Toronto Stock Exchange listed company. From 1978 to 1997, Mr. Lennox held progressively senior managerial positions at Monsanto Company in the U. S., Europe and Latin America, including six years as president and chief executive officer, Monsanto (Canada), based in Toronto. Mr. Lennox has also served as director of a number of life sciences companies and charitable foundations in North America. Mr. Lennox holds an Honours B.S. degree in physiology and pharmacology and an M.B.A. from the University of Western Ontario. He has also completed the executive management program in finance at the Columbia School of Business. Mr. Lennox joined our Board in August 2005.
     Kevin E. Moley most recently served as U. S. Ambassador representing the United States of America to the United Nations and other international organizations in Geneva from September 2001 to April 2006. Prior to this position, Ambassador Moley was a private investor and served on the board of several public and private companies. Additionally, he served as president and chief executive officer of Integrated Medical Systems Inc., then one of the largest physician networking services, from 1996 to 1998, and was a senior vice president of PCS Health Systems, Inc. from 1993 to 1996. From 1992 to 1993 Ambassador Moley served as Deputy Secretary of the U. S. Department of Health and Human Services (HHS). He began his government career at HHS in 1984. Ambassador Moley previously served on our Company’s Board from 1998 to 2001, and currently serves on the board of directors of Cephalon, a NASDAQ Stock Exchange international biopharmaceutical company. Ambassador Moley was appointed to our Board in September 2006.
     Kevin G. Quinn has been, since 1999, president of Wye River Group, Inc., a private investment and advisory company specializing in corporate and public finance. From 1994 to 1999, Mr. Quinn was managing director and head of investment banking at H.C. Wainwright & Co., which served as one of the underwriters of our Company’s initial public offering. Mr. Quinn’s previous positions include Alex. Brown & Sons, where Mr. Quinn served as a managing director and manager of public finance from 1982 to 1994. He currently serves on the boards of directors of several public and private companies, including CareFirst, Inc., one of the largest health care insurers in the mid—Atlantic region, as well as Securities Finance Trust Company and Old Mutual Asset Management Trust Company. Mr. Quinn was appointed to the Board in September 2006. Mr. Quinn earned J.D. and M.B.A. degrees from the University of Maryland and a B.A. from Loyola College.
     Steven R. Norton joined us as Executive Vice President, Chief Financial Officer and Treasurer effective January 8, 2007. Previously, Mr. Norton was senior vice president and chief financial officer at Manhattan Associates, a provider of supply chain management software and systems, from January 2005 to March 2006. From November 1999 to January 2005, Mr. Norton was employed as executive vice president and chief financial officer for Concurrent Computer Corporation, a publicly traded technology company that offers video—on—demand and real—time computer processing solutions. Additionally, Mr. Norton held senior finance positions at LHS Group, and was an auditor with Ernst & Young, and KPMG LLP. Mr. Norton received his Bachelor of Arts degree from Michigan State University.
     Ramamritham Ramkumar was formerly a director of Cedara prior to our business combination with Cedara and has served on our Board since August 2005. Mr. Ramkumar has been a principal shareholder and chairman of the board of Process Research ORTECH, Inc., a metallurgical research and development organization, since 1988, and has held various positions at Reff Incorporated, now a division of Knoll Incorporated, until 1986. From 1988 to 2004, Mr. Ramkumar was president and chief executive officer at Inscape Corporation, formerly Office Specialty, and has held various positions at Clarkson Gordon, now Ernst and Young. Mr. Ramkumar has a Bachelor of Technology from Metallurgical Engineering and an M.B.A. from the University of Toronto. Mr. Ramkumar is a Charter Member of the Toronto chapter of TiE and serves on the board of directors of Toronto Rehabilitation Hospital.
     Kenneth D. Rardin was appointed as a director and President and Chief Executive Officer on September 6, 2006. Mr. Rardin has over 25 years of senior executive management experience in the healthcare information technology, computer software, and computer services industry. From October 2004 to January 2006, Mr. Rardin served as chairman and chief executive officer of Park City Solutions, a leading eHealth company that specialized in electronic health records, systems integration and consulting. Prior to joining Park City Solutions, Mr. Rardin was the managing partner of Rardin Capital Management, a technology and financial consulting company. From October 1992 to October 1998, Mr. Rardin served as chairman of the board and chief executive officer of IMNET Systems, Inc., an electronic healthcare information management system company.
     Richard A. Reck, is the president of Business Strategy Advisors LLC, a business strategy consulting firm, and has served in such capacity since August 2002. Mr. Reck joined the certified public accounting firm of KPMG LLP in June 1973 and remained in their employ until his retirement as a partner in July 2002. He currently serves on the boards of Interactive Intelligence, Inc., a publicly held software company, and Advanced Life Sciences Holdings Inc., a publicly held biopharmaceutical company, as well as the boards of several private and not—for—profit entities. Mr. Reck is a certified public accountant and holds a B.A. in Mathematics from DePauw University and an M.B.A. in Accounting from the University of Michigan. Mr. Reck has been a director of our Company since April 2003.
     Loris Sartor was appointed President of Cedara in November 2006. He formerly held various positions with Cedara, including Director of the Platforms Products Division, Product Vice President, Divisional Vice President of Engineering and Customer Solutions, and most recently Vice President of Sales. Prior to joining Cedara, Mr. Sartor held several technical and management positions in the Sietec Open Systems division at Siemens Electric Ltd., as well as various other technical positions within the software industry. Mr. Sartor holds a Bachelor of Applied Science and Engineering Degree (Computer Science Option) and an M.B.A. from the University of Toronto.
Audit Committee; Audit Committee Financial Expert
     Our Audit Committee adopted an amended and restated charter in August 2007, to replace the charter which had previously been in effect. The charter is available on our web site at www.mergehealthcare.com. Our Audit Committee recommends engagement of our Company’s independent accountants, approves services performed by these accountants, and reviews and evaluates our Company’s accounting system and its system of internal accounting controls. The Audit Committee met thirteen (13) times in 2007. The directors who currently serve on the Audit Committee are Mr. Brown, as chair, Messrs. Geras, Ramkumar and Reck. Mr. Brown is the designated financial expert. All of the members of the Audit Committee are “independent,” as defined in Rule 4200 of the Nasdaq Global Market (which we refer to as “Rule 4200”).
Code of Ethics and Whistleblower Policy
     We have adopted a Code of Ethics that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer, our controller and persons performing similar functions. Our Code of Ethics and the related Whistleblower Policy are available on our web site at www.mergehealthcare.com. Future material amendments or waivers relating to the Code of Ethics and/or the corresponding Whistleblower Policy will be disclosed on our web site referenced in this paragraph within four (4) business days following the date of such amendment or waiver.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires our executive officers, members of our Board, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of our equity securities with the Commission. The Commission requires executive officers, directors and greater than ten percent (10%) Shareholders to furnish us with copies of all these forms filed with the Commission.
     To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers and directors complied with their reporting obligations during 2007.

Item 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
     The following discussion and analysis relates to the compensation awarded, earned, or paid in 2007 by the executives listed below, whom we refer to as our “Named Executive Officers.”

Named Executive Officers	Title

Kenneth D. Rardin	President and Chief Executive Officer since September 2006

Steven R. Norton	Executive Vice President, Chief Financial Officer and Treasurer since January 2007

Gary D. Bowers	Senior Vice President, Strategic Business Initiatives from November 2006 until February 2007; President, Merge Healthcare North America since February 2007

Jacques F. Cornet	President of Merge Healthcare EMEA since November 2006, resigned from his position with Merge Healthcare effective March 31, 2008

Loris Sartor	Senior Vice President, Cedara President since November 2006

Steven M. Oreskovich	Chief Accounting Officer and Interim Treasurer, Principal Financial Officer from July 2006 to January 2007; Vice President of Internal Audit since January 2007
Compensation Philosophy
     The primary objectives of our executive compensation policies are as follows:
•	to attract and retain talented executives by providing compensation that is competitive with the compensation provided to executives at companies of comparable size and growth trajectory in the health care information technology industry, while maintaining compensation within levels that are consistent with our annual budget, financial objectives and operating performance;

•	to provide appropriate incentives for executives to work toward the achievement of our annual financial performance and business goals based on our annual budget;

•	to more closely align the interests of the executive officers with those of our Shareholders and the long—term interests of our Company; and

•	to achieve internal parity in compensation across our multi—national organization.
     Our incentive compensation programs are designed to reward executive contributions to the success of our organization. Specifically, they are designed to reward achievement of our annual financial performance and business goals based on our annual budget and creation of Shareholder value.
Compensation Mix
     Historically, we have used a mix of short—term compensation (base salaries and annual cash incentive bonuses) and long—term compensation (stock option grants and restricted stock awards) to meet the objectives of our compensation programs. We do not have a fixed policy for allocating between long—term and short-term compensation or between cash and non—cash compensation. We determined the exact mix of compensation structures on a case—by—case basis, basing our determination on competitive market data provided by a compensation consultant or gathered in informal internal market studies, the experience and judgment of our Compensation Committee, and the recommendation of our Chief Executive Officer (except with respect to his own compensation). As a result, the mix may have differed for each individual. Because we believe that it is important to align the interests of our executives with those of our Shareholders, equity incentive compensation has made up a significant portion of each executive’s overall compensation package, and our Named Executive Officers have received minimal perquisites.
     In the future, we plan to continue to use a varied mix of short—term and long—term compensation, which we will continue to implement on a case—by—case basis. To enhance the alignment of our executives’ interests with the interests of our Shareholders, however, we currently intend to provide an increasingly large portion of executive compensation in the form of long—term, equity—based awards.
Compensation Committee
     Compensation Committee. Our Compensation Committee adopted a charter in May 2007, and the charter is available on our web site at www.mergehealthcare.com. Our Compensation Committee is responsible for reviewing, monitoring, administering and establishing the compensation of our executive officers. This committee also reviews and administers stock option and other equity grants under our stock option plans. The directors who currently serve on our Compensation Committee are Ms. Hajek, as chairperson, Dr. Barish, and Messrs. Lennox and Reck. All of the members of the Compensation Committee are currently “independent,” as defined in Rule 4200. Our Compensation Committee met twelve (12) times in 2007.
     We utilized the services of a compensation consultant during 2007 in determining the appropriate amount and type of equity incentive compensation for our executive officers and board members and also the amount of cash compensation for attendance and participation in board of directors and committee meetings during 2007. We provide more information about the compensation consultant’s engagement below.
Role of the Compensation Committee
     The Compensation Committee of our Board is responsible for administering our compensation practices and ensuring they are competitive and designed to drive corporate performance. Our Compensation Committee reviews compensation policies affecting our executive officers annually, taking into consideration our financial performance, our annual budget, our position within the health care information technology industry, the executive compensation policies of similar companies in similar industries and, when reviewing individual compensation levels, certain individual factors, including the executive’s level of experience and responsibility and the personal contribution that the individual has made to our success.
     During 2007, our Compensation Committee engaged Compensation Resources, Inc., an independent compensation consultant, to perform a benchmarking study of executive compensation among certain companies in the healthcare software and services industry. The companies included in the study were the following:
•	Amicas, Inc.

•	Emageon Inc.

•	Nighthawk Radiology Holdings, Inc.

•	Virtual Radiologic Corp.

•	Vital Images, Inc.

•	WebMD Corp.
     Compensation Resources was asked to provide information to the Committee regarding:
•	the types of equity vehicles used by other companies as part of their long term incentive plans, post FAS123;

•	how other companies determine the number of shares granted and how such companies address the issue of parity among staff;

•	the percentage of outstanding stock that is generally deemed appropriate for public companies to allocate for management, staff and directors; and

•	issues to consider when granting restricted stock versus stock options and other equity awards as part of a long term incentive plan.
The Compensation Committee also used information on compensation paid by peer companies in the healthcare information technology industry provided by the international executive search firm hired to perform our chief financial officer search.
Chief Executive Officer
     Mr. Rardin became our President and Chief Executive Officer on September 6, 2006. Mr. Rardin’s compensation package was established pursuant to the arm’s length negotiations that proceeded our engaging him as our new President and Chief Executive Officer. In connection with his agreement to become our President and Chief Executive Officer, we entered into an employment agreement with Mr. Rardin effective as of September 6, 2006. Mr. Rardin’s employment agreement was subsequently modified on December 27, 2007 to make the benefits available to Mr. Rardin in connection with disability consistent with the other executive officers and to also change the location of his job responsibilities to the Company’s Global Administrative Offices in Alpharetta, Georgia.
Elements of Compensation1
     The compensation that we pay our Named Executive Officers consists of the following elements: base salary, cash incentive compensation, equity incentive compensation, post-employment benefits, and, in limited circumstances, perquisites and other benefits. The following discussion explains the reason we pay each element of compensation, how the amount of each element is determined, and how each element fits into our overall compensation philosophy and affects decisions regarding other elements.
     Base Salary
     We seek to pay executives a base salary competitive with salaries of executives at companies of comparable position in the healthcare information technology industry. We have not historically attempted to make base salary a certain percentage of total compensation.
     Our Compensation Committee reviews the base salaries of all executive officers annually and may adjust these salaries to ensure external competitiveness and to reflect adequately on the executive’s individual position and performance, as well as the performance of our Company. In addition to these factors, our Compensation Committee considers the recommendations of our Chief Executive Officer when adjusting base salaries of our Named Executive Officers other than himself. We may also make base salary adjustments during the year if the scope of an executive officer’s responsibility changes relative to the other executives.
     Historically, our Compensation Committee has approved, in connection with our Company’s business planning and budgeting process, a target salary increase of between three percent (3%) and five percent (5%) across our Company as a whole, with a portion of this pool to be allocated to executive officer base salaries and the remainder to be allocated to other employees. The Compensation Committee has not used any formula or specific criteria to determine how much of this pool to allocate to the executive officers, but has instead taken into consideration a variety of corporate and individual performance factors and its views on whether the base salaries for executive officers within the general industry were increasing.

[1]	All Canadian dollar amounts included herein were converted to US dollars using the exchange rate in effect at December 31, 2007 of $1.012 US dollars per Canadian dollar.

     The annual base salaries of our Named Executive Officers were not adjusted during 2007 since we adjusted the annual base salaries of certain of our Named Executive Officers during late 2006 as shown below. In addition, the salaries for Mr. Rardin and Mr. Bowers had just recently been established in connection with the commencement of their employment on September 5, 2006. As noted, the adjustments reflect promotions to a current position, significant personal achievements and our need to continue to provide a competitive and attractive compensation package in light of the distressed nature of our organization, as applicable. The amounts of salary paid to our Named Executive Officers in 2007 are shown in the “Salary” column of the Summary Compensation Table.
•	On November 15, 2006, we increased Mr. Bowers’ salary from $215,000 to $235,000 due to increased responsibilities with respect to the development and implementation of an offshore software development and customer support center in India. In February 2007, we entered into an employment agreement with Mr. Bowers to, among other things, reflect his promotion to President, Merge Healthcare North America. We did not change Mr. Bower’s compensation at that time since it was already consistent with the salaries of our other division presidents.

•	On November 15, 2006, we increased Mr. Cornet’s salary from CDN$240,000 (In US Dollars — $210,729 at November 15, 2006) to CDN$267,650 (In US Dollars — $235,000 at November 15, 2006 and $270,862 at December 31, 2007) due to his promotion to President, Merge Healthcare EMEA. In determining the increase, we reviewed compensation information from our peer group, as discussed earlier, and determined what we deemed to be a fair increase. We also determined to pay each of our division presidents the same salary.

•	On November 15, 2006, we increased Mr. Sartor’s salary from CDN$150,000 (In US Dollars — $131,706 at November 15, 2006) to CDN$267,650 (In US Dollars — $235,000 at November 15, 2006 and $270,862 at December 31, 2007)) due to his promotion to President of Cedara and to reflect that he would no longer be a participant in a Company—sponsored sales commission plan. In determining the increase, we reviewed compensation information from peer companies in the industry and determined what we deemed to be a fair increase. We also determined to pay each of our division presidents the same salary.
     In establishing the base salary of Mr. Norton in January 2007 ($300,000 per year) pursuant to the arm’s length negotiations that preceded his becoming our Executive Vice President and Chief Financial Officer, our Board and Compensation Committee relied heavily on benchmarking data provided by an international executive search firm, the Compensation Committee’s experience, compensation information related to the peer group discussed earlier and historical compensation data gathered during the interview processes. The committee set Mr. Norton’s base salary at market consensus based upon the benchmarking data provided by the committee’s consultant.
     Cash Incentive Compensation
     Year Ended December 31, 2007. For 2007, we implemented a performance—based cash bonus plan for our Named Executive Officers and senior management team. The goals of the plan included the following:
•	provide an incentive to achieve the goals and objectives of the organization as set by our Chief Executive Officer and Board; and

•	enable us to attract and retain key executive talent.
     Under the plan, the members of our senior management team were eligible for a bonus based on Company—wide or a combination of Company—wide and business unit performance, as measured against predetermined revenue and EBITDA targets. The Committee determined to use revenue and EBITDA targets because they are good indicators of overall Company financial performance. We define EBITDA as operating income excluding depreciation and amortization, interest, income taxes, FAS 123R expense, and other expenses that are not typically incurred in the normal operations of our Company. For 2007, the revenue and EBITDA targets were high relative to the conservative forecast and would have required the Company to meet an aggressive forecast for payout of the bonuses.

     Each of our Named Executive Officers employment agreements include a target bonus amount, expressed as a percentage of his base salary. Half of the bonus amount is based on achievement of the revenue target under the plan, and the other half is based on achievement of the EBITDA target under the plan. If the targets were exceeded, the bonus amounts could increase, up to one hundred fifty percent (150%) of the target amount. The revenue and EBITDA targets were determined by the Committee after considering historical Company performance and forecasted revenue and EBITDA amounts and were set at a level to require an exceptional performance for the Company to meet maximum bonus payouts.
     For our current Named Executive Officers, target and maximum bonus percentages of base salary for 2007 were as follows:

	Target (as % of	Maximum (as % of
Name	Base Salary)	Base Salary)
Mr. Rardin	70%	105%
Mr. Norton	60%	90%
Mr. Bowers	40%	60%
Mr. Cornet	40%	60%
Mr. Sartor	40%	60%
Mr. Oreskovich	25%	37.5%
     Half of the bonus amounts would be earned and paid based on quarterly performance, and half would be earned and paid based on annual performance.
     Mr. Rardin’s employment agreement provides that he is eligible for an annual performance bonus with a target of seventy percent (70%) of his base salary. The Board, at its discretion, may award additional bonus above the seventy percent (70%). As discussed above and in accordance with the Company’s bonus program, Mr. Rardin, like the other executive officers, was eligible to receive up to 150% of his target bonus depending on the Company’s revenue and EBITDA results during the year. In the first twelve months of the employment agreement (through September 6, 2007), fifty percent (50%) of the bonus target was guaranteed to Mr. Rardin, while the remaining fifty percent (50%) was dependent on achievement of Company performance targets of revenue and EBITDA discussed previously
     During 2007, our Named Executive Officers earned and received the following amounts under the company’s performance-based cash bonus plan.

	2007 Target	2007 Bonus	2007 Bonus	2007 Bonus
	Bonus Amount	Earned	Paid in 2007	Paid in 2008
Mr. Rardin (1)	$297,500	$99,167	$99,167	$-0-
Mr. Norton	$180,000	$20,750	$20,750	$-0-
Mr. Bowers	$94,000	$11,750	$11,750	$-0-
Mr. Cornet	$108,345	$25,326	$13,137	$12,189
Mr. Sartor	$108,345	$6,569	$6,569	$-0-
Mr. Oreskovich	$43,750	$5,469	$5,469	$-0-

(1)	The bonus that Mr. Rardin earned and received in 2007 of $99,167 was guaranteed under Mr. Rardin’s employment agreement.

     During 2007, we also paid to Mr. Oreskovich a $25,000 bonus in connection with the timely filing of our 2006 annual report on Form 10-K. The Compensation Committee determined such bonus amount using its discretion to reward Mr. Oreskovich for his extraordinary efforts in helping to complete the Form 10-K.
     Due to the difficulties that we faced in 2006, including the restatement of the previously issued 2003 and 2004 financial statements and the first two quarters of 2005 financial statements, we were unable to establish a corporate business plan for 2006 or to determine corporate financial targets for 2006 that would serve as appropriate targets under a short—term cash incentive bonus program. Accordingly, we did not utilize a company performance-based cash bonus plan in 2006. The Compensation Committee instead created a one—time retention bonus for certain key employees, including some of our Named Executive Officers, to retain the services of employees with the skills and experience to make a significant contribution to our Company during the transition period. The amounts of the retention bonuses were set in the Compensation Committee’s discretion. The following retention bonus amounts were paid to the Named Executive Officers in 2007 and reflected in the 2007 amounts of the Summary Compensation Table:

Name	Amount

Mr. Oreskovich	$105,000
Mr. Cornet	$121,440
Mr. Sartor	$75,900
     Year Ending December 31, 2008. For 2008, we have implemented a performance—based cash bonus plan for our Named Executive Officers and senior management team that is substantially consistent with the 2007 bonus plan. The goals of the plan are identical to those identified for the 2007 bonus plan. Under the 2008 plan, the members of our senior management team are eligible for a bonus based on a number of factors, including:
•	company-wide or company-wide and business unit revenues for the year;

•	the level of new orders received or contracts signed during the year;

•	customer retention rates;

•	results of a customer satisfaction survey;

•	cash flow from operations; and

•	cash balance at the end of the year
     If only certain predetermined targets are met, the bonus amount will be prorated. If the targets are exceeded, the bonus amounts may increase, up to one hundred fifty percent (150%) of the target amount.
     Target and maximum bonus amounts for our Named Executive Officers for 2008 are the same as for 2007. Due to Mr. Cornet’s resignation on March 31, 2008, he is not a participant in the 2008 performance-based bonus plan.
     We also may, from time to time, at our discretion, award bonuses to executives based on such other terms and conditions as our Compensation Committee and Chief Executive Officer may determine appropriate in specific situations.
     Equity Incentive Compensation
     We provide long—term incentive compensation through equity awards under our 2005 Equity Incentive Plan, which authorizes the grant of stock, restricted stock, options to purchase stock, stock units, performance units and stock appreciation rights from time to time to our officers, employees, directors and consultants. We provide long—term incentive compensation to focus our executive officers’ attention on the long—term performance of our Company and the future prospects of its business and to align the interests of our executives more closely with the interests of our Shareholders.
     We believe that long—term stock—based incentive compensation should be structured so as to closely align the interests of our executive officers with the interests of the Shareholders and, in particular, to provide only limited value (if any) in the event that our stock price fails to increase over time. We have, as a result, relied on stock option grants as the principle vehicle for payment of long—term incentive compensation. Under our 2005 Equity Incentive Plan, the Compensation Committee is responsible for approving awards of stock option grants to executive officers, taking into account the relative contributions of each executive, competitive conditions in the industry, negotiations with the executive in connection with his or her initial employment or promotion, as well as the recommendations of the Chief Executive Officer with respect to the other executive officers. We grant stock options, in part, to reward executive officers for their long—term strategic management of our Company and to motivate the executive officers to improve Shareholder value by increasing this component of their compensation package, and accomplish our Compensation Committee’s objective to provide a greater portion of compensation for executive officers in the form of long—term equity based awards.
     In January 2007, in connection with his appointment as our Chief Financial Officer, we granted Mr. Norton 225,000 stock options that will vest on a monthly basis in equal increments over the 48 months following the announcement of his appointment. The options are subject to the terms of our 2005 Equity Incentive Plan and were granted with an exercise price equal to the closing price of our Common Stock on the date of the grant. The Compensation Committee determined the size of the stock option grant to Mr. Norton based partially on the executive compensation policies of similar companies in similar industries provided by the international executive search firm that conducted the officer search.
     In addition, in April 2007, as part of our broader grant of stock options to the Merge Healthcare employees, we granted 35,000 stock options to Mr. Cornet, 60,000 stock options to Mr. Oreskovich, and 45,000 stock options to Mr. Sartor in consideration of the fact that many of their currently issued and outstanding options had exercise prices that were significantly higher than the current market price of the Company’s common stock and did not continue to provide the incentive that the committee deemed appropriate given the then facts and circumstances surrounding the company. The number of new options received was equal to the number of options then issued and outstanding that had an exercise price in excess of $8.05 per share. Each of these options has a term of 6 years and an exercise price of $4.99, the fair market value of the common stock on the date of grant, and vests in increments of 25% on each of the first four anniversary dates of the date of grant.
     Starting in November 2007, we began granting restricted stock to certain of our officers and consultants. The Committee engaged Compensation Resources, Inc. to advise the Committee on contemporary long term incentive programs, including the use of restricted stock grants. After consultation with our consultant, we determined that restricted stock is an appropriate equity vehicle given the shares’ intrinsic value, built-in retention qualities and alignment with other stockholders’ interests. We granted 953,333 shares of restricted stock to our Named Executive Officers (300,000 for Mr. Rardin; 200,000 for each of Mr. Norton, Mr. Bowers and Mr. Sartor and 53,333 for Mr. Oreskovich). The Committee determined the number of shares to grant to the Named Executive Officers based on peer information received from our compensation consultant, recommendations from Mr. Rardin and the Committee’s desire to further incentivize management given the value of the Company’s stock options. The restrictions on the sale of the shares of stock lapse on the 3 year anniversary of the grant date. If certain performance criteria, as established by the Compensation Committee, are achieved during 2008, the restrictions on one third of the restricted shares will lapse on the first anniversary of the grant date. Also, if certain performance criteria, as established by the Compensation Committee, are achieved during 2009, the restrictions on one third of the restricted shares will lapse on the second anniversary of the grant date. Any shares where the restrictions have not lapsed on the third anniversary of the grant date will lapse at that time.
     We have no set policy as to when stock options or other awards should be granted, although historically we have awarded stock options to our executive officers on an annual basis and upon the initial hire. We plan to continue to grant stock option or restricted stock awards as part of our regular executive compensation practices to be reviewed periodically, but not necessarily annually. Stock option agreements under the 2005 Equity Incentive Plan provide that the exercise price of each stock option is the closing price on the date on which the options are granted. Each grant is subject to vesting conditions established at the date of the grant and the stock options generally vest in equal annual installments over a period of four years. Our Compensation Committee, pursuant to the terms of our 2005 Equity Incentive Plan, exercises discretion as to the actual vesting period.
     Post—Employment Benefits
     To help provide for our Named Executive Officers’ financial security in retirement, we encourage them to participate in our long—term profit sharing plans, which consist of a 401(k) Profit Sharing Plan for U. S. employees and a Deferred Profit Sharing Plan (“DPSP”) for Canadian employees, and we made matching contributions under both plans through the first quarter of 2008 and continue to make matching contributions to the 401(k) for the Merge Healthcare North America and corporate employees. Historically, we have not made fixed profit—sharing contributions under either of these plans. All salaried employees of our Company and our subsidiaries are eligible to participate in one of these plans, and our Named Executive Officers’ participation is on the same terms as the participation of all other participants in these plans. The U. S. 401(k) Profit Sharing Plan provides for and Canadian the DPSP provided for matching contributions by us of fifty percent (50%) of an employee’s contribution, up to the lesser of three percent (3%) of the employee’s base pay or U.S.$7,750 in the United States of America and CDN$10,000 in Canada.
     Our Compensation Committee has contractually agreed to provide severance benefits to all of our Named Executive Officers upon their involuntary termination of employment with us or for “good reason” as defined in each of their agreements. Each of our Named Executive Officers’ employment agreements entitle them to certain severance benefits if their employment is terminated under certain circumstances, including certain terminations in connection with a change in control of our Company. We intend these severance benefits to provide economic protection to the executives following a change in control of our Company so that executives can remain focused on our business without undue concern for their personal circumstances. We believe that the amount of severance benefits we offer under the terms of the executive employment agreements is similar to the amounts offered to executive officers by similarly situated companies in our industry based on information we have received from executive search firms, data we gathered from reviewing filings of other similarly situated companies and our members’ individual experiences. Detailed information regarding these employment agreements is included in the text following the Summary Compensation Table and the Potential Payments Upon Termination or Change-in-Control section.
     Perquisites and Other Benefits
     In the U. S., executive officers participate in our broad—based benefit plans on the same terms generally applicable to all U. S.—based employees. Our Canadian executives have an enhanced benefits program when compared with the general Canadian employee base. This regional difference reflects the very different nature of the healthcare systems in Canada and the U. S. and is consistent with the general industry practices of these two countries. Except as described above, we provide limited perquisites and other benefits to our Named Executive Officers.
COMPENSATION COMMITTEE REPORT
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Anna Marie Hajek, Chair	Robert A. Barish, M.D.	R. Ian Lennox	Richard A. Reck

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS
SUMMARY COMPENSATION TABLE
     The following table relates to the compensation earned by our Named Executive Officers in 2007 and 2006.

						Non Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards(2)	Awards(2)	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)(1)	($)	($)	($)(3)	($)		($)
Kenneth D. Rardin	2007	425,000	99,167	15,376	406,840	—	11,254	(4)	957,637
President & Chief Executive Officer	2006	137,035	94,950	—	571,500	—	37,232		840,717

Steven R. Norton	2007	294,423	—	10,251	157,782	20,750	16,228	(4)	499,434
Executive Vice President and Chief Financial Officer

Gary D. Bowers	2007	235,000	—	10,251	109,239	11,750	26,221	(4)	392,461
President, Merge Healthcare North America	2006	71,901	32,148	—	129,484	—	12,000		245,533

Jacques F. Cornet	2007	270,862	121,440	—	73,630	25,326	21,145	(5)	512,403
President, Merge Healthcare EMEA	2006	207,834	138,537	—	59,069	—	19,817		425,257

Loris Sartor	2007	270,862	75,900	10,251	87,878	6,569	23,235	(6)	474,695
President, Cedara Software	2006	139,584	675	—	69,419	148,285	29,952		383,915

Steven M. Oreskovich	2007	175,000	130,000	2,734	165,166	5,469	9,514	(4)	487,883
Vice President of Internal Audit	2006	159,375	746	—	223,363	35,000	3,906		422,390

(1)	For 2007, reflects a guaranteed bonus of $99,167 for Mr. Rardin, retention bonuses of $121,440, $75,900, and $105,000 for Mr. Cornet, Mr. Sartor, and Mr. Oreskovich, respectively, and a discretionary bonus of $25,000 for Mr. Oreskovich.

(2)	Reflects that portion of the dollar amount of awards that we recognized for financial statement reporting purposes in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share—Based Payment (which we refer to as FAS 123R), for the fiscal year ended December 31, 2007 (disregarding the estimate of forfeitures related to service—based vesting). Based on this methodology, the option amounts may include amounts from option awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in note 6 to our audited financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10—K filed with the Commission on April 1, 2008 or in note 7 to our audited financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K/A filed with the Commission on December 27, 2007.

(3)	Represents the cash incentive award earned under our 2007 performance—based cash bonus plan.

(4)	Represents the Company matching contribution under our 401(k) employee retirement savings plan ($6,750 for Mr. Norton and $5,250 for Mr. Oreskovich) and medical, dental, optical and life insurance benefits ($11,254 for Mr. Rardin, $9,478 for Mr. Norton, $8,852 for Mr. Bowers, and $4,264 for Mr. Oreskovich) and $17,369 paid to Mr. Bowers for transportation, temporary lodging and other costs incurred related to commuting from his home in Alpharetta, Georgia to his primary place of employment in Milwaukee, Wisconsin.

(5)	Represents a Company contribution of $8,126 under our DPSP for Canadian employees, payment of $11,501 in medical, dental, optical and life insurance and related costs for the benefit of Mr. Cornet, and $1,518 for the value of items stolen during a business trip.

(6)	Represents a Company contribution of $8,126 under our DPSP for Canadian employees and the payment of $15,109 in medical, dental, optical and life insurance and related costs for the benefit of Mr. Sartor.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2007
     The following table contains information on the plan—based equity and non—equity awards granted to our Named Executive Officers in 2007.

						All Other			Grant Date
			Estimated Future Payouts Under			Stock Awards:	All Other Option	Exercise	Fair Value
			Non-Equity Incentive Plan			Number of	Awards: Number of	or Base Price	of Stock
			Awards(4)			Shares of Stock	Securities	of Option	and Option
			Threshold	Target	Maximum	or Units	Underlying Options	Awards	Awards(3)
Name	Grant Date		($)	($)	($)	(#)	(#)	($/Sh)	($)
Kenneth D. Rardin	11/24/07	(1)				300,000			450,000
			—	297,500	446,250

Steven R. Norton	01/09/07	(2)					225,000	6.02	680,870
	11/24/07	(1)				200,000			300,000
			—	180,000	270,000

Gary D. Bowers	11/24/07	(1)				200,000			300,000
			—	94,000	141,000

Jacques F. Cornet	04/03/07	(2)					35,000	4.99	87,582
			—	108,345	162,517

Steven M. Oreskovich	04/03/07	(2)					60,000	4.99	150,141
	11/24/07	(1)				53,333			80,000
			—	43,750	65,625

Loris Sartor	04/03/07	(2)					45,000	4.99	112,606
	11/24/07	(1)				200,000			300,000
			—	108,345	162,517

(1)	Represents restricted stock granted pursuant to our Company’s 2005 Equity Incentive Plan. If certain performance criteria are achieved during 2008 and 2009, the restrictions on one-third of the restricted shares will lapse on each of the first anniversary and second anniversary of the grant date. Any shares where the restrictions have not lapsed on the third anniversary of the grant date will lapse at that time.

(2)	Grant of options pursuant to our Company’s 2005 Equity Incentive Plan.

(3)	Represent full grant date fair value as determined in accordance with FAS 123R.

(4)	Represents threshold, target and maximum amounts payable under our 2007 performance—based cash bonus plan. Actual amounts earned are reflected in the non-equity incentive plan compensation column of the summary compensation table.
Employment Agreements
     Rardin Employment Agreement. On September 6, 2006, our Board approved, and our Company entered into, an employment agreement with Kenneth D. Rardin, pursuant to which we agreed to employ Mr. Rardin as our Company’s President and Chief Executive Officer and also to appoint Mr. Rardin as a director of our Company. Mr. Rardin’s employment agreement was subsequently amended on December 27, 2007 to make the benefits available to Mr. Rardin in connection with disability consistent with the other executive officers and to also change the location of his job responsibilities to the Company’s Global Administrative Offices in Alpharetta, Georgia. The employment agreement obligates our Company to pay Mr. Rardin a salary at a rate of no less than $425,000 per year. Options to purchase 450,000 of our Common Shares were granted to Mr. Rardin under our Company’s 2005 Equity Incentive Plan on September 6, 2006. In addition, the employment agreement provides that Mr. Rardin will be eligible for annual performance bonuses with a target of seventy percent (70%) of base salary. Our Board, in its discretion, may award an additional bonus above the seventy percent (70%) target. In the first twelve months of the employment agreement, 50% of the bonus target was guaranteed to Mr. Rardin, while the remaining fifty percent

(50%) was dependent on achievement of defined Company and individual performance targets. For the period from the end of the initial twelve months to year-end 2007, our Board and Mr. Rardin mutually agreed to determine his bonus consistent with the terms of the 2007 performance based cash bonus plan in place for the other Named Executive Officers. Mr. Rardin is also entitled to receive all non—wage benefits our Company provides generally for its executive employees. The agreement will remain in effect until terminated and will be reviewed by the Company no less frequently than every three years.
     Norton, Bowers, Cornet and Sartor Employment Agreements. On January 8, 2007, we entered into an employment agreement with Steven R. Norton, our Executive Vice President and Chief Financial Officer. On February 5, 2007, we entered into an employment agreement with Gary D. Bowers, pursuant to which we agreed to employ Mr. Bowers as the President of Merge Healthcare North American. On March 31, 2007, we entered into an employment agreement with each of Jacques Cornet and Loris Sartor, pursuant to which we agreed to employ Mr. Cornet as the President of Merge Healthcare Europe, Middle-East, and Africa and Mr. Sartor as the President of Cedara Software Corp. The agreements will remain in effect until terminated and will be reviewed by the Company no less frequently than every three years.
     The employment agreements obligate our Company to pay no less than the following annual base salaries: Mr. Norton — U.S. $300,000; Mr. Bowers — U.S. $235,000; and Messrs. Cornet and Sartor- Canadian $267,650. In addition, the employment agreements provide that each executive will be eligible for annual performance bonuses with a target of the following percentages of base salary: Mr. Norton — 60% and Messrs. Bowers, Cornet and Sartor — 40%. Finally, the agreements provide that each executive will be eligible for stock option grants and all non-wage benefits the Company provides generally for its executive employees.
     Oreskovich Letter Agreement. On July 2, 2006, we entered into a letter agreement (the “Oreskovich Agreement”) with Steven M. Oreskovich, our Chief Accounting Officer and Interim Treasurer and Interim Secretary. Under the Oreskovich Agreement, we agreed to increase Mr. Oreskovich’s base salary to $175,000 per year, effective July 1, 2006, and pay Mr. Oreskovich a cash retention bonus in an amount equal to sixty percent (60%) of his base salary at the time of payout within thirty (30) days of June 30, 2007.
Option Awards
     All of the stock options that we granted in 2007 were non-qualified stock options granted pursuant to the terms of our 2005 Equity Incentive Plan. All of the options have an exercise price equal to the closing price of our Common Stock on the date on which they were granted. The options vest in 25% increments on each of the first four anniversary dates of the grant date with the exception of Mr. Norton’s options which vest equally over a period of 48 months, subject to the employee’s continued employment with us. Following a termination of service for any reason other than gross negligence, commission of a felony or a material violation of any of our established policies, vested options remain exercisable for six months, unless the Committee determines to extend this period.. Each of the employment agreements of our Named Executive Officers provides that all unvested stock options immediately vest upon a change of control of our Company. In addition, our Board may accelerate the vesting of the options of any other employees on a change of control of our Company, at the Committee’s discretion.
Stock Awards
     The restrictions on the sale of the shares of restricted stock that were awarded during 2007 lapse on the 3 year anniversary of the grant date. If certain performance criteria, as established by the Compensation Committee, are achieved during 2008, the restrictions on one third of the restricted shares will lapse on the first anniversary of the grant date. Also, if certain performance criteria, as established by the Compensation Committee, are achieved during 2009, the restrictions on one third of the restricted shares will lapse on the second anniversary of the grant date. Any shares where the restrictions have not lapsed on the third anniversary of the grant date will lapse at that time. The restrictions will lapse upon certain events resulting in the separation of service of the executives or upon a change in control of the Company. Such provisions are discussed below under “Potential Payments Upon Termination or Change-In-Control.”

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
     The following table contains information concerning equity awards held by our Named Executive Officers that were outstanding as of December 31, 2007.

	Option Awards					Stock Awards
	Number of
	Securities	Number of Securities						Market Value of
	Underlying	Underlying		Option		Number of Shares or		Shares or Units of
	Unexercised Options	Unexercised Options		Exercise	Option	Units of Stock That		Stock That Have Not
	(#)	(#)		Price	Expiration	Have Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($)(11)
Kenneth D. Rardin	225,000	225,000	(1)	8.05	09/05/2012	300,000	(10)	357,000

Steven R. Norton	51,563	173,437	(2)	6.02	01/08/2013	200,000	(10)	238,000

Gary D. Bowers	50,000	50,000	(1)	8.05	09/05/2012	200,000	(10)	238,000
	6,250	18,750	(3)	6.34	11/16/2012

Jacques F. Cornet	18,750	6,250	(4)	17.50	05/31/2011
	26,656	0		2.75	05/11/2008
	5,000	5,000	(5)	17.82	10/19/2011
	12,500	37,500	(6)	6.34	11/16/2012
	0	35,000	(7)	4.99	04/02/2013

Steven M. Oreskovich	15,000	5,000	(8)	15.00	03/31/2010	53,333	(10)	63,466
	3,750	1,250	(9)	12.96	07/15/2010
	17,500	17,500	(4)	17.50	05/31/2011
	50,000	50,000	(1)	8.05	09/05/2012
	0	60,000	(7)	4.99	04/02/2013

Loris Sartor	18,750	6,250	(4)	17.50	05/31/2011	200,000	(10)	238,000
	24,458	0		2.75	05/11/2008
	10,000	10,000	(5)	17.82	10/19/2011
	12,500	37,500	(6)	6.34	11/16/2012
	0	45,000	(7)	4.99	04/02/2013

(1)	Fifty percent (50%) of the options will vest on each of September 6, 2008 and September 6, 2009.

(2)	4,687.50 options will vest on a monthly basis through January 9, 2011.

(3)	6,250 options will vest on each of November 17, 2008, November 17, 2009 and November 17, 2010.

(4)	One hundred percent (100%) of the options will vest on June 1, 2008.

(5)	Fifty percent (50%) of the options will vest on each of October 20, 2008 and October 20, 2009.

(6)	12,500 options will vest on each of November 17, 2008, November 17, 2009 and November 17, 2010.

(7)	Twenty five percent (25%) of the options will vest on each of April 3, 2008, April 3, 2009, April 3, 2010 and April 3, 2011.

(8)	One hundred percent (100%) of the options will vest on April 1, 2008.

(9)	One hundred percent (100%) of the options will vest on July 16, 2008.

(10)	One hundred percent (100%) of the restricted stock will vest on November 24, 2010, or earlier upon each of November 24, 2008 and November 24, 2009 if certain performance targets are achieved.

(11)	Reflects the value as calculated using the closing market price of our Common Stock as of the last trading day in fiscal year 2007, December 31, 2007 ($1.19).
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE—IN—CONTROL
Description of Agreements Providing for Potential Payments
     We have entered into certain agreements that will require us to provide compensation to certain of our Named Executive Officers in the event of a termination of employment. These agreements generally call for increased payments if the termination of employment occurs in connection with a change of control. A summary of these agreements follows this section.
     Pursuant to the Named Executive Officers’ restricted stock award agreements, the restrictions will lapse and the restricted stock will become fully vested upon the Named Executive Officer’s: (a) termination of employment due to disability; (b) resignation for good reason (as defined in the agreement); or (c) termination of employment by the Company without cause. Additionally, the share restrictions will lapse and the restricted stock will become fully vested upon (i) the Named Executive Officer’s involuntary termination of employment within 365 days after a change in control; (b) the Named Executive Officer’s resignation for good reason within 365 days of a change in control; or (c) upon the sale by the Company of the business unit with respect to which the Named Executive Officer primarily performs services.
Rardin Employment Agreement
     Mr. Rardin’s employment agreement provides for payments and benefits on certain terminations and changes of control of our Company.
     Termination for Cause; Resignation without Good Reason. If we terminate Mr. Rardin’s employment for “cause” or he resigns without “good reason"(as such terms are defined in his agreement), then he will receive only the salary that is accrued through the date of termination. “Cause” is defined in the agreement as a termination for gross negligence related to the performance of Mr. Rardin’s duties, Mr. Rardin’s commission of a felony or his material violation of a significant corporate policy that has not been substantially mitigated after three (3) days notice. “Good reason” is defined in the agreement as: (i) a constructive termination, (ii) our failure to comply with our director and officer liability insurance coverage obligations under the agreement, (iii) a material reduction in Mr. Rardin’s base salary, incentive compensation opportunity, or responsibility or (iv) if he is no longer a member of the Board of Directors.
     Termination due to Disability or without Cause; Resignation for Good Reason. If we terminate Mr. Rardin’s employment as a result of the onset of his disability or without cause, or if he terminates his employment for good reason, then Mr. Rardin will be entitled to receive:
•	twenty four (24) months then—current salary, to be paid in equal installments over the twenty four (24) month period,

•	an amount equal to two (2) times the maximum amount of his then—current annual bonus that could be earned assuming the achievement of the highest performance targets for each month of the current plan year during which he was employed, to be paid in equal installments over the twenty four (24) month period,

•	continuation of healthcare, life and accidental death and dismemberment and disability insurance benefits for twenty four (24) months after the date of termination, and

•	accelerated vesting of his outstanding stock options.

     Change in Control. Mr. Rardin’s employment agreement provides that, in the event of a change in control of our Company, as defined in the agreement, all options then held by Mr. Rardin will immediately vest and become exercisable.
     In addition, Mr. Rardin will be entitled to additional payments in the event of a change in control, if:
•	Mr. Rardin’s employment is involuntarily terminated within 120 days prior to or 365 days following the change in control, or

•	Mr. Rardin voluntarily terminates his employment with us within 365 days following the change in control, following:
•	a reduction in his responsibilities or authority with respect to the business,

•	any reduction in his compensation package, including then—current salary, in effect immediately prior to the change in control, or

•	the relocation of our principal place of business by more than thirty (30) miles.
Under this scenario, Mr. Rardin will be entitled to the following benefits:
•	twenty four (24) months of then—current salary, to be paid in a single payment,

•	an amount equal to two (2) times the maximum amount of then—current bonus (assuming achievement of the highest performance targets), to be paid in a single payment, and

•	continuation of healthcare, life and accidental death and dismemberment and disability insurance benefits for twenty four (24) months following termination.
     In addition, upon a change of control, we will deposit $300,000 into an interest-bearing escrow account as a “stay bonus” for Mr. Rardin to help assure a smooth transition, but only if the acquiror requests Mr. Rardin’s continued employment. The amount in the escrow will be paid to Mr. Rardin twelve (12) months after the change in control if Mr. Rardin has substantially performed the services requested by the acquiror. If the acquiror does not request Mr. Rardin’s service after the change in control, he will not receive the escrowed amount. If the acquiror requests less than a full year of service, Mr. Rardin will receive a pro rata amount of the escrowed amount based on the number of months worked. At the end of the “stay bonus” performance period, Mr. Rardin will have a 30-day period following termination of such services or 365 days following the change of control, whichever is later, to terminate his services with the Company and be entitled to receive the change of control payments described above in addition to the “stay bonus.”
     A “change in control” is defined in the agreement as a change in the ownership of fifty percent (50%) or more of our outstanding Common Stock in a transaction or series of transactions effected by a third party or group, a change of at least fifty percent (50%) of our Board in a transaction or series of transactions effected by a third party or group (other than pursuant to a nomination of a new slate of directors where there has been no material change in beneficial ownership of our Common Stock within the year preceding such nomination) or a sale of substantially all of our assets.
     Excise Tax Gross Ups. Mr. Rardin’s employment agreement requires us to make him whole with respect to any payments or benefits from us if any excise taxes are imposed on such payments or benefits under Section 4999 of the Internal Revenue Code of 1986, as amended.
     Restrictive Covenants. Mr. Rardin’s employment agreement includes customary provisions with regard to non—competition and non—solicitation (including during the 24 month period following termination of employment), as well as confidentiality.

Oreskovich Key Officer and Letter Agreements
     Our Key Officer and Letter Agreements with Mr. Oreskovich provide for payments and benefits on certain terminations and changes of control of our Company.
     Termination for Cause; Resignation without Good Reason. If we terminate Mr. Oreskovich’s employment for “cause” or he resigns without “good reason” (as such terms are defined in the Key Officer Agreement), he will receive only the salary that is accrued through the date of termination. “Cause” is defined in the Key Officer Agreement as a termination for gross negligence, commission of a felony or material violation of a corporate policy. “Good reason” is defined in the Key Officer Agreement as constructive termination or a material reduction in Mr. Oreskovich’s base salary or responsibility.
     Termination without Cause or Due to Disability; Resignation for Good Reason. If we terminate Mr. Oreskovich’s employment without cause or due to his disability, or he terminates his employment for good reason, then under the Key Officer Agreement, if Mr. Oreskovich executes a release, we will pay to him an amount equal to:
•	twelve (12) months of then—current salary, to be paid in equal installments over the twelve (12) month period,

•	one-twelfth of his then current calculated bonus, determined by taking the maximum amount of bonus in effect for the then-current year during which he was employed, plus an additional 12 months, to be paid in equal installments over the twelve (12) month period, and

•	continuation of healthcare, life and accidental death and dismemberment and disability insurance benefits for twelve (12) months after the date of termination.
     Change in Control. Mr. Oreskovich’s Key Officer Agreement provides that, in the event of a change in control of our Company, as defined in the Key Officer Agreement, all options then held by Mr. Oreskovich will immediately vest and become exercisable.
     In addition, under the Key Officer Agreement, Mr. Oreskovich will be entitled to additional payments in the event of a change in control, if:
•	Mr. Oreskovich’s employment is involuntarily terminated within 365 days following the change in control, or

•	Mr. Oreskovich voluntarily terminates his employment with us within 365 days following the change in control, following:
•	a reduction in his responsibilities or authority with respect to the business,

•	any reduction in his compensation package, including then—current salary, in effect immediately prior to the change in control, or

•	the relocation of our principal place of business by more than thirty (30) miles.
Under this scenario, Mr. Oreskovich will be entitled to the following additional benefits:
•	twelve (12) months of his then—current salary, to be paid in a single payment within thirty (30) days of termination of his employment, and

•	an amount equal to one—twelfth (1/12th) of the maximum amount of his then—current annual bonus determined without regard to achievement of performance targets for each month of the current plan year during which he was employed, plus an additional twelve

(12) months, to be paid in a single payment within thirty (30) days of the termination of his employment, and

•	continuation of health care, life and accidental death and dismemberment, and disability insurance benefits for twelve (12) months after the termination.
     Further, upon a change in control, we will deposit $50,000 into an interest—bearing escrow account as a “stay bonus” to help assure a smooth transition if the acquiror requests that Mr. Oreskovich continue his employment with us. The amount held in escrow will be paid to Mr. Oreskovich twelve (12) months after the change in control if he has substantially performed the services requested by the acquiror. If the acquiror does not request Mr. Oreskovich’s service after the change in control, he will not receive the escrowed amount. If the acquiror requests less than a full year of service, Mr. Oreskovich will receive a pro rata amount of the escrowed amount based on the number of months worked. At the end of the “stay bonus” performance period, Mr. Oreskovich will have a 30-day period following termination of such services or 365 days following the change of control, whichever is later, to terminate his services with the Company and be entitled to receive the change of control payments in addition to the “stay bonus.”
     A “change in control” is defined in the Key Officer Agreement as a change in the ownership of fifty percent (50%) or more of our outstanding Common Stock in a transaction or series of transactions effected by a third party or group, a change of at least fifty percent (50%) of our Board in a transaction or series of transactions effected by a third party or group (other than pursuant to a nomination of a new slate of directors where there has been no material change in beneficial ownership of our Common Stock within the year preceding such nomination) or a sale of substantially all of our assets.
     Restrictive Covenants. The Key Officer Agreement contains customary provisions with regard to non—competition and non—solicitation (including during the twelve (12) month period following termination of employment), as well as confidentiality.
Norton and Bowers Employment Agreement
     The employment agreements with each of Mr. Norton and Mr. Bowers provide for payments and benefits on certain terminations and changes of control of our Company.
     Termination for Cause; Resignation without Good Reason. If we terminate the executive’s employment for “cause” or he resigns without “good reason” (as such terms are defined in his employment agreement), he will receive only the salary that is accrued through the date of termination. “Cause” is defined in the agreements as a termination for gross negligence, commission of a felony or material violation of a corporate policy. “Good reason” is defined in the agreements as constructive termination, a material reduction in the executive’s base salary, target bonus percentage or responsibility, or a requirement that he change his principal place of employment to more than twenty (20) miles from his current residence.
     Termination without Cause or Due to Disability; Resignation for Good Reason. If we terminate the executive’s employment without cause or due to his disability, or he terminates his employment for good reason, then we will pay to him an amount equal to the greater of:
•	any minimum severance payments required under applicable federal, state and local common law, or

•	all of the following:
•	twelve (12) months of then—current salary, to be paid in equal installments over the twelve (12) month period,

•	an amount equal to the product of (i) one—twelfth (1/12th) of the maximum bonus amount for the then-current year multiplied by (ii) the sum of the number of months of the current plan year during which he was employed, plus an additional twelve (12) months, to be paid in equal installments over the twelve (12) month period, and

•	continuation of healthcare, life and accidental death and dismemberment and disability insurance benefits for twelve (12) months after the date of termination.
     Change in Control. The employment agreements provide that, in the event of a “change in control” of our Company, as defined in the employment agreements, all options then held by the executive will immediately vest and become exercisable.
     In addition, the executive will be entitled to additional payments in the event of a change in control if:
•	the executive’s employment is involuntarily terminated within 365 days following the change in control, or

•	the executive voluntarily terminates his employment with us within 365 days following the change in control, following any of:
•	a substantial reduction in his responsibilities or authority with respect to the business,

•	any reduction in his compensation package, including then—current salary, in effect immediately prior to the change in control, or

•	the relocation of his principal place of employment by more than twenty (20) miles from his current residence.
Under this scenario, the executive will be entitled to the greater of:
•	any minimum severance required by law, and

•	all of the following:
•	twelve (12) months of his then—current salary, to be paid according to normal payroll practices, plus

•	an amount equal to the product of (i) one—twelfth (1/12th) of the maximum amount of his then—current annual bonus determined without regard to achievement of performance targets, multiplied by (ii) the sum of 12 plus the number of months of the current plan year during which he was employed, to be paid in a single payment at the same time as the last salary equivalent payment, and

•	healthcare, life and accidental death and dismemberment and disability insurance benefits continuation for twelve (12) months after the termination.
A “change in control” is defined in the employment agreements as a change in the ownership of fifty percent (50%) or more of our outstanding Common Stock in a transaction or series of transactions effected by a third party or group, a change of at least fifty percent (50%) of our Board in a transaction or series of transactions effected by a third party or group (other than pursuant to a nomination of a new slate of directors where there has been no material change in beneficial ownership of our Common Stock within the year preceding such nomination) or a sale of substantially all of our assets.

     Restrictive Covenants. The employment agreements require the executives to preserve confidential information and not to compete with our Company or solicit customers or employees of our Company for the twelve (12) months following any termination of employment.
Cornet and Sartor Employment Agreements
     In March 2007, we entered into employment agreements with each of Mr. Cornet and Mr. Sartor. The agreements provide for payments and benefits on certain terminations and changes of control of our Company, as described below.
     Termination for Cause; Resignation without Good Reason. Under the agreements of Messrs. Cornet and Sartor, if we terminate the executive’s employment for “cause” or he resigns without “good reason” (as such terms are defined in his employment agreement), he will be entitled only to payments or benefits required by law, if any. “Cause” is defined in the agreements as a termination for gross negligence, commission of a felony or material violation of a corporate policy. “Good reason” is defined in the agreements as constructive termination, a material reduction in the executive’s base salary, target bonus percentage or responsibility, or a requirement that he change his principal place of employment to more than twenty (20) miles from the Toronto, Canada area.
     Termination without Cause or Due to Disability; Resignation for Good Reason. If we terminate the executive’s employment without cause or due to his disability, or he terminates his employment for good reason, then we will pay to him an amount equal to the greater of:
•	any minimum severance required by law, and

•	all of the following:
•	twelve (12) months of then—current salary, to be paid in equal installments over the twelve (12) month period,

•	an amount, to be paid in equal installments over the twelve (12) month period, equal to the product of (i) one—twelfth (1/12th) of the target bonus for the then-current year, multiplied by (ii) the sum of the number of months of the current plan year during which he was employed, plus an additional twelve (12) months, multiplied by (iii) a factor representing the previous year’s performance, and

•	continuation of healthcare, life and accidental death and dismemberment and disability insurance benefits for twelve (12) months after the date of termination.
     Change in Control. The agreements of Messrs. Cornet and Sartor provide that, in the event of a change in control of our Company, as defined in the employment agreement, all options then held by the executives will immediately vest and become exercisable.
     In addition, each of the executives will be entitled to additional payments in the event of a change in control if:
•	his employment is involuntarily terminated within 365 days following the change in control, or

•	he voluntarily terminates his employment with us within 365 days following the change in control, following any of:
•	a substantial reduction in his responsibilities or authority with respect to the business,

•	any reduction in his compensation package, including then—current salary, in effect immediately prior to the change in control, or

•	the relocation of the executive’s principal place of employment to other than the Toronto, Canada area.
Under this scenario, the terminated executive will be entitled to the greater of:
•	any minimum severance required by law, and

•	all of the following:
•	twelve (12) months of his then—current salary, to be paid according to normal payroll practices, plus

•	an amount equal to the product of (i) one—twelfth (1/12th) of the maximum amount of his then—current annual bonus determined without regard to achievement of performance targets, multiplied by (ii) the sum of 12 plus the number of months of the current plan year during which he was employed, to be paid in a single payment at the same time as the last salary equivalent payment, and

•	healthcare, life and accidental death and dismemberment and disability insurance benefits continuation for twelve (12) months after the termination.
     A “change in control” is defined in the agreements as a change in the ownership of fifty percent (50%) or more of our outstanding Common Stock in a transaction or series of transactions effected by a third party or group, a change of at least fifty percent (50%) of our Board in a transaction or series of transactions effected by a third party or group (other than pursuant to a nomination of a new slate of directors where there has been no material change in beneficial ownership of our Common Stock within the year preceding such nomination) or a sale of substantially all of our assets.
     Restrictive Covenants. The agreements of Messrs. Cornet and Sartor require each of them to preserve confidential information and not to compete with us or solicit our customers or employees for the twelve (12) months following any termination of employment.
     Mr. Cornet’s Resignation. Effective March 31, 2008, Mr. Cornet resigned from the Company. The Company entered into a separation agreement with Mr. Cornet, pursuant to which Mr. Cornet will be entitled to receive severance benefits in accordance with his employment contract. The summary of benefits he received in connection with his resignation is described below.
Summary of Termination Payments and Benefits
     The following tables summarize the value of the termination and change in control payments and benefits to which each of our Named Executive Officers would have been entitled if he had terminated employment on December 31, 2007 under the circumstances indicated. The amounts shown in the tables do not include accrued but unpaid salary, earned annual bonus for 2007, or payments and benefits to the extent they are provided on a non—discriminatory basis to salaried employees generally upon termination of employment or change in control.

KENNETH D. RARDIN

		Termination without
		Cause or as a
	Termination for	Result of
	Cause or	Disability, or	Change in Control	Change in Control with
	Resignation without	Resignation For	with no Qualifying	a Qualifying
Type of Payment	Good Reason	Good Reason	Termination	Termination
Cash	$0	$1,742,500	$300,000 (1)	$2,721,900 (2)
Benefits Continuation	$0	$22,508	$0	$22,508
Accelerated Equity Vesting(3)	$0	$357,000	$357,000	$357,000

TOTAL	$0	$2,122,008	$657,000	$3,101,408

(1)	Reflects “stay” bonus payable twelve (12) months after the change in control contingent on Mr. Rardin’s substantial performance of services requested by the acquiror.

(2)	Includes $679,400 as an excise tax gross up payment. For purposes of determining whether any excise tax was triggered, we assumed we would be able to overcome any presumption that stock option grants in 2006 were made in contemplation of a change in control pursuant to regulations promulgated under Internal Revenue Code.

(3)	Reflects the value of unexercised and unvested equity awards that would be realized in each case due to the accelerated vesting of such awards. Awards are valued based on the closing market price of our Common Stock as of the last trading day in fiscal year 2007, December 31, 2007 ($1.19). For purposes of this calculation, outstanding options having an exercise price more than the closing price of our common stock on such date have a value of $0.
STEVEN R. NORTON

		Termination without
		Cause or as a
	Termination for	Result of
	Cause or	Disability, or	Change in Control	Change in Control
	Resignation without	Resignation For	with no Qualifying	with a Qualifying
Type of Payment	Good Reason	Good Reason	Termination	Termination
Cash	$0	$819,250	$0	$819,250
Benefits Continuation	$0	$9,478	$0	$9,478
Accelerated Equity Vesting(1)	$0	$238,000	$238,000	$238,000

TOTAL	$0	$1,066,728	$238,000	$1,066,728

(1)	Reflects the value of unexercised and unvested equity awards that would be realized in each case due to the accelerated vesting of such awards. Awards are valued based on the closing market price of our Common Stock as of the last trading day in fiscal year 2007, December 31, 2007 ($1.19). For purposes of this calculation, outstanding options having an exercise price more than the closing price of our common stock on such date have a value of $0.

GARY D. BOWERS

		Termination without
		Cause or as a
	Termination for	Result of
	Cause or	Disability, or	Change in Control	Change in Control
	Resignation without	Resignation For	with no Qualifying	with a Qualifying
Type of Payment	Good Reason	Good Reason	Termination	Termination
Cash	$0	$505,250	$0	$505,250
Benefits Continuation	$0	$8,852	$0	$8,852
Accelerated Equity Vesting(1)	$0	$238,000	$238,000	$238,000

TOTAL	$0	$752,102	$238,000	$752,102

(1)	Reflects the value of unexercised and unvested equity awards that would be realized in each case due to the accelerated vesting of such awards. Awards are valued based on the closing market price of our Common Stock as of the last trading day in fiscal year 2007, December 31, 2007 ($1.19). For purposes of this calculation, outstanding options having an exercise price more than the closing price of our common stock on such date have a value of $0.
JACQUES CORNET
     As noted above, effective March 31, 2008, Mr. Cornet resigned from the Company. He will receive the following severance in accordance with his Separation Agreement, which we entered on April 16, 2008:
•	continuation of his annual salary at the time of his termination of CDN $267,650;

•	CDN $33,456.25 for his 2008 pro rata bonus;

•	continuation of certain health, dental and life insurance benefits through March 31, 2009 or until Mr. Cornet commences employment with another employer;

•	CDN $37,059.23 for Mr. Cornet’s accrued vacation days at the time of his termination; and

•	CDN $25,000 for Mr. Cornet’s contribution to the successful spin-off of Cedara Software SARL.
The sum of the cash payments to Mr. Cornet is equal to CDN $363,165.48, in each case less applicable income and employment tax withholding. The cash payments under will be paid over a 12 month period. In addition, Mr. Cornet will be entitled to exercise his stock options that have vested on or before March 31, 2008 on or before September 27, 2008, with the exception of one option grant which expires earlier by its terms. Mr. Cornet’s employment agreement will be terminated as of March 31, 2008, however, Mr. Cornet will continue to be bound by the confidentiality, non-competition and other obligations under sections 15-18 of the employment contract.

LORIS SARTOR

		Termination
		without Cause
		or as a Result of
	Termination for	Disability, or
	Cause or	Resignation	Change in Control	Change in Control
	Resignation without	For Good	with no Qualifying	with a Qualifying
Type of Payment	Good Reason	Reason(	Termination	Termination

Cash	$0	$480,983	$0	$480,983

Benefits Continuation	$0	$3,933	$0	$3,933

Accelerated Equity Vesting (1)	$0	$238,000	$238,000	$238,000

TOTAL	$0	$722,916	$238,000	$722,916

(1)	Reflects the value of unexercised and unvested equity awards that would be realized in each case due to the accelerated vesting of such awards. Awards are valued based on the closing market price of our Common Stock as of the last trading day in fiscal year 2007, December 31, 2007 ($1.19). For purposes of this calculation, outstanding options having an exercise price more than the closing price of our common stock on such date have a value of $0.

STEVEN M. ORESKOVICH

		Termination without
		Cause or as a
		Result of
	Termination	Disability, or
	for Cause or	Resignation	Change in	Change in
	Resignation	For Good	Control with	Control with
	without	Reason/Constructive	no Qualifying	a Qualifying
Type of Payment	Good Reason	Termination	Termination	Termination

Cash	$0	$213,281	$50,000 (2)	$263,281

Benefits Continuation	$0	$4,264	$0	$4,264

Accelerated Equity Vesting(1)	$0	$63,466	$63,466	$63,466

TOTAL	$0	$281,011	$113,466	$331,011

(1)	Reflects the value of unexercised and unvested equity awards that would be realized in each case due to the accelerated vesting of such awards. Awards are valued based on the closing market price of our Common Stock as of the last trading day in fiscal year 2007, December 31, 2007 ($1.19). For purposes of this calculation, outstanding options having an exercise price more than the closing price of our common stock on such date have a value of $0.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007
     The following tables provide information about the compensation earned by our directors during 2007 regardless of when paid and their equity holdings as of December 31, 2007. The tables do not include Mr. Rardin, who received no additional compensation for his services as a director.

	Fees Earned or	Option
	Paid in Cash	Awards(1)	Total
Name	($)	($)	($)

Robert A. Barish, M.D.	59,625	33,932	93,557
Dennis Brown	69,375	61,775	131,150
Michael D. Dunham	58,500	33,932	92,432
Robert T. Geras	62,250	33,932	96,182
Anna Marie Hajek	66,375	33,932	100,307
R. Ian Lennox	57,750	33,932	91,682
Kevin E. Moley	60,000	33,932	93,932
Kevin G. Quinn	62,250	33,932	96,182
Ramamritham Ramkumar	62,250	33,932	96,182
Richard A. Reck	76,875	33,932	110,807

(1)	Amounts reflect that portion of the dollar amount of options that we recognized for financial statement reporting purposes in accordance with FAS 123R for the fiscal year ended December 31, 2007 (disregarding the estimate of forfeitures related to service—based vesting). Assumptions used in the calculation of these amounts are included in note 6 to our audited financial statements for the fiscal year ended December 31, 2007 included in our Annual Report on Form 10—K filed with the Commission on April 1, 2008. During 2007, options for 15,000 shares were granted to each board member in accordance with the Board compensation plan in effect on the date of our 2007 annual meeting of Shareholders with a grant date fair value of $3.02 per share or $45,300 in total for each director. Please refer to the following table entitled Outstanding Equity Awards of Directors at Fiscal Year End for the aggregate number of option awards outstanding as of December 31, 2007. Our directors do not hold any stock awards.
Annual Board / Committee Retainer Fees. Non—employee Directors each receive an annual participation award of $40,000 per year, such amount to be earned and payable in increments of $10,000 per quarter. The non—employee Directors who serve as the Chair of the Board of Directors and Chair of the Audit Committee receive an additional $15,000 annual participation award, such amount to be earned and payable in increments of $3,750 per quarter. The non—employee Director who serves as the Chair of the Compensation Committee receives an additional $7,500 annual participation award, such amount to be earned and payable in increments of $1,875 per quarter. The non—employee Director who serves as the Chair of the Nominating and Governance Committee receives an additional $3,500 annual participation award, such amount to be earned and payable in increments of $875 per quarter.
Meeting Fees. Non—employee Directors also received a fee of $1,500 for each Board of Directors meeting or Board Committee meeting attended in person, and a fee of $750 for each Board of Directors or Board Committee meeting attended via teleconference. Directors are also reimbursed for certain expenses incurred in connection with attendance at Board of Directors and Board Committee meetings.
Stock Option Grants. On the date of our Annual Meeting of Shareholders, Directors who are not employees of Merge Healthcare receive nonqualified stock options to purchase 15,000 shares of Common Stock of Merge Healthcare under Merge Healthcare’s 2005 Equity Incentive Plan (“Equity Incentive Plan”), with an exercise price equal to the closing price of Merge Healthcare’s shares of Common Stock on such date. The nonqualified stock options vest in four (4) equal quarterly increments following the grant date. Stock options granted to the non—employee Directors under the Equity Incentive Plan expire at the earliest to occur of: (i) the expiration of the option term (no more than ten (10) years), or (ii) the expiration of six (6) months from the date the Director ceases to serve on our Board. Options granted to non—employee Directors under the Equity Incentive Plan may be exercised, once vested, in whole or in part until termination of the exercise period. If a Director is elected or appointed after the date of the Annual Meeting, the amount of options issued will be prorated to coincide with the time Directors are elected or appointed for the following annual term, and that Director’s stock option exercise price will be equal to the closing price of Merge Healthcare’s shares of Common Stock as of the date of such new Director’s election or appointment to the Board of Directors. Each option granted to Directors under the Equity Incentive Plan is evidenced by a written agreement between Merge Healthcare and the Director.
     The Compensation Committee of the Board of Directors has not yet determined whether any changes to this compensation structure will be recommended with respect to the term beginning after the Merge Healthcare Annual Meeting.
OUTSTANDING EQUITY AWARDS OF DIRECTORS AT FISCAL YEAR END
     The following table contains information concerning equity awards held by our directors that were outstanding as of December 31, 2007.

	Option Awards(1)
	Number of			Aggregate Number
	Securities	Exercise Price		of Securities
	Underlying	of Option		Underlying
	Options	Awards	Expiration	Options
Name	(#)	($/Sh)	Date	(#)

Robert A. Barish, M.D.	15,000	6.59	12/27/2016	30,000
	15,000	6.01	05/10/2017

Dennis Brown	5,000	9.78	05/21/2013	70,000
	10,000	16.19	05/20/2014
	15,000	17.50	06/01/2015
	15,000	6.59	12/27/2016
	10,000	5.52	01/30/2017
	15,000	6.01	05/10/2017

Michael D. Dunham	10,000	6.00	01/29/2008	137,500
	2,500	1.03	08/23/2009
	2,500	2.13	02/08/2010
	2,500	2.75	04/10/2010
	5,000	1.40	05/23/2011
	5,000	8.19	05/23/2012
	50,000 (2)	8.05	09/05/2012
	5,000	9.78	05/21/2013
	10,000	16.19	05/20/2014
	15,000	17.50	06/01/2015
	15,000	6.59	12/27/2016
	15,000	6.01	05/10/2017

Robert T. Geras	10,000	6.00	01/29/2008	82,500
	2,500	1.03	08/23/2009
	5,000	1.40	05/23/2011
	5,000	8.19	05/23/2012
	5,000	9.78	05/21/2013
	10,000	16.19	05/20/2014
	15,000	17.50	06/01/2015
	15,000	6.59	12/27/2016

	Option Awards(1)
	Number of			Aggregate Number
	Securities	Exercise Price		of Securities
	Underlying	of Option		Underlying
	Options	Awards	Expiration	Options
Name	(#)	($/Sh)	Date	(#)
	15,000	6.01	05/10/2017

Anna Marie Hajek	5,000	8.19	05/23/2012	65,000
	5,000	9.78	05/21/2013
	10,000	16.19	05/20/2014
	15,000	17.50	06/01/2015
	15,000	6.59	12/27/2016
	15,000	6.01	05/10/2017

R. Ian Lennox(3)	11,740	12.49	05/31/2008	56,740
	15,000	17.50	06/01/2015
	15,000	6.59	12/27/2016
	15,000	6.01	05/10/2017

Kevin E. Moley	15,000	6.59	12/27/2016	30,000
	15,000	6.01	05/10/2017

Kevin G. Quinn	15,000	6.59	12/27/2016	30,000
	15,000	6.01	05/10/2017

Ramamritham Ramkumar	11,178	19.38	08/24/2015	41,178
	15,000	6.59	12/27/2016
	15,000	6.01	05/10/2017

Richard A. Reck	411	7.46	04/23/2013	60,411
	5,000	9.78	05/21/2013
	10,000	16.19	05/20/2014
	15,000	17.50	06/01/2015
	15,000	6.59	12/27/2016
	15,000	6.01	05/10/2017

(1)	All options are fully vested and exercisable, with the exception of the options granted on May 11, 2007 with a May 10, 2017 expiration date, which options were 75% vested and exercisable at December 31, 2007.

(2)	Reflects a one time option award to Mr. Dunham in consideration of his agreement to serve as principal executive officer from July 2, 2006 until September 6, 2006, as an executive officer and not in consideration of his services as a director.

(3)	Includes a replacement option to purchase 11,740 shares issued on June 1, 2005 to Mr. Lennox as a former director of Cedara in accordance with the Merger Agreement, dated as of January 17, 2005, by and among Merge Technologies Incorporated, Cedara Software Corp. and Corrida, Ltd.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Securities Authorized for Issuance under Equity Compensation Plans
     The following table sets forth information as of December 31, 2007, with respect to shares of our Common Stock that may be issued under our existing equity compensation plans. The table does not include employee benefit plans intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. All equity compensation plans are described more fully in Note 4 to our consolidated financial statements.

			Number of
			Securities
			Remaining Available
			for Future Issuance
	Number of		under Equity
	Securities to be		Compensation Plans
	Issued upon	Weighted-Average	Excluding
	Exercise of	Exercise Price of	Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,056,310	$8.48	743,129

Equity compensation plans not approved by security holders	24,750	$15.03	—

	4,081,060	$8.52	743,129

Security Ownership of Certain Beneficial Owners and Management
     The following table shows, as of April 15, 2008, the beneficial ownership of shares of the Common Stock, by: (i) each person that is known to us to beneficially own or exercise the voting or dispositive control of five percent (5%) or more of the outstanding Common Stock; (ii) each of our Directors and Named Executive Officers, including Mr. Oreskovich, a former Named Executive Officer; and (iii) all of our Directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by such persons. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire the beneficial ownership within sixty (60) days.

	Shares Beneficially
	Owned (2)	Percentage of Total
Name and Address of Beneficial Owner (1)	(3)	Outstanding
Prescott Group Capital Management, LLC (4)	4,932,822	13.81%
Glenhill Advisors, LLC (5)	2,800,000	7.84%
BlackRock, Inc. (6)	1,908,513	5.34%
Robert A. Barish, M. D.	92,781	(*	)
Gary D. Bowers (7)	257,810	(*	)
Dennis Brown	70,284	(*	)
Jacques F. Cornet (7)	79,549	(*	)
Michael D. Dunham	156,912	(*	)
Robert T. Geras	325,591	(*	)
Anna Marie Hajek	72,983	(*	)
R. Ian Lennox (8)	59,675	(*	)
Kevin E. Moley	36,249	(*	)
Steven R. Norton (7)	284,797	(*	)
Steven M. Oreskovich (7)	180,631	(*	)
Kevin G. Quinn	30,000	(*	)
Ramamritham Ramkumar	51,178	(*	)
Kenneth D. Rardin (7)	543,000	1.52%
Richard A. Reck	88,439	(*	)
Loris Sartor (7)(9)	308,308	(*	)
All Directors and Executive Officers as a Group (16 persons).	2,638,187	7.39%

(*)	Less than 1% of outstanding Common Stock.

(1)	The business address of each beneficial owner who is also a Director or Named Executive Officer of Merge Healthcare Incorporated is c/o Merge Healthcare Incorporated, 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214—5650. The business address for Prescott Group Capital Management, L.L.C. is 1924 South Utica, Suite 1120, Tulsa, Oklahoma 74104—6529. The business address of Glenhill Advisors, LLC is 598 Madison Avenue, 12th Floor, New York, New York 10022. The business address of BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

(2)	Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each shareholder identified in the table possesses sole voting and investment power with respect to all Common Stock shown as beneficially owned by such beneficial owner.

(3)	Includes the following number of shares of Common Stock which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within 60 days of April 15, 2008: 30,000 for Dr. Barish; 56,250 for Mr. Bowers; 70,000 for Mr. Brown; 77,906 for Mr. Cornet; 127,500 for Mr. Dunham; 72,500 for Mr. Geras; 65,000 for Ms. Hajek, 56,740 for Mr. Lennox; 30,000 for Mr. Moley; 79,688 for Mr. Norton; 123,750 for Mr. Oreskovich; 30,000 for Mr. Quinn; 41,178 for Mr. Ramkumar; 225,000 for Mr. Rardin; 60,411 for Mr. Reck; and 83,208 for Mr. Sartor.

(4)	As reported on a Form 4 filed with the Commission on February 5, 2008 jointly by Prescott Group Capital Management LLC., an Oklahoma limited liability company (“Prescott Capital”), and Mr. Phil Frohlich, manager of Prescott Capital, with respect to the number of shares owned by Prescott Group Aggressive Small Cap Master Fund, G. P. (the Master Fund) for the accounts of Prescott Group Aggressive Small Cap, L. P. or Prescott Group Aggressive Small Cap II, L. P. (the Small Cap Funds), the beneficial ownership of which both Prescott Capital and Mr. Frohlich disclaim.

(5)	As reported on a Schedule 13G/A filed with the Commission on February 14, 2008 jointly by Glenhill Advisors, LLC, Glenn J. Krevlin, Glenhill Capital Management, LLC and Glenhill Capital L P. Mr. Krevlin is the managing member and control person of Glenhill Advisors, LLC. According to the Schedule 13G/A, each of Glenhill Advisors, LLC and Mr. Krevlin have sole voting and dispositive power with respect to 2,800,000 shares of our Common Stock.

(6)	As reported on a Schedule 13G filed with the Commission on February 8, 2008 by BlackRock, Inc., on behalf of its investment advisory subsidiaries, BlackRock Advisors LLC, BlackRock Investment Management LLC and BlackRock (Channel Islands) Ltd., as having shared voting and dispositive power with respect to 1,908,513 shares of our Common Stock, the beneficial ownership of which BlackRock, Inc. disclaims.

(7)	Includes the following number of shares of Restricted Common Stock granted on November 24, 2007, which shares shall become vested and non—forfeitable in increments of 33%, 33% and 34% on the first, second and third anniversaries of the grant date, respectfully, subject to certain restrictions and conditions as set by the Compensation Committee of our Board of Directors: 200,000 for Mr. Bowers; 200,000 for Mr. Norton; 53,333 for Mr. Oreskovich; 300,000 for Mr. Rardin; and 200,000 for Mr. Sartor.

(8)	Reflects 2,935 non—voting exchangeable shares of Merge Cedara ExchangeCo Limited, which exchangeable shares may be exchanged on a one—to—one basis for shares of Merge Healthcare’s Common Stock.

(9)	Reflects 100 non—voting exchangeable shares of Merge Cedara ExchangeCo Limited, which exchangeable shares may be exchanged on a one—to—one basis for shares of Merge Healthcare’s Common Stock.

Item 13. POLICIES AND PROCEDURES GOVERNING RELATED PERSON TRANSACTIONS
     In March 2007, our Board adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:
•	a “related person” means any of our directors, executive officers, nominees for director, holder of five percent (5%) or more of our Common Stock or any of their immediate family members; and

•	a “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $50,000, and in which a related person had or will have a direct or indirect material interest.
     Each of our executive officers, directors or nominees for director is required to disclose to our Audit Committee certain information relating to related person transactions for review, approval or ratification by our Audit Committee. Disclosure to our Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, director or nominee for director becomes aware of the related person transaction. Our Audit Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of our Audit Committee’s determination that consummation of the transaction is not or was not contrary to our best interests. Any related person transaction must be disclosed to our full Board.
Related Person Transactions
     None

Item 14. INDEPENDENT AUDITORS
     KPMG LLP is our independent registered public accounting firm and has audited our consolidated balance sheets as of December 31, 2007, and December 31, 2006, and the consolidated statements of operations, Shareholders’ equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2007, and our internal control as of December 31, 2007 as stated in their reports appearing in our Annual Report on Form 10—K.
     The following table presents fees billed for professional services rendered for the audit of our annual financial statements for 2007 and 2006 and fees billed for other services rendered during 2007 and 2006 by KPMG LLP:

	2007	2006

Audit fees (1)	$1,450,000	$1,085,000
Audit-related fees(2)	63,500	0
Tax fees (3)	0	6,000
All other fees (4)	1,500	1,500

Total fees	$1,515,000	$1,092,500

(1)	Audit fees include fees for the annual financial statement audit, quarterly reviews, audit of internal control over financial reporting, consents, review of registration statements and review of, and assistance with, Current Reports on Form 8—K. In 2007, audit fees also included $439,662 for the audit of restated financial statements in our 2006 Annual Report on Form 10-K/A.

(2)	Audit-related fees consist of professional services related to accounting consultation.

(3)	Tax fees consist of fees for tax compliance and tax consulting in Canada.

(4)	All other fees consist of access to an accounting research application.
     The Audit Committee of our Board has considered whether the provision of these services not related to the audit of the financial statements acknowledged above is compatible with maintaining the independence of KPMG LLP and is of the opinion that the provision of these services does not compromise KPMG LLP’s independence.
     The Audit Committee, in accordance with its charter, must pre—approve all non—audit services provided by our independent registered public accountants. The Audit Committee generally pre—approves specified services in the defined categories of audit services, audit related services and tax services up to specified amounts. Pre—approval may also be given as part of our Audit Committee’s approval of the scope of the engagement of the independent registered public accountants or on an individual, explicit case—by—case basis before the independent auditor is engaged to provide each service.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) The following documents are filed as part of this annual report:
     (b) See Exhibit Index that follows.
Exhibit Index

31.1	Certification of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a—14(a) under the Securities Exchange Act of 1934.
32	Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes—Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated
Date: April 28, 2008	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)

Date: April 28, 2008	By:	/s/ Steven R. Norton
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 28, 2008	By:	*
Michael D. Dunham
Chairman of the Board

Date: April 28, 2008	By:	*
Robert A. Barish, M. D.
Director

Date: April 28, 2008	By:	*
Dennis Brown
Director

Date: April 28, 2008	By:	*
Robert T. Geras
Director

Date: April 28, 2008	By:	*
Anna Marie Hajek
Director

Date: April 28, 2008	By:	*
R. Ian Lennox
Director

Date: April 28, 2008	By:	*
Kevin E. Moley
Director

Date: April 28, 2008	By:	*
Kevin G. Quinn
Director

Date: April 28, 2008	By:	*
Ramamritham Ramkumar
Director

Date: April 28, 2008	By:	*
Kenneth D. Rardin
Director

Date: April 28, 2008	By:	*
Richard A. Reck
Director

Date: April 28, 2008	By:	/s/ Kenneth D. Rardin
(Attorney-in-Fact)