Form 10-Q
period 2008-03-31
MERGE HEALTHCARE INC
filed 2008-05-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of May 7, 2008: 34,030,195

i

PART I
Item 1. Condensed Consolidated Financial Statements
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,522	$14,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,148 and $2,209 at March 31, 2008 and December 31, 2007, respectively	10,924	11,810
Inventory	1,572	1,754
Prepaid expenses	2,521	1,970
Deferred income taxes	260	260
Other current assets	748	771

Total current assets	24,547	30,565
Property and equipment:
Computer equipment	6,838	6,776
Office equipment	2,351	2,270
Leasehold improvements	2,018	2,000

	11,207	11,046
Less accumulated depreciation	6,846	6,415

Net property and equipment	4,361	4,631
Purchased and developed software, net of accumulated amortization of $11,168 and $10,452 at March 31, 2008 and December 31, 2007, respectively	8,216	8,932
Customer relationships, net of accumulated amortization of $518 and $259 at March 31, 2008 and December 31, 2007, respectively	3,032	3,291
Trade names	1,060	1,060
Deferred income taxes	4,585	4,585
Investments	7,755	8,156
Other assets	314	415

Total assets	$53,870	$61,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,785	$7,114
Accrued wages	4,255	2,752
Other accrued liabilities	2,976	2,920
Deferred revenue	15,000	16,901

Total current liabilities	29,016	29,687
Deferred income taxes	257	257
Deferred revenue	1,852	1,787
Income taxes payable	5,338	5,338
Other	177	161

Total liabilities	36,640	37,230
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 shares authorized; zero shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Series 3 Special Voting Preferred Stock, no par value: one share authorized; one share issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 32,237,700 shares issued and outstanding at March 31, 2008 and December 31, 2007	322	322
Additional paid-in capital	457,699	456,371
Accumulated deficit	(442,790)	(434,958)
Accumulated other comprehensive income	1,999	2,670

Total shareholders’ equity	17,230	24,405

Total liabilities and shareholders’ equity	$53,870	$61,635

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended
	March 31,
	2008	2007
Net sales:
Software and other	$6,055	$8,170
Services and maintenance	7,688	7,704

Total net sales	13,743	15,874
Cost of sales:
Software and other	1,199	1,997
Services and maintenance	3,775	3,520
Amortization	716	1,062

Total cost of sales	5,690	6,579

Gross margin	8,053	9,295

Operating costs and expenses:
Sales and marketing	3,362	4,733
Product research and development	4,735	5,383
General and administrative	6,158	7,539
Restructuring and other expenses	1,362	797
Depreciation and amortization	842	1,002

Total operating costs and expenses	16,459	19,454

Operating loss	(8,406)	(10,159)

Other income (expense):
Interest expense	(1)	(45)
Interest income	94	450
Other, net	481	47

Total other income (expense)	574	452

Loss before income taxes	(7,832)	(9,707)
Income tax expense	—	14

Net loss	$(7,832)	$(9,721)

Net loss per share — basic	$(0.23)	$(0.29)

Weighted average number of common shares outstanding — basic	33,926,183	33,885,682

Net loss per share — diluted	$(0.23)	$(0.29)

Weighted average number of common shares outstanding — diluted	33,926,183	33,885,682

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(7,832)	$(9,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,558	2,064
Share-based compensation	1,328	1,191
Provision for doubtful accounts receivable and sales returns, net of recoveries	18	352
Deferred income taxes	—	103
Changes in operating assets and liabilities:
Accounts receivable	868	(867)
Inventory	182	33
Prepaid expenses	(551)	(310)
Accounts payable	(329)	(1,131)
Accrued wages	1,503	485
Deferred revenue	(1,836)	(337)
Other accrued liabilities	72	(103)
Other	(130)	(137)

Net cash used in operating activities	(5,149)	(8,378)
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(296)	(123)
Capitalized software development	—	(422)

Net cash used in investing activities	(296)	(545)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	—	139

Net cash provided by financing activities	—	139

Effect of exchange rates on cash and cash equivalents	(33)	8

Net decrease in cash and cash equivalents	(5,478)	(8,776)
Cash and cash equivalents, beginning of period	14,000	45,945

Cash and cash equivalents, end of period	$8,522	$37,169

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes, net of refunds	$20	$39
See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Net loss	$(7,832)	$(9,721)
Translation adjustment, net of income taxes	(270)	(16)
Unrealized gain (loss) on marketable securities, net of income taxes	(401)	75

Comprehensive net loss	$(8,503)	$(9,662)

See accompanying notes to unaudited condensed consolidated financial statements.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)
(1) Basis of Presentation and Significant Accounting Policies
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2007 of Merge Healthcare Incorporated, a Wisconsin corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge Healthcare,” “we,” “us” or “our”).
Liquidity
     Our financial and liquidity positions have been deteriorating. As of March 31, 2008, we had no credit facility. Our primary markets have become more competitive, and at the same time, our ability to invest in our core market and new opportunities has been constrained by our deteriorating financial and liquidity condition. These conditions are expected to persist. We have suffered recurring losses from operations and negative cash flows. We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern beyond June 30, 2008, and may have to seek bankruptcy protection.
Principles of Consolidation
     We have prepared our accompanying unaudited condensed consolidated financial statements on the basis that we will continue as a going concern and no assets or liabilities have been adjusted. However, see above with respect to our liquidity.
     Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.
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
Reclassifications
     Where appropriate, certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Specifically, we are separately displaying the changes in other accrued liabilities and accounts payable in the statement of cash flows during the three months ended March 31, 2007, which results in a change related to other accrued liabilities of $493 during the respective period. In addition, we have reclassified the change related to customer deposits during the three months ended March 31, 2007 of $(390) from deferred revenue to other accrued liabilities.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
(2) Intangible Assets Subject to Amortization
     Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of March 31, 2008 as follows:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased software	3.1	$12,571	$(6,048)
Customer relationships	3.1	3,550	(518)

Total		$16,121	$(6,566)

     Purchased software amortization expense, which is being recorded in amortization cost of sales ratably over the life of the related intangible asset, was $530 and $753 for the three months ended March 31, 2008 and 2007, respectively. Customer relationships amortization expense, which is being recorded ratably over the life of the related intangible asset in depreciation and amortization expense included in operating costs and expenses, was $259 and $570 for the three months ended March 31, 2008 and 2007, respectively.
     Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the remaining 9 months of the year ended:	2008	$2,329
For the year ended December 31:	2009	3,066
	2010	2,940
	2011	1,220
	2012	—
     As of March 31, 2008, we had gross capitalized software development costs of $6,813 and accumulated amortization of $5,120. The weighted average remaining amortization period of capitalized software development costs was 1.8 years as of March 31, 2008. During the three months ended March 31, 2008 and 2007, we capitalized software development costs of zero and $422, respectively. Amortization expense related to developed software of $186 and $309 was recorded in amortization cost of sales during the three months ended March 31, 2008 and 2007, respectively.
(3) Earnings Per Share
     Basic and diluted net loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of Common Stock outstanding. Diluted earnings per share excludes the potential dilution that could occur based on the exercise of stock options and restricted stock awards, including those with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti–dilutive. The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net loss	$(7,832)	$(9,721)

Denominator:
Weighted average number of shares of Common Stock outstanding	33,926,183	33,885,682

Net loss per share — basic and diluted	$(0.23)	$(0.29)

     The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities of 1,688,483 and 4,128,757 for the three months ended March 31, 2008 and 2007, respectively.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     As a result of the loss during the three months ended March 31, 2008 and 2007, incremental shares from the assumed conversion of employee stock options totaling zero and 59,183, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the loss during the three months ended March 31, 2008, incremental shares from the assumed conversion of restricted stock awards totaling 1,765,077 have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive. We did not grant any restricted stock awards prior to the fourth quarter of 2007.
     For the three months ended March 31, 2008 and 2007, options to purchase 3,832,927 and 3,375,110 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share.
(4) Share-Based Compensation
     The following table summarizes share-based compensation expense related to share-based awards subject to Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”) recognized during the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$94	$106
Sales and marketing	340	265
Product research and development	190	302
General and administrative	704	510

Total	1,328	1,183

Tax benefit	—	—
Share-based compensation expense, net of tax	$1,328	$1,183

Increase in basic loss per share	$0.04	$0.03

Increase in diluted loss per share	$0.04	$0.03

     The difference between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation recorded as additional paid-in capital during the three months ended March 31, 2008 and 2007 of zero and $8, respectively, was attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.
(5) Income Taxes
     We record income tax expense on an interim basis under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109, Accounting for Income Taxes. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate includes the effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized. There was no material change in unrecognized tax benefits during the three month period ending March 31, 2008, nor do we anticipate a material change in total unrecognized tax benefits within the next 12 months.
(6) Commitments and Contingencies
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss. On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice. We intend to continue vigorously defending the lawsuit.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case. Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250. These costs were accrued for as of December 31, 2007. The proposed settlement was preliminarily approved on April 17, 2008 and is subject to final approval from the Circuit Court of Milwaukee County, Wisconsin. A final approval hearing has been set for June 27, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
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
     In March 2008, we received $1,050 from our primary directors and officers’ liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge Healthcare and some of its current and former directors and officers. This collection of cash was recorded as a credit to general and administrative expense during the three months ended March 31, 2008. Although the amount reimbursed is

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
only a portion of the actual insurance coverage maintained by us, it is not possible at this time to estimate how much, if any, additional funds will be collected from the insurance carriers related to these defense costs or the magnitude of the additional costs, except for the $250 expense discussed above, to be incurred by us in connection with the outstanding litigation and SEC investigation.
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
(7) Restructuring
     On February 14, 2008, we announced a reduction in our worldwide headcount, including consultants, from approximately 600 individuals at December 31, 2007 to approximately 440 persons by March 31, 2008, with the vast majority of those reductions having been completed on or before the announcement. This restructuring plan is designed to better align our costs with our anticipated revenues going forward and includes personnel terminations from all parts of the organization. We have recognized charges in our condensed financial statements for the three months ended March 31, 2008 of $1,322, consisting of $1,039 in severance and related employee termination costs and $283 in contract exit costs, primarily consisting of future lease payments on the Burlington, Massachusetts office, which we completely vacated during the three months ended March 31, 2008.
     The following table shows our restructuring activity during the three months ended March 31, 2008:

	Employee
	Termination	Contract
	Costs	Exit Costs	Total
Balance at December 31, 2007	$131	$—	$131
Charges to expense	1,039	283	1,322
Payments	(450)	—	(450)

Balance at March 31, 2008	$720	$283	$1,003

     The accrued employee termination cost balance as of December 31, 2007 relates to a separate restructuring initiative that occurred in the fourth quarter of 2006. Approximately $87 of employee termination cost payments made during the three months ended March 31, 2008 and $44 of the employee termination costs accrued as of March 31, 2008 relate to this 2006 restructuring initiative. Remaining employee termination costs accrued at March 31, 2008 are classified within the balance sheet as accrued wages and contract exit costs are included in other current liabilities.
(8) Segment Information
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

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
     We are in the process of developing systems and processes to obtain discrete financial information for each our three business units, which is intended to be used by our chief operating decision maker. At the time that the information becomes available to assess performance and allocate resources, this new information will be disclosed. The following tables provide revenue from our business units for the periods indicated:

	Three Months Ended March 31, 2008
	Merge		Merge
	Healthcare		Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$2,609	$2,997	$449	$6,055
Service and maintenance	4,474	2,962	252	7,688

Total net sales	$7,083	$5,959	$701	$13,743

	Three Months Ended March 31, 2007
	Merge		Merge
	Healthcare		Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$4,773	$2,922	$475	$8,170
Service and maintenance	5,585	1,859	260	7,704

Total net sales	$10,358	$4,781	$735	$15,874

(9) Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, (“SFAS No. 159”) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS No. 159 and have elected not to measure any additional financial instruments and other items at fair value.
(10) Subsequent Events
     On April 11, 2008, we signed an agreement to divest our France subsidiary, Merge Healthcare France SARL, to the local management team for no cash proceeds to us. A loss on the disposition of the France subsidiary of at least $1.5 million, based on preliminary estimates, will be recognized in the statement of operations in the second quarter of 2008. The majority of this estimated loss does not require additional cash outlay subsequent to March 31, 2008. This transaction does not meet the accounting requirements for classification as a discontinued operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Regarding Forward-Looking Statements
     The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A. of Part II of this Quarterly Report on Form 10-Q and in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     We have generated losses from operations over the past nine consecutive quarters. For the three months ended March 31, 2008, our net loss from operations was $7.8 million, our cash and cash equivalents decreased from $14.0 million at December 31, 2007 to $8.5 million at March 31, 2008 and we currently have no credit facility. As a result, we are currently completely dependent on available cash and operating cash flow to meet our capital needs. We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern beyond June 30, 2008, and may have to seek bankruptcy protection.
     On March 21, 2008, we completed a divestiture of our China subsidiary to an unaffiliated, local Asian healthcare company for no cash proceeds to Merge Healthcare. This divestiture allows our Cedara Software business unit to focus its off-shore efforts exclusively on the development of its Pune, India custom engineering and development facility. The loss recognized on the disposition of the China subsidiary was immaterial and is included in restructuring and other expenses in the statement of operations for the three months ended March 31, 2008. On April 11, 2008, we completed a divestiture of our France subsidiary to the local management team for no cash proceeds to Merge Healthcare. A loss on the disposition of the France subsidiary of at least $1.5 million, based on preliminary estimates, will be recognized in the statement of operations in the second quarter of 2008. The majority of this estimated loss does not require additional cash outlay subsequent to March 31, 2008. Although we received no monies from the buyers of these businesses, we believe these transactions were less expensive than had we shut-down the subsidiaries and incurred related closing costs. In addition, we will no longer incur the ongoing operating costs and cash requirements of these operations. Neither of the transactions meets the accounting requirements for classification as discontinued operations. We are currently planning to divest the remaining entity that comprises the Merge Healthcare EMEA business unit, our Nuenen branch office, to the local management team.
Liquidity and Capital Resources
     Our cash and cash equivalents were $8.5 million at March 31, 2008, a decrease of approximately $5.5 million, or 39.1%, from our balance of $14.0 million at December 31, 2007. In addition, our working capital was a deficit of $4.5 million at March 31, 2008, a decrease of $5.3 million from our working capital of $0.9 million at December 31, 2007. Assuming that we are successful in obtaining a cash infusion through one of the strategic options that we are considering prior to June 30, 2008, we anticipate that we will continue to use cash during at least the first half of 2008, and possibly beyond, as we continue to invest in our new teleradiology business and infrastructure required to grow our business and attempt to recover from the adverse impacts to our business from the Deficit Reduction Act (“DRA”), the restatements of our financial statements and the related litigation, and the liquidity crisis that we are facing.
Operating Cash Flows
     Cash used in operating activities was $5.1 million during the three months ended March 31, 2008, compared to $8.4 million during the three months ended March 31, 2007. Our negative operating cash flow during the three months ended March 31, 2008 was primarily due to the loss from operations (excluding non-cash depreciation and amortization expense of $1.6 million and share-based compensation of $1.3 million), the timing of the payments for legal fees and insurance recoveries in connection with the class action, derivative and other lawsuits, and restructuring related payments.
     We anticipate that we will pay approximately $1.0 million over the next several quarters for termination benefits and contract termination costs in connection with our restructuring initiatives.
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
Contractual Obligations
     Total outstanding commitments under our operating leases at March 31, 2008 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$7,092	$2,418	$2,936	$929	$809
     We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General
     We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs until the latter part of the second quarter of 2008. We have undertaken certain initiatives that we believe will increase our revenues and decrease our costs in the future, including ongoing cost reduction of both onshore employee and offshore contractor terminations, the disposal of our China and France subsidiaries and planned disposal of our Nuenen branch office. We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations, including equity offerings, assets sales or debt financings. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern beyond June 30, 2008, and may have to seek bankruptcy protection. Any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2008 and beyond will depend on a variety of factors such as the extent of losses from operations, the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities. For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long–lived assets, goodwill and other intangible asset valuation, share–based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes during the three months ended March 31, 2008 in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations
Three months Ended March 31, 2008 Compared to the Three months Ended March 31, 2007
     The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months Ended March 31,						Change
	2008	%	(1)	2007	%	(1)	$	%
Net sales:
Software and other	$6,055		44.1%	$8,170		51.5%	$(2,115)	-25.9%
Services and maintenance	7,688		55.9%	7,704		48.5%	(16)	-0.2%

Total net sales	13,743		100.0%	15,874		100.0%	(2,131)	-13.4%
Cost of sales:
Software and other	1,199		19.8%	1,997		24.4%	(798)	-40.0%
Services and maintenance	3,775		49.1%	3,520		45.7%	255	7.2%
Amortization	716	NM	(2)	1,062	NM	(2)	(346)	-32.6%

Total cost of sales	5,690		41.4%	6,579		41.4%	(889)	-13.5%

Gross margin
Software and other	4,140	68.4	%(3)	5,111	62.6	%(3)	(971)	-19.0%
Services and maintenance	3,913		50.9%	4,184		54.3%	(271)	-6.5%

Total gross margin	8,053		58.6%	9,295		58.6%	(1,242)	-13.4%
Operating expenses:
Sales and marketing	3,362		24.5%	4,733		29.8%	(1,371)	-29.0%
Product research and development	4,735		34.5%	5,383		33.9%	(648)	-12.0%
General and administrative	6,158		44.8%	7,539		47.5%	(1,381)	-18.3%
Restructuring and other expenses	1,362		9.9%	797		5.0%	565	70.9%
Depreciation and amortization	842		6.1%	1,002		6.3%	(160)	-16.0%

Total operating costs and expenses	16,459		119.8%	19,454		122.6%	(2,995)	-15.4%

Operating loss	(8,406)		-61.2%	(10,159)		-64.0%	1,753	17.3%
Other income (expense), net	574		4.2%	452		2.8%	122	27.0%

Loss before income taxes	(7,832)		-57.0%	(9,707)		-61.2%	1,875	19.3%
Income tax expense	—		0.0%	14		0.1%	(14)	-100.0%

Net loss	$(7,832)		-57.0%	$(9,721)		-61.2%	$1,889	19.4%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.
Net Sales
     Net sales, by business unit, are indicated as follows:

	Three Months Ended March 31,				Change
	2008	%	2007	%	$	%
Cedara:
Software and other	$2,997	21.8%	$2,922	18.4%	$75	2.6%
Services and maintenance	2,962	21.6%	1,859	11.7%	1,103	59.3%

Total net sales	5,959	43.4%	4,781	30.1%	1,178	24.6%

Merge Healthcare North America
Software and other	2,609	19.0%	4,773	30.1%	(2,164)	-45.3%
Services and maintenance	4,474	32.6%	5,585	35.2%	(1,111)	-19.9%

Total net sales	7,083	51.5%	10,358	65.3%	(3,275)	-31.6%

Merge Healthcare EMEA
Software and other	449	3.3%	475	3.0%	(26)	-5.5%
Services and maintenance	252	1.9%	260	1.6%	(8)	-3.1%

Total net sales	701	5.1%	735	4.6%	(34)	-4.6%

Total net sales	$13,743		$15,874		$(2,131)

     Software and Other Sales. Total software and other sales for the three months ended March 31, 2008 were $6.1 million, a decrease of approximately $2.1 million, or 25.9%, from $8.2 million for the three months ended March 31, 2007. The decrease in software and other sales primarily resulted from a $2.2 million decrease in revenue recognized on software and other sales through our Merge Healthcare North America business unit. Our Merge Healthcare North America business unit has experienced a continued decline in bookings over the last several quarters. Bookings are down for a variety of reasons including the impact of DRA and the uncertainty of our financial condition. In addition, certain product deliverables have been delayed, causing a corresponding delay in revenue recognition. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis. We believe that the reversal of our downward trend in bookings is dependent upon the successful completion of one of the strategic options that are being considered.
     Service and Maintenance Sales. Total service and maintenance sales for the three months ended March 31, 2008 was $7.7 million, constant with $7.7 million for the three months ended March 31, 2007. Service and maintenance sales recognized through our Merge Healthcare North America business unit decreased $1.1 million, while service and maintenance sales recognized through our Cedara business unit increased $1.1 million. Our Merge Healthcare North America business unit experienced decreased revenue during the three months ended March 31, 2008 resulting from decreased bookings as described above, which has adversely impacted the renewals of maintenance for certain customers. Our Cedara business unit experienced increased revenue during the three months ended March 31, 2008 resulting from customer contracts involving a cost effective custom engineering model which include both on-shore and off-shore personnel.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $4.1 million for the three months ended March 31, 2008, a decrease of approximately $1.0 million, or 19.0%, from $5.1 million for the three months ended March 31, 2007. The decrease is due primarily to decreased sales through our Merge Healthcare North America business unit. Gross margin on software and other sales as a percentage of software and other sales, increased to 68.4% for the three months ended March 31, 2008 from 62.6% for the three months ended March 31, 2007. The increase in gross margin as a percentage of sales is primarily due to the mix in sales from our business units and a decrease in amortization expense in the three months ended March 31, 2008. Sales from our Cedara business unit, which typically consist of software only contracts at higher margins, were 49.5% of software and other sales during the three months ended March 31, 2008 compared to 35.8% during the three months ended March 31, 2007. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units and modestly improve provided that the volume of software sales increases in relation to total sales.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $3.9 million for the three months ended March 31, 2008, a decrease of approximately $0.3 million, or 6.5%, from $4.2 million for the three months ended March 31, 2007 as a result of flat sales during the quarter and increased headcount in Canada and India related to personnel focused on providing custom engineering services as we continue to focus efforts on growing this service offering. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 50.9% for the three months ended March 31, 2008 from 54.3% for the three months ended March 31, 2007 for the same reasons. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the first quarter of 2008.
Sales and Marketing
     Sales and marketing expense decreased approximately $1.4 million, or 29.0%, to approximately $3.4 million for the three months ended March 31, 2008 from $4.7 million for the three months ended March 31, 2007. As part of our ongoing cost reduction plan, salaries, commissions and other related expenses (including travel and entertainment) decreased by $1.2 million from sales and marketing personnel terminations. As a result of ongoing cost reductions discussed above, including the rightsizing initiative announced on February 14, 2008, we anticipate that sales and marketing expenses will continue to modestly decline in the first half of 2008.

Product Research and Development
     Product research and development expense decreased approximately $0.6 million, or 12.0%, to $4.7 million for the three months ended March 31, 2008 from $5.4 million for the three months ended March 31, 2007. Decreased product research and development expenses for the three months ended March 31, 2008 were primarily attributable to a $1.3 million reduction in our on-shore and off-shore salaries and related expenses as a result of our restructuring initiative announced in February 2008. Partially offsetting this decrease was the fact that we did not capitalize any software development costs during the three months ended March 31, 2008, resulting in a $0.4 million increase in product research and development expense when compared with the three months ended March 31, 2007. We anticipate that our product research and development costs will continue to decline in the first half of 2008.
General and Administrative
     General and administrative expense decreased approximately $1.4 million, or 18.3%, to $6.2 million in the three months ended March 31, 2008 from $7.5 million in the three months ended March 31, 2007. Decreased general and administrative expenses were primarily attributable to a $1.1 million reimbursement from our primary directors and officers’ liability insurance carrier for legal expenses incurred in connection with the class action lawsuit against us, a $0.6 million decrease in accounting and legal consulting costs and audit fees and a $0.3 million decrease in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits. We incurred $1.2 million of such legal and accounting expenses in the three months ended March 31, 2008 compared to $1.4 million in the three months ended March 31, 2007. Partially offsetting this decrease was a $0.2 million increase in stock based compensation expense. We expect legal expenses to continue until our class action, derivative and other litigation matters are resolved.
Restructuring and Other Expenses
     As discussed in Note 7 to the condensed consolidated financial statements, we recorded a $1.3 million restructuring charge for the three months ended March 31, 2008 related to the initiative announced in February 2008. During the three months ended March 31, 2007, we recorded a $0.8 million restructuring charge, primarily termination benefits, related to the initiative announced in November 2006.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $0.2 million, or 16.0%, to $0.8 million in the three months ended March 31, 2008 from $1.0 million in the three months ended March 31, 2007. Decreased depreciation and amortization expenses were primarily attributable to decreased customer relationship amortization, which resulted from a decrease in gross customer relationships due to a $4.3 million impairment charge during the third quarter of 2007.
Other Income, Net
     Other income increased approximately $0.1 million, or 27.0%, to $0.6 million in the three months ended March 31, 2008 from $0.5 million in the three months ended March 31, 2007 primarily due to a $0.4 million increase in foreign currency exchange gains. Partially offsetting the increase was a $0.4 million decrease in interest income as a result of our decreased cash and cash equivalents.
Material Off Balance Sheet Arrangements
     We have no material off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2008, our cash and cash equivalents included money market funds and short term deposits totaling approximately $8.5 million, and earned interest at a weighted average rate of approximately 3.6%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $0.1 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk
     We have sales and expenses in Canada, China, Europe and India that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk. In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures. We did not enter into any derivative financial instruments to hedge such exposures during 2008 or 2007.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, as required by Rule 13a–15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described in Part II, Item 9A under “Management’s Report on Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2007, a material weakness was identified in our internal control over financial reporting relating to our accounting for income taxes.
     We anticipate that we will remediate the material weakness relating to our accounting for income taxes prior to December 31, 2008 and we do not expect to incur significant costs associated with our remediation efforts.
     Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of March 31, 2008, this material weakness continues to exist and, as a result, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes with respect to our internal control over financial reporting or in factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2008.

PART II
Item 1. Legal Proceedings
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit currently include us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants. The consolidated amended complaint arises out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss. On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice. We intend to continue vigorously defending the lawsuit.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleges that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiffs ask for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case. Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250. These costs were accrued for as of December 31, 2007. The proposed settlement was preliminarily approved on April 17, 2008 and is subject to final approval from the Circuit Court of Milwaukee County, Wisconsin. A final approval hearing has been set for June 27, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
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
Item 1A. Risk Factors
     Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007, includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K, other than as set forth below.
     See also the discussions in Part I, Item 2, “Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.
     We may not be able to generate cash through operations, sales of assets or obtain financing required to remain in business— As of March 31, 2008, we had cash and cash equivalents of $8.5 million and a working capital deficit of $4.5 million compared to cash and cash equivalents of $14.0 million and working capital of $0.9 million as of December 31, 2007. We have suffered recurring losses from operations and negative cash flows and, unless we are able to generate additional funds from third party sources in the very near future, we will not be able to meet our financial obligations. As a result, our independent registered public accounting firm, KPMG LLP, indicated in their report on our 2007 consolidated financial statements that there is substantial doubt about our ability to continue as a going concern.
     We are considering all strategic options and also options for generating additional cash and revenues to fund our continuing business operations. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of the new equity or equity-related securities that may be required to be issued may cause shareholders to experience significant dilution. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk faced by us. If we sell assets to raise additional funds, such sales may negatively affect our prospects and ability to return the business to profitability and generate cash flow from operations. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to fund our new teleradiology business, take advantage of unanticipated opportunities, develop or enhance services or products, respond to competitive pressures, or continue as a going concern beyond June 30, 2008, and may have to seek bankruptcy protection.
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

Registrant: MERGE HEALTHCARE INCORPORATED
May 9, 2008	By:	/s/ Kenneth D. Rardin
Kenneth D. Rardin
President and Chief Executive Officer (principal executive officer)

May 9, 2008	By:	/s/ Steven R. Norton
Steven R. Norton
Executive Vice President & Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2*	Certification of principal accounting officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32*	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith