Form 10-Q
period 2008-06-30
MERGE HEALTHCARE INC
filed 2008-08-11
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
(Registrant’s telephone number, including area code) (414) 977–4000
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer, or a smaller reporting company. See the definitions of “accelerated filers”, “large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐    No  ☑
     The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 4, 2008:  55,281,045

i

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,715	$14,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,121 and $2,209 at June 30, 2008 and December 31, 2007, respectively	10,681	11,810
Inventory	1,090	1,754
Prepaid expenses	2,939	1,970
Deferred income taxes	777	260
Other current assets	496	771

Total current assets	36,698	30,565
Property and equipment:
Computer equipment	6,697	6,776
Office equipment	2,507	2,270
Leasehold improvements	1,501	2,000

	10,705	11,046
Less accumulated depreciation	7,533	6,415

Net property and equipment	3,172	4,631
Purchased and developed software, net of accumulated amortization of $11,884 and $10,452 at June 30, 2008 and December 31, 2007, respectively	7,500	8,932
Customer relationships, net of accumulated amortization of $777 and $259 at June 30, 2008 and December 31, 2007, respectively	2,773	3,291
Trade names	—	1,060
Deferred income taxes	4,280	4,585
Investments	7,676	8,156
Other assets	1,277	415

Total assets	$63,376	$61,635

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,163	$7,114
Accrued wages	2,709	2,621
Restructuring accrual	5,849	131
Other accrued liabilities	2,824	2,920
Deferred revenue	16,635	16,901

Total current liabilities	35,180	29,687
Note payable	13,980	—
Deferred income taxes	85	257
Deferred revenue	1,888	1,787
Income taxes payable	5,342	5,338
Other	391	161

Total liabilities	56,866	37,230
Shareholders’ equity:
Preferred stock, $0.01 par value: 2,999,997 shares authorized; zero shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Series 3 Special Voting Preferred Stock, no par value: one share authorized; one share issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value: 100,000,000 shares authorized: 54,386,349 shares and 32,237,700 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	544	322
Common stock subscribed, 27,573 shares and zero shares at June 30, 2008 and December 31, 2007, respectively	30	—
Additional paid-in capital	464,451	456,371
Accumulated deficit	(460,987)	(434,958)
Accumulated other comprehensive income	2,472	2,670

Total shareholders’ equity	6,510	24,405

Total liabilities and shareholders’ equity	$63,376	$61,635

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Software and other	$6,280	$6,693	$12,335	$14,863
Services and maintenance	7,035	7,343	14,723	15,047

Total net sales	13,315	14,036	27,058	29,910
Cost of sales:
Software and other	1,329	1,445	2,528	3,442
Services and maintenance	3,168	3,450	6,943	6,970
Amortization and impairment	716	1,633	1,432	2,695

Total cost of sales	5,213	6,528	10,903	13,107

Gross margin	8,102	7,508	16,155	16,803

Operating costs and expenses:
Sales and marketing	2,311	4,654	5,673	9,387
Product research and development	3,485	5,412	8,220	10,795
General and administrative	8,452	6,900	14,610	14,439
Tradename impairment, restructuring and other expenses	10,705	209	12,067	1,006
Depreciation, amortization and impairment	1,458	1,034	2,300	2,036

Total operating costs and expenses	26,411	18,209	42,870	37,663

Operating loss	(18,309)	(10,701)	(26,715)	(20,860)

Other income (expense):
Interest expense	(242)	(18)	(243)	(63)
Interest income	56	352	150	802
Other, net	(86)	(362)	395	(315)

Total other income (expense)	(272)	(28)	302	424

Loss before income taxes	(18,581)	(10,729)	(26,413)	(20,436)
Income tax expense (benefit)	(384)	11	(384)	25

Net loss	$(18,197)	$(10,740)	$(26,029)	$(20,461)

Net loss per share — basic and diluted	$(0.45)	$(0.32)	$(0.70)	$(0.60)

Weighted average number of common shares outstanding - basic and diluted	40,251,186	33,914,974	37,088,684	33,900,410

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(26,029)	$(20,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	3,732	4,731
Share-based compensation	3,534	2,556
Loss on disposal of subsidiary	1,713	—
Amortization of note payable issuance costs & discount	74	—
Tradename impairment	1,060	—
Provision for doubtful accounts receivable and sales returns, net of recoveries	22	383
Deferred income taxes	(384)	(197)
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	1,020	(937)
Inventory	664	(425)
Prepaid expenses	(1,439)	(392)
Accounts payable	(9)	(488)
Accrued wages	88	223
Restructuring accrual	5,718	(1,315)
Deferred revenue	(164)	1,123
Other accrued liabilities	134	(358)
Other	(100)	863

Net cash used in operating activities	(10,366)	(14,694)
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(482)	(1,038)
Capitalized software development	—	(726)

Net cash used in investing activities	(482)	(1,764)
Cash flows from financing activities:
Proceeds from issuance of term note, net of non-cash discount of $510	14,490	—
Proceeds from issuance of Common Stock	5,479	—
Note and stock issuance costs paid		(2,386)
Proceeds from exercise of stock options and employee stock purchase plan	30	215

Net cash provided by financing activities	17,613	215
Effect of exchange rates on cash and cash equivalents	(50)	6

Net increase (decrease) in cash and cash equivalents	6,715	(16,237)
Cash and cash equivalents, beginning of period	14,000	45,945

Cash and cash equivalents, end of period	$20,715	$29,708

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$975	$—
Cash paid for income taxes, net of refunds	$(17)	$(15)
See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

			Common Stock						Accumulated
	Preferred Stock						Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2007	1	$—	—	$—	32,237,700	$322	$456,371	$(434,958)	$2,670	$24,405
Exchange of exchangeable share rights into Common Stock	—	—	—	—	2,935	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	21,085,715	211	4,614	—	—	4,825
Stock issued under ESPP	—	—	27,573	30	—	—	—	—	—	30
Vesting of restricted stock	—	—	—	—	1,059,999	11	(11)	—	—	—
Share–based compensation expense	—	—	—	—	—	—	3,534	—	—	3,534
Declaration of dividend	—	—	—	—	—	—	(57)	—	—	(57)
Net loss	—	—	—	—	—	—	—	(26,029)	—	(26,029)
Other comprehensive income	—	—	—	—	—	—	—	—	(198)	(198)

Balance at June 30, 2008	1	$—	27,573	$30	54,386,349	$544	$464,451	$(460,987)	$2,472	$6,510

See accompanying notes to unaudited condensed consolidated financial statements.

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(18,197)	$(10,740)	$(26,029)	$(20,461)
Translation adjustment, net of income taxes	552	3	282	(9)
Unrealized gain (loss) on marketable securities, net of income taxes	(79)	367	(480)	467

Comprehensive net loss	$(17,724)	$(10,370)	$(26,227)	$(20,003)

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
Liquidity
     We have suffered recurring losses from operations and negative cash flows. We completed a financing transaction during the second quarter of 2008 for net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) as discussed in Note 2. We have also paid significant lawsuit settlement costs (see Note 7) and employee termination benefits (see Note 8) subsequent to June 30, 2008. Although we believe the remaining financing funds and operational initiatives that we have undertaken as discussed in Notes 8, 9, 10 and 12 are sufficient, these activities alone may not be adequate to fund our current business and strategic objectives.
Principles of Consolidation
     We have prepared our accompanying unaudited condensed consolidated financial statements on the basis that we will continue as a going concern and, therefore, no corresponding adjustments have been made to our assets or liabilities.
     Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any future period.
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
Reclassifications
     Where appropriate, certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation. Specifically, we are separately displaying our accrued restructuring charges in the balance sheet. In addition, we are separately displaying the changes in other accrued liabilities, accounts payable and accrued restructuring charges in the statement of cash flows during the six months ended June 30, 2008 and 2007. In addition, we have reclassified the change in customer deposits during the six months ended June 30, 2007 in the condensed consolidated statement of cash flows from deferred revenue to other accrued liabilities.
(2) Financing Transaction with Related Party
     On June 4, 2008, we completed a private placement of our Common Stock pursuant to which we raised net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) through a securities purchase agreement with Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC (“Merrick Ventures”), which was entered into on May 21, 2008. Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock. The Note will bear interest at 13.0% per annum, payable quarterly.

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
On closing of the private placement, we were required to prepay the first two interest payments totaling $975. We also incurred $2,386 of issuance costs, including a $750 closing fee paid to Merrick.
     The Note contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the Note. The Note also contains default provisions including, but not limited to, failure to pay, breach of financial or operating covenants, and bankruptcy or insolvency. The Note is a senior secured obligation and will be senior to any existing and future indebtedness and is secured by all of our United States and Canadian assets.
     Merrick may require us to redeem the Note in full if a change of control occurs. If the change of control results in the payment of consideration to our shareholders equal to or exceeding $1.75 per share, the redemption price of the Note shall be at par. If such consideration is less than $1.75 per share, the redemption shall be 120% of par if the change of control occurs within one year of the closing date, or 118% of par if the change of control occurs anytime thereafter. In addition, upon an event of default, as defined in the Note, the interest rate will increase to 18.5% and Merrick will have the right to require us to redeem the Note at 120% of its principal amount.  All payments due to Merrick upon redemption shall be in addition to all accrued but unpaid interest and accrued but unpaid late charges relating thereto. The Note may also be voluntarily prepaid at 120% of par at any time.
     In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, the change of control and default provisions are considered put options which are derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately. The fair value of these options will be recorded as long-term liabilities and changes in the fair value of these liabilities will be recorded in the consolidated statement of operations.
     The fair values of the equity, Note and put options were determined utilizing the assistance of independent valuation specialists. The fair value of the two put options was $31 as of June 30, 2008. The proceeds of $20,000 were reduced by the value of the put options and remaining amount allocated to the equity and Note based on the relative fair value of each instrument. In addition, the transaction costs of $2,386 were allocated to the equity and Note using the same relative fair value allocation. The closing fees due Merrick are being treated as a reduction of proceeds, and as such, a portion of the closing fees are included as a discount on the Note.
     As a result, we recorded a note payable of $13,945 and equity of $4,825 (net of related issuance costs of $654) upon completion of the financing transaction. The note discount of $1,055 (of which $545 relates to closing fees due Merrick) and financing costs of $1,187 (which were recorded as a long-term asset) are being amortized using the effective interest method at a rate of approximately 21.13% over the term of the Note. During the three and six months ended June 30, 2008, we recorded interest expense of $236, including amortization of financing costs of $39 and amortization of note discount of $35. As of June 30, 2008, there was no change in the value of the put option liabilities.
     The private placement was made pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. We also entered into a registration rights agreement in connection with the private placement pursuant to which we have agreed to register with the Securities and Exchange Commission for public resale the Common Stock under certain circumstances.
     In connection with the private placement, Merrick was entitled to designate five persons to replace five of the eleven then current directors on our Board of Directors, which occurred on the closing of the private placement. We also agreed that Merrick will continue to have the right to designate five persons to be nominated for election to the Board of Directors in the future, subject to reduction of such designated persons upon a decrease in Merrick’s

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
ownership percentage. In June 2008, the Board of Directors granted approval to Merrick and its affiliates, including Michael W. Ferro, Jr., Chairman and CEO of Merrick Ventures, who is also Chairman of our Board of Directors, to purchase up to 49.9% of our Common Stock. At June 30, 2008, Merrick and its affiliates owned approximately 48.1% of our Common Stock.
     On June 12, 2008, we announced the redemption of all preferred share purchase rights outstanding as a result of our Shareholder Rights Plan, which was established in 2006. As provided for in the plan, we redeemed the rights for $0.001 per right. As a result, shareholders of record on June 23, 2008 received a dividend payment (in July 2008) totaling $57 and this plan is no longer in effect.
(3) Intangible Assets Subject to Amortization
     Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of June 30, 2008 as follows:

	Weighted
	Average
	Remaining	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased software	2.8	$12,571	$(6,578)
Customer relationships	2.9	3,550	(777)

Total		$16,121	$(7,355)

     Purchased software amortization expense, which is being recorded ratably over the life of the related intangible asset in the amortization and impairment classification of cost of sales, was $530 and $753 during the three months ended June 30, 2008 and 2007, respectively, and $1,060 and $1,506 during the six months ended June 30, 2008 and 2007, respectively. Customer relationships amortization expense, which is being recorded ratably over the life of the related intangible asset in the depreciation, amortization and impairment expense classification of operating costs and expenses, was $259 and $569 during the three months ended June 30, 2008 and 2007, respectively, and $518 and $1,139 during the six months ended June 30, 2008 and 2007, respectively.
     Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the remaining 6 months of the year ended:	2008	$1,540
For the year ended December 31:	2009	3,066
	2010	2,940
	2011	1,220
	2012	—
     As of June 30, 2008, we had gross capitalized software development costs of $6,813 and accumulated amortization of $5,306. The weighted average remaining amortization period of capitalized software development costs was 1.6 years as of June 30, 2008. We did not capitalize any software development costs during the six months ended June 30, 2008. During the six months ended June 30, 2007, we capitalized software development costs of $726. Capitalized software development amortization expense of $186 and $880 during the three months ended June 30, 2008 and 2007, respectively, and $372 and $1,189 during the six months ended June 30, 2008 and 2007, respectively, was recorded in the amortization and impairment classification of cost of sales. Amortization expense included the impairment of certain of our capitalized software projects of $556 during the three and six

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
months ended June 30, 2007 due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment.
(4) Earnings Per Share
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net loss	$(18,197)	$(10,740)	$(26,029)	$(20,461)

Denominator:
Weighted average number of shares of Common Stock outstanding	40,251,186	33,914,974	37,088,684	33,900,410

Net loss per share — basic and diluted	$(0.45)	$(0.32)	$(0.70)	$(0.60)

     The weighted average number of shares of Common Stock outstanding used to calculate basic net loss per share includes exchangeable share equivalent securities traded on the Toronto Stock Exchange of 1,687,612 and 1,756,168 for the three months ended June 30, 2008 and 2007, respectively, and 1,688,048 and 2,935,907 for the six months ended June 30, 2008 and 2007, respectively.
     As a result of the loss during the three months ended June 30, 2008 and 2007, incremental shares from the assumed conversion of employee stock options totaling zero and 58,219, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the loss during the six months ended June 30, 2008 and 2007, incremental shares from the assumed conversion of employee stock options totaling 8,006 and 58,233, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the loss during the three and six months ended June 30, 2008 incremental shares, based on the assumption that unvested restricted stock awards will fully vest, totaling 1,491,982 and 1,628,530, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive. We did not grant any restricted stock awards prior to the fourth quarter of 2007.
     For the three months ended June 30, 2008 and 2007, options to purchase 3,496,683 and 3,102,431 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share. For the six months ended June 30, 2008 and 2007, options to purchase 2,496,683 and 3,272,431 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share.
(5) Share-Based Compensation
     The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment, recognized during the periods indicated:

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$(28)	$121	$66	$228
Sales and marketing	42	331	382	595
Product research and development	42	315	232	616
General and administrative	180	595	884	1,105
Tradename impairment, restructuring and other expenses	1,970	—	1,970	—

Total	2,206	1,362	3,534	2,544
Tax benefit	—	—	—	—

Share-based compensation expense, net of tax	$2,206	$1,362	$3,534	$2,544

Increase in basic loss per share	$0.05	$0.04	$0.10	$0.08

Increase in diluted loss per share	$0.05	$0.04	$0.10	$0.08

     The difference between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation recorded as additional paid-in capital during the three months ended June 30, 2008 and 2007 of zero and $3, respectively, and zero and $12 during the six months ended June 30, 2008 and 2007, respectively, was attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.
     The $1,970 of expense recorded during the three and six months ended June 30, 2008 relates to the acceleration of certain stock options and restricted stock for certain former officers as outlined in the respective individual’s employment agreement or restricted stock purchase agreement. In addition, these individuals, as of their respective separation dates, agreed to voluntarily forfeit any unexercised vested stock options.
     At June 30, 2008, we have 3,496,683 stock options outstanding as a result of 1,010,000 shares being granted in the six months ended June 30, 2008, primarily to our new executive officers, offset by 1,594,377 canceled, forfeited or expired options in the six months ended June 30, 2008, primarily held by certain former officers. At June 30, 2008, we have 732,496 outstanding shares of restricted stock as a result of 92,500 shares being granted in the six months ended June 30, 2008, offset by 1,059,999 shares of restricted stock held by certain former officers that vested and were distributed in the six months ended June 30, 2008. At June 30, 2008, there is approximately $3,000 of unrecognized compensation cost that may be recognized in future periods related to share-based compensation.
(6) Income Taxes
     We record income tax expense on an interim basis under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109, Accounting for Income Taxes. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate includes the effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carryforwards during the year. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized. There was no material change in unrecognized tax benefits during the six month period ending June 30, 2008, nor do we anticipate a material change in total unrecognized tax benefits within the next 12 months.
(7) Commitments and Contingencies
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
March 21, 2007. Defendants in the suit included us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants at such time. The consolidated amended complaint arose out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss. On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied, and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice. On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits filed against us. The agreement in principle provided for the settlement, release and dismissal of all claims asserted against Merge and the individual defendants in the litigation. In exchange, we agreed to a one time cash payment of $3,025 to the plaintiff and our primary and one of our excess Directors and Officers insurance carriers agreed to a one time cash payment of $12,975 to the plaintiff, for a total of $16,000. These costs are accrued as of June 30, 2008, as payment was contingent upon us completing a financing transaction, and were recorded as a general and administrative expense during the three and six months ended June 30, 2008. The settlement amounts were paid into escrow in July 2008. The proposed settlement was preliminarily approved on July 15, 2008 and is subject to final approval from the United States District Court for the Eastern District of Wisconsin. A final approval hearing has been set for September 5, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleged that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiff asked for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case. Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250,000. These costs were accrued for as of December 31, 2007 and were paid in July 2008. The proposed settlement was preliminarily approved on April 17, 2008 with final approval on June, 27, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
     In March 2008, we received $1,050 from our primary directors and officers’ liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge Healthcare and some of its current and former directors and officers. This collection of cash was recorded as a credit to general and administrative expense. We do not anticipate that there will be any additional funds collected from the insurance carriers related to these defense costs.
     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC advised us that the inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws had occurred. On July 10, 2007, we were advised by SEC Staff that the SEC had issued a formal order of investigation in this matter. We have been cooperating and continue to cooperate fully with the SEC. At this time, however, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on our financial condition or results of operations.
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
(8) Restructuring
     During 2008 we have undertaken two separate restructuring and reorganization initiatives.
First Quarter 2008 Initiative
     On February 14, 2008, we announced a reduction in our worldwide headcount, including consultants, by approximately 160 individuals with the majority of those reductions having been completed on or before the announcement. This restructuring plan was designed to better align our costs with our anticipated revenues going forward and included personnel terminations from all parts of the organization. We recognized charges in our condensed consolidated financial statements during the six months ended June 30, 2008 of $1,402, consisting of $1,119 in severance and related employee termination costs and $283 in contract exit costs, primarily consisting of future lease payments on our Burlington, Massachusetts leased office, which we completely vacated during the first quarter of 2008.
Second Quarter 2008 Initiative
     On June 4, 2008, we announced a change in executive management, reorganization of our operating business units and reduction in headcount by approximately 60 individuals. This restructuring plan was designed primarily to align our corporate costs and infrastructure with the size of the organization as well as to align business unit costs with our anticipated revenues going forward. We recognized charges in our condensed consolidated financial statements during the six months ended June 30, 2008 of $7,454, consisting of $4,642 in severance and related employee termination costs, $1,970 of share-based compensation expense associated with the accelerated vesting of stock options and restricted stock for certain former officers and $842 in contract exit costs. The severance costs are primarily related to payments to former officers. The contract exit costs primarily consist of future lease payments on the Alpharetta, Georgia office, which we completely vacated as of June 30, 2008 and our Mississauga, Ontario office, wherein we abandoned a portion of our 60,000 square feet of leased premise during the second quarter of 2008. See Note 5 for further discussion of share-based compensation expense.
     The following table illustrates our restructuring activity during the six months ended June 30, 2008:

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Employee
	Termination	Contract
	Costs	Exit Costs	Total
Fourth Quarter 2006 Initiative
Balance at December 31, 2007	$131	$—	$131
Charges to expense	—	—	—
Payments	(131)	—	(131)

Balance at June 30, 2008	—	—	—
First Quarter 2008 Initiative
Balance at December 31, 2007	—	—	—
Charges to expense	1,119	283	1,402
Payments	(803)	—	(803)

Balance at June 30, 2008	316	283	599
Second Quarter 2008 Initiative
Balance at December 31, 2007	—	—	—
Charges to expense	4,642	842	5,484
Payments	(234)	—	(234)

Balance at June 30, 2008	$4,408	$842	$5,250

Total Balance at June 30, 2008	$4,724	$1,125	$5,849

(9) Tradenames and Long-Lived Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review indefinite lived intangible assets for impairment annually, as of December 31 of each year. In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount.
     On June 4, 2008, we announced that we would rename our business units. Merge Healthcare North America was renamed Merge Fusion and Cedara (our business unit located in Mississauga, Ontario) was renamed Merge OEM. As a result of this action the Cedara tradename has been impaired. We have recorded a charge of $1,060 during the three and six months ended June 30, 2008 in tradename impairment, restructuring and other expense within our condensed consolidated statement of operations.
     On April 11, 2008, we signed an agreement to divest our French subsidiary, Merge Healthcare France SARL, to the local management team for no cash proceeds to us. A loss on the disposition of the French subsidiary of $1,713 was recognized in the statement of operations in tradename impairment, restructuring and other expense in the three and six months ended June 30, 2008. The majority of this estimated loss does not require additional cash outlay subsequent to June 30, 2008. This transaction does not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal under SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets.
     In addition, we have recorded a $542 charge in depreciation, amortization and impairment within our condensed consolidated statement of operations during the three and six months ended June 30, 2008 based on the fair value of certain fixed assets that are held for sale. At June 30, 2008, these fixed assets have a gross value of $445 in office equipment and $240 in computer equipment and related accumulated depreciation of $647.
(10) Segment Information
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
     We have reorganized our operating business units, effective July 1, 2008. The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation have been allocated between the remaining business units of Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara). As a result, beginning with our third quarter financial statements, we will no longer separately report EMEA revenues. In addition, we continue the process of developing systems and processes to obtain discrete financial information for each of our business units, which is intended to be used by our chief executive officer, who is our chief operating decision maker.
     The following tables provide revenue from our business units for the periods indicated:

	Three Months Ended June 30, 2008
	Merge Healthcare		Merge Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$3,218	$2,872	$190	$6,280
Service and maintenance	4,057	2,657	321	7,035

Total net sales	$7,275	$5,529	$511	$13,315

	Three Months Ended June 30, 2007
	Merge Healthcare		Merge Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$2,901	$3,253	$539	$6,693
Service and maintenance	5,115	1,743	485	7,343

Total net sales	$8,016	$4,996	$1,024	$14,036

	Six Months Ended June 30, 2008
	Merge Healthcare		Merge Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$5,827	$5,869	$639	$12,335
Service and maintenance	8,531	5,619	573	14,723

Total net sales	$14,358	$11,488	$1,212	$27,058

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Six Months Ended June 30, 2007
	Merge Healthcare		Merge Healthcare
	North America	Cedara Software	EMEA	Total
Net sales:
Software and other	$7,674	$6,175	$1,014	$14,863
Service and maintenance	10,700	3,602	745	15,047

Total net sales	$18,374	$9,777	$1,759	$29,910

(11) Recent Accounting Pronouncements
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS No. 159 and have elected not to measure any additional financial instruments and other items at fair value.
          In February 2008, FASB issued Staff Position No. FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (“FAS No. 157”), for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are evaluating the impact of FAS No. 157 as it relates to our financial position and results of operations.
(12) Subsequent Events
     During the third quarter of 2008, we expect to sell our Cedara Software Services (India) Private Limited subsidiary located in India, including gross fixed assets consisting of office equipment of $102, computer equipment of $166 and leasehold improvements of $261 with related accumulated depreciation of $77 as of June 30, 2008.
     During the third quarter of 2008, we also commenced the closure of our Merge Healthcare Teleradiology Services Private Limited (India) subsidiary located in India.

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
     In light of our financial and liquidity positions, the fact that our 2007 financial statements included a going concern qualification and the recent completion of our financing transaction, Management’s Discussion and Analysis is presented in the following order:
•	Overview

•	Recent Events

•	Liquidity and Capital Resources

•	Critical Accounting Policies

•	Results of Operations

•	Material Off Balance Sheet Arrangements
Overview
     We develop medical imaging and information management software and deliver related services. We have reorganized our operating business units, effective July 1, 2008. The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation, which sells to the end-user healthcare market in Europe, the Middle East and Africa, has been allocated between the Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara) business units. Merge Fusion primarily sells directly to the end-user healthcare market comprised of hospitals, imaging centers and specialty clinics located in the U.S., Canada and Europe, the Middle East and Africa and also distributes certain products through the Internet via our website. Merge OEM primarily sells software products, developer toolkits and custom engineering services to Original Equipment Manufacturers and Value Added Resellers world-wide, comprised of companies that develop, manufacture or resell medical imaging software or devices.
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
Recent Events
     The following significant events either have an impact on our financial results for the periods presented or are of note to our financial condition:
•	On July 9, 2008, we announced that we received notification from the NASDAQ Stock Market (“NASDAQ”) that we had regained compliance with the minimum bid price requirement to maintain trading on the market and that NASDAQ considered the matter closed.

•	On June 4, 2008, we announced the reorganization of our operating business units, effective July 1, 2008, as noted above. We also announced a reduction of approximately 60 personnel and a change in the executive management team. As a result of this restructuring, we have recorded expense of $8.5 million, including charges related to tradename impairment and acceleration of certain former officer options and restricted stock.

•	On June 4, 2008, we completed a private placement of our Common Stock pursuant to which we raised net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) through a securities purchase agreement with Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC (“Merrick Ventures”), which was entered into on May 21, 2008. Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock. The Note will bear interest at 13.0% per annum, payable quarterly. On closing of the private placement, we were required to prepay the first two interest payments totaling $1.0 million. We also incurred $2.4 million of issuance costs, including $0.8 million closing fee paid to Merrick. See Note 2 of notes to condensed consolidated financial statements for further discussion of this transaction.

•	On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits filed against us. The agreement in principle provides for the settlement, release and dismissal of all claims asserted against Merge and the individual defendants in the litigation. In exchange, we agreed to a one time cash payment of $3.0 million to the plaintiff and our primary and one of our excess Directors and Officers insurance carriers have agreed to a one time cash payment of $13.0 million to the plaintiff, for a total of $16.0 million.

•	On April 11, 2008, we completed a divestiture of our French subsidiary to the local management team for no cash proceeds to Merge Healthcare. As a result, we recorded a loss on the disposition of the French subsidiary of $1.7 million.
     In addition, we have decided to dispose of operations in India that we own. As a result, it is our intent to sell our Cedara Software Services (India) Private Limited subsidiary, including fixed assets owned by the subsidiary, and also to close our Merge Healthcare Teleradiology Services Private Limited (India) subsidiary.
Liquidity and Capital Resources
     Our cash and cash equivalents were $20.7 million at June 30, 2008, an increase of approximately $6.7 million, or 48.0%, from our balance of $14.0 million at December 31, 2007. In addition, our working capital was $1.5 million at June 30, 2008, an increase of $0.6 million from our working capital of $0.9 million at December 31, 2007.
     The increase in our cash and cash equivalents is primarily due to the $16.6 million, net of payments related to transaction costs and prepaid interest, received upon closing of the private placement transaction with Merrick. Of the funds received, $3.3 million has been used to pay our portion of the shareholder lawsuit settlement agreement and derivative lawsuit settlement agreement (see Note 7 of notes to condensed consolidated financial statements) in the third quarter of 2008. The remainder will be used to fund our operations, including future payments related to employee termination costs accrued as of June 30, 2008 (see Note 8 of notes to condensed consolidated financial statements).
Operating Cash Flows
     Cash used in operating activities was $10.4 million during the six months ended June 30, 2008, compared to $14.7 million during the six months ended June 30, 2007. Our negative operating cash flow during the six months ended June 30, 2008 was primarily due to the loss from operations (excluding non-cash depreciation, amortization and impairment expense of $3.7 million, share-based compensation of $3.5 million, tradename impairment charges of $1.1 million and loss on disposal of our French subsidiary of $1.7 million), the timing of payments for legal fees and insurance recoveries in connection with the class action, derivative and other lawsuits and restructuring related payments.

     We anticipate that we will pay approximately $5.8 million over the next several quarters for termination benefits and contract exit costs in connection with our restructuring initiatives. The majority of the termination benefits will be paid in the third quarter of 2008.
     We continued to incur significant legal fees in connection with the class action and other lawsuits and regulatory matters and expect to incur additional expenses until such matters are resolved. We expect that the class action and derivative lawsuits will be resolved in the third quarter of 2008.
Contractual Obligations
     Total outstanding commitments under our operating leases at June 30, 2008 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$3,735	$1,335	$1,517	$405	$478
Note Payable	15,000	—	15,000	—	—

Total	$18,735	$1,335	$16,517	$405	$478

     The above obligations do not include lease payments related to facilities that we have either ceased to use or abandoned as of June 30, 2008, as the related obligation for such facilities has been recorded in our condensed consolidated balance sheet at June 30, 2008. The Note bears interest at 13.0% per annum, payable quarterly. The Note contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the Note.
     We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.
General
     We believe that our existing cash and cash equivalents will be sufficient to meet our liquidity needs in 2008. However, any projections of future cash inflows and outflows are subject to uncertainty. We have undertaken certain initiatives that we believe will increase our revenues and decrease our costs in the future, including the reorganization during the second quarter of 2008 as previously discussed, the disposal of certain non-core subsidiaries and related operations and personnel reductions undertaken in the first and second quarters of 2008. We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months.
     In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock. Furthermore, because of the low trading price of our Common Stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures. Any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2008 and beyond will depend on a variety of factors such as the extent of losses from operations, the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities. For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q.

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
     We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes during the three months ended June 30, 2008 in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Results of Operations
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months Ended June 30,						Change
	2008	%	(1)	2007	%	(1)	$	%
Net sales:
Software and other	$6,280	47.2%		$6,693	47.7%		$(413)	-6.2%
Services and maintenance	7,035	52.8%		7,343	52.3%		(308)	-4.2%

Total net sales	13,315	100.0%		14,036	100.0%		(721)	-5.1%
Cost of sales:
Software and other	1,329	21.2%		1,445	21.6%		(116)	-8.0%
Services and maintenance	3,168	45.0%		3,450	47.0%		(282)	-8.2%
Amortization and impairment	716	NM	(2)	1,633	NM	(2)	(917)	-56.2%

Total cost of sales	5,213	39.2%		6,528	46.5%		(1,315)	-20.1%

Gross margin
Software and other	4,235	67.4%	(3)	3,615	54.0%	(3)	620	17.2%
Services and maintenance	3,867	55.0%		3,893	53.0%		(26)	-0.7%

Total gross margin	8,102	60.8%		7,508	53.5%		594	7.9%
Operating expenses:
Sales and marketing	2,311	17.4%		4,654	33.2%		(2,343)	-50.3%
Product research and development	3,485	26.2%		5,412	38.6%		(1,927)	-35.6%
General and administrative	8,452	63.5%		6,900	49.2%		1,552	22.5%
Tradename impairment, restructuring and other expenses	10,705	80.4%		209	1.5%		10,496	NM	(2)
Depreciation, amortization and impairment	1,458	11.0%		1,034	7.4%		424	41.0%

Total operating costs and expenses	26,411	198.4%		18,209	129.7%		8,202	45.0%

Operating loss	(18,309)	-137.5%		(10,701)	-76.2%		(7,608)	71.1%
Other income (expense), net	(272)	-2.0%		(28)	-0.2%		(244)	NM	(2)

Loss before income taxes	(18,581)	-139.5%		(10,729)	-76.4%		(7,852)	73.2%
Income tax expense (benefit)	(384)	-2.9%		11	0.1%		(395)	NM	(2)

Net loss	$(18,197)	-136.7%		$(10,740)	-76.5%		$(7,457)	69.4%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.
Net Sales
     Net sales, by business unit, are indicated as follows:

	Three Months Ended June 30,				Change
	2008	%	2007	%	$	%
Cedara:
Software and other	$2,872	21.6%	$3,253	23.2%	$(381)	-11.7%
Services and maintenance	2,657	20.0%	1,743	12.4%	914	52.4%

Total net sales	5,529	41.5%	4,996	35.6%	533	10.7%
Merge Healthcare North America
Software and other	3,218	24.2%	2,901	20.7%	317	10.9%
Services and maintenance	4,057	30.5%	5,115	36.4%	(1,058)	-20.7%

Total net sales	7,275	54.6%	8,016	57.1%	(741)	-9.2%
Merge Healthcare EMEA
Software and other	190	1.4%	539	3.8%	(349)	-64.7%
Services and maintenance	321	2.5%	485	3.5%	(164)	-33.8%

Total net sales	511	3.8%	1,024	7.3%	(513)	-50.1%

Total net sales	$13,315		$14,036		$(721)

     We have reorganized our operating business units, effective July 1, 2008. The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation have been allocated between the remaining business units of Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara). As a result, beginning with our third quarter financial statements, we will no longer separately report EMEA revenues.
     Software and Other Sales. Total software and other sales for the three months ended June 30, 2008 were $6.3 million, a decrease of $0.4 million, or 6.2%, from $6.7 million for the three months ended June 30, 2007. The decrease in software and other sales primarily results from a previous decline in bookings over a several quarter period, which reversed itself starting in the first quarter of 2008. Bookings for the three months ended June 30, 2008 were relatively constant with the three months ended June 30, 2007 and first quarter of 2008. Net sales also decreased as a result of the delay of certain product deliverables, causing a corresponding delay in revenue recognition. Net sales for our Merge Healthcare EMEA business unit decreased due to the disposal of our French subsidiary at the beginning of the three months ended June 30, 2008 as well as uncertainty regarding the status of the remaining operations of the business unit, which intentions we have now clarified.
     Service and Maintenance Sales. Total service and maintenance sales for the three months ended June 30, 2008 were $7.0 million, a decrease of $0.3 million, or 4.2%, from $7.3 million for the three months ended June 30, 2007. Service and maintenance sales recognized through our Merge Healthcare North America business unit decreased $1.1 million, while service and maintenance sales recognized through our Cedara business unit increased $0.9 million. Our Merge Healthcare North America business unit experienced decreased revenue during the three months ended June 30, 2008 resulting from the prior declining bookings trend as described above, which has adversely impacted the renewals of maintenance for certain customers. Our Cedara business unit experienced increased revenue during the three months ended June 30, 2008 resulting from customer contracts involving custom engineering, which continues to be an important strategic initiative.

Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $4.2 million for the three months ended June 30, 2008, an increase of approximately $0.6 million, or 17.2%, from $3.6 million for the three months ended June 30, 2007. Gross margin on software and other sales as a percentage of software and other sales, increased to 67.4% for the three months ended June 30, 2008 from 54.0% for the three months ended June 30, 2007. The increase in gross margin as a percentage of sales is primarily due to the fact that net sales from our Merge Healthcare North America business unit contained less hardware when compared to the three months ended June 30, 2007 as well as a decrease in amortization expense in the three months ended June 30, 2008. The decrease in amortization is primarily due to the fact that amortization for the three months ended June 30, 2007 included impairment of certain of our capitalized software projects of $0.6 million due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment, as well as a decrease in recurring amortization associated with gross acquired and capitalized software costs due to a $4.1 million impairment charge recognized during the third quarter of 2007.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales remained constant at $3.9 million for the three months ended June 30, 2008 and three months ended June 30, 2007. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, increased slightly to 55.0% for the three months ended June 30, 2008 from 53.0% for the three months ended June 30, 2007.
Sales and Marketing
     Sales and marketing expense decreased $2.3 million, or 50.3%, to approximately $2.3 million for the three months ended June 30, 2008 from $4.7 million for the three months ended June 30, 2007. As a result of our restructuring initiatives in 2008, salaries, commissions and other related expenses (including travel and entertainment) decreased by $1.2 million and share-based compensation expense decreased by $0.3 million from sales and marketing personnel terminations. In addition, we incurred $0.2 million less in direct marketing costs for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of cash saving efforts. Also, the three months ended June 30, 2007 includes $0.3 million of sales and marketing expenses related to the French subsidiary which we disposed of on April 11, 2008.
Product Research and Development
     Product research and development expense decreased approximately $1.9 million, or 35.6%, to $3.5 million for the three months ended June 30, 2008 from $5.4 million for the three months ended June 30, 2007. Decreased product research and development expenses for the three months ended June 30, 2008 were primarily attributable to a $2.0 million reduction in our on-shore and off-shore salaries and related expenses (including travel and entertainment) and a decrease of $0.3 million of share-based compensation expense as a result of our restructuring initiatives in 2008. The three months ended June 30, 2007 includes $0.2 million of product research and development expenses related to the French subsidiary which we disposed of on April 11, 2008. Partially offsetting this decrease was the fact that we did not capitalize any software development costs during the three months ended June 30, 2008 compared to $0.3 million of capitalized costs, which reduce expense in the related period, for the three months ended June 30, 2007.
General and Administrative
     General and administrative expense increased approximately $1.6 million, or 22.5%, to $8.5 million for the three months ended June 30, 2008 from $6.9 million for the three months ended June 30, 2007. Increased general and administrative expenses were primarily attributable to the $3.0 million settlement of the class action lawsuit against us and a $0.7 million increase of legal, accounting and other professional fees associated with the settlement of the class action lawsuit, prior restatement of financial statements and assistance with the pursuit of alternate funding options. We incurred $1.6 million of such legal, professional fees and accounting expenses in the three months ended June 30, 2008, exclusive of the class action lawsuit settlement amount, compared to $0.9 million in the three months ended June 30, 2007. Partially offsetting these increases were a $0.9 million reduction in our salaries and related expenses (including travel and entertainment) and share-based compensation expense decrease of $0.4 million as a result of our restructuring initiatives in 2008 and $0.2 million of general and administrative expenses for the three months ended June 30, 2007 related to the French subsidiary which we disposed of on April 11, 2008.

Tradename Impairment, Restructuring and Other Expenses
     As discussed in Note 8 to the condensed consolidated financial statements, we recorded a $7.5 million restructuring charge for the three months ended June 30, 2008 related to the initiative announced in June 2008. In addition, as discussed in Note 9 to the condensed consolidated financial statements, we recorded a $1.1 million tradename impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary during the three months ended June 30, 2008. We also recorded a $0.4 million charge during the three months ended June 30, 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant. During the three months ended June 30, 2007, we recorded a $0.2 million restructuring charge, primarily termination benefits, related to the restructuring initiative announced in November 2006.
Depreciation, Amortization and Impairment
     Depreciation, amortization and impairment expense increased approximately $0.4 million, or 41.0%, to $1.5 million for the three months ended June 30, 2008 from $1.0 million for the three months ended June 30, 2007. Increased depreciation, amortization and impairment expenses were primarily attributable to a $0.5 impairment of certain fixed assets as discussed in Note 9 to the condensed consolidated financial statements, partially offset by a decrease related to customer relationship amortization, which resulted from a decrease in gross customer relationships due to a $4.3 million impairment charge during the third quarter of 2007.
Other Income (Expense), Net
     Other income (expense), net increased by approximately $0.2 million to $0.3 million of net expense for the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The increase is primarily due to $0.2 million of interest and amortization of issuance costs and note discount associated with the $15.0 million Note issued on June 4, 2008 as discussed in Note 2 to the condensed consolidated financial statements and a $0.3 million decrease in interest income as a result of our decreased cash and cash equivalents until the completion of the financing transaction in June 2008. Partially offsetting the decrease was a $0.3 million increase in foreign currency exchange gains.
Income Tax Expense (Benefit)
     During the three months ended June 30, 2008 we recorded an income tax benefit resulting in an effective tax rate of (2.1)%. The net income tax benefit recorded during the three months ended June 30, 2008 is primarily attributable to changes in deferred taxes resulting from the impairment of indefinite lived tradenames. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the fact we have a valuation allowance for deferred tax assets that we have concluded are not more-likely-than-not to be realized. During the three months ended June 30, 2007 we recorded nominal income tax expense resulting in an effective tax rate of 0.1%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the United States and foreign jurisdictions in which we operate.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Six Months Ended June 30,						Change
	2008	%	(1)	2007	%	(1)	$	%
Net sales:
Software and other	$12,335	45.6%		$14,863	49.7%		$(2,528)	-17.0%
Services and maintenance	14,723	54.4%		15,047	50.3%		(324)	-2.2%

Total net sales	27,058	100.0%		29,910	100.0%		(2,852)	-9.5%
Cost of sales:
Software and other	2,528	20.5%		3,442	23.2%		(914)	-26.6%
Services and maintenance	6,943	47.2%		6,970	46.3%		(27)	-0.4%
Amortization and impairment	1,432	NM	(2)	2,695	NM	(2)	(1,263)	-46.9%

Total cost of sales	10,903	40.3%		13,107	43.8%		(2,204)	-16.8%

Gross margin
Software and other	8,375	67.9%	(3)	8,726	58.7%	(3)	(351)	-4.0%
Services and maintenance	7,780	52.8%		8,077	53.7%		(297)	-3.7%

Total gross margin	16,155	59.7%		16,803	56.2%		(648)	-3.9%
Operating expenses:
Sales and marketing	5,673	21.0%		9,387	31.4%		(3,714)	-39.6%
Product research and development	8,220	30.4%		10,795	36.1%		(2,575)	-23.9%
General and administrative	14,610	54.0%		14,439	48.3%		171	1.2%
Tradename impairment, restructuring and other expenses	12,067	44.6%		1,006	3.4%		11,061	NM	(2)
Depreciation, amortization and impairment	2,300	8.5%		2,036	6.8%		264	13.0%

Total operating costs and expenses	42,870	158.4%		37,663	125.9%		5,207	13.8%

Operating loss	(26,715)	-98.7%		(20,860)	-69.7%		(5,855)	28.1%
Other income, net	302	1.1%		424	1.4%		(122)	-28.8%

Loss before income taxes	(26,413)	-97.6%		(20,436)	-68.3%		(5,977)	29.2%
Income tax expense (benefit)	(384)	-1.4%		25	0.1%		(409)	NM	(2)

Net loss	$(26,029)	-96.2%		$(20,461)	-68.4%		$(5,568)	27.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.
Net Sales
     Net sales, by business unit, are indicated as follows:

	Six Months Ended June 30,				Change
	2008	%	2007	%	$	%
Cedara:
Software and other	$5,869	21.7%	$6,175	20.6%	$(306)	-5.0%
Services and maintenance	5,619	20.8%	3,602	12.0%	2,017	56.0%

Total net sales	11,488	42.5%	9,777	32.7%	1,711	17.5%
Merge Healthcare North America
Software and other	5,827	21.5%	7,674	25.7%	(1,847)	-24.1%
Services and maintenance	8,531	31.5%	10,700	35.8%	(2,169)	-20.3%

Total net sales	14,358	53.1%	18,374	61.4%	(4,016)	-21.9%
Merge Healthcare EMEA
Software and other	639	2.4%	1,014	3.4%	(375)	-37.0%
Services and maintenance	573	2.2%	745	2.5%	(172)	-23.1%

Total net sales	1,212	4.5%	1,759	5.9%	(547)	-31.1%

Total net sales	$27,058		$29,910		$(2,852)

     We have reorganized our operating business units, effective July 1, 2008. The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation have been allocated between the remaining business units of Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara). As a result, beginning with our third quarter financial statements, we will no longer separately report EMEA revenues.
     Software and Other Sales. Total software and other sales for the six months ended June 30, 2008 were $12.3 million, a decrease of approximately $2.5 million, or 17.0%, from $14.9 million for the six months ended June 30, 2007. The decrease in software and other sales primarily resulted from a $1.8 million decrease in revenue recognized on software and other sales through our Merge Healthcare North America business unit. Our Merge Healthcare North America business unit previously experienced a decline in bookings over a several quarter period, which reversed itself starting in the first quarter of 2008. Net sales also decreased as a result of the delay of certain product deliverables, causing a corresponding delay in revenue recognition. Net sales for our Merge Healthcare EMEA business unit decreased due to the disposal of our French subsidiary at the beginning of the second quarter of 2008 as well as uncertainty regarding the status of the remaining operations of the business unit, which intentions we have now clarified. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis. Although we believe that the overall reversal of our downward trend in bookings to a positive trend should continue now that we have completed the financing transaction in June 2008 and settled the class action and derivative lawsuits against us, it may take time before our customers fully react to what we believe to be significantly positive events.
     Service and Maintenance Sales. Total service and maintenance sales for the six months ended June 30, 2008 were $14.7 million, a decrease of $0.3 million, or 2.2%, from $15.0 million for the six months ended June 30, 2007. Service and maintenance sales recognized through our Merge Healthcare North America business unit decreased $2.2 million, while service and maintenance sales recognized through our Cedara business unit increased $2.0 million. Our Merge Healthcare North America business unit experienced decreased revenue during the six months ended June 30, 2008 resulting from the prior declining bookings trend as described above, which has adversely impacted the renewals of maintenance for certain customers. Our Cedara business unit experienced increased revenue during the three months ended June 30, 2008 resulting from customer contracts involving custom engineering, which continues to be an important strategic initiative.
Gross Margin
     Gross Margin – Software and Other Sales. Gross margin on software and other sales was $8.4 million for the six months ended June 30, 2008, a decrease of approximately $0.4 million, or 4.0%, from $8.7 million for the six months ended June 30, 2007. Gross margin on software and other sales as a percentage of software and other sales, increased to 67.9% for the six months ended June 30, 2008 from 58.7% for the six months ended June 30, 2007. The increase in gross margin as a percentage of sales is primarily due to the mix in sales from our business units and a decrease in amortization expense in the six months ended June 30, 2008. Sales from our Cedara business unit, which typically consist of software only contracts at higher margins, were 47.6% of software and other sales during the six months ended June 30, 2008 compared to 41.5% during the six months ended June 30, 2007. The decrease in amortization is primarily due to the fact that amortization for the three months ended June 30, 2007 included impairment of certain of our capitalized software projects of $0.6 million due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment, as well as a decrease in recurring amortization associated with gross acquired and capitalized software costs due to a $4.1 million impairment charge recognized during the third quarter of 2007. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units and modestly improve provided that the volume of software sales increases in relation to total sales.
     Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $7.8 million for the six months ended June 30, 2008, a decrease of $0.3 million, or 3.7%, from $8.1 million for the six months ended June 30, 2007. Gross margin on services and maintenance sales as a percentage of services and maintenance sales, decreased to 52.8% for the six months ended June 30, 2008 from 53.7% for the six months ended June 30, 2007. We expect our gross margin on services and maintenance sales going forward to be similar to the results for the first half of 2008.
Sales and Marketing
     Sales and marketing expense decreased $3.7 million, or 39.6%, to $5.7 million for the six months ended June 30, 2008 from $9.4 million for the six months ended June 30, 2007. As a result of ongoing cost reductions previously discussed, including the restructuring initiatives announced in 2008, salaries, commissions and other related expenses (including travel and entertainment) decreased by $2.4 million and share-based compensation expense decreased by $0.2 million. In addition, we incurred $0.3 million less in direct marketing costs for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of cash saving efforts. Also, the six months ended June 30, 2007 includes $0.3 million of sales and marketing expenses related to the French subsidiary which we disposed of on April 11, 2008. We anticipate that the quarterly sales and marketing expenses will remain relatively consistent during the remainder of 2008, when compared to the second quarter of 2008.
Product Research and Development
     Product research and development expense decreased $2.6 million, or 23.9%, to $8.2 million for the six months ended June 30, 2008 from $10.8 million for the six months ended June 30, 2007. Decreased product research and development expenses for the six months ended June 30, 2008 were primarily attributable to a $2.7 million reduction in our on-shore and off-shore salaries and related expenses (including travel and entertainment) and share-based compensation expense decrease of $0.4 million as a result of our restructuring initiatives in 2008 and $0.2 million of product research and development expenses for the six months ended June 30, 2007 related to the French subsidiary which we disposed of on April 11, 2008. Partially offsetting this decrease was the fact that we did not capitalize any software development costs during the six months ended June 30, 2008 compared to $0.7 million of capitalized costs, which reduce expense in the related period, for the three months ended June 30, 2007. We anticipate that the quarterly product research and development expenses will remain relatively consistent during the remainder of 2008, when compared to the second quarter of 2008.
General and Administrative
     General and administrative expense increased $0.2 million, or 1.2%, to $14.6 million for the six months ended June 30, 2008 from $14.4 million for the six months ended June 30, 2007. Increased general and administrative expenses were primarily attributable to the $3.0 million settlement of the class action lawsuit against us. Partially offsetting this increase were a $1.1 million reduction in our salaries and related expenses (including travel and entertainment) and share-based compensation expense decrease of $0.2 million as a result of our restructuring initiatives in 2008, $0.2 million of general and administrative expenses for the six months ended June 30, 2007 related to the French subsidiary which we disposed of on April 11, 2008 and a $0.4 million decrease of legal, accounting and other professional fees associated with the settlement of the class action lawsuit, prior restatement of financial statements and assistance with the pursuit of alternate funding options. We incurred $1.9 million of legal, professional fee and accounting expenses in the six months ended June 30, 2008 (net of a $1.1 million reimbursement from our primary directors and officers’ liability insurance carrier for legal expenses incurred in connection with the class action lawsuit against us), exclusive of the class action lawsuit settlement amount, compared to $2.3 million in the six months ended June 30, 2007. Although we expect legal expenses to continue in the third quarter of 2008 until our class action, derivative and other litigation matters are fully resolved, we also expect that our quarterly general and administrative costs will be significantly reduced during the remainder of 2008, when compared to the second quarter of 2008.
Restructuring and Other Expenses
     As discussed in Note 8 to the condensed consolidated financial statements, we recorded $8.9 million of restructuring charges for the six months ended June 30, 2008 related to an initiative announced in June 2008 and another in February 2008. In addition, as discussed in Note 9 to the condensed consolidated financial statements, we recorded a $1.1 million tradename impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary during the six months ended June 30, 2008. We also recorded a $0.4 million charge during the six months ended June 30, 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant. During the six months ended June 30, 2007, we recorded a $1.0 million restructuring charge, primarily termination benefits, related to the restructuring initiative announced in November 2006.
Depreciation, Amortization and Impairment
     Depreciation, amortization and impairment expense increased $0.3 million, or 13.0%, to $2.3 million for the six months ended June 30, 2008 from $2.0 million for the six months ended June 30, 2007. Increased depreciation, amortization and impairment expenses were primarily attributable to a $0.5 impairment of certain fixed assets as discussed in Note 9 to the condensed consolidated financial statements, partially offset by a decrease related to customer relationship amortization, which resulted from a decrease in gross customer relationships due to a $4.3 million impairment charge during the third quarter of 2007.
Other Income (Expense), Net
     Other income (expense), net decreased by approximately $0.1 million, or 28.8%, to $0.3 million of net income for the six months ended June 30, 2008 from $0.4 million of net income for the six months ended June 30, 2007. The decrease is primarily due to $0.2 million of interest and amortization of issuance costs and note discount associated with the $15.0 million Note issued on June 4, 2008 as discussed in Note 2 to the condensed consolidated financial statements and a $0.7 million decrease in interest income as a result of our decreased cash and cash equivalents until the completion of the financing transaction in June 2008. Partially offsetting the decrease was a $0.7 million increase in foreign currency exchange gains.
Income Tax Expense (Benefit)
During the six months ended June 30, 2008 we recorded an income tax benefit resulting in an effective tax rate of (1.5)%. The net income tax benefit recorded during the six months ended June 30, 2008 is primarily attributable to changes in deferred taxes resulting from the impairment of indefinite lived tradenames. Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the fact we have a valuation allowance for deferred tax assets which we have concluded are not more-likely-than-not to be realized. During the six months ended June 30, 2007, we recorded nominal income tax expense resulting in an effective tax rate of 0.1%. Our effective tax rate for the period differed significantly from the statutory rate primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and changes in tax law and regulations of the United States and foreign jurisdictions in which we operate.
Material Off Balance Sheet Arrangements
     We have no material off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
     Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of June 30, 2008, our cash and cash equivalents included money market funds and short term deposits totaling $20.7 million, and earned interest at a weighted average rate of approximately 3.1%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, as required by Rule 13a–15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described in Part II, Item 9A under “Management’s Report on Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2007, a material weakness was identified in our internal control over financial reporting relating to our accounting for income taxes.
     We anticipate that we will remediate the material weakness relating to our accounting for income taxes prior to December 31, 2008, and we do not expect to incur significant costs associated with our remediation efforts.
     Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of June 30, 2008, this material weakness continues to exist and, as a result, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes with respect to our internal control over financial reporting or in factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2008.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
     Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed the consolidated amended complaint on March 21, 2007. Defendants in the suit included us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants at such time. The consolidated amended complaint arose out of our restatement of our financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss. On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied, and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice. On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits filed against us. The agreement in principle provided for the settlement, release and dismissal of all claims asserted against Merge and the individual defendants in the litigation. In exchange, we agreed to a one time cash payment of $3,025 to the plaintiff and our primary and one of our excess Directors and Officers insurance carriers agreed to a one time cash payment of $12,975 to the plaintiff, for a total of $16,000. These costs are accrued as of June 30, 2008, as payment was contingent upon us completing a financing transaction, and were recorded as a general and administrative expense during the three and six months ended June 30, 2008. The settlement amounts were paid into escrow in July 2008. The proposed settlement was preliminarily approved on July 15, 2008 and is subject to final approval from the United States District Court for the Eastern District of Wisconsin. A final approval hearing has been set for September 5, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.
     On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, among other things, adding Mr. Noshay as a defendant. The plaintiff alleged that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox who were members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiff asked for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest. The Special Litigation Committee’s investigation is substantially complete. On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case. Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250,000. These costs were accrued for as of December 31, 2007 and were paid in July 2008. The proposed settlement was preliminarily approved on April 17, 2008 with final approval on June, 27, 2008. The defendants have steadfastly maintained that the claims raised in the litigation are without merit. As part of the settlement, there is no admission of wrongdoing or liability by the defendants.

     On April 27, 2006, we received an informal, nonpublic inquiry from the SEC requesting voluntary production of documents and other information. The inquiry principally relates to our announcement on March 17, 2006 that we would revise our results of operations for the fiscal quarters ended June 30, 2005 and September 30, 2005, as well as our investigation of allegations made in anonymous letters received by us. The SEC advised us that the inquiry should not be interpreted as an adverse reflection on any entity or individual involved, nor should it be interpreted as an indication by the SEC that any violation of the federal securities laws had occurred. On July 10, 2007, we were advised by SEC Staff that the SEC had issued a formal order of investigation in this matter. We have been cooperating and continue to cooperate fully with the SEC. At this time, however, it is not possible to predict the outcome of the investigation nor is it possible to assess its impact on our financial condition or results of operations.
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
     There are risks associated with our outstanding indebtedness – As of June 30, 2008, we had an aggregate of $15.0 million of outstanding indebtedness that will mature in 2010, and we may incur additional indebtedness in the future. Our ability to pay interest and repay the principal of our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.
     If the investors in our private placements sell their shares, which we have agreed to register under the Securities Act, the market price of our common stock may decline significantly – The shares of Common Stock issued to the investors in our June 2008 private placement have not yet been registered under the Securities Act of 1933, known as the Securities Act, but we have agreed to register the shares for public resale under certain circumstances. At the time of registration, such shares will become freely transferable without restriction under the Securities Act (but may be subject to the short-swing profit rules and other restrictions on affiliates under the Securities Exchange Act of 1934, as amended). If a large number of shares are sold into the public market, the market price of our Common Stock may decline significantly.
     Our ownership is concentrated among a small number of stockholders – Our ownership is concentrated among a small number of stockholders, including Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC (“Merrick Ventures”) and Michael W. Ferro, Jr., Chairman and CEO of Merrick Ventures, who is also Chairman of our Board of Directors. As of August 4, 2008, Mr. Ferro and his affiliates held approximately 48.6% of our outstanding Common Stock, and are thus able to exert substantial control over various corporate matters including approvals of mergers, sales of assets, issuance of capital stock and similar transactions.
     We may fail to achieve our internal financial forecasts due to inaccurate sales projections or other factors – Our net sales, and particularly our software and other sales, are difficult to forecast, and, as a result, our quarterly operating results can fluctuate substantially. We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate and execute these contracts in a timely manner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On June 4, 2008, we completed a private placement of our Common Stock pursuant to which we raised net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) through a securities purchase agreement with Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC (“Merrick Ventures”), which was entered into on May 21, 2008. Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock. The Note will bear interest at 13.0% per annum, payable quarterly. On closing of the private placement, we were required to prepay the first two interest payments totaling $1.0 million. We also incurred $2.4 million of issuance costs, including $0.8 million closing fee paid to Merrick. As a result, total proceeds from this transaction were $16.6 million.
     Of the funds received, $3.3 million has been used to pay our portion of the shareholder lawsuit settlement agreement and derivative lawsuit settlement agreement (see Note 7 of notes to condensed consolidated financial statements) in the third quarter of 2008. The remainder will be used to fund our operations, including future payments related to employee termination costs accrued as of June 30, 2008 (see Note 8 of notes to condensed consolidated financial statements).
     The private placement was made pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended. We also entered into a registration rights agreement in connection with the private placement pursuant to which we have agreed to register with the Securities and Exchange Commission for public resale the Common Stock under certain circumstances.
Item 6. Exhibits
(a)	Exhibits
See Exhibit Index.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant: MERGE HEALTHCARE INCORPORATED
August 11, 2008	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer (principal executive officer)

August 11, 2008	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer (principal financial officer and principal accounting officer)

EXHIBIT INDEX

4.1	Form of Term Note between Merge Healthcare Incorporated and Merrick RIS, LLC. (1)

4.2	Amendment to that certain Rights Agreement (the “Rights Agreement”) between Merge Healthcare Incorporated and American Stock Transfer & Trust Co., as the Rights Agent, dated September 6, 2006. (1)

4.3	Term Note, dated June 4, 2008, between Merge Healthcare Incorporated and Merrick RIS, LLC. (2)

10.1	Separation Agreement, dated April 16, 2008, by and between the Registrant and Jacques Cornet. (3)

10.2	Securities Purchase Agreement, dated May 21, 2008, by and between Merge Healthcare Incorporated, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC. (1)

10.3	Escrow Agreement, dated May 21, 2008, by and among Merge Healthcare Incorporated, Merrick RIS, LLC and SunTrust Bank, as escrow agent. (1)

10.4	Form of Registration Rights Agreement by and between Merge Healthcare Incorporated and Merrick RIS, LLC. (1)

10.5	Registration Rights Agreement, dated June 4, 2008, by and between Merge Healthcare Incorporated and Merrick RIS, LLC.(2)

10.6	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and between Merge Healthcare Incorporated, certain of its subsidiaries and Merrick RIS, LLC(4)

10.7	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008. (5)

10.8	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008. (5)

10.9	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008. (5)

10.10	Employment Letter Agreement between the Registrant and Antonia Wells entered into as of June 4, 2008. (5)

10.11	Separation Agreement between the Registrant and Kenneth D. Rardin entered into as of July 17, 2008. (6)

10.12	Separation Agreement between the Registrant and Steven R. Norton entered into as of July 17, 2008. (6)

10.13	Separation Agreement between the Registrant and Gary D. Bowers entered into as of July 20, 2008. (6)

31.1*	Certification of principal executive officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

31.2*	Certification of principal accounting officer pursuant to Rule 13a-14 (a) under the Securities Exchange Act of 1934.

32*	Certification of principal executive officer and principal accounting officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)	Incorporated by reference from the Current Report on Form 8-K filed on May 22, 2008.

(2)	Incorporated by reference from the Current Report on Form 8-K filed on June 6, 2008.

(3)	Incorporated by reference from the Current Report on Form 8-K filed on April 22, 2008.

(4)	Incorporated by reference from the Current Report on Form 8-K filed on July 7, 2008.

(5)	Incorporated by reference from the Current Report on Form 8-K filed on July 15, 2008.

(6)	Incorporated by reference from the Current Report on Form 8-K filed on July 23, 2008.

*	Filed herewith