Form 10-Q
period 2008-09-30
MERGE HEALTHCARE INC
filed 2008-11-10
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐ Non–accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of November 3, 2008:  55,777,264

INDEX

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except for share data)

	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,424	$14,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,351and $2,209 at September 30, 2008 and December 31, 2007, respectively	10,588	11,810
Inventory	913	1,754
Prepaid expenses	2,095	1,970
Deferred income taxes	458	260
Other current assets	547	771
Total current assets	29,025	30,565
Property and equipment:
Computer equipment	6,399	6,776
Office equipment	1,958	2,270
Leasehold improvements	1,240	2,000
	9,597	11,046
Less accumulated depreciation	7,346	6,415
Net property and equipment	2,251	4,631
Purchased and developed software, net of accumulated amortization of $12,626 and $10,452 at September 30, 2008 and December 31, 2007, respectively	6,758	8,932
Customer relationships, net of accumulated amortization of $1,022 and $259 at September 30, 2008 and December 31, 2007, respectively	2,528	3,291
Trade names	-	1,060
Deferred income taxes	4,600	4,585
Investments	7,309	8,156
Other assets	1,062	415
Total assets	$53,533	$61,635
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,010	$7,114
Accrued wages	2,675	2,621
Restructuring accrual	1,593	131
Other accrued liabilities	2,454	2,920
Deferred revenue	14,790	16,901
Total current liabilities	25,522	29,687
Note payable	14,104	-
Deferred income taxes	85	257
Deferred revenue	1,015	1,787
Income taxes payable	5,577	5,338
Other	371	161
Total liabilities	46,674	37,230
Shareholders' equity:
Preferred stock, $0.01 par value: 2,999,997 shares authorized; zero shares issued and Outstanding at September 30, 2008 and December 31, 2007	-	-
Series A Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Series 3 Special Voting Preferred Stock, no par value: one share authorized; one share issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 55,245,858 shares and 32,237,700 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	552	322
Common stock subscribed, 35,209 shares and zero shares at September 30, 2008 and December 31, 2007, respectively	34	-
Additional paid-in capital	464,727	456,371
Accumulated deficit	(460,559)	(434,958)
Accumulated other comprehensive income	2,105	2,670
Total shareholders' equity	6,859	24,405
Total liabilities and shareholders' equity	$53,533	$61,635

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales:
Software and other	$7,398	$6,927	$19,733	$21,790
Services and maintenance	7,218	7,127	21,941	22,174
Total net sales	14,616	14,054	41,674	43,964
Cost of sales:
Software and other	1,314	1,576	3,842	5,018
Services and maintenance	2,528	3,571	9,471	10,541
Amortization and impairment	742	5,142	2,174	7,837
Total cost of sales	4,584	10,289	15,487	23,396
Gross margin	10,032	3,765	26,187	20,568
Operating costs and expenses:
Sales and marketing	1,824	4,463	7,497	13,850
Product research and development	2,931	5,294	11,151	16,089
General and administrative	3,483	7,454	18,093	21,893
Goodwill and tradename impairment, restructuring and other expenses	(205)	123,134	11,862	124,140
Depreciation, amortization and impairment	654	5,338	2,954	7,374
Total operating costs and expenses	8,687	145,683	51,557	183,346
Operating income (loss)	1,345	(141,918)	(25,370)	(162,778)
Other income (expense):
Interest expense	(751)	4	(994)	(59)
Interest income	68	286	218	1,088
Other, net	35	(212)	430	(527)
Total other income (expense)	(648)	78	(346)	502
Income (loss) before income taxes	697	(141,840)	(25,716)	(162,276)
Income tax expense (benefit)	269	(286)	(115)	(261)
Net income (loss)	$428	$(141,554)	$(25,601)	$(162,015)
Net income (loss) per share - basic	$0.01	$(4.17)	$(0.59)	$(4.78)
Weighted average number of common shares outstanding - basic	56,171,905	33,926,092	43,496,189	33,909,065

Net income (loss) per share - diluted	$0.01	$(4.17)	$(0.59)	$(4.78)
Weighted average number of common shares outstanding - diluted	56,859,379	33,926,092	43,496,189	33,909,065

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(25,601)	$(162,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	5,128	15,211
Share-based compensation	3,836	3,889
Loss on disposal of subsidiaries	1,665	-
Amortization of note payable issuance costs & discount	336	-
Goodwill and tradename impairment	1,060	123,171
Provision for doubtful accounts receivable and sales returns, net of recoveries	267	578
Deferred income taxes	(384)	(95)
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	868	2,259
Inventory	841	(169)
Prepaid expenses	(683)	(432)
Accounts payable	(3,035)	(1,527)
Accrued wages	52	(1,035)
Restructuring accrual	1,461	-
Deferred revenue	(2,883)	(588)
Other accrued liabilities	(196)	(780)
Other	231	6
Net cash used in operating activities	(17,037)	(21,527)
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(503)	(2,109)
Proceeds from sale of subsidiary	413	-
Capitalized software development	-	(828)
Net cash used in investing activities	(90)	(2,937)
Cash flows from financing activities:
Proceeds from issuance of term note, net of non-cash discount of $510	14,490	-
Proceeds from issuance of Common Stock	5,479	-
Note and stock issuance costs paid	(2,386)	-
Proceeds from exercise of stock options and employee stock purchase plan	63	215
Repurchase of Common Stock	(47)	-
Dividends paid	(57)	-
Net cash provided by financing activities	17,542	215
Effect of exchange rates on cash and cash equivalents	9	-
Net increase (decrease) in cash and cash equivalents	424	(24,249)
Cash and cash equivalents, beginning of period	14,000	45,945
Cash and cash equivalents, end of period	$14,424	$21,696

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$975	$-
Cash paid for income taxes, net of refunds	$17	$257

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2007	1	$-	-	$-	32,237,700	$322	$456,371	$(434,958)	$2,670	$24,405
Exchange of exchangeable share rights into Common Stock	-	-	-	-	657,545	7	(7)	-	-	-
Issuance of Common Stock	-	-	-	-	21,085,715	211	4,614	-	-	4,825
Stock issued under ESPP	-	-	35,209	34	26,613	-	29	-	-	63
Vesting of restricted stock	-	-	-	-	1,238,285	12	(12)	-	-	-
Share–based compensation expense	-	-	-	-	-	-	3,836	-	-	3,836
Stock dividend	-	-	-	-	-	-	(57)	-	-	(57)
Treasury stock repurchase and retirement	-	-	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	-	(25,601)	-	(25,601)
Other comprehensive loss	-	-	-	-	-	-	-	-	(565)	(565)
Balance at September 30, 2008	1	$-	35,209	$34	55,245,858	$552	$464,727	$(460,559)	$2,105	$6,859

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$428	$(141,554)	$(25,601)	$(162,015)
Translation adjustment, net of income taxes	-	(99)	283	(113)
Unrealized gain (loss) on marketable securities, net of income taxes	(368)	(17)	(848)	450
Comprehensive net income (loss)	$60	$(141,670)	$(26,166)	$(161,678)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

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

Liquidity

Prior to the three months ended September 30, 2008, we suffered recurring losses from operations and negative cash flows. We completed a financing transaction during the second quarter of 2008 for net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) as discussed in Note 2.  We have also paid significant lawsuit settlement costs (see Note 7) and employee termination benefits (see Note 8). Although we believe the remaining financing funds and operational initiatives that we have undertaken as discussed in Notes 8, 9 and 11 are sufficient, these activities alone may not be adequate to fund our future business and strategic objectives.  Based on these circumstances and the current economic environment, management may or may not conclude in our Annual Report on Form 10-K that there exists substantial doubt about our ability to continue as a going concern.

Principles of Consolidation

We have prepared our accompanying unaudited condensed consolidated financial statements on the basis that we will continue as a going concern and, therefore, no corresponding adjustments have been made to our assets or liabilities.

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any future period.

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made. Actual results could differ materially from those estimates.

Reclassifications

Where appropriate, certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.  Specifically, we are separately displaying our accrued restructuring charges in the condensed consolidated balance sheet.  In addition, we are separately displaying the changes in other accrued liabilities, accounts payable and accrued restructuring charges in the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007.  In addition, we have reclassified the change in customer deposits during the nine months ended September 30, 2007 in the condensed consolidated statement of cash flows from deferred revenue to other accrued liabilities.

(2)	Financing Transaction with Related Party

On June 4, 2008, we completed a private placement of our Common Stock pursuant to which we raised net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) through a securities purchase agreement with Merrick RIS, LLC ("Merrick"), an affiliate of Merrick Ventures, LLC ("Merrick Ventures"), which was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock.  The Note bears interest at 13.0% per annum, payable quarterly in arrears.  On closing of the private placement, we were required to prepay the first two interest payments totaling $975.  We also incurred $2,386 of issuance costs, including a $750 closing fee paid to Merrick.

Index

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

Merrick may require us to redeem the Note in full if a change of control occurs. If the change of control results in the payment of consideration to our shareholders equal to or exceeding $1.75 per share, the redemption price of the Note shall be at par.  If such consideration is less than $1.75 per share, the redemption price shall be 120% of par if the change of control occurs within one year of the closing date, or 118% of par if the change of control occurs anytime thereafter.  In addition, upon an event of default, as defined in the Note, the interest rate will increase to 18.5% and Merrick will have the right to require us to redeem the Note at 120% of its principal amount.  All payments due to Merrick upon redemption shall be in addition to all accrued but unpaid interest and accrued but unpaid late charges relating thereto.  The Note may also be voluntarily prepaid at 120% of par at any time.

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, the change of control and default provisions are considered put options which are derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately.  The fair value of these options is recorded as long-term liabilities and changes in the fair value of these liabilities will be recorded in the condensed consolidated statement of operations.

The fair values of the equity, Note and put options were determined utilizing the assistance of independent valuation specialists.  The fair value of the two put options is $31 as of September 30, 2008.  The proceeds of $20,000 were reduced by the value of the put options and remaining amount was allocated to the equity and Note based on the relative fair value of each instrument.  In addition, the transaction costs of $2,386 were allocated to the equity and Note using the same relative fair value allocation.  The closing fees due Merrick were treated as a reduction of proceeds, and as such, a portion of the closing fees was included as a discount on the Note.

We recorded a note payable of $13,945 and equity of $4,825 (net of related issuance costs of $654) upon completion of the financing transaction.  The note discount of $1,055 (of which $545 relates to closing fees due Merrick) and financing costs of $1,187 (which were recorded as a long-term asset) are being amortized using the effective interest method at a rate of approximately 21.13% over the term of the Note.  During the three and nine month periods ended September 30, 2008, we recorded interest expense of $750 and $986, respectively, including amortization of financing costs of $139 and $178, respectively, and amortization of note discount of $123 and $158, respectively.  As of September 30, 2008, there was no change in the value of the put option liabilities.

The private placement was made pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.  We also entered into a registration rights agreement in connection with the private placement pursuant to which we have agreed to register the Common Stock with the Securities and Exchange Commission for public resale under certain circumstances.

In connection with the private placement, Merrick was entitled to designate five individuals to replace five of the eleven then current directors on our Board of Directors, which occurred on the closing of the private placement. We also agreed that Merrick will continue to have the right to designate five individuals to be nominated for election to the Board of Directors in the future, subject to reduction of such designated individuals upon a decrease in Merrick’s ownership percentage.  In June 2008, the Board of Directors granted approval to Merrick and its affiliates, including Michael W. Ferro, Jr., Chairman and CEO of Merrick Ventures, who is also Chairman of our Board of Directors, to purchase up to 49.9% of our Common Stock.  As of September 30, 2008, Merrick and its affiliates owned approximately 48.5% of our Common Stock.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

(3)	Intangible Assets Subject to Amortization

Our intangible assets, other than capitalized software development costs, subject to amortization are summarized as of September 30, 2008 as follows:

	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	2.6	$12,571	$(7,107)
Customer relationships	2.6	3,550	(1,022)
Total		$16,121	$(8,129)

Purchased software amortization expense, which is being recorded ratably over the life of the related intangible asset in the amortization and impairment classification of cost of sales, was $529 and $1,905 during the three months ended September 30, 2008 and 2007, respectively, and $1,589 and $3,411 during the nine months ended September 30, 2008 and 2007, respectively.  Included within the expense for the three months and nine months ended September 30, 2007 is a purchased software impairment charge of $1,091 as a result of our net realizable value analysis associated with certain product lines and a complete impairment of patents of $133.  Customer relationships amortization expense, which is being recorded ratably over the life of the related intangible asset in the depreciation, amortization and impairment expense classification of operating costs and expenses, was $245 and $4,821 during the three months ended September 30, 2008 and 2007, respectively, and $763 and $5,961 during the nine months ended September 30, 2008 and 2007, respectively.  Included within the customer intangible expense for the three and nine months ended September 30, 2007 is an impairment charge of $4,252.

Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the remaining 3 months of the year ended:	2008	$766
For the year ended December 31:	2009	3,066
	2010	2,940
	2011	1,220
	2012	-

As of September 30, 2008, we had gross capitalized software development costs of $6,813 and accumulated amortization of $5,519.  The weighted average remaining amortization period of capitalized software development costs was 1.4 years as of September 30, 2008.  We did not capitalize any software development costs during the three and nine months ended September 30, 2008.  During the three and nine months ended September 30, 2007, we capitalized software development costs of $115 and $844, respectively.  Capitalized software development amortization expense was $213 and $3,237 during the three months ended September 30, 2008 and 2007, respectively, and $585 and $4,426 during the nine months ended September 30, 2008 and 2007, respectively, and was recorded in the amortization and impairment classification of cost of sales.  This expense included the impairment of certain of our capitalized software projects of $2,914 and $3,470 during the three and nine months ended September 30, 2007, due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment.

(4)	Earnings Per Share

Basic and diluted net earnings or loss per share is computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share includes the potential dilution that could occur based on the exercise of stock options and restricted stock awards, except for stock options with an exercise price of more than the average market price of our Common Stock as such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$428	$(141,554)	$(25,601)	$(162,015)
Denominator:
Weighted average number of shares of Common Stock outstanding – basic	56,171,905	33,926,092	43,496,189	33,909,065
Effect of stock options	65,883	-	-	-
Effect of restricted stock	621,591	-	-	-
Denominator for net income (loss) per share - diluted	56,859,379	33,926,092	43,496,189	33,909,065
Net income (loss) per share - basic	$0.01	$(4.17)	$(0.59)	$(4.78)
Net income (loss) per share - diluted	$0.01	$(4.17)	$(0.59)	$(4.78)

The weighted average number of shares of Common Stock outstanding used to calculate basic net earnings or loss per share includes exchangeable share equivalent securities traded on the Toronto Stock Exchange of 1,563,667 and 1,688,924 for the three months ended September 30, 2008 and 2007, respectively, and 1,646,285 and 2,515,680 for the nine months ended September 30, 2008 and 2007, respectively.

As a result of the loss during the three months ended September 30, 2007, incremental shares from the assumed conversion of employee stock options totaling 45,606 have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss during the nine months ended September 30, 2008 and 2007, incremental shares from the assumed conversion of employee stock options totaling zero and 53,702, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss during the nine months ended September 30, 2008 incremental shares, based on the assumption that unvested restricted stock awards totaling 1,290,434 will fully vest, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti–dilutive.  We did not grant any restricted stock awards prior to the fourth quarter of 2007.

For the three months ended September 30, 2008 and 2007, options to purchase 3,587,830 and 3,328,927 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.  For the nine months ended September 30, 2008 and 2007, options to purchase 3,630,466 and 3,183,927 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not included in the above calculations of net loss per share.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

(5)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment, recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$4	$112	$70	$340
Sales and marketing	(19)	328	363	923
Product research and development	72	298	304	914
General and administrative	245	607	1,129	1,712
Goodwill and tradename impairment, restructuring and other expenses	-	-	1,970	-
Total	302	1,345	3,836	3,889
Tax benefit	-	-	-	-
Share-based compensation expense, net of tax	$302	$1,345	$3,836	$3,889
Decrease (increase) in basic income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.11)
Decrease (increase) in diluted income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.11)

The difference between the amounts recorded as share-based compensation expense in the statements of operations and the amounts of share-based compensation recorded as additional paid-in capital during the three months ended September 30, 2008 and 2007 of zero and $5, respectively, and zero and $14 during the nine months ended September 30, 2008 and 2007, respectively, were attributed to share-based compensation incurred by product research and development personnel who worked on capitalizable software development projects during these periods.

The $1,970 of expense recorded during the nine months ended September 30, 2008 relates to the acceleration of certain stock options and restricted stock for certain former officers as outlined in the respective individual’s employment agreement or restricted stock purchase agreement.  In addition, these individuals, as of their respective separation dates, agreed to voluntarily forfeit any unexercised vested stock options.

Stock option activity for the nine months ended September 30, 2008 was as follows:

Number of
Options
Options outstanding, December 31, 2007	4,081,060
Options granted	2,550,000
Options exercised	-
Options forfeited and expired	(2,000,594)
Options outstanding, September 30, 2008	4,630,466

Options exercisable, September 30, 2008	1,466,906

Restricted stock award activity for the nine months ended September 30, 2008 was as follows:

Number of
Shares
Restricted stock outstanding, December 31, 2007	1,699,995
Restricted stock granted	92,500
Restricted stock exercises	(1,282,498)
Restricted stock forfeited	(30,000)
Restricted stock outstanding, September 30, 2008	479,997

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

As of September 30, 2008, there is approximately $3,555 of unrecognized compensation cost that may be recognized in future periods related to share-based compensation.

(6)	Income Taxes

We record income tax expense on an interim basis under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109, Accounting for Income Taxes.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate includes the effect of a valuation allowance expected to be necessary at the end of the year for deferred tax assets related to originating deductible temporary differences and carry forwards during the year.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if tax ownership changes occur.  We are evaluating ownership changes during the current year to determine any further limitations.  There was no material change in unrecognized tax benefits during the nine month period ending September 30, 2008, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

(7)	Commitments and Contingencies

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed a consolidated amended complaint on March 21, 2007. Defendants in the suit included us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants at the time. The consolidated amended complaint arose out of our restatement of financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss.  On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied, and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice.  On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits filed against us. The agreement in principle provided for the settlement, release and dismissal of all claims asserted against Merge Healthcare and the individual defendants in the litigation. In exchange, we agreed to a one time cash payment of $3,025 to the plaintiff and our primary and one of our excess directors and officers insurance carriers agreed to a one time cash payment of $12,975 to the plaintiff, for a total payment of $16,000.  These costs were accrued as of June 30, 2008, as payment was contingent upon completion of a financing transaction, and were recorded as a general and administrative expense.  The settlement amounts were paid into escrow in July 2008.  The proposed settlement was preliminarily approved on July 15, 2008 and is subject to final approval from the United States District Court for the Eastern District of Wisconsin on November 10, 2008.  The defendants have steadfastly maintained that the claims raised in the litigation are without merit.  There was no admission of wrongdoing or liability by the defendants in the settlement.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, adding Mr. Noshay as a defendant. The plaintiff alleged that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox, members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiff asked for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest.  On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case.  Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250.  These costs were accrued as of December 31, 2007 and were paid in July 2008.  The proposed settlement was preliminarily approved on April 17, 2008 with final approval on June, 27, 2008.  As a result of this settlement, the Special Litigation Committee was dissolved by the Board of Directors on August 19, 2008.  The defendants have steadfastly maintained that the claims raised in the litigation are without merit.  There was no admission of wrongdoing or liability by the defendants in the settlement.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

In March 2008, we received $1,050 from our primary directors and officers liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge Healthcare and some of its current and former directors and officers.  This reimbursement was recorded as a credit to general and administrative expense.  We do not anticipate that additional funds will be collected from the insurance carriers related to these defense costs.

On April 27, 2006, Merge Healthcare received an informal, non-public inquiry from the Securities and Exchange Commission (“SEC”) requesting voluntary production of documents and other information.  The inquiry principally related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.  On July 10, 2007, SEC Staff advised us that the SEC had issued a formal order of investigation in this matter.  Merge Healthcare is cooperating fully with the SEC.  The SEC Staff has informed Merge Healthcare that the Staff is considering recommending an injunctive or cease and desist order against Merge Healthcare prohibiting violations of the reporting, record-keeping, and internal control provisions under the Securities Exchange Act of 1934.  The Staff did not inform Merge Healthcare that it is considering recommending any monetary sanctions against Merge Healthcare.  However, the matter has not yet been finally resolved, and, until such final resolution, Merge Healthcare will continue to incur expenses, including legal fees and other costs, in connection with the SEC’s investigation.

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

During 2008 we completed two separate restructuring and reorganization initiatives.

First Quarter 2008 Initiative

On February 14, 2008, we announced a reduction in our worldwide headcount, including consultants, by approximately 160 individuals with the majority of those reductions having been completed on or before the announcement.  This restructuring plan was designed to better align our costs with our anticipated revenues going forward and included personnel terminations from all parts of the organization.  We recognized restructuring related charges in our condensed consolidated financial statements of $1,413, consisting of $1,130 in severance and related employee termination costs and $283 in contract exit costs, primarily consisting of future lease payments on our Burlington, Massachusetts leased office, which we completely vacated during the first quarter of 2008.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

Second Quarter 2008 Initiative

On June 4, 2008, we announced a change in executive management, reorganization of our operating business units and reduction in headcount by approximately 60 individuals.  This restructuring plan was designed primarily to align our corporate costs and infrastructure with the size of the organization as well as to align business unit costs with our anticipated revenues going forward.  We recognized restructuring related charges in our condensed consolidated financial statements of $7,330, consisting of $4,544 in severance and related employee termination costs, $1,970 of share-based compensation expense associated with the accelerated vesting of stock options and restricted stock for certain former officers and $816 in contract exit costs.  The severance costs are primarily related to payments to former officers.  The contract exit costs primarily consist of future lease payments on the Alpharetta, Georgia office, which we completely vacated as of September 30, 2008 and our Mississauga, Ontario office, of which we abandoned a portion of the 60,000 square feet of leased space during the second quarter of 2008.  See Note 5 for further discussion of share-based compensation expense related to certain executive terminations.

The following table illustrates our restructuring activity during the nine months ended September 30, 2008:

	Employee Termination Costs	Contract Exit Costs	Total
Fourth Quarter 2006 Initiative
Balance at December 31, 2007	$131	$-	$131
Charges to expense	-	-	-
Payments	(131)	-	(131)
Balance at September 30, 2008	-	-	-
First Quarter 2008 Initiative
Balance at December 31, 2007	-	-	-
Charges to expense	1,130	283	1,413
Payments	(1,085)	-	(1,085)
Balance at September 30, 2008	45	283	328
Second Quarter 2008 Initiative
Balance at December 31, 2007	-	-	-
Charges to expense	4,544	816	5,360
Payments	(3,722)	(227)	(3,949)
Foreign currency exhange rate effects	(29)	(26)	(55)
Balance at September 30, 2008	$793	$563	$1,356
Total Balance at September 30, 2008	$838	$846	$1,684

As of September 30, 2008, $1,593 of the remaining balance for restructuring costs was recorded in the restructuring accrual in current liabilities, and $91 related to the long term portion of the remaining Alpharetta, Georgia lease obligation was recorded in other long term liabilities on the condensed consolidated balance sheet.

(9)	Tradenames and Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we review indefinite-lived intangible assets for impairment annually, as of December 31.  In addition, we test an intangible asset or group for impairment between annual tests whenever events or changes in circumstances indicate that we may not be able to recover the asset’s carrying amount.

During the three months ended September 30, 2007, we concluded that all of our goodwill was impaired, and recorded an impairment charge of $122,371.  Also, we concluded that certain trade names associated with our Cedara Software Corp. business transaction had been impaired, and recorded an $800 charge within goodwill and tradename impairment, restructuring and other expenses.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

On April 11, 2008, we signed an agreement to divest our French subsidiary, Merge Healthcare France SARL, to the local management team for no cash proceeds to us.  A loss on the disposition of the French subsidiary of $1,713 was recognized in the condensed consolidated statement of operations in tradename impairment, restructuring and other expense in second quarter of 2008.  The majority of this estimated loss did not require additional cash outlay subsequent to September 30, 2008.  This transaction did not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal under SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets (“SFAS No. 144”).

On June 4, 2008, we announced that we would rename our business units.  Merge Healthcare North America was renamed Merge Fusion and Cedara (our business unit located in Mississauga, Ontario) was renamed Merge OEM. As a result of this action the Cedara tradename had been impaired.  We recorded a charge of $1,060 during the second quarter of 2008 in tradename impairment, restructuring and other expense within our condensed consolidated statement of operations.

On August 29, 2008, we sold our Cedara Software Services (India) Private Limited subsidiary (“CSSI”) located in India for $700.  Included in the sale were fixed assets with a gross value of $506, and accumulated depreciation of $90 as of August 29, 2008.  We received cash of $499 (net of fees) at sale, with the remaining $200 placed in escrow for one year to cover any remaining liabilities and expenses.  As of September 30, 2008, we have estimated our remaining liabilities related to the subsidiary to be $71.  In addition, we have estimated income taxes generated by the subsidiary prior to the sale and capital gains taxes payable related to the sale totaling $215 as of September 30, 2008. We have recorded net cash proceeds from the sale of $413 in our condensed consolidated statement of cash flows under the investing activities as proceeds from sale of subsidiary.  Additionally, we have recorded a gain on sale of $124 in the goodwill and tradename impairment, restructuring and other expenses line on the condensed consolidated income statement, and income tax expense of $215, for the three months and nine months ended September 30, 2008.  This transaction did not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal under SFAS No. 144.

In the three months ended September 30, 2008, we terminated all employees of our Merge Healthcare Teleradiology Services Private Limited (India) subsidiary located in India, and commenced closure of the facility.  In conjunction with the terminations, severance payments totaling $40 were paid to employees and consultants, and are reflected in the goodwill and tradename impairment, restructuring and other expenses line on the condensed consolidated income statement for the three and nine months ended September 30, 2008.

In addition, we recorded a $542 charge in depreciation, amortization and impairment within our condensed consolidated statement of operations during the second quarter of 2008 based on the fair value of certain fixed assets that were held for sale.  The assets related to the Alpharetta, Georgia office were disposed of during the three months ended September 30, 2008.  As of September 30, 2008, the remaining fixed assets held for sale had a gross value of $240 in computer equipment and related accumulated depreciation of $240.

(10)	Shareholders’ Equity

On June 12, 2008, we announced the redemption of all preferred share purchase rights outstanding as a result of our Shareholder Rights Plan, which was established in 2006.  As provided for in the plan, we redeemed the rights for $0.001 per right.  As a result, shareholders of record on June 23, 2008 received a dividend payment (in July 2008) totaling $57 and this plan is no longer in effect.

At the Annual Meeting of the Shareholders on August 19, 2008, the Shareholders approved a reincorporation via merger of Merge Healthcare (Wisconsin) into Merge Healthcare (Delaware).  We expect this to be completed during the fourth quarter of 2008.

As part of our business combination with Cedara Software Corp. in June 2005, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software Corp. and granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software Corp. exchangeable shares on a one-for-one basis.  We have the right to redeem all of the exchangeable shares at anytime after April 29, 2010 or if less than 10% of the number of exchangeable shares issued on the effective date of the business combination remain outstanding, provided that we give sixty days advance written notice.  As of September 30, 2008, there were 1,030,938 Cedara Software Corp. exchangeable shares outstanding.  We plan to provide notice of redemption to holders of Cedara Software Corp. exchangeable shares during the fourth quarter of 2008.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

In July 2008 and August 2008, a total of 44,213 shares of Common Stock were withheld from employees to satisfy tax obligations.  The shares were recorded as treasury stock at a value of $47 (market value of our Common Stock on the dates the shares were withheld).  The treasury shares were retired during the three months ended September 30, 2008.

(11)	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company.  It also requires entity–wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.  Our Chief Executive Officer has been identified as the chief operating decision maker in assessing the performance and the allocation of resources within Merge Healthcare.  Our Chief Executive Officer relies on the information derived from our financial reporting process, which includes revenue by business unit and consolidated operating results and consolidated assets.  As we do not have discrete financial information available for our business units, we operate as a single segment for reporting purposes as prescribed by SFAS No. 131.

We have reorganized our operating business units, effective July 1, 2008.  The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation have been allocated between the remaining business units of Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara).  As a result, beginning with our third quarter financial statements, we no longer separately report EMEA revenues.  In addition, we continue the process of developing systems and processes to obtain discrete financial information for each of our business units, which is intended to be used by our Chief Executive Officer.

The following tables provide revenue from our business units for the periods indicated:

	Three Months Ended September 30, 2008
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$3,175	$4,223	$7,398
Service and maintenance	4,790	2,428	7,218
Total net sales	$7,965	$6,651	$14,616

	Three Months Ended September 30, 2007
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$4,195	$2,732	$6,927
Service and maintenance	4,854	2,273	7,127
Total net sales	$9,049	$5,005	$14,054

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

	Nine Months Ended September 30, 2008
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$9,539	$10,194	$19,733
Service and maintenance	13,894	8,047	21,941
Total net sales	$23,433	$18,241	$41,674

	Nine Months Ended September 30, 2007
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$12,883	$8,907	$21,790
Service and maintenance	16,299	5,875	22,174
Total net sales	$29,182	$14,782	$43,964

(12)	Recent Accounting Pronouncements

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

In February 2008, FASB issued Staff Position FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are evaluating the impact of SFAS No. 157 as it relates to our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We expect to adopt SFAS No. 161 and its required disclosures, in our consolidated financial statements for the fiscal year beginning January 1, 2009.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  The intent of FSB 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles.  FSP 142-3 is effective for our interim and annual financial statements beginning after November 15, 2008. We do not expect the adoption of FSP 142-3 will have a material impact on our financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”).  FSP 157-3 clarified the application of SFAS No. 157.  FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have a material impact on our financial position or results of operations.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.   Forward-looking statements usually describe our expected future business and financial outlook or performance, and often contain words such as “will,” “believes,” “intends,” “anticipates,” “expects,” "plans," "seeks," and similar expressions.  Forward-looking statements, by their nature, address matters that are, to varying degrees, uncertain and subject to various known and unknown risks.  For us, particular uncertainties and risks that could cause actual results to differ materially from our forward-looking statements include: market acceptance and performance of our products and services; the impact of competitive products and pricing; possible delays in the implementation of our managed services offering; the risks and effects of our recent changes in our executive and Board leadership, including the costs and expenses related to severance payments made to departing officers; the risks and effects of our recent securities issues, including the issuance of certain senior secured notes; the past restatement of our financial statements and other actions that may be taken or required as a result of such restatement; our ability to generate sufficient cash from operations to meet future operating, financing and capital requirements, including repayment obligations with respect to our outstanding indebtedness; risks associated with our prior delays in filings with the SEC or our ability to continue to meet the listing requirements of The NASDAQ Stock Market; the costs, risks and effects of various pending legal proceedings and investigations, including the formal investigation being conducted by the Securities and Exchange Commission and the pending settlement of certain class action lawsuits; and other risk factors detailed in our filings with the Securities and Exchange Commission.  These uncertainties and risks may cause our actual future results to be materially different than those expressed in our forward-looking statements.  The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report and the audited consolidated financial statements and notes thereto appearing on our Annual Report on Form 10-K for the year ended December 31, 2007.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  We undertake no obligation to update such forward-looking statements or any of such risks, uncertainties and other factors.

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

Overview

We develop medical imaging and information management software and deliver related services.  We have reorganized our operating business units, effective July 1, 2008.  The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation, which sells to the end-user healthcare market in Europe, the Middle East and Africa, has been allocated between the Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara) business units.  Merge OEM primarily sells software products, developer toolkits and custom engineering services to Original Equipment Manufacturers and Value Added Resellers world-wide.  These customers develop, manufacture or resell medical imaging software or devices.  Merge Fusion primarily sells directly to the end-user healthcare market consisting of hospitals, imaging centers and specialty clinics located in the U.S., Canada and Europe, the Middle East and Africa and also distributes certain products through the Internet via our website.

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the increasing costs of delivering healthcare services.  In the U.S., we are focusing our Merge Fusion sales efforts on single and multi-site imaging centers that complete more than 10,000 studies per year, small-to-medium sized hospitals (fewer than 400 beds), and certain specialty clinics, such as orthopaedic practices that offer imaging services.

Index

Recent Events

The following significant events either have an impact on our financial results for the periods presented or are of note to our financial condition:

•	In July 2008, we ceased operations in our Merge Healthcare Teleradiology Services Private Limited (India) subsidiary, as disclosed in Note 9 of notes to condensed consolidated financial statements.

•	On August 29, 2008, we completed the sale of our CSSI subsidiary, as disclosed in Note 9 of notes to condensed consolidated financial statements.

•
On October 16, 2008, the NASDAQ Stock Market (“NASDAQ”) issued Alert #2008-005 which immediately suspended enforcement of the NASDAQ rules requiring a minimum $1.00 per share closing bid price as well as minimum market value of publically held shares.  The suspension will remain in effect through Friday, January 16, 2009 and as a result, NASDAQ will not take any action to delist any securities during the suspension period.

Liquidity and Capital Resources

Our cash and cash equivalents were $14.4 million at September 30, 2008, an increase of approximately $0.4 million, or 3.0%, from our balance of $14.0 million at December 31, 2007 and a decrease of approximately $6.3 million, or 30.4%, from our balance of $20.7 million at June 30, 2008.  In addition, our working capital was $3.5 million at September 30, 2008, an increase of $2.6 million from our working capital of $0.9 million at December 31, 2007 and an increase of $2.0 million from our working capital of $1.5 million at June 30, 2008.

On June 4, 2008 we received cash of $16.6 million as proceeds, net of transaction costs and prepaid interest, upon closing of a private placement transaction with Merrick RIS, LLC (“Merrick”).  Of the funds received, $3.3 million has been used to pay our portion of the shareholder lawsuit settlement and derivative lawsuit settlement (see Note 7 of notes to condensed consolidated financial statements) in the third quarter of 2008, and $3.8 million has been used to pay employee termination costs in the third quarter of 2008.  The remainder will be used to fund our operations, including future payments related to employee termination costs accrued as of September 30, 2008 (see Note 8 of notes to condensed consolidated financial statements).

Operating Cash Flows

Cash used in operating activities was $17.0 million during the nine months ended September 30, 2008, compared to $21.5 million during the nine months ended September 30, 2007.  Our negative operating cash flow during the nine months ended September 30, 2008 was primarily due to the loss from operations (excluding non-cash depreciation, amortization and impairment expense of $5.1 million, share-based compensation of $3.8 million, tradename impairment charges of $1.1 million and loss on disposal of our subsidiaries of $1.7 million), the timing of payments for legal fees and insurance recoveries in connection with the class action, derivative and other lawsuits and restructuring related payments.

We anticipate that we will pay approximately $1.7 million over the next several quarters for termination benefits and contract exit costs in connection with our restructuring initiatives.  Termination benefits and contract exit costs paid in the third quarter of 2008 were $4.0 million.

Contractual Obligations

Total outstanding commitments under our operating leases at September 30, 2008 (in thousands), were as follows:

Index

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$2,283	$1,176	$1,043	$64	$-
Note Payable	15,000	-	15,000	-	-
Total	$17,283	$1,176	$16,043	$64	$-

The above obligations do not include lease payments related to facilities that we have either ceased to use or abandoned as of September 30, 2008, as the related obligations for such facilities have been recorded as restructuring related accruals in our condensed consolidated balance sheet as of September 30, 2008.  The note payable bears interest at 13.0% per annum, payable quarterly in arrears. The note payable contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the note payable.

We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months.  However, any projections of future cash inflows and outflows are subject to uncertainty.  We have undertaken certain initiatives that we believe will increase our revenues and decrease our costs, including the reorganization during the second quarter of 2008 as previously discussed, the disposal of certain non-core subsidiaries and related operations and personnel reductions undertaken in the first and second quarters of 2008.  Although we believe the remaining financing funds and operational initiatives that we have undertaken as discussed in Notes 2, 8, 9 and 11 of the notes to condensed consolidated financial statements are sufficient, these activities alone may not be adequate to fund our future business and strategic objectives.  Based on these circumstances and the current economic environment, management may or may not conclude in our Annual Report on Form 10-K that there exists substantial doubt about our ability to continue as a going concern.

In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the low trading price of our Common Stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2008 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address our outstanding legal and regulatory proceedings, and potential merger and acquisition activities.  For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Quarterly Report on Form 10-Q.

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

Index

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties:  revenue recognition, allowance for doubtful accounts, software capitalization, other long-lived assets, intangible asset valuation, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes during the three months ended September 30, 2008 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Three Months Ended September 30,	Change
2008	%	(1)	2007	%	(1)	$	%

Net sales:
Software and other	$7,398	50.6%	$6,927	49.3%	$471	6.8%
Services and maintenance	7,218	49.4%	7,127	50.7%	91	1.3%
Total net sales	14,616	100.0%	14,054	100.0%	562	4.0%
Cost of sales:
Software and other	1,314	17.8%	1,576	22.8%	(262)	-16.6%
Services and maintenance	2,528	35.0%	3,571	50.1%	(1,043)	-29.2%
Amortization and impairment	742	NM	(2)	5,142	NM	(2)	(4,400)	-85.6%
Total cost of sales	4,584	31.4%	10,289	73.2%	(5,705)	-55.4%
Gross margin
Software and other	5,342	72.2	% (3)	209	3.0	% (3)	5,133	NM	(2)
Services and maintenance	4,690	65.0%	3,556	49.9%	1,134	31.9%
Total gross margin	10,032	68.6%	3,765	26.8%	6,267	166.5%
Operating expenses:
Sales and marketing	1,824	12.5%	4,463	31.8%	(2,639)	-59.1%
Product research and development	2,931	20.1%	5,294	37.7%	(2,363)	-44.6%
General and administrative	3,483	23.8%	7,454	53.0%	(3,971)	-53.3%
Goodwill and tradename impairment, restructuring and other expenses	(205)	-1.4%	123,134	NM	(2)	(123,339)	-100.2%
Depreciation, amortization and impairment	654	4.5%	5,338	38.0%	(4,684)	-87.7%
Total operating costs and expenses	8,687	59.4%	145,683	NM	(2)	(136,996)	-94.0%
Operating income (loss)	1,345	9.2%	(141,918)	NM	(2)	143,263	-100.9%
Other income (expense), net	(648)	-4.4%	78	0.6%	(726)	NM	(2)
Income (loss) before income taxes	697	4.8%	(141,840)	NM	(2)	142,537	-100.5%
Income tax expense (benefit)	269	1.8%	(286)	-2.0%	555	-194.1%
Net income (loss)	$428	2.9%	$(141,554)	NM	(2)	$141,982	-100.3%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Index

Net Sales

Net sales, by business unit, are indicated as follows:

	Three Months Ended September 30,				Change
	2008	%	2007	%	$	%
Merge OEM
Software and other	$4,223	28.9%	$2,732	19.4%	$1,491	54.6%
Services and maintenance	2,428	16.6%	2,273	16.2%	155	6.8%
Total net sales	6,651	45.5%	5,005	35.6%	1,646	32.9%
Merge Fusion
Software and other	3,175	21.7%	4,195	29.8%	(1,020)	-24.3%
Services and maintenance	4,790	32.8%	4,854	34.5%	(64)	-1.3%
Total net sales	7,965	54.5%	9,049	64.4%	(1,084)	-12.0%
Total net sales	$14,616		$14,054		$562

We have reorganized our operating business units, effective July 1, 2008.  The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation have been allocated between the remaining business units of Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara).  As a result, we no longer separately report EMEA revenues.

Software and Other Sales. Total software and other sales for the three months ended September 30, 2008 were $7.4 million, an increase of $0.5 million, or 6.8%, from $6.9 million for the three months ended September 30, 2007.  The increase in software and other sales results from an increase in OEM sales of $1.5 million, primarily due to recognition of software revenue upon delivery of, or relief from delivery of, certain products or services associated with contracts signed in prior periods.  This is offset by a decrease in Fusion sales of $1.0 million, as a result of revenue recognition on two large projects in the three months ended September 30, 2007, compared to one large project in the three months ended September 30, 2008.

Service and Maintenance Sales. Total service and maintenance sales for the three months ended September 30, 2008 were $7.2 million, an increase of $0.1 million, or 1.3%, from $7.1 million for the three months ended September 30, 2007.  Service and maintenance sales recognized through our Merge OEM business unit increased $0.2 million, while service and maintenance sales recognized through our Merge Fusion business unit decreased $0.1 million.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $5.3 million for the three months ended September 30, 2008, an increase of approximately $5.1 million, from $0.2 million for the three months ended September 30, 2007.  Gross margin as a percentage of software and other sales, increased to 72.2% for the three months ended September 30, 2008 from 3.0% for the three months ended September 30, 2007.  The increase in gross margin is primarily due to a $4.1 million impairment related to our purchased and capitalized software development costs recorded in the three months ended September 30, 2007, which also resulted in a corresponding reduction in the software amortization run rate during 2008 because of the impairment, as well as cost controls that were implemented in the second quarter of 2008.  Excluding the impairment charge, the gross margin as a percentage of sales was 62.8% for the three months ended September 30, 2007.  The remainder of the increase is attributable to greater software and other sales from our OEM business unit, which generally consists of software-only contracts at higher margins.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $4.7 million for the three months ended September 30, 2008, an increase of $1.1 million, or 31.9%, from $3.6 million for the three months ended September 30, 2007.  Gross margin as a percentage of services and maintenance sales, increased to 65.0% for the three months ended September 30, 2008 from 49.9% for the three months ended September 30, 2007.  The increases are primarily due to a $0.7 million decrease in headcount-related expenses as a result of our restructuring activities, and a $0.2 million decrease in third party support costs.

Index

Sales and Marketing

Sales and marketing expense decreased $2.7 million, or 59.1%, to approximately $1.8 million for the three months ended September 30, 2008 from $4.5 million for the three months ended September 30, 2007.  As a result of our restructuring initiatives in 2008, salaries, commissions and other related expenses (including travel and entertainment) decreased by $1.8 million and share-based compensation expense decreased by $0.3 million.  In addition, we incurred $0.2 million less in direct marketing costs for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of cost containment efforts.  Also, the three months ended September 30, 2007 includes $0.3 million of sales and marketing incurred by the French subsidiary, which we disposed of on April 11, 2008.

Product Research and Development

Product research and development expense decreased approximately $2.4 million, or 44.6%, to $2.9 million for the three months ended September 30, 2008 from $5.3 million for the three months ended September 30, 2007.  Decreased expenses for the three months ended September 30, 2008 were primarily attributable to a $2.1 million reduction in salaries, related expenses (including travel and entertainment) and third party service costs, as well as a decrease of $0.2 million of share-based compensation expense, all of which were a result of our restructuring initiatives in 2008.  In addition, the three months ended September 30, 2007 included $0.2 million of product research and development expenses incurred by the French subsidiary, which we disposed of on April 11, 2008.

General and Administrative

General and administrative expense decreased approximately $4.0 million, or 53.3%, to $3.5 million for the three months ended September 30, 2008 from $7.5 million for the three months ended September 30, 2007.  Decreased expenses were primarily attributable to a $1.8 million decrease in legal, accounting and other professional fees associated with the settlement of the class action lawsuit and prior restatement of financial statements, a $1.3 million decrease in salaries and related expenses (including travel and entertainment) and a share-based compensation expense decrease of $0.4 million, all of which were a result of our restructuring initiatives in 2008.  In addition, the three months ended September 30, 2007 included $0.2 million of general and administrative expenses were incurred by the French subsidiary, which we disposed of on April 11, 2008.

Goodwill and Tradename Impairment, Restructuring and Other Expenses

We recorded a $0.2 million gain in goodwill and tradename impairment, restructuring, and other expenses for the three months ended September 30, 2008, primarily due to the $0.1 million gain on the sale of CSSI, and a $0.1 decrease in restructuring expenses due to changes in original estimates related to the initiative announced in June 2008.   As discussed in Note 9 to the condensed consolidated financial statements, during the three months ended September 30, 2007, we concluded that all of our goodwill was impaired, and recorded an impairment charge of $122.4 million, and also concluded that trade names associated with our Cedara Software Corp. business transaction were impaired, and recorded an impairment charge of $0.8 million.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased approximately $4.6 million, or 87.7%, to $0.7 million for the three months ended September 30, 2008 from $5.3 million for the three months ended September 30, 2007.  The decrease is primarily attributable to a $4.3 million impairment of customer relationships in the three months ended September 30, 2007, and $0.3 million reduction in the amortization run rate during 2008 due to the impairment.

Other Income (Expense), Net

Other income (expense), net decreased by approximately $0.7 million to $0.6 million of net expense for the three months ended September 30, 2008 compared to $0.1 million of income for the three months ended September 30, 2007.  The net expense for the three months ended September 30, 2008 is primarily due to $0.8 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million note payable issued on June 4, 2008 pursuant to the Merrick financing transaction as discussed in Note 2 to the condensed consolidated financial statements.

Index

Income Tax Expense (Benefit)

During the three months ended September 30, 2008 we recorded income tax expense resulting in an effective tax rate of 38.6%.  The net income tax expense recorded during the three months ended September 30, 2008 is primarily attributable to income taxes payable in India and capital gains taxes payable in India resulting from the sale of CSSI which we were not able to offset with either U.S. or Canadian losses.  During the three months ended September 30, 2007 we recorded an income tax benefit resulting in an effective tax rate of (0.2)%.  Our effective tax rates for the three months ended September 30, 2008 and the three months ended September 30, 2007 differ significantly from the statutory rate primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the United States and foreign jurisdictions in which we operate.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Nine Months Ended September 30,						Change
	2008	%	(1)	2007	%	(1)		$	%

Net sales:
Software and other	$19,733	47.4%		$21,790	49.6%		$(2,057)		-9.4%
Services and maintenance	21,941	52.6%		22,174	50.4%		(233)		-1.1%
Total net sales	41,674	100.0%		43,964	100.0%		(2,290)		-5.2%
Cost of sales:
Software and other	3,842	19.5%		5,018	23.0%		(1,176)		-23.4%
Services and maintenance	9,471	43.2%		10,541	47.5%		(1,070)		-10.2%
Amortization and impairment	2,174	NM	(2)	7,837	NM	(2)	(5,663)		-72.3%
Total cost of sales	15,487	37.2%		23,396	53.2%		(7,909)		-33.8%
Gross margin
Software and other	13,717	69.5%	(3)	8,935	41.0%	(3)	4,782		53.5%
Services and maintenance	12,470	56.8%		11,633	52.5%		837		7.2%
Total gross margin	26,187	62.8%		20,568	46.8%		5,619		27.3%
Operating expenses:
Sales and marketing	7,497	18.0%		13,850	31.5%		(6,353)		-45.9%
Product research and development	11,151	26.8%		16,089	36.6%		(4,938)		-30.7%
General and administrative	18,093	43.4%		21,893	49.8%		(3,800)		-17.4%
Goodwill and tradename impairment, restructuring and other expenses	11,862	28.5%		124,140	282.4%		(112,278)		-90.4%
Depreciation, amortization and impairment	2,954	7.1%		7,374	16.8%		(4,420)		-59.9%
Total operating costs and expenses	51,557	123.7%		183,346	417.0%		(131,789)		-71.9%
Operating loss	(25,370)	-60.9%		(162,778)	-370.3%		137,408		-84.4%
Other income (expense), net	(346)	-0.8%		502	1.1%		(848)		-168.9%
Loss before income taxes	(25,716)	-61.7%		(162,276)	-369.1%		136,560		-84.2%
Income tax expense (benefit)	(115)	-0.3%		(261)	-0.6%		146		-55.9%
Net loss	$(25,601)	-61.4%		$(162,015)	-368.5%		$136,414		-84.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales

Net sales, by business unit, are indicated as follows:

	Nine Months Ended September 30,				Change
	2008	%	2007	%	$	%

Merge OEM
Software and other	$10,194	24.5%	$8,907	20.3%	$1,287	14.4%
Services and maintenance	8,047	19.3%	5,875	13.4%	2,172	37.0%
Total net sales	18,241	43.8%	14,782	33.6%	3,459	23.4%
Merge Fusion
Software and other	9,539	22.9%	12,883	29.3%	(3,344)	-26.0%
Services and maintenance	13,894	33.3%	16,299	37.1%	(2,405)	-14.8%
Total net sales	23,433	56.2%	29,182	66.4%	(5,749)	-19.7%
Total net sales	$41,674		$43,964		$(2,290)

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

Software and Other Sales. Total software and other sales for the nine months ended September 30, 2008 were $19.7 million, a decrease of approximately $2.1 million, or 9.4%, from $21.8 million for the nine months ended September 30, 2007.  The decrease in software and other sales primarily resulted from a $3.3 million decrease in revenue recognized on software and other sales through our Merge Fusion business unit, offset by a $1.2 million increase in our Merge OEM software and other sales.  The increase in OEM software and other sales was primarily due to recognition of software revenue upon delivery of, or relief from delivery of, certain contract elements associated with contracts signed in prior periods.  Our Merge Fusion business net sales have decreased as a result of the delay of certain product deliverables during the first two quarters of 2008, the disposal of our French subsidiary at the beginning of the second quarter of 2008 and the previous uncertainty regarding the status of the remaining operations located in Europe, the Middle East, and Africa.  Although we believe that the financing transaction completed in June 2008 and settled class action derivative lawsuits are positive events, it may take time for our customers to fully react, especially in the current economic environment.  In addition, we anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index

Service and Maintenance Sales. Total service and maintenance sales for the nine months ended September 30, 2008 were $21.9 million, a decrease of $0.3 million, or 1.1%, from $22.2 million for the nine months ended September 30, 2007.  Service and maintenance sales recognized through our Merge Fusion business unit decreased $2.4 million, while service and maintenance sales recognized through our Merge OEM business unit increased $2.1 million.  The Merge Fusion sales decrease is a result of a decrease in services to install software products as well as a decrease in renewals of maintenance contracts for certain customers, primarily due to prior viability concerns with respect to us.  Our Merge OEM business unit experienced increased revenue during the nine months ended September 30, 2008 resulting from an increase in customer contracts involving custom engineering services.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $13.7 million for the nine months ended September 30, 2008, an increase of approximately $4.8 million, or 53.5%, from $8.9 million for the nine months ended September 30, 2007.  Gross margin as a percentage of software and other sales, increased to 69.5% for the nine months ended September 30, 2008 from 41.0% for the nine months ended September 30, 2007.  The increase in gross margin as a percentage of sales is primarily due to the mix in sales from our business units and a decrease in amortization expense in the nine months ended September 30, 2008.  Sales from our Merge OEM business unit, which typically consist of software only contracts at higher margins, were 51.7% of software and other sales during the nine months ended September 30, 2008 compared to 40.9% during the nine months ended September 30, 2007.  The decrease in amortization is primarily due to the fact that amortization for the nine months ended September 30, 2007 included impairment of certain of our acquired and capitalized software projects of $4.7 million due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment, as well as a decrease in recurring amortization associated with gross acquired and capitalized software costs in 2008 as a result of the 2007 impairment charges.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $12.5 million for the nine months ended September 30, 2008, an increase of $0.9 million, or 7.2%, from $11.6 million for the nine months ended September 30, 2007.  Gross margin as a percentage of services and maintenance sales increased to 56.8% for the nine months ended September 30, 2008 from 52.5% for the nine months ended September 30, 2007.The increase was primarily due to a $1.6 million decrease in headcount-related expenses in the Fusion business as a result of our restructuring activities, offset by a $0.6 million increase in OEM headcount-related expenses due to an increase in custom engineering projects.

Sales and Marketing

Sales and marketing expense decreased $6.4 million, or 45.9%, to $7.5 million for the nine months ended September 30, 2008 from $13.9 million for the nine months ended September 30, 2007.  As a result of ongoing cost reductions previously discussed, including the restructuring initiatives announced in 2008, salaries, commissions and other related expenses (including travel and entertainment) decreased by $4.1 million and share-based compensation expense decreased by $0.6 million.  In addition, we incurred $0.5 million less in direct marketing costs for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of cash saving efforts.  Also, the nine months ended September 30, 2007 includes $0.5 million of sales and marketing expenses incurred by the French subsidiary, which we disposed of on April 11, 2008.  We anticipate that the quarterly sales and marketing expenses will increase in the fourth quarter of 2008, as compared to the third quarter of 2008, due to increased costs associated with the RSNA trade show in the fourth quarter.

Product Research and Development

Product research and development expense decreased $4.9 million, or 30.7%, to $11.2 million for the nine months ended September 30, 2008 from $16.1 million for the nine months ended September 30, 2007.  Decreased expenses for the nine months ended September 30, 2008 were primarily attributable to a $4.6 million reduction in our off-shore and on-shore salaries and related expenses (including travel and entertainment).  As of the filing date, we do not contract with any off-shore engineering service providers.  Research and development costs also decreased due to a decrease in share-based compensation expense of $0.6 million as a result of our restructuring initiatives in 2008 and $0.5 million of product research and development expenses for the nine months ended September 30, 2007 incurred by the French subsidiary, which we disposed of on April 11, 2008.    Partially offsetting this decrease was the fact that we did not capitalize any software development costs during the nine months ended September 30, 2008 compared to $0.8 million of capitalized costs, which reduce expense in the applicable period, for the nine months ended September 30, 2007.

Index

General and Administrative

General and administrative expense decreased $3.8 million, or 17.4%, to $18.1 million for the nine months ended September 30, 2008 from $21.9 million for the nine months ended September 30, 2007.  Decreased expenses were primarily attributable to a $2.4 million reduction in our salaries and related expenses (including travel and entertainment), a share-based compensation expense decrease of $0.6 million as a result of our restructuring initiatives in 2008 and a $1.1 million reimbursement from our primary directors and officers liability insurance carrier for legal expenses incurred in connection with the class action lawsuit against us.   Also, legal, accounting and other professional fees decreased $2.4 million, due to costs associated with the settlement of the class action lawsuit and prior restatement of financial statements that were incurred in the nine months ended September 30, 2007.  Additionally, the nine months ended September 30, 2007 include $0.3 million in general and administrative expenses incurred by the French subsidiary, which we disposed of on April 11, 2008.  These decreases are offset by the $3.0 million settlement cost related to the putative class action lawsuit accrued in the second quarter of 2008.

Goodwill and Tradename Impairment, Restructuring and Other Expenses

As discussed in Note 8 to the condensed consolidated financial statements, we recorded $8.7 million of restructuring charges for the nine months ended September 30, 2008 related to the initiatives announced in February 2008 and June 2008.  In addition, as discussed in Note 9 to the condensed consolidated financial statements, we recorded a $1.1 million tradename impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary during the nine months ended September 30, 2008.  We also recorded a $0.4 million charge during the nine months ended September 30, 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant.  As discussed in Note 9 to the condensed consolidated financial statements, during the nine months ended September 30, 2007, we recorded a goodwill impairment charge of $122.4 million and a trade name impairment charge of $0.8 million.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $4.4 million, or 59.9%, to $3.0 million for the nine months ended September 30, 2008 from $7.4 million for the nine months ended September 30, 2007.  Decreased depreciation, amortization and impairment expenses were primarily attributable to a $4.3 million impairment of customer relationships during the third quarter of 2007.

Other Income (Expense), Net

Other income (expense), net decreased by approximately $0.8 million, to $0.3 million of net expense for the nine months ended September 30, 2008 from $0.5 million of net income for the nine months ended September 30, 2007.  The decrease is primarily due to $1.0 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million note payable issued on June 4, 2008 as discussed in Note 2 to the condensed consolidated financial statements and a $0.9 million decrease in interest income as a result of a decrease in the average balance of our cash and cash equivalents in 2008 compared to 2007 as well as a decrease in the yield on cash and cash equivalents.  Partially offsetting the decrease was a $0.9 million increase in the effect of foreign currency in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The nine months ended September 30, 2007 included a foreign currency exchange loss of $0.5 million whereas the nine months ended September 30, 2008 included a foreign currency exchange gain of $0.4 million.

Income Tax Expense (Benefit)

     During the nine months ended September 30, 2008 we recorded an income tax benefit resulting in an effective tax rate of (0.4)%.  The net income tax benefit recorded during the nine months ended September 30, 2008 is primarily attributable to changes in deferred taxes resulting from the impairment of indefinite lived tradenames offset by income taxes payable in India and capital gains taxes payable in India resulting from the sale of CSSI which we were not able to offset with either U.S. or Canadian losses.  Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the fact we have a valuation allowance for deferred tax assets which we have concluded are not more-likely-than-not to be realized.  During the nine months ended September 30, 2007, we recorded an income tax benefit resulting in an effective tax rate of (0.2)%.   Our effective tax rate for the period differed significantly from the statutory rate primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and changes in tax law and regulations of the United States and foreign jurisdictions in which we operate.

Index

Material Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2008, our cash and cash equivalents included money market funds and short term deposits totaling $14.4 million, and earned interest at a weighted average rate of approximately 2.6%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.1 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, Europe and India that are denominated in currencies other than the U. S. Dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures during 2007 or 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, as required by Rule 13a–15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. As described in Part II, Item 9A under “Management’s Report on Internal Control Over Financial Reporting” of our Annual Report on Form 10-K for the year ended December 31, 2007, a material weakness was identified in our internal control over financial reporting relating to our accounting for income taxes.  We anticipate that we will remediate the material weakness relating to our accounting for income taxes prior to December 31, 2008, and we do not expect to incur significant costs associated with our remediation efforts.

Based on the evaluation described above, our principal executive officer and principal financial officer have concluded that, as of September 30, 2008, this material weakness continues to exist and, as a result, our disclosure controls and procedures were not effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Index

Changes in Internal Control Over Financial Reporting

As a result of our June 2008 reorganization and effective July 1, 2008, we have made certain changes to our control environment to allow our principal executive officer and our principal financial officer to have greater visibility into and accountability for certain operational activities.  In addition, the following significant changes in our internal control over financial reporting occurred during the three months ended September 30, 2008 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	A regular review by operations personnel, in concert with finance and accounting, of expenses recorded;
•	A review of revenue recognition determination by the principal financial officer for all contracts greater than $100,000 (previously this amount was $350,000); and
•	A review by the principal financial officer of quarterly customer revenue greater than $100,000 (previously this was performed by a corporate controller).

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the United States District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006. On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel. The lead plaintiff filed a consolidated amended complaint on March 21, 2007. Defendants in the suit included us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants at the time. The consolidated amended complaint arose out of our restatement of financial statements, as well as our investigation of allegations made in anonymous letters received by us. The lawsuits allege that we and the other defendants violated Section 10 (b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended. The consolidated amended complaint seeks damages in unspecified amounts. The defendants filed motions to dismiss.  On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied, and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice.  On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits filed against us. The agreement in principle provided for the settlement, release and dismissal of all claims asserted against Merge Healthcare and the individual defendants in the litigation. In exchange, we agreed to a one time cash payment of $3,025 to the plaintiff and our primary and one of our excess directors and officers insurance carriers agreed to a one time cash payment of $12,975 to the plaintiff, for a total payment of $16,000.  These costs were accrued as of June 30, 2008, as payment was contingent upon completion of a financing transaction, and were recorded as a general and administrative expense.  The settlement amounts were paid into escrow in July 2008.  The proposed settlement was preliminarily approved on July 15, 2008 and is subject to final approval from the United States District Court for the Eastern District of Wisconsin on November 10, 2008.  The defendants have steadfastly maintained that the claims raised in the litigation are without merit.  There was no admission of wrongdoing or liability by the defendants in the settlement.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors. The plaintiff filed an amended complaint on June 26, 2007, adding Mr. Noshay as a defendant. The plaintiff alleged that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) we and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and that they misappropriated material non-public information; (d) a claim of corporate waste and gift against Directors Hajek, Barish, Reck, Dunham and Lennox, members of the Compensation Committee at the time of the restatement; and (e) claims of unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore. The plaintiff asked for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief. In response to the filing of this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims against any or all of the individual defendants would be in our best interest.  On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding providing for the settlement of all claims asserted in the case.  Under the terms of the settlement, the Board of Directors has agreed to pay fees and expenses of plaintiff’s counsel of $250.  These costs were accrued as of December 31, 2007 and were paid in July 2008.  The proposed settlement was preliminarily approved on April 17, 2008 with final approval on June, 27, 2008.  As a result of this settlement, the Special Litigation Committee was dissolved by the Board of Directors on August 19, 2008.  The defendants have steadfastly maintained that the claims raised in the litigation are without merit.  There was no admission of wrongdoing or liability by the defendants in the settlement.

In March 2008, we received $1,050 from our primary directors and officers liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge Healthcare and some of its current and former directors and officers.  This reimbursement was recorded as a credit to general and administrative expense.  We do not anticipate that additional funds will be collected from the insurance carriers related to these defense costs.

Index

On April 27, 2006, Merge Healthcare received an informal, non-public inquiry from the Securities and Exchange Commission (“SEC”) requesting voluntary production of documents and other information.  The inquiry principally related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.  On July 10, 2007, SEC Staff advised us that the SEC had issued a formal order of investigation in this matter.  Merge Healthcare is cooperating fully with the SEC.  The SEC Staff has informed Merge Healthcare that the Staff is considering recommending an injunctive or cease and desist order against Merge Healthcare prohibiting violations of the reporting, record-keeping, and internal control provisions under the Securities Exchange Act of 1934.  The Staff did not inform Merge Healthcare that it is considering recommending any monetary sanctions against Merge Healthcare.  However, the matter has not yet been finally resolved, and, until such final resolution, Merge Healthcare will continue to incur expenses, including legal fees and other costs, in connection with the SEC’s investigation.

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

There are risks associated with our outstanding indebtedness – As of September 30, 2008, we had an aggregate of $15.0 million of outstanding indebtedness that will mature in 2010, and we may incur additional indebtedness in the future. Our ability to repay the principal of our indebtedness is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt. There can be no assurance that we will be able to manage any of these risks successfully.

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

Our ownership is concentrated among a small number of stockholders – Our ownership is concentrated among a small number of stockholders, including Merrick RIS, LLC ("Merrick"), an affiliate of Merrick Ventures, LLC ("Merrick Ventures") and Michael W. Ferro, Jr., Chairman and CEO of Merrick Ventures, who is also Chairman of our Board of Directors.  As of September 30, 2008, Mr. Ferro and his affiliates held approximately 48.5% of our outstanding Common Stock, and are thus able to exert substantial control over various corporate matters including approvals of mergers, sales of assets, issuance of capital stock and similar transactions.

Index

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

An economic slowdown or recession could hurt our business -- Recent economic reports suggest that the United States and global economies are slowing, and may enter into a recession, as a result of the deterioration in the credit markets, the related financial crisis and other factors.  A downturn in the United States or global economies could hurt our business in a number of ways, including longer sales and renewal cycles, delays in signing or failing to sign customer agreements or signing customer agreements at reduced purchase levels.  Furthermore, a prolonged tightening of the credit markets could affect our access to capital.  These effects could have a material adverse effect on our revenues, financial condition and results of operations.

Fluctuations in foreign exchange rates could affect our business and financial results – Our revenues are largely denominated in United States dollars.  We have significant operations in Canada, and to a lesser extent in Europe, and those operations’ expenses are generally paid in their local currencies.  Because our consolidated financial statements are presented in United States dollars, we must translate our foreign revenues, income and expenses, as well as our foreign assets and liabilities, into United States dollars at exchange rates in effect during or at the end of each reporting period.  As a result, increases or decreases in the value of the United States dollar against other major currencies, particularly the Canadian dollar, may affect our net operating revenues, operating income and balance sheet items.  While we may, from time to time, use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations, we cannot assure you that fluctuations in foreign currency exchange rates will not materially affect our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2008, we completed a private placement of our Common Stock pursuant to which we raised net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) through a securities purchase agreement with Merrick RIS, LLC ("Merrick"), an affiliate of Merrick Ventures, LLC ("Merrick Ventures"), which was entered into on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock.  The Note will bear interest at 13.0% per annum, payable quarterly in arrears.  On closing of the private placement, we were required to prepay the first two interest payments totaling $1.0 million.  We also incurred $2.4 million of issuance costs, including $0.8 million closing fee paid to Merrick.  As a result, total proceeds from this transaction were $16.6 million.

Of the funds received, $3.3 million has been used to pay our portion of the shareholder lawsuit settlement agreement and derivative lawsuit settlement agreement (see Note 7 of notes to condensed consolidated financial statements) and $4.0 million has been used to pay employee termination costs and contract exit costs in the third quarter of 2008.  The remainder will be used to fund our operations, including future payments related to employee termination costs accrued as of September 30, 2008 (see Note 8 of notes to condensed consolidated financial statements).

The private placement was made pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.  We also entered into a registration rights agreement in connection with the private placement pursuant to which we have agreed to register with the Securities and Exchange Commission for public resale the Common Stock under certain circumstances.

Index

During the three months ended September 30, 2008, 44,213 shares of Common Stock were withheld from employees to satisfy tax obligations.  The shares were recorded as treasury stock at a value of $47 (market value of our Common Stock on the dates the shares were withheld) and were retired during the three months ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on August 19, 2008 (“Annual Meeting”).  At the time of our Annual Meeting, we had received executed forms of proxy in the same form as addressed on our behalf to the shareholders of record as of July 11, 2008, the record date for our Annual Meeting, representing 47,434,527 shares in person or by proxy.  Matters voted on and the results of such votes are as follows:

The holders of 29,088,100 shares voted FOR approval of the amendment to our 2005 Equity Incentive Plan to increase the shares of Common Stock authorized for issuance thereunder by 3,000,000 shares; the holders of 7,440,194 shares voted AGAINST such approval, and the holders of 16,562 shares ABSTAINED.

The holders of 46,528,209 shares voted FOR approval of the amendment to our Amended and Restated Articles of Incorporation (or the Certificate of Incorporation of the surviving corporation of the merger described below) allowing our Board of Directors, in its discretion at any time prior to August 19, 2009, to effect a reverse stock split of our outstanding Common Stock with an exchange ratio of either two–for–three or one–for–two; the holders of 853,217 shares voted AGAINST such approval, and the holders of 53,099 shares ABSTAINED.

The holders of 36,325,344 shares voted FOR approval of the change in our state of incorporation from Wisconsin to Delaware by approving and adopting an Agreement and Plan of Merger providing for our merger into our wholly–owned subsidiary incorporated in Delaware; the holders of 204,329 shares voted AGAINST such approval, and the holders of 53,158 shares ABSTAINED.

The holders of 47,238,953 shares voted FOR ratification of our appointment of the accounting firm BDO Seidman, LLP as our independent registered public accounting firm for 2008; the holders of 156,480 shares voted AGAINST such ratification, and the holders of 39,092 shares ABSTAINED.

Of the proxies represented at our Annual Meeting and referred to above, the following number of shares were voted FOR and WITHHELD authority for the following seven (7) individuals to serve as our Directors until the next annual meeting of the shareholders, or otherwise as provided in our bylaws:

	Votes For	Votes Against or Withheld	Result
Elect Dennis Brown to serve as Director until the next annual meeting of Shareholders	46,371,343	1,063,184	Elected

Elect Justin C. Dearborn to serve as Director until the next annual meeting of Shareholders	47,067,251	367,276	Elected

Elect Michael W. Ferro, Jr. to serve as Director until the next annual meeting of Shareholders	47,054,473	380,054	Elected

Elect Robert T. Geras to serve as Director until the next annual meeting of Shareholders	46,738,638	695,889	Elected

Elect Gregg G. Hartemayer to serve as Director until the next annual meeting of Shareholders	46,719,489	715,038	Elected

Elect Richard A. Reck to serve as Director until the next annual meeting of Shareholders	47,030,159	404,368	Elected

Elect Neele E. Stearns, Jr. to serve as Director until the next annual meeting of Shareholders	47,066,601	367,926	Elected

Index

No other business was brought before the Annual Meeting.

Item 6.	Exhibits
(a)	Exhibits

See Exhibit Index.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

November 10, 2008	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

November 10, 2008	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index

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
*Filed herewith