Form 10-K
period 2008-12-31
MERGE HEALTHCARE INC
filed 2009-03-11
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-29486
MERGE HEALTHCARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	39-1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filers”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008, based upon the closing sale price of the Common Stock on June 30, 2008, as reported on the NASDAQ Global Market, was approximately $31,859,032.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 4, 2009:  56,074,339

DOCUMENTS INCORPORATED BY REFERENCE

        Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders.

(i)

PART I

Merge Healthcare Incorporated desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) and is filing this cautionary statement in connection with the Reform Act.  This Annual Report on Form 10-K and any other written or oral statements made by us or on behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance.  Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27(a) of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative.  We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, and/or performance of achievements.  We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, our abilities to maintain the technological competitiveness of our current products, develop new products, successfully market our products, respond to competitive developments, develop and maintain partnerships with providers of complementary technologies, manage our costs and the challenges that may come with growth of our business, and attract and retain qualified sales, technical and management employees.  We are also affected by the growth and regulation of the medical technology industry, including the acceptance of enterprise-wide advanced visualization by hospitals, clinics, and universities, product clearances and approvals by the United Sates Food and Drug Administration and similar regulatory bodies outside the U.S., and reimbursement and regulatory practices by Medicare, Medicaid, and private third-party payer organizations.  We are also affected by the recent downturn in the U.S. and international economies and as such may be further impacted by the lack of credit available to our customers.  We are affected by other factors identified in our filings with the Securities and Exchange Commission, some of which are set forth in the section entitled “Item 1A Risk Factors” in this Annual Report on Form 10-K (and many of which we have discussed in prior filings).  Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our operating results.  New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 1.	BUSINESS

Overview

Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries (collectively, “Merge,” “we,” “us,” or “our”), develops medical imaging and information software solutions and delivers related services.  Our solutions are designed to automate digital imaging workflow, which transforms the tasks associated with film-based images and paper information into computerized processes.  We sell these solutions through two business units.  Merge Fusion sells directly to hospitals, imaging centers and specialty clinics located in the United States of America (“U.S.”), sells directly and through distributors outside the U.S. and also distributes certain products through the Internet via our website.  Our Merge OEM business unit primarily sells to original equipment manufacturers (“OEM”), value added resellers (“VAR”) and distributors located throughout the world.  Our principal executive offices are located at 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214-5650, and our telephone number there is (414) 977-4000.

We were founded in 1987 and specialized in the transformation of legacy radiology (film-based) images into filmless digitized images for distribution and diagnostic interpretation.  We acquired eFilm Medical, Inc. (“eFilm”) in June 2002 for its diagnostic medical image workstation software capabilities; RIS Logic, Inc. (“RIS Logic”) in July 2003 for its Radiology Information System (“RIS”) software, which manages business and clinical workflow for imaging centers; AccuImage Diagnostics Corp. in January 2005 for its advanced visualization technologies for clinical specialty medical imaging; and Cedara Software Corp. (“Cedara”) in June 2005, for its medical imaging software offerings.

~ 2 ~

In the first half of 2008, we faced significant on-going business challenges and financial instability that arose due to restatements of certain of our financial statements completed in 2007 and 2006.  Such challenges included a formal investigation conducted by the Securities and Exchange Commission (“SEC”), class action and other lawsuits, and concerns about our ability to continue as a going concern.  Also, although we continue to believe that the Deficit Reduction Act of 2005 (“DRA”) will ultimately be a catalyst for our U.S. end-user customers to move to a filmless environment, the DRA had a negative impact on our target market and our net sales in 2008.  In addition, we undertook a significant reduction in force in February of 2008, which included personnel terminations from all parts of the organization, and exited operations in France in April 2008.  We believe that these matters had an adverse affect on employee morale, certain customer relationships and our overall reputation in the market during the first half of 2008.

In June of 2008, we completed a financing agreement with Merrick RIS, LLC (“Merrick”), which brought a net $16.6 million cash investment and new executive leadership to Merge.  Beginning on June 5, 2008, the following actions commenced:

•	Operations in India were exited;

•	Our business unit in Europe (formerly known as “EMEA”), which our former management planned to sell, was retained, and portions of its operations were allocated between our two other business units;

•	The shareholder lawsuit was dismissed with prejudice in November 2008 as part of a settlement costing us $3.0 million; and

•	Our teleradiology business venture was discontinued and the technology was repurposed for our Managed Services business.

We believe that these initiatives have set us on a positive growth path as demonstrated by our return to profitability in the third and fourth quarters of 2008.  However, the recent economic downturn has created unprecedented market instability, making it difficult to predict future market trends and operating results.

Financial Information about Segments

For financial information regarding our single segment business as well as our geographic areas of operation, refer to Item 8, “Note 1 – Basis of Presentation and Significant Accounting Policies, Segment Reporting” and “Note 15 – Segment Information” of this Annual Report on Form 10-K.

Business

Our business focuses on medical imaging software, which can involve any aspect of moving medical images and their accompanying information into electronic media.  Our overall product line consists of:

•	Software development toolkits and platforms, which give software developers resources to accelerate new product development;

•	Diagnostic workstation software applications, which bring specialized reading and review tools to the clinician’s desktop;

•	RIS and related applications, which manage the business workflow of an imaging enterprise or radiology department;

•	Picture Archiving and Communication Systems (“PACS”) and related applications, which manage the image workflow of an imaging enterprise;

•	Consultative engineering, which provides customer development teams with added expertise and technology; and

•	Managed Services, which extends additional image and remote information management capabilities to our customers.

We generate revenue through licensing software and/or intellectual property, upgrading and/or renewing those licenses, ongoing service and support of the solutions, project or hourly professional services, consultative engineering fees and pay-per-study managed services.  This revenue has historically involved larger upfront fees; however, given the current economic conditions, our customers increasingly prefer more flexible pricing models.

~ 3 ~

Medical imaging is based on a standard called Digital Imaging and Communications in Medicine (“DICOM”), which ensures that any image acquired from any DICOM-compliant modality can be displayed, moved and stored within a standard set of guidelines.  For the past 20 years, we have participated in the evolution of this ever expanding and evolving standard, and our customers rely on us for the latest DICOM updates in our toolkits, as well as in other applications.  DICOM has enabled the information technology (“IT”) component of medical imaging to stay in step with clinical technology.  As a result, significant innovation has enabled medical imaging to expand from general radiology into cardiology, mammography, dentistry, endoscopy, surgery, veterinary and other medical specialties.  Our participation with multiple standards committees and continuous development of our products like our DICOM toolkits have enabled us to be a part of this innovation.  Innovation in the industry will continue, as will ongoing adoption of the technology globally.

Our technologies and expertise span all the major digital imaging modalities, including computed tomography (“CT”), magnetic resonance imaging (“MRI”), digital x-ray, mammography, ultrasound, echo-cardiology, angiography, nuclear medicine, positron emission tomography and fluoroscopy.  Our offerings are used in all aspects of clinical imaging workflow, including: the capture of a patient’s digital image; the archiving, communication and manipulation of digital images; analysis of digital images, and the use of imaging in minimally-invasive surgery.  We have continued to innovate our product lines and have extended our business into new areas of medical imaging.  Through our OEM business unit, we have participated in developing new digital imaging offerings applicable to areas such as veterinary imaging, dentistry, clinical trials and pharmaceuticals.

Our software is deployed in hospitals and clinics worldwide through our partners, our direct end-user and eCommerce channels, and is licensed by many of the world’s largest medical device and healthcare IT companies.  With global brand recognition for products such as eFilm Workstation™, a downloadable diagnostic imaging application, and MergeCOM-3 DICOM toolkits, we are able to generate a foothold in new international markets.

OEM Products, Technologies and Services

Our brand leader in the OEM business unit is our Merge-COM™ software development toolkit line of products.  These toolkits are used by modality vendors and software providers to economically accelerate the development of new imaging applications.  The toolkits are available in most major development languages and platforms and are regularly updated to meet DICOM industry standards.

As an accompaniment to toolkits, we offer a development platform that incorporates reusable software libraries.  Our Cedara Open Eyes™ (“Open Eyes”) was created to accelerate our internal development as well as that of our OEM partners.  Open Eyes includes a suite of underlying libraries, toolkits and technologies that provide specialized medical imaging capabilities including:  2D and 3D visualization; segmentation, registration and fusion; image enhancement and stitching; as well as a suite of DICOM and data access tools.  Our most recent additions to the portfolio include specialized toolkits for x-ray console automation and tumor tracking.  Open Eyes is complemented by additional tools for rapid development such as the Cedara Clinical Control Center™ for clinical application integration and Cedara I-Connect™ for acquisition console application development.

Our OEM business unit also offers specialty applications for custom finishing and distribution by imaging solutions and modality vendors.  We offer a complete Web-enabled PACS solution, Cedara I-Reach™,  as well as a number of PACS review workstations that can be configured to the requirements of our customers.  In addition, we develop image acquisition console software such as Cedara I-Acquire™ for companies that need a workstation to drive the capture of images from imaging devices such as x-ray or CT scanners.  Many of our clinical applications, such as Cedara I-Read Mammo™ (a universal breast imaging workstation designed for reading mammography, ultrasound and MRI studies) can be added by OEMs as plug-ins to their existing PACS workstations or RIS systems.  Our most recent innovations in this area include Cedara WebAccess™, a thin client web viewing application, and Cedara WebScheduler™ for vendors that need to incorporate front office capabilities into their solutions.  Cedara WebAccess serves as the basis for the Merge Mobile technology discussed below.

In addition to our software products, we provide services to our OEM customers, including engineering services, professional services and maintenance and support services.  Our engineering team provides experienced software development services to customers for the purpose of rapid development of customized software solutions.  This service leverages experienced medical imaging staff and our broad technology portfolio.  Other professional services include installation and training services.  In connection with our software, we offer annual maintenance and support services pursuant to which we provide software updates, upgrades and telephone support.

~ 4 ~

Products and Services Sold Directly to End-Users

The primary solution from our Merge Fusion business unit is Fusion RIS/PACS MX™, which automates image and information workflow from the time a patient imaging procedure is scheduled, through the procedure itself, the image reading and reporting by a radiologist, the distribution of the report and finally the generation of a bill for the exam.  This solution contains several optional modules to enhance the workflow, including a referring physician web portal, billing and business analytics.  Both the Fusion RIS™ and Fusion PACS™ can be licensed separately in a stand-alone configuration.  Fusion PACS™ contains an integrated digital mammography application, also sold as a stand-alone clinical workstation called Merge Mammo™.

We also offer a line of eCommerce products anchored by eFilm Workstation, which is one of the most widely used diagnostic workstations in the world.  eFilm Workstation has received over 100,000 downloads since 2000.  eFilm Workstation is a desktop diagnostic, image and analysis tool for viewing and interpreting medical images and is used in ways as disparate as teaching imaging, testing new imaging products, veterinary imaging, technologist review, remote reading and CD burning of images.  In 2008, we launched the Authentic eFilm Program to thwart piracy of the software, as well as a new eFilm Application Exchange Program to enhance the integration of new applications for eFilm Workstation.

We believe that our solutions are differentiated by the tight integration of all of these elements, as well as the ability to use the solutions across multiple locations.  As an expansion of our web portal technology, we announced our new Merge Mobile technology in the fourth quarter of 2008, an enabling technology that can allow images and information to be sent to mobile devices such as an iPhone™ or iTouch™.

In addition to our software products, we provide our end-user customers services such as installation, training, maintenance and support.  In connection with our software, we offer annual maintenance and support services pursuant to which we provide software updates (including minor feature enhancements and bug fixes), telephone support and other services depending on the type of support purchased.  We repurposed our teleradiology hardware components to launch a disaster recovery service offering in the fourth quarter of 2008.  Disaster Recovery is the first of our new Managed Services.  In November 2008, we added Remote Systems Monitoring to this service offering.

Markets

Our diverse business model allows Merge to deliver solutions to many different markets.  Our primary market for our Merge Fusion business is U.S. imaging practices, particularly outpatient imaging centers, specialty clinics and small hospitals.  Frost & Sullivan, a leading healthcare consulting and research firm, estimated that the U.S. Turnkey Radiology PACS market was valued at $1.2 billion in 2006 and would grow over the 7 year period between 2005 and 2012 by a compound annual growth rate (“CAGR”) of 7.0%, to reach a value of about $1.8 billion.  However, more recent reports indicate slower market growth, and such growth may be further affected by the recent downturn in overall economic conditions.  The General Accountability Office (“GAO”) reported a per-beneficiary imaging volume growth of 3.2% in 2007, as compared to 5.9% annual increases from 2000 – 2006.  Outside the U.S., growth estimates are higher for the direct market.  For example, Frost and Sullivan expect an 8.3% CAGR in PACS revenues from 2007 – 2014 in Western Europe.  With the World Health Organization estimating that two-thirds of the world’s population still lacks access to conventional x-ray equipment, the market opportunity for supporting medical and health information systems in developing countries increases as their health infrastructures evolve.

Our OEM business primarily serves vendors that sell to imaging practices throughout the world.  The OEM business unit serves a much broader market than the direct business, as OEM customers incorporate our solutions into imaging modality equipment, ancillary imaging products, specialized clinical imaging software and general health IT solutions like electronic medical records throughout the world.  Beyond the imaging practice vendors, we support software development efforts by vendors in areas such as surgical navigation, clinical trials, veterinary imaging, dental imaging and orthopedics.  We continue to seek to expand our addressable markets by exploring the use of our solutions in new markets adjacent to the historical medical imaging sector.

We believe the following market trends are important to our overall business:

•
Overall economic climate:  The global markets and economies have declined sharply over the past several months.  Our direct customers have experienced capital constraints and reduced overall IT budgets.  Our focus on demonstrating the return-on-investment of our solutions, as well as incorporating pay-per-study or monthly subscription pricing models, has partially mitigated these issues to date.  Our OEM customers have experienced slowdowns in equipment orders.  This has the potential to affect certain of our ongoing relationships; although other customers may turn to us for consulting engineering help with short term product development needs as they develop new offerings with reduced internal research and development teams.

~ 5 ~

•
Impact of ongoing government legislation:  As the largest payer for healthcare services in virtually every country, reimbursement changes by national governments have a large impact on our customers.  In the past few years, imaging has seen large negative government intervention, such as the DRA, explained below, which reduced imaging reimbursement.  However, government intervention can also be beneficial, such as when digital mammography received increased reimbursement.  We believe our customers are increasingly savvy about managing through reimbursement changes, although we continue to monitor all proposed reimbursement changes.  On a macro level, the movement of the entire U.S. healthcare industry toward a single payer or universal coverage requirement would also impact reimbursement.  The new presidency of the U.S. has moved quickly to advance healthcare legislation, passing both an expansion of the State Child Healthcare Insurance Plan (“SCHIP”) and an economic stimulus package with a significant amount dedicated to increased insurance coverage.  We believe broader healthcare reform legislation will take time to be proposed, accepted and implemented, and, therefore, would not anticipate a material adverse effect on our business in 2009.  We cannot predict the possible long-term impact of major reimbursement changes.

•
Innovation in web-based products:  Medical imaging is following the general IT trend toward more web-based, mobile access to information.  In addition, a shortage of radiologists, particularly in some subspecialties, has sparked an increase in teleradiology services.  Radiologists may read studies from several clinics and hospitals.  Referring physicians and patients are demanding quick results, which can be accomplished more efficiently by web distribution.  These drivers spark interest in web-based solutions and solution components.  We continue to dedicate significant product development to web products in both our OEM and Fusion business units.

•
Interoperability with other health IT systems and vendors:  As medical imaging has evolved, vendors, applications and multiple system components have continued to proliferate.  It is not uncommon for a radiologist to open several applications to complete the reading and reporting on a simple x-ray.  Customers are demanding solutions that help integrate components for less “desktop clutter”, or at a minimum, applications that can operate on one desktop.  On a macro level, governments are trying to achieve broader health information transfer, which dictates system interoperability.  We believe that companies that can create easily integrated applications, or applications that help integrate system components, will benefit from this trend.

Medical, Regulatory and Government Standards and Reforms

As a highly regulated and essential industry worldwide, healthcare is subject to constant political, technological, economic and regulatory change.  We believe our products help our customers deal with potential changes in industry standards and regulations.  However, we cannot predict the impact of new proposals, healthcare reforms or standards on our business, our financial condition or our results of operations.  See Item 1A, “Risk Factors” of this Annual Report on Form 10-K for a description of various industry standards and regulatory risks.

The following are examples of some of the issues, standards and regulations that we have monitored and addressed to protect our enterprise and that of our customers:

•
On February 8, 2006, President Bush signed into law the DRA.  Effective for services provided on or after January 1, 2007, the DRA lowered the technical reimbursement component for some procedures and to some providers.  As a result, according to the GAO, advanced imaging procedure reimbursement fell by $1.7 billion in 2007, despite an overall volume increase of 3.2%.  This exemplifies the impact of reimbursement changes on our end-user customers.  As a result, we have delivered new products and services that help our customers remain profitable under lower reimbursement scenarios.  Additional reductions in Medicare imaging reimbursement are being considered, and we continue to monitor them.

~ 6 ~

•
The U.S. Food and Drug Administration (“FDA”), which is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act (the “Act”), has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other health related conditions.  In 2008, the FDA issued a warning to PACS vendors about the appropriate display of mammography images.  This exemplifies a regulatory action affecting our market.  Our mammography solutions were not involved or cited, but we continue to monitor the FDA and other applicable global regulatory requirements.

Competition

The markets for our end-user products are highly competitive.  According to Frost and Sullivan, over 35 active competitors are in the North American PACS market alone, with the top six vendors generating almost 85% of the market revenues in 2005.  Many of these competitors are active in the international markets as well.  In the area of RIS and PACS workflow applications, we see competitors increasingly focused on integrating RIS and PACS solutions, as well as adding new clinical applications.  Some industry consolidation is occurring, and we believe it will continue to occur.  Our eCommerce product line also faces competitors, some of which offer their products as “freeware”.

The largest competitor to our OEM business unit generally is our OEM customers’ own internal software engineering or research and development group.  While these internal software engineering groups had been growing in recent years, several large OEMs recently announced layoffs.  Competition also continues from toolkit companies, as well as companies specializing in specific advanced imaging applications.

Our ability to compete successfully depends on a number of factors, both within and beyond our control, including: existing customer relationships; ongoing rapid product innovation; product quality and performance; price; experienced sales, marketing and service professionals and product and policy decisions announced by competitors.

Strategy

In 2008, we implemented strategic changes and reorganizations to eliminate our ongoing operational losses.  For the first five months of the year, we pursued several major strategies, including:

•	Significant investment in launching a teleradiology Pre-Read business;

•	Planned disposition of the Europe operations; and

•	Off-shore product development within the OEM business unit.

With the investment by Merrick in June of 2008 and the subsequent installation of new senior management, several of those strategies have shifted, including:

•	Closure of our Indian operations, including the Pre-Read business;

•	Retention and expansion of our European operations within our two business units;

•	Cost containment and elimination of unprofitable activities; and

•	Expansion into Managed Services.

Underlying these changes, however, Merge continues to build upon our 20-year position as an innovative medical imaging software and services provider by continuing to invest in product development and customer service.  New updates were developed for each existing product line, and several new products were introduced in 2008.  In addition, we invested in customer support tools and resources, which allowed us to maintain customer relationships despite our difficulties in the first half of the year.

We intend to continue to focus on the following general strategies:

•	International expansion through VAR and distributor relationships;

•	Ongoing innovation and intellectual property portfolio expansion;

•	Expansion of our Managed Services offerings to include hosted solutions; and

•	Continued innovation in web portal and mobile technologies.

~ 7 ~

Employees

As of December 31, 2008, we had approximately 250 employees.  We believe our restructuring activities during the first half of 2008 were made in a timely manner and have positioned us well to meet the challenges of the current economic environment.

Sales, Marketing and Distribution

We employ quota carrying sales teams at both our Fusion and OEM business units.  In addition, we have sales teams dedicated to establishing and maintaining VAR and distributor relationships outside of the U.S.  The sales teams are complimented by a staff of pre-sales engineers, lead generation personnel and marketing employees.  These teams have the benefit of tools and resources that streamline and track the sales process.  We continue to experience sales turnover at a level that we believe is near the industry average and have been able to recruit qualified replacements.

Our marketing efforts are mainly electronic, utilizing our website and our extensive email database of customers for our main communication campaigns, as well as online buyer guides and comparison charts.  In 2008, we established new web user communities for each of our eCommerce flagship products:  www.mergecom-3.com for our DICOM toolkits and http://www.merge.com/na/exchange/ as an applications exchange community for our eFilm Workstation customers.  These online communities have enhanced our ability to generate focused communication and ongoing dialogue with specific customer groups.  Beyond electronic media, we employ consistent media relations efforts for market communication.  We also have an active User Group for our Fusion business unit, which has held a multi-day meeting annually since 2004.  In addition, we participate in the major radiology and healthcare information system industry trade shows.

Intellectual Property Rights

We currently own 24 patents issued by the intellectual property offices of various jurisdictions.  We continue to expand our intellectual property portfolio and have applied for 31 additional patents in the U.S., Canada and Japan.  There can be no assurance that these patents will afford any commercial benefits.

We currently hold 17 registered trademarks in the U.S. or Canada, and have applied for 2 more trademarks, one in the U.S. and the other in Canada.  These trademarks help protect the product brand assets of Merge.

During 2008, we ended our litigation against Virtual Radiologic Corporation related to two of our teleradiology patents.

Available Information

Our website address is www.merge.com.  We offer free access to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments to those reports, as filed with or furnished to the SEC.  We do this through a direct link from the “Investor Relations” portion of our website to the SEC Internet site at www.sec.gov.  Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Also, the SEC Internet site contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Item 1 A.	RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.  Each of the risks described below could adversely impact the value or our securities.  These statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated) and we undertake no obligation to update or revise the statements in light of future developments.

~ 8 ~

Our business could be harmed by the deteriorating general economic and market conditions that lead to reduced spending on information technology products.

As our business has expanded globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  Economic growth in the U.S. and other countries slowed during the second half of calendar year 2008, which caused our customers to delay or reduce information technology purchases.  If economic conditions in the U.S. and other countries continue to deteriorate, customers may continue to delay or further reduce purchases.  This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  In addition, weakness in the end-user market could negatively affect the cash flow of our OEM and VAR customers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause a decrease in operating cash flows.  Also, if our OEM and VAR customers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end-users to purchase our product from other vendors or directly from us, our sales could decline significantly.  Any of these events would likely harm our business, results of operations and financial condition.

Continued disruption in credit markets and world-wide economic changes may adversely affect our business, financial condition, and results of operations.

Recent disruptions in the financial and credit markets may adversely affect our business and our financial results.  The tightening of credit markets may reduce the funds available to our customers to buy our products and services.  It may also result in customers extending the length of time in which they pay and may result in our having higher customer receivables with increased default rates.  General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases, even if they have cash or if credit is available to them.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

•	Acceptance of and demand for our products;

•	The extent to which we invest in new technology and product development;

•	The costs of developing new products, services or technologies;

•	The number and method of financing of acquisitions and other strategic transactions; and

•	The costs associated with the growth of our business, if any.

We intend to finance our operations and any growth of our business with existing cash and cash flow from operations.  We believe that our existing cash and anticipated cash flows from operations will be sufficient to meet our operating and capital requirements through at least the next twelve months from the date of filing of this Annual Report on Form 10-K.  If adverse global economic conditions persist or worsen, however, we could experience a decrease in cash flow from operations and may need additional financing to fund operations.  Due to the existing uncertainty in the capital markets (including debt, private equity, venture capital and traditional bank lending), access to additional debt or equity may not be available to us on acceptable terms or at all.  If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance our products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

We may experience significant fluctuations in our revenue growth rate and operating results.

We may not be able to accurately forecast our growth rate.  We base our expense levels and investment plans on sales estimates and review all estimates on a quarterly basis.  Many of our expenses and investments are fixed, and we may not be able to adjust our spending quickly enough if our sales are lower than expected.

Our revenue growth may not be sustainable, and our percentage growth rates may decrease or fluctuate significantly.  Our revenue and operating profit growth depends on the continued growth of demand for the products and services offered by us or our OEM and VAR customers, and our business is affected by general economic and business conditions worldwide.  A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

~ 9 ~

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:  demand for our software solutions and services; our sales cycle; economic cycles; the level of reimbursements to our end-user customers from government sponsored healthcare programs (principally, Medicare and Medicaid); accounting policy changes mandated by regulating entities; delays due to customers’ internal budgets and procedures for approving capital expenditures, by competing needs for other capital expenditures and the deployment of new technologies and personnel resources; our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands; our ability to fulfill orders; the introduction of competitive products and services; price decreases; changes in the usage of the Internet and eCommerce including in non-U.S. markets; timing, effectiveness and costs of expansion and changes in our systems and infrastructure; the outcomes of legal proceedings and claims; and variations in the mix of products and services that we sell.

Delays in the expected sale or installation of our software may have a significant impact on our anticipated quarterly revenues and consequently, our earnings, since a significant percentage of our expenses are relatively fixed. Additionally, we sometimes depend, in part, upon large contracts with a small number of OEM customers to meet our sales goals in any particular quarter.  Delays in the expected sale or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings, particularly because a significant percentage of our expenses are fixed.

The length of our sales and implementation cycles may adversely affect our future operating results.

We have experienced long sales and implementation cycles.  How and when to implement, replace, expand or substantially modify medical imaging management software, or to modify or add business processes, are major decisions for our end-user target market.  The sales cycle for our software ranges from six to 18 months or more from initial contact to contract execution.  Our end-user implementation cycle has generally ranged from three to nine months from contract execution to completion of implementation.  During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software.  We may not realize any revenues to offset these expenditures.  Additionally, any decision by our customers to delay or cancel purchases or the implementation of our software may adversely affect our net sales.

We have outstanding debt and may incur additional debt in the future.

On June 4, 2008, we closed a financing transaction with Merrick in which we received gross proceeds of $20.0 million from Merrick in exchange for a $15.0 million senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock.  Our ability to repay the principal of the Note and any additional indebtedness that we may incur is dependent upon our ability to manage our business operations and generate sufficient cash flows to service such debt.  There can be no assurance that we will be able to manage any of these risks successfully.

Our ownership is concentrated among a small number of stockholders.

Our ownership is concentrated among a small number of stockholders, including Merrick, an affiliate of Merrick Ventures, LLC (“Merrick Ventures”) and Michael W. Ferro, Jr., Chairman and Chief Executive Officer of Merrick Ventures, who is also Chairman of our Board of Directors.  As of December 31, 2008, Merrick held approximately 49.9% of our outstanding Common Stock, and Mr. Ferro and Merrick are thus able to exert substantial control over various corporate matters including approvals of mergers, sales of assets, issuance of capital stock and similar transactions.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

We have in the past and may in the future acquire and make investments in companies, products or technologies that we believe complement or expand our existing business and assist us in quickly bringing new products to market.  There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices.  In addition, our ability to achieve the expected returns and synergies from our past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner.  We cannot predict whether we will be successful in integrating acquired businesses or that our acquired businesses will perform at the levels we anticipate.  In addition, our past and future acquisitions may be subject us to unanticipated risks or liabilities or disrupt our operations and divert management’s attention from our day-to-day operations.

~ 10 ~

In making or attempting to make acquisitions or investments, we face a number of risks, including risks related to:

•	Identifying suitable candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms;

•	Reducing our working capital and hindering our ability to expand or maintain our business, if we make acquisitions using cash;

•	The potential distraction of our management, diversion of our resources and disruption to our business;

•	Retaining and motivating key employees of the acquired companies;

•	Managing operations that are distant from our current headquarters and operational locations;

•	Entering into geographic markets in which we have little or no prior experience;

•	Competing for acquisition opportunities with competitors that are larger than we are or have greater financial and other resources than we have;

•	Accurately forecasting the financial impact of a transaction;

•	Assuming liabilities of acquired companies, including existing or potential litigation related to the operation of the business prior to the acquisition;

•	Maintaining good relations with the customers and suppliers of the acquired company; and

•	Effectively integrating acquired companies and achieving expected synergies.

In addition, any acquired business, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects.  Moreover, from time to time, we may enter into negotiations of the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration.  This can be expensive and could cause significant diversion of managerial attention and resources.

A portion of our business relies upon a network of independent contractors and distributors whose actions could have an adverse effect on our business.

We obtain some of our critical information from independent contractors.  In addition, we rely on a network of VAR's and distributors to sell our offerings in locations where we do not maintain a sales office or sales team.  These independent contractors and distributors are not employees of Merge.  As a result, we are limited in our ability to monitor and direct their activities.  The loss of a significant number of these independent contractors or dealers could disrupt our sales, marketing and distribution efforts.  Furthermore, if any actions or business practices of these individuals or entities violate our policies or procedures or otherwise are deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions or reputation damage, any of which could adversely affect our business and we may need to terminate our relationship with them.

Our investments in technology may not be sufficient and may not result in an increase in our revenue or decrease in our operating costs.

As the technological landscape continues to evolve, it may become increasingly difficult for us to make timely, cost-effective changes to our offerings in a manner that adequately differentiates them from those of our competitors.  We cannot provide any assurance that our investments have been or will be sufficient to maintain or improve our competitive position or that the development of new or improved technologies and products by our competitors will not have a material adverse effect on our business.

~ 11 ~

We operate in competitive markets, which may adversely affect our market share and financial results.

Some of our competitors focus on sub-markets within our targeted industries, while others have significant financial and information-gathering resources with recognized brands, technological expertise and market experience.  We believe that competitors are continuously enhancing their products and services, developing new products and services and investing in technology to better serve the needs of their existing customers and to attract new customers.

We face competition in specific industries and with respect to specific offerings.  We may also face competition from organizations and businesses that have not traditionally competed with us, but that could adapt their products and services to meet the demands of our customers.  Increased competition may require us to reduce the prices of our offerings or make additional capital investments which would adversely affect our margins.  If we are unable or unwilling to do so, we may lose market share in our target markets and our financial results may be adversely affected.

We face aggressive competition in many areas of our business, and our business will be harmed if we fail to compete effectively.

The markets for medical imaging solutions are highly competitive and subject to rapid technological change.  We may be unable to maintain our competitive position against our current and potential competitors.  Many of our current and potential competitors have greater financial, technical, product development, marketing and other resources than we have, and we may not be able to compete effectively with them.  In addition, new competitors may emerge and our system and software solution offerings may be threatened by new technologies or market trends that reduce the value of our solutions.  Further, our recent challenges may have weakened our competitive position.

We often “compete” with our OEM customers’ own internal software engineering groups.  The size and competency of these groups may create additional competition for us.  In the area of RIS and PACS workflow applications, many competitors offer portions of an integrated radiology solution through their RIS and PACS.  Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

The development and acquisition of additional products, services and technologies, and the improvement of our existing products and services, require significant investments in research and development.  For example, our current product candidates are in various stages of development and may require significant further research, development, pre-clinical or clinical testing, regulatory approval and commercialization.  If we fail to successfully sell new products and update our existing products, our operating results may decline as our existing products reach the end of their commercial life cycles.

Headcount reductions in the first half of 2008 have placed additional strain on our resources, may impair our operations and may adversely impact our ability to retain qualified technical, managerial and sales personnel.

To streamline our operations, reduce costs and bring our staffing and cost structure in line with our revenue base, we announced workforce reductions in both February and June 2008.  Total worldwide headcount at December 31, 2008 was approximately 250 persons.  Certain of the employees who were terminated possessed specific knowledge or expertise, and we may not have successfully transferred that knowledge or expertise to other employees.  In that case, the absence of such employees may create significant operational difficulties.  Further, the reduction in workforce may have reduced employee morale, and created concern among potential and existing employees about job security, which may lead to difficulty in hiring and increased turnover in our current workforce.  As a result, our ability to respond to unexpected challenges may be impaired, and we may be unable to take advantage of new opportunities.

Our performance and future success depends on our ability to attract, integrate and retain qualified technical, managerial and sales personnel.

        We are dependent, in part, upon the services of our senior executives and other key business and technical personnel.  We do not currently maintain key-man life insurance on our senior executives.  The loss of the services of any of our senior executives or key employees could have a material adverse effect on our business.  Our commercial success will depend upon, among other things, the successful recruiting and retention of highly skilled technical, managerial and sales personnel with experience in business activities such as ours.  Competition for the type of highly skilled individuals sought by us is intense.  We may not be able to retain existing key employees or be able to find, attract and retain skilled personnel on acceptable terms.

~ 12 ~

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technology and similar intellectual property as critical to our success.  We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights.  Effective intellectual property protection may not be available in every country in which our products and services are made available.  We also may not be able to acquire or maintain appropriate intellectual property rights in all countries where we do business.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights.  Third parties that license our proprietary rights also may take actions that diminish the value of our proprietary rights.  Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.  We may need to obtain licenses from third parties who allege that we have infringed their rights, but such licenses may not be available on terms acceptable to us or at all.  In addition, we may not be able to obtain or utilize on terms that are favorable to us, or at all, licenses or other rights with respect to intellectual property we do not own in providing services under commercial agreements.  These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information to protect the processes, concepts, ideas and documentation associated with our solutions.  Such methods may not afford sufficient protection to us, and we may not be able to protect our trade secrets adequately or to ensure that other companies would not acquire information that we consider proprietary.

We may be subject to product liability claims if people or property is harmed by the products and services that we sell.

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death or environmental or property damage and may require product recalls or other actions.  Certain third parties, primarily our customers, also sell products or services using our products.  This may increase our exposure to product liability claims.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all.  In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

We have foreign exchange risk.

The results of our international operations are exposed to foreign exchange rate fluctuations.  While the functional currency of most of our international operations is the U.S. Dollar, we maintain certain account balances in the local currency.  Upon remeasurement of such accounts or through normal operations, results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of such balances.  As we expand our international operations, our exposure to exchange rate fluctuations may increase.

We may not be successful in our efforts to expand into international market segments.

Our international activities are significant to our revenues and profits, and we plan to further expand internationally.  We have relatively little experience operating in these or future market segments and may not benefit from any first-to-market advantages or otherwise succeed.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

In addition to risks described elsewhere in this section, our international sales and operations are subject to a number of risks, including:

•	Local economic and political conditions;

~ 13 ~

•	Foreign government regulation of healthcare and government reimbursement of health services;

•	Local restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products and services;

•	Local import, export or other business licensing requirements;

•	Local limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

•	Shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

•	Local laws and regulations regarding data protection, privacy, network security and restrictions on pricing;

•	Difficulty in staffing, developing and managing foreign operations as a result of distance, language and cultural differences;

•	Different employee/employer relationships and the existence of workers’ councils and labor unions;

•	Laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans and taxes; and

•	Geopolitical events, including war and terrorism.

Litigation or regulatory actions could adversely affect our financial condition.

We and certain of our former officers were defendants in several lawsuits relating to our accounting and financial disclosure.  These lawsuits and our other legal matters are described in Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K.  These lawsuits were settled in 2008 and have been dismissed.

On April 27, 2006, Merge received an informal, non-public inquiry from the SEC requesting voluntary production of documents and other information.  The inquiry principally related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.  On July 10, 2007, SEC Staff advised us that the SEC had issued a formal order of investigation in this matter.  Merge is cooperating fully with the SEC.  The SEC Staff has informed us that the Staff is considering recommending an injunctive or cease and desist order against us prohibiting violations of the reporting, record-keeping, and internal control provisions under the Securities Exchange Act of 1934.  The Staff did not inform us that it is considering recommending any monetary sanctions against us.  However, the matter has not yet been finally resolved, and, until such final resolution, we will continue to incur expenses, including legal fees and other costs, in connection with the SEC’s investigation.

As a result of these lawsuits and regulatory matters, we have incurred and may to continue to incur substantial expenses.

We may have difficulty and incur significant expense in obtaining directors’ and officers’ liability insurance.

As a result of the shareholder derivative and class action litigation, we may have difficulty finding appropriate directors and officers liability coverage, or, if appropriate coverage is found, the resulting premiums may be substantially more expensive than we have incurred in the past.  Our current coverage renews in June of 2009.  We are currently beginning the process of obtaining quotes for this renewal coverage.

We depend on licenses from third parties for rights to some technology we use, and if we are unable to continue these relationships and maintain our rights to this technology, our business could suffer.

Some of the technology used in our software depends upon licenses from third party vendors.  These licenses typically expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the license and fail to cure the breach within a specified period of time.  We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all.  As a result, we may have to discontinue, delay or reduce software shipments until we obtain equivalent technology, which could hurt our business.  Most of our third party licenses are nonexclusive.  Our competitors may obtain the same right to use any of the technology covered by these licenses and use the technology to compete directly with us.  In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to the Microsoft Windows/Intel platform on which most of our products operate, we may not be able to modify or adapt our own software.

~ 14 ~

We are subject to government regulation, changes to which could negatively impact our business.

We are subject to regulation in the U.S. by the FDA, including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities.  We may be required to undertake additional actions in the U.S. to comply with the Act, regulations promulgated under such act, and any other applicable regulatory requirements.  For example, the FDA has increased its focus on regulating computer software intended for the use in a healthcare setting.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities.  Complying with these regulations could be time consuming and expensive, and may include:

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

Similar obligations may exist in other countries in which we do business, including Canada.  Any failure by us to comply with other applicable regulatory requirements, both domestic and foreign, could subject us to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, total or partial suspension of production, operating restrictions or limitations on marketing, refusal of the government to grant new clearances or approvals, withdrawal of marketing clearances or approvals and civil and criminal penalties.

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs on us.

Federal regulations under the Health Insurance Portability and Accountability Act (“HIPAA”) impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non-compliant formats and health plans.  Collectively, these groups are known as covered entities.  The HIPAA regulations prescribe transaction formats and code sets for electronic health transactions; protect individual privacy by limiting the uses and disclosures of individually identifiable health information and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.  Although we are not a covered entity, most of our customers are, and they require that our software and services adhere to HIPAA regulations.  Any failure or perception of failure of our software or services to meet HIPAA regulations could adversely affect demand for our software and services and force us potentially to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

States and foreign jurisdictions have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA privacy regulations.  This may lead to different restrictions for handling individually identifiable health information.  As a result, our customers may demand IT solutions and services that are adaptable to reflect different and changing regulatory requirements, which could increase our development costs.  In the future, federal, state or foreign governmental authorities may impose new data security regulations or additional restrictions on the collection, use, transmission and other disclosures of health information.  We cannot predict the potential impact that these future rules may have on our business; however, the demand for our software and services may decrease if we are not able to develop and offer software and services that can address the regulatory challenges and compliance obligations facing our clients.

~ 15 ~

We provide our customers with certain warranties which could result in higher costs than we anticipate.

Software products as complex as those offered by us and used in a wide range of clinical and health information systems settings are likely to contain a number of errors or “bugs,” especially early in their product life cycle.  Our products include clinical information systems used in patient care settings where a low tolerance for bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  The discovery of defects or errors in our software products may cause delays in product delivery, poor client references, payment disputes, contract cancellations or additional expenses and payments to rectify problems.  Any of those factors may result in delayed acceptance of, or the return of, our software products.

Healthcare industry consolidation could impose pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many hospitals and imaging centers have consolidated to create larger healthcare enterprises with greater market power.  If this consolidation trend continues, it could reduce the size of our target market and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our software.  In addition, when hospitals and imaging centers combine, they often consolidate infrastructure, and acquisition of our customers could erode our revenue base.

The trading price of our Common Stock has been volatile and may fluctuate substantially in the future.

The price of our Common Stock has been, and may continue to be, volatile.  The trading price of our Common Stock may continue to fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	Our ability to meet or exceed the expectations of analysts or investors;

•	Changes in our own forecasts or earnings estimates by analysts;

•	Quarter-to-quarter variations in our operating results;

•	Announcements regarding clinical activities or new products by our competitors or us;

•	General conditions in the healthcare IT industry;

•	Governmental regulatory action and healthcare reform measures, including changes in reimbursement rates for imaging procedures;

•	Rumors about our performance or software solutions;

•	Uncertainty regarding our ability to service existing debt;

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many software, healthcare and technology companies; and

•	General economic conditions.

In addition, the market for our Common Stock may experience price and volume fluctuations unrelated or disproportionate to our operating performance.  These fluctuations could have a significant impact on our business due to diminished incentives for management and diminished currency for acquisitions.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal facilities are located in Milwaukee, Wisconsin in an approximate 36,000 square foot office leased through April 2011 at a rate of approximately $0.4 million per year and in Mississauga, Ontario in an approximate 30,000 square foot office leased through December 2009, at a rate of approximately $0.5 million per year.  We also have locations with leased facilities in Hudson, Ohio, Shanghai, China and Nuenen, the Netherlands.

~ 16 ~

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

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the U.S. District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006.  On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel.  The lead plaintiff filed a consolidated amended complaint on March 21, 2007.  Defendants in the suit included us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants at the time.  The consolidated amended complaint arose out of our restatement of financial statements, as well as our investigation of allegations made in anonymous letters received by us.  The lawsuits allege that we and the other defendants violated Section 10(b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended.  The consolidated amended complaint seeks damages in unspecified amounts.  The defendants filed motions to dismiss.  On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied, and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice.  On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits, to settle, release and dismiss all claims asserted against Merge and the individual defendants in the litigation.  In exchange, we agreed to a one-time cash payment of approximately $3.0 million to the plaintiff, and our primary and one of our excess directors and officers insurance carriers agreed to a one-time cash payment of approximately $13.0 million to the plaintiff, for a total payment of $16.0 million.  Our costs were accrued as of June 30, 2008, as payment was contingent upon completion of a financing transaction, and were recorded as a general and administrative expense.  The settlement amounts were paid into escrow in July 2008.  The proposed settlement was preliminarily approved on July 15, 2008 and was dismissed with prejudice following settlement in November 2008.  There was no admission of wrongdoing or liability by the defendants in the settlement.

On August 28, 2006, a derivative action was filed in the Circuit Court of Milwaukee County, Civil Division, against Messrs. Linden and Veech, William C. Mortimore (our founder, former Chairman and Chief Strategist, who served as our interim Chief Executive Officer from May 15, 2006 to July 2, 2006) and all of the then-current members of our Board of Directors.  The plaintiff filed an amended complaint on June 26, 2007, adding Mr. Noshay as a defendant.  The plaintiff alleged that (a) each of the individual defendants breached fiduciary duties owed to us by violating generally accepted accounting principles, willfully ignoring problems with accounting and internal control practices and procedures and participating in the dissemination of false financial statements; (b) the company and the director defendants failed to hold an annual meeting of shareholders for 2006 in violation of Wisconsin law; (c) Directors Barish, Geras and Hajek violated insider trading prohibitions and misappropriated material non-public information; (d) corporate waste and gift by Directors Hajek, Barish, Reck, Dunham and Lennox, members of the Compensation Committee at the time of the restatement; and (e) unjust enrichment and insider selling against Messrs. Linden, Veech, Noshay and Mortimore.  The plaintiff asked for unspecified amounts in damages and costs, disgorgement of certain compensation and profits against certain defendants as well as equitable relief.  In response to this action, our Board of Directors formed a Special Litigation Committee, which Committee was granted full authority to investigate the allegations of the derivative complaint and determine whether pursuit of the claims would be in the company’s best interest.  On March 3, 2008, the parties to this derivative action entered into a Memorandum of Understanding to settle all claims asserted in the case.  Under the settlement, the company would pay fees and expenses of plaintiff’s counsel of $250,000.  These costs were accrued as of December 31, 2007, and were paid in July 2008.  The proposed settlement was preliminarily approved on April 17, 2008 with final approval on June, 27, 2008.  As a result of this settlement, the Special Litigation Committee was dissolved on August 19, 2008.  There was no admission of wrongdoing or liability by the defendants in the settlement.

~ 17 ~

In March 2008, we received approximately $1.1 million from our primary directors and officers liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge and certain of its current and former directors and officers.  This reimbursement was recorded as a credit to general and administrative expense.  We do not anticipate that additional funds will be collected from insurance carriers related to these defense costs.

On April 27, 2006, Merge received an informal, non-public inquiry from the SEC requesting voluntary production of documents and other information.  The inquiry principally related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.  On July 10, 2007, SEC Staff advised us that the SEC had issued a formal order of investigation in this matter.  Merge is cooperating fully with the SEC.  The SEC Staff has informed Merge that the Staff is considering recommending an injunctive or cease and desist order against Merge prohibiting violations of the reporting, record-keeping, and internal control provisions under the Securities Exchange Act of 1934.  The Staff did not inform us that it is considering recommending any monetary sanctions against us.  However, the matter has not yet been finally resolved, and, until such final resolution, we will continue to incur expenses, including legal fees and other costs, in connection with the SEC’s investigation.

In addition to the matters discussed above, we are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, product liability claims, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ National Market (now designated the NASDAQ Global Market) (in both cases, the “NASDAQ”).

The following table sets forth for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ:

Common Stock Market Prices

2008	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$1.75	$1.60	$1.37	$1.26
Low	$0.26	$0.60	$0.26	$0.33

2007
High	$4.43	$6.61	$7.25	$6.73
Low	$0.98	$3.88	$4.78	$3.62

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 288 shareholders of record of Common Stock as of March 4, 2009.  As of the same date, we estimate that there were in excess of 5,000 beneficial holders of our Common Stock.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) and for the period from December 31, 2003 to December 31, 2008.  The comparison assumes that $100 was invested on December 31, 2003 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

~ 18 ~

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2008

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/2003
12/2004
12/2005
12/2006
12/2007
12/2008
Merge Healthcare Incorporated (Nasdaq: MRGE)
Nasdaq Computer Index (^IXCO)
Russell 2000 Index (^RUT)

Dividend Policy

On June 12, 2008, we announced the redemption of all preferred share purchase rights outstanding as a result of our Shareholder Rights Plan, which was established in 2006.  As provided for in the plan, we redeemed the rights for $0.001 per right.  As a result, shareholders of record on June 23, 2008 received a dividend payment in July 2008 totaling $57,000 and this plan is no longer in effect.  We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any shares of our Common Stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”) during the fourth quarter of 2008.

~ 19 ~

Item 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is qualified in its entirety by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005(1)	2004
	(in thousands, except for share and per share data)
Statements of Operations Data:
Net sales	$56,735	$59,572	$74,322	$82,538	$25,477
Operating income (loss)(2)(3)	(21,697)	(171,238)	(252,087)	4,377	(250)
Income (loss) before income taxes	(23,743)	(171,808)	(249,473)	5,113	219
Income tax expense (benefit)	(60)	(240)	9,450	8,373	(1,444)
Net income (loss)	(23,683)	(171,568)	(258,923)	(3,260)	1,663
Earnings (loss) per share:
Basic	$(0.51)	$(5.06)	$(7.68)	$(0.13)	$0.13
Diluted	(0.51)	(5.06)	(7.68)	(0.13)	0.12
Weighted average shares outstanding:
Basic	46,717,546	33,913,379	33,701,735	24,696,762	13,013,927
Diluted	46,717,546	33,913,379	33,701,735	24,696,762	13,827,522

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Working capital	$8,254	$878	$27,101	$56,964	$22,786
Total assets	54,737	61,635	234,875	500,045	85,853
Long-term debt obligations	14,230	-	-	-	-
Shareholders’ equity	8,841	24,405	189,925	442,592	54,949

(1)	Includes the results of Cedara from June 1, 2005, the date of our business combination.
(2)	For the year ended December 31, 2005 we incurred a charge for acquired in-process research and development of $13.0 million.
(3)	For the years ended December 31, 2007 and 2006, we incurred charges of $122.4 million and $214.1 million, respectively, related to the impairment of goodwill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of this Annual Report on Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K and Item 1A, “Risk Factors”.

        Management’s Discussion and Analysis is presented in the following order:

•	Overview

•	Revenues and Expenses

~ 20 ~

•	Results of Operations

•	Liquidity and Capital Resources

•	Material Off Balance Sheet Arrangements

•	Critical Accounting Policies

Overview

We develop medical imaging and information management software and deliver related services.  We have reorganized and renamed our operating business units, effective July 1, 2008.  The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation, which sells to the end-user healthcare market in Europe, the Middle East and Africa, has been allocated between the Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara) business units.  Merge OEM primarily sells software products, developer toolkits and custom engineering services to OEM’s and VAR’s world wide.  These customers develop, manufacture or resell medical imaging software or devices.  Merge Fusion primarily sells directly to the end-user healthcare market consisting of hospitals, imaging centers and specialty clinics located in the U.S., Canada and Europe, the Middle East and Africa and also distributes certain products through the Internet via our website.

Healthcare providers continue to be challenged by declining reimbursements, competition and reduced operating profits brought about by the increasing costs of delivering healthcare services.  In the U.S., we are focusing our Merge Fusion sales efforts on single and multi-site imaging centers that complete more than 10,000 studies per year, small to medium sized hospitals (fewer than 400 beds), and certain specialty clinics, such as orthopaedic practices, that offer imaging services.  We have aggressively expanded our product offerings through various acquisitions.

On June 4, 2008, we completed a private placement of our Common Stock pursuant to which we raised net proceeds of $16.6 million ($20.0 million less issuance costs of $2.4 million and prepaid interest for two quarters totaling $1.0 million) through a securities purchase agreement with Merrick, an affiliate of Merrick Ventures, which was executed on May 21, 2008.  As a result of the financing, the reorganization of our operating business units, the two restructuring initiatives completed in February 2008 and June 2008, and our operating results for the last two quarters of 2008, we believe that we now have sufficient liquidity to meet our needs going forward.

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

Cost of Sales

Cost of sales consists of purchased components, third-party royalties, costs to service and support our customers and amortization of patents and purchased and developed software, including related impairments.  The cost of software and other includes purchased components and third-party royalties included in software and hardware sales to our customers.  The cost of services and maintenance includes headcount and related costs incurred in our performance of installation, custom engineering services, training, consulting and software maintenance and support.  Purchased and developed software is amortized over its estimated useful life.  Each quarter we test our purchased and developed software for impairment by comparing its fair value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its fair value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

~ 21 ~

Sales and Marketing Expense

Sales and marketing expense includes the costs of our sales and marketing departments, commissions and costs associated with trade shows.

Research and Development Expense

Research and development expense consists of expenses incurred for the development of our proprietary software and technologies.  The costs reflected in this category are reduced by software development costs capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.  The amortization of capitalized software development costs and any related impairments are included in cost of sales.  During 2008, we did not capitalize any software development costs.

General and Administrative Expense

General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expense, legal fees and general corporate matters.

Goodwill and Trade Name Impairment, Restructuring and Other Expenses

Goodwill and trade name impairment, restructuring and other expenses consist of impairment of goodwill and trade names (see Note 3 of the notes to consolidated financial statements included herein), severance to involuntarily terminated employees resulting from our restructuring initiatives, loss on disposal of subsidiaries and impairment of non-cancelable building leases associated with restructuring activities.

Depreciation, Amortization and Impairment

Depreciation and amortization, including any impairment, is assessed on capital equipment, leasehold improvements and our customer relationships intangible asset.  Depreciation and amortization are recorded over the respective asset’s useful life.  We also record impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support recovery of the assets.

Other Income (Expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalent balances, interest expense and amortization of costs and discounts incurred from borrowings, foreign exchange gains or losses on foreign currency payables and receivables at our Nuenen, Netherlands branch and at our subsidiaries located in Mississauga, Ontario and Shanghai, China.  In addition, we also record any other-than-temporary impairment charges recognized on our equity investments in non-public companies in other income (expense).

~ 22 ~

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth selected, summarized consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,						Change
	2008	%	(1)	2007	%	(1)	$	%

Net sales:
Software and other	$27,561	48.6%		$29,590	49.7%		$(2,029)	-6.9%
Services and maintenance	29,174	51.4%		29,982	50.3%		(808)	-2.7%
Total net sales	56,735	100.0%		59,572	100.0%		(2,837)	-4.8%
Cost of sales:
Software and other	5,121	18.6%		6,722	22.7%		(1,601)	-23.8%
Services and maintenance	11,672	40.0%		14,089	47.0%		(2,417)	-17.2%
Amortization and related impairment	3,279	NM	(2)	8,537	NM	(2)	(5,258)	-61.6%
Total cost of sales	20,072	35.4%		29,348	49.3%		(9,276)	-31.6%
Gross margin
Software and other	19,161	69.5%	(3)	14,331	48.4%	(3)	4,830	33.7%
Services and maintenance	17,502	60.0%		15,893	53.0%		1,609	10.1%
Total gross margin	36,663	64.6%		30,224	50.7%		6,439	21.3%
Operating expenses:
Sales and marketing	9,313	16.4%		18,565	31.2%		(9,252)	-49.8%
Product research and development	13,240	23.3%		21,065	35.4%		(7,825)	-37.1%
General and administrative	20,461	36.1%		29,492	49.5%		(9,031)	-30.6%
Goodwill and trade name impairment,
restructuring and other expenses	11,816	20.8%		124,131	NM	(2)	(112,315)	-90.5%
Depreciation, amortization and impairment	3,530	6.2%		8,209	13.8%		(4,679)	-57.0%
Total operating costs and expenses	58,360	102.9%		201,462	NM	(2)	(143,102)	-71.0%
Operating loss	(21,697)	-38.2%		(171,238)	NM	(2)	149,541	87.3%
Other income (expense), net	(2,046)	-3.6%		(570)	-1.0%		(1,476)	NM (2)
Loss before income taxes	(23,743)	-41.8%		(171,808)	NM	(2)	148,065	86.2%
Income tax benefit	(60)	-0.1%		(240)	-0.4%		180	-75.0%
Net loss	$(23,683)	-41.7%		$(171,568)	NM	(2)	$147,885	86.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales

Net sales, by business unit, are indicated (in thousands) as follows:

	Years Ended December 31,				Change
	2008	%	2007	%	$	%
Merge OEM
Software and other	$15,505	27.3%	$13,051	21.9%	$2,454	18.8%
Services and maintenance	10,325	18.2%	8,797	14.8%	1,528	17.4%
Total net sales	25,830	45.5%	21,848	36.7%	3,982	18.2%

Merge Fusion
Software and other	12,056	21.2%	16,539	27.8%	(4,483)	-27.1%
Services and maintenance	18,849	33.2%	21,185	35.6%	(2,336)	-11.0%
Total net sales	30,905	54.5%	37,724	63.3%	(6,819)	-18.1%
Total net sales	$56,735		$59,572		$(2,837)

~ 23 ~

As a result of the reorganization of our business units, effective July 1, 2008, we no longer separately report EMEA revenues.  The relevant portions of EMEA have been allocated between Merge OEM and Merge Fusion.

Software and Other Sales.  Net software and other sales for 2008 were $27.6 million, a decrease of approximately $2.0 million, or 6.9%, from $29.6 million for 2007.  The decrease in software and other sales primarily resulted from a $4.5 million decrease in revenue recognized on software and other sales by our Merge Fusion business unit, offset by a $2.5 million increase in our Merge OEM software and other sales.  The increase in OEM software and other sales was primarily due to recognition of software revenue upon delivery of, or relief from delivery of, certain contract elements associated with contracts signed in 2007 or earlier.  Our Merge Fusion business unit net sales decreased as a result of the delay of certain product deliverables during the first two quarters of 2008, the disposal of our French subsidiary at the beginning of the second quarter of 2008 and the previous uncertainty regarding the status of our remaining operations.  Although we believe that the financing transaction completed in June 2008 and settlement of the two lawsuits are positive events, it may take time for our customers to fully react, especially in the current economic environment.  In addition, we anticipate that the revenue recognized from software and other sales may vary significantly on a quarter-to-quarter basis.

Service and Maintenance Sales.  Net service and maintenance sales for 2008 were $29.2 million, a decrease of $0.8 million, or 2.7%, from $30.0 million for 2007.  Service and maintenance sales recognized through our Merge Fusion business unit decreased $2.3 million, while service and maintenance sales recognized through our Merge OEM business unit increased $1.5 million.  The Merge Fusion sales decrease is a result of a decrease in services to install software products as well as a decrease in renewals of maintenance contracts of certain customers, primarily due to our customers’ prior viability concerns with respect to us.  Our Merge OEM business unit experienced increased revenue during 2008 resulting from an increase in customer contracts involving custom engineering services.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $19.2 million for 2008, an increase of approximately $4.8 million, or 33.7%, from $14.3 million for 2007.  Gross margin as a percentage of software and other sales increased to 69.5% for 2008 from 48.4% for 2007.  The increase in gross margin as a percentage of sales is primarily due to the mix in sales from our business units and a decrease in amortization expense in 2008.  Sales by our Merge OEM business unit, which typically consist of software only contracts at higher margins, were 56.3% of software and other sales during 2008 compared to 44.1% during 2007.  The decrease in amortization is primarily due to the fact that amortization for 2007 included impairment of certain of our purchased and capitalized software projects of $4.7 million due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment, compared to a $0.4 million impairment on purchased software during 2008.  There was also a decrease in recurring amortization associated with gross purchased and capitalized software costs in 2008 as a result of the 2007 impairment charges.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix of sales between the business units.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $17.5 million for 2008, an increase of $1.6 million, or 10.1%, from $15.9 million for 2007.  Gross margin as a percentage of services and maintenance sales increased to 60.0% for 2008 from 53.0% for 2007.  The increase was due to the decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring activities during February and June of 2008.

Sales and Marketing

Sales and marketing expense decreased $9.3 million, or 49.8%, to $9.3 million for 2008 from $18.6 million for 2007.  As a result of ongoing cost reductions previously discussed, including the restructuring initiatives announced in 2008, salaries and consultant fees, commissions and other related expenses (including travel and entertainment) decreased by $6.4 million and share-based compensation expense decreased by $0.7 million.  In addition, we incurred $0.8 million less in direct marketing costs as a result of cash saving efforts.  Also, $1.2 million of the decrease was due to a reduction in sales and marketing expenses at our French subsidiary, which we disposed of in April 2008.

~ 24 ~

Product Research and Development

Product research and development expense decreased $7.8 million, or 37.1%, to $13.2 million for 2008 from $21.0 million for 2007.  Decreased expenses for 2008 were primarily attributable to a $7.3 million reduction in salaries, consultant fees and related expenses (including travel and entertainment) and a decrease in share-based compensation expense of $0.7 million as a result of our restructuring initiatives in 2008.  In addition, $0.6 million of the decrease was due to a reduction in product research and development expenses of our French subsidiary, which we disposed of in April 2008.  Offsetting this decrease was the fact that we did not capitalize any software development costs, which reduce costs in the applicable period, during 2008 compared to $0.8 million of capitalized costs for 2007.

General and Administrative

General and administrative expense decreased $9.0 million, or 30.6%, to $20.5 million for 2008 from $29.5 million for 2007.  Decreased expenses were primarily attributable to a $4.7 million reduction in our salaries and related expenses (including travel and entertainment) and a share-based compensation expense decrease of $1.1 million as a result of our restructuring initiatives in 2008.  Also, legal, accounting and other professional fees, including the settlement cost of the class action lawsuit and reimbursement of certain fees from our directors and officers liability insurance carrier, decreased $2.5 million for 2008, due to a decline in activities and costs associated with the settlement of the class action lawsuit and prior restatement of financial statements.  Additionally, general and administrative expenses decreased by $0.4 million for 2008 due to a decrease in costs incurred by our French subsidiary, which we disposed of in April 2008, and $0.3 million due to a decrease in costs associated with our Indian subsidiaries, which we disposed of or shut down in the third quarter of 2008.

Goodwill and Trade name Impairment, Restructuring and Other Expense

As discussed in Note 11 to the consolidated financial statements, we recorded $8.8 million of restructuring charges for 2008 related to the initiatives announced in February 2008 and June 2008.  In addition, as discussed in Note 3 to the consolidated financial statements, we recorded a $1.1 million trade name impairment charge associated with renaming our Merge OEM business unit.  We also incurred a $1.7 million charge associated with the disposal of our French subsidiary during 2008, as discussed in Note 4 to the consolidated financial statements.  In addition, we recorded a $0.4 million charge during 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant.  As discussed in Note 3 to the consolidated financial statements, during 2007 we recorded a goodwill impairment charge of $122.4 million and a trade name impairment charge of $0.8 million.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $4.7 million, or 57.0%, to $3.5 million for 2008 from $8.2 million for 2007.  Decreased depreciation, amortization and impairment expenses were primarily attributable to a $4.3 million impairment of customer relationships during 2007 as well as a decrease in continuing amortization during 2008 as a result of the 2007 impairment charge.

Other Income (Expense), Net

Other income (expense), net was $2.0 million of expense for 2008 compared to $0.6 million of expense for 2007.  In 2008, we incurred $1.8 million of interest expense and amortization of issuance costs and note discount applicable to the $15.0 million note payable issued on June 4, 2008 (as discussed in Note 6 to the consolidated financial statements), and $1.4 million of impairment charges on our equity investments, offset by $0.3 million in interest income and $0.9 million in foreign exchange gains.  In 2007, we incurred $1.2 million of impairment charges on our equity investments and $0.5 million in foreign exchange losses, offset by $1.2 million in interest income.  The decrease in interest income for 2008 compared to 2007 is attributed to a decrease in the average balance of our cash and cash equivalents in 2008 compared to 2007 as well as a decrease in the yield on cash and cash equivalents.  The foreign exchange gain for 2008 was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar in the fourth quarter of 2008.

Income Tax Benefit

The net income tax benefit of (0.3)% recorded during 2008 is primarily attributable to changes in deferred taxes resulting from the impairment of indefinite lived trade names, offset by income and capital gains taxes payable in India which we were not able to offset with either U.S. or Canadian losses.  Our effective tax rate for the period differed significantly from the statutory rate primarily due to a valuation allowance for deferred tax assets which we have concluded are not more-likely-than-not to be realized.  Our effective tax rate of (0.1)% for 2007 differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill and a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and changes in tax law and regulations of the U.S. and foreign jurisdictions in which we operate.

~ 25 ~

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The following table sets forth selected, summarized consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,						Change
	2007	%	(1)	2006	%	(1)	$	%

Net sales:
Software and other	$29,590	49.7%		$40,275	54.2%		$(10,685)	-26.5%
Services and maintenance	29,982	50.3%		34,047	45.8%		(4,065)	-11.9%
Total net sales	59,572	100.0%		74,322	100.0%		(14,750)	-19.8%
Cost of sales:
Software and other	6,722	22.7%		10,651	26.4%		(3,929)	-36.9%
Services and maintenance	14,089	47.0%		14,472	42.5%		(383)	-2.6%
Amortization and related impairment	8,537	NM	(2)	5,532	NM	(2)	3,005	54.3%
Total cost of sales	29,348	49.3%		30,655	41.2%		(1,307)	-4.3%
Gross margin
Software and other	14,331	48.4%	(3)	24,092	59.8%	(3)	(9,761)	-40.5%
Services and maintenance	15,893	53.0%		19,575	57.5%		(3,682)	-18.8%
Total gross margin	30,224	50.7%		43,667	58.8%		(13,443)	-30.8%
Operating expenses:
Sales and marketing	18,565	31.2%		20,100	27.0%		(1,535)	-7.6%
Product research and development	21,065	35.4%		19,364	26.1%		1,701	8.8%
General and administrative	29,492	49.5%		28,752	38.7%		740	2.6%
Goodwill and trade name impairment,
restructuring and other expenses	124,131	NM	(2)	223,505	NM	(2)	(99,374)	NM	(2)
Depreciation, amortization and impairment	8,209	13.8%		4,033	5.4%		4,176	103.5%
Total operating costs and expenses	201,462	NM	(2)	295,754	NM	(2)	(94,292)	-31.9%
Operating loss	(171,238)	NM	(2)	(252,087)	NM	(2)	80,849	NM	(2)
Other income (expense), net	(570)	-1.0%		2,614	3.5%		(3,184)	-121.8%
Loss before income taxes	(171,808)	NM	(2)	(249,473)	NM	(2)	77,665	NM	(2)
Income tax expense (benefit)	(240)	-0.4%		9,450	12.7%		(9,690)	-102.5%
Net loss	$(171,568)	NM	(2)	$(258,923)	NM	(2)	$87,355	NM	(2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

~ 26 ~

Net Sales

      Net sales, by business unit, are indicated (in thousands) as follows:

	Years Ended December 31,					Change
	2007	%	2006		%	$	%

Merge OEM
Software and other	$13,051	21.9%	$11,922		16.0%	$1,129	9.5%
Services and maintenance	8,797	14.8%	8,154		11.0%	643	7.9%
Total net sales	21,848	36.7%	20,076		27.0%	1,772	8.8%

Merge Fusion
Software and other	16,539	27.8%	28,353	(1)	38.1%	(11,814)	-41.7%
Services and maintenance	21,185	35.6%	25,893	(2)	34.8%	(4,708)	-18.2%
Total net sales	37,724	63.3%	54,246		73.0%	(16,522)	-30.5%
Total net sales	$59,572		$74,322			$(14,750)

(1)	Amount includes $11,485 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.
(2)	Amount includes $4,791 of revenue related to ultimate delivery of certain software product functionality on customer contracts entered into in previous years.

Software and Other Sales. Net software and other sales for 2007 were $29.6 million, a decrease of $10.7 million, or 26.5%, from $40.3 million for 2006.  The decrease in software and other sales primarily resulted from an $11.8 million decrease in revenue recognized on software and other sales through our Merge Fusion business unit.  During 2006, we recognized $11.5 million of software and other sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality.  Our Merge Fusion business unit also experienced decreased bookings and revenue during 2007 resulting from our internal delays in the delivery of certain software products and the impact of the DRA, which caused some of our customers to respond by reducing their purchases or postponing purchasing decisions.  Software and other sales for Merge OEM increased $1.1 million, primarily due to $0.9 of revenue recognized on a significant multi-year contract signed with a single customer during 2007 for which delivery of the product functionality occurred in the fourth quarter of 2007.

Service and Maintenance Sales. Net service and maintenance sales for 2007 were $30.0 million, a decrease of $4.0 million, or 11.9%, from $34.0 million for 2006.  The decrease in service and maintenance sales primarily resulted from a $4.7 million decrease in revenue recognized through our Merge Fusion business unit.  During 2006, we recognized $4.8 million of service and maintenance sales related to customer contracts entered into in previous years for which revenue was deferred due to delays in delivering the required product functionality.  Service and maintenance sales for Merge OEM increased $0.6 million, primarily due to a renewed focus on customer contracts involving custom engineering services.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $14.3 million for 2007, a decrease of approximately $9.8 million, or 40.5%, from $24.1 million for 2006.  The decrease is due, in part, to decreased sales and a $4.7 million impairment charge related to our patents and purchased and capitalized software development costs recorded in 2007, compared to $1.0 million in 2006.  In addition, gross margin on software and other sales, as a percentage of related sales, was greater than expected for 2006 due to the inclusion of $11.5 million of software and other sales and $2.6 million of related costs on customer contracts for the Fusion business entered into in previous years for which the revenue was previously deferred.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $15.9 million for 2007, a decrease of $3.7 million, or 18.8%, from $19.6 million for 2006.  Gross margin on services and maintenance sales as a percentage of those sales decreased to 53.0% in 2007 from 57.5% in 2006.  Gross margin on services and maintenance sales, as a percentage of related sales, was greater than expected for 2006 due to the inclusion of $4.8 million of service and maintenance sales on customer contracts for the Fusion business unit entered into in previous years for which the revenue was previously deferred.  There were minimal services incurred and expensed during 2006 related to such $4.8 million of sales as costs related to these sales were expensed in the prior periods in which such costs were incurred.  Offsetting this 2006 impact was an increase in offshore customer service and support costs during 2007.

~ 27 ~

Sales and Marketing

Sales and marketing expense decreased $1.5 million, or 7.6%, to $18.6 million in 2007 from $20.1 million in 2006.  Salaries and related expenses decreased by $1.4 million primarily as a result of sales and marketing personnel terminations that occurred in November 2006.

Product Research and Development

Product research and development expense increased $1.7 million, or 8.8%, to $21.1 million in 2007 from $19.4 million in 2006.  Increased product research and development expenses for 2007 were primarily attributable to $5.3 million of costs associated with an increase in our offshore software development personnel located in Pune, India, which increased from 71 at December 31, 2006 to a high of 116 during 2007.  In addition, capitalized software development costs decreased by $1.3 million resulting in an increase in product research and development expense when compared to 2006.  Partially offsetting the above increases was a $4.9 million reduction in onshore expenses as a result of our restructuring initiative in November 2006.

General and Administrative

General and administrative expense increased approximately $0.7 million, or 2.6%, to $29.5 million in 2007 from $28.8 million in 2006.  Increased general and administrative expenses were primarily attributable to $3.0 million of compensation and travel costs related to the expansion of our finance, information technology and executive management teams as well as our new teleradiology business, a $1.0 million increase in internal accounting related costs, audit fees and recurring legal fees, $0.4 million increase in other consulting costs, $0.3 million increase in bad debt expense and $0.3 million of costs incurred by our India subsidiary, which did not exist in 2006.  The above are offset in part by a $3.6 million decrease in legal and accounting costs associated with the restatement of our financial statements and related class action, derivative and other lawsuits and a $0.8 million decrease in stock-based compensation expense.  We incurred $5.3 million of such legal and accounting expenses in 2007 compared to $8.9 million in 2006.

Goodwill and Trade Name Impairment, Restructuring and Other Expenses

As discussed in Note 3 of the notes to consolidated financial statements, we recorded a goodwill impairment charge of $122.4 million and a trade name impairment charge of $0.8 million during 2007.  We performed a similar analysis in the prior year, and, as a result, we recorded a goodwill impairment charge of $214.1 million and a trade name impairment charge of $6.7 million in 2006.  We also recorded $1.0 million in restructuring charges during 2007 compared to $2.7 million in restructuring charges (primarily severance costs) in 2006, associated with a restructuring initiative announced in November 2006.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense increased $4.2 million, or 103.5%, to $8.2 million in 2007 from $4.0 million in 2006.  As discussed in Note 3 of the notes to consolidated financial statements, we recorded a customer relationships impairment charge of $4.3 million during 2007.  For 2006, we did not incur any such charges.

Other Income (Expense), Net

Other income (expense) decreased $3.2 million, or 121.8%, to an expense of $0.6 million in 2007 from income of $2.6 million in 2006 primarily due to a $1.3 million decrease in interest income as a result of decreased cash and cash equivalents.  We also recorded a loss of $1.2 million and $0.2 million, respectively, in 2007 and 2006 due to an other-than-temporary loss recognized on certain equity investments in non-public companies.  In addition, other income decreased approximately $0.7 million in 2007 primarily due to foreign exchange losses on foreign currency payables at our Canadian operations where the functional currency is the U.S. dollar.

Income Tax Expense (Benefit)

We recorded an income tax benefit in 2007 of $0.2 million, an effective tax rate for 2007 of (0.1)%.  Our effective tax rate for the period differed significantly from the statutory rate primarily as a result of the impairment of nondeductible goodwill and the fact we have a full valuation allowance for deferred tax assets, which we have concluded are not more-likely-than-not to be realized.  Our effective tax rate for 2006 was approximately 3.8%.  Our effective tax rate for the period differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill and a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.

~ 28 ~

Liquidity and Capital Resources

Our cash and cash equivalents were $17.8 million at December 31, 2008, an increase of $3.8 million, or 27.5%, from our balance of $14.0 million at December 31, 2007.  In addition, working capital was $8.3 million at December 31, 2008, an increase of $7.4 million from working capital of $0.9 million at December 31, 2007.

On June 4, 2008, we received cash proceeds of $16.6 million, net of transaction costs and prepaid interest, upon closing of a private placement transaction with Merrick.  Of the funds received, $3.3 million was used to pay our portion of the shareholder and derivative lawsuit settlements (see Note 9 of notes to consolidated financial statements) in the third quarter of 2008, and $4.0 million was used to pay employee termination costs in the third and fourth quarters of 2008.  The remainder will be used to fund our operations, including future payments related to employee termination costs accrued as of December 31, 2008 (see Note 11 of notes to consolidated financial statements).

Operating Cash Flows

Cash used in operating activities was $13.6 million during 2008, compared to $28.6 million during 2007.  Our negative operating cash flow in 2008 was primarily due to the loss from operations, excluding non-cash items, of $8.0 million, the timing of payments for legal fees (net of insurance recoveries) in connection with the class action, derivative and other lawsuits (including associated lawsuit settlement costs of $3.3 million) and restructuring related payments.  Termination benefits and contract exit costs paid during 2008 associated with our restructuring initiatives totaled $5.5 million.

Investing Cash Flows

Cash used in investing activities was $0.3 million during 2008, which was attributable to purchases of capital equipment of $0.5 million and an increase in restricted cash of $0.3 million, offset by cash received on the sale of one of our subsidiaries located in India of $0.5 million.

Financing Cash Flows

Cash provided by financing activities was $17.6 million during 2008 and was primarily attributable to proceeds received from the private placement transaction with Merrick of $20.0 million less related issuance costs of $2.4 million.

Contractual Obligations

Total outstanding commitments as of December 31, 2008 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$3,197	$1,924	$1,123	$150	$-
Note payable (including interest)	17,925	1,950	15,975	-	-
Total	$21,122	$3,874	$17,098	$150	$-

The above obligations include lease payments, net of sub-lease income of $0.2 million, $0.4 million and $0.3 million in the respective periods indicated, related to facilities that we have either ceased to use or abandoned as of December 31, 2008.  The note payable bears interest at 13.0% per annum, payable quarterly in arrears.  The note payable contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the note payable.

Except for $0.6 million of restricted cash at December 31, 2008, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

~ 29 ~

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the low trading price of our Common Stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2009 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.  For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in this Annual Report on Form 10-K.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.

Revenue Recognition

We derive revenues primarily from the licensing of software, sales of hardware and related ancillary products, installation, engineering services, training, consulting, and software maintenance and support.  Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.  These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues.  Typically, our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions.  As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), or Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and if so, the relative fair value that should be allocated to each of the elements as well as when to recognize revenue for each element.

For software arrangements, we recognize revenue in accordance with SOP No. 97-2.  This generally requires revenue recognized on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, to be allocated to each element based on the vendor-specific objective evidence (“VSOE”) of fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”).  Under the residual method, revenue is recognized in a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.  For sales transactions where the software is incidental, the only contract deliverable is custom engineering or installation services, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00-21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”).

~ 30 ~

We allocate revenue to each undelivered element in a multiple-element arrangement based on its respective fair value determined by the price charged when that element is sold separately.  Specifically, we determine the fair value of the maintenance portion of an arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract.  The fair value of installation, engineering services, training and consulting is based upon the price charged when these services are sold separately.  If evidence of the fair value cannot be established for undelivered elements of a sale, the entire amount of revenue under the arrangement is deferred until elements without VSOE of fair value have been delivered or VSOE of fair value can be established.  If evidence of fair value cannot be established for the maintenance element of a sale, and it represents the only undelivered element, all elements of the sale are deferred and recognized ratably over the related maintenance period.

Revenue from software licenses sold to end-users and VAR’s is recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection of the related receivable is probable.  We assess collectability based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer.  If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract.  In addition, in certain transactions prior to 2007, we negotiated with customers a provision that included our receipt of ownership in the customer’s common stock ownership as part of the sale.  We generally do not request collateral from customers.

Revenue from software licenses sold via certain term-based contracts that include software maintenance and support is deferred and recognized ratably over the contract period as VSOE of fair value for maintenance generally does not exist.  Revenue from installation, engineering services, training and consulting services is recognized as services are performed.

Revenue from sales of RIS, RIS/PACS solution, and other specific arrangements where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage-of-completion method, as prescribed by SOP No. 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  At times, we have had difficulty accurately estimating the number of days required to complete the consulting and installation services and, accordingly, accurately estimating the percentages of completion.

Our OEM software products are typically fully functional upon delivery and do not require significant modification or alteration.  Fees for services provided to OEM customers are billed separately from licenses of our software products.  For sales transactions involving only the delivery of custom engineering services, we recognize revenue under proportional performance guidelines of SAB No. 104.  For sales including significant custom engineering services and software products, revenue is recognized on the percentage-of-completion method.

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2008, represents license fees, support and maintenance and other services to be earned or provided after January 1, 2010.

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

~ 31 ~

Allowance for Doubtful Accounts and Sales Returns

Based upon past experience and judgment, we establish allowances for doubtful accounts with respect to our accounts receivable and sales returns.  We determine collection risk and record allowances for bad debts based on the aging of accounts and past transaction history with customers.  In addition, our policy is to allow sales returns when we have preauthorized the return.  Based on our historical experience of returns and customer credits, we have determined an allowance for estimated returns and credits in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When the Right of Return Exists.  We monitor our collections, write-offs, returns and credit experience to assess whether adjustments to our allowance estimates are necessary.  Changes in trends in any of the factors that we believe impact the realizability of our receivables or modifications to our credit standards, collection, return and credit, authorization practices or other related policies may impact our estimates.

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

The useful lives of purchased software and capitalized software are assigned by management, based upon the expected life of the software.  We also estimate the realizability of purchased and capitalized values based on undiscounted projections of future net operating cash flows through the sale of the respective products.  If we determine in the future that the value of purchased or capitalized software cannot be recovered, a write down of the value of the software to its recoverable value may be required.  If the actual achieved revenues are lower than our estimates or the useful life of a product is shorter than the estimated useful life, the asset may be deemed to be impaired, and, accordingly, a write down of the value of the asset or a shorter amortization period may be required.

Other Long-Lived Assets

Other long-lived assets, including patents, property and equipment and customer relationships, are amortized over their expected lives, which are estimated by us.  We also make estimates of the impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support recovery of the asset.  If the actual useful life of a long-lived asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write down of the value of the asset, generally determined by a discounted cash flow analysis, or a shorter depreciation or amortization period, may be required.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year.  In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the carrying value of the asset to a revised amount.  See Note 3 of the notes to consolidated financial statements for a discussion of the impairment of goodwill or trade names in the years ended December 31, 2008, 2007 and 2006.

~ 32 ~

Investments

On January 1, 2008, we adopted the methods of fair value as described in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to value our financial assets and liabilities.  SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  At December 31, 2008, we held certain securities in a publicly traded entity and private companies which are classified as non-current assets and are considered financial assets within the guidelines of SFAS No. 157.  In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value.  Unrealized gains and losses (utilizing Level 1 inputs) are based on changes in quoted market prices and reported within the accumulated other comprehensive income component of shareholders’ equity.

The investments in equity securities of private companies, over which we do not exert significant influence, are reported at cost or fair value (utilizing Level 3 inputs), if an other-than-temporary loss has been determined.  In calculating potential impairment losses, we evaluate the fair value of investments by comparing them to certain public company metrics, such as revenue multiples, information obtained from independent valuations, and inquiries and estimates made by us.  If assumptions or estimates used by us change, we may be required to write down the carrying value of the asset to a revised amount.  Any loss due to impairment in value is recorded when such loss occurs.

Share-based Compensation Expense

We use the modified prospective transition method of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which we adopted on January 1, 2006, to account for share-based awards (previously we accounted for such costs under APB No. 25, Accounting for Stock Issued to Employees).  Under this transition method, compensation cost includes: (1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant utilizing certain assumptions including expected volatility, which we base on the historical volatility of our stock and other factors, and estimated option life, which represents the period of time the options granted are expected to be outstanding and is based, in part, on historical data.  We also estimate employee terminations (option forfeiture rate), which is based, in part, on historical data.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  On January 1, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Pursuant to FIN No. 48, we record as noncurrent any unrecognized tax benefits that are not expected to be paid within one year.  In May 2007, the FASB issued staff position FIN No. 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN No. 48-1”) which amended FIN No. 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FSP FIN No. 48-1, a tax position could be effectively settled through an examination by a taxing authority.  Since adoption, we have applied FIN No. 48 in a manner consistent with the provisions of FSP FIN No. 48-1.

~ 33 ~

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.  Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change outside the measurement period will be credited or charged to income tax expense under SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We apply the provisions of FIN No. 48 to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions.  Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations.  The provision for income taxes includes the impact of changes in the FIN No. 48 liability.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Guarantees

In accordance with FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN No. 45”), we recognize the fair value of guarantee and indemnification arrangements issued or modified by us, if these arrangements are within the scope of the interpretation.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications, as required under the previously existing generally accepted accounting principles, in order to identify if a loss has occurred.  If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.

Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions, and, accordingly, we have not recorded a liability relating to such provisions.  Under our Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products will operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf.  Merge and certain of our former officers are defendants in several lawsuits.  These lawsuits and other legal matters in which we have become involved are described in Note 9 of the notes to consolidated financial statements.  We have accrued for indemnification costs as of December 31, 2008 for certain of our former officers for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.

~ 34 ~

Loss Contingencies

We have accrued for costs as of December 31, 2008 and may, in the future, accrue for costs associated with certain contingencies, including, but not limited to settlement of legal proceedings and regulatory compliance matters, when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

On December 4, 2007, the FASB issued SFAS No. 141(R) which replaces SFAS No. 141, Business Combinations, and applies to all transactions or other events in which an entity obtains control of one or more businesses.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.  In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS No. 141(R) is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date.  The impact of SFAS No. 141(R) on our financial position and results of operations will be dependent upon the extent to which we have transactions or events occur that are within its scope.

In February 2008, FASB issued Staff Position FAS 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are evaluating the impact of SFAS No. 157 as it relates to our financial position and results of operations.

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

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles.  FSP No. 142-3 is effective for our interim and annual financial statements beginning after November 15, 2008.  We do not expect the adoption of FSP No. 142-3 will have a material impact on our financial position or results of operations.

~ 35 ~

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No.157-3”).  FSP No. 157-3 clarified the application of SFAS No. 157.  FSP No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have a material impact on our financial position or results of operations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2008, our cash and cash equivalents included money market funds and short-term deposits, including certain cash that is restricted, totaling approximately $17.8 million, and earned interest at a weighted average rate of 2.1% during 2008.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our pre-tax results of operations would vary by approximately $0.2 million for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China and Europe that are denominated in currencies other than the U.S. Dollar and, as a result, have exposure to foreign currency exchange risk.  Prior to 2007, we periodically entered into forward exchange contracts to hedge exposures denominated in foreign currencies.  We do not enter into derivative financial instruments for trading or speculative purposes.  In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

~ 36 ~

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of Merge Healthcare Incorporated and subsidiaries (the Company) as of December 31, 2008 and the related consolidated statement of operations, shareholders’ equity, cash flows, and comprehensive loss for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2008, and the results of its operations, cash flows, and comprehensive loss for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                                                    /s/ BDO Seidman, LLP

Chicago, Illinois
March 11, 2009

~ 37 ~

Report of Independent Registered Public Accounting Firm*

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

/s/ KPMG LLP
Chicago, Illinois
March 31, 2008

*This report is a copy of the previously issued report.

~ 38 ~

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $621 and $363 at December 31, 2008
and December 31, 2007, respectively	$17,848	$14,000
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,378
and $2,209 at December 31, 2008 and December 31, 2007, respectively	12,779	11,810
Inventory	550	1,754
Prepaid expenses	1,509	1,970
Deferred income taxes	217	260
Other current assets	721	771
Total current assets	33,624	30,565
Property and equipment:
Computer equipment	6,317	6,776
Office equipment	1,989	2,270
Leasehold improvements	1,272	2,000
	9,578	11,046
Less accumulated depreciation	7,604	6,415
Net property and equipment	1,974	4,631
Purchased and developed software, net of accumulated amortization of $12,584 and
$10,452 at December 31, 2008 and December 31, 2007, respectively	5,653	8,932
Customer relationships, net of accumulated amortization of $1,259 and $259 at
December 31, 2008 and December 31, 2007, respectively	2,291	3,291
Trade names	-	1,060
Deferred income taxes	4,585	4,585
Investments	5,690	8,156
Other assets	920	415
Total assets	$54,737	$61,635
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,387	$7,114
Accrued wages	1,590	2,621
Restructuring accrual	1,173	131
Other accrued liabilities	3,070	2,920
Deferred revenue	16,150	16,901
Total current liabilities	25,370	29,687
Note payable	14,230	-
Deferred income taxes	39	257
Deferred revenue	644	1,787
Income taxes payable	5,418	5,338
Other	195	161
Total liabilities	45,896	37,230
Shareholders' equity:
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares
issued and outstanding at December 31, 2008 and December 31, 2007	-	-
Series 3 Special Voting Preferred Stock, no par value: one share authorized; one share
issued and outstanding at December 31, 2008 and December 31, 2007	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 55,506,702 shares and
32,237,700 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	555	322
Common stock subscribed; 30,271 shares and 0 shares at December 31, 2008
and December 31, 2007, respectively	37	-
Additional paid-in capital	465,083	456,371
Accumulated deficit	(458,641)	(434,958)
Accumulated other comprehensive income	1,807	2,670
Total shareholders' equity	8,841	24,405
Total liabilities and shareholders' equity	$54,737	$61,635

See accompanying notes to consolidated financial statements.

~ 39 ~

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2008	2007	2006
Net sales:
Software and other	$27,561	$29,590	$40,275
Services and maintenance	29,174	29,982	34,047
Total net sales	56,735	59,572	74,322
Cost of sales:
Software and other	5,121	6,722	10,651
Services and maintenance	11,672	14,089	14,472
Amortization and impairment	3,279	8,537	5,532
Total cost of sales	20,072	29,348	30,655
Gross margin	36,663	30,224	43,667
Operating costs and expenses:
Sales and marketing	9,313	18,565	20,100
Product research and development	13,240	21,065	19,364
General and administrative	20,461	29,492	28,752
Goodwill and trade name impairment, restructuring and other expenses	11,816	124,131	223,505
Depreciation, amortization and impairment	3,530	8,209	4,033
Total operating costs and expenses	58,360	201,462	295,754
Operating loss	(21,697)	(171,238)	(252,087)
Other income (expense):
Interest expense	(1,750)	(89)	(67)
Interest income	268	1,233	2,548
Other, net	(564)	(1,714)	133
Total other income (expense)	(2,046)	(570)	2,614
Loss before income taxes	(23,743)	(171,808)	(249,473)
Income tax expense (benefit)	(60)	(240)	9,450
Net loss	$(23,683)	$(171,568)	$(258,923)
Net loss per share - basic	$(0.51)	$(5.06)	$(7.68)
Weighted average number of common shares outstanding - basic	46,717,546	33,913,379	33,701,735

Net loss per share - diluted	$(0.51)	$(5.06)	$(7.68)
Weighted average number of common shares outstanding - diluted	46,717,546	33,913,379	33,701,735

See accompanying notes to consolidated financial statements.

~ 40 ~

MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2007 and 2008
(in thousands, except for share data)

	Preferred Stock		Common Stock							Accumulated
							Additional	Deferred		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Stock	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Compensation	Deficit	Income	Equity

Balance at December 31, 2005	1	$-	706	$17	26,500,140	$265	$445,954	$(1,245)	$(4,467)	$2,068	$442,592
Exchange of exchangeable share rights into
Common Stock	-	-	-	-	2,561,085	26	(26)	-	-	-	-
Stock issued under ESPP	-	-	4,536	16	706	-	17	-	-	-	33
Exercise of stock options	-	-	-	-	229,099	2	469	-	-	-	471
Share-based compensation expense	-	-	-	-	-	-	5,961	-	-	-	5,961
Reduction of deferred stock compensation
for application of FAS 123R	-	-	-	-	-	-	(1,245)	1,245	-	-	-
Net loss	-	-	-	-	-	-	-	-	(258,923)	-	(258,923)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(209)	(209)
Balance at December 31, 2006	1	$-	5,242	$33	29,291,030	$293	$451,130	$-	$(263,390)	$1,859	$189,925
Exchange of exchangeable share rights into
Common Stock	-	-	-	-	2,879,672	29	(29)	-	-	-	-
Stock issued under ESPP	-	-	(5,242)	(33)	21,494	-	121	-	-	-	88
Exercise of stock options	-	-	-	-	45,504	-	126	-	-	-	126
Share-based compensation expense	-	-	-	-	-	-	5,023	-	-	-	5,023
Net loss	-	-	-	-	-	-	-	-	(171,568)	-	(171,568)
Other comprehensive income	-	-	-	-	-	-	-	-	-	811	811
Balance at December 31, 2007	1	$-	-	$-	32,237,700	$322	$456,371	$-	$(434,958)	$2,670	$24,405
Exchange of exchangeable share rights into
Common Stock	-	-	-	-	883,180	9	(9)	-	-	-	-
Issuance of Common Stock	-	-	-	-	21,085,715	211	4,614	-	-	-	4,825
Stock issued under ESPP	-	-	30,271	37	61,822	1	62	-	-	-	100
Vesting of restricted stock	-	-	-	-	1,238,285	12	(12)	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	4,161	-	-	-	4,161
Stock dividend	-	-	-	-	-	-	(57)	-	-	-	(57)
Treasury stock repurchase and retirement	-	-	-	-	-	-	(47)	-	-	-	(47)
Net loss	-	-	-	-	-	-	-	-	(23,683)	-	(23,683)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(863)	(863)
Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$-	$(458,641)	$1,807	$8,841

See accompanying notes to consolidated financial statements.

~ 41 ~

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(23,683)	$(171,568)	$(258,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and impairment	6,809	16,746	9,565
Share-based compensation	4,161	5,009	5,961
Loss on disposal of subsidiaries	1,470	-	-
Amortization of note payable issuance costs & discount	604	-	-
Goodwill and trade name impairment	1,060	123,171	218,810
Other-than-temporary impairment on equity investments	1,435	1,166	186
Provision for doubtful accounts receivable and sales returns, net of recoveries	316	1,100	829
Deferred income taxes	(175)	(202)	11,160
Changes in operating assets and liabilities:
Accounts receivable	(1,472)	3,517	6,038
Inventory	1,204	410	276
Prepaid expenses	(54)	(310)	986
Accounts payable	(3,464)	(1,170)	2,370
Accrued wages	(1,032)	(1,544)	(1,712)
Restructuring accrual	1,042	(1,866)	1,805
Other accrued liabilities	290	(750)	(605)
Deferred revenue	(1,895)	(3,087)	(13,040)
Other	(192)	787	1,334
Net cash used in operating activities	(13,576)	(28,591)	(14,960)

Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(539)	(2,665)	(1,252)
Cash received on sale of subsidiary	499	-	-
Change in restricted cash	(258)	(200)	(163)
Purchased technology	-	-	(367)
Capitalized software development	-	(817)	(2,257)
Net cash used in investing activities	(298)	(3,682)	(4,039)

Cash flows from financing activities:
Proceeds from issuance of note, net of non-cash discount of $510	14,490	-	-
Proceeds from issuance of Common Stock	5,479	-	-
Note and stock issuance costs paid	(2,386)	-	-
Proceeds from exercise of stock options and employee stock purchase plan	100	214	504
Repurchase of Common Stock	(47)	-	-
Dividends paid	(57)	-	-
Net cash provided by financing activities	17,579	214	504

Effect of exchange rates on cash and cash equivalents	(115)	(86)	(1)

Net increase (decrease) in cash and cash equivalents	3,590	(32,145)	(18,496)
Cash and cash equivalents (net of restricted cash), beginning of period[1]	13,637	45,782	64,278
Cash and cash equivalents (net of restricted cash), end of period[2]	$17,227	$13,637	$45,782

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$975	$-	$-
Cash paid for income taxes, net of refunds	$17	$(247)	$69
Equity securities received in sales transactions	$-	$-	$2,010

1	Net of restricted cash of $363, $163, and zero at December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

2	Net of restricted cash of $621, $363, and $163 at December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

See accompanying notes to consolidated financial statements.

~ 42 ~

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2008	2007	2006

Net loss	$(23,683)	$(171,568)	$(258,923)
Translation adjustment	221	(152)	(89)
Unrealized gain (loss) on marketable securities, net of income taxes	(1,084)	961	(58)
Comprehensive net loss	$(24,546)	$(170,759)	$(259,070)

See accompanying notes to consolidated financial statements.

~ 43 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

(1)    Basis of Presentation and Significant Accounting Policies

Nature of Operations

Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries (which we sometimes refer to collectively as “Merge,” “we,” “us,” or “our”) develop medical imaging and information software solutions, and deliver related services.  Our solutions are designed to automate digital imaging workflow, which transform the tasks associated with film-based images and paper information into computerized processes.

Principles of Consolidation

The consolidated financial statements include the financial statements of our wholly owned subsidiaries.  Our principal operating subsidiaries are Cedara Software Corp. (known as Merge OEM) and Merge eMed, Inc. (known as Merge Fusion).  All intercompany balances and transactions have been eliminated in consolidation.

We have certain minority equity stakes in various companies accounted for as cost method investments.  The operating results of these companies are not included in our results of operations.

Use of Estimates

Our consolidated financial statements are prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable and sales returns, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, restructuring reserves, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  Actual results could differ from those estimates.

Reclassifications

Where appropriate, certain reclassifications have been made to prior year financial statements to conform to the current year presentation.  Specifically, we are separately displaying $131 of accrued restructuring charges in the consolidated balance sheet at December 31, 2007 to conform to current year presentation.  We are also separately displaying the related changes of $(1,866) and $1,805 in the consolidated statement of cash flows during the years ended December 31, 2007 and 2006, respectively, to conform to current year presentation.

We are also separately displaying $363 of restricted cash in the consolidated balance sheet at December 31, 2007 to conform to current year presentation.  In addition, we are separately displaying $(200) and $(163) of changes to restricted cash for the years ended December 31, 2007 and December 31, 2006, respectively, in the consolidated statement of cash flows to conform to current year presentation.

Segment Reporting

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.  Our chief executive officer has been identified as the chief operating decision maker in assessing the performance and the allocation of resources within Merge.  Our chief executive officer relies on the information derived from our financial reporting process, which includes revenue by business unit, consolidated operating results and consolidated assets.  As we do not have discrete financial information available for our business units, we operate as a single segment for reporting purposes as prescribed by SFAS No. 131.

We have reorganized and renamed our operating business units, effective July 1, 2008.  The relevant portions of the EMEA (formerly known as Merge Europe, Middle East and Africa) operation have been allocated between the remaining business units of Merge Fusion (formerly known as Merge Healthcare North America) and Merge OEM (formerly known as Cedara).  Amounts for prior years have been recast to reflect this operational change.  As a result, we no longer separately report EMEA revenues.

~ 44 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Functional Currency

The functional currency of our foreign subsidiaries, with the exception of our remaining subsidiary in India, is the United States of America dollar (“U.S. Dollar”).

Foreign currency denominated revenues and expenses are translated at weighted average exchange rates throughout the year.  Foreign currency denominated monetary assets and liabilities are translated at rates prevailing at the balance sheet dates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive loss.  Foreign exchange gains and losses on transactions during the year are reflected in the consolidated statements of operations, as a component of other income (expense), net.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, note payable and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the non-marketable equity securities.  The carrying value of long-term deferred revenues is not materially different from the fair value.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our note payable approximates fair value as determined by an independent third-party valuation.  See Note 6 for further discussion of this transaction.

Derivative Financial Instruments

Fluctuating foreign exchange rates may negatively impact the accompanying consolidated financial statements.  Substantially all of our billings are in U.S. Dollars.  However, due to our Canadian operations, substantial salary and other expenses are payable in Canadian dollars.  To effectively manage these market risks, we may enter into foreign currency forward contracts.  We do not hold or issue derivative instruments for trading purposes.  We have elected not to apply hedge accounting under the provision of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), and accordingly, recognize any change in fair value through current earnings.

As part of the financing transaction with Merrick RIS, LLC (“Merrick”) discussed in Note 6, the note payable to Merrick includes change of control and default provisions that are considered put options.  These put options are classified as derivative instruments in accordance with SFAS No. 133, and are required to be bifurcated from the debt instrument and accounted for separately.  The fair value of these options is recorded in long-term liabilities as of December 31, 2008.  As of December 31, 2007, we had no derivative financial instruments outstanding.

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash) and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  At December 31, 2008, restricted cash consists primarily of a letter-of-credit related to one of our operating leases, and a rabbi trust arrangement for one of our former officers that was released in January 2009.

Inventory

Inventory, consisting principally of raw materials and finished goods (primarily purchased third-party hardware), is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Useful lives of our major classes of property and equipment are two to three years for computer equipment and five to seven years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.

~ 45 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Long-Lived Assets

We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  Long-lived assets, including property and equipment and customer intangibles, are amortized over their expected lives, which are estimated by us.  We also make estimates of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of a long-lived asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2008 are recoverable in future periods.

Purchased and Developed Software

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred.  Software development costs incurred subsequent to reaching technological feasibility are capitalized and reported at the lower of unamortized cost or net realizable value in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”).

Amortization of purchased and developed software is provided on a product basis over the expected economic life of the related software, generally five years, using the straight-line method.  This method generally results in greater amortization than the method based on the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product.  We assess the recoverability of purchased and developed software costs quarterly by determining whether the net book value of such costs can be recovered through future net operating cash flows based on the sales of the respective products.

Investments

At December 31, 2008, we held certain securities in a publicly traded entity of $318 and private companies of $5,372, which are classified as non-current assets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We have recorded charges of $1,435, $1,166 and $186, respectively, in other net income (expense) during the years ended December 31, 2008, 2007 and 2006 due to an other-than-temporary loss recognized on certain investments.  As of December 31, 2008 and 2007, unrealized gain (loss) on our available-for-sale security was $(129) and $955, respectively.

Goodwill and Other Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), requires that goodwill and indefinite lived intangible assets be reviewed for impairment annually, or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of December 31 of each year.  In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining indefinite lived intangible assets to a revised amount.  See Note 3 for a discussion of the impairment of goodwill and/or trade names during the years ended December 31, 2008, 2007 and 2006.

~ 46 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Warranties

We generally provide up to twelve months of warranty on our hardware sales.  We have provided for expected hardware warranty costs based on our historical experience.  Accrued warranty was $125 and $88 at December 31, 2008 and 2007, respectively.

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

Under our standard Software License, Services and Maintenance Agreement, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions, and, accordingly, have not recorded a liability relating to such provisions.  Under our Software License, Services and Maintenance Agreement, we also represent and warrant to licensees that our software products operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

Other guarantees include promises to indemnify, defend and hold harmless each of our executive officers, non-employee directors and certain key employees from and against losses, damages and costs incurred by each such individual in administrative, legal or investigative proceedings arising from alleged wrongdoing by the individual while acting in good faith within the scope of his or her job duties on our behalf.  Merge and certain of our former officers are defendants in several lawsuits which were settled during the year ended December 31, 2008.  These lawsuits and other legal matters in which we have become involved are described in Note 9.  We have accrued for indemnification costs as of December 31, 2008 for certain of our former officers for their expenses in connection with such matters and may be required to accrue for additional guarantee related costs in future periods.

Income Taxes

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN No. 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Pursuant to FIN No. 48, we have recorded any unrecognized tax benefits that are not expected to be paid within one year as noncurrent.  The impact of adopting FIN No. 48 had the cumulative effects explained in Note 12.  In May 2007, the FASB issued staff position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN No. 48-1”) which amended FIN No. 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  Under FSP FIN No. 48-1, a tax position could be effectively settled through an examination by a taxing authority.  Since adoption, we have applied FIN No. 48 in a manner consistent with the provisions of FSP FIN No. 48-1.

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

~ 47 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.  Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change outside the measurement period will be credited or charged to income tax expense under SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”).  SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We apply the provisions of FIN No. 48 to determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions.  Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations.  The provision for income taxes includes the impact of changes in the FIN No. 48 liability.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income.

The following are components of accumulated other comprehensive income:

	December 31,
	2008	2007
Cumulative translation adjustment	$1,936	$1,715
Net unrealized gain (loss) on available-for-sale security	(129)	955
Total accumulated other comprehensive income	$1,807	$2,670

Revenue Recognition

Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, installation and engineering services, training, consulting, and software maintenance and support.  Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.  These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues.  Typically, our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions.  As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP No. 97-2”), or Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”), and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element.

~ 48 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

For software arrangements, we recognize revenue in accordance with SOP No. 97-2.  This generally requires revenue recognized on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, to be allocated to each element based on the vendor-specific objective evidence (“VSOE”) of fair values of those elements.  Revenue from multiple-element software arrangements is recognized using the residual method, pursuant to SOP No. 98-9, Modification of SOP No. 97-2, Software Revenue Recognition, With Respect to Certain Transactions (“SOP No. 98-9”).  Under the residual method, revenue is recognized in a multiple element arrangement when VSOE of fair value exists for all of the undelivered elements in the arrangement, even if VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.  For sales transactions where the software is incidental, the only contract deliverable is custom engineering or installation services, and hardware transactions where no software is involved, we recognize revenue in accordance with EITF Issue No. 00-21 and Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”).

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

Revenue from software licenses sold to end-users and value added resellers is recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection of the related receivable is probable.  We assess collectability based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer.  If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract.  In addition, in certain transactions prior to 2007, we negotiated with customers a provision that included our receipt of ownership in the customer’s common stock ownership as part of the sale.  We generally do not request collateral from customers.

Revenue from software licenses sold through annual contracts that include software maintenance and support is deferred and recognized ratably over the contract period.  Revenue from installation, engineering services, training, and consulting services is recognized as services are performed.

Revenue from sales of Radiology Information Systems (“RIS”), RIS/Picture Archiving and Communication Systems (“PACS”) solutions and other specific arrangements where professional services are considered essential to the functionality of the solution sold, is recognized on the percentage-of-completion method, as prescribed by AICPA Statement of Position No. 81-1, Accounting for Performance on Construction-Type and Certain Production-Type Contracts.  Percentage of completion is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

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

~ 49 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Our policy is to allow returns when we have preauthorized the return.  Based on our historical experience of returns and customer credits, we have provided for an allowance for estimated returns and credits in accordance with SFAS No. 48, Revenue Recognition When the Right of Return Exists.

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2008 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2010.

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

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended, to replace our previous method of accounting for share-based awards under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), for periods beginning in 2006.  In accordance with APB No. 25, we had previously recognized no compensation expense for options that were granted at or above fair market value on the date of grant.

We adopted SFAS No. 123(R) using the modified-prospective-transition method.  Under that transition method, compensation cost includes: (1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  SFAS No. 123(R) requires that we report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs, as a financing cash flow rather than as an operating cash flow in our consolidated statements of cash flows.

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

On December 4, 2007, the FASB issued SFAS No. 141(R) which replaces SFAS No. 141, Business Combinations, and applies to all transactions or other events in which an entity obtains control of one or more businesses.  SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.  In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS No. 141(R) is effective prospectively for fiscal years beginning after December 15, 2008 and may not be applied before that date.  The impact of SFAS No. 141(R) on our financial position and results of operations will be dependent upon the extent to which we have transactions or events occur that are within its scope.

~ 50 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In February 2008, FASB issued Staff Position FAS No. 157-2 which provides for a one-year deferral of the effective date of SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We are evaluating the impact of SFAS No. 157 as it relates to our financial position and results of operations.

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

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”).  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142.  The intent of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP.  FSP No. 142-3 is effective for our interim and annual financial statements beginning after November 15, 2008.  We do not expect the adoption of FSP No. 142-3 will have a material impact on our financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarified the application of SFAS No. 157.  FSP No. 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive.  FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have a material impact on our financial position or results of operations.  See Note 5 for information and related disclosures regarding the fair value measurements.

(2)    Accounts Receivable

Substantially all receivables are derived from sales and related services, support and maintenance of our products to healthcare providers located throughout the U.S. and in certain foreign countries as indicated in Note 15.

Our accounts receivable balance is reported net of an allowance for doubtful accounts and an allowance for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2008 and 2007, the allowance for estimated uncollectible accounts and sales returns was $1,378 and $2,209, respectively.

The following table shows the changes in our allowance for doubtful accounts and sales returns.

Description	Balance at beginning of period	Additions due to acquisitions	Additions charged to revenue and expenses	Deductions	Balance at end of period
For year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$2,209	$-	$316	$(1,147)	$1,378
For year ended December 31, 2007:
Allowance for doubtful accounts and sales returns	$2,553	$-	$1,100	$(1,444)	$2,209
For year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$2,222	$-	$829	$(498)	$2,553

~ 51 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(3)    Goodwill, Trade Names and Intangible Assets

Our intangible assets, other than capitalized software development costs, and accumulated amortization are summarized as of December 31, 2008 and 2007 as follows:

	Weighted-
	Average	December 31, 2008		December 31, 2007
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology	2.4	$11,424	$(6,888)	$12,571	$(5,518)
Customer relationships	2.4	3,550	(1,259)	3,550	(259)
Total		$14,974	$(8,147)	$16,121	$(5,777)

We evaluate the realizibility of our purchased and capitalized software development costs according to SFAS No. 86.  Purchased software amortization expense and patent amortization expense, which are being recorded in amortization and related impairment cost of sales over the life of the related intangible asset, was $2,517 and $3,938 and $3,012 for the years ended December 31, 2008, 2007 and 2006, respectively.  Included within the expense are purchased software impairment charges of $398 and $1,091 during the years ended December 31, 2008 and 2007, respectively, as a result of our net realizable value analysis associated with certain product lines.  Customer relationships, which is being amortized over the life of the related intangible asset in depreciation, amortization and impairment included in operating costs and expenses, was $1,000, $6,220 and $2,287 for the years ended December 31, 2008, 2007 and 2006, respectively.  Included within the customer intangible expense for the year ended December 31, 2007 is an impairment charge of $4,252.

Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the year ended December 31:	2009	2,825
	2010	2,825
	2011	1,177

As of December 31, 2008, we had gross capitalized software development costs of $6,813 and accumulated amortization of $5,696.  The weighted average remaining amortization period of capitalized software development costs was 1.6 years as of December 31, 2008.  During the years ended December 31, 2008, 2007 and 2006, we capitalized software development costs of zero, $817 and $2,257, respectively.  Amortization expense, including impairments, related to capitalized software development costs of $762, $4,599 and $2,520 was recorded in amortization and related impairment cost of sales during the years ended December 31, 2008, 2007 and 2006, respectively.  Impairment of capitalized software development cost of zero, $3,470 and $982 was recorded during the years ended December 31, 2008, 2007 and 2006, respectively, as a result of our net realizable value analysis associated with certain projects (some of which were still in development at the time of impairment) or as we no longer anticipated future sales of certain products.

On June 4, 2008, we announced that we were renaming our business units.  As a result of this action, the Cedara trade name was impaired.  We recorded a charge of $1,060 during the second quarter of 2008 in trade name impairment, restructuring and other expense within our consolidated statement of operations.

During the years ended December 31, 2007 and 2006, several material events occurred that resulted in an environment of uncertainty surrounding Merge, and diverted the attention of certain board members and management from our business operations for periods of time.  This uncertainty lead us to question whether we might not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit did not support the carrying value of goodwill.

In accordance with SFAS No. 144, we evaluated whether or not the circumstances indicated that the carrying amounts of our property and equipment and customer relationships were recoverable, based primarily on whether future undiscounted cash flows were sufficient to support the asset’s recovery.  Also, in accordance with SFAS No. 142, we performed Step I of the impairment test by estimating fair value based on a discounted cash flow model.  The results of Step I of the impairment test indicated that an impairment of our goodwill had occurred during the years ended December 31, 2007 and 2006, since the carrying value of our single reporting unit exceeded the reporting unit’s estimated fair value.  In addition, we also tested our other indefinite lived intangible asset, trade names, as part of Step I, and concluded that certain trade names were impaired during the year ended December 31, 2007.  We completed Step II of SFAS No. 142 to measure the amount of impairment loss relating to goodwill, by comparing the implied fair value of our reporting unit goodwill with the carrying amount of that goodwill.  The estimate of fair value of our reporting unit was reduced by the fair value of all other net assets to determine the implied fair value of reporting unit goodwill.  During the years ended December 31, 2007 and 2006, the Audit Committee of our Board of Directors determined that there was an impairment to certain of these assets.   We completed these assessments of fair value utilizing the assistance of independent valuation specialists.  As a result of these analyses, we recorded the following impairment charges during the years ended December 31, 2007 and 2006:

~ 52 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Statement of Operations Classification
Asset Impaired	Cost of Sales	Operating Costs and Expenses	Total
	Year ended December 31, 2007
Purchased software	$1,091	$-	$1,091
Capitalized software	3,470	-	3,470
Patents	133	-	133
Customer relationships	-	4,252	4,252
Trade names	-	800	800
Goodwill	-	122,371	122,371
Total	$4,694	$127,423	$132,117

	Year ended December 31, 2006
Capitalized software	$982	$-	$982
Trade names	-	6,685	6,685
Goodwill	-	214,095	214,095
Total	$982	$220,780	$221,762

(4)    Other Long-Lived Assets

On April 11, 2008, we signed an agreement to sell our French subsidiary, Merge Healthcare France SARL, to local management for no cash consideration.  A loss on the disposition of the French subsidiary of $1,639 was recognized in the consolidated statement of operations in trade name impairment, restructuring and other expense during the year ended December 31, 2008.  This transaction did not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal under SFAS No. 144.

On August 29, 2008, we sold our Cedara Software Services (India) Private Limited subsidiary (“CSSI”) located in India for $700.  Included in the sale were fixed assets with a gross value of $506, and accumulated depreciation of $90 as of August 29, 2008.  We received cash of $499 (net of fees) at closing, with the remaining $200 placed in escrow for one year to cover any remaining liabilities and expenses.  This transaction did not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal under SFAS No. 144.

In addition, we recorded a $542 charge in depreciation, amortization and impairment within our consolidated statement of operations during the second quarter of 2008 based on the fair value of certain fixed assets that were held for sale.  These assets were disposed as of December 31, 2008.

(5)    Fair Value Measurement

On January 1, 2008, we adopted the methods of fair value as described in SFAS No. 157 to value our financial assets and liabilities.  SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.   In calculating potential impairment losses, we evaluate the fair value of investments by comparing them to certain public company metrics such as revenue multiples, information obtained from independent valuations, and inquiries and estimates made by us.  Financial assets (non-current investments) carried at fair value as of December 31, 2008 are classified in one of three categories as follows:

~ 53 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Level 1	Level 2	Level 3	Total
Investment in publicly traded equity securities	$318	$-	$-	$318
Investments in equity securities of private companies	-	-	5,372	5,372
Total	$318	$-	$5,372	$5,690

               The change in the fair value of Level 3 securities in 2008 is primarily due to the decrease in revenue multiples of comparable public companies, and is as follows:

2008
Balance at January 1	$6,807
Transfer in	-
Impairment charge	(1,435)
Balance at December 31	$5,372

(6)    Financing and Other Transactions with Related Party

On June 4, 2008, we completed a private placement pursuant to which we raised net proceeds of $16,639 ($20,000 less issuance costs of $2,386 and prepaid interest for two quarters totaling $975) through a securities purchase agreement with Merrick, an affiliate of Merrick Ventures, LLC ("Merrick Ventures"), which was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the “Note”) due June 4, 2010 and 21,085,715 shares of our Common Stock.  The Note bears interest at 13.0% per annum, payable quarterly in arrears.  On closing of the private placement, we were required to prepay the first two interest payments totaling $975.  We also incurred $2,386 of issuance costs, including a $750 closing fee paid to Merrick.

The Note contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the Note.  The Note also contains default provisions including, but not limited to, failure to pay, breach of financial or operating covenants, and bankruptcy or insolvency.  The Note is a senior secured obligation, will be senior to any existing and future indebtedness and is secured by all of our U.S. and Canadian assets.

Merrick may require us to redeem the Note in full if a change of control occurs.  If the change of control results in the payment of consideration to our shareholders equal to or exceeding $1.75 per share, the redemption price of the Note would be at par.  If such consideration is less than $1.75 per share, the redemption price would be 120% of par if the change of control occurs within one year of the closing date, or 118% of par if the change of control occurs anytime thereafter.  In addition, upon an event of default, as defined in the Note, the interest rate will increase to 18.5% and Merrick will have the right to require us to redeem the Note at 120% of its principal amount.  All payments due to Merrick upon redemption shall be in addition to all accrued but unpaid interest and accrued but unpaid late charges relating thereto.  The Note may also be voluntarily prepaid at 120% of par at any time.

In accordance with SFAS No. 133, the change of control and default provisions are considered put options which are derivative instruments and are required to be bifurcated from the debt instrument and accounted for separately.  The fair value of these options is recorded as long-term liabilities and changes in the fair value of these liabilities will be recorded in the condensed consolidated statement of operations.

The fair values of the equity, Note and put options were determined utilizing the assistance of independent valuation specialists.  The fair value of the two put options is $31 as of December 31, 2008.  The proceeds of $20,000 were reduced by the value of the put options and remaining amount was allocated to the equity and Note based on the relative fair value of each instrument.  In addition, the transaction costs of $2,386 were allocated to the equity and Note using the same relative fair value allocation.  The closing fees due Merrick were treated as a reduction of proceeds, and as such, a portion of the closing fees was included as a discount on the Note.

~ 54 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

We recorded a note payable of $13,945 and equity of $4,825 (net of related issuance costs of $654) upon completion of the financing transaction.  The note discount of $1,055 (of which $545 relates to closing fees due Merrick) and financing costs of $1,187 (which were recorded as a long-term asset) are being amortized using the effective interest method at a rate of approximately 21.13% over the term of the Note.  During the year ended December 31, 2008, we recorded interest expense of $1,742, including amortization of financing costs of $319 and amortization of note discount of $285.  As of December 31, 2008, there was no change in the value of the put option liabilities.

The private placement was made pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended.  We also entered into a registration rights agreement in connection with the private placement pursuant to which we have agreed to register the Common Stock with the Securities and Exchange Commission for public resale under certain circumstances.

In connection with the private placement, Merrick was entitled to designate five individuals to replace five of the eleven then current directors on our Board of Directors, which occurred on the closing of the private placement.  We also agreed that Merrick will continue to have the right to designate five individuals to be nominated for election to the Board of Directors in the future, subject to reduction of such designated individuals upon a decrease in Merrick’s ownership percentage.  As of December 31, 2008, there is no limit to the number of shares of our Common Stock that Merrick and its affiliates, including Michael W. Ferro, Jr., Chairman and CEO of Merrick Ventures, who is also Chairman of our Board of Directors, can purchase.  As of December 31, 2008, Merrick and its affiliates owned approximately 49.9% of our Common Stock.

Effective January 1, 2009, we entered into a one year consulting agreement with Merrick, which either party may voluntarily terminate with 90 days advance notice.  The consulting agreement allows us to take advantage of certain services offered by Merrick including, but not limited to, investor relations, financial analysis and strategic planning.  We will pay Merrick $100 per quarter, as well as reimburse Merrick for actual and reasonable business expenses incurred.  The Board of Directors, pursuant to a recommendation by the Audit Committee, approved the consulting agreement (with Michael W. Ferro, Jr. abstaining from the vote).

(7)    Shareholders’ Equity

Common Stock Repurchase Plan

On September 6, 2006, Merge announced a stock repurchase plan providing for the purchase of up to $20,000 of our Common Stock over a two-year period.  This repurchase plan expired on September 6, 2008, and we did not make any repurchases under the plan.

Series 3 Special Voting Preferred Stock

In June 2005, Merge issued one share of Series 3 Special Voting Preferred Stock to Computershare Trust Company of Canada, which serves as a trustee in voting matters on behalf of the holders of Merge Cedara ExchangeCo Limited (“ExchangeCo”) exchangeable shares.  As of December 31, 2008, this share was issued and outstanding.

Series B Junior Participating Preferred Stock

On September 6, 2006, Merge announced the implementation of a Shareholder Rights Plan.  The Shareholder Rights Plan includes the declaration of a dividend of one preferred share purchase right on each outstanding share of our Common Stock and the distribution of one such right with respect to each outstanding exchangeable share of our subsidiary, ExchangeCo.  The adoption of the plan was intended to discourage discriminatory, coercive or unfair take-over bids and to provide the Board of Directors time to pursue alternatives to maximize shareholder value in the event of an unsolicited take-over bid.  The rights become exercisable upon certain triggering events caused by a third party, person or group.  Merge may redeem the rights for $0.001 per right.

On June 12, 2008, we announced the redemption of all preferred share purchase rights outstanding.  As provided for in the plan, we redeemed the rights for $0.001 per right.  As a result, shareholders of record on June 23, 2008 received a dividend payment (in the third quarter of 2008) totaling $57 and this plan is no longer in effect.

~ 55 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

 Exchangeable Shares

As part of our business combination with Cedara Software Corp. (“Cedara”) in June 2005, Merge issued 5,581,517 shares of our Common Stock to the shareholders of Cedara and granted rights for the issuance of 13,210,168 shares of Common Stock to shareholders of Cedara that held ExchangeCo exchangeable shares.  The exchangeable shares are exchangeable on a one-for-one basis for our Common Stock.  As of December 31, 2008, there were 805,295 exchangeable shares outstanding.  We have the right to redeem all of the exchangeable shares at anytime after April 29, 2010 or if less than 10% of the number of exchangeable shares issued on the effective date of the business combination remain outstanding, provided that we give sixty days advance written notice.  On February 13, 2009, we exercised our call right regarding redemption of the outstanding exchangeable shares, which will occur on April 15, 2009.

(8)    Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R) recognized during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$81	$414	$542
Sales and marketing	443	1,188	1,047
Product research and development	401	1,071	1,186
General and administrative	1,266	2,336	3,136
Goodwill and trade name impairment, restructuring and other expenses	1,970	-	-
Total	4,161	5,009	5,911
Tax benefit	-	-	1,368
Share-based compensation expense, net of tax	$4,161	$5,009	$4,543

There is a difference between the above amounts and the total amount of share-based compensation in 2007 and 2006.  These differences were recorded in additional paid-in capital in the statement of shareholders’ equity during the years ended December 31, 2007 and 2006 of $14 and $50, respectively.  These differences are attributed to share-based compensation incurred by product research and development personnel (who worked on capitalizable software development projects during these periods).  Such costs were included in capitalized developed software costs,  and therefore, not included in expenses recorded in the statements of operations.

The $1,970 of expense recorded during the year ended December 31, 2008 relates to the acceleration of certain stock options and restricted stock for certain former officers as outlined in the respective individual’s employment agreement or restricted stock purchase agreement.  In addition, these individuals, as of their respective separation dates, agreed to voluntarily forfeit any unexercised vested stock options.

Share-Based Compensation Plans

We maintain four share-based employee compensation plans, including our employee stock purchase plan (“ESPP”), and one director option plan under which we grant restricted stock awards and options to acquire shares of our Common Stock to certain employees, non-employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition.

Our 2005 Equity Incentive Plan (“EIP”) provides for awards of Common Stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 10.5 million shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares.  Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant with the exception of the options granted in 2005 to replace existing Cedara options (“Replacement Options”).  The Replacement Options, which we granted pursuant to a merger agreement with Cedara, had the same economic terms as the Cedara options that they replaced, as adjusted for the conversion ratio and currency.  The majority of the options issued under the EIP vest over a three or four-year period.  As of December 31, 2008, incentive stock options to purchase 236,250 shares of our Common Stock, non-statutory stock options to purchase 4,269,850 shares of our Common Stock and restricted stock awards of 479,997 were outstanding under this plan.

~ 56 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Upon approval of the EIP, we stated that we did not plan to issue any more options under our other stock option plans.  Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock.  Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock.  In addition, our Board of Directors adopted an equity compensation plan in connection with our acquisition on July 17, 2003 of RIS Logic.  As of December 31, 2008, options to purchase 190,474 shares of our Common Stock were outstanding under these plans.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant utilizing the assumptions noted in the following table.  We expense the cost of stock option awards on a straight-line basis over the vesting period.  Expected volatilities are based on the historical volatility of our stock and other factors.  We use historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury rates in effect at the grant date.

	Years Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	60% - 100%	55% - 65%	50% - 60%
Risk-free interest rate	1.6% - 3.2%	4.2% - 4.9%	4.3% - 4.8%
Expected term (in years)	4.0	3.5 - 4.0	3.5 - 4.0
Weighted-average grant date fair value	$0.65	$3.91	$3.98

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

At December 31, 2008, there was $2,834 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 2.8 years.

Stock option activity for the year ended December 31, 2008, was as follows:

			Weighted-Average
			Remaining
	Number	Weighted-	Contractual	Aggregate
	of	Average	Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding, December 31, 2007	4,081,060	$8.52	4.8	$1
Options granted	2,950,000	1.07
Options exercised	-	-
Options forfeited and expired	(2,334,486)	8.17
Options outstanding, December 31, 2008	4,696,574	$4.01	6.2	$894

Options exercisable, December 31, 2008	1,352,778	$9.04	4.0	$18
Options exercisable, December 31, 2007	1,831,917	$10.08	4.6	$1
Options exercisable, December 31, 2006	1,382,857	$10.60	4.8	$697

~ 57 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Other information pertaining to option activity was as follows:

	Years Ended December 31,
	2008	2007	2006
Total fair value of stock options vested	$5,384	$3,155	$7,289
Total intrinsic value of stock options exercised	$-	$108	$1,446

   The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted-
		average
		remaining	Weighted-		Weighted-
	Number of	contractual life	average	Number of	average
Range of exercise prices	shares	in years	exercise price	shares	exercise price
$0.57 – $0.68	1,400,000	6.1	$0.65	25,000	$0.57
$1.03 – $1.47	1,547,500	9.2	1.46	157,500	1.46
$3.75 – $6.01	608,855	3.8	5.08	311,259	5.15
$6.24 – $9.78	677,808	3.8	6.84	422,433	6.96
$12.96 – $24.88	462,411	2.5	17.21	436,586	17.06
	4,696,574	6.2	$4.01	1,352,778	$9.04

Restricted Stock Awards

We have also granted restricted stock awards to employees under the EIP.  A restricted stock award is an award of shares of our Common Stock that is subject to time-based vesting during a specified period, which is generally three years.  Restricted stock awards are independent of option grants and may be subject to forfeiture if employment terminates prior to the vesting of the awards.  Participants have full voting and dividend rights with respect to shares of restricted stock.

We expense the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock awards at the date of grant, on a straight-line basis over the vesting period.  For these purposes, the fair market value of the restricted stock award is determined based on the closing price of our Common Stock on the grant date.

The following table presents a summary of the activity of our restricted stock awards:

			Weighted-
			Average
	Number	Weighted-Average	Remaining Vesting
	of	Grant-date	Term
	Shares	Fair Value	(In Years)
Restricted stock outstanding, December 31, 2007	1,699,995	$1.50	2.9
Restricted stock granted	92,500	0.95
Restricted stock vested	(1,282,498)	1.48
Restricted stock forfeited	(30,000)	0.48
Restricted stock outstanding, December 31, 2008	479,997	$1.50	1.9

For the year ended December 31, 2008 the expense for restricted stock awards included in the consolidated statements of operation was $2,081.  As of December 31, 2008, there was $435 of unrecognized compensation cost related to restricted stock award share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 1.9 years.

~ 58 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  The eligible employees receive a 5% discount from the market price at the end of each calendar quarter.  There is no stock-based compensation expense associated with our ESPP.

Employees contributed $100, $88, and $33 during the years ended December 31, 2008, 2007, and 2006, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

(9)    Commitments and Contingencies

Between March 22, 2006 and April 26, 2006, seven putative securities class action lawsuits were filed in the U.S. District Court for the Eastern District of Wisconsin, on behalf of a class of persons who acquired shares of our Common Stock between August 2, 2005 and March 16, 2006.  On November 22, 2006, the Court consolidated the seven cases, appointed the Southwest Carpenters Pension Trust to be the lead plaintiff and approved the Trust’s choice of its lead counsel.  The lead plaintiff filed a consolidated amended complaint on March 21, 2007.  Defendants in the suit included us, Richard A. Linden, our former President and Chief Executive Officer, Scott T. Veech, our former Chief Financial Officer, David M. Noshay, our former Senior Vice President of Strategic Business Development, and KPMG LLP, our independent public accountants at the time.  The consolidated amended complaint arose out of our restatement of financial statements, as well as our investigation of allegations made in anonymous letters received by us.  The lawsuits allege that we and the other defendants violated Section 10(b) and that the individuals violated Section 20(a) of the Securities Exchange Act of 1934, as amended.  The consolidated amended complaint seeks damages in unspecified amounts.  The defendants filed motions to dismiss.  On March 31, 2008, the motions to dismiss us, Mr. Linden and Mr. Veech were denied, and the motions to dismiss Mr. Noshay and KPMG were granted without prejudice.  On April 30, 2008, we entered into an agreement in principle with the plaintiff in the consolidated securities class action suits filed against us.  The agreement in principle provided for the settlement, release and dismissal of all claims asserted against Merge and the individual defendants in the litigation.  In exchange, we agreed to a one time cash payment of $3,025 to the plaintiff and our primary and one of our excess directors and officers insurance carriers agreed to a one time cash payment of $12,975 to the plaintiff, for a total payment of $16,000.  Our costs were accrued as of June 30, 2008, as payment was contingent upon completion of a financing transaction, and were recorded as a general and administrative expense.  The settlement amounts were paid into escrow in July 2008.  The proposed settlement was preliminarily approved on July 15, 2008 and was dismissed with prejudice following settlement in November 2008.  There was no admission of wrongdoing or liability by the defendants in the settlement.

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

~ 59 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In March 2008, we received $1,050 from our primary directors and officers liability insurance carrier for reimbursement of legal expenses in connection with the class action and derivative action against Merge and some of its current and former directors and officers.  This reimbursement was recorded as a credit to general and administrative expense.  We do not anticipate that additional funds will be collected from the insurance carriers related to these defense costs.

On April 27, 2006, Merge received an informal, non-public inquiry from the SEC requesting voluntary production of documents and other information.  The inquiry principally related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.  On July 10, 2007, SEC Staff advised us that the SEC had issued a formal order of investigation in this matter.  Merge is cooperating fully with the SEC.  The SEC Staff has informed Merge that the Staff is considering recommending an injunctive or cease and desist order against Merge prohibiting violations of the reporting, record-keeping, and internal control provisions under the Securities Exchange Act of 1934.  The Staff did not inform us that it is considering recommending any monetary sanctions against us.  However, the matter has not yet been finally resolved, and, until such final resolution, we will continue to incur expenses, including legal fees and other costs, in connection with the SEC’s investigation.

In addition to the matters discussed above, we are from time to time parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, product liability claims, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

(10)   Leases

We have non-cancelable operating leases at various locations.  Our headquarters in Milwaukee, Wisconsin, has approximately 36,000 square feet and is leased through April 2011.  We also have a significant facility in Mississauga, Ontario, Canada, which has approximately 30,000 square feet and is leased through December 2009.

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $1,877, $2,052, and $1,389, respectively, net of sub-lease income of zero, $168 and $180, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2008, are:

2009	1,180
2010	696
2011	352
2012	58
2013	44
Thereafter	-
Total minimum lease payments	$2,330

The above obligations do not include lease payments or sub-lease income related to facilities that we have either ceased to use or abandoned as of December 31, 2008, as the related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of December 31, 2008.

(11)   Restructuring

We incurred $8,749, $960, and $2,725 of restructuring charges during the years ended December 31, 2008, 2007, and 2006, respectively in goodwill and trade name impairment, restructuring charges and other expenses in our statements of operations.

~ 60 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

 Fourth Quarter 2006 Initiative

In the fourth quarter of 2006, we reorganized our operations.  As a result, approximately 150 individuals (including temporary persons and consultants) were terminated and we ceased use of our San Francisco and Tokyo facilities.  The charges recorded in 2006 include contract termination costs of $59.  The charges recorded in 2007 are also associated with the 2006 initiative.

During the year ended December 31, 2008 we completed two separate restructuring and reorganization initiatives.

First Quarter 2008 Initiative

On February 14, 2008, we announced a reduction in our worldwide headcount, including consultants, by approximately 160 individuals with the majority of those reductions having been completed on or before the announcement.  This restructuring plan was designed to better align our costs with our anticipated revenues going forward and included personnel terminations from all parts of the organization.  We recognized restructuring related charges in our consolidated financial statements of $1,423, consisting of $1,139 in severance and related employee termination costs and $284 in contract exit costs, primarily consisting of future lease payments on our Burlington, Massachusetts leased office, which we completely vacated during the first quarter of 2008.

Second Quarter 2008 Initiative

On June 4, 2008, we announced a change in executive management, reorganization of our operating business units and reduction in headcount by approximately 60 individuals.  This restructuring plan was designed primarily to align our corporate costs and infrastructure with the size of the organization as well as to align business unit costs with anticipated revenues going forward.  We recognized restructuring related charges in our consolidated financial statements of $7,326, consisting of $4,541 in severance and related employee termination costs, $1,970 of share-based compensation expense associated with the accelerated vesting of stock options and restricted stock for certain former officers and $815 in contract exit costs.  The severance costs are primarily related to payments to former officers.  The contract exit costs primarily consist of future lease payments on the Alpharetta, Georgia office, which we completely vacated as of September 30, 2008 and our Mississauga, Ontario office, of which we abandoned a portion of the 60,000 square feet of leased space during the second quarter of 2008.   See Note 8 for further discussion of share-based compensation expense related to certain executive terminations.

~ 61 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following table shows the restructuring activity during the years ended December 31, 2008, 2007 and 2006:

	Employee Termination Costs	Lease & Contract Exit Costs	Total

Prior Initiatives
Balance at December 31, 2005	$17	$175	$192
Payments	(17)	(175)	(192)
Balance at December 31, 2006	$-	$-	$-
Fourth Quarter 2006 Initiative
Balance at December 31, 2005	$-	$-	$-
Charges to expense	2,666	59	2,725
Payments	(669)	(59)	(728)
Balance at December 31, 2006	$1,997	$-	$1,997
Charges to expense	960	-	960
Payments	(2,826)	-	(2,826)
Balance at December 31, 2007	$131	$-	$131
Payments	(131)	-	(131)
Balance at December 31, 2008	$-	$-	$-
First Quarter 2008 Initiative
Balance at December 31, 2007	$-	$-	$-
Charges to expense	1,139	284	1,423
Payments	(1,103)	-	(1,103)
Foreign Exchange	(5)	-	(5)
Balance at December 31, 2008	$31	$284	$315
Second Quarter 2008 Initiative
Balance at December 31, 2007	$-	$-	$-
Charges to expense	4,541	815	5,356
Payments	(3,959)	(354)	(4,313)
Foreign Exchange	(80)	(90)	(170)
Balance at December 31, 2008	$502	$371	$873
Total balance at December 31, 2008	$533	$655	$1,188

As of December 31, 2008, $1,173 of the remaining balance for restructuring costs was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities on the consolidated balance sheet.

(12)   Income Taxes

Components of loss before income taxes for the years ended December 31, 2008, 2007, and 2006 are as follows:

	Years Ended December 31,
	2008	2007	2006
United States	$(21,594)	$(135,575)	$(218,274)
Foreign	(2,149)	(36,233)	(31,199)
	$(23,743)	$(171,808)	$(249,473)

~ 62 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The provision for income taxes consists of the following for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(216)	$88	$313
State	82	14	(60)
Foreign	249	-	28
Total current	115	102	281
Deferred:
Federal	82	(97)	8,332
State	(28)	(35)	1,619
Foreign	(229)	(210)	(782)
Total deferred	(175)	(342)	9,169
Total provision	$(60)	$(240)	$9,450

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 34% for the years ended December 31, 2008, 2007 and 2006 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2008	2007	2006

Expected tax expense (benefit)	$(8,073)	$(58,415)	$(84,820)
Total increase (decrease) in income taxes resulting from:
Nondeductible impairment of goodwill	-	41,606	72,793
Change in valuation allowance allocated to income tax expense	8,303	16,120	21,339
Extraterritorial income tax benefit	-	-	(219)
Research and experimentation credit	(178)	-	(209)
Employee stock options	354	829	896
Nondeductible expenses	33	120	175
State and local income taxes, net of federal income tax benefit	(188)	(498)	(229)
Foreign income tax rate differential	(103)	560	(753)
Other	(208)	(562)	477
Actual income tax expense (benefit)	$(60)	$(240)	$9,450

~ 63 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented as follows:

	December 31,
	2008	2007
Deferred tax assets:
Accrued wages	$531	$668
Deferred revenue	585	767
Depreciation	2,564	3,191
Research and experimentation credit carry forwards	3,951	4,173
Other credit carry forwards	2,627	1,853
Net operating loss carry forwards	21,185	17,056
Foreign net operating loss carry forwards	13,658	17,007
Nonqualified stock options	1,744	2,388
Other	2,716	2,496
Total gross deferred tax assets	49,561	49,599
Less: asset valuation allowance	(42,387)	(40,925)
Net deferred tax asset	7,174	8,674
Deferred tax liabilities:
Software development costs and intangible assets	(181)	(1,615)
Intangibles—customer contracts & tradenames	(764)	(1,126)
Other	(1,466)	(1,345)
Total gross deferred liabilities	(2,411)	(4,086)
Net deferred tax asset	$4,763	$4,588
Included on balance sheet:
Current assets: deferred income taxes	$217	$260
Non-current asset: deferred income taxes	4,585	4,585
Non-current liabilities: deferred income taxes	(39)	(257)
Net deferred income taxes	$4,763	$4,588

At December 31, 2008, we had U.S. federal net operating loss, research credit and foreign tax credit carryforwards of $57,049, $2,311 and $709 respectively, state net operating loss and research credit carryforwards of $20,630 and $823, respectively, foreign federal and provincial net operating loss carryforwards of $39,700 and $39,300, respectively, and foreign federal and provincial research credit carryforwards of $1,416 and $223, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2009 and continuing through 2028, 2027 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2009, and continuing through 2028 and the credit carrryforwards expire in varying amounts beginning 2012 and continuing through 2023.  The foreign tax credits expire in varying amounts beginning in 2012, and continuing through 2016.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2009, and continuing through 2028.

Management has an obligation under SFAS No. 109 to review, at least annually, the components of our deferred tax assets.  This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits.  In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized.

Management’s analysis for 2008 determined that a valuation allowance of $42,387 is necessary at December 31, 2008 for a majority of our Canadian and U.S. deferred tax assets.  This decision is based upon many factors, both quantitative and qualitative, such as (1) substantial current year losses, (2) significant unutilized operating loss and credit carryforwards, (3) limited cash refund carryback opportunities, (4) uncertain future operating profitability and (5) substantial organization and operating restructuring.  We also considered the effect of U.S. Internal Revenue Code (“Code”) Section 382 on our ability to utilize existing net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  We experienced an ownership change on June 4, 2008 and determined a majority of our U.S. and state net operating loss and credit carryforwards will be subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex and continues to be fully evaluated with respect to the June 4, 2008 ownership change, the valuation allowance established as of December 31, 2008 is considered necessary to reduce our deferred tax assets to the amount expected to be realized, based upon all available information at such time.

~ 64 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The net increase in the valuation allowance for the years ending December 31, 2008, 2007, and 2006 was $1,462, $10,907 and $21,365, respectively.

There exist potential tax benefits for us associated with both nonqualified and incentive stock options.  The income tax benefit of excess tax benefits related to nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options during 2008, 2007, and 2006 were zero, zero and $988, respectively.  Under SFAS No. 123(R) the income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

We adopted the provisions of FIN No. 48 on January 1, 2007.  The adoption of FIN No. 48 did not result in an adjustment to retained earnings due to the full valuation allowance maintained on our deferred tax assets.  The total amount of unrecognized tax benefits as of December 31, 2008 and December 31, 2007 was $6,485 and $6,070, respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2008 were $178 and $56, respectively.  Total accrued interest and penalties as of December 31, 2007 were $150 and $45, respectively.  Total interest and penalties included in tax expense for the year ended December 31, 2008 was $28 and $11, respectively.  Total interest and penalties included in tax expense for the year ended December 31, 2007 was $13 and zero, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
Balance at January 1	$6,070	$5,747
Gross increases - tax positions in current year	415	323
Balance at December 31	$6,485	$6,070

The total amount of unrecognized tax benefits at December 31, 2008 and December 31, 2007 that, if recognized, would affect the effective tax rate from continuing operations is $3,384 and $2,970 respectively.  The remainder of unrecognized tax benefits relate to tax positions of acquired entities taken prior to their acquisition.  If recognized in fiscal years beginning after December 15, 2008, the benefit will be credited to income tax expense under SFAS No. 141(R).  Otherwise, recognition would result in a decrease to other non-current intangible assets.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S., various states and foreign jurisdictions.  We are not currently under examination in the U.S. and Canada federal taxing jurisdictions for which years ending after 2004 remain subject to examination.  Years prior to 2005 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2004 or remain subject to carryforward.

We have recorded income tax expense on all profits, except for undistributed profits of non-U.S. subsidiaries, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

~ 65 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(13)   Earnings Per Share

Basic and diluted net loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share excludes the potential dilution that could occur based on the exercise of stock options and restricted stock awards, including those with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008, 2007, and 2006.

	Years Ended December 31,
	2008	2007	2006
Numerator:
Net loss	$(23,683)	$(171,568)	$(258,923)
Denominator:
Weighted average number of shares of Common Stock outstanding	46,717,546	33,913,379	33,701,735
Net loss per share - basic and diluted	$(0.51)	$(5.06)	$(7.68)

The weighted average number of shares of Common Stock outstanding used to calculate basic and diluted net loss includes exchangeable share equivalent securities for the years ended December 31, 2008, 2007, and 2006, of 1,475,802, 2,307,178, and 4,749,969, respectively.

As a result of the loss during the years ended December 31, 2008, 2007 and 2006, incremental shares from the assumed conversion of employee stock options totaling zero, 43,996, and 602,696, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss during the years ended December 31, 2008, 2007 and 2006, incremental shares from the assumed conversion of restricted stock awards totaling 1,086,719, 172,323 and zero, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

For the years ended December 31, 2008, 2007, and 2006, options to purchase 3,296,574, 3,850,352, and 1,218,053 shares of our Common Stock, respectively, had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net loss per share.

The following potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share, were outstanding at December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
Stock options	4,696,574	4,081,060	3,571,799
Restricted stock awards	479,997	1,699,995	-
	5,176,571	5,781,055	3,571,799

(14)    Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and RRSP for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in the years ended December 31, 2008, 2007 and 2006.  Our matching contributions totaled $386, $730, and $806 for the years ended December 31, 2008, 2007, and 2006, respectively.

~ 66 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(15)    Segment Information

The following table provides revenue from our business units for the periods indicated:

	Year Ended December 31, 2008
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$12,056	$15,505	$27,561
Service and maintenance	18,849	10,325	29,174
Total net sales	$30,905	$25,830	$56,735

	Year Ended December 31, 2007
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$16,539	$13,051	$29,590
Service and maintenance	21,185	8,797	29,982
Total net sales	$37,724	$21,848	$59,572

	Year Ended December 31, 2006
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$28,353	$11,922	$40,275
Service and maintenance	25,893	8,154	34,047
Total net sales	$54,246	$20,076	$74,322

Cash in Excess of Federally Insured Amount

Substantially all of our cash and cash equivalents are held at a few financial institutions located in the U.S., Canada and the Netherlands.  Deposits held with these banks exceed the amount of insurance provided on such deposits.  Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Net Sales and Accounts Receivable

The majority of our clients are OEMs, imaging centers, hospitals and integrated delivery networks.  If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us.  Our access to certain software and hardware components is dependent upon single and sole source suppliers.  The inability of any supplier to fulfill our supply requirements could affect future results.

Foreign sales, denominated in U.S. Dollars, accounted for approximately 24%, 22%, and 18% of our net sales for the years ended December 31, 2008, 2007, and 2006, respectively.  For the years ended December 31, 2008, 2007, and 2006, sales in foreign currency represented approximately 5%, 6%, and 4%, respectively, of our net sales.

~ 67 ~

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following tables present certain geographic information, based on location of customer:

	Net Sales for the Years Ended December 31,
	2008	2007	2006
United States of America	$43,305	$46,330	$60,660
Japan	3,717	3,232	3,394
Europe	6,924	7,244	7,024
Canada	1,206	1,236	2,139
Other	1,583	1,530	1,105
Total net sales	$56,735	$59,572	$74,322

	Long-Lived Assets at December 31,
	2008	2007
United States of America	$1,762	$3,044
Canada	185	816
Europe	16	221
India	-	510
Other	11	40

         Long-lived assets represent property, plant and equipment, net of related depreciation. Long-lived assets in service at the China office were not material as of December 31, 2008 and 2007.

(16)    Quarterly Results (unaudited)

	2008 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$13,743	$13,315	$14,616	$15,061
Gross margin	8,053	8,102	10,032	10,476
Income (loss) before income taxes	(7,832)	(18,581)	697	1,973
Net income (loss)	(7,832)	(18,197)	428	1,918
Basic income (loss) per share	$(0.23)	$(0.45)	$0.01	$0.03
Diluted income (loss) per share	(0.23)	(0.45)	0.01	0.03

	2007 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$15,874	$14,036	$14,054	$15,608
Gross margin	9,295	7,508	3,765	9,656
Loss before income taxes	(9,707)	(10,729)	(141,840)	(9,532)
Net loss	(9,721)	(10,740)	(141,554)	(9,553)
Basic loss per share	$(0.29)	$(0.32)	$(4.17)	$(0.28)
Diluted loss per share	(0.29)	(0.32)	(4.17)	(0.28)

(17)    Other Subsequent Events

We utilized the services of a third party to review and value our patent portfolio.  Following this review, we further assessed our patent portfolio and identified which patents were not necessary to support our business, and pursued the sale of such patents.  These sales are expected to close in the first quarter of 2009, resulting in net proceeds of $510.

~ 68 ~

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

(c)	Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

(d)	Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None.

~ 69 ~

PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we will file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2008 annual shareholder meeting (the “Proxy Statement”) not later than April 30, 2008, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2009 annual meeting of shareholders.   Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2009 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2009 proxy statement under the caption “Information Concerning Directors Nominees and Executive Officers - Board Committees.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2009 proxy statement under the heading “Information Concerning Directors Nominees and Executive Officers - Code of Business Conduct and Ethics.”  The Code of Ethics is included on the Company’s website, www.merge.com (Investor Relations link).

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)   The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2008 and 2007;

•	Consolidated Statements of Operations for each of the three years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2008, 2007 and 2006;

•	Consolidated Statements of Comprehensive Loss for each of the three years ended December 31, 2008, 2007 and 2006; and

•	Notes to Consolidated Financial Statements.

(b)   See Exhibit Index that follows.

~ 70 ~

Exhibit Index

3.1	Certificate of Incorporation as filed on October 14, 2008
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008
3.3	Bylaws of Registrant
4.1	Term Note, dated June 4, 2008, between Registrant and Merrick RIC, LLC(A)
10.1	Registration rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC(A)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC(B)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008(C)*
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008(C)*
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008(C)*
10.6	Employment Letter Agreement between the Registrant and Antonia Wells entered into as of June 4, 2008(C)*
10.7	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC(D)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(E), as amended and restated in its entirety as of September 1, 2003(F)*
10.10	1998 Stock Option Plan for Directors(G)*
10.11	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000(H)*
10.12	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(F)*
10.13	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(I)*
10.14	Form of Non-Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(J)*
10.15	Form of Incentive Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(J)*
10.16	Form of Director Non-Qualified Stock Option Agreement under Registrant’s 2005 Equity Incentive Plan(J)*
14.1	Code of Ethics
14.2	Whistleblower Policy
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman LLP
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Compensation Committee Charter
99.2	Nominating & Governance Committee Charter

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2008.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 22, 2008.
(C)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 15, 2008.
(D)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 7, 2008.
(E)	Incorporated by reference from Registration Statement on Form SB-2 No. 333-39111) effective January 29, 1998.
(F)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003.
(G)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(H)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(I)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-125386) effective June 1, 2005.
(J)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

~ 71 ~

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated
Date: March 11, 2009	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

Date: March 11, 2009	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 11, 2009	By:	/s/ Michael W. Ferro, Jr.
Michael W. Ferro, Jr.
Chairman of the Board

Date: March 11, 2009	By:	/s/ Dennis Brown
Dennis Brown
Director

Date: March 11, 2009	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer and Director

Date: March 11, 2009	By:	/s/ Gregg G. Hartemayer
Gregg G. Hartemayer
Director

Date: March 11, 2009	By:	/s/ Richard A. Reck
Richard A. Reck
Director

Date: March 11, 2009	By:	/s/ Neele E. Stearns, Jr.
Neele E. Stearns, Jr.
Director