Form 10-Q
period 2009-03-31
MERGE HEALTHCARE INC
filed 2009-05-08
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0–29486

MERGE HEALTHCARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	39–1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).      Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of May 1, 2009:  56,772,006

PART 1 - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except for share data)

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents, including restricted cash of $363 and $621 at March 31, 2009
and December 31, 2008, respectively	$19,690	$17,848
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,602
and $1,378 at March 31, 2009 and December 31, 2008, respectively	13,387	12,779
Inventory	114	550
Prepaid expenses	1,456	1,509
Deferred income taxes	217	217
Other current assets	278	721
Total current assets	35,142	33,624
Property and equipment:
Computer equipment	6,366	6,317
Office equipment	1,988	1,989
Leasehold improvements	1,291	1,272
	9,645	9,578
Less accumulated depreciation	7,915	7,604
Net property and equipment	1,730	1,974
Purchased and developed software, net of accumulated amortization of $13,234 and
$12,584 at March 31, 2009 and December 31, 2008, respectively	5,003	5,653
Customer relationships, net of accumulated amortization of $1,496 and $1,259 at
March 31, 2009 and December 31, 2008, respectively	2,054	2,291
Deferred income taxes	4,585	4,585
Investments	5,527	5,690
Other assets	775	920
Total assets	$54,816	$54,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,760	$3,387
Accrued wages	1,759	1,590
Restructuring accrual	673	1,173
Other accrued liabilities	2,760	3,070
Deferred revenue	14,324	16,150
Total current liabilities	22,276	25,370
Note payable	14,358	14,230
Deferred income taxes	39	39
Deferred revenue	466	644
Income taxes payable	5,435	5,418
Other	177	195
Total liabilities	42,751	45,896
Shareholders' equity:
Common stock, $0.01 par value: 100,000,000 shares authorized: 55,603,076 shares and 55,506,702
shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	556	555
Common stock subscribed, 20,210 shares and 30,271 shares at March 31, 2009 and
December 31, 2008, respectively	26	37
Additional paid-in capital	465,638	465,083
Accumulated deficit	(455,799)	(458,641)
Accumulated other comprehensive income	1,644	1,807
Total shareholders' equity	12,065	8,841
Total liabilities and shareholders' equity	$54,816	$54,737

See accompanying notes to unaudited condensed consolidated financial statements.

~ 1 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2009	2008
Net sales:
Software and other	$8,684	$6,055
Services and maintenance	6,625	7,688
Total net sales	15,309	13,743
Cost of sales:
Software and other	1,230	1,199
Services and maintenance	2,150	3,775
Amortization	650	716
Total cost of sales	4,030	5,690
Gross margin	11,279	8,053
Operating costs and expenses:
Sales and marketing	1,672	3,362
Product research and development	2,271	4,735
General and administrative	3,252	6,158
Restructuring and other expenses	-	1,362
Depreciation and amortization	548	842
Total operating costs and expenses	7,743	16,459
Operating income (loss)	3,536	(8,406)
Other income (expense):
Interest expense	(761)	(1)
Interest income	8	94
Other, net	81	481
Total other income (expense)	(672)	574
Income (loss) before income taxes	2,864	(7,832)
Income tax expense	22	-
Net income (loss)	$2,842	$(7,832)

Net income (loss) per share - basic	$0.05	$(0.23)
Weighted average number of common shares outstanding - basic	56,304,568	33,926,183

Net income (loss) per share - diluted	$0.05	$(0.23)
Weighted average number of common shares outstanding - diluted	57,189,532	33,926,183

See accompanying notes to unaudited condensed consolidated financial statements.

~ 2 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,842	$(7,832)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation and amortization	1,198	1,558
Share-based compensation	519	1,328
Amortization of note payable issuance costs & discount	274	-
Provision for doubtful accounts receivable and sales returns, net of recoveries	234	18
Changes in operating assets and liabilities, net of effect of dispositions:
Accounts receivable	(842)	868
Inventory	436	182
Prepaid expenses	53	(551)
Accounts payable	(626)	(329)
Accrued wages	169	914
Restructuring accrual	(500)	872
Deferred revenue	(2,004)	(1,836)
Other accrued liabilities	(333)	(211)
Other	463	(130)
Net cash provided by (used in) operating activities	1,883	(5,149)
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(67)	(296)
Change in restricted cash	258	-
Net cash provided by (used in) investing activities	191	(296)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	26	-
Net cash provided by financing activities	26	-
Effect of exchange rates on cash and cash equivalents	-	(33)
Net increase (decrease) in cash and cash equivalents	2,100	(5,478)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	17,227	13,637
Cash and cash equivalents (net of restricted cash), end of period (2)	$19,327	$8,159

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$488	$-
Cash paid for income taxes, net of refunds	$(207)	$20

(1)	Net of restricted cash of $621 and $363 at December 31, 2008 and 2007, respectively.
(2)	Net of restricted cash of $363 and $363 at March 31, 2009 and 2008, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

~ 3 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$(458,641)	$1,807	$8,841
Exchange of exchangeable share
rights into Common Stock	-	-	-	-	66,103	1	(1)	-	-	-
Issuance of Common Stock	-	-	-	-	-	-	-	-	-	-
Stock issued under ESPP	-	-	(10,061)	(11)	30,271	-	37	-	-	26
Vesting of restricted stock	-	-	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	519	-	-	519
Net income	-	-	-	-	-	-	-	2,842	-	2,842
Other comprehensive loss	-	-	-	-	-	-	-	-	(163)	(163)
Balance at March 31, 2009	1	$-	20,210	$26	55,603,076	$556	$465,638	$(455,799)	$1,644	$12,065

See accompanying notes to unaudited condensed consolidated financial statements.

~ 4 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$2,842	$(7,832)
Translation adjustment	-	(270)
Unrealized loss on marketable security	(163)	(401)
Comprehensive net income (loss)	$2,679	$(8,503)

See accompanying notes to unaudited condensed consolidated financial statements.

~ 5 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008 of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge,” “we,” “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the quarterly period ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Intangible Assets Subject to Amortization

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of March 31, 2009 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	2.2	$11,424	$(7,357)
Customer relationships	2.1	3,550	(1,496)
Total		$14,974	$(8,853)

Amortization expense for purchased software, which is being recorded in the amortization classification within cost of sales on a ratable basis over the life of the related intangible asset, was $469 and $530 in the three months ended March 31, 2009 and 2008, respectively.  Customer relationships amortization expense, which is being recorded in the depreciation and amortization expense classification of operating costs and expenses on a ratable basis over the life of the related intangible asset, was $237 and $259 in the three months ended March 31, 2009 and 2008, respectively.

Estimated aggregate amortization expense for purchased software and customer relationships, which become fully amortized in 2011, for the remaining periods is as follows:

For the remaining 9 months of the year ended:	2009	$2,119
For the year ended December 31:	2010	2,825
	2011	1,177

As of March 31, 2009, we had gross capitalized software development costs of $6,813 and accumulated amortization of $5,877.  The weighted average remaining amortization period of capitalized software development costs was 1.3 years as of March 31, 2009.  We did not capitalize any software development costs in the three months ended March 31, 2009 or 2008.  Capitalized software development amortization expense was $181 and $186 in the three months ended March 31, 2009 and 2008, respectively, and was recorded in the amortization classification within cost of sales.

~ 6 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(3)	Fair Value Measurement

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value of financial assets and liabilities.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  In calculating potential impairment losses, we evaluate the fair value of investments by comparing them to certain public company metrics such as revenue multiples, information obtained from independent valuations, and inquiries and estimates made by us.  We performed the evaluation of our Level 3 investments in the quarterly period ended March 31, 2009, and concluded that there was no significant change in the fair value of these investments.  Financial assets (non-current investments) carried at fair value as of March 31, 2009 are classified in one of three categories as follows:

	Level 1	Level 2	Level 3	Total
Investment in publicly traded equity security	$155	$-	$-	$155
Investments in equity securities of private companies	-	-	5,372	5,372
Total	$155	$-	$5,372	$5,527

(4)	Transactions with Related Party

On June 4, 2008, we completed a private placement pursuant to which we raised net proceeds of $16,639 through a securities purchase agreement with Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC ("Merrick Ventures"), which was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note due June 4, 2010 and 21,085,715 shares of our Common Stock.  The note bears interest at 13.0% per annum, payable quarterly in arrears.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the chairman of our board of directors, also serves as the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls the term note and all of the shares owned by Merrick.  As of March 31, 2009, Merrick and its affiliates owned approximately 50.1% of our Common Stock.  During the three months ended March 31, 2009, we paid interest of $488 to Merrick.  As of March 31, 2009, we have recorded $163 of accrued interest on the note for one month in other accrued liabilities.

Effective January 1, 2009, we entered into a consulting agreement with Merrick under which we receive certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term.  During the three months ended March 31, 2009, we paid $100 to Merrick for such services and recognized $130 in expense within the general and administrative expense classification of operating costs and expenses.  As of March 31, 2009, we have $30 recorded in accounts payable covering obligations under this agreement.

On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare Solutions, LLC (“Merrick Healthcare”).  Under terms of the agreement, Merrick Healthcare purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the quarter ended March 31, 2009 related to this transaction.

(5)	Shareholders’ Equity

As part of our business combination with Cedara Software Corp. in June 2005, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software Corp. and granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software Corp. exchangeable shares on a one-for-one basis.  On February 13, 2009, we exercised our call right regarding redemption of the outstanding exchangeable shares, as certain conditions allowing us to do so were met.  Final redemption occurred on April 15, 2009, and the exchangeable shares were delisted from the Toronto Stock Exchange following the close of trading on April 16, 2009.  As of March 31, 2009, there were 668,723 Cedara Software Corp. exchangeable shares outstanding.  These outstanding shares have been and continue to be included within the outstanding shares used in the calculation of our basic earnings per share.

~ 7 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(6)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment, recognized during the periods indicated:

	Three Months Ended March 31,
	2009	2008
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$15	$94
Sales and marketing	92	340
Product research and development	82	190
General and administrative	330	704
Total	$519	$1,328

There were no stock options granted or exercised, and there were 143,129 options forfeited or expired in the three months ended March 31, 2009.  Stock options outstanding as of March 31, 2009 were 4,553,445.  There was no restricted stock award activity in the three months ended March 31, 2009.  There were 479,997 shares of restricted stock outstanding as of March 31, 2009.

As of March 31, 2009, there was approximately $2,762 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

(7)	Commitments and Contingencies

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

During 2008 we completed two separate restructuring and reorganization initiatives, one in the first quarter of 2008 and another in the second quarter of 2008, which had payments outstanding as of December 31, 2008.  The following table illustrates the activity related to these two initiatives in the three months ended March 31, 2009:

~ 8 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Employee Termination Costs	Contract Exit Costs	Total
First Quarter 2008 Initiative
Balance at December 31, 2008	$31	$284	$315
Charges to expense	-	-	-
Payments	(8)	-	(8)
Foreign exchange	(2)	-	(2)
Balance at March 31, 2009	21	284	305
Second Quarter 2008 Initiative
Balance at December 31, 2008	502	371	873
Charges to expense	-	-	-
Payments	(390)	(91)	(481)
Foreign exchange	(6)	(8)	(14)
Balance at March 31, 2009	106	272	378
Total Balance at March 31, 2009	$127	$556	$683

As of March 31, 2009, $673 of the remaining balance for restructuring costs was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

(9)	Income Taxes

We record income tax expense on an interim basis under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109, Accounting for Income Taxes.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the effect of changes in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the three month period ending March 31, 2009, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

(10)	Earnings Per Share

Basic and diluted net earnings or loss per share is computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our Common Stock, as such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income (loss)	$2,842	$(7,832)
Denominator:
Weighted average number of shares of Common Stock
outstanding - basic	56,304,568	33,926,183
Effect of stock options	404,967	-
Effect of restricted stock	479,997	-
Denominator for net income (loss) per share - diluted	57,189,532	33,926,183
Net income (loss) per share - basic	$0.05	$(0.23)
Net income (loss) per share - diluted	$0.05	$(0.23)

The weighted average number of shares of Common Stock outstanding used to calculate basic net income (loss) per share includes exchangeable share equivalent securities traded on the Toronto Stock Exchange of 730,198 and 1,688,483 for the three months ended March 31, 2009 and 2008, respectively.

~ 9 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

For the three months ended March 31, 2009 and 2008, options to purchase 3,110,945 and 3,832,927 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.

As a result of the loss in the three months ended March 31, 2008, incremental shares from restricted stock awards totaling 1,765,077 have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(11)	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.  Our Chief Executive Officer has been identified as the chief operating decision maker in assessing the performance and the allocation of resources within Merge Healthcare.  Our Chief Executive Officer relies on the information derived from our financial reporting process, which includes revenue by business unit and consolidated operating results and consolidated assets.  As we currently do not have discrete financial information available for our business units, we operate as a single segment for reporting purposes as prescribed by SFAS No. 131.

The following tables provide revenue from our business units for the periods indicated:

	Three Months Ended March 31, 2009
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$2,666	$6,018	$8,684
Service and maintenance	4,809	1,816	6,625
Total net sales	$7,475	$7,834	$15,309

	Three Months Ended March 31, 2008
	Merge Fusion	Merge OEM	Total
Net sales:
Software and other	$3,058	$2,997	$6,055
Service and maintenance	4,726	2,962	7,688
Total net sales	$7,784	$5,959	$13,743

(12)	Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 amends SFAS No. 157, and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements.  FSP SFAS No. 157-4 shall be applied prospectively with retrospective application not permitted, and shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating this new FSP, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends both SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  This FSP will replace the existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis.  This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security.  This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating this new FSP, but do not believe that it will have a significant impact on the determination or reporting of our financial results.

~ 10 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in the interim financial statements of publicly traded companies as well as in annual financial statements.  Prior to this FSP, fair values for these assets and liabilities were only disclosed annually.  This FSP applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  We are currently evaluating the disclosure requirements of this new FSP.

(13)	Subsequent events

On April 15, 2009, we entered into an asset purchase agreement with eko systems, inc., to purchase certain limited assets for cash consideration of $1,250, of which $125 was placed into escrow.  In addition, we will pay additional cash to eko systems, inc. as a result of earn-out provisions in the agreement over a 12-month period.  We are still in the process of calculating the contingent consideration in accordance with SFAS No. 141(R), Business Combinations.

In April 2009, we received cash proceeds of $382 from the sale of patents which we determined were not necessary to support our business.

~ 11 ~

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2008.

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies

Overview

We develop medical imaging and information management software and deliver related services through two primary business units.  Merge OEM primarily sells software products, developer toolkits and custom engineering services to original equipment manufacturers and Value Added Resellers world-wide.  These customers develop, manufacture or resell medical imaging software or devices.  Merge Fusion primarily sells directly to the end-user healthcare market consisting of hospitals, imaging centers and specialty clinics located in the U.S., Canada, Europe, the Middle East and Africa, and also distributes certain products through the Internet via our website.

We have seen our markets become increasingly affected by the continuing global macroeconomic downturn.  The downturn, which first started in the U.S., has also impacted our customers in other parts of the world.  We believe that our prior initiatives to reduce our operating expenses have appropriately positioned our recurring cost structure.  We believe it is likely that this economic downturn will persist; however, we cannot predict its severity, duration or impact on our future operating results.

We will attempt to use the economic downturn as an opportunity to expand our market share and to continue moving into similar, related, or adjacent markets to those in which we currently are active.  We have recently developed several new products and are pleased with the breadth and depth of product lines and service capabilities.  We believe that this innovation will have a positive impact on our long-term prospects and that our strategy and our ability to execute provide us with long-term growth opportunities.

We are also monitoring the increasing regulatory and legislative activity surrounding healthcare and health information technology.  New legislation has been passed in 2009, including the American Reinvestment and Recovery Act in the U.S., as well as a similar economic stimulus act in China.  Due to the complexity of the legislation, it is difficult to forecast any potential net benefit to our customers and market, and thus we remain cautious about the impact on our business.

~ 12 ~

Index

Results of Operations

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The following operational activities and economic considerations have significantly impacted the results of operations for the periods discussed herein:

•
During 2008, we completed two significant restructuring initiatives, the first in February 2008 and the second in June 2008.  Both of these initiatives included workforce reductions in all parts of the organization as well as elimination of facilities.

•	In the second quarter of 2008, we disposed of our French subsidiary.
•	In the second quarter of 2008, we completed a private placement pursuant to which we raised net proceeds of $16.6 million.
•	In the third quarter of 2008, we exited our operations in India.
•
Our Canadian operations primarily invoice customers in U.S. dollars, whereas the majority of operating expenses, which include approximately one-half of our current workforce, are denominated in the Canadian dollar.  During late 2008, the U.S. dollar to Canadian dollar exchange rate significantly strengthened.  As a result, we have experienced an approximate 20% reduction in average cost for our Canadian dollar denominated expenses in the three months ended March 31, 2009 when compared to similar costs in the three months ended March 31, 2008.

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended March 31,						Change
	2009	%	(1)	2008	%	(1)	$	%

Net sales:
Software and other	$8,684	56.7%		$6,055	44.1%		$2,629	43.4%
Services and maintenance	6,625	43.3%		7,688	55.9%		(1,063)	-13.8%
Total net sales	15,309	100.0%		13,743	100.0%		1,566	11.4%
Cost of sales:
Software and other	1,230	14.2%		1,199	19.8%		31	2.6%
Services and maintenance	2,150	32.5%		3,775	49.1%		(1,625)	-43.0%
Amortization	650	NM	(2)	716	NM	(2)	(66)	-9.2%
Total cost of sales	4,030	26.3%		5,690	41.4%		(1,660)	-29.2%
Gross margin
Software and other	6,804	78.4%	(3)	4,140	68.4%	(3)	2,664	64.3%
Services and maintenance	4,475	67.5%		3,913	50.9%		562	14.4%
Total gross margin	11,279	73.7%		8,053	58.6%		3,226	40.1%
Operating expenses:
Sales and marketing	1,672	10.9%		3,362	24.5%		(1,690)	-50.3%
Product research and development	2,271	14.8%		4,735	34.5%		(2,464)	-52.0%
General and administrative	3,252	21.2%		6,158	44.8%		(2,906)	-47.2%
Restructuring and other expenses	-	0.0%		1,362	9.9%		(1,362)	-100.0%
Depreciation and amortization	548	3.6%		842	6.1%		(294)	-34.9%
Total operating costs and expenses	7,743	50.6%		16,459	119.8%		(8,716)	-53.0%
Operating income (loss)	3,536	23.1%		(8,406)	-61.2%		11,942	NM	(2)
Other income (expense), net	(672)	-4.4%		574	4.2%		(1,246)	-217.1%
Income (loss) before income taxes	2,864	18.7%		(7,832)	-57.0%		10,696	NM	(2)
Income tax expense	22	0.1%		-	0.0%		22	NM	(2)
Net income (loss)	$2,842	18.6%		$(7,832)	-57.0%		$10,674	NM	(2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

~ 13 ~

Index

Net Sales

Net sales, by business unit, are indicated as follows:

	Three Months Ended March 31,				Change
	2009	%	2008	%	$	%
Merge OEM
Software and other	$6,018	39.3%	$2,997	21.8%	$3,021	100.8%
Services and maintenance	1,816	11.9%	2,962	21.6%	(1,146)	-38.7%
Total net sales	7,834	51.2%	5,959	43.4%	1,875	31.5%
Merge Fusion
Software and other	2,666	17.4%	3,058	22.3%	(392)	-12.8%
Services and maintenance	4,809	31.4%	4,726	34.4%	83	1.8%
Total net sales	7,475	48.8%	7,784	56.6%	(309)	-4.0%
Total net sales	$15,309		$13,743		$1,566

Software and Other Sales.  Total software and other sales in 2009 were $8.7 million, an increase of $2.6 million, or 43.4%, from $6.1 million in 2008.  OEM sales increased $3.0 million, primarily due to the fact that sales were negatively affected in the first quarter of 2008 because of customer concerns with our financial viability.  We believe that these concerns were largely alleviated with the financing transaction completed in the second quarter of 2008.  OEM sales in 2009 include $0.4 million from a related party (see note 4 of notes to condensed consolidated financial statements).  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis, especially in the current economic environment.

Service and Maintenance Sales.  Total service and maintenance sales in 2009 were $6.6 million, a decrease of $1.1 million, or 13.8%, from $7.7 million in 2008, primarily due to a decrease in OEM sales.  The OEM business unit has experienced a decrease in the number of custom engineering services projects and revenue, primarily as a result of the reluctance of customers to start new projects in the current economic environment.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $6.8 million in 2009, an increase of $2.7 million, or 64.3%, from $4.1 million in 2008.  Gross margin as a percentage of software and other sales, increased to 78.4% in 2009 from 68.4% in 2008, primarily due to the change in mix of sales from our business units.  OEM sales, which typically consist of software only contracts at higher margins, were 69.3% of sales in 2009 compared to 49.5% in 2008.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $4.5 million in 2009, an increase of $0.6 million, or 14.4%, from $3.9 million in 2008.  Gross margin as a percentage of services and maintenance sales, increased to 67.5% in 2009 from 50.9% in 2008, primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiatives completed in 2008.

Sales and Marketing

Sales and marketing expense decreased $1.7 million, or 50.3%, to approximately $1.7 million in 2009 from $3.4 million in 2008.  Salaries, commissions and other related expenses (including travel and entertainment) decreased $1.0 million and share-based compensation expense decreased $0.3 million, both primarily due to our restructuring initiatives completed in 2008.  In addition, $0.3 million of the decrease was due to a reduction in sales and marketing expenses at our French subsidiary, which we disposed of in April 2008.

Product Research and Development

Product research and development expense decreased $2.4 million, or 52.0%, to $2.3 million in 2009 from $4.7 million in 2008.  The decrease was primarily due to a $1.7 million reduction in salaries, related expenses (including travel and entertainment) and third party service costs as a result of our restructuring initiatives completed in 2008.  Additional decreases include $0.2 million in expenses at our French subsidiary, which we disposed of in April 2008, $0.2 million due to the exiting of our India operations in the third quarter of 2008, and $0.2 million from reduced Canadian related costs due to strengthening of the average exchange rate for the U.S. dollar compared to Canadian dollar.

~ 14 ~

Index

General and Administrative

        General and administrative expense decreased $2.9 million, or 47.2%, to $3.3 million in 2009 from $6.2 million in 2008.  Salaries and related expenses (including travel and entertainment) decreased $1.5 million and share-based compensation expense decreased $0.4 million, both primarily due to our restructuring initiatives completed in 2008.  In addition, legal, accounting and other professional fees associated with the settlement of a class action lawsuit and prior restatement of financial statements decreased by $1.0 million, and we experienced a $0.2 million decrease in expenses at our French subsidiary, which we disposed of in April 2008.  Offsetting these decreases was a $0.2 million increase in bad debt expense in 2009 compared to 2008, primarily as a result of two Fusion business unit customers going bankrupt.

Restructuring and Other Expenses

We recorded a $1.3 million restructuring charge in the three months ended March 31, 2008 related to the restructuring initiative announced in February 2008.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million, or 34.9%, to $0.5 million in 2009 from $0.8 million in 2008, resulting from assets becoming fully depreciated or being disposed of in 2008.

Other Income (Expense), Net

Other income (expense), net decreased by $1.3 million to $0.7 million of net expense in 2009 compared to $0.6 million of net income in 2008.  The net expense in 2009 was due to $0.8 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million note payable issued pursuant to the Merrick financing transaction in the second quarter of 2008, offset by a $0.1 million gain on the sale of certain patents that were no longer necessary to support our business.  Other income in 2008 was attributable to $0.5 million in unrealized foreign exchange gains, primarily between the U.S. dollar and Canadian dollar, and $0.1 million in interest income.  As the exchange rate at December 31, 2008 and March 31, 2009 remained fairly constant, there was minimal impact on unrealized foreign exchange gains (losses) between the U.S. dollar and Canadian dollar in 2009.

Income Tax Expense

In 2009, we recorded income tax expense resulting in an effective tax rate of 0.8%, compared to no income tax expense recorded in 2008.  Our effective tax rates in 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized and realizing assets that are fully reserved with a valuation allowance.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $19.7 million at March 31, 2009, an increase of approximately $1.8 million, or 10.3%, from our balance of $17.8 million at December 31, 2008.  In addition, our working capital was $12.9 million at March 31, 2009, an increase of $4.6 million from our working capital of $8.3 million at December 31, 2008.

On April 15, 2009, we entered into an asset purchase agreement with eko systems, inc., to purchase certain limited assets of the company for cash consideration of $1.3 million, of which $0.1 million was placed into escrow.  In addition, we may pay additional cash to eko systems, inc. as a result of earn-out provisions in the agreement over a 12-month period.

In the quarterly period ending March 31, 2009, we sold for cash proceeds of $0.1 million certain patents that had been identified as no longer necessary to support the business.  In April 2009, we sold additional patents for cash proceeds of $0.4 million.

Operating Cash Flows

Cash provided by operating activities was $1.9 million in 2009, compared to cash used in operating activities of $5.1 million in 2008.  Our operating cash flow in 2009 was primarily due to the income from operations of $4.8 million (excluding non-cash depreciation and amortization expense of $1.2 million, share-based compensation of $0.5 million and amortization of note payable discount and issuance costs of $0.3 million) offset by a decrease in deferred revenue of $2.0 million and increase in gross accounts receivable of $0.8 million.

~ 15 ~

Index

As a result of our 2008 restructuring activities, we anticipate that we will pay approximately $0.7 million over the next several quarters for termination benefits and contract exit costs.  Termination benefits and contract exit costs paid in the first quarter of 2009 were $0.5 million.

Investing Cash Flows

As a result of the final payment to a former officer, pursuant to his separation agreement, $0.3 million of restricted cash was released in 2009.

Contractual Obligations

Total outstanding commitments as of March 31, 2009 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$2,692	$1,620	$951	$121	$-
Note payable (including interest)	17,438	1,950	15,488	-	-
Total	$20,130	$3,570	$16,439	$121	$-

       The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million and $0.3 million in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.  The note payable bears interest at 13.0% per annum, payable quarterly in arrears. The note payable contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the note payable.

        Except for restricted cash of $0.4 million at March 31, 2009, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the low trading price of our Common Stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2009 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.  For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

~ 16 ~

Index

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties:  revenue recognition, allowance for sales returns and doubtful accounts, software capitalization, other long-lived assets, intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended March 31, 2009 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of March 31, 2009, our cash and cash equivalents included money market funds and short term deposits totaling $19.7 million, and earned interest at a weighted average rate of approximately 0.2%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China and Europe that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures in 2009 or 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2009.

~ 17 ~

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K, other than as set forth below.

See also the discussions in Part I, Item 2, “Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

 See Exhibit Index

~ 18 ~

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

May 8, 2009	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

May 8, 2009	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

~ 19 ~

Index

EXHIBIT INDEX

3.1	Certificate of Incorporation as filed on October 14, 2008(A)
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008(A)
3.3	Bylaws of Registrant(A)
4.1	Term Note, dated June 4, 2008, between Registrant and Merrick RIC, LLC(B)
10.1	Registration rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC(B)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC(C)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008(D)
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008(D)
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008(D)
10.6	Employment Letter Agreement between the Registrant and Antonia Wells entered into as of June 4, 2008(D)
10.7	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC(E)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC(A)
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(F), as amended and restated in its entirety as of September 1, 2003(G)
10.10	1998 Stock Option Plan for Directors(H)
10.11	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000(I)
10.12	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(G)
10.13	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(J)
31.1
  Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2
  Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32
  Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
  Sarbanes–Oxley Act of 2002

(A)	Incorporated by reference from the Registrant’s Annual Report on Form 10–K dated March 11, 2009.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated June 6, 2008.
(C)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated May 22, 2008.
(D)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated July 15, 2008.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated July 7, 2008.
(F)	Incorporated by reference from Registration Statement on Form SB-2 No. 333-39111) effective January 29, 1998.
(G)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10–Q for the three and nine months ended September 30, 2003.
(H)	Incorporated by reference from the Registrant’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.
(I)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(J)	Incorporated by reference from the Registrant’s Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.

~ 20 ~

Index

Exhibit 31.1
CERTIFICATION

Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Justin C. Dearborn certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merge Healthcare Incorporated;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or such other persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2009
/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

~ 21 ~

Index

Exhibit 31.2
CERTIFICATION

Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Steven M. Oreskovich certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Merge Healthcare Incorporated;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or such other persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
.
Date: May 8, 2009
//s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

~ 22 ~

Index

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of MERGE HEALTHCARE INCORPORATED (the “Company”) for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Justin C. Dearborn, as principal executive officer of the Company, and Steven M. Oreskovich, as principal financial officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 8, 2008	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

Date: May 8, 2008	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer
and principal accounting officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

~ 23 ~

Index