Form 10-Q
period 2009-06-30
MERGE HEALTHCARE INC
filed 2009-07-31
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).    Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of July 28, 2009:  60,128,914

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents, including restricted cash of $363 and $621 at June 30, 2009
and December 31, 2008, respectively	$19,967	$17,848
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,278
and $1,378 at June 30, 2009 and December 31, 2008, respectively	14,191	12,779
Inventory	169	550
Prepaid expenses	1,349	1,509
Deferred income taxes	217	217
Other current assets	1,166	721
Total current assets	37,059	33,624
Property and equipment:
Computer equipment	6,520	6,317
Office equipment	2,002	1,989
Leasehold improvements	1,291	1,272
	9,813	9,578
Less accumulated depreciation	8,214	7,604
Net property and equipment	1,599	1,974
Purchased and developed software, net of accumulated amortization of $13,699 and
$12,584 at June 30, 2009 and December 31, 2008, respectively	4,770	5,653
Customer relationships, net of accumulated amortization of $1,669 and $1,259 at
June 30, 2009 and December 31, 2008, respectively	2,057	2,291
Goodwill	1,770	-
Deferred income taxes	4,585	4,585
Investments	1,971	5,690
Other assets	50	920
Total assets	$53,861	$54,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,351	$4,036
Accrued wages	1,663	1,590
Restructuring accrual	549	1,173
Note payable	14,489	-
Other accrued liabilities	2,333	2,421
Deferred revenue	12,591	16,150
Total current liabilities	34,976	25,370
Note payable	-	14,230
Deferred income taxes	39	39
Deferred revenue	375	644
Income taxes payable	5,449	5,418
Other	122	195
Total liabilities	40,961	45,896
Shareholders' equity:
Series 3 Special Voting Preferred Stock, no par value: one share authorized; zero shares and one share
issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 56,276,595 shares and 55,506,702
shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	563	555
Common stock subscribed, 6,349 shares and 30,271 shares at June 30, 2009 and
December 31, 2008, respectively	26	37
Additional paid-in capital	466,023	465,083
Accumulated deficit	(455,353)	(458,641)
Accumulated other comprehensive income	1,641	1,807
Total shareholders' equity	12,900	8,841
Total liabilities and shareholders' equity	$53,861	$54,737

See accompanying notes to unaudited condensed consolidated financial statements.

~ 1 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales:
Software and other	$9,020	$6,280	$17,704	$12,335
Services and maintenance	6,333	7,035	12,958	14,723
Total net sales	15,353	13,315	30,662	27,058
Cost of sales:
Software and other	880	1,329	2,110	2,528
Services and maintenance	2,373	3,168	4,523	6,943
Amortization	623	716	1,273	1,432
Total cost of sales	3,876	5,213	7,906	10,903
Gross margin	11,477	8,102	22,756	16,155
Operating costs and expenses:
Sales and marketing	1,826	2,311	3,498	5,673
Product research and development	2,543	3,485	4,814	8,220
General and administrative	2,104	8,452	5,356	14,610
Acquisition-related expenses	339	-	339	-
Trade name impairment, restructuring and other expenses	-	10,705	-	12,067
Depreciation, amortization and impairment	546	1,458	1,094	2,300
Total operating costs and expenses	7,358	26,411	15,101	42,870
Operating income (loss)	4,119	(18,309)	7,655	(26,715)
Other income (expense):
Interest expense	(768)	(242)	(1,529)	(243)
Interest income	16	56	24	150
Other, net	(2,900)	(86)	(2,819)	395
Total other income (expense)	(3,652)	(272)	(4,324)	302
Income (loss) before income taxes	467	(18,581)	3,331	(26,413)
Income tax expense (benefit)	21	(384)	43	(384)
Net income (loss)	$446	$(18,197)	$3,288	$(26,029)

Net income (loss) per share - basic	$0.01	$(0.45)	$0.06	$(0.70)
Weighted average number of common shares outstanding - basic	56,278,744	40,251,186	56,291,586	37,088,684

Net income (loss) per share - diluted	$0.01	$(0.45)	$0.06	$(0.70)
Weighted average number of common shares outstanding - diluted	57,905,444	40,251,186	57,513,818	37,088,684

See accompanying notes to unaudited condensed consolidated financial statements.

~ 2 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,288	$(26,029)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	2,367	3,732
Share-based compensation	885	3,534
Loss on disposal of subsidiary	-	1,713
Amortization of note payable issuance costs & discount	552	74
Unrealized loss on investment	3,553	-
Trade name impairment	-	1,060
Provision for doubtful accounts receivable and sales returns, net of recoveries	264	22
Deferred income taxes	-	(384)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,676)	1,020
Inventory	419	664
Prepaid expenses	161	(1,439)
Accounts payable	(36)	(9)
Accrued wages	73	88
Restructuring accrual	(618)	5,718
Deferred revenue	(5,120)	(164)
Other accrued liabilities	(1,126)	134
Other	422	(100)
Net cash provided by (used in) operating activities	3,408	(10,366)
Cash flows from investing activities:
Cash paid for acquisitions	(1,250)	-
Purchases of property, equipment, and leasehold improvements	(91)	(482)
Change in restricted cash	258	-
Net cash used in investing activities	(1,083)	(482)
Cash flows from financing activities:
Proceeds from issuance of term note, net of non-cash discount of $510	-	14,490
Proceeds from issuance of Common Stock	-	5,479
Note and stock issuance costs paid	-	(2,386)
Proceeds from exercise of stock options and employee stock purchase plan	52	30
Net cash provided by financing activities	52	17,613
Effect of exchange rates on cash and cash equivalents	-	(33)
Net increase in cash and cash equivalents	2,377	6,732
Cash and cash equivalents (net of restricted cash), beginning of period (1)	17,227	13,637
Cash and cash equivalents (net of restricted cash), end of period (2)	$19,604	$20,369

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$975	$975
Cash paid for income taxes, net of refunds	$(184)	$(17)

(1)	Net of restricted cash of $621 and $363 at December 31, 2008 and 2007, respectively.
(2)	Net of restricted cash of $363 and $363 at June 30, 2009 and 2008, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

~ 3 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$(458,641)	$1,807	$8,841
Exchange of exchangeable share
rights into Common Stock	-	-	-	-	719,412	7	(7)	-	-	-
Retirement of preferred share	(1)	-	-	-	-	-	-	-	-	-
Stock issued under ESPP	-	-	(23,922)	(11)	50,481	1	62	-	-	52
Share-based compensation expense	-	-	-	-	-	-	885	-	-	885
Net income	-	-	-	-	-	-	-	3,288	-	3,288
Other comprehensive loss	-	-	-	-	-	-	-	-	(166)	(166)
Balance at June30, 2009	-	$-	6,349	$26	56,276,595	$563	$466,023	$(455,353)	$1,641	$12,900

See accompanying notes to unaudited condensed consolidated financial statements.

~ 4 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$446	$(18,197)	$3,288	$(26,029)
Translation adjustment	-	552	-	282
Unrealized loss on marketable security	(3)	(79)	(166)	(480)
Comprehensive net income (loss)	$443	$(17,724)	$3,122	$(26,227)

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period.

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

Reclassifications

Where appropriate, certain reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.  Specifically, we have reclassified $649 of certain accrued expenses from other current liabilities to accounts payable in the balance sheet as of December 31, 2008 in order to conform to current year presentation.

(2)	Intangible Assets

        Goodwill is our primary intangible asset not subject to amortization.  In the quarterly period ended June 30, 2009, goodwill of $1,770 arose upon completion of the insignificant acquisition of certain assets, subject to certain liabilities, of eko systems, inc. (“eko”).  Goodwill was calculated in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations.  The total purchase price included cash consideration of $1,250, of which $125 was placed into escrow, and estimated contingent consideration of $415, as a result of earn-out provisions in the agreement that are in effect for a 12-month period.

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of June 30, 2009 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	2.0	$11,814	$(7,843)
Customer relationships	2.1	3,726	(1,669)
Total		$15,540	$(9,512)

Amortization expense for purchased software, which is being expensed within cost of sales on a ratable basis over the life of the related intangible asset, was $486 and $530 in the three months ended June 30, 2009 and 2008, respectively, and $955 and $1,060 in the six months ended June 30, 2009 and 2008, respectively.  Customer relationships amortization expense, which is being expensed in the depreciation, amortization and impairment classification of operating costs and expenses on a ratable basis over the life of the related intangible asset, was $247 and $259 in the three months ended June 30, 2009 and 2008, respectively, and $484 and $518 in the six months ended June 30, 2009 and 2008, respectively.

~ 6 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

In the quarterly period ended June 30, 2009, we increased the gross carrying amount of purchased software and customer relationships by $390 and $250, respectively, upon completion of the insignificant acquisition of certain assets, subject to certain liabilities, of eko.  The amounts allocated to purchased software and customer relationships are estimates made by us with the assistance of independent valuation specialists.  These amounts are being amortized over a 5–year period.  The estimated asset lives were determined based on projected future economic benefits and expected life cycles of the purchased software and customer relationships.

Estimated aggregate amortization expense for purchased software and customer relationships for the remaining periods is as follows:

For the remaining 6 months of the year ended:	2009	$1,477
For the year ended December 31:	2010	2,953
	2011	1,305
	2012	128
	2013	128
	2014	37

As of June 30, 2009, we had gross capitalized software development costs of $6,655 and accumulated amortization of $5,856.  The weighted average remaining amortization period of capitalized software development costs was 1.5 years as of June 30, 2009.  Capitalized software development amortization expensed within cost of sales was $137 and $186 in the three months ended June 30, 2009 and 2008, respectively, and $318 and $372 in the six months ended June 30, 2009 and 2008, respectively.

        In the three months ended June 30, 2009, we received cash proceeds of $382 from the sale of patents which we determined were not necessary to support our business.  Year-to-date, we have received cash proceeds of $510 from the sale of patents.

(3)	Fair Value Measurement

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value of financial assets and liabilities.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Effective this quarter, we implemented FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 amends SFAS No. 157, and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance on identifying circumstances that indicate a transaction is not suitable for fair value measurements.  Effective this quarter, we also implemented FSP SFAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in the interim financial statements of publicly traded companies as well as in annual financial statements.  Our adoption of these FSP’s did not have a significant impact on the determination or reporting of our financial results.  However, adoption of these FSP’s has resulted in additional disclosures in our interim financial statements of the fair values attributable to our financial instruments.

Non-Current Investments

At June 30, 2009, we held securities in a publicly traded entity valued at $152 and private companies valued at $1,819, which are classified as non-current assets.  In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  In calculating potential impairment losses for the private company securities, we evaluate the fair value of these investments by comparing them to certain public company metrics such as revenue multiples, independent transactions involving such securities, and inquiries and estimates made by us.  The following tables set forth our non-current investments that are carried at fair value:

~ 7 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Level 1	Level 2	Level 3	Balance at June 30, 2009
Investment in publicly traded equity security	$152	$-	$-	$152
Investments in equity securities of private companies	-	-	1,819	1,819
Total	$152	$-	$1,819	$1,971

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Investment in publicly traded equity security	$318	$-	$-	$318
Investments in equity securities of private companies	-	-	5,372	5,372
Total	$318	$-	$5,372	$5,690

We performed the evaluation of our Level 3 investments in the quarterly period ended June 30, 2009, and concluded that there was a significant change in the fair value of one of these investments.  Due to the acquisition of Eklin Medical Systems, Inc. (“Eklin”) by VCA Antech, Inc. (“VCA”) in July 2009, we expect to receive cash of $1,407 for our equity investment in Eklin, the majority of which is to be received in the third quarter of 2009.  As a result, we recorded an impairment of $3,553 in the quarterly period ended June 30, 2009.  The impairment is included in the other, net line of our condensed consolidated statement of operations.  The following table sets forth the change in the fair value of our Level 3 non-current investments:

	2009	2008
Balance at January 1	$5,372	$6,030
Transfer in	-	-
Impairment charge	(3,553)	-
Balance at June 30	$1,819	$6,030

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	Balance at June 30,
	2009	2008
Cumulative translation adjustment	$1,936	$1,997
Net unrealized gain (loss) on available-for-sale security	(295)	475
Total accumulated other comprehensive income	$1,641	$2,472

Other Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, accounts payable, deferred revenue, note payable and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments and, in the case of the note payable, due to the interest rate and terms approximating those available to us for similar obligations.

(4)	Transactions with Related Party

On June 4, 2008, we completed a private placement pursuant to which we raised net proceeds of $16,639 through a securities purchase agreement with Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC ("Merrick Ventures"), which was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note due June 4, 2010 and 21,085,715 shares of our Common Stock.  The note bears interest at 13.0% per annum, payable quarterly in arrears on the fourth day of March, June, September and December.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the chairman of our board of directors, also serves as the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls the term note and all of the shares owned by Merrick.  As of June 30, 2009, Merrick and its affiliates owned approximately 49.5% of our Common Stock.  We paid interest to Merrick of $488 and $975 during the three months ended June 30, 2009 and 2008, respectively, and $975 and $975 during the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, we have recorded $163, or one month of accrued interest on the note, in other accrued liabilities. The note payable is classified as a short term liability at June 30, 2009, since it is due in June of 2010.

~ 8 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Effective January 1, 2009, we entered into a consulting agreement with Merrick under which we receive certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term.  We paid $130 and $230 to Merrick for such services in the three and six months ended June 30, 2009, respectively, and recognized $105 and $235 in expense within the general and administrative expense classification of operating costs and expenses in the three and six months ended June 30, 2009, respectively.  As of June 30, 2009, we have $5 recorded in accounts payable covering obligations under this agreement.

On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare Solutions, LLC (“Merrick Healthcare”).  Under terms of the agreement, Merrick Healthcare purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the first quarter of 2009 related to this transaction.

(5)	Shareholders’ Equity

As part of our business combination with Cedara Software Corp. in June 2005, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software Corp. and granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software Corp. exchangeable shares on a one-for-one basis.  On February 13, 2009, we exercised our call right regarding redemption of the outstanding exchangeable shares, as certain conditions allowing us to do so were met.  Final redemption occurred on April 15, 2009, and the exchangeable shares were delisted from the Toronto Stock Exchange following the close of trading on April 16, 2009.  The respective weighted average number of these shares have been included within the number of shares of Common Stock used to calculate basic net income (loss) per share (see Note 10).

(6)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards subject to SFAS No. 123(R), Share-Based Payment, recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$14	$(28)	$29	$66
Sales and marketing	92	42	184	382
Product research and development	88	42	170	232
General and administrative	172	180	502	884
Trade name impairment, restructuring and other expenses	-	1,970	-	1,970
Total	$366	$2,206	$885	$3,534

There were no stock options granted or exercised, and there were 170,345 options forfeited/expired in the six months ended June 30, 2009.  Stock options outstanding as of June 30, 2009 were 4,526,229.  There was no restricted stock award activity in the six months ended June 30, 2009.  There were 479,997 shares of restricted stock outstanding as of June 30, 2009.

As of June 30, 2009, there was approximately $2,368 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

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

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that the corporation unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

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

During 2008, we completed two separate restructuring and reorganization initiatives, which had remaining obligations as of December 31, 2008.  The following table illustrates the activity related to these two initiatives in the six months ended June 30, 2009:

	Employee Termination Costs	Contract Exit Costs	Total
First Quarter 2008 Initiative
Balance at December 31, 2008	$31	$284	$315
Charges to expense	-	-	-
Payments	(7)	-	(7)
Foreign exchange	1	-	1
Balance at June 30, 2009	25	284	309
Second Quarter 2008 Initiative
Balance at December 31, 2008	502	371	873
Charges to expense	-	-	-
Payments	(453)	(188)	(641)
Foreign exchange	1	13	14
Balance at June 30, 2009	50	196	246
Total Balance at June 30, 2009	$75	$480	$555

As of June 30, 2009, $549 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

On July 20, 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  We have taken this action concurrent with the acquisition of etrials, upon an assessment of ongoing personnel needs in light of the acquisition.  We expect to incur approximately $1,700 in cash expenditures for severance and related costs, primarily in the third quarter of 2009.

(9)	Income Taxes

We record income tax expense on an interim basis under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, as amended by SFAS No. 109, Accounting for Income Taxes.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the effect of changes in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the six month period ending June 30, 2009, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$446	$(18,197)	$3,288	$(26,029)
Denominator:
Weighted average number of shares of Common Stock
outstanding - basic	56,278,744	40,251,186	56,291,586	37,088,684
Effect of stock options	1,146,703	-	742,235	-
Effect of restricted stock	479,997	-	479,997	-
Denominator for net income (loss) per share - diluted	57,905,444	40,251,186	57,513,818	37,088,684
Net income (loss) per share - basic	$0.01	$(0.45)	$0.06	$(0.70)
Net income (loss) per share - diluted	$0.01	$(0.45)	$0.06	$(0.70)

 For the three months ended June 30, 2009 and 2008, options to purchase 1,578,729 and 3,496,683 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.  For the six months ended June 30, 2009 and 2008, options to purchase 1,578,729 and 2,496,683 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.

As a result of the loss in the three and the six months ended June 30, 2008, incremental shares from the assumed conversion of employee stock options totaling zero and 8,006, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss in the three and six months ended June 30, 2008, incremental shares from restricted stock awards totaling 1,491,982 and 1,628,530, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(11)	Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.  Our Chief Executive Officer has been identified as the chief operating decision maker, and relies on the information derived from our financial reporting process to assess the performance and the allocate resources within Merge Healthcare.

Our financial reporting process includes revenue for both of our business units, Merge Fusion and Merge OEM, as well as consolidated operating results and consolidated assets.  On June 30, 2009, we completed enhancements to our financial reporting process to allow us to obtain discrete operating results for our business units.  This business unit information will be used going forward by our Chief Executive Officer to assess performance and allocate resources within Merge Healthcare.  As a result, we believe that effective in the third quarter of 2009, we will have reportable segments under SFAS No. 131.

~ 11 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(12)	Other Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends both SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as Emerging Issues Task Force Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  This FSP will replace the existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis.  This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security.  This FSP is effective for interim and annual periods ending after June 15, 2009.  Our adoption of this FSP did not have a significant impact on the determination or reporting of our financial results.

In April 2009 the FASB issued FSP SFAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS No. 141(R)-1”).  FSP SFAS No. 141(R)-1 amends SFAS No. 141(R) to require assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably determined.  If the acquisition-date fair value cannot be reasonably determined, then the future settlement amount would be measured in accordance with existing accounting rules.  FSP SFAS No. 141(R)-1 is effective for fiscal years beginning after December 15, 2008.  Our adoption of this FSP did not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events, other than those addressed in these Notes, which would require further disclosure.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  The Codification did not change GAAP, but reorganizes the literature.  SFAS No. 168 is effective for interim or annual reporting periods ending after September 15, 2009.  We will adopt SFAS No. 168 in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the determination or reporting of our financial results.

(13)	Subsequent Events

On July 20, 2009, we completed the acquisition of etrials Worldwide, Inc.  Merge’s acquisition of etrials will create an organization capable of providing clinical trial sponsors and contract research organizations (“CROs”) comprehensive and configurable solutions that include both critical imaging technologies and proven eClinical capabilities.  Under the terms of the Merger Agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge common stock.  Total consideration for the transaction is expected to be approximately $25,200.  We are currently determining the allocation of the purchase price based on the estimated fair values of assets and liabilities as of the acquisition date.  In connection with the acquisition, we incurred $339 in costs in the three months ended June 30, 2009, which are identified separately in our condensed consolidated statement of operations, and will incur additional costs in the third quarter of 2009.

~ 12 ~

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K, and Item 1A, “Risk Factors” in both our Annual Report on Form 10-K for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q.

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies

Overview

We develop healthcare information management software and deliver related services through two primary business units.  Merge OEM primarily sells medical imaging software products, developer toolkits and custom engineering services to original equipment manufacturers and Value Added Resellers (“VAR”) world-wide.  These customers develop, manufacture or resell health IT software or medical devices.  Merge Fusion primarily sells directly or through VAR/distributors to the end-user healthcare market consisting of hospitals, imaging centers and specialty clinics located in the U.S., Canada, Europe, the Middle East, Asia, Central and South America and Africa, and also distributes certain products through the Internet via our website.

We have seen our markets become increasingly affected by the continuing global macroeconomic downturn.  The downturn, which first started in the U.S., has also impacted our customers in other parts of the world.  We believe that the initiatives to reduce our operating expenses that we have undertaken have appropriately positioned our recurring cost structure.  We believe it is likely that this economic downturn will persist; however, we cannot predict its severity, duration or impact on our future operating results.

We will attempt to use the economic downturn as an opportunity to expand our market share and to continue moving into similar, related, or adjacent markets to those in which we currently are active, as well as invest in international growth.  We continue to develop several new products and are pleased with the breadth and depth of our product lines and service capabilities.  We believe that this innovation will have a positive impact on our long-term prospects and that our strategy and our ability to execute provide us with long-term growth opportunities.

We are also monitoring the increasing regulatory and legislative activity surrounding healthcare and health information technology.  Thus far in 2009, the American Reinvestment and Recovery Act was passed in the U.S. and included stimulus monies for health IT adoption.  A similar economic stimulus act has also been passed in China.  Current legislation under discussion in the U.S. includes changes to the utilization factor for reimbursement, which would negatively impact imaging practices, as well as overall healthcare reform.  Due to the complexity of the reform legislation, it is difficult to forecast any potential net benefit to our customers and market, and thus we remain cautious about the impact on our business.

Our business strategy also includes accretive growth through acquisition.  In April of 2009, we completed the insignificant purchase of certain assets, subject to certain liabilities, of eko systems, inc. (“eko”).  The total purchase price for this transaction includes cash consideration of $1.3 million, of which $0.1 million was placed into escrow, and estimated contingent consideration of $0.4 million, as a result of earn-out provisions that are in effect for a 12-month period.

~ 13 ~

Index

On July 20, 2009, we completed the acquisition of etrials Worldwide, Inc. (“etrials”), a provider of clinical trials software and services.  Under the terms of the Merger Agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge common stock.  Total consideration for the transaction is expected to be approximately $25.2 million.  We are currently determining the final allocation of the purchase price based on the estimated fair values of the assets and liabilities acquired as of the acquisition date.  Concurrent with the acquisition of etrials, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  We have taken this action upon an assessment of ongoing personnel needs in light of the acquisition.  We expect to incur approximately $1.7 million in cash expenditures for severance and related costs, primarily in the third quarter of 2009.

Results of Operations

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
•
Our Canadian operations primarily invoice customers in U.S. dollars, whereas the majority of operating expenses, which include approximately one-half of our current workforce, are denominated in the Canadian dollar.  During late 2008, the  U.S. dollar to Canadian dollar exchange rate significantly strengthened.  As a result, we have experienced an approximate 16% reduction in average cost for our Canadian dollar denominated expenses in the three months ended June 30, 2009 when compared to similar costs in the three months ended June 30, 2008.  In the six months ended June 30, 2009, we experienced an approximate 20% reduction of similar costs compared to the six months ended June 30, 2008 as a result of exchange rate changes.

Business Segments

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes annual and interim reporting standards for operating segments of a company.  It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.  Our Chief Executive Officer has been identified as the chief operating decision maker, and relies on the information derived from our financial reporting process to assess the performance and the allocate resources within Merge Healthcare.

Our financial reporting process includes revenue for both of our business units, Merge Fusion and Merge OEM, as well as consolidated operating results and consolidated assets.  On June 30, 2009, we completed enhancements to our financial reporting process that allow us to obtain discrete operating results for our business units.  This business unit information will be used going forward by our Chief Executive Officer to assess performance and allocate resources within Merge Healthcare.  As a result, we believe that effective in the third quarter of 2009, we will have reportable segments under SFAS No. 131.

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

~ 14 ~

Index

	Three Months Ended June 30,						Change
	2009	%	(1)	2008	%	(1)	$	%

Net sales:
Software and other	$ 9,020	58.8%		$ 6,280	47.2%		$ 2,740	43.6%
Services and maintenance	6,333	41.2%		7,035	52.8%		(702)	-10.0%
Total net sales	15,353	100.0%		13,315	100.0%		2,038	15.3%
Cost of sales:
Software and other	880	9.8%		1,329	21.2%		(449)	-33.8%
Services and maintenance	2,373	37.5%		3,168	45.0%		(795)	-25.1%
Amortization	623	NM	(2)	716	NM	(2)	(93)	-13.0%
Total cost of sales	3,876	25.2%		5,213	39.2%		(1,337)	-25.6%
Gross margin
Software and other	7,517	83.3%	(3)	4,235	67.4%	(3)	3,282	77.5%
Services and maintenance	3,960	62.5%		3,867	55.0%		93	2.4%
Total gross margin	11,477	74.8%		8,102	60.8%		3,375	41.7%
Operating expenses:
Sales and marketing	1,826	11.9%		2,311	17.4%		(485)	-21.0%
Product research and development	2,543	16.6%		3,485	26.2%		(942)	-27.0%
General and administrative	2,104	13.7%		8,452	63.5%		(6,348)	-75.1%
Acquisition-related expenses	339	2.2%		-	0.0%		339	NM	(2)
Trade name impairment, restructuring and other expenses	-	0.0%		10,705	80.4%		(10,705)	-100.0%
Depreciation, amortization and impairment	546	3.6%		1,458	11.0%		(912)	-62.6%
Total operating costs and expenses	7,358	47.9%		26,411	198.4%		(19,053)	-72.1%
Operating income (loss)	4,119	26.8%		(18,309)	-137.5%		22,428	-122.5%
Other income (expense), net	(3,652)	-23.8%		(272)	-2.0%		(3,380)	NM	(2)
Income (loss) before income taxes	467	3.0%		(18,581)	-139.5%		19,048	-102.5%
Income tax expense (benefit)	21	0.1%		(384)	-2.9%		405	-105.5%
Net income (loss)	$ 446	2.9%		$ (18,197)	-136.7%		$ 18,643	-102.5%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales

Net sales, by business unit, are indicated as follows:

	Three Months Ended June 30,				Change
	2009	%	2008	%	$	%
Merge OEM
Software and other	$6,634	43.2%	$2,974	22.3%	$3,660	123.1%
Services and maintenance	1,662	10.8%	2,657	20.0%	(995)	-37.4%
Total net sales	8,296	54.0%	5,631	42.3%	2,665	47.3%
Merge Fusion
Software and other	2,386	15.5%	3,306	24.8%	(920)	-27.8%
Services and maintenance	4,671	30.4%	4,378	32.9%	293	6.7%
Total net sales	7,057	46.0%	7,684	57.7%	(627)	-8.2%
Total net sales	$15,353		$13,315		$2,038

Software and Other Sales.  Total software and other sales in 2009 were $9.0 million, an increase of $2.7 million, or 43.6%, from $6.3 million in 2008.  OEM sales increased $3.7 million, primarily due to a new value added reseller agreement with Eklin Medical Systems, Inc. (“Eklin”) in the second quarter of 2009 that generated $2.2 million of additional revenue when compared to 2008.  In addition, sales were negatively affected in the second quarter of 2008 because of customer concerns with our financial viability.  We believe that these concerns were largely alleviated with the financing transaction completed in June of 2008.  Fusion sales decreased $0.9 million, primarily as a result of the downturn in general macroeconomic conditions in North America, transition to a per-study pricing model and 2009 having fewer contracts with significant hardware sales compared to 2008.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis, especially in the current economic environment.

~ 15 ~

Index

Service and Maintenance Sales.  Total service and maintenance sales in 2009 were $6.3 million, a decrease of $0.7 million, or 10.0%, from $7.0 million in 2008.  OEM sales decreased $1.0 million due to a decrease in the number of custom engineering services projects and revenue, primarily as a result of the reluctance of customers to start new projects in the current economic environment.  The increase of $0.3 million in Merge Fusion is due to an increase in maintenance revenue related to the Frontiers product line (acquired as part of the eko transaction).

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $7.5 million in 2009, an increase of $3.3 million, or 77.5%, from $4.2 million in 2008.  Gross margin as a percentage of software and other sales increased to 83.3% in 2009 from 67.4% in 2008, primarily due to the change in mix of sales from our business units.  OEM sales, which typically consist of software only contracts at higher margins, were 73.5% of sales in 2009 compared to 47.4% in 2008.  In addition, Merge Fusion hardware sales, which typically have a lower margin than software only sales, decreased to 20.8% of sales in 2009 compared to 34.4% in 2008.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the business units.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $4.0 million in 2009, an increase of $0.1 million, or 2.4%, from $3.9 million in 2008.  Gross margin as a percentage of services and maintenance sales increased to 62.5% in 2009 from 55.0% in 2008, primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiative completed in 2008.

Sales and Marketing

Sales and marketing expense decreased $0.5 million, or 21.0%, to approximately $1.8 million in 2009 from $2.3 million in 2008.  Salaries, commissions and other related expenses (including travel and entertainment) decreased $0.5 million primarily due to our restructuring initiative completed in 2008.

Product Research and Development

Product research and development expense decreased $1.0 million, or 27.0%, to $2.5 million in 2009 from $3.5 million in 2008.  The decrease was primarily due to a $0.6 million reduction in salaries, related expenses (including travel and entertainment) and third party service costs as a result of our restructuring initiative completed in 2008.  Additional decreases include $0.2 million due to the exiting of our India operations in the third quarter of 2008, and $0.2 million from reduced Canadian related costs due to strengthening of the average exchange rate for the U.S. dollar compared to Canadian dollar.

General and Administrative

General and administrative expense decreased $6.4 million, or 75.1%, to $2.1 million in 2009 from $8.5 million in 2008.  Salaries and related expenses (including travel and entertainment) decreased $1.0 million primarily due to our restructuring initiative completed in 2008.  In addition, legal, accounting and other professional fees associated with the settlement of a class action lawsuit and prior restatement of financial statements decreased by $5.0 million (including lawsuit settlement costs of $3.0 million).

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2009, we incurred $0.3 million in expenses related to our acquisition of etrials, which we completed in July 2009.

Trade Name Impairment, Restructuring and Other Expenses

We recorded a $7.5 million restructuring charge in 2008 related to the restructuring initiative announced in June 2008.  In addition, we recorded a $1.1 million trade name impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary in 2008.  We also recorded a $0.4 million charge in 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $0.9 million, or 62.6%, to $0.6 million in 2009 from $1.5 million in 2008 as a result of a $0.5 million impairment in 2008 for fixed assets held for sale, a $0.1 million reduction due to the abandonment of certain facilities in 2008, and a $0.3 million decrease in depreciation due to assets being disposed of or becoming fully depreciated.

~ 16 ~

Index

Other Income (Expense), Net

Other income (expense), net increased by $3.4 million to $3.7 million of net expense in 2009 compared to $0.3 million of net expense in 2008.  The net expense in 2009 was due to $0.8 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million note payable issued pursuant to the Merrick financing transaction in June of 2008 and an impairment charge of $3.6 million related to our investment in Eklin, offset by a $0.4 million gain on the sale of certain patents that were no longer necessary to support our business and $0.3 million in foreign currency exchange gains.  The net expense in 2008 was primarily attributable to $0.2 million of interest expense and amortization of issuance costs and note discount associated with the note payable issued pursuant to the Merrick financing transaction and $0.1 million in foreign currency exchange losses.

Income Tax Expense (Benefit)

In 2009, we recorded income tax expense resulting in an effective tax rate of 4.5%, compared to an effective tax rate of (2.0)% in 2008.  Our effective tax rates in 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized and realizing assets that are fully reserved with a valuation allowance.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Six Months Ended June 30,						Change
	2009	%	(1)	2008	%	(1)	$	%

Net sales:
Software and other	$ 17,704	57.7%		$ 12,335	45.6%		$ 5,369	43.5%
Services and maintenance	12,958	42.3%		14,723	54.4%		(1,765)	-12.0%
Total net sales	30,662	100.0%		27,058	100.0%		3,604	13.3%
Cost of sales:
Software and other	2,110	11.9%		2,528	20.5%		(418)	-16.5%
Services and maintenance	4,523	34.9%		6,943	47.2%		(2,420)	-34.9%
Amortization	1,273	NM	(2)	1,432	NM	(2)	(159)	-11.1%
Total cost of sales	7,906	25.8%		10,903	40.3%		(2,997)	-27.5%
Gross margin
Software and other	14,321	80.9%	(3)	8,375	67.9%	(3)	5,946	71.0%
Services and maintenance	8,435	65.1%		7,780	52.8%		655	8.4%
Total gross margin	22,756	74.2%		16,155	59.7%		6,601	40.9%
Operating expenses:
Sales and marketing	3,498	11.4%		5,673	21.0%		(2,175)	-38.3%
Product research and development	4,814	15.7%		8,220	30.4%		(3,406)	-41.4%
General and administrative	5,356	17.5%		14,610	54.0%		(9,254)	-63.3%
Acquisition-related expenses	339	1.1%		-	0.0%		339	NM	(2)
Trade name impairment, restructuring and other expenses	-	0.0%		12,067	44.6%		(12,067)	-100.0%
Depreciation, amortization and impairment	1,094	3.6%		2,300	8.5%		(1,206)	-52.4%
Total operating costs and expenses	15,101	49.2%		42,870	158.4%		(27,769)	-64.8%
Operating income (loss)	7,655	25.0%		(26,715)	-98.7%		34,370	-128.7%
Other income (expense), net	(4,324)	-14.1%		302	1.1%		(4,626)	NM	(2)
Income (loss) before income taxes	3,331	10.9%		(26,413)	-97.6%		29,744	-112.6%
Income tax expense (benefit)	43	0.1%		(384)	-1.4%		427	-111.2%
Net income (loss)	$ 3,288	10.7%		$ (26,029)	-96.2%		$ 29,317	-112.6%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

~ 17 ~

Index

Net Sales

Net sales, by business unit, are indicated as follows:

	Six Months Ended June 30,				Change
	2009	%	2008	%	$	%

Merge OEM
Software and other	$12,652	41.3%	$5,971	22.1%	$6,681	111.9%
Services and maintenance	3,478	11.3%	5,619	20.8%	(2,141)	-38.1%
Total net sales	16,130	52.6%	11,590	42.8%	4,540	39.2%
Merge Fusion
Software and other	5,052	16.5%	6,364	23.5%	(1,312)	-20.6%
Services and maintenance	9,480	30.9%	9,104	33.6%	376	4.1%
Total net sales	14,532	47.4%	15,468	57.2%	(936)	-6.1%
Total net sales	$30,662		$27,058		$3,604

Software and Other Sales.  Total software and other sales in 2009 were $17.7 million, an increase of approximately $5.4 million, or 43.5%, from $12.3 million in 2008.  OEM sales increased $6.7 million, primarily due to the fact that sales were negatively affected in 2008 because of customer concerns with our financial viability.  We believe that these concerns were largely alleviated with the financing transaction completed in June of 2008.  OEM sales in 2009 include $0.4 million from a related party (see note 4 to the condensed consolidated financial statements).  Fusion sales decreased $1.3 million primarily as a result of the downturn in general macroeconomic conditions in North America, transition to a per-study pricing model and 2009 having fewer contracts with significant hardware sales compared to 2008.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Service and Maintenance Sales.  Total service and maintenance sales in 2009 were $12.9 million, a decrease of $1.8 million, or 12.0%, from $14.7 million in 2008, primarily due to a decrease in OEM sales.  The OEM business unit has experienced a decrease in the number of custom engineering services projects and revenue, primarily as a result of the reluctance of customers to start new projects in the current economic environment.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $14.3 million in 2009, an increase of $5.9 million, or 71.0%, from $8.4 million in 2008.  Gross margin as a percentage of software and other sales increased to 80.9% in 2009 from 67.9% in 2008, primarily due to the mix in sales from our business units.  Sales from our Merge OEM business unit, which typically consist of software only contracts at higher margins, were 71.5% of software and other sales in 2009 compared to 48.4% in 2008.  In addition, Merge Fusion hardware sales, which typically have a lower margin than software only sales, decreased to 15.8% of sales in 2009 compared to 32.8% in 2008.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix of sales between the business units.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $8.4 million in 2009, an increase of $0.6 million, or 8.4%, from $7.8 million in 2008.  Gross margin as a percentage of sales increased to 65.1% in 2009 from 52.8% in 2008 primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiatives completed in 2008.

Sales and Marketing

Sales and marketing expense decreased $2.2 million, or 38.3%, to $3.5 million in 2009 from $5.7 million in 2008.  Salaries, commissions and other related expenses (including travel and entertainment) decreased by $1.6 million and share-based compensation expense decreased by $0.2 million as a result of the restructuring initiatives completed in the first half of 2008.  In addition, we incurred $0.1 million less in direct marketing costs in 2009 compared to 2008 as a result of cost saving efforts.  Also, 2008 includes $0.3 million of sales and marketing expenses related to the French subsidiary which we disposed of in April 2008.  We anticipate that the quarterly sales and marketing expenses will increase during the remainder of 2009, when compared to the first half of 2009, due to the additional headcount associated with our acquisition of etrials in the third quarter of 2009.

~ 18 ~

Index

Product Research and Development

Product research and development expense decreased $3.4 million, or 41.4%, to $4.8 million in 2009 from $8.2 million in 2008.  The decrease was primarily due to a $2.4 million decrease in salaries and related expenses (including travel and entertainment) as a result of our restructuring initiatives in the first half of 2008.  Additional decreases include $0.4 million in reduced Canadian related costs due to strengthening of the average exchange rate for the U.S. dollar compared to Canadian dollar, $0.2 million of product research and development expenses related to the French subsidiary which we disposed of in April 2008, and $0.4 million due to the exiting of our India operations in the third quarter of 2008.  We anticipate that the quarterly product research and development expenses will increase during the remainder of 2009, when compared to the first half of 2009, due to the additional headcount associated with our acquisition of etrials in the third quarter of 2009.

General and Administrative

General and administrative expense decreased $9.2 million, or 63.3%, to $5.4 million in 2009 from $14.6 million in 2008.  Salaries and related expenses (including travel and entertainment) decreased $2.5 million and share-based compensation expense decreased $0.4 million, primarily due to our restructuring initiatives completed in 2008.  In addition, legal, accounting and other professional fees associated with the settlement of a class action lawsuit and prior restatement of financial statements decreased by $5.7 million (including lawsuit settlement costs of $3.0 million).  We also experienced a $0.2 million decrease in expenses at our French subsidiary, which we disposed of in April 2008, a $0.2 million decrease due to the exiting of our India operations in the third quarter of 2008, and $0.1 million in reduced Canadian related costs due to strengthening of the average exchange rate for the U.S. dollar compared to Canadian dollar.  We anticipate that the quarterly general and administrative expenses will increase during the remainder of 2009, when compared to the first half of 2009, due to the additional headcount associated with our acquisition of etrials in the third quarter of 2009.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2009, we incurred $0.3 million in expenses related to our acquisition of etrials, which we completed in July 2009.

Trade Name Impairment, Restructuring and Other Expenses

We recorded $8.9 million of restructuring charges in 2008 related to two initiatives, one announced in February 2008 and another in June 2008.  In addition, we recorded a $1.1 million trade name impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary in 2008.  We also recorded a $0.4 million charge in 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $1.2 million, or 52.4%, to $1.1 million in 2009 from $2.3 million in 2008, as a result of a $0.5 million impairment of fixed assets held for sale in 2008, a $0.2 million decrease due to the abandonment of certain facilities in 2008, and a $0.5 million decrease in depreciation due to assets being disposed of or becoming fully depreciated.

Other Income (Expense), Net

Other income (expense), net decreased by approximately $4.6 million, to $4.3 million of net expense in 2009 from $0.3 million of net other income in 2008.  The net expense in 2009 is primarily due to $1.5 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million note payable issued pursuant to the Merrick financing transaction in June of 2008 and an impairment charge of $3.6 million related to our investment in Eklin, offset by a $0.5 million gain on the sale of certain patents that were no longer necessary to support our business and $0.3 million in foreign currency exchange gains.  The net other income in 2008 is primarily due to $0.4 million in foreign exchange gains and $0.1 million of interest income, offset by $0.2 million of interest expense and amortization of issuance costs and note discount associated with the note payable issued pursuant to the Merrick financing transaction.

Income Tax Expense (Benefit)

We recorded an income tax expense resulting in an effective tax rate of 1.3% in 2009, compared to an effective rate of (1.5)% in 2008.  Our effective tax rates in the three months ended June 30, 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized and realizing assets that are fully reserved with a valuation allowance.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

~ 19 ~

Index

Liquidity and Capital Resources

Our cash and cash equivalents were $20.0 million at June 30, 2009, an increase of approximately $2.2 million, or 11.9%, from our balance of $17.8 million at December 31, 2008.  In addition, our working capital was $16.0 million at June 30, 2009, an increase of $7.7 million from our working capital of $8.3 million at December 31, 2008.  Our calculation of working capital excludes the note payable and related note discount totaling $14.5 million from current liabilities, as well as the related debt issuance costs of $0.6 million from current assets.

In the six months ended June 30, 2009, we sold for cash proceeds of $0.5 million certain patents that had been identified as no longer necessary to support the business.

On July 20, 2009, we completed the acquisition of etrials.  Under the terms of the merger agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge common stock.  Total consideration for the transaction is expected to be approximately $25.2 million of which approximately $9.2 million will be cash.

As a result of the sale of our equity interest in Eklin, we will receive $1.4 million, the majority of which will be received in the third quarter of 2009.

Operating Cash Flows

Cash provided by operating activities was $3.4 million in the six months ended June 30, 2009, compared to cash used in operating activities of $10.4 million in the six months ended June 30, 2008.  Our operating cash flow in the six months ended June 30, 2009 was primarily due to the income from operations of $3.3 million, non-cash depreciation, amortization and impairment expense of $2.4 million, unrealized loss on investment of $3.6 million, share-based compensation of $0.9 million and amortization of note payable discount and issuance costs of $0.6 million, offset by a decrease in deferred revenue of $5.1 million and an increase in gross accounts receivable of $1.7 million.

As a result of our 2008 restructuring activities, we anticipate that we will pay approximately $0.6 million over the next several quarters for termination benefits and contract exit costs.  Termination benefits and contract exit costs paid in the first half of 2009 were $0.6 million.  On July 20, 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  We have taken this action concurrent with the acquisition of etrials, upon an assessment of ongoing personnel needs in light of the acquisition.  We expect to incur approximately $1.7 million in cash expenditures for severance and related costs, primarily in the third quarter of 2009.

Investing Cash Flows

On April 15, 2009, we made a cash payment of $1.3 million (of which $0.1 million was placed into escrow) to purchase certain limited assets, subject to certain liabilities, of eko.

As a result of the final payment to a former officer, pursuant to his separation agreement, $0.3 million of restricted cash was released in the six months ended June 30, 2009.

Contractual Obligations

Total outstanding commitments as of June 30, 2009 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$2,337	$1,445	$789	$103	$-
Note payable (including interest)	16,950	16,950	-	-	-
Total	$19,287	$18,395	$789	$103	$-

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million and $0.2 million in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.  The note payable bears interest at 13.0% per annum, payable quarterly in arrears. The note payable contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the note payable.

Except for restricted cash of $0.4 million at June 30, 2009, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

~ 20 ~

Index

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, as well as fund our acquisition of etrials completed on July 20, 2009.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the trading price of our Common Stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2009 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.  For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in this Quarterly Report on Form 10-Q.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties:  revenue recognition, allowance for sales returns and doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended June 30, 2009 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of June 30, 2009, our cash and cash equivalents included money market funds and short term deposits totaling $20.0 million, and earned interest at a weighted average rate of approximately 0.3%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

~ 21 ~

Index

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal controls over financial reporting as of December 31, 2008 was included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the report, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

The following significant change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
On June 30, 2009, we completed the integration of our U.S. and Canadian business systems.  We now have the ability to automatically produce consolidated financial statements on a weekly basis as well as management reporting by business unit.  This business unit information will be used going forward by our Chief Executive Officer (identified as our chief operating decision maker) to assess performance and allocate resources within Merge Healthcare.  As a result, we have determined that effective in the third quarter of 2009, we will have reportable segments under SFAS No. 131.

~ 22 ~

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

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that the corporation unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our Common Stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008, includes a detailed discussion of these factors.  These factors have not changed materially from those included in the Form 10-K, other than as set forth below.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

We have in the past and may in the future acquire and make investments in companies, products or technologies that we believe complement or expand our existing business and assist in quickly bringing new products to market.  There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices.  In addition, our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner.  We cannot predict whether we will be successful in integrating acquired businesses or that our acquired businesses will perform at anticipated levels.  In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities, or disrupt operations and divert management’s attention from day-to-day operations.  In addition, we may use our capital stock to acquire acquisition targets, which could be dilutive to the existing stockholders and cause a decline in the price of our Common Stock.

~ 23 ~

Index

In making or attempting to make acquisitions or investments, we face a number of risks, including risks related to:

•	Identifying suitable candidates, performing appropriate due diligence, identifying potential liabilities and negotiating acceptable terms;

•	Reducing our working capital and hindering our ability to expand or maintain our business, if acquisitions are made using cash;

•	The potential distraction of our management, diversion of our resources and disruption to our business;

•	Retaining and motivating key employees of the acquired companies;

•	Managing operations that are distant from our current headquarters and operational locations;

•	Entering into industries or geographic markets in which we have little or no prior experience;

•	Competing for acquisition opportunities with competitors that are larger or have greater financial and other resources than us;

•	Accurately forecasting the financial impact of a transaction;

•	Assuming liabilities of acquired companies, including existing or potential litigation related to the operation of the business prior to the acquisition;

•	Maintaining good relations with the customers and suppliers of the acquired company; and

•	Effectively integrating acquired companies and achieving expected synergies.

In addition, any acquired business, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects.  Moreover, from time to time, we may enter into negotiations for the acquisition of businesses, products or technologies but be unable or unwilling to consummate the acquisitions under consideration.  This can be expensive and could cause significant diversion of managerial attention and resources.

The market price of our Common Stock may decline as a result of our acquisition of etrials.

The market price of our Common Stock may decline after the acquisition of etrials is completed.  Some of the issues that we could face are:

•	the integration of etrials' business is unsuccessful or takes longer or is more disruptive than anticipated;

•	we do not achieve the expected synergies or other benefits of the etrials acquisition as rapidly or to the extent anticipated, if at all;

•	the effect of the acquisition of etrials on our financial results does not meet the expectations of Merge, financial analysts or investors; or

•	after the acquisition, etrials' business does not perform as anticipated.

In connection with the acquisition of etrials, we estimate that we could issue up to approximately 4.0 million additional shares of our Common Stock.  The increase in the number of outstanding shares of our Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market price of our Common Stock.

Our acquisition of etrials could trigger certain provisions contained in etrials' agreements with third parties that could permit such parties to terminate that agreement.

etrials may be a party to agreements that permit a counter-party to terminate an agreement or receive payments because the acquisition would cause a default or violate an anti-assignment, change of control or similar clause in such agreements.  If this happens, we may have to seek to replace that agreement with a new agreement or make additional payments under such agreements.  However, we may be unable to replace a terminated agreement on comparable terms or at all.  Depending on the importance of such agreement to etrials’ business, the failure to replace a terminated agreement on similar terms or at all, and requirements to pay additional amounts, may increase our costs of operating etrials' business or prevent us from operating etrials' business.

~ 24 ~

Index

We expect to incur significant costs associated with the acquisition of etrials.

We estimate that we will incur direct transaction costs of approximately $0.6 million associated with the acquisition of etrials, including direct costs of the acquisition as well as liabilities to be accrued in connection with the acquisition (excluding any related severance costs).  All such direct acquisition costs will be expensed as incurred by us.  In addition, etrials estimates that it will incur direct transaction costs of approximately $1.8 million, some of which may be paid directly by us.  We believe the combined entity may incur charges to operations, which are not currently reasonably estimable, in the quarter in which the acquisition is completed or the following quarters, to reflect costs associated with integrating the two companies.  We may incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition.  We anticipate that the combination will require significant cash outflows for acquisition and integration related costs.  If the benefits of the acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

Litigation or regulatory actions could adversely affect our financial condition.

On April 27, 2006, Merge received an informal, non-public inquiry from the SEC requesting voluntary production of documents and other information.  The inquiry principally related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.  On July 10, 2007, SEC Staff advised Merge Healthcare that the SEC had issued a formal order of investigation in this matter.  Merge Healthcare is cooperating fully with the SEC.  The SEC Staff has informed us that the Staff is considering recommending an injunctive or cease and desist order against it prohibiting violations of the reporting, record-keeping, and internal control provisions under the Securities Exchange Act of 1934.  The Staff did not inform us that it is considering recommending any monetary sanctions against it.  However, the matter has not yet been finally resolved, and, until such final resolution, we will continue to incur expenses, including legal fees and other costs, in connection with the SEC’s investigation.

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that the corporation unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

As a result of lawsuits and regulatory matters, including the matters discussed above, we have incurred and may continue to incur substantial expenses.

Proposed federal U.S. government reductions in Medicare and Medicaid reimbursement rates for radiology procedures could negatively affect revenues of our hospital and imaging clinic customers, which could reduce our customers’ ability to purchase our software and services.

Medicare and Medicaid use scanner utilization rates as a factor in determining reimbursement rates.  They currently use a 50% utilization rate factor in the reimbursement formula.  The Medicare Payment Advisory Commission (MedPAC) recommended increasing this factor to 90% utilization, or an increase of 80%, as part of the healthcare reform act currently under consideration in Congress.  This change in the utilization rate has the potential to dramatically decrease reimbursements for radiology procedures, and could have a particularly devastating impact on patients, hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower.  The resulting effect on our business could be a reduction in software and service procurement of our customers and potentially the closure of their facilities.

See also the discussions in Part I, Item 2, “Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

~ 25 ~

Index

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on June 12, 2009 (“Annual Meeting”).  At the time of our Annual Meeting, we had received executed forms of proxy in the same form as addressed on our behalf to the shareholders of record as of April 17, 2009, the record date for our Annual Meeting, representing 51,736,723 shares in person or by proxy.  Matters voted on and the results of such votes are as follows:

The holders of 51,580,864 shares voted FOR ratification of our appointment of the firm BDO Seidman, LLP as our independent registered public accounting firm for the 2009 fiscal year; the holders of 64,853 shares voted AGAINST such ratification, and the holders of 91,006 shares ABSTAINED.

Of the proxies represented at our Annual Meeting and referred to above, the following number of shares were voted FOR and WITHHELD authority for the following six (6) individuals to serve as our Directors until the next annual meeting of the shareholders, or otherwise as provided in our bylaws:

	Votes For	Votes Against or Withheld	Result
Elect Dennis Brown to serve as Director until the next annual meeting of Shareholders	51,281,563	455,160	Elected

Elect Justin C. Dearborn to serve as Director until the next annual meeting of Shareholders	51,433,503	303,220	Elected

Elect Michael W. Ferro, Jr. to serve as Director until the next annual meeting of Shareholders	51,430,764	305,959	Elected

Elect Gregg G. Hartemayer to serve as Director until the next annual meeting of Shareholders	51,270,214	466,509	Elected

Elect Richard A. Reck to serve as Director until the next annual meeting of Shareholders	51,432,653	304,070	Elected

Elect Neele E. Stearns, Jr. to serve as Director until the next annual meeting of Shareholders	51,429,027	307,696	Elected

No other business was brought before the Annual Meeting.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)  Exhibits
      See Exhibit Index

~ 26 ~

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

July 31, 2009	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

July 31, 2009	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

~ 27 ~

Index

EXHIBIT INDEX

2	Agreement and Plan of Merger, dated as of May 30, 2009, by and among Registrant, Merge Acquisition Corp., a wholly–owned subsidiary of Registrant, and etrials Worldwide, Inc. (A)
3.1	Certificate of Incorporation as filed on October 14, 2008(B)
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008(B)
3.3	Bylaws of Registrant(B)
4.1	Form of Stockholder Support Agreement, dated as of May 30, 2009, by and among Registrant and certain stockholders of etrials Worldwide, Inc. (A)
4.2	Term Note, dated June 4, 2008, between Registrant and Merrick RIC, LLC(C)
10.1	Registration rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC(C)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC(D)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008(E)
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008(E)
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008(E)
10.6	Employment Letter Agreement between the Registrant and Antonia Wells entered into as of June 4, 2008(E)
10.7	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC(F)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC(B)
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(G), as amended and restated in its entirety as of September 1, 2003(H)
10.10	1998 Stock Option Plan for Directors(I)
10.11	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000(J)
10.12	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(H)
10.13	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(K)
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

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated May 30, 2009.
(B)	Incorporated by reference from the Registrant’s Annual Report on Form 10–K dated March 11, 2009.
(C)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated June 6, 2008.
(D)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated May 22, 2008.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated July 15, 2008.
(F)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated July 7, 2008.
(G)	Incorporated by reference from Registration Statement on Form SB-2 No. 333-39111) effective January 29, 1998.
(H)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10–Q for the three and nine months ended September 30, 2003.
(I)	Incorporated by reference from the Registrant’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.
(J)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(K)	Incorporated by reference from the Registrant’s Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.

~ 28 ~

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

Date: July 31, 2009

/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

~ 29 ~

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

Date: July 31, 2009

/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

~ 30 ~

Index

Exhibit 32

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-Q of MERGE HEALTHCARE INCORPORATED (the “Company”) for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Justin C. Dearborn, as principal executive officer of the Company, and Steven M. Oreskovich, as principal financial officer of the Company, each hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of their knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 31, 2009	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

Date: July 31, 2009	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.