Form 10-Q
period 2009-09-30
MERGE HEALTHCARE INC
filed 2009-10-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).   Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of October 27, 2009:  66,134,385

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents, including restricted cash of $409 and $621 at September 30, 2009
and December 31, 2008, respectively	$16,883	$17,848
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,173
and $1,378 at September 30, 2009 and December 31, 2008, respectively	15,714	12,779
Inventory	377	550
Prepaid expenses	1,965	1,509
Deferred income taxes	217	217
Other current assets	3,002	721
Total current assets	38,158	33,624
Property and equipment:
Computer equipment	8,189	6,317
Office equipment	2,414	1,989
Leasehold improvements	1,539	1,272
	12,142	9,578
Less accumulated depreciation	8,737	7,604
Net property and equipment	3,405	1,974
Purchased and developed software, net of accumulated amortization of $14,501 and
$12,584 at September 30, 2009 and December 31, 2008, respectively	13,978	5,653
Customer relationships and trade names, net of accumulated amortization of $1,998 and $1,259 at
September 30, 2009 and December 31, 2008, respectively	7,738	2,291
Goodwill	25,145	-
Deferred income taxes	4,585	4,585
Investments	528	5,690
Other assets	326	920
Total assets	$93,863	$54,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,957	$4,036
Accrued wages	1,933	1,590
Restructuring accrual	1,582	1,173
Note payable	14,623	-
Current portion of capital lease obligations	188	-
Other accrued liabilities	2,669	2,421
Deferred revenue	14,895	16,150
Total current liabilities	41,847	25,370
Note payable	-	14,230
Capital lease obligations, net of current portion	94	-
Deferred income taxes	39	39
Deferred revenue	1,622	644
Income taxes payable	5,461	5,418
Other	227	195
Total liabilities	49,290	45,896
Shareholders' equity:
Series 3 Special Voting Preferred Stock, no par value: one share authorized; zero shares and one share
issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 65,647,793 shares and 55,506,702
shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	656	555
Common stock subscribed, 6,595 shares and 30,271 shares at September 30, 2009 and
December 31, 2008, respectively	26	37
Additional paid-in capital	498,576	465,083
Accumulated deficit	(456,289)	(458,641)
Accumulated other comprehensive income	1,604	1,807
Total shareholders' equity	44,573	8,841
Total liabilities and shareholders' equity	$93,863	$54,737

See accompanying notes to unaudited condensed consolidated financial statements.

~ 1 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales:
Software and other	$7,755	$7,398	$25,459	$19,733
Services and maintenance	9,152	7,218	22,110	21,941
Total net sales	16,907	14,616	47,569	41,674
Cost of sales:
Software and other	600	1,314	2,710	3,842
Services and maintenance	3,402	2,528	7,925	9,471
Depreciation and amortization	899	742	2,172	2,174
Total cost of sales	4,901	4,584	12,807	15,487
Gross margin	12,006	10,032	34,762	26,187
Operating costs and expenses:
Sales and marketing	2,470	1,824	5,968	7,497
Product research and development	2,689	2,931	7,503	11,151
General and administrative	3,616	3,483	8,972	18,093
Acquisition-related expenses	658	-	997	-
Trade name impairment, restructuring and other expenses	1,974	(205)	1,974	11,862
Depreciation, amortization and impairment	755	654	1,849	2,954
Total operating costs and expenses	12,162	8,687	27,263	51,557
Operating income (loss)	(156)	1,345	7,499	(25,370)
Other income (expense):
Interest expense	(775)	(751)	(2,304)	(994)
Interest income	6	68	30	218
Other, net	18	35	(2,801)	430
Total other income (expense)	(751)	(648)	(5,075)	(346)
Income (loss) before income taxes	(907)	697	2,424	(25,716)
Income tax expense (benefit)	29	269	72	(115)
Net income (loss)	$(936)	$428	$2,352	$(25,601)
Net income (loss) per share - basic	$(0.02)	$0.01	$0.04	$(0.59)
Weighted average number of common shares outstanding - basic	61,077,637	56,171,905	57,904,467	43,496,189

Net income (loss) per share - diluted	$(0.02)	$0.01	$0.04	$(0.59)
Weighted average number of common shares outstanding - diluted	61,077,637	56,859,379	59,552,430	43,496,189

See accompanying notes to unaudited condensed consolidated financial statements.

~ 2 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$2,352	$(25,601)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	4,021	5,128
Share-based compensation	1,256	3,836
Loss on disposal of subsidiary	-	1,665
Amortization of note payable issuance costs & discount	837	336
Loss on investment	3,624	-
Trade name impairment	-	1,060
Provision for doubtful accounts receivable and sales returns, net of recoveries	151	267
Deferred income taxes	-	(384)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	2	868
Inventory	396	841
Prepaid expenses	349	(683)
Accounts payable	(2,404)	(3,035)
Accrued wages	(554)	52
Restructuring accrual	411	1,461
Deferred revenue	(6,189)	(2,883)
Other accrued liabilities	(373)	(196)
Other	588	231
Net cash provided by (used in) operating activities	4,467	(17,037)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,752)	-
Proceeds from sale of subsidiary	-	413
Purchases of property, equipment, and leasehold improvements	(165)	(503)
Change in restricted cash	338	-
Proceeds from sale of equity investment	886	-
Net cash used in investing activities	(693)	(90)
Cash flows from financing activities:
Proceeds from issuance of term note, net of non-cash discount of $510	-	14,490
Proceeds from issuance of Common Stock	-	5,479
Note and stock issuance costs paid	-	(2,386)
Proceeds from exercise of stock options and employee stock purchase plan	78	63
Principal payments on notes	(4,570)	-
Principal payments in capital leases	(35)	-
Repurchase of Common Stock	-	(47)
Dividends paid	-	(57)
Net cash provided by (used in) financing activities	(4,527)	17,542
Effect of exchange rates on cash and cash equivalents	-	9
Net increase (decrease) in cash and cash equivalents	(753)	424
Cash and cash equivalents (net of restricted cash), beginning of period (1)	17,227	13,637
Cash and cash equivalents (net of restricted cash), end of period (2)	$16,474	$14,061

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,463	$975
Cash paid for income taxes, net of refunds	$(173)	$17

(1)	Net of restricted cash of $621 and $363 at December 31, 2008 and 2007, respectively.
(2)	Net of restricted cash of $409 and $363 at September 30, 2009 and 2008, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

~ 3 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$(458,641)	$1,807	$8,841
Exchange of exchangeable share
rights into Common Stock	-	-	-	-	719,412	7	(7)	-	-	-
Retirement of preferred share	(1)	-	-	-	-	-	-	-	-	-
Stock issued under ESPP	-	-	(23,676)	(11)	56,830	1	88	-	-	78
Share-based compensation expense	-	-	-	-	-	-	1,256	-	-	1,256
Shares issued for acquisitions	-	-	-	-	9,364,849	93	32,156	-	-	32,249
Net income	-	-	-	-	-	-	-	2,352	-	2,352
Other comprehensive loss	-	-	-	-	-	-	-	-	(203)	(203)
Balance at September 30, 2009	-	$-	6,595	$26	65,647,793	$656	$498,576	$(456,289)	$1,604	$44,573

See accompanying notes to unaudited condensed consolidated financial statements.

~ 4 ~

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(936)	$428	$2,352	$(25,601)
Translation adjustment	-	-	-	283
Unrealized loss on marketable security	(37)	(368)	(203)	(848)
Comprehensive net income (loss)	$(973)	$60	$2,149	$(26,166)

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period.

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

Our unaudited condensed consolidated financial statements include the results of etrials Worldwide, Inc. (“etrials”) since July 20, 2009, and the results of Confirma, Inc. (“Confirma”) since September 1, 2009.

Reclassifications

Where appropriate, certain reclassifications have been made to the prior periods’ financial statements to conform to the current year presentation.  Specifically, we have reclassified $649 of certain accrued expenses from other current liabilities to accounts payable in the balance sheet as of December 31, 2008 in order to conform to current year presentation.

(2)	Significant Acquisitions

etrials Worldwide, Inc.

On July 20, 2009, we completed the acquisition of etrials, a provider of clinical trials software and services to pharmaceutical, biotechnology, medical device, and contract research organizations.  The transaction was announced on June 1, 2009, upon the execution of a definitive agreement, and closed on July 20, 2009.  Under the terms of the Merger Agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge Common Stock.  Upon completion of the acquisition, we renamed this entity Merge eClinical.  Our condensed consolidated statements of operations include etrials sales of $2,420 and net loss of $577 for the period July 20, 2009 through September 30, 2009.

Reasons for the Transaction

Our acquisition of etrials will allow us to create an organization capable of providing clinical trial sponsors and contract research organizations (“CROs”) comprehensive and configurable solutions that integrate critical imaging technologies with electronic eclinical capabilities to address the needs of all the stakeholders in clinical trials utilizing imaging.

Purchase Accounting

The transaction consideration was valued at approximately $25,077, including the exchange of 3,942,732 shares at a market price of $4.04 per share, and $9,149 in cash.  The fair value of stock issued was based upon the NASDAQ closing price of our stock on July 20, 2009.  The acquisition was accounted for using the purchase method of accounting.  Merge was considered the accounting acquirer, requiring the purchase consideration to be allocated to etrials’ net tangible and intangible assets based on their respective fair values as of the closing date, with the residual reflected as goodwill.  The allocation of the purchase consideration is preliminary and based upon estimates made by us with the assistance of independent valuation specialists.  The estimated purchase price allocation, based on etrials’ assets and liabilities as of July 20, 2009, was as follows:

~ 6 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Estimated Fair Value
Cash	$6,077
Other tangible assets	4,565
Liabilities assumed	(5,215)
Purchased and developed software	3,950
Customer relationships	2,640
In-process research and development	760
Trade names	270
Goodwill	12,030
Total consideration	$25,077

The amounts allocated to purchased and developed software, customer relationships, trade names and in-process research and development (“IPR&D”) are preliminary and estimated by us based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

Years
Proprietary technology	7.0
Customer relationships	10.0
Trade names	6.0
IPR&D	-
Goodwill	Indefinite

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The value assigned to IPR&D will not be amortized until the completion or abandonment of the associated research and development efforts.

The value assigned to acquired in-process research and development is determined by identifying the acquired specific in-process research and development projects that will be continued, and for which (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability.  The nature of the efforts to develop the in-process technology into the commercially viable products is expected to principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the technology can be produced to meet its design specification, including function, features and technical performance requirements. At the date of the business combination, etrials had an in-process project meeting the above criteria involving an electronic data capture (“EDC”) platform.

The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment.  The $12,030 assigned to goodwill will not be deductible for federal income tax purposes.

Confirma, Inc.

On September 1, 2009, we completed the acquisition of Confirma, a provider of computer systems for processing and presentation of data from magnetic resonance imaging (“MRI”) studies.  The transaction was announced on August 7, 2009, upon the execution of a definitive agreement, and closed on September 1, 2009.  Under the terms of the Merger Agreement, we acquired all outstanding shares of Confirma in exchange for 5,422,104 shares of Merge Common Stock.  Upon completion of the acquisition, we renamed this entity Merge CAD.  Our condensed consolidated statements of operations include Confirma sales of $612 and net loss of $1,005 for the period September 1, 2009 through September 30, 2009.

~ 7 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Reasons for the Transaction

Our acquisition of Confirma creates an organization providing advanced applications for visualization and analysis of MRI studies that has the capability to widen the global adoption of this type of technology through Merge’s international distribution network.

Purchase Accounting

The transaction consideration was valued at approximately $16,231, including the exchange of 5,422,104 shares at a market price of $3.01 per share, of which 46,628 shares were placed in escrow.  The estimated transaction consideration excludes $89 for claims against the escrow.  The fair value of stock issued was based upon the NASDAQ closing price of our stock on September 1, 2009.  The acquisition was accounted for using the purchase method of accounting.  Merge was considered the accounting acquirer, requiring the purchase consideration to be allocated to Confirma’s net tangible and intangible assets based on their respective fair values as of the closing date, with the residual reflected as goodwill.  The allocation of the purchase consideration is preliminary and based upon estimates made by us with the assistance of independent valuation specialists.  The estimated purchase price allocation, based on Confirma’s assets and liabilities as of September 1, 2009, was as follows:

Estimated Fair Value
Cash	$2,696
Other tangible assets	3,507
Liabilities assumed	(9,717)
Purchased and developed software	5,300
Customer relationships	2,800
Trade names	300
Goodwill	11,345
Total consideration	$16,231

The amounts allocated to purchased and developed software, customer relationships and trade names were estimated by us based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

Years
Proprietary Technology	5.3
Customer Relationships	9.5
Trade Names	10.0
Goodwill	Indefinite

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under certain circumstances that may indicate a potential impairment.  The $11,345 assigned to goodwill will not be deductible for federal income tax purposes.

Pro forma Results

As discussed in Note 1, the results of etrials have been included in our condensed consolidated financial statements since July 20, 2009, and the results of Confirma have been included since September 1, 2009.

The following unaudited pro forma condensed combined results of operations for the three and nine months ended September 30, 2009 and 2008, respectively, are based on the historical financial statements of Merge, etrials and Confirma giving effect to the business combination as if it had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude pre-acquisition intangible amortization, share-based compensation and warrant expense of etrials and Confirma, while including amortization of intangible assets during the entire applicable periods.  This data also reflects only the historical Merge, etrials and Confirma tax expense.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

~ 8 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended September 30,
	2009	2008
Revenue	$19,584	$22,231
Net loss	(3,011)	(5,690)
Loss per share:
Basic	$(0.05)	$(0.09)
Diluted	$(0.05)	$(0.09)

	Nine Months Ended September 30,
	2009	2008
Revenue	$64,679	$67,199
Net loss	(1,593)	(40,953)
Loss per share:
Basic	$(0.02)	$(0.77)
Diluted	$(0.02)	$(0.77)

(3)	Intangible Assets

        Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amount of goodwill by segment (as further discussed in Note 13) for the nine months ended September 30, 2009, are as follows:

	Indirect	Direct	Total
Balance at January 1, 2009	$-	$-	$-
Goodwill due to etrials acquisition	-	12,030	12,030
Goodwill due to Confirma acquisition	11,345	-	11,345
Goodwill due to insignificant acquisitions	-	1,770	1,770
Balance at September 30, 2009	$11,345	$13,800	$25,145

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of September 30, 2009 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	5.0	$21,064	$(8,508)
Customer relationships	7.7	9,166	(1,988)
Trade names	8.0	570	(10)
Total		$30,800	$(10,506)

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the purchased software and customer relationships.  The gross carrying amounts of purchased software include $760 of IPR&D that is not subject to amortization until completed.

Amortization expense for purchased software, which is being expensed within cost of sales on a ratable basis over the life of the related intangible asset, was $665 and $529 in the three months ended September 30, 2009 and 2008, respectively, and $1,620 and $1,589 in the nine months ended September 30, 2009 and 2008, respectively.  Customer relationships and trade names amortization expense, which is being expensed in the depreciation, amortization and impairment classification of operating costs and expenses on a ratable basis over the life of the related intangible asset, was $329 and $245 in the three months ended September 30, 2009 and 2008, respectively, and $813 and $763 in the nine months ended September 30, 2009 and 2008, respectively.

In the three months ended September 30, 2009, we increased the gross carrying amount of purchased software, customer relationships and trade names by $10,010, $5,440 and $570, respectively, upon completion of the acquisitions of etrials and Confirma.  In the nine months ended September 30, 2009, we increased the gross carrying amount of purchased software, customer relationships and trade names by $10,400, $5,690 and $570, respectively.

~ 9 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

The estimated future amortization expense of purchased software (excluding IPR&D), customer relationships and trade names as of September 30, 2009 is as follows:

For the remaining 3 months of the year ended:	2009	$1,286
For the year ended December 31:	2010	5,145
	2011	3,497
	2012	2,320
	2013	2,320
	2014	2,229
	Thereafter	3,498

As of September 30, 2009, we had gross capitalized software development costs of $6,655 and accumulated amortization of $5,993.  The weighted average remaining amortization period of capitalized software development costs was 1.2 years as of September 30, 2009.  Capitalized software development amortization expensed within cost of sales was $137 and $213 in the three months ended September 30, 2009 and 2008, respectively, and $455 and $585 in the nine months ended September 30, 2009 and 2008, respectively.

        In the nine months ended September 30, 2009, we received cash proceeds of $510 from the sale of patents which we determined were not necessary to support our business.

(4)	Fair Value Measurement

We use a three-tier value hierarchy to prioritize the inputs used in measuring fair value of our financial assets and liabilities.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring us to develop our own assumptions.

We also consider additional information in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, or circumstances indicate a transaction is not suitable for fair value measurement.  We disclose the required information about fair value of financial instruments in our interim financial statements as well as in our annual financial statements.

Non-Current Investments

At September 30, 2009, we held securities in a publicly traded entity valued at $115 and private companies valued at $413, which are classified as non-current assets.  In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  In calculating potential impairment losses for the private company securities, we evaluate the fair value of these investments by comparing them to certain public company metrics such as revenue multiples, independent transactions involving such securities, and inquiries and estimates made by us.  The following tables set forth our non-current investments that are carried at fair value:

	Level 1	Level 2	Level 3	Balance at September 30, 2009
Investment in publicly traded equity security	$115	$-	$-	$115
Investments in equity securities of private companies	-	-	413	413
Total	$115	$-	$413	$528

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Investment in publicly traded equity security	$318	$-	$-	$318
Investments in equity securities of private companies	-	-	5,372	5,372
Total	$318	$-	$5,372	$5,690

~ 10 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

We performed the evaluation of our Level 3 investments in the quarterly period ended September 30, 2009, and concluded that there was no significant change in their fair value.  Due to the acquisition of Eklin Medical Systems, Inc. (“Eklin”) by VCA Antech, Inc. (“VCA”) in July 2009, we sold our equity investment in Eklin for proceeds of $1,335.  We received cash of $886 in the third quarter of 2009, with the remaining balance of $449 being held in an escrow account for up to two years to satisfy any remaining obligations which may arise from the transaction.  We have recorded an impairment charge of $3,624 in the nine months ended September 30, 2009 related to the impairment of our investment in Eklin.  The impairment charge is included in the other, net line of our condensed consolidated statement of operations.  The following table sets forth the change in the fair value of our Level 3 non-current investments:

	Nine Months Ended September 30,
	2009	2008
Balance at January 1	$5,372	$6,030
Transfer in	-	-
Sale of investment	(1,335)	-
Impairment charge	(3,624)	-
Balance at September 30	$413	$6,030

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

Balance at September 30, 2009
Cumulative translation adjustment	$1,936
Net unrealized loss on available-for-sale security	(332)
Total accumulated other comprehensive income	$1,604

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

(5)	Debt, Capital Leases and Operating Leases

On June 4, 2008, we completed a private placement pursuant to which we raised net proceeds of $16,639 through a transaction with Merrick RIS, LLC (“Merrick”), an affiliate of Merrick Ventures, LLC ("Merrick Ventures"), which was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note due June 4, 2010 and 21,085,715 shares of our Common Stock.  The note bears interest at 13.0% per annum, payable quarterly in arrears on the fourth day of March, June, September and December.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the chairman of our board of directors, also serves as the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls the term note and all of the shares owned by Merrick.  As of September 30, 2009, Merrick and its affiliates owned approximately 42.7% of our Common Stock.  We paid interest to Merrick of $488 and $1,463 in the three and nine months ended September 30, 2009, respectively.  We paid interest to Merrick of zero and $975 in the three and nine months ended September 30, 2008, respectively, including $975 of prepaid interest on the date we completed the transaction with Merrick.  As of September 30, 2009 and December 31, 2008, we have recorded $163, or one month of accrued interest on the note, in other accrued liabilities. The note payable is classified as a short term liability at September 30, 2009, since it is due in June of 2010.

We assumed debt of $1,770 and $2,800, respectively, upon completion of our acquisitions of etrials and Confirma.  These balances were repaid in full in the third quarter of 2009.

~ 11 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

We also assumed certain capital lease obligations associated with the acquisitions.  As of September 30, 2009, the remaining obligations under these capital leases totaled $282.  Equipment acquired under these capital leases had a cost of $428 and accumulated depreciation of $40 at September 30, 2009.  Amortization expense related to equipment acquired under capital leases was $38 for the three and nine months ended September 30, 2009, and is included in the depreciation, amortization and impairment line of operating costs and expenses in our condensed consolidated statement of operations.

Payments due under our debt and capital lease obligations are set forth in the following table for the periods indicated:

		Note Payable	Capital Leases	Total
For the remaining 3 months of the year ended:	2009	$-	$56	$56
For the year ended December 31:	2010	15,000	195	15,195
	2011	-	61	61
	2012	-	-	-
	2013	-	-	-
		$15,000	312	$15,312
Less: Amount representing interest			30
Present value of future minimum lease payments			282
Less: Current portion of capital lease obligation			188
Capital lease obligation, net of current portion			$94

In the third quarter of 2009, we entered into a new 10-year lease in Mississauga, Ontario, Canada to replace the existing lease which expires December 31, 2009.  We will begin occupancy of the new leased space in the fourth quarter of 2009, which will reduce our rentable area to approximately 24,000 square feet.  We also entered into a new 7-year lease in our Morrisville, North Carolina location, which is the primary location of etrials.  This new lease reduces our rentable area to approximately 15,000 square feet.  In addition, we abandoned approximately 5,000 square feet of leased space in our Bellevue, Washington facility, which is the primary location of Confirma. As a result of this action, we recorded a charge of $255 in the trade name impairment, restructuring and other line of our statement of operations in the third quarter of 2009.

Future minimum lease payments under all of our non–cancelable operating leases are set forth in the following table:

		Operating Leases
For the remaining 3 months of the year ended:	2009	$727
For the year ended December 31:	2010	1,924
	2011	1,687
	2012	894
	2013	859
	2014	807
	thereafter	3,556

(6)	Other Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick under which we receive certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term.  We paid $105 and $335 to Merrick for such services in the three and nine months ended September 30, 2009, respectively, and recognized $122 and $357 in expense within the general and administrative expense classification of operating costs and expenses in the three and nine months ended September 30, 2009, respectively.  As of September 30, 2009, we have $22 recorded in accounts payable covering obligations under this agreement.

As a result of work performed related to our acquisitions of etrials and Confirma, we paid Merrick a success fee of $200 and expensed such amount within the acquisition related expense classification of operating costs and expenses in the three months ended September 30, 2009.

On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare Solutions, LLC (“Merrick Healthcare”).  Under terms of the agreement, Merrick Healthcare purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the first quarter of 2009 related to this transaction.

~ 12 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(7)	Shareholders’ Equity

Exchangeable Shares

As part of our business combination with Cedara Software Corp. in June 2005, we issued 5,581,517 shares of our Common Stock to the shareholders of Cedara Software Corp. and granted rights for the issuance of 13,210,168 shares of Common Stock to holders of Cedara Software Corp. exchangeable shares on a one-for-one basis.  On February 13, 2009, we exercised our call right regarding redemption of the outstanding exchangeable shares, as certain conditions allowing us to do so were met.  Final redemption occurred on April 15, 2009, and the exchangeable shares were delisted from the Toronto Stock Exchange following the close of trading on April 16, 2009.  The respective weighted average number of these shares has been included within the number of shares of Common Stock used to calculate basic net income (loss) per share (see Note 12).

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$8	$4	$37	$70
Sales and marketing	91	(19)	275	363
Product research and development	79	72	249	304
General and administrative	193	245	695	1,129
Trade name impairment, restructuring and other expenses	-	-	-	1,970
Total	$371	$302	$1,256	$3,836

Stock option activity in the nine months ended September 30, 2009 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2008	4,696,574
Options granted	375,000
Options exercised	-
Options forfeited and expired	(218,461)
Options outstanding, September 30, 2009	4,853,113

Options exercisable, September 30, 2009	1,941,805

There was no restricted stock award activity in the nine months ended September 30, 2009.  There were 479,997 shares of restricted stock outstanding as of September 30, 2009.

As of September 30, 2009, there was approximately $2,859 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

(9)	Commitments and Contingencies

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

~ 13 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that Merge unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages being sought are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

In addition to the matters discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

(10)	Restructuring

On July 20, 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  This action was taken concurrent with the acquisition of etrials based upon our assessment of ongoing personnel needs.  As a result, we incurred $935 and $784 of severance and related costs in our Indirect and Direct segments, respectively, in the third quarter of 2009.  These expenses are recorded in the trade name impairment, restructuring and other line of our statement of operations.  The majority of these expenses will be paid out over the next several quarters.

In addition, we completed two other separate restructuring and reorganization initiatives in 2008, which had remaining obligations as of December 31, 2008.

The following table illustrates the activity related to these three initiatives in the nine months ended September 30, 2009:

	Employee Termination Costs	Contract Exit Costs	Total
First Quarter 2008 Initiative
Balance at December 31, 2008	$31	$284	$315
Charges to expense	-	-	-
Payments	(7)	-	(7)
Foreign exchange	4	-	4
Balance at September 30, 2009	28	284	312
Second Quarter 2008 Initiative
Balance at December 31, 2008	502	371	873
Charges to expense	-	-	-
Payments	(453)	(273)	(726)
Foreign exchange	3	15	18
Balance at September 30, 2009	52	113	165
Third Quarter 2009 Initiative
Balance at December 31, 2008	-	-	-
Charges to expense	1,719	-	1,719
Payments	(633)	-	(633)
Foreign exchange	21	-	21
Balance at September 30, 2009	1,107	-	1,107
Total Balance at September 30, 2009	$1,187	$397	$1,584

~ 14 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

         At September 30, 2009, $1,582 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

(11)	Income Taxes

We record income tax expense on an interim basis.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the effect of changes in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the nine month period ending September 30, 2009, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

(12)	Earnings Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income (loss)	$(936)	$428	$2,352	$(25,601)
Denominator:
Weighted average number of shares of Common Stock
outstanding - basic	61,077,637	56,171,905	57,904,467	43,496,189
Effect of stock options	-	65,883	1,167,966	-
Effect of restricted stock	-	621,591	479,997	-
Denominator for net income (loss) per share - diluted	61,077,637	56,859,379	59,552,430	43,496,189
Net income (loss) per share - basic	$(0.02)	$0.01	$0.04	$(0.59)
Net income (loss) per share - diluted	$(0.02)	$0.01	$0.04	$(0.59)

For the three months ended September 30, 2009 and 2008, options to purchase 3,145,000 and 3,587,830 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.  For the nine months ended September 30, 2009 and 2008, options to purchase 2,945,000 and 3,630,466 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our Common Stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.

As a result of the loss in the three months ended September 30, 2009, incremental shares from stock options and restricted stock awards totaling 1,797,098 and 479,997, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss in the nine months ended September 30, 2008, incremental shares from stock options and restricted stock awards totaling zero and 1,290,434, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(13)	Segment Information

Our Chief Executive Officer has been identified as the chief operating decision maker, and relies on the information derived from our financial reporting process to assess the performance and the allocate resources within Merge Healthcare.  On June 30, 2009, we completed enhancements to our financial reporting process to allow us to obtain discrete operating results for our business units.  This business unit information was used by our Chief Executive Officer in the third quarter of 2009 to assess performance and allocate resources within Merge.  As a result, effective in the third quarter of 2009, we have reportable segments, which we have designated as Direct and Indirect.  These reportable segments are based on business unit operations that have similar economic characteristics.

~ 15 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

The Direct segment primarily sells directly to the end-users located primarily in the U.S. and Canada, and also distributes certain products through the Internet via our website.  This segment consists of the North America operations of the Merge Fusion business unit and Merge eClinical business unit.  The Indirect segment primarily sells software products and related services to Original Equipment Manufacturers, Value Added Resellers and distributors world-wide.  This segment consists of the Merge OEM and Merge CAD business units in addition to the Europe, Middle East and Africa operations of the Merge Fusion business unit.

 We evaluate the performance of these segments based on their respective revenues and segment operating income, which excludes certain corporate costs, amortization expense that is not specific to a segment, net interest expense and income taxes. The following tables provide segment information for the periods indicated:

	Three Months Ended September 30, 2009
	Indirect	Direct	Total
Net sales:
Software and other	$5,455	$2,300	$7,755
Service and maintenance	2,449	6,703	9,152
Total net sales	$7,904	$9,003	$16,907
Expenses	6,214	7,846	14,060
Segment income	$1,690	$1,157	2,847

Net corporate/other expenses (1)			3,754
Loss before income taxes			$(907)

	Nine Months Ended September 30, 2009
	Indirect	Direct	Total
Net sales:
Software and other	$18,603	$6,856	$25,459
Service and maintenance	6,503	15,607	22,110
Total net sales	$25,106	$22,463	$47,569
Expenses	17,495	17,456	34,951
Segment income	$7,611	$5,007	12,618

Net corporate/other expenses (1)			10,194
Income before income taxes			$2,424

(1)	Net corporate/other expenses include public company costs, share-based compensation, certain amortization not attributable to business segments, corporate administration costs, acquisition-related expenses and net interest expense.

	Indirect	Direct	Corporate/ Other	Consolidated
Depreciation and amortization
Three months ended September 30, 2009	$384	$778	$492	$1,654

Nine months ended September 30, 2009	$838	$1,705	$1,478	$4,021

Assets as of September 30, 2009	$37,566	$42,745	$13,552	$93,863

The following tables provide revenue by segment for the prior periods indicated.  Segment profit will not be restated for periods prior to December 31, 2008, as there were significant operational changes during 2008 that will not allow us to capture comparable historical information through our financial reporting system, and it would be impracticable for us to do so.

~ 16 ~

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended September 30, 2008
	Indirect	Direct	Total
Net sales:
Software and other	$4,374	$3,024	$7,398
Service and maintenance	2,695	4,523	7,218
Total net sales	$7,069	$7,547	$14,616

	Nine Months Ended September 30, 2008
	Indirect	Direct	Total
Net sales:
Software and other	$10,882	$8,851	$19,733
Service and maintenance	8,786	13,155	21,941
Total net sales	$19,668	$22,006	$41,674

(14)	Other Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The ASC is effective for interim and annual periods ending after September 15, 2009.  We adopted the ASC when referring to GAAP in this quarterly report on Form 10-Q for the fiscal period ending September 30, 2009.  The adoption did not have an impact on our consolidated results.

In April 2009, the FASB issued guidance to improve the presentation of other-than-temporary impairments in the financial statements.  This guidance replaced an existing requirement that management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis.  It also provides for increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  Although this guidance does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security.  Our adoption of this guidance did not have a significant impact on the determination or reporting of our financial results.

In April 2009 the FASB issued guidance to amend prior standards to require assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value, as determined in accordance with ASC Topic No. 820, Fair Value Measurements, if the acquisition-date fair value can be reasonably determined.  If the acquisition-date fair value cannot be reasonably determined, then the future settlement amount would be measured in accordance with existing accounting rules.  This guidance is effective for fiscal years beginning after December 15, 2008.  Our adoption did not have a significant impact on the determination or reporting of our financial results.

In May 2009, the FASB issued guidance regarding general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is set forth in ASC Topic No. 855, Subsequent Events (“ASC No. 855”).  ASC No. 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events, other than those addressed in these Notes, which would require further disclosure.

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (“Update No. 2009-13”). ASU No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements. This Update provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We are currently evaluating the potential impact of Update No. 2009-13 on our consolidated financial statements.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (“Update No. 2009-14”). Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13. We are currently evaluating the potential impact of Update No. 2009-14 on our consolidated financial statements.

~ 17 ~

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

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Results of Operations
•	Business Segments
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies

Overview

We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  We have significantly expanded our product offerings during the last quarter through strategic acquisitions.

On September 1, 2009, we completed the acquisition of Confirma, Inc. (“Confirma”), a provider of computer systems for processing and presentation of data from magnetic resonance imaging (“MRI”) studies.  Under terms of the agreement, we acquired all the outstanding shares of Confirma in exchange for 5.4 million shares of Merge Common Stock.  Total consideration for the transaction was $16.2 million.  Upon completion of the acquisition, we renamed this entity Merge CAD.

On July 20, 2009, we completed the acquisition of etrials Worldwide, Inc. (“etrials”), a provider of clinical trials software and services.  Under the terms of the Merger Agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge Common Stock.  Total consideration for the transaction was $25.1 million.  Upon completion of the acquisition, we renamed this entity Merge eClinical.

We have seen our markets become increasingly affected by the continuing global macroeconomic downturn.  The downturn, which first started in the U.S., has also impacted our customers in other parts of the world.  We believe that the initiatives undertaken to reduce our operating expenses have appropriately positioned our recurring cost structure.  We believe it is likely that this economic downturn will continue to persist; however, we cannot predict its severity, duration or impact on our future operating results.

We will attempt to use the economic downturn as an opportunity to expand our market share and to continue moving into similar, related, or adjacent markets to those in which we currently are active, as well as invest in international growth.  We continue to develop new products and are pleased with the breadth and depth of our product lines and service capabilities.

We are also monitoring the increasing regulatory and legislative activity surrounding healthcare and health information technology.  Thus far in 2009, the American Reinvestment and Recovery Act was passed in the U.S. and included stimulus monies for health IT adoption.  Current legislation under discussion in the U.S. includes changes to the utilization factor for reimbursement, which could negatively impact imaging practices, as well as overall healthcare reform.  Due to the complexity of the reform legislation and its potential impact on us as both a vendor and employer, it is difficult to forecast any potential net impact on our customers and market, and thus we remain cautious about the impact on our business.

~ 18 ~

Index

Results of Operations

In addition to the acquisitions of etrials and Confirm, the following operational activities and economic considerations have significantly impacted the comparability of the results of operations for the periods discussed herein:

•
Concurrent with the acquisition of etrials in July 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals based upon an assessment of ongoing personnel needs.  As a result, we incurred $1.7 million of severance and related costs in the third quarter of 2009.

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
•
Our Canadian operations primarily invoice customers in U.S. dollars, whereas the majority of operating expenses, which include approximately one-fourth of our current workforce, are denominated in the Canadian dollar.  During late 2008, the U.S. dollar to Canadian dollar exchange rate significantly strengthened.  As a result, we have experienced an approximate 6% reduction in average cost for our Canadian dollar denominated expenses in the three months ended September 30, 2009 when compared to similar costs in the three months ended September 30, 2008.  In the nine months ended September 30, 2009, we experienced an approximate 15% reduction of similar costs compared to the nine months ended September 30, 2008 as a result of exchange rate changes.

In addition, we have enhanced our financial reporting process to allow us to obtain discrete operating results for our business units.  As a result, effective in the third quarter of 2009, we have reportable segments, which we have designated as Direct and Indirect.  See “Business Segments” for further discussion.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The results of operations for the three months ended September 30, 2009 include those of etrials since July 20, 2009 and Confirma since September 1, 2009.  The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

~ 19 ~

Index

	Three Months Ended September 30,						Change
	2009	%	(1)	2008	%	(1)	$	%

Net sales:
Software and other	$ 7,755	45.9%		$ 7,398	50.6%		$ 357	4.8%
Services and maintenance	9,152	54.1%		7,218	49.4%		1,934	26.8%
Total net sales	16,907	100.0%		14,616	100.0%		2,291	15.7%
Cost of sales:
Software and other	600	7.7%		1,314	17.8%		(714)	-54.3%
Services and maintenance	3,402	37.2%		2,528	35.0%		874	34.6%
Amortization	899	NM	(2)	742	NM	(2)	157	21.2%
Total cost of sales	4,901	29.0%		4,584	31.4%		317	6.9%
Gross margin
Software and other	6,256	80.7%	(3)	5,342	72.2%	(3)	914	17.1%
Services and maintenance	5,750	62.8%		4,690	65.0%		1,060	22.6%
Total gross margin	12,006	71.0%		10,032	68.6%		1,974	19.7%
Operating expenses:
Sales and marketing	2,470	14.6%		1,824	12.5%		646	35.4%
Product research and development	2,689	15.9%		2,931	20.1%		(242)	-8.3%
General and administrative	3,616	21.4%		3,483	23.8%		133	3.8%
Acquisition-related expenses	658	3.9%		-	0.0%		658	NM	(2)
Trade name impairment, restructuring and other expenses	1,974	11.7%		(205)	-1.4%		2,179	NM	(2)
Depreciation, amortization and impairment	755	4.5%		654	4.5%		101	15.4%
Total operating costs and expenses	12,162	71.9%		8,687	59.4%		3,475	40.0%
Operating income (loss)	(156)	-0.9%		1,345	9.2%		(1,501)	-111.6%
Other income (expense), net	(751)	-4.4%		(648)	-4.4%		(103)	15.9%
Income (loss) before income taxes	(907)	-5.4%		697	4.8%		(1,604)	-230.1%
Income tax expense (benefit)	29	0.2%		269	1.8%		(240)	-89.2%
Net income (loss)	$ (936)	-5.5%		$ 428	2.9%		$ (1,364)	-318.7%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales

Net sales, by segment, are as follows:

	Three Months Ended September 30,				Change
	2009	%	2008	%	$	%
Indirect
Software and other	$5,455	32.3%	$4,374	29.9%	$1,081	24.7%
Services and maintenance	2,449	14.5%	2,695	18.4%	(246)	-9.1%
Total net sales	7,904	46.7%	7,069	48.4%	835	11.8%
Direct
Software and other	2,300	13.6%	3,024	20.7%	(724)	-23.9%
Services and maintenance	6,703	39.6%	4,523	30.9%	2,180	48.2%
Total net sales	9,003	53.3%	7,547	51.6%	1,456	19.3%
Total net sales	$16,907		$14,616		$2,291

Software and Other Sales.  Total software and other sales in 2009 were $7.8 million, an increase of $0.4 million, or 4.8%, from $7.4 million in 2008.  Indirect sales increased $1.1 million, including $0.2 million from Confirma, as a result of our 2008 shift in strategic focus towards sales of technology and less emphasis on customer engineering projects.  The third quarter of 2008 was the first full quarter after funding had been received from Merrick (June 2008), which began to alleviate viability concerns, which we believe no longer exist today.  Direct sales decreased $0.7 million, primarily as a result of the downturn in general macroeconomic conditions in North America, transition to a per-study pricing model and 2009 having fewer contracts with significant hardware components when compared to 2008.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis, especially in the current economic environment.

~ 20 ~

Index

Service and Maintenance Sales.  Total service and maintenance sales in 2009 were $9.1 million, an increase of $1.9 million, or 26.8%, from $7.2 million in 2008.  Indirect sales decreased $0.7 million due to a decrease in the number of custom engineering services projects and revenue, primarily as a result of the reluctance of customers to start new projects in the current economic environment and the 2008 shift in strategic focus previously discussed.  Indirect service and maintenance sales in 2009 include $0.4 million from Confirma.  The increase of $2.2 million in Direct is primarily due to the acquisition of etrials, which accounted for $2.4 million in sales.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $6.2 million in 2009, an increase of $0.9 million, or 17.1%, from $5.3 million in 2008.  Gross margin as a percentage of software and other sales increased to 80.7% in 2009 from 72.2% in 2008, primarily due to the change in mix of sales from our segments.  Indirect sales, which typically consist of software only or minimal hardware component contracts that generate high margins, were 70.3% of sales in 2009 compared to 59.1% in 2008.  In addition, Direct sales, which can include greater hardware components, incurred a decrease in the hardware component portion of sales to 9.5% of sales in 2009 compared to 23.8% in 2008.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix between the segments and the hardware components included in such sales.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $5.8 million in 2009, an increase of $1.1 million, or 22.6%, from $4.7 million in 2008.  Gross margin as a percentage of services and maintenance sales decreased to 62.8% in 2009 from 65.0% in 2008, primarily as a result of the acquisition of etrials.  Costs of sales for etrials include the hosting and other vendor fees associated with the clinical trial services provided.  As the majority of such costs are fixed, we expect our gross margin on services and maintenance sales going forward to fluctuate depending on the sales generated by etrials and overall services and maintenance sales mix between the segments.

Sales and Marketing

Sales and marketing expense increased $0.6 million, or 35.4%, to $2.4 million in 2009 from $1.8 million in 2008.  The increase was primarily due to expenses associated with the etrials and Confirma businesses, which were acquired in the third quarter of 2009.

Product Research and Development

Product research and development expense decreased $0.2 million, or 8.3%, to $2.7 million in 2009 from $2.9 million in 2008.  The decrease was primarily due to a $0.3 million reduction in third party service costs as a result of our restructuring initiative completed in 2008, a $0.3 million reduction due to the disposal of our India operations in the third quarter of 2008, and $0.2 million of employee related costs as a result of the July 2009 restructuring initiative.  This decrease was offset by $0.6 million of expenses associated with the etrials and Confirma businesses, which were acquired in the third quarter of 2009.

General and Administrative

General and administrative expense increased $0.1 million, or 3.8%, to $3.6 million in 2009 from $3.5 million in 2008.  Expenses increased $0.9 million as a result of our acquisitions in the third quarter of 2009, offset by decreases of $0.4 million in legal fees and various expense reduction efforts, such as the disposal of our India operations in the third quarter of 2008.  The 2009 expense includes severance, which did not qualify as a restructuring charge, to former officers of Confirma of $0.2 million.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2009, we incurred $0.7 million in expenses related to our acquisitions of etrials, which we completed in July 2009, and Confirma, which we completed in September 2009.

Trade Name Impairment, Restructuring and Other Expenses

In 2009, we recorded $2.0 million in trade name impairment, restructuring and other expense, including $1.7 million in restructuring expenses related to the initiative announced in July 2009, and $0.3 million due to the abandonment of a portion of leased space subsequent to the acquisition of Confirma.  In 2008, we recorded a $0.2 million gain due to a $0.1 million gain on the sale of an Indian subsidiary and minor changes in estimates related to the restructuring initiative announced in June 2008.

~ 21 ~

Index

Income Tax Expense (Benefit)

In 2009, we recorded income tax expense resulting in an effective tax rate of (3.2)%, compared to an effective tax rate of 38.6% in 2008.  Our effective tax rates in 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized, primarily in the U.S., and realizing assets that are fully reserved with a valuation allowance, primarily in Canada.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The results of operations for the nine months ended September 30, 2009 include those of etrials since July 20, 2009 and Confirma since September 1, 2009.  The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Nine Months Ended September 30,						Change
	2009	%	(1)	2008	%	(1)	$	%

Net sales:
Software and other	$ 25,459	53.5%		$ 19,733	47.4%		$ 5,726	29.0%
Services and maintenance	22,110	46.5%		21,941	52.6%		169	0.8%
Total net sales	47,569	100.0%		41,674	100.0%		5,895	14.1%
Cost of sales:
Software and other	2,710	10.6%		3,842	19.5%		(1,132)	-29.5%
Services and maintenance	7,925	35.8%		9,471	43.2%		(1,546)	-16.3%
Amortization	2,172	NM	(2)	2,174	NM	(2)	(2)	-0.1%
Total cost of sales	12,807	26.9%		15,487	37.2%		(2,680)	-17.3%
Gross margin
Software and other	20,577	80.8%	(3)	13,717	69.5%	(3)	6,860	50.0%
Services and maintenance	14,185	64.2%		12,470	56.8%		1,715	13.8%
Total gross margin	34,762	73.1%		26,187	62.8%		8,575	32.7%
Operating expenses:
Sales and marketing	5,968	12.5%		7,497	18.0%		(1,529)	-20.4%
Product research and development	7,503	15.8%		11,151	26.8%		(3,648)	-32.7%
General and administrative	8,972	18.9%		18,093	43.4%		(9,121)	-50.4%
Acquisition-related expenses	997	2.1%		-	0.0%		997	NM	(2)
Trade name impairment, restructuring and other expenses	1,974	4.1%		11,862	28.5%		(9,888)	-83.4%
Depreciation, amortization and impairment	1,849	3.9%		2,954	7.1%		(1,105)	-37.4%
Total operating costs and expenses	27,263	57.3%		51,557	123.7%		(24,294)	-47.1%
Operating income (loss)	7,499	15.8%		(25,370)	-60.9%		32,869	-129.6%
Other income (expense), net	(5,075)	-10.7%		(346)	-0.8%		(4,729)	NM	(2)
Income (loss) before income taxes	2,424	5.1%		(25,716)	-61.7%		28,140	-109.4%
Income tax expense (benefit)	72	0.2%		(115)	-0.3%		187	-162.6%
Net income (loss)	$ 2,352	4.9%		$ (25,601)	-61.4%		$ 27,953	-109.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales

Net sales, by segment, are as follows:

~ 22 ~

Index

	Nine Months Ended September 30,				Change
	2009	%	2008	%	$	%

Indirect
Software and other	$18,603	39.1%	$10,882	26.1%	$7,721	71.0%
Services and maintenance	6,503	13.7%	8,786	21.1%	(2,283)	-26.0%
Total net sales	25,106	52.8%	19,668	47.2%	5,438	27.6%
Direct
Software and other	6,856	14.4%	8,851	21.2%	(1,995)	-22.5%
Services and maintenance	15,607	32.8%	13,155	31.6%	2,452	18.6%
Total net sales	22,463	47.2%	22,006	52.8%	457	2.1%
Total net sales	$47,569		$41,674		$5,895

Software and Other Sales.  Total software and other sales in 2009 were $25.4 million, an increase of approximately $5.7 million, or 29.0%, from $19.7 million in 2008.  Indirect sales increased $7.7 million, primarily due to the fact that sales were negatively affected in 2008 because of customer concerns with our financial viability.  We believe that these concerns were largely alleviated with the financing transaction completed in June of 2008. In addition, 2009 Indirect sales, when compared to 2008, include $1.8 million of additional sales from Eklin Medical Systems, Inc. (“Eklin”) due to a new agreement with this customer in the second quarter of 2009.  Direct sales decreased $2.0 million primarily as a result of the downturn in general macroeconomic conditions in North America, transition to a per-study pricing model and 2009 having fewer contracts with significant hardware components compared to 2008.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Service and Maintenance Sales.  Total service and maintenance sales in 2009 were $22.1 million, an increase of $0.2 million, or 0.8%, from $21.9 million in 2008.  Direct sales increased $2.5 million primarily due to the acquisition of etrials, which accounted for $2.4 million in sales.  Indirect sales decreased $2.3 million due to a decline in the number of custom engineering services projects and revenue, primarily as a result of the reluctance of customers to start new projects in the current economic environment and the 2008 shift in strategic focus previously discussed.  Indirect service and maintenance sales in 2009 include $0.4 million from Confirma.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $20.6 million in 2009, an increase of $6.9 million, or 50.0%, from $13.7 million in 2008.  Gross margin as a percentage of software and other sales increased to 80.8% in 2009 from 69.5% in 2008, primarily due to the mix in sales from our segments.  Indirect sales, which typically consist of software only or minimal hardware component contracts that generate higher margins, were 73.1% of software and other sales in 2009 compared to 55.1% in 2008.  In addition, Direct sales, which can include greater hardware components, incurred a decrease in the hardware component portion of sales to 15.5% of sales in 2009 compared to 30.5% in 2008.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix of sales between the segments and the hardware components included in such sales.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $14.2 million in 2009, an increase of $1.7 million, or 13.8%, from $12.5 million in 2008.  Gross margin as a percentage of sales increased to 64.2% in 2009 from 56.8% in 2008 primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiatives completed in 2008. As the majority of service and maintenance costs are fixed, we expect the gross margin going forward to fluctuate depending on the mix of sales between the segments.

Sales and Marketing

Sales and marketing expense decreased $1.5 million, or 20.4%, to $6.0 million in 2009 from $7.5 million in 2008.  Salaries, commissions and other related expenses (including travel and entertainment) decreased by $1.6 million and share-based compensation expense decreased by $0.2 million as a result of the restructuring initiatives completed in the first half of 2008.  Also, we experienced a $0.2 million decrease in Canadian related costs due to the strengthening of the average exchange rate for the U.S dollar compared to the Canadian dollar in 2009.  In addition, 2008 includes $0.3 million of sales and marketing expenses related to the French subsidiary which we disposed of in April 2008.  These decreases were offset by an increase of $0.8 million in expenses related to our 2009 acquisitions.  We anticipate that the quarterly sales and marketing expenses will increase during the remainder of 2009, when compared to the first three quarters of 2009, due to the additional headcount and related expenses associated with our acquisitions of etrials and Confirma in the third quarter of 2009.

~ 23 ~

Index

Product Research and Development

Product research and development expense decreased $3.7 million, or 32.7%, to $7.5 million in 2009 from $11.2 million in 2008.  The decrease was primarily due to a $2.9 million decrease in salaries and related expenses (including travel and entertainment) as a result of our restructuring initiatives in the first half of 2008.  Additional decreases include $0.5 million in reduced Canadian related costs due to strengthening of the average exchange rate for the U.S. dollar compared to the Canadian dollar, $0.2 million of product research and development expenses related to the French subsidiary which we disposed of in April 2008, and $0.7 million due to exiting our India operations in the third quarter of 2008.  These decreases were offset by an increase of $0.7 million in expenses related to our 2009 acquisitions.  We anticipate that the quarterly product research and development expenses will increase during the remainder of 2009, when compared to the first three quarters of 2009, due to the additional headcount associated with our acquisitions of etrials and Confirma in the third quarter of 2009.

General and Administrative

General and administrative expense decreased $9.1 million, or 50.4%, to $9.0 million in 2009 from $18.1 million in 2008.  Salaries and related expenses (including travel and entertainment) decreased $2.8 million and share-based compensation expense decreased $0.4 million, primarily due to our restructuring initiatives completed in 2008.  In addition, legal, accounting and other professional fees associated with the settlement of a class action lawsuit and prior restatement of financial statements decreased by $5.9 million (including lawsuit settlement costs of $3.0 million).  We also experienced a $0.2 million decrease in expenses at our French subsidiary, which we disposed of in April 2008, a $0.3 million decrease due to exiting our India operations in the third quarter of 2008, and $0.2 million in reduced Canadian related costs due to strengthening of the average exchange rate for the U.S. dollar compared to the Canadian dollar.  These decreases were offset by an increase of $0.9 million in expenses related to our 2009 acquisitions.  We anticipate that the quarterly general and administrative expenses will increase during the remainder of 2009, when compared to the first three quarters of 2009, due to the additional headcount associated with our acquisitions of etrials and Confirma in the third quarter of 2009.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2009, we incurred $1.0 million in expenses related to our acquisitions of etrials, which we completed in July 2009, and Confirma, which we completed in September 2009.

Trade Name Impairment, Restructuring and Other Expenses

In 2009, we recorded $2.0 million in trade name impairment, restructuring and other expense, including $1.7 million in restructuring expenses related to the initiative announced in July 2009, and $0.3 million due to the abandonment of a portion of leased space subsequent to the acquisition of Confirma.  In 2008, we recorded $8.7 million in restructuring charges related to the initiatives announced in February 2008 and June 2008.  In addition, we recorded a $1.1 million trade name impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary in 2008.  We also recorded a $0.4 million charge in 2008 related to a change in estimate associated with our ability to sublease a facility for which we had a prior tenant.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $1.1 million, or 37.4%, to $1.9 million in 2009 from $3.0 million in 2008, as a result of a $0.5 million impairment of fixed assets held for sale in 2008, a $0.2 million decrease due to the abandonment of certain facilities in 2008, and a $0.5 million decrease in depreciation due to assets being disposed of or becoming fully depreciated.  These decreases are offset by an increase in amortization of $0.1 million resulting from fixed assets and intangible assets acquired in our 2009 acquisitions.

Other Income (Expense), Net

Other income (expense), net increased by approximately $4.7 million, to $5.0 million of net expense in 2009 from $0.3 million of net expense in 2008.  The net expense in 2009 is primarily due to $2.3 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million note payable issued pursuant to the Merrick financing transaction in June of 2008 and an impairment charge of $3.6 million related to the sale of our investment in Eklin, offset by a $0.5 million gain on the sale of certain patents that were no longer necessary to support our business and $0.3 million in foreign currency exchange gains.  The net other expense in 2008 is primarily due to $1.0 million of interest expense and amortization of issuance costs and note discount associated with the note payable issued pursuant to the Merrick financing transaction, offset by $0.4 million in foreign exchange gains and $0.2 million of interest income.

~ 24 ~

Index

Income Tax Expense (Benefit)

        We recorded an income tax expense resulting in an effective tax rate of 3.0% in 2009, compared to an effective rate of 0.4% in 2008.  Our effective tax rates in the three months ended September 30, 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized, primarily in the U.S., and realizing assets that are fully reserved with a valuation allowance, primarily in Canada.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Business Segments

On June 30, 2009, we enhanced our financial reporting process to allow us to obtain discrete operating results for our business units.  As a result, effective in the third quarter of 2009, we have reportable segments, which we have designated as Direct and Indirect.  These reportable segments are based on business unit operations that have similar economic characteristics.

The Direct segment primarily sells directly to the end-users located primarily in the U.S. and Canada, and also distributes certain products through the Internet via our website.  This segment consists of the North America operations of the Merge Fusion business unit and the Merge eClinical business unit.  The Indirect segment primarily sells software products and related services to Original Equipment Manufacturers, Value Added Resellers and distributors world-wide.  This segment consists of the Merge OEM and Merge CAD business units in addition to the Europe, Middle East and Africa operations of the Merge Fusion business unit.

 We evaluate the performance of these segments based on their respective revenues and segment operating income, which excludes certain corporate costs, amortization expense that is not specific to a segment, net interest expense and income taxes. The following tables provide segment information for the periods indicated.

	Three Months Ended September 30, 2009
	Indirect	Direct	Total
Net sales:
Software and other	$5,455	$2,300	$7,755
Service and maintenance	2,449	6,703	9,152
Total net sales	$7,904	$9,003	$16,907
Expenses	6,214	7,846	14,060
Segment income	$1,690	$1,157	2,847

Net corporate/other expenses (1)			3,754
Loss before income taxes			$(907)

	Nine Months Ended September 30, 2009
	Indirect	Direct	Total
Net sales:
Software and other	$18,603	$6,856	$25,459
Service and maintenance	6,503	15,607	22,110
Total net sales	$25,106	$22,463	$47,569
Expenses	17,495	17,456	34,951
Segment income	$7,611	$5,007	12,618

Net corporate/other expenses (1)			10,194
Income before income taxes			$2,424

(1)
Net corporate/other expenses include public company costs, share-based compensation, certain amortization not attributable to business segments, corporate  administration costs, acquisition-related expenses and net interest expense.

~ 25 ~

Index

The results of our Direct segment include Merge eClinical sales of $2.4 million and net loss of $0.6 million, including $0.7 million of restructuring costs, for the period July 20, 2009 through September 30, 2009.  The results of our Indirect segment include Merge CAD sales of $0.6 million and net loss of $1.0 million, including lease abandonment costs of $0.3 million and severance costs of $0.2 million, for the period September 1, 2009 through September 30, 2009.

The following tables provide revenue by segments for the prior periods indicated.  Segment profit will not be restated for periods prior to December 31, 2008, as there were significant operational changes during 2008 that will not allow us to capture comparable historical information through our financial reporting system, and it would be impracticable for us to do so.

	Three Months Ended September 30, 2008
	Indirect	Direct	Total
Net sales:
Software and other	$4,374	$3,024	$7,398
Service and maintenance	2,695	4,523	7,218
Total net sales	$7,069	$7,547	$14,616

	Nine Months Ended September 30, 2008
	Indirect	Direct	Total
Net sales:
Software and other	$10,882	$8,851	$19,733
Service and maintenance	8,786	13,155	21,941
Total net sales	$19,668	$22,006	$41,674

Liquidity and Capital Resources

Our cash and cash equivalents were $16.9 million at September 30, 2009, a decrease of approximately $0.9 million, or 5.4%, from our balance of $17.8 million at December 31, 2008.  In addition, our working capital was $10.5 million at September 30, 2009, an increase of $2.2 million from our working capital of $8.3 million at December 31, 2008.  Our calculation of working capital excludes the note payable and related note discount totaling $14.6 million from current liabilities, as well as the related debt issuance costs of $0.4 million from current assets.

In the nine months ended September 30, 2009, we sold for cash proceeds of $0.5 million certain patents that had been identified as no longer necessary to support the business.

On July 20, 2009, we completed the acquisition of etrials.  Under the terms of the merger agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge common stock.  Total consideration for the transaction was approximately $25.1 million of which approximately $9.1 million was cash.

Operating Cash Flows

Cash provided by operating activities was $4.5 million in the nine months ended September 30, 2009, compared to cash used in operating activities of $17.0 million in the nine months ended September 30, 2008.  Our operating cash flow in the nine months ended September 30, 2009 was primarily due to the income from operations of $2.4 million increased by the impact of non-cash expenses comprised of depreciation, amortization and impairment expense of $4.0 million, a $3.6 million impairment upon sale of an equity investment, share-based compensation expense of $1.3 million and the amortization of note payable discount and issuance costs of $0.8 million.   These increases were offset by a decrease in deferred revenue of $6.2 million and a decrease in accounts payable of $2.4 million.

As a result of our 2008 and 2009 restructuring activities, we paid $1.4 million of termination benefits and contract exit costs in the nine months ended September 30, 2009.  We anticipate that we will pay approximately $1.6 million over the next several quarters for termination benefits and contract exit costs.

Investing Cash Flows

On July 20, 2009, we completed the acquisition of etrials.  Total consideration for the transaction included $9.1 million of cash paid in the third quarter of 2009.  We acquired $6.1 million of cash from etrials.  As a result of this acquisition, our cash decreased by $3.0 million.  On September 1, 2009, we completed the acquisition of Confirma from which we obtained $2.5 million of cash, excluding $0.2 million of restricted cash, in the acquisition.  In the nine months ended September 30, 2009, we paid $1.3 million to complete an insignificant asset acquisition.

~ 26 ~

Index

As a result of the final payment to a former officer, pursuant to his separation agreement, $0.3 million of restricted cash was released in the nine months ended September 30, 2009.

In the three months ended September 30, 2009, we sold our equity interest in Eklin for $1.3 million.  We received $0.9 million of the balance due in the third quarter of 2009.  The remaining balance is being held in escrow for a period of up to two years.

Financing Cash Flows

In the third quarter of 2009, we repaid $4.6 million in debt that we had assumed as part of our acquisitions of etrials and Confirma.

Contractual Obligations

Total outstanding commitments as of September 30, 2009 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$10,454	$2,157	$2,850	$1,688	$3,759
Capital leases (including interest)	312	228	84	-	-
Note payable (including interest)	16,463	16,463	-	-	-
Total	$27,229	$18,848	$2,934	$1,688	$3,759

       The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million and $0.1 million in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.  The note payable bears interest at 13.0% per annum, payable quarterly in arrears. The note payable contains various operating and financial covenants, including a requirement that we have positive adjusted EBITDA for the last fiscal quarter of 2008 and cumulatively thereafter through the term of the note payable.

        Except for restricted cash of $0.4 million at September 30, 2009, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

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

~ 27 ~

Index

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties:  revenue recognition, allowance for sales returns and doubtful accounts, software capitalization, other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended September 30, 2009 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2009, our cash and cash equivalents included money market funds and short term deposits totaling $16.9 million, and earned interest at a weighted average rate of approximately 0.2%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s report on internal controls over financial reporting as of December 31, 2008 was included in our Annual Report on Form 10-K for the year ended December 31, 2008.  In the report, management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

        There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

~ 28 ~

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

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that Merge unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages being sought are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

In addition to the matters discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

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

~ 29 ~

Index

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

The market price of our Common Stock may decline as a result of acquisitions.

The market price of our Common Stock may decline after acquisitions are completed.  Some of the issues that we could face are:

•	the integration of an acquired business is unsuccessful or takes longer or is more disruptive than anticipated;

•	we do not achieve the expected synergies or other benefits of the acquisition as rapidly or to the extent anticipated, if at all;

•	the effect of the acquisition on our financial results does not meet the expectations of Merge, financial analysts or investors; or

•	after the acquisition, the business does not perform as anticipated.

In connection with the acquisition of etrials and Confirma, we issued 9.4 million additional shares of our Common Stock.  The increase in the number of outstanding shares of our Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market price of our Common Stock.

Our acquisitions could trigger certain provisions contained in agreements between third parties and acquired companies that could permit such parties to terminate that agreement.

The companies we acquire may be a party to agreements that permit a counter-party to terminate an agreement or receive payments because the acquisition would cause a default or violate an anti-assignment, change of control or similar clause in such agreements.  If this happens, we may have to seek to replace that agreement with a new agreement or make additional payments under such agreements.  However, we may be unable to replace a terminated agreement on comparable terms or at all.  Depending on the importance of such agreement to the acquired business, the failure to replace a terminated agreement on similar terms or at all, and requirements to pay additional amounts, may increase our costs of operating the acquired business or prevent us from operating the acquired business.

We have incurred and may continue to incur significant costs associated with acquisition activities.

During the nine months ended September 30, 2009, we have incurred $1.0 million of acquisition related costs.  All such direct acquisition costs have been expensed as incurred by us.  In addition, we believe we may incur charges to operations, in the quarters following an acquisition, to reflect costs associated with integrating acquired companies.  We may incur additional material charges in subsequent quarters to reflect additional costs associated with our acquisitions.  We anticipate that our acquisition activities will require significant cash outflows directly related to an acquisition as well as integration related costs.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

~ 30 ~

Index

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

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that Merge unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages being sought are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

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

Item 2.	Unregistered Sales of Equity Securities and use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

~ 31 ~

Index

Item 6.	Exhibits

(a)  Exhibits
      See Exhibit Index

~ 32 ~

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

October 30, 2009	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

October 30, 2009	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

~ 33 ~

Index

EXHIBIT INDEX
2.2	Agreement and Plan of Merger, dated as of August 7, 2009, by and among Registrant, Merge Acquisition corporation, a wholly–owned subsidiary of Registrant, Confirma, Inc. and John L. Brooks(B)
3.1	Certificate of Incorporation as filed on October 14, 2008(C)
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008(C)
3.3	Bylaws of Registrant(C)
4.1	Form of Stockholder Support Agreement, dated as of May 30, 2009, by and among Registrant and certain stockholders of etrials Worldwide, Inc. (A)
4.2	Term Note, dated June 4, 2008, between Registrant and Merrick RIC, LLC(D)
10.1	Registration Rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC(D)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC(E)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008(F)
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008(F)
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008(F)
10.6	Employment Letter Agreement between the Registrant and Antonia Wells entered into as of June 4, 2008(F)
10.7	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC(G)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC(C)
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(H), as amended and restated in its entirety as of September 1, 2003(I)
10.10	1998 Stock Option Plan for Directors(J)
10.11	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000(K)
10.12	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003(I)
10.13	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005(L)
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

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated May 30, 2009.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated August 7, 2009.
(C)	Incorporated by reference from the Registrant’s Annual Report on Form 10–K dated March 11, 2009.
(D)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated June 6, 2008.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated May 22, 2008.
(F)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated July 15, 2008.
(G)	Incorporated by reference from the Registrant’s Current Report on Form 8–K dated July 7, 2008.
(H)	Incorporated by reference from Registration Statement on Form SB-2 No. 333-39111) effective January 29, 1998.
(I)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10–Q for the three and nine months ended September 30, 2003.
(J)	Incorporated by reference from the Registrant’s Annual Report on Form 10–KSB for the fiscal year ended December 31, 1997.
(K)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(L)	Incorporated by reference from the Registrant’s Registration Statement on Form S–8 (No. 333–125386) effective June 1, 2005.

~ 34 ~