Form 10-K
period 2009-12-31
MERGE HEALTHCARE INC
filed 2010-03-12
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2009, based upon the closing sale price of the Common Stock on June 30, 2009, as reported on the NASDAQ Global Market, was approximately $116,910,210.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 10, 2010:  75,228,395

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders.

(i)

Index

PART I

This Annual Report on Form 10-K and other written or oral statements made by us or on behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance.  Certain statements in this Annual Report on Form 10-K are “forward-looking statements.”  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative.  We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make and we cannot guarantee future results, levels of activity, and/or performance of achievements.  We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

Factors that may impact forward-looking statements include, among others, the risks and other matters set forth in the section entitled “Item 1A Risk Factors” in this Annual Report on Form 10-K.  Although we have attempted to list comprehensively these important factors, we also wish to caution investors that other factors may prove to be important in the future in affecting our business and operating results.  New factors emerge from time to time, and it is not possible for us to predict all of these factors, nor can we assess the impact each factor or combination of factors may have on our business.

Item 1.	BUSINESS

Overview

Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries or affiliates (collectively “Merge,” “we,” “us,” or “our”) develops healthcare information software solutions and delivers related services.  Our solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader health IT applications, the interoperability of proprietary software solutions, advanced clinical tools like computer aided detection, the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of clinical trials.

We sell these solutions through two segments.  Our Direct segment sells finished applications to hospitals, imaging centers and specialty clinics located in the U.S., as well as global pharmaceutical, medical device, biotech and contract research organizations, and also distributes certain products through the Internet via our website.  Our Indirect segment sells software development toolkits, technologies and Computer Aided Detection (CAD) applications to companies that develop, manufacture or resell health IT or medical imaging software or devices as well as finished applications to value added resellers (VARs) and foreign distributors.  For revenue and other financial information regarding our segments, as well as our geographic areas of operation, refer to Item 8, “Note 1– Basis of Presentation and Significant Accounting Policies, Segment Reporting” and “Note 16 – Segment Information” of this Annual Report on Form 10-K.

We were founded in 1987 and are incorporated in Delaware.  Our principal executive offices are located at 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214–5650, and our telephone number there is (414) 977–4000.  Our website address is www.merge.com. We make available free of charge within the “Investor Relations” portion of our website under the caption “SEC Filings,” our annual reports on Form 10–K, quarterly reports on Form 10–Q and current reports on Form 8–K, including any amendments to those reports, as filed with or furnished to the SEC by way of a direct link to our Company on the SEC Internet site at www.sec.gov. Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Also, the SEC Internet site contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Business

Our business is health information technology software, which can involve any aspect of development or distribution of applications that provide electronic health information exchange.  In July 2009, we acquired etrials Worldwide Inc. (formerly NASDAQ: ETWC) to expand the addressable market for solutions that we sell to the clinical trials industry.  Upon completion of the acquisition, we renamed the entity Merge eClinical.  In September 2009, we acquired Confirma, Inc., a privately-held company that specializes in CAD for the MRI modality.  Upon completion of the acquisition, we renamed the entity Merge CAD.  Other significant business actions taken in 2009 include:

Index

•
The retention of our Chinese operations in January 2009.  We signed an agreement to sell the operations in the spring of 2008.  However, when the Chinese government did not approve the sale, we retained these operations;

•	Expansion of our international network of VARs and distributors, adding 34 net new contracts in 2009; and

•	The completion of a registered direct equity offering in November 2009. The offering raised $25.2 million in net proceeds which were used in part to retire all of our outstanding debt.

Our overall product lines consist of:

•	Software development toolkits, technologies and platforms, which provide software developers with resources to speed new product development and to enhance existing products;

•	Diagnostic workstation software applications, which bring specialized reading and review tools to the clinician’s desktop;

•	Radiology Information Systems (RIS) and related applications, which manage the business workflow of an imaging enterprise;

•	Picture Archiving and Communication Systems (PACS) and related applications, which manage the image workflow of an imaging enterprise;

•	Advanced image post-processing applications like CAD, which automate the reading of complex MR imaging studies;

•
Hosted software solutions for clinical trials data management, including Electronic Data Capture (EDC), Interactive Voice/Web Response (IVR/IWR) and electronic patient reported outcomes (ePRO) software and devices; and

•	Anesthesia Information Management Systems (AIMS) and data input device, which collect and integrate all peri-operative anesthesia information into an electronic health record.

We generate revenue through licensing software, upgrading and/or renewing those licenses, ongoing service and support of the solutions, project or hourly consultative fees and pay-per-study managed services.   This revenue has historically involved large upfront fees; however, our customers increasingly prefer “pay as you go” pricing options.

Our software solutions follow industry standards such as Digital Imaging and Communications in Medicine (DICOM), which ensures that images from any DICOM-compliant modality can be displayed, moved and stored within a standard set of guidelines; and Health Level 7 (HL7), which provides standards for the movement of other health information file formats.  In addition, Merge participates in the Integrating the Healthcare Enterprise (IHE), an organization dedicated to developing standard profiles for health information exchange.  Our long-time involvement with the standards committees and continuous development of products like our DICOM and HL7 toolkits have enabled Merge to stay closely tied to industry innovation.  Interoperability through standards has become more important to companies over the past year, and we feel well-positioned to be a part of these growth opportunities.

Our ability to go to market through our Indirect and Direct segments, including the eCommerce channel, allows us to participate in the latest technology trends arising in the OEM market, innovate quickly into the direct market and then receive customer feedback for efficient ongoing development.  In 2009, we incurred research and development expenses of $5.2 million and $5.0 million within our Indirect and Direct segments, respectively.

Index

Acquisition of AMICAS, Inc.

We have entered into an Agreement and Plan of Merger (the Merger Agreement) dated as of February 28, 2010 by and among Merge, Project Ready Corp., a Delaware corporation and our wholly-owned direct subsidiary, and AMICAS, Inc. (AMICAS), pursuant to which we will acquire all of the outstanding shares of AMICAS for $6.05 per share in cash, or an aggregate consideration of approximately $248 million (the Acquisition).  Under the terms of the Merger Agreement, we will commence a cash tender offer for all of AMICAS’ outstanding common stock.   If the tender offer is consummated, we will then consummate a merger pursuant to which any untendered shares of AMICAS common stock (other than those shares held by AMICAS’ stockholders who have properly exercised their dissenters’ rights) will be converted into the right to receive the same $6.05 per share cash price.  The tender offer and merger are subject to certain closing conditions, including, but not limited to, a successful tender of approximately 54% of the outstanding shares of common stock of AMICAS, antitrust clearance and other regulatory approvals.  There is no financing condition to the consummation of the Acquisition.  AMICAS is a leading independent provider of image and information management solutions for image-intensive specialties in health care.  AMICAS offers a comprehensive suite of image and information management solutions that are designed to drive productivity and quality improvements for image-intensive specialties across the continuum of care.  AMICAS solutions are installed at thousands of facilities across the United States — ranging from the largest integrated delivery networks (IDN’s) to independent imaging centers.  AMICAS’ solution suite includes radiology PACS, cardiology PACS, radiology information systems, cardiovascular information management systems, revenue cycle management solutions and workflow and enterprise content management tools designed to manage integration of the imaging component into the electronic medical record.  AMICAS is focused on two primary markets: ambulatory imaging businesses and acute care facilities.  We anticipate that the Acquisition will be completed in the second quarter of 2010.

Direct Segment Products and Services Description

Merge has four main product lines in the Direct segment:

•
Fusion RIS/PACS MX™ automates image and information workflow for imaging practices from procedure scheduling, through the procedure, the image reading and reporting by a radiologist, the distribution of the report and finally the generation of a bill for the exam.  This solution contains several optional modules to enhance the workflow, including a referring physician web portal, billing and business analytics. The Fusion RIS™ and Fusion PACS™ can also be licensed and utilized separately.  The Fusion PACS™ contains an integrated digital mammography application, also sold as a standalone clinical workstation called Merge Mammo™.  Product innovation in 2009 focused on the addition of hosted services, embedded revenue cycle management and a web portal module utilizing “zero-client” technology.  We believe our solutions are differentiated by the tight integration of all of these elements and the ability of customers to use the solutions across different locations.

•
eFilm Workstation® is one of the most widely used diagnostic workstations in the world, with over 100,000 downloads since 2000 and global brand name recognition.  eFilm Workstation is a desktop diagnostic, image and analysis tool for viewing and interpreting medical images, and is used in ways as disparate as teaching imaging, testing new imaging products, veterinary imaging, technologist quality control, remote reading and CD burning of images.  In 2009, we added eFilm Archive™ to bring image storage to eFilm Workstation customers, as well as localizing the product into several languages.

•
The Frontiers AIMS™ peri-operative management solution builds an electronic record of the patient’s surgical experience while allowing the anesthesiologist to maintain patient contact.  An electronic surgical dashboard application alerts the entire operating room to the status of each patient.  In 2009, we completed an upgrade of the base system, adding customer-specified updates.

•
Our etrials product line includes EDC, IVR/IWR and eDiaries.  These products can be licensed and utilized separately.  These adaptive, web-based tools work together to coordinate data capture, logistics, patient interaction and trial management – turning data into intelligence and shortening the pathway to an actionable study endpoint.  All etrials solutions are sold via a software-as-a-service (SaaS) model and may include engineering and professional services.  In addition, we can provide technology transfer agreements for the licensing of our solutions for use by contract research organizations and sponsors of clinical trials.  In 2009, we released a web portal to enable clinical trials managers to combine all data across a study into one dashboard.  With this solution, the core clinical data from a trial is captured, managed and synchronized through one platform and one vendor.

Index

In addition to our software products, we provide our end-user customers services such as installation, training and maintenance and support.  In the clinical trials market, these professional and technical services can be a significant portion of a contract.  In connection with our software annual maintenance and support services, we may provide software updates (including minor feature enhancements and bug fixes), upgrades, telephone support and other services depending on the type of maintenance and support purchased.

Indirect Segment Products, Technologies and Services Descriptions

Our Indirect segment contains three major product lines, as detailed below.  The Indirect segment also includes the distribution of any of our products internationally through VARs or distributors.

•
A brand leader in the Indirect segment is our Merge-COM™ software development toolkit line of products.  These toolkits are used by most of the modality vendors and health information technology software providers as a way to economically jump start the development of new imaging applications.  The toolkits are available in all the major development languages and platforms, and are continuously updated to meet the industry’s rigorous standards. In fulfillment of our ongoing commitment to the standard, we released upgrades to the toolkit twice in 2009.  We also expanded our toolkit capabilities by releasing an HL7 toolkit.

•
As an accompaniment to toolkits, we offer clinical applications, which vendors rebrand, localize, integrate and/or develop upon to create their own end user solutions.  Cedara Open Eyes™ is a development platform that incorporates reusable software libraries and toolkits to accelerate our internal development as well as that of our OEM partners.  Virtually all of our OEM partners, directly or through our applications, use one or more components of the Open Eyes suite within their business applications.  We also offer a complete web-enabled PACS solution, Cedara I-Reach™, as well as a number of PACS review workstations that can be tailored easily into modules and plug-ins for the needs of different OEM customers.  In 2009, we launched Cedara WebAccess™ for zero client web viewing.  Cedara WebAccess has been sold to some of the major HIT companies, and has served as base technology for our direct portal solutions.

•
Our CADstream™ application provides CAD post-processing of certain MRI studies.  We believe that CADstream is recognized globally as the leader in breast MRI CAD.  In addition to breast and prostate applications, we launched a commercially-available liver-CAD application in December of 2009.  We believe it is the first MRI-CAD for liver application on the market.  All three applications can be licensed and utilized together or separately.

In addition to our software products, we provide services to our OEMs, VARs and distributors, including consulting engineering services, professional services and maintenance and support services.  Our professional services include installation and training, as well as product consulting.  In connection with our software, we offer annual maintenance and support services pursuant to which we may provide software updates and upgrades and telephone support, depending on the type of maintenance and support purchased.

Markets

Our business model allows us to deliver solutions to many different healthcare market segments on a global basis. Although healthcare is a basic global requirement, it cannot be delivered on a global level.  In each country, the government is the largest payer for services and, as such, exerts some national control.  In 2009, healthcare spending grew at dramatically different rates depending on a country’s particular government priorities, population health needs and infrastructure status.  For example, according to the Centers for Medicare and Medicaid Services (CMS), healthcare in the US increased from 15.9% of the country’s GDP in 2007 to 16.2% in 2008, which represented a market of over $2.3 trillion.  In comparison, according to Medical Products Outsourcing, China healthcare spending has jumped in the past few years from less than 1% of its GDP to 5% in 2009, which represents a market of $170 billion.  Details on some of our market segments include:

•
Our largest product market remains the North American RIS/PACS market.  According to a 2009 Frost and Sullivan report, the market size was $1.1 billion in 2008.  Although this represents a decrease of 8.2% from the prior year, the market is expected to grow at a compounded annual rate of 3.7% to reach $1.4 billion in 2015.  Market trends include the following:

Index

o	A current downturn due to economic pressure and the dynamics of the PACS replacement market; and

o	Expected growth starting slowly in 2010 which is expected to arise from adoption of RIS/PACS solutions in the lower tiers of the market and PACS replacements at the higher end of the market.

•
Our CAD product line accompanies PACS solutions as a post-processing application.  According to “US Markets for Computer-Aided Diagnostic Imaging Products,” a report recently issued by the Medtech Insight division of Elsevier Business Intelligence, the current market size is approximately $120 million.  CAD industry revenues dropped 10% in 2009 as a result of the overall decline in the capital equipment market.  However, the market is expected to grow at a compounded annual rate of 11.1% to reach an estimated $185 million by the year 2013, led by the development of new CAD applications.

•
The overall US health IT market changed dramatically in 2009 due to the passing of the American Recovery and Reinvestment Act (ARRA) and the HITECH Act within it.  According to INPUT research, the market size, which was $7.6 billion in 2009, will grow to $9.6 billion in 2014.  This market trend is closely aligned to the adoption of Electronic Health Records (EHRs) to meet HITECH funding requirements.  Almost 40% of hospitals delayed or cancelled 2009 capital projects according to a MEDACorp survey conducted with Leerink Swan (Oct. 2009).  However, 40% of hospitals say they do not meet “meaningful use” requirements, as defined by HITECH, and 87% plan to accelerate spending to meet a 2011 deadline.

•
The primary market for our Indirect solutions continues to be medical imaging and device manufacturers.  According to a Global Markets Direct study published in June 2009, the global market for medical imaging technology was about $15.8 billion in 2008 and is expected to grow at a 7% compounded annual rate to reach $24.6 billion in 2015.  A survey of medical device industry executives by Emergo Group Inc. found that 71.7% expect medical imaging technology sales to increase in 2010.

•
The clinical trials market is driven mainly by the global pharmaceutical market, which was estimated by industry analysts IMS Health and BCC Research to be over $820 billion in 2009.  This market is expected to grow to more than $1 trillion by 2013.

•	According to market reports from Frost & Sullivan, the market for our solutions in the clinical trial space is currently $500 million and growing 16.4% per year.

In addition to the global economic environment, we believe the following market trends will impact our business:

•
Interoperability with other Health IT systems and vendors.  The HITECH Act, and particularly the provisions relating to “condition of meaningful use”, has driven increased concern about the incorporation of imaging information into the electronic health record (EHR).  In addition, the Act provides $1.2 billion of incentives to promote the use of Health Information Exchanges (HIEs).  These applications require even broader interoperability.  As a result, many of the proprietary software applications that have been the core of widely used healthcare IT solutions now need to have new interfacing capabilities incorporated in them.

•
Mobile information technologies.  The number of applications built for the Apple iPhone® has grown exponentially in the last year, to the point where Apple announced in November 2009 that there are now over 10,000 apps which have received over 2 billion downloads.  In addition, competitors of the iPhone are being introduced in both smart phone format and tablet PC format.

•
Telemedicine. An ABI research report indicates that remote patient monitoring devices are projected to grow at a 77% compounded annual rate to almost $940 million in 2014.  These requirements are driving market opportunity for web-based and mobile solutions.

Index

Medical, Regulatory and Government Standards and Reforms

As a highly regulated and socially essential industry worldwide, healthcare is subject to constantly changing political, technological, economic and regulatory influences.  These influences have become stronger over the past few years in both their direct impact on our product approval processes and in their impact on our customers.  2009 contained many new government regulations, such as:

•
The HITECH Act.  This legislation, passed in February 2009, appropriated almost $20 billion to providers who can demonstrate by 2011 that they are using health IT applications in meaningful ways that reduce overall healthcare costs.  The application, an EHR, sparked a lot of market interest in EHR solutions, but minimal actual purchasing.

•
The U.S. government’s attempt to pass widespread healthcare reform.  While this legislation is still under consideration, there has been a lot of industry concern about the implications of various proposals.  The proposed reform legislation also contains provisions which reduce some of the annual reimbursement changes supported by the CMS, causing additional confusion.  For example, CMS proposed changing the 2010 utilization factor for medical imaging equipment costing more than $1 million from 50% to 90%.  This would cause a dramatic reduction in reimbursement for MRI, PET and CT services, because the utilization factor is a key component in calculating the general reimbursement rate for any facility.  In the House of Representatives proposed version of healthcare reform, however, the utilization rate is to change from 50% to 75% starting in 2013.  In the Senate’s version it is to change from 50% to 65% in 2010 and transition to 75% over 10 years.

•
The U.S. Food and Drug Administration’s (FDA) role in the healthcare industry.  The FDA is responsible for regulating the medical device industry under the Federal Food, Drug and Cosmetic Act.  It has regulatory jurisdiction over computer software applications when they are labeled or intended to be used in the diagnosis of disease or other medical conditions.  The FDA has come under increasing scrutiny over its backlog, the thoroughness of its approval process and its ability to monitor product safety after approval.  We monitor the FDA and all global regulatory requirements closely.

•
Global healthcare reform.  Major economies like Russia and China have passed major healthcare legislation in 2009.  These have and will continue to generate increased healthcare spending in these countries.  For example, China has committed to provide basic healthcare for all citizens, investment in healthcare infrastructure and eliminating disparities between rural and urban healthcare services.  As a result, it is estimated that the government will invest $126 billion in healthcare from 2009 to 2011.

We believe that we have positioned ourselves to provide value added services to our customers amidst potential changes in industry standards and regulations.  However, we cannot predict the impact of new proposals, healthcare reforms or standards on our business, our financial condition or our results of operations.  See Item 1A, “Risk Factors” on Form 10-K of this Annual Report for a description of various industry standards and regulatory risks.

Competition

Merge product lines each participate in highly competitive markets.  However, we believe there is no single company that competes against us in every one of our product lines, and do not currently consider there to be a competitor to our overall company.

At the product line level, competition is as follows:

•
Our direct RIS/PACS solutions compete with over 35 other companies in the North American PACS market, according to Frost and Sullivan.  Of these companies, Merge is identified as a Tier 2 vendor along with 6 other vendors, including NovaRad Corporation and DR Systems.

•
Our eCommerce product line faces a number of small competitors, some of which offer their products as “freeware”.   These open source solutions are difficult to compete against on price, but most are not FDA approved for diagnostic review.

Index

•
Our CAD product line for breast, liver and/or prostate cancer diagnostic support competes with iCAD, InVivo (Philips), Sentinelle and Hologic.  We are not aware of any other vendor currently selling MRI-CAD for liver.

•	Our eClinical product line is in a highly competitive market. The leaders are Phase Forward and Medidata. In addition, there are many smaller EDC companies in this market.

•	Our OEM toolkits face a limited number of competitors. We believe we are the only vendor to provide a combined DICOM and HL7 toolkit.

•	Our OEM technologies most often compete with internal development departments. Some of our portal technologies face competition from companies such as ZioSoft and Calgary Scientific.

Our ability to compete successfully depends on a number of factors, both within and beyond our control.  They include: existing customer relationships, ongoing rapid product innovation; product quality and performance; price; experienced sales, marketing and service professionals; and product and policy decisions developed by competitors.

Strategy

In 2009, our major strategic initiatives focused on:

•	International expansion through VAR and distributor relationships;

•	Ongoing innovation and Intellectual Property (IP) portfolio expansion;

•	Continued innovation in web portal and mobile technologies; and

•	Synergistic acquisitions.

We have expanded our product portfolio through the acquisitions previously discussed, including our proposed acquisition of AMICAS, and we expect to make future acquisitions.  Mergers and acquisitions of high-technology companies are inherently risky.  No assurance can be given that our previous acquisitions, our AMICAS acquisition or our future acquisitions will be successful or will not materially adversely affect our financial condition or operating results.  Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to an inability to do so.  The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.”

Employees

As of December 31, 2009, we had approximately 385 employees world-wide.  Competition for technical personnel in the industry in which we compete is intense.  We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel.

Sales, Marketing and Distribution

We employ quota carrying sales teams for both our Direct and Indirect segments.  In each of these, we have specialty sales teams for particular product lines.  In addition, we have sales teams dedicated to establishing and maintaining VAR and distributor relationships outside of the U.S.  Where feasible, we have concentrated inside and telesales staff in one location in order to bring economies of scale in management and process.  Our sales teams are complemented by a staff of lead generation and marketing employees.  These teams have the benefit of online tools and resources that streamline and track the sales process.

Our marketing efforts are mainly electronic, utilizing our website and our extensive email database of eStore customers for our communication campaigns, as well as our website for online communities and certain social media. Beyond electronic media, we employ consistent media relations efforts for market communication.  In addition, we participate in the major industry trade shows for our respective product lines.  We also have an active User Group for our U.S. imaging center and hospital customers.  This group has become mostly self-managed.  Our customers vote for the officers, who dedicate significant time to planning the meeting and communicating customer priorities to us.

Index

Intellectual Property Rights

We currently own 44 patents issued by the intellectual property offices of various jurisdictions.  We continue to expand our IP portfolio and have applied for 35 additional patents.  There can be no assurance that these patents will afford any commercial benefits. We do not, however, rely principally on patent protection with respect to our products. We also rely on a combination of copyright and trade secret laws, employee and third party confidentiality agreements, product license agreements and other measures to protect intellectual property rights pertaining to our systems and technology.

We currently hold 23 registered trademarks in the United States and 40 non-U.S. trademarks.  These trademarks help protect our product brand assets.

Item 1A.	RISK FACTORS

Discussion of our business and operating results included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.  We undertake no obligation to update or revise the statements.

Our business could be harmed by adverse general economic and market conditions which could lead to reduced spending on information technology products.

We have seen our markets become increasingly affected by the continuing global macroeconomic downturn.  The downturn, which first started in the U.S., has also impacted our customers in other parts of the world.  We believe that it is likely that this economic downturn will continue to persist; however, we cannot predict its severity, duration or impact on our future operating results.  As our business expands globally, we have become increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  Economic growth in the U.S. and other countries has slowed since the second half of 2008, which caused our customers to delay or reduce information technology purchases.  As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing.  If economic conditions in the U.S. and other countries continue to deteriorate, customers may continue to delay or further reduce purchases.  This could result in additional reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  In addition, weakness in the end-user market could negatively affect the cash flow of our OEM and VAR customers who could, in turn, delay paying their obligations, which would increase our credit risk exposure and cause a decrease in operating cash flows.  Also, if OEM and VAR customers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end-users to purchase products from other vendors or directly from us, sales could decline significantly.  Any of these events would likely harm our business, results of operations and financial condition.

Continued disruption in credit markets and world-wide economic changes may adversely affect our business, financial condition, and results of operations.

Continued disruptions in the financial and credit markets may adversely affect our business and financial results.  The tightening of credit markets may reduce the funds available to our customers to buy our products and services.  It may also result in customers extending the length of time in which they pay and in our having higher customer receivables with increased default rates.  General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases, even if they have cash or if credit is available to them.

We may not successfully complete our acquisition of AMICAS.

Our acquisition of AMICAS is subject to a number of conditions including, without limitation, a successful tender of more than 54% of the outstanding shares of common stock of AMICAS, antitrust clearance and other regulatory approvals.  There is no guarantee that these conditions will be satisfied and that we will complete the Acquisition.  In connection with the Acquisition, we have already incurred and anticipate incurring significant indebtedness, issuing substantial amounts of new equity securities and incurring significant costs related to the acquisition, debt offering and stock issuances.  We anticipate total costs of these transactions to be incurred by both parties, including the break-up fee already paid to a former potential acquiror of AMICAS, will approximate $32 million.  In addition, we would become liable to AMICAS for significant termination fees if we fail to obtain the necessary financing or otherwise breach our obligations under our AMICAS acquisition agreement.  As a result, if we fail to complete the Acquisition after incurring these costs, our business will be materially and adversely affected.  In addition, our acquisition of AMICAS is not subject to a financing condition.

Index

We may not be able to realize the anticipated benefits from the AMICAS Acquisition.

We may not be able to realize the anticipated benefits from the AMICAS Acquisition.  Achieving those benefits depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating AMICAS’ diversified businesses into our company.  Factors that could affect our ability to achieve these benefits include:

•	The failure of AMICAS’ businesses to perform in accordance with our expectations;

•	Difficulties in integrating and managing personnel, financial reporting and other systems used by AMICAS’ businesses into our company;

•	Any future goodwill impairment charges that we may incur with respect to the assets of AMICAS;

•	Failure to achieve anticipated synergies between our business units and the business units of AMICAS;

•	The loss of AMICAS’ customers or our customers; and

•	The loss of any of the key employees of AMICAS or our company.

If AMICAS’ businesses do not operate as we anticipate, it could materially harm our business, financial condition and results of operations.  In addition, as a result of the AMICAS Acquisition, we will assume all of AMICAS’ liabilities.  We may learn additional information about AMICAS’ business that adversely affects us, such as unknown or contingent liabilities, issues relating to internal controls over financial reporting and issues relating to compliance with the Sarbanes-Oxley Act or other applicable laws.  As a result, there can be no assurance that the AMICAS Acquisition will be successful or will not, in fact, harm our business.  Among other things, if AMICAS’ liabilities are greater than projected, or if there are obligations of AMICAS of which we are not aware at the time of completion of the acquisition, our business could be materially adversely affected.

The successful integration of AMICAS’ businesses into our company following the AMICAS Acquisition will present significant challenges.

We anticipate that the AMICAS Acquisition will place significant demands on our administrative, operational and financial resources, and we cannot assure you that we will be able to successfully integrate AMICAS’ businesses into our company.  Our failure to successfully integrate AMICAS with our company, and to manage the challenges presented by the integration process successfully, may prevent us from achieving the anticipated benefits of the acquisition and could have a material adverse effect on our business.

We will incur significant indebtedness in connection with our proposed acquisition of AMICAS, which could harm our operating flexibility and competitive position.

We will incur substantial additional indebtedness to finance the AMICAS Acquisition.  We anticipate financing the acquisition through the sale of high yield notes or a bridge financing.  The terms of this indebtedness will contain limitations on the amount of additional indebtedness that we and our subsidiaries may incur and place other restrictions on the operation of our business.  The indebtedness will require significant interest and principal payments.  Our level of debt as a result of the AMICAS Acquisition and the limitations imposed on us by the debt agreements related to such indebtedness could adversely affect our operating flexibility and put us at a competitive disadvantage.  Our substantial debt level may adversely affect our future performance, because, among other things:

•	We may be placed at a competitive disadvantage relative to our competitors, some of which have lower debt service obligations and greater financial resources than we do;

•	Our ability to complete future acquisitions may be limited;

•	We will have to use a portion of our cash flow for debt service rather than for operations;

Index

•	We may not be able to obtain further debt financing and may have to pay more for financing;

•	We may not be able to take advantage of business opportunities;

•	The indebtedness may bear interest at variable interest rates, making us vulnerable to increases in interest rates; and

•	We will be more vulnerable to adverse economic conditions.

Our ability to make scheduled payments of principal, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend upon our future operating performance, which may be affected by factors beyond our control.  In addition, there can be no assurance that future borrowings or equity financing will be available to us on favorable terms or at all for the payment or refinancing of our indebtedness.  If we are unable to service our indebtedness, our business, financial condition and results of operations would be materially adversely affected.

Our future capital needs are uncertain and our ability to access additional financing may be negatively impacted by the volatility and disruption of the capital and credit markets and adverse changes in the global economy.

Our capital requirements in the future will depend on many factors, including:

•	Acceptance of and demand for our products;

•	The extent to which we invest in new technology and product development;

•	The costs of developing new products, services or technologies;

•	Our interest and principal payment obligations under the indebtedness that we will incur in connection with our acquisition of AMICAS;

•	The number and method of financing of acquisitions and other strategic transactions; and

•	The costs associated with the growth of our business, if any.

If adverse global economic conditions persist or worsen, we could experience a decrease in cash flows from operations and may need additional financing to fund operations.  Due to the existing uncertainty in the capital markets (including debt, private equity, venture capital and traditional bank lending), access to additional debt or equity may not be available on acceptable terms or at all.  In addition, the terms of the indebtedness that we incur in connection with our acquisition of AMICAS may restrict our ability to incur additional indebtedness.  If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

We may incur additional debt in the future.

We must continue to enhance and expand our product and service offerings in order to maintain our competitive position, satisfy our working capital obligations and to increase our market share.  As a result, the continuing operations of our business may require substantial capital infusions.  For example, in June 2008, we borrowed $20.0 million from Merrick RIS, LLC, an affiliate of Merrick Ventures, LLC, in exchange for a $15.0 million senior secured term note (which was repaid in full on November 18, 2009) and 21,085,715 shares of our common stock.  Our ability to obtain additional debt in the future may be difficult or on disadvantageous terms.  We currently do not have a credit facility and such a facility may be difficult to obtain in the future given the amount of indebtedness that we will incur in connection with our acquisition of AMICAS and future market conditions.  Unless we can achieve cash flow levels sufficient to support our operations, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations.  Our ability to borrow in the future is dependent upon our ability to manage business operations and generate sufficient cash flows to service such debt.  If we are unable to generate sufficient working capital or obtain alternative financing, we may not be able to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected.

Index

Healthcare industry consolidation could impose pressure on our software prices, reduce our potential client base and reduce demand for our software.

Many hospitals and imaging centers have consolidated to create larger healthcare enterprises with greater market power.  If this consolidation trend continues, it could reduce the size of our potential customer base and give the resulting enterprises greater bargaining power, which may lead to erosion of the prices for our software.  In addition, when hospitals and imaging centers combine, they often consolidate infrastructure, and consolidation of our customers could erode our revenue base.

We may experience significant fluctuations in revenue growth rates and operating results.

We may not be able to accurately forecast our growth rate.  We base expense levels and investment plans on sales estimates and review all estimates on a quarterly basis.  Many of our expenses and investments are fixed and we may not be able to adjust spending quickly enough if sales are lower than expected.

Our revenue growth may not be sustainable and our percentage growth rates may decrease or fluctuate significantly.  Our revenue and operating profit growth depends on the continued growth of demand for our products and services offered through us or our OEM and VAR customers, and our business is affected by general economic and business conditions worldwide.  A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth.

Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section and the following:

•	Demand for our software solutions and services;

•	Our sales cycle;

•	Economic cycles;

•	The level of reimbursements to our end-user customers from government sponsored healthcare programs (principally, Medicare and Medicaid);

•	Accounting policy changes mandated by regulating entities;

•
Delays due to customers’ internal budgets and procedures for approving capital expenditures, by competing needs for other capital expenditures and the deployment of new technologies and personnel resources;

•	Our ability to retain and increase sales to existing customers, attract new customers and satisfy our customers’ demands;

•	Our ability to fulfill orders;

•	The introduction of competitive products and services;

•	Price decreases;

•	Changes in the usage of the Internet and eCommerce, including in non-U.S. markets;

•	Changes to regulatory approval processes and/or requirements;

•	Timing, effectiveness and costs of expansion and changes in our systems and infrastructure;

•	The outcomes of legal proceedings and claims involving us; and

•	Variations in the mix of products and services offered by us.

Delays in the expected sales or installation of our software may have a significant impact on our anticipated quarterly revenues and, consequently, our earnings since a significant percentage of expenses are relatively fixed.  Additionally, we sometimes depend, in part, upon large contracts with a small number of OEM customers to meet sales goals in any particular quarter.  Delays in the expected sales or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings, particularly because a significant percentage of expenses are fixed.

Index

The length of our sales and implementation cycles may adversely affect our operating results.

We have experienced long sales and implementation cycles.  How and when to implement, replace, expand or substantially modify medical imaging management software, or to modify or add business processes, are major decisions for our end-user target market.  The sales cycle for our software ranges from six to 18 months or more from initial contact to contract execution.  Our end-user implementation cycle has generally ranged from three to nine months from contract execution to completion of implementation.  During the sales and implementation cycles, we will expend substantial time, effort and resources preparing contract proposals, negotiating the contract and implementing the software, and may not realize any revenues to offset these expenditures.  Additionally, any decision by our customers to delay or cancel purchases or the implementation of our software may adversely affect net sales.

We operate in competitive markets, which may adversely affect our market share and financial results.

Some of our competitors are focused on sub-markets within targeted industries, while others have significant financial and information-gathering resources with recognized brands, technological expertise and market experience.  We believe that competitors are continuously enhancing their products and services, developing new products and services and investing in technology to better serve the needs of their existing customers and to attract new customers.

We face competition in specific industries and with respect to specific offerings.  We may also face competition from organizations and businesses that have not traditionally competed with us, but that could adapt their products and services to meet the demands of our customers.  Increased competition may require us to reduce the prices of our offerings or make additional capital investments that would adversely affect margins.  If we are unable or unwilling to do so, we may lose market share in target markets and our financial results may be adversely affected.

We face aggressive competition in many areas, and our business will be harmed if we fail to compete effectively.

The markets for medical imaging solutions are highly competitive and subject to rapid technological change.  We may be unable to maintain our competitive position against current and potential competitors.  Many of our current and potential competitors have greater financial, technical, product development, marketing and other resources, and we may not be able to compete effectively with them.  In addition, new competitors may emerge and our system and software solution offerings may be threatened by new technologies or market trends that reduce the value of our solutions.

We often compete with our OEM customers’ own internal software engineering groups.  The size and competency of these groups may create additional competition.  In the area of RIS and PACS workflow applications, many competitors offer portions of an integrated radiology solution through their RIS and PACS.  Additionally, certain competitors are integrating RIS and PACS technologies through development, partnership and acquisition activities.

The development and acquisition of additional products, services and technologies, and the improvement of our existing products and services, require significant investments in research and development.  For example, our current product candidates are in various stages of development and may require significant further research, development, pre-clinical or clinical testing, regulatory approval and commercialization.  If we fail to successfully sell new products and update existing products, our operating results may decline as existing products reach the end of their commercial life cycles.

If we are unable to successfully identify or effectively integrate acquisitions, our financial results may be adversely affected.

We have in the past and may in the future acquire and make investments in companies, products or technologies that we believe complement or expand our existing business and assist in quickly bringing new products to market.  In 2009, we completed 2 significant acquisitions, etrials on July 20, 2009 and Confirma on September 1, 2009.  There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices.  In addition, our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner.  We cannot predict whether we will be successful in integrating acquired businesses or that our acquired businesses will perform at anticipated levels.  In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities, or disrupt operations and divert management’s attention from day-to-day operations.  In addition, we may use our capital stock to acquire acquisition targets, which could be dilutive to the existing stockholders and cause a decline in the price of our Common Stock.

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

In the year ended December 31, 2009, we incurred $1.2 million of acquisition related costs.  All such direct acquisition costs have been expensed as incurred by us.  In addition, we believe we may incur charges to operations, in the quarters following an acquisition, to reflect costs associated with integrating acquired companies.  We may incur additional material charges in subsequent quarters associated with acquisitions.  We anticipate that our acquisition activities will require significant cash outflows directly related to completing acquisitions as well as costs related to integration efforts.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

Index

A portion of our business relies upon a network of independent contractors and distributors whose actions could have an adverse effect on our business.

We obtain some critical information from independent contractors.  In addition, we rely on a network of VAR’s and distributors to sell our offerings in locations where we do not maintain a sales office or sales team.  These independent contractors and distributors are not our employees.  As a result, we have limited ability to monitor and direct their activities.  The loss of a significant number of these independent contractors or dealers could disrupt our sales, marketing and distribution efforts.  Furthermore, if any actions or business practices of these individuals or entities violate our policies or procedures or otherwise are deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions or reputation damage, any of which could adversely affect our business and require us to terminate relationships with them.

Our investments in technology may not be sufficient and may not result in an increase in our revenues or decrease in our operating costs.

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

We are dependent, in part, upon the services of our senior executives and other key business and technical personnel.  We do not currently maintain key-man life insurance on our senior executives.  The loss of the services of any of our senior executives or key employees could have a material adverse effect on our business.  Our commercial success will depend upon, among other things, the successful recruiting and retention of highly skilled technical, managerial and sales personnel with experience in similar business activities.  Competition for the type of highly skilled individuals that we seek is intense.  We may not be able to retain existing key employees or be able to find, attract and retain skilled personnel on acceptable terms.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technology and similar intellectual property as critical to our success.  We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with employees, customers and others to protect our proprietary rights.  Effective intellectual property protection may not be available in every country in which our products and services are made available.  We also may not be able to acquire or maintain appropriate intellectual property rights in all countries where we do business.

We may not be able to discover or determine the extent of any unauthorized use of our proprietary rights.  Third parties that license our proprietary rights also may take actions that diminish the value of these rights.  Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.  We may need to obtain licenses from third parties who allege that we have infringed on their rights, but such licenses may not be available on terms acceptable to us or at all.  In addition, we may not be able to obtain or utilize on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing services under commercial agreements.  These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information to protect the processes, concepts, ideas and documentation associated with our solutions.  Such methods may not afford sufficient protection, and we may not be able to protect trade secrets adequately or ensure that other companies would not acquire information that we consider proprietary.

We have foreign exchange rate risk.

Our international operating results are exposed to foreign exchange rate fluctuations.  While the functional currency of most of our international operations is the U.S. Dollar, certain account balances are maintained in the local currency.  Upon remeasurement of such accounts or through normal operations, results may differ materially from expectations, and we may record significant gains or losses on the remeasurement of such balances.  As we expand international operations, our exposure to exchange rate fluctuations may increase.

Index

We may not be successful in our efforts to expand into international markets.

Our international activities are significant to our revenues and profits, and we plan to further expand internationally.  In 2009, our international revenues were $15.5 million, or about 23% of total revenues.  We also plan to expand the international revenues of AMICAS after the Acquisition.  We have relatively little experience operating in these or future markets and may not benefit from any first-to-market advantages or otherwise succeed.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

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

From April 2006 to November 2009, we were subject to a formal SEC investigation related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.   On November 4, 2009, the SEC filed a Complaint in federal court charging Merge with record-keeping violations but did not charge Merge with fraud nor assess any civil penalty against Merge.  The Complaint enjoined Merge from making any future violations of the reporting, record-keeping and internal controls provisions under the Securities Exchange Act of 1934.  In addition, two of Merge’s former executives were charged with accounting fraud in the Complaint.

On June 1, 2009, we were served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301. The Complaint includes a demand for a jury trial and alleges that Merge unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages are unspecified.  We intend to vigorously defend this action.  However, any adverse outcome could negatively impact our business and operating results.

As a result of lawsuits and regulatory matters, including the matter discussed above, we have incurred and may continue to incur substantial expenses.  In addition to the matter discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  The defense of these actions may be both time consuming and expensive. If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

Index

We may be subject to product liability claims if people or property is harmed by the products and services that we sell.

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death or environmental or property damage and may require product recalls or other actions.  Certain third parties, primarily our customers, also sell products or services using our products.  This may increase our exposure to product liability claims.  Although we maintain liability insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred or that insurance will continue to be available on economically reasonable terms or at all.  In addition, some of our agreements with vendors and sellers do not indemnify us from product liability.

We provide customers with certain warranties that could result in higher costs than anticipated.

Software products such as ours that are used in a wide range of clinical and health information systems settings may contain a number of errors or “bugs,” especially early in their product life cycle.  Our products include clinical information systems used in patient care settings where a low tolerance for errors or bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  The discovery of defects or errors in our software products or in our implementation of integrated solutions may cause delays in product delivery, poor client references, payment disputes, contract cancellations or additional expenses and payments to rectify problems.  Any of those factors may result in delayed acceptance of, or the return of, our software products.

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

We are subject to regulation in the U.S. by the Food and Drug Administration (FDA), including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities.  We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (the Act), regulations promulgated under the Act, and any other applicable regulatory requirements.  For example, the FDA has increased its focus on regulating computer software intended for the use in a healthcare setting.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities.  Complying with these regulations could be time consuming and expensive, and may include:

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

Index

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

Changes in federal and state regulations relating to patient data could depress the demand for our software and impose significant software redesign costs.

Federal regulations under the Health Insurance Portability and Accountability Act (HIPAA) impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non-compliant formats and health plans.  Collectively, these groups are known as covered entities.  The HIPAA regulations prescribe transaction formats and code sets for electronic health transactions, protect individual privacy by limiting the uses and disclosures of individually identifiable health information and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.  Although we are not a covered entity, most of our customers are, and they require that our software and services adhere to HIPAA regulations.  Any failure or perceived failure of our software or services to meet HIPAA regulations could adversely affect demand for our software and services and potentially require us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

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

A significant portion of our net sales are derived directly or indirectly from sales to end-users in the U.S., including hospitals, diagnostic imaging centers and specialty clinics, many of which generate some or all of their revenues from government sponsored healthcare programs, principally, Medicare and Medicaid.  We believe that the implementation of the reimbursement reductions contained in the Deficit Reduction Act has adversely impacted our end-user customers’ revenues per examination, which has caused some of them to respond by reducing their investments or postponing investment decisions, including investments in our software solutions and services, including maintenance.  A JACR study in September 2009 of the effects of the DRA indicated that MR volumes for radiology dropped 2% in 2007 from an 8.4% annual growth rate in 2002-2006, and MR payments to radiologists dropped 30% from an 11% annual growth.  This indicates the dramatic impact of legislation on our industry.

The risk of more Medicare imaging reimbursement cuts remains   Cuts proposed for 2010 include overall physician fee schedule reductions, general modality reimbursement cuts, the utilization change noted above and specific code level reimbursement decreases.  These cuts compound reimbursement losses.  For example, a radiologist completing a myocardial perfusion study would see a 50% drop in reimbursement based on these changes.  We believe the medical community will continue to contest these reductions.  For example, the American College of Cardiology has filed a lawsuit against the Department of Health and Human Services regarding one of the proposed physician fee changes.  It is unclear if any of these proposed changes will remain intact for 2010, will be superseded by broader healthcare legislation or will be reversed with future CMS changes or legislation.  As such, our direct customers are faced with an inability to accurately forecast their revenue streams.  In turn, this creates risk for us in their ability to pay for ongoing maintenance and upgrades and/or expand their solutions.

Index

There are a limited number of stockholders who have significant control over our common stock, allowing them to have significant influence over the outcome of all matters submitted to stockholders for approval, which may conflict with our interests and the interests of other stockholders.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) beneficially owned approximately 30.5 million, or 39.5%, of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2009, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.  Also, on November 18, 2009, we repaid in full our $15.0 million senior secured term note from Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC, including a prepayment penalty of $2,700 and accrued interest of $395.  As of December 31, 2009, Merrick and its affiliates owned approximately 37.4% of our Common Stock.  The influence of our large stockholders could impact our business strategy and also have the effect of discouraging others from attempting us to take over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

In addition, we engage from time to time in transactions with certain of our significant stockholders.  In June 2008, in exchange for $20 million, we issued (i) a $15 million senior secured note payable to Merrick RIS, LLC, an affiliate of Merrick Ventures, and (ii) 21,085,715 shares of our common stock at a price per share of $0.35 to Merrick.  In November 2009, we completed a stock offering and used a portion of the proceeds to prepay in full our senior secured note due June 2010 held by Merrick RIS, LLC, which included all amounts owed under the Note of $15.0 million and an additional amount $3.1 million payable as a result of the prepayment of the note.  Merrick RIS, LLC beneficially owns, as of December 31, 2009, 37.4% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick RIS, LLC.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick RIS, LLC.  In addition, Justin C. Dearborn, our Chief Executive Officer and a Director, served as Managing Director and General Counsel of Merrick Ventures, LLC, an affiliate of Merrick RIS, LLC.

Our large stockholders may have interests that differ from other shareholders.

Merrick RIS, LLC beneficially owns, as of December 31, 2009, 37.4% of our outstanding common stock.   Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick RIS, LLC.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick RIS, LLC.  Accordingly, Mr. Ferro indirectly owned or controlled the senior secured note payable and all of the shares of common stock owned by Merrick RIS, LLC.  In addition, prior to joining the Company, Justin C. Dearborn, our Chief Executive Officer and a Director, served as Managing Director and General Counsel of Merrick Ventures, LLC, an affiliate of Merrick RIS, LLC.  Due to its stock ownership, Merrick RIS, LLC has significant influence over our business, including the election of our directors.  In June 2008, in exchange for $20 million, we issued (i) a $15 million senior secured note payable to Merrick RIS, LLC, an affiliate of Merrick Ventures, and (ii) 21,085,715 shares of our Common Stock at a price per share of $0.35 to Merrick.  In November 2009, we completed a stock offering and used a portion of the proceeds to prepay in full our senior secured note due June 2010 held by Merrick RIS, LLC, which included all amounts owed under the note of $15.0 million and an additional amount of $3.1 million payable as a result of the prepayment of the note.  Effective as of January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC.  Services provide by Merrick Ventures, LLC under the consulting agreement include investor relations, financial analysis and strategic planning.  The cost of this consulting agreement in 2009 was $460,000.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.

On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare Solutions, LLC (Merrick Healthcare).  Under terms of the agreement, Merrick Healthcare purchased software licenses from us for $400,000.  Payment of the entire balance was made on the date of the agreement.  We recognized $400,000 in revenue in the first quarter of 2009 related to this transaction.

In addition, in February 2010, we entered into a VAR agreement with Merrick Healthcare under which we may market, resell, or supply certain of their products and services.  Under terms of the agreement, products and services will be purchased on a per unit basis from Merrick Healthcare.

Index

As a result of these relationships, the interests of Merrick RIS, LLC and its affiliates may differ from those of our other stockholders.  Merrick Ventures, LLC and its affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or our suppliers’ or customers’ businesses.  Merrick’s significant ownership of our voting stock will enable it to influence or effectively control us.

The market price of our Common Stock may decline as a result of acquisitions.

The market price of our Common Stock may decline after acquisitions, including AMICAS, are completed.  Some of the issues that we could face are:

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

In connection with the acquisitions of etrials and Confirma in the third quarter of 2009, we issued 9.4 million additional shares of our Common Stock.  The increase in the number of outstanding shares of our Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market price of our Common Stock.  We will not be using our Common Stock as consideration for the AMICAS Acquisition, but we anticipate issuing additional Common Stock to the purchasers of our new class of Preferred Stock that will fund a portion of the purchase price for the AMICAS Acquisition.

Shares of our common stock eligible for public sale may have a negative impact on the market price of our commons stock, and dilute our stockholders’ percentage ownership and voting power.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common or preferred stock.  As of December 31, 2009, we had 74,791,753 shares of common stock outstanding.  In addition, as of December 31, 2009, we had outstanding options to purchase 5,021,995 shares of our common stock, of which 2,076,212 options were then exercisable, and 426,664 shares granted under restricted stock awards.  Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock.  As additional shares of common stock become available for sale in the public market, due to the exercise of options or the issuance of shares as a result of acquisitions, the market supply of shares of common stock will increase, which could also decrease the market price.

We are unable to estimate the number of shares that may be sold because this will depend on the market price for our common stock, the personal circumstances of the sellers and other factors.  Any sale of substantial amounts of our common stock or other securities in the open market may adversely affect the market price of such securities and may adversely affect our ability to obtain future financing in the capital markets as well as create a potential market overhang.

Because we do not intend to pay cash dividends, stockholders will benefit from an investment in our stock only if it appreciates in value.

We currently intend to retain future earnings, if any, and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at stockholders have purchased and will purchase shares.

Index

The trading price of our common stock has been volatile and may fluctuate substantially in the future.

The price of our common stock has been, and may continue to be, volatile.  The trading price of our common stock may continue to fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	Our ability to meet or exceed the expectations of analysts or investors;

•	Changes in our forecasts or earnings estimates by analysts;

•	Quarter-to-quarter variations in our operating results;

•	Announcements regarding clinical activities or new products by us or our competitors;

•	General conditions in the healthcare IT industry;

•	Governmental regulatory action and healthcare reform measures, including changes in reimbursement rates for imaging procedures;

•	Rumors about our performance or software solutions;

•	Announcements regarding acquisitions, including our AMICAS Acquisition;

•	Uncertainty regarding our ability to service existing debt;

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many software, healthcare and technology companies; and

•	General economic conditions.

In addition, the market for our common stock may experience price and volume fluctuations unrelated or disproportionate to our operating performance.  These fluctuations could have a significant impact on our business due to diminished incentives for management and diminished currency for acquisitions.

Certain provisions of our charter and Delaware law could make a takeover difficult and may prevent or frustrate attempts by our stockholders to replace or remove our management team.

We have an authorized class of 1,000,000 shares of undesignated preferred stock and one authorized share of Series 3 Special Voting Stock preferred stock.  These shares may be issued by our board of directors, on such terms and with such rights, preferences and designation as the board of directors may determine, and a new class of preferred stock will be issued to fund, in part, the AMICAS Acquisition.  Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of us.  In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.

These provisions of our certificate of incorporation, and of Delaware law, may have the effect of delaying, deterring or preventing a change in control, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.  In addition, these provisions make it more difficult to replace or remove our current management team in the event our stockholders believe this would be in our best interest and the best interests our stockholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.	PROPERTIES

Our principal facilities by operating segment are set forth in the following table:

Segment	Location	Square Footage	Annual Lease Payments (millions of $)
Direct	Milwaukee, Wisconsin*	36,000	0.4
Direct	Morrisville, North Carolina	17,000	0.2
Direct	Chicago, Illinois*	16,000	0.3
Direct	Hudson, Ohio	10,000	0.1
Indirect	Mississauga, Ontario	24,000	0.6
Indirect	Bellevue, Washington	19,000	0.5

* Square footage in these facilities includes space for our Corporate employees and assets

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

From April 2006 to November 2009, we were subject to a formal SEC investigation related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.   On November 4, 2009, the SEC filed a Complaint in federal court charging Merge with record-keeping violations but did not charge Merge with fraud nor assess any civil penalty against Merge.  The Complaint enjoined Merge from making any future violations of the reporting, record-keeping and internal controls provisions under the Securities Exchange Act of 1934.  In addition, two of Merge’s former executives were charged with accounting fraud in the Complaint.

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Noshay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that Merge unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and alleges a breach of the covenant of good faith and fair dealing.  Monetary damages being sought are unspecified.

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

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NASDAQ Global Market (NASDAQ).

Index

The following table sets forth for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ:

Common Stock Market Prices

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.25	$4.78	$4.48	$1.84
Low	$2.93	$2.98	$1.25	$1.07

2008
High	$1.75	$1.60	$1.37	$1.26
Low	$0.26	$0.60	$0.26	$0.33

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 376 shareholders of record of Common Stock as of March 10, 2010.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) for the period from December 31, 2004 to December 31, 2009.  The comparison assumes that $100 was invested on December 31, 2004 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2009

Index

Date	Merge Healthcare Incorporated (Nasdaq: MRGE)	Nasdaq Computer Index (^IXCO)	Russell 2000 Index (^RUT)
12/31/2004	$100	$100	$100
12/30/2005	$113	$103	$103
12/29/2006	$29	$109	$121
12/31/2007	$5	$133	$118
12/31/2008	$6	$71	$77
12/31/2009	$15	$121	$96

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

Repurchases of Shares

None.

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

	Years Ended December 31,
	2009(1)	2008	2007	2006	2005(2)
	(in thousands, except for share and per share data)
Statement of Operations Data:
Net sales	$66,841	$56,735	$59,572	$74,322	$82,538
Operating income (loss)(3)(4)	8,963	(21,697)	(171,238)	(252,087)	4,377
Income (loss) before income taxes	150	(23,743)	(171,808)	(249,473)	5,113
Income tax expense (benefit)	(135)	(60)	(240)	9,450	8,373
Net income (loss)	285	(23,683)	(171,568)	(258,923)	(3,260)
Earnings (loss) per share:
Basic	$0.00	$(0.51)	$(5.06)	$(7.68)	$(0.13)
Diluted	0.00	(0.51)	(5.06)	(7.68)	(0.13)
Weighted average shares outstanding:
Basic	60,910,268	46,717,546	33,913,379	33,701,735	24,696,762
Diluted	62,737,821	46,717,546	33,913,379	33,701,735	24,696,762

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Working capital	$18,231	$8,254	$878	$27,101	$56,964
Total assets	100,249	54,737	61,635	234,875	500,045
Long-term debt obligations	-	14,230	-	-	-
Shareholders’ equity	68,137	8,841	24,405	189,925	442,592
__________________________
(1)	Includes the results of etrials and Confirma from July 20, 2009 and September 1, 2009, the respective dates of the business combinations.
(2)	Includes the results of Cedara from June 1, 2005, the date of our business combination.
(3)	For the year ended December 31, 2005 we incurred a charge for acquired in-process research and development of $13.0 million.
(4)	For the years ended December 31, 2007 and 2006, we incurred charges of $122.4 million and $214.1 million, respectively, related to the impairment of goodwill.

Index

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains “forward-looking statements.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of this Annual Report on Form 10-K.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K and Item 1A, “Risk Factors”.

Management’s Discussion and Analysis is presented in the following order:

•	Overview

•	Revenues and Expenses

•	Results of Operations

•	Liquidity and Capital Resources

•	Material Off Balance Sheet Arrangements

•	Critical Accounting Policies

Overview

We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  We have significantly expanded our product offerings in the second half of 2009 through strategic acquisitions.

On September 1, 2009, we completed the acquisition of Confirma, Inc. (Confirma), a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies.  Under terms of the agreement, we acquired all the outstanding shares of Confirma in exchange for 5.4 million shares of Merge Common Stock.  Total consideration for the transaction was $16.2 million.  Upon completion of the acquisition, we renamed this entity Merge CAD.

On July 20, 2009, we completed the acquisition of etrials Worldwide, Inc. (etrials), a provider of clinical trials software and services.  Under the terms of the Merger Agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of Merge Common Stock.  Total consideration for the transaction was $25.1 million.  Upon completion of the acquisition, we renamed this entity Merge eClinical.

On June 30, 2009, we enhanced our financial reporting process to allow us to obtain discrete operating results for our business units.  As a result, effective in the third quarter of 2009, we have reportable segments, which we have designated as Direct and Indirect.  These reportable segments are based on business unit operations that have similar economic characteristics. The Direct segment primarily sells directly to the end-users located primarily in the U.S. and Canada, and also distributes certain products through the Internet via our website.  This segment consists of the Merge Fusion U.S. and Merge eClinical business units.  The Indirect segment primarily sells software products and related services to Original Equipment Manufacturers, Value Added Resellers and distributors world-wide.  This segment consists of the Merge OEM, Merge CAD and Merge Fusion EMEA business units.

We have seen our markets become increasingly affected by the continuing global macroeconomic downturn.  The downturn, which first started in the U.S., has also impacted our customers in other parts of the world.  We believe that the initiatives undertaken to reduce our operating expenses have appropriately positioned our recurring cost structure.  We believe it is likely that this economic downturn will continue to persist; however, we cannot predict its severity, duration or impact on our future operating results. We are also monitoring the increasing regulatory and legislative activity surrounding healthcare and health information technology as discussed more fully above.  Due to the complexity of the reform legislation and its potential impact on us as both a vendor and employer, it is difficult to forecast any potential net impact on our customers and market, and thus we remain cautious about the impact on our business.

Index

We will attempt to use the current economic environment as an opportunity to expand our market share and to continue moving into similar, related, or adjacent markets to those in which we currently are active, as well as invest in international growth.  We continue to develop new products and are pleased with the breadth and depth of our product lines and service capabilities.

Effective as of February 28, 2010, we entered into a Merger Agreement to acquire AMICAS.  Under the terms of the Merger Agreement, we will commence to tender offer to acquire all of the outstanding shares of common stock of AMICAS for consideration per share of $6.05 in cash, without interest, which is expected to be approximately $248 million.  We plan to finance the transaction with $200 million of financing from Morgan Stanley Senior Funding, Inc., with whom we have executed a definitive commitment letter, through the sale of high yield notes or a bridge financing, in addition to cash already available at the two companies and the issuance of preferred and common stock with respect to which we have received $40 million of pre-funded proceeds from investors.  Although we have not entered into a formal Preferred Stock Agreement with these investors, we have signed commitment letters that provide the investors a 2% commitment fee, the issuance of up to 9 million shares of Common Stock (subject to $50 million of total proceeds being received) and cumulative dividends at an anticipated rate of 15%, among other negotiated terms.  We have placed $30 million of the pre-funded proceeds in escrow pursuant to the Merger Agreement and may be required to release the escrow under certain circumstances.  In connection with these transactions, we have already incurred and anticipate incurring significant costs related to the acquisition, debt offering and preferred stock.  We anticipate total costs of these transactions to be incurred by both parties, including a break-up fee owed to a former potential acquiror of AMICAS, will approximate $32 million.  The Merger Agreement contains certain conditions to our obligation to complete the tender offer, including a successful tender of approximately 54% of the outstanding shares of common stock of AMICAS, antitrust clearance and other regulatory approvals.   We anticipate the acquisition will close in the second quarter of 2010.

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of software and other sales, net of estimated returns and allowances, and professional services and maintenance.  Software and other sales consist of software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and imaging centers.  Professional services and maintenance consists of hosted clinical trial SaaS offering, installation, custom engineering services, training, consulting, project management and software maintenance and support.

Cost of Sales

Cost of sales consists of purchased components, third-party royalties, costs to service and support our customers and amortization of patents and purchased and developed software, including related impairments.  The cost of software and other includes purchased components and third-party royalties included in software and hardware sales to our customers.  The cost of services and maintenance includes headcount and related costs and direct third-party costs incurred in our performance of SaaS offerings, installation, custom engineering services, training, consulting and software maintenance and support.  Depreciation and amortization, including any impairment, is assessed on capital equipment used to fulfill contract obligations and our purchased and developed software assets.  Depreciation and amortization are recorded over the respective asset’s useful life.  Each quarter we test our purchased and developed software for impairment by comparing its fair value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its fair value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Sales and Marketing Expense

Sales and marketing expense includes the costs of our sales and marketing departments, commissions and costs associated with trade shows.

Index

Research and Development Expense

Research and development expense consists of expenses incurred for the development of our proprietary software and technologies.  The costs reflected in this category are reduced by capitalized software development costs.  The amortization of capitalized software development costs and any related impairments are included in cost of sales.

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

Goodwill and Trade Name Impairment, Restructuring and Other Expenses

Goodwill and trade name impairment, restructuring and other expenses consist of impairment of goodwill and trade names , severance to involuntarily terminated employees resulting from our restructuring initiatives, loss on disposal of subsidiaries and impairment of non-cancelable building leases associated with restructuring activities.

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

Results of Operations

In addition to the acquisitions of etrials and Confirma, the following operational activities and economic considerations, other than those previously discussed, have significantly impacted the comparability of the results of operations for the periods discussed herein:

•
In November 2009, we sold in a registered direct offering 9.1 million shares of Common Stock for aggregate net proceeds of $25.2 million.  We used the net proceeds from this offering to repay our $15.0 million note payable (the Note), including a $2.7 million prepayment penalty and $0.4 million of accrued interest.  The net impact of these transactions was an increase in cash of $7.1 million and a charge to other income (expense) of $3.3 million.

•
Concurrent with the acquisition of etrials in July 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals based upon an assessment of ongoing personnel needs.  As a result, we incurred $1.7 million of severance and related costs in the third quarter of 2009.

•	In the third quarter of 2008, we exited our operations in India.

•	In the second quarter of 2008, we completed a private placement pursuant to which we raised net proceeds of $16.6 million (which included a two-year $15.0 million Note).

•	In the second quarter of 2008, we disposed of our French subsidiary.

•
During 2008, we completed two restructuring initiatives, in which we incurred in aggregate $6.8 million in expenses.  These initiatives included workforce reductions in all parts of the organization as well as elimination of facilities (see Note 12 of the notes to consolidated financial statements included herein).

•
Our Canadian operations primarily invoice customers in U.S. dollars, whereas the majority of operating expenses, which include approximately one-fourth of our current workforce, are denominated in the Canadian dollar.  During late 2008, the U.S. dollar to Canadian dollar exchange rate significantly strengthened.  As a result, we have experienced an approximate 7% reduction in average cost for our Canadian dollar denominated expenses in 2009 compared to 2008.  There was no such change in our Canadian dollar denominated expenses in 2008 compared to 2007, since the average U.S. dollar to Canadian dollar exchange rate did not significantly change.

Index

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The results of operations in 2009 include those of Merge eClinical (included in the Direct segment) since July 20, 2009 and Merge CAD (included in the Indirect segment) since September 1, 2009.  The following table sets forth selected, summarized consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,						Change
	2009	%	(1)	2008	%	(1)	$	%

Net sales:
Software and other	$33,037		49.4%	$27,561		48.6%	$5,476	19.9%
Services and maintenance	33,804		50.6%	29,174		51.4%	4,630	15.9%
Total net sales	66,841		100.0%	56,735		100.0%	10,106	17.8%
Cost of sales:
Software and other	3,730		11.3%	5,121		18.6%	(1,391)	-27.2%
Services and maintenance	12,324		36.5%	11,672		40.0%	652	5.6%
Depreciation, amortization and impairment	3,323	NM	(2)	3,279	NM	(2)	44	NM (2)
Total cost of sales	19,377		29.0%	20,072		35.4%	(695)	-3.5%
Gross margin
Software and other	25,984	78.7	% (3)	19,161	69.5	% (3)	6,823	35.6%
Services and maintenance	21,480		63.5%	17,502		60.0%	3,978	22.7%
Total gross margin	47,464		71.0%	36,663		64.6%	10,801	29.5%
Operating expenses:
Sales and marketing	9,203		13.8%	9,313		16.4%	(110)	-1.2%
Product research and development	10,689		16.0%	13,240		23.3%	(2,551)	-19.3%
General and administrative	13,005		19.5%	20,461		36.1%	(7,456)	-36.4%
Acquisition-related expenses	1,225		1.8%	-		0.0%	1,225	NM (2)
Trade name impairment, restructuring and other expenses	1,613		2.4%	11,816		20.8%	(10,203)	-86.3%
Depreciation, amortization and impairment	2,766		4.1%	3,530		6.2%	(764)	-21.6%
Total operating costs and expenses	38,501		57.6%	58,360		102.9%	(19,859)	-34.0%
Operating income (loss)	8,963		13.4%	(21,697)		-38.2%	30,660	141.3%
Other income (expense), net	(8,813)		-13.2%	(2,046)		-3.6%	(6,767)	330.7%
Income (loss) before income taxes	150		0.2%	(23,743)		-41.8%	23,893	100.6%
Income tax expense (benefit)	(135)		-0.2%	(60)		-0.1%	(75)	125.0%
Net income (loss)	$285		0.4%	$(23,683)		-41.7%	$23,968	101.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes depreciation, amortization and impairment expense recorded in cost of sales.

Index

Net Sales

Net sales, by segment, are as follows (in thousands):

	Years Ended December 31,				Change
	2009	%	2008	%	$	%
Indirect
Software and other	$24,025	35.9%	$16,772	29.6%	$7,253	43.2%
Services and maintenance	9,380	14.1%	11,738	20.7%	(2,358)	-20.1%
Total net sales	33,405	50.0%	28,510	50.3%	4,895	17.2%

Direct
Software and other	9,012	13.5%	10,789	19.0%	(1,777)	-16.5%
Services and maintenance	24,424	36.5%	17,436	30.7%	6,988	40.1%
Total net sales	33,436	50.0%	28,225	49.7%	5,211	18.5%
Total net sales	$66,841		$56,735		$10,106

Software and Other Sales.  Total software and other sales in 2009 were $33.0 million, an increase of approximately $5.4 million, or 19.9%, from $27.6 million in 2008.  Indirect sales increased $7.3 million, primarily due to the fact that sales were negatively affected in 2008 because of customer concerns with our financial viability.  We believe that these concerns were largely alleviated with the financing transaction completed in June 2008. In addition, 2009 Indirect sales, when compared to 2008, include $1.5 million of additional sales from Eklin Medical Systems, Inc. (Eklin), resulting from a new agreement with this customer in the second quarter of 2009.  In addition, net sales from Merge CAD were $0.8 million in 2009.  Direct sales decreased $1.8 million primarily as a result of the downturn in general macroeconomic conditions in North America and 2009 having fewer contracts with significant hardware components compared to 2008.  In the future, we anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Services and Maintenance Sales.  Total services and maintenance sales in 2009 were $33.8 million, an increase of $4.6 million, or 15.9%, from $29.2 million in 2008.  Direct sales increased $7.0 million primarily due to $5.8 million of sales by Merge eClinical from the date of its acquisition.  Indirect sales decreased $2.4 million due to a decline in the number of custom engineering services projects in 2009, primarily as a result of the reluctance of OEM customers to start new projects in the current economic environment and a shift in our strategic focus with respect to such customers.  Indirect services and maintenance sales in 2009 include $1.5 million from Merge CAD from the date of its acquisition.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $26.0 million in 2009, an increase of $6.8 million, or 35.6%, from $19.2 million in 2008.  Gross margin as a percentage of software and other sales increased to 78.7% in 2009 from 69.5% in 2008, primarily due to the mix of sales by our segments.  Indirect sales, which typically consist of software only or minimal hardware component contracts that generate higher margins, were 72.7% of software and other sales in 2009 compared to 60.9% in 2008.  In addition, the hardware component of Direct sales decreased to 18.1% of sales in 2009 compared to 29.8% in 2008.  We expect our gross margin on software and other sales going forward to fluctuate depending on the mix of sales between the segments and the percentage of hardware components included in sales through the Direct segment.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $21.5 million in 2009, an increase of $4.0 million, or 22.7%, from $17.5 million in 2008.  Gross margin as a percentage of sales increased to 63.5% in 2009 from 60.0% in 2008 primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiatives.  As the majority of service and maintenance costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of our resources.

Sales and Marketing

Sales and marketing expense decreased $0.1 million, or 1.2%, to $9.2 million in 2009 from $9.3 million in 2008.  Salaries, commissions and other related expenses (including travel and entertainment) remained relatively constant as decreases from 2008 restructuring and subsidiary disposal activities were offset by an increases due to 2009 acquisitions.  We experienced a $0.2 million decrease in Canadian related costs due to the strengthening of the average exchange rate for the U.S dollar compared to the Canadian dollar in 2009 (primarily in the first half of 2009).  We anticipate that sales and marketing expenses will increase in 2010, when compared to 2009, due to the additional headcount and related expenses associated with our 2009 acquisitions.

Index

Product Research and Development

Product research and development expense decreased $2.5 million, or 19.3%, to $10.7 million in 2009 from $13.2 million in 2008.  Salaries and related expenses (including travel and entertainment) and third-party costs decreased by $2.0 million as decreases from 2008 restructuring and subsidiary disposal activities were offset by an increase due to 2009 acquisitions. Additionally, Canadian related costs decreased $0.5 million due to strengthening of the average exchange rate for the U.S. dollar compared to the Canadian dollar. We anticipate that product research and development expenses will increase in 2010, when compared to 2009, due to the additional headcount associated with our 2009 acquisitions.

General and Administrative

General and administrative expense decreased $7.5 million, or 36.4%, to $13.0 million in 2009 from $20.5 million in 2008.  Salaries and related expenses (including travel and entertainment) decreased by  $1.1 million as decreases from 2008 restructuring and subsidiary disposal activities were offset by an increase due to 2009 acquisitions. In addition, legal costs decreased in 2009 by $4.4 million (2008 included a $3.0 million charge related to the settlement of a class action lawsuit), accounting and other professional fees decreased by $1.5 million and share-based compensation expense decreased in 2009 by $0.4 million.  We anticipate that the quarterly general and administrative expenses will increase in 2010, when compared to 2009, due to the additional headcount associated with our 2009 acquisitions.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2009, we incurred $1.2 million of such expenses related to our acquisitions.

Trade name Impairment, Restructuring and Other Expenses

In 2009, we recorded $1.6 million in trade name impairment, restructuring and other expenses, including $1.7 million in restructuring expenses related to the initiative announced in July 2009, and $0.3 million due to the abandonment of a portion of a facility leased by Merge CAD.  These charges were offset by a $0.4 million reduction in expense related to updated estimates of obligations due under prior restructuring activities and other facilities previously abandoned.  In 2008, we recorded $11.8 million in trade name impairment, restructuring and other expenses, including $8.7 million in restructuring charges related to the initiatives announced in February 2008 and June 2008, a $1.1 million trade name impairment charge associated with renaming our Cedara Software business unit and a $1.7 million charge associated with the disposal of our French subsidiary.  We also recorded a $0.4 million charge in 2008 related to a change in estimate associated with subleasing a facility.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $0.7 million, or 21.6%, to $2.8 million in 2009 from $3.5 million in 2008, as a result of a $0.5 million impairment of fixed assets held for sale in 2008 and a $0.6 million decrease in depreciation due to assets being disposed of or becoming fully depreciated.  These decreases are offset by an increase of $0.6 million of depreciation and amortization resulting from fixed assets and intangible assets acquired in our 2009 acquisitions.

Other Income (Expense), Net

Other income (expense), net increased by approximately $6.8 million, to $8.8 million of net expense in 2009 from $2.0 million of net expense in 2008.  The net expense in 2009 is due to $2.7 million of interest expense and amortization of issuance costs and note discount associated with the $15.0 million Note, a $3.3 million loss on early extinguishment of the Note (including a prepayment penalty of $2.7 million and write-off of $0.4 million of remaining debt issuance costs and note discount) and a realized loss of $3.6 million related to the sale of our investment in Eklin.  These expenses were offset by a $0.5 million gain on the sale of certain patents that were no longer necessary to support our business and $0.3 million in foreign currency exchange gains.  The net other expense in 2008 is primarily attributable to $1.8 million of interest expense and amortization of issuance costs and note discount associated with the note payable issued pursuant to the Merrick financing transaction and a $1.4 million impairment charge related to our investment in Eklin, offset by $0.8 million in foreign exchange gains and $0.3 million of interest income.

Index

Income Tax Benefit

We recorded an income tax benefit resulting in an effective tax rate of (90.0)% in 2009, compared to an effective rate of (0.3)% in 2008.  Our effective tax rates in 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized, primarily in the U.S., utilizing deferred tax assets that are fully reserved with a valuation allowance, primarily in Canada and the expected recovery of previously paid alternative minimum taxes due to a change in U.S. tax law in 2009.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The following table sets forth selected, summarized consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Years Ended December 31,	Change
2008	%	(1)	2007	%	(1)	$	%

Net sales:
Software and other	$27,561	48.6%	$29,590	49.7%	$(2,029)	-6.9%
Services and maintenance	29,174	51.4%	29,982	50.3%	(808)	-2.7%
Total net sales	56,735	100.0%	59,572	100.0%	(2,837)	-4.8%
Cost of sales:
Software and other	5,121	18.6%	6,722	22.7%	(1,601)	-23.8%
Services and maintenance	11,672	40.0%	14,089	47.0%	(2,417)	-17.2%
Amortization and impairment	3,279	NM	(2)	8,537	NM	(2)	(5,258)	NM	(2)
Total cost of sales	20,072	35.4%	29,348	49.3%	(9,276)	-31.6%
Gross margin
Software and other	19,161	69.5	% (3)	14,331	48.4	% (3)	4,830	33.7%
Services and maintenance	17,502	60.0%	15,893	53.0%	1,609	10.1%
Total gross margin	36,663	64.6%	30,224	50.7%	6,439	21.3%
Operating expenses:
Sales and marketing	9,313	16.4%	18,565	31.2%	(9,252)	-49.8%
Product research and development	13,240	23.3%	21,065	35.4%	(7,825)	-37.1%
General and administrative	20,461	36.1%	29,492	49.5%	(9,031)	-30.6%
Goodwill and trade name impairment,restructuring and other expenses	11,816	20.8%	124,131	NM	(2)	(112,315)	NM	(2)
Depreciation, amortization and impairment	3,530	6.2%	8,209	13.8%	(4,679)	-57.0%
Total operating costs and expenses	58,360	102.9%	201,462	NM	(2)	(143,102)	NM	(2)
Operating loss	(21,697)	-38.2%	(171,238)	NM	(2)	149,541	NM	(2)
Other income (expense), net	(2,046)	-3.6%	(570)	-1.0%	(1,476)	258.9%
Loss before income taxes	(23,743)	-41.8%	(171,808)	NM	(2)	148,065	NM	(2)
Income tax expense (benefit)	(60)	-0.1%	(240)	-0.4%	180	-75.0%
Net loss	$(23,683)	-41.7%	$(171,568)	NM	(2)	$147,885	NM	(2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization and impairment expense recorded in cost of sales.

Index

Net Sales

Net sales, by segment, are as follows (in thousands):

	Years Ended December 31,				Change
	2008	%	2007	%	$	%

Indirect
Software and other	$16,772	29.6%	$15,117	25.4%	$1,655	10.9%
Services and maintenance	11,738	20.7%	10,407	17.4%	1,331	12.8%
Total net sales	28,510	50.3%	25,524	42.8%	2,986	11.7%

Direct
Software and other	10,789	19.0%	14,473	24.3%	(3,684)	-25.5%
Services and maintenance	17,436	30.7%	19,575	32.9%	(2,139)	-10.9%
Total net sales	28,225	49.7%	34,048	57.2%	(5,823)	-17.1%
Total net sales	$56,735		$59,572		$(2,837)

Software and Other Sales.  Net software and other sales for 2008 were $27.6 million, a decrease of approximately $2.0 million, or 6.9%, from $29.6 million in 2007.  Direct software and other sales decreased $3.7 million, primarily as a result of the delay of certain product deliverables during the first two quarters of 2008.  This decrease was offset by a $1.7 million increase in Indirect sales, primarily due to recognition of software revenue upon delivery of, or relief from delivery of, certain contract elements associated with contracts signed in 2007 or earlier.

Service and Maintenance Sales.  Net service and maintenance sales in 2008 were $29.2 million, a decrease of $0.8 million, or 2.7%, from $30.0 million in 2007.  Direct service and maintenance sales decreased $2.1 million in 2008, as a result of a decrease in services to install software products, as well as a decrease in renewals of maintenance contracts of certain customers, primarily due to customer concerns with our financial viability.  Indirect service and maintenance sales increased $1.3 million as a result of an increase in customer contracts involving custom engineering services in 2008.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $19.1 million in 2008, an increase of approximately $4.8 million, or 33.7%, from $14.3 million in 2007.  Gross margin as a percentage of software and other sales increased to 69.5% in 2008 from 48.4% in 2007.  The increase in gross margin as a percentage of sales is primarily due to the mix in sales from our business units and a decrease in amortization expense in 2008.  Indirect sales, which typically consist of software only contracts at higher margins, were 60.9% of software and other sales in 2008 compared to 51.1% in 2007.  The decrease in amortization is primarily due to the fact that amortization in 2007 included impairment of certain of our purchased and capitalized software projects of $4.7 million due to significant risk of technological obsolescence associated with certain projects, the majority of which were still in development at the time of impairment, compared to a $0.4 million impairment on purchased software in 2008.  There was also a decrease in recurring amortization associated with gross purchased and capitalized software costs in 2008 as a result of the 2007 impairment charges.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $17.5 million in 2008, an increase of $1.6 million, or 10.1%, from $15.9 million in 2007.  Gross margin as a percentage of services and maintenance sales increased to 60.0% in 2008 from 53.0% in 2007, due to the decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring activities during February and June of 2008.

Sales and Marketing

Sales and marketing expense decreased $9.3 million, or 49.8%, to $9.3 million in 2008 from $18.6 million in 2007.  As a result of ongoing cost reductions previously discussed, including the restructuring initiatives announced in 2008, salaries and consultant fees, commissions and other related expenses (including travel and entertainment) decreased by $6.4 million and share-based compensation expense decreased by $0.7 million.  In addition, we incurred $0.8 million less in direct marketing costs as a result of cash saving efforts.  Also, $1.2 million of the decrease was due to a reduction in sales and marketing expenses at our French subsidiary, which we disposed of in April 2008.

Index

Product Research and Development

Product research and development expense decreased $7.8 million, or 37.1%, to $13.2 million in 2008 from $21.0 million in 2007, primarily due to a $7.3 million reduction in salaries, consultant fees and related expenses (including travel and entertainment) and a decrease in share-based compensation expense of $0.7 million as a result of our restructuring initiatives in 2008.  In addition, $0.6 million of the decrease was due to a reduction in product research and development expenses of our French subsidiary, which we disposed of in April 2008.  Offsetting this decrease was the fact that we did not capitalize any software development costs, which reduce costs in the applicable period, in 2008 compared to $0.8 million of capitalized costs in 2007.

General and Administrative

General and administrative expense decreased $9.0 million, or 30.6%, to $20.5 million in 2008 from $29.5 million in 2007, primarily due to a $4.7 million reduction in our salaries and related expenses (including travel and entertainment) and a share-based compensation expense decrease of $1.1 million as a result of our restructuring initiatives in 2008.  Also, legal, accounting and other professional fees, including the settlement cost of the class action lawsuit and reimbursement of certain fees from our directors and officers liability insurance carrier, decreased $2.5 million in 2008, due to a decline in activities and costs associated with the settlement of the class action lawsuit and prior restatement of financial statements.  Additionally, general and administrative expenses decreased by $0.4 million in 2008 due to a decrease in costs incurred by our French subsidiary, which we disposed of in April 2008, and $0.3 million due to a decrease in costs associated with our Indian subsidiaries, which we disposed of or shut down in the third quarter of 2008.

Goodwill and Trade Name Impairment, Restructuring and Other Expenses

As discussed in Note 12 to the consolidated financial statements, we recorded $8.8 million of restructuring charges in 2008 related to the initiatives announced in February 2008 and June 2008.  In addition, as discussed in Note 4 to the consolidated financial statements, we recorded a $1.1 million trade name impairment charge associated with renaming our Merge OEM business unit.  We also incurred a $1.7 million charge associated with the disposal of our French subsidiary in 2008, as discussed in Note 7 to the consolidated financial statements.  In addition, we recorded a $0.4 million charge in 2008 related to a change in estimate associated with subleasing a facility.  In 2007 we recorded a goodwill impairment charge of $122.4 million and a trade name impairment charge of $0.8 million.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $4.7 million, or 57.0%, to $3.5 million in 2008 from $8.2 million in 2007.  Decreased depreciation, amortization and impairment expenses were primarily attributable to a $4.3 million impairment of customer relationships in 2007 as well as a decrease in continuing amortization in 2008 as a result of the 2007 impairment charge.

Other Income (Expense), Net

Other income (expense), net was $2.0 million of expense in 2008 compared to $0.6 million of expense in 2007.  In 2008, we incurred $1.8 million of interest expense and amortization of issuance costs and note discount applicable to the $15.0 million note payable issued on June 4, 2008 (as discussed in Note 6 to the consolidated financial statements), and $1.4 million of impairment charges on our equity investments, offset by $0.3 million in interest income and $0.9 million in foreign exchange gains.  In 2007, we incurred $1.2 million of impairment charges on our equity investments and $0.5 million in foreign exchange losses, offset by $1.2 million in interest income.  The decrease in interest income in 2008 compared to 2007 is attributable to a decrease in the average balance of our cash and cash equivalents in 2008 compared to 2007 as well as a decrease in the yield on cash and cash equivalents.  The foreign exchange gain in 2008 was primarily due to the strengthening of the U.S. dollar compared to the Canadian dollar in the fourth quarter of 2008.

Income Tax Benefit

The net income tax benefit of (0.3)% recorded in 2008 is primarily due to changes in deferred taxes resulting from the impairment of indefinite lived trade names, offset by income and capital gains taxes payable in India which we were not able to offset with either U.S. or Canadian losses.  Our effective tax rate for the period differed significantly from the statutory rate primarily due to a valuation allowance for deferred tax assets which we have concluded are not more-likely-than-not to be realized.  Our effective tax rate of (0.1)% in 2007 differed significantly from the statutory rate primarily due to the impairment of nondeductible goodwill and a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.

Index

Liquidity and Capital Resources

Our cash and cash equivalents were $19.6 million at December 31, 2009, an increase of $1.8 million, or 9.9%, from our balance of $17.8 million at December 31, 2008.  In addition, working capital was $18.2 million at December 31, 2009, an increase of $9.9 million from working capital of $8.3 million at December 31, 2008.

In November 2009, we received cash proceeds of $25.2 million, net of transaction costs and agency fees, upon closing of a registered direct offering in which we sold 9.1 million shares of our Common Stock.  Of the funds received, $18.1 million was used to repay the note payable to Merrick, including a prepayment penalty of $2.7 million and accrued interest of $0.4 million.  Merrick and its affiliates owned approximately 37.4% of our Common Stock as of December 31, 2009.

In 2009, we sold for cash proceeds of $0.5 million certain patents that had been identified as no longer necessary to support the business.

On July 20, 2009, we completed the acquisition of etrials.  Total consideration for the transaction was approximately $25.1 million of which approximately $9.1 million was cash.

Under the terms of the Merger Agreement with AMICAS, we will acquire all of the outstanding shares of common stock of AMICAS for consideration per share of $6.05 in cash, without interest, or approximately $248 million.  We plan to finance the acquisition with either the sale of high yield notes or a bridge financing.  In addition, we anticipate total costs of the acquisition and related debt and preferred stock issued to be incurred by both parties, including a break-up fee owed to a former potential acquirer of AMICAS, will approximate $32 million.

Operating Cash Flows

Cash used in operating activities was $1.0 million in 2009, compared to $13.6 million in 2008.  Our negative operating cash flow in 2009 was primarily due to the impact of non-cash charges of $13.3 million, being more than offset by a $1.8 million increase in accounts receivable, a $4.0 million decrease in accounts payable, a $7.8 million decrease in deferred revenue and a $0.8 million decrease in accrued wages.

Termination benefits and contract exit costs paid in 2009 associated with our restructuring initiatives totaled $1.9 million.  As of December 31, 2009, we had $0.9 million remaining payments associated with restructuring activities.

Investing Cash Flows

Cash used in investing activities was $2.8 million in 2009, which was due to cash consideration for acquisitions, net of cash acquired, of $2.8 million and purchases of capital equipment of $1.1 million, offset by a decrease in restricted cash of $0.2 million and proceeds of $0.9 million received from the sale of our equity investment in Eklin.

Financing Cash Flows

Cash provided by financing activities was $5.6 million in 2009 and was primarily due to proceeds, net of transaction costs and agency fees, of $25.2 million received from our registered direct offering, offset by the repayments of $19.6 million in debt, including the Note of $15.0 million and $4.6 million of other debt that we paid subsequent to completion of our acquisitions.

Contractual Obligations

Total outstanding commitments as of December 31, 2009 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$11,112	$2,228	$3,219	$1,992	$3,673
Capital leases (including interest)	227	173	54	-	-
Total	$11,339	$2,401	$3,273	$1,992	$3,673

Index

The above obligations include operating lease payments, net of sub-lease income of $0.2 million, $0.4 million, $0.1 million and zero in the respective periods indicated above related to facilities that we have either ceased to use or abandoned as of December 31, 2009.  Unrecognized tax benefits totaling $6.5 million as of December 31, 2009 are not included in the table because the timing of their resolution cannot be estimated.

Except for $0.6 million of restricted cash (primarily letters-of-credit related to three of our leased facilities) at December 31, 2009, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees or standby repurchase obligations.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, except that we will need to issue at least $240 million of debt and equity in order to finance our acquisition of AMICAS.  Any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our Common Stock.  Furthermore, because of the low trading price of our Common Stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2010 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.  For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in this Annual Report on Form 10-K.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts,  other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.

Revenue Recognition

Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, SaaS offerings, installation and engineering services, training, consulting, and software maintenance and support.  Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.  These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues.  In addition, revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period. Significant areas of judgment include:

•	The determination of deliverables specified in a multiple-element arrangement and treatment as separate units of accounting;

Index

•	Whether separate arrangements with the same customer executed within a short time frame of each other are a single arrangement;

•	The assessment of the probability of collection and the current credit worthiness of each customer since we generally do not request collateral from customers;

•	The determination of whether the fees are fixed and determinable;

•	Whether or not installation, engineering or consulting services are significant to the software licensed; and

•
The amount of total estimated labor hours, based on management’s best estimate, to complete a project we account for under the input method of percentage of completion accounting.  We review our contract estimates periodically to assess revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.

Typically, our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions.  As a result, contract interpretation is sometimes required to determine the appropriate accounting.  We analyze our multiple element arrangements to determine the vendor-specific objective evidence (VSOE) of fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized. As a result, if facts and circumstances change that affect our current judgments, our revenue could be materially different in the future.

Allowance for Doubtful Accounts and Sales Returns

Based upon past experience and judgment, we establish allowances for doubtful accounts related to our accounts receivable and customer credits with respect to our sales returns.  We determine collection risk and record allowances for bad debts based on the aging of accounts and past transaction history with customers.  In addition, our policy is to allow sales returns when we have preauthorized the return.  We have determined an allowance for estimated returns and credits based on our historical experience of returns and customer credits.  We monitor our collections, write-offs, returns and credit experience to assess whether adjustments to our allowance estimates are necessary.  Changes in trends in any of the factors that we believe impact the realizability of our receivables or modifications to our credit standards, collection, return and credit, authorization practices or other related policies may impact our estimates.

Other Long-Lived Assets

Other long-lived assets, including property and equipment and customer intangibles, are amortized over their expected lives, which are estimated by us.  For our customer intangibles, the method of amortization we use reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method is used.  We also make estimates of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of a long-lived asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.

Goodwill and Other Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of October 1st or December 31st of each year, depending on the reporting unit in which the assets reside.  In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining indefinite lived intangible assets to a revised amount.

Index

Investments

We hold certain securities in a publicly traded entity and private companies, which are classified as non-current assets.  In determining fair value for these investments, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value.  Unrealized gains and losses are based on changes in quoted market prices and reported within the accumulated other comprehensive income component of shareholders’ equity.

The investments in equity securities of private companies, over which we do not exert significant influence, are reported at cost or fair value, if an other-than-temporary loss has been determined.  In calculating the potential impairment losses, we evaluate the fair value of investments by comparing them to certain public company metrics such as revenue multiples, information obtained from independent valuations, and inquires and estimates made by us.  If assumptions or estimates used by us change, we may be required to write down the carrying value of the asset to a revised amount.  Any loss due to impairment in value is recorded when such loss occurs.

Share-based Compensation Expense

We calculate share-based compensation expense based on the estimated grant-date fair value using the Black-Scholes option pricing model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.  The fair value of stock-based awards is based on certain assumptions, including:

•	Expected volatility, which we base on the historical volatility of our stock and other factors; and

•	Estimated option life, which represents the period of time the options granted are expected to be outstanding and is based, in part, on historical data.

We also estimate employee terminations (option forfeiture rate), which is based, in part, on historical data, employee class and the type of award.  We evaluate the assumptions used to value stock options and restricted stock awards on a quarterly basis.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  Our provision for income taxes is determined using the asset and liability approach for accounting for income taxes.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.  Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change outside the measurement period will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions.  Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations.  The provision for income taxes includes the impact of changes in the liability for our uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Index

Guarantees

We recognize the fair value of guarantee and indemnification arrangements issued or modified by us, as applicable.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred.  If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.

Under our standard software license agreements, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions, and, accordingly, we have not recorded a liability relating to such provisions.  We also represent and warrant to licensees that our software products will operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

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

Loss Contingencies

We have accrued for costs as of December 31, 2009 and may, in the future, accrue for costs associated with certain contingencies when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance requiring an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values at the acquisition date, with limited exceptions.  This guidance is set forth in ASC Topic No. 805, Business Combinations. All business combinations will be accounted for prospectively by applying the acquisition method, including combinations among mutual entities and combinations by contract alone. In April 2009, the FASB amended and clarified the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination. Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period. If fair value cannot be determined, the existing guidance for contingencies and other authoritative literature should be followed. This new guidance is effective for periods beginning on or after December 15, 2008, and applies to business combinations occurring after the effective date.  We adopted this ASC effective January 1, 2009.  We have applied the provisions to all of our business combinations in 2009 and will apply the provisions prospectively for any future business combinations.

 In May 2009, the FASB issued guidance regarding general standards of accounting for and disclosure of an event that occurs after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is set forth in ASC Topic No. 855, Subsequent Events (ASC No. 855).  ASC No. 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events, other than those addressed in these Notes, which would require further disclosure.

Index

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The ASC is effective for interim and annual periods ending after September 15, 2009.  We adopted the ASC when referring to GAAP as of September 30, 2009.  The adoption did not have an impact on our consolidated results.

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13). ASU No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  This Update provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. We are currently evaluating the potential impact of Update No. 2009-13 on our consolidated financial statements.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality.  This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13.  We are currently evaluating the potential impact of Update No. 2009-14 on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2009, our cash and cash equivalents included money market funds and short-term deposits, including certain cash that is restricted, totaling approximately $19.6 million, and earned interest at a weighted average rate of 0.3% in 2009.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our pre-tax results of operations would vary by approximately $0.2 million for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Index

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2009 and 2008, and the results of its operations, cash flows, and comprehensive income (loss) for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance of Accounting Standards Codification Topic 805, Business Combinations effective January 1, 2009.

We have also audited the presentation of net sales in the direct and indirect segments for the year ended December 31, 2007 as disclosed in Note 16. In our opinion, such disclosures are appropriate and Accounting Standards Codification Topic 280 on segment disclosures has been properly applied. We were not engaged to audit, review or apply any procedures to the 2007 financial statements other than with respect to the presentation of net sales in the direct and indirect segments and accordingly, we do not express an opinion or any other form of assurance on the 2007 financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Milwaukee, Wisconsin
March 12, 2010

Index

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

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $559 and $621 at December 31, 2009 and 2008, respectively	$19,621	$17,848
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,287 and $1,378 at December 31, 2009 and 2008, respectively	17,219	12,779
Inventory	280	550
Prepaid expenses	1,896	1,509
Deferred income taxes	142	217
Other current assets	3,590	721
Total current assets	42,748	33,624
Property and equipment:
Computer equipment	8,542	6,317
Office equipment	2,347	1,989
Leasehold improvements	1,715	1,272
	12,604	9,578
Less accumulated depreciation	8,727	7,604
Net property and equipment	3,877	1,974
Purchased and developed software, net of accumulated amortization of $15,488 and $12,584 at December 31, 2009 and 2008, respectively	12,621	5,653
Customer relationships and trade names, net of accumulated amortization of $2,411 and $1,259 at December 31, 2009 and 2008, respectively	6,715	2,291
Goodwill	28,749	-
Deferred income taxes	4,689	4,585
Investments	523	5,690
Other assets	327	920
Total assets	$100,249	$54,737
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,444	$4,036
Accrued wages	1,950	1,590
Restructuring accrual	879	1,173
Current portion of capital lease obligations	130	-
Other accrued liabilities	1,535	2,421
Deferred revenue	15,579	16,150
Total current liabilities	24,517	25,370
Obligations under capital leases, excluding current portion	75	-
Note payable	-	14,230
Deferred income taxes	68	39
Deferred revenue	1,193	644
Income taxes payable	5,461	5,418
Other	798	195
Total liabilities	32,112	45,896
Shareholders' equity:
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2009 and 2008	-	-
Series 3 Special Voting Preferred Stock, no par value: one share authorized; zero shares and one share issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 74,791,753 shares and 55,506,702 shares issued and outstanding at December 31, 2009 and 2008, respectively	748	555
Common stock subscribed; 9,978 shares and 30,271 shares at December 31, 2009 and 2008, respectively	32	37
Additional paid-in capital	524,114	465,083
Accumulated deficit	(458,356)	(458,641)
Accumulated other comprehensive income	1,599	1,807
Total shareholders' equity	68,137	8,841
Total liabilities and shareholders' equity	$100,249	$54,737

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2009	2008	2007
Net sales:
Software and other	$33,037	$27,561	$29,590
Services and maintenance	33,804	29,174	29,982
Total net sales	66,841	56,735	59,572
Cost of sales:
Software and other	3,730	5,121	6,722
Services and maintenance	12,324	11,672	14,089
Depreciation, amortization and impairment	3,323	3,279	8,537
Total cost of sales	19,377	20,072	29,348
Gross margin	47,464	36,663	30,224
Operating costs and expenses:
Sales and marketing	9,203	9,313	18,565
Product research and development	10,689	13,240	21,065
General and administrative	13,005	20,461	29,492
Acquisition-related expenses	1,225	-	-
Goodwill and trade name impairment, restructuring and other expenses	1,613	11,816	124,131
Depreciation, amortization and impairment	2,766	3,530	8,209
Total operating costs and expenses	38,501	58,360	201,462
Operating income (loss)	8,963	(21,697)	(171,238)
Other income (expense):
Interest expense	(2,716)	(1,750)	(89)
Interest income	50	268	1,233
Other, net	(6,147)	(564)	(1,714)
Total other income (expense)	(8,813)	(2,046)	(570)
Income (loss) before income taxes	150	(23,743)	(171,808)
Income tax expense (benefit)	(135)	(60)	(240)
Net income (loss)	$285	$(23,683)	$(171,568)
Net income (loss) per share - basic	$0.00	$(0.51)	$(5.06)
Weighted average number of common shares outstanding - basic	60,910,268	46,717,546	33,913,379

Net income (loss) per share - diluted	$0.00	$(0.51)	$(5.06)
Weighted average number of common shares outstanding - diluted	62,737,821	46,717,546	33,913,379

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2008 and 2009
(in thousands, except for share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity

Balance at December 31, 2006	1	$-	5,242	$33	29,291,030	$293	$451,130	$(263,390)	$1,859	$189,925
Exchange of exchangeable share rights into Common Stock	-	-	-	-	2,879,672	29	(29)	-	-	-
Stock issued under ESPP	-	-	(5,242)	(33)	21,494	-	121	-	-	88
Exercise of stock options	-	-	-	-	45,504	-	126	-	-	126
Share-based compensation expense	-	-	-	-	-	-	5,023	-	-	5,023
Net loss	-	-	-	-	-	-	-	(171,568)	-	(171,568)
Other comprehensive income	-	-	-	-	-	-	-	-	811	811
Balance at December 31, 2007	1	$-	-	$-	32,237,700	$322	$456,371	$(434,958)	$2,670	$24,405
Exchange of exchangeable share rights into Common Stock	-	-	-	-	883,180	9	(9)	-	-	-
Issuance of Common Stock	-	-	-	-	21,085,715	211	4,614	-	-	4,825
Stock issued under ESPP	-	-	30,271	37	61,822	1	62	-	-	100
Vesting of restricted stock	-	-	-	-	1,238,285	12	(12)	-	-	-
Share-based compensation expense	-	-	-	-	-	-	4,161	-	-	4,161
Cash dividend	-	-	-	-	-	-	(57)	-	-	(57)
Treasury stock repurchase and retirement	-	-	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	-	(23,683)	-	(23,683)
Other comprehensive loss	-	-	-	-	-	-	-	-	(863)	(863)
Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$(458,641)	$1,807	$8,841
Exchange of exchangeable share rights into Common Stock	-	-	-	-	719,412	7	(7)	-	-	-
Retirement of preferred share	(1)	-	-	-	-	-	-	-	-	-
Stock issued for acquisitions	-	-	-	-	9,364,849	93	32,155	-	-	32,248
Stock issued under registered direct offering offering, net of issuance costs	-	-	-	-	9,084,032	91	25,084	-	-	25,175
Stock issued under ESPP	-	-	(20,293)	(5)	63,425	1	114	-	-	110
Vesting of restricted stock	-	-	-	-	53,333	1	(1)	-	-	-
Share-based compensation expense	-	-	-	-	-	-	1,686	-	-	1,686
Net income	-	-	-	-	-	-	-	285	-	285
Other comprehensive loss	-	-	-	-	-	-	-	-	(208)	(208)
Balance at December 31, 2009	-	$-	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$285	$(23,683)	$(171,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	6,089	6,809	16,746
Share-based compensation	1,686	4,161	5,009
Loss on disposal of subsidiaries	-	1,470	-
Amortization of note payable issuance costs & discount	1,533	604	-
Goodwill and trade name impairment	-	1,060	123,171
Other-than-temporary impairment on equity investments	-	1,435	1,166
Realized loss on investment	3,624	-	-
Provision for doubtful accounts receivable and sales returns, net of recoveries	416	316	1,100
Deferred income taxes	-	(175)	(202)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(1,768)	(1,472)	3,517
Inventory	494	1,204	410
Prepaid expenses	441	(54)	(310)
Accounts payable	(3,986)	(3,464)	(1,170)
Accrued wages	(780)	(1,032)	(1,544)
Restructuring accrual	(294)	1,042	(1,866)
Other accrued liabilities	(646)	290	(750)
Deferred revenue	(7,830)	(1,895)	(3,087)
Other	(234)	(192)	787
Net cash used in operating activities	(970)	(13,576)	(28,591)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2,752)	-	-
Purchases of property, equipment, and leasehold improvements	(1,121)	(539)	(2,665)
Cash received on sale of subsidiary	-	499	-
Change in restricted cash	188	(258)	(200)
Proceeds from sale of equity investment	886	-	-
Capitalized software development	-	-	(817)
Net cash used in investing activities	(2,799)	(298)	(3,682)

Cash flows from financing activities:
Proceeds from issuance of note, net of non-cash discount of $510	-	14,490	-
Proceeds from issuance of Common Stock	25,175	5,479	-
Note and stock issuance costs paid	-	(2,386)	-
Proceeds from exercise of stock options and employee stock purchase plan	110	100	214
Principal payments on notes	(19,570)	-	-
Principal payments in capital leases	(111)	-	-
Repurchase of Common Stock	-	(47)	-
Dividends paid	-	(57)	-
Net cash provided by financing activities	5,604	17,579	214

Effect of exchange rates on cash and cash equivalents	-	(115)	(86)

Net increase (decrease) in cash and cash equivalents	1,835	3,590	(32,145)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	17,227	13,637	45,782
Cash and cash equivalents (net of restricted cash), end of period (2)	$19,062	$17,227	$13,637

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,858	$975	$-
Cash paid for income taxes, net of refunds	$87	$17	$(247)

Non-Cash Investing and Financing Activities
Value of Common Stock issued for acquisitions	$32,248	$-	$-

(1)	Net of restricted cash of $621, $363, and $163 at December 31, 2008, 2007 and 2006, respectively.

(2)	Net of restricted cash of $559, $621, and $363 at December 31, 2009, 2008 and 2007, respectively.

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Net income (loss)	$285	$(23,683)	$(171,568)
Translation adjustment	-	221	(152)
Unrealized gain (loss) on marketable securities, net of income taxes	(208)	(1,084)	961
Comprehensive income (loss)	$77	$(24,546)	$(170,759)

See accompanying notes to consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

(1)           Basis of Presentation and Significant Accounting Policies

Nature of Operations

Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries (which we sometimes refer to collectively as Merge, we, us, or our) develop solutions that automate healthcare data and diagnostic workflow to enable a better electronic record of the patient experience, and to enhance product development for health IT, device and pharmaceutical companies and deliver related services.

Principles of Consolidation

The consolidated financial statements include the financial statements of our wholly owned subsidiaries, and include the results of etrials Worldwide, Inc. (etrials) since July 20, 2009, and the results of Confirma, Inc. (Confirma) since September 1, 2009.  All intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with United States of America (U.S.) generally accepted accounting principles (GAAP).  These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable and sales returns, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, restructuring reserves, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  Actual results could differ from those estimates.

Segment Reporting

Our Chief Executive Officer has been identified as the chief operating decision maker, and relies on the information derived from our financial reporting process to assess the performance and allocate resources within Merge Healthcare.  On June 30, 2009, we completed enhancements to our financial reporting process to allow us to obtain discrete operating results for our business units.  This business unit information was used by our Chief Executive Officer in the third quarter of 2009 to assess performance and allocate resources within Merge.  As a result, effective in the third quarter of 2009, we have reportable segments, which we have designated as Direct and Indirect.  These reportable segments are based on business unit operations that have similar economic characteristics.

The Direct segment primarily sells directly to the end-users located primarily in the U.S. and Canada, and also distributes certain products through the Internet via our website.  This segment consists of the Merge Fusion U.S. and Merge eClinical business units.  The Indirect segment primarily sells software products and related services to Original Equipment Manufacturers, Value Added Resellers (VARs) and distributors world-wide.  This segment consists of the Merge OEM and Merge CAD business units in addition to the Europe, Middle East and Africa operations of the Merge Fusion business unit (Merge Fusion EMEA).

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Functional Currency

The functional currency of all our foreign subsidiaries is the United States of America dollar (U.S. Dollar).  Foreign currency denominated revenues and expenses are translated at weighted average exchange rates throughout the year.  Foreign currency denominated monetary assets and liabilities are translated at rates prevailing at the balance sheet dates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss).  Foreign exchange gains and losses on transactions during the year are reflected in the consolidated statements of operations, as a component of other income (expense), net.

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, note payable, and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the non-marketable equity securities.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.

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

We also consider additional information in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, or circumstances indicate a transaction is not suitable for fair value measurement.  We disclose the required information about fair value of financial instruments in our interim financial statements as well as in our annual financial statements.  See Note 5 for further discussion of the fair value of our financial instruments.

Derivative Financial Instruments

As part of the 2008 financing transaction with Merrick RIS, LLC (Merrick) discussed in Note 6, the note payable to Merrick, which was repaid in full in 2009, included change of control and default provisions.  These provisions were considered put options which were required to be bifurcated from the debt instrument and accounted for separately as derivative instruments.  The fair value of these options is recorded in long-term liabilities as of December 31, 2008.  As of December 31, 2009, we had no derivative financial instruments outstanding.

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash) and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  As of December 31, 2009, restricted cash consists primarily of a letters-of-credit relating to three of our leased facilities.

Inventory

Inventory, consisting principally of raw materials and finished goods (primarily purchased third-party hardware), is stated at the lower of cost or market.  Cost is determined using the first-in, first-out method.

Index

Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2009 and 2008:

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	December 31,
	2009	2008
Unbilled A/R	$2,054	$270
Taxes receivable	331	322
Other non-trade receivables	1,205	129
	$3,590	$721

As of December 31, 2009, the other non-trade receivables balance includes $694 of tenant improvement allowance provided by the landlord of our Mississauga, Ontario location, for which we expect to receive payment in the first quarter of 2010.

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

Long-Lived Assets

Long-lived assets, including property and equipment and customer intangibles, are amortized over their expected lives, which are estimated by us.  For our customer intangibles, the method of amortization we use reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  If that pattern cannot be reliably determined, a straight-line amortization method is used.  We also make estimates of the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of a long-lived asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2009 are recoverable in future periods.

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

Investments

At December 31, 2009, we held certain securities in a publicly traded entity and private companies which are classified as non-current assets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  See Note 5 for further discussion of the fair values of our investments.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Goodwill and Other Intangible Assets

We review goodwill and indefinite lived intangible assets for impairment annually or more frequently if impairment indicators arise.  Our policy provides that goodwill and indefinite lived intangible assets will be reviewed for impairment as of October 1st or December 31st of each year, depending on the reporting unit in which the assets reside.  In calculating potential impairment losses, we evaluate the fair value of goodwill and intangible assets using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining indefinite lived intangible assets to a revised amount.  See Note 4 for a discussion of the impairment of goodwill, trade names and other intangible assets during the years ended December 31, 2009, 2008 and 2007.

Warranties

We generally provide up to twelve months of warranty on our hardware sales.  We have provided for expected hardware warranty costs based on our historical experience.  Accrued warranty was $5 and $125 at December 31, 2009 and 2008, respectively.

Guarantees

We recognize the fair value of guarantee and indemnification arrangements issued or modified by us, as applicable.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred.  If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.

Under our standard software license agreements, we agree to indemnify, defend and hold harmless our licensees from and against certain losses, damages and costs arising from claims alleging the licensees’ use of our software infringes the intellectual property rights of a third party.  Historically, we have not been required to pay material amounts in connection with claims asserted under these provisions, and, accordingly, we have not recorded a liability relating to such provisions.  We also represent and warrant to licensees that our software products will operate substantially in accordance with published specifications, and that the services we perform will be undertaken by qualified personnel in a professional manner conforming to generally accepted industry standards and practices.  Historically, only minimal costs have been incurred relating to the satisfaction of product warranty claims.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  Our provision for income taxes is determined using the asset and liability approach for accounting for income taxes.  A current liability is recognized for the estimated taxes payable for the current year.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.  Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change outside the measurement period will be credited or charged to income tax expense.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the appropriate amount of tax benefits to be recognized with respect to uncertain tax positions.  Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations.  The provision for income taxes includes the impact of changes in the liability for our uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income, and are further detailed in Note 5 for the years ended December 31, 2009 and 2008.

Revenue Recognition

Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, hosted clinical trial software-as-a-service (SaaS) offerings, installation and engineering services, training, consulting, and software maintenance and support.  Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.  These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues.  Typically, our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions.  As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, the relative fair value that should be allocated to each of the elements and when to recognize revenue for each element.

We recognize revenue on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, based on the vendor-specific objective evidence (VSOE) of fair values of those elements.  For the majority of our business, we determine the fair value of the maintenance and support portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract.  The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately.  For sales transactions where the software is incidental or the only contract deliverable is engineering or other services, as well as hardware transactions where no software is involved, we recognize revenue based on either VSOE of fair value or other third-party evidence (TPE) of fair value of those elements.

Revenue from multiple-element arrangements is recognized using the residual method.  Under the residual method, revenue is recognized in a multiple element arrangement when fair value exists for all of the undelivered elements in the arrangement, even if fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.  If evidence of fair value cannot be established for the maintenance and support element of a sale, and it represents the only undelivered element, all contract elements are deferred and recognized ratably over the related maintenance and support period.

Provided that evidence of an arrangement exists, fees are fixed or determinable, collection of the related receivable is probable, fair value for the undelivered elements exist and there are no other contract considerations resulting in the deferral of revenue, we typically recognize revenue in the following manner:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

•
Software licenses and hardware are recognized upon delivery, while installation, engineering services, training, and consulting services are recognized as performed and maintenance and support is recognized ratably over the period in which the services are performed.  This is the primary method used for sales from our Indirect segment as software products are typically fully functional upon delivery and do not require significant modification or alteration.  Any subsequent software royalties associated with such contracts are generally recognized as reported by the customer.  Revenue is also recognized in this manner for certain Direct segment sales and the majority of sales of additional modules to existing customers.

•	Software licenses sold through annual contracts that include software maintenance and support are deferred and recognized ratably over the one-year period.

•
Revenues derived from SaaS offerings are generally recognized using the proportional performance method as we provide software application-hosting and related services to customers under fixed-price contracts.  Such contracts are entered into by certain Direct segment customers with clinical trial products comprising the vast majority.  These contracts consist of master agreements containing general terms and conditions and separately negotiated addendums (called task orders) which include services, software subscription and usage fees, and hosting fees.  Customers generally have the ability to terminate contracts upon 30 days notice.  However, these contracts typically require payment of fees earned from all services provided through the termination date.  In the event that a customer cancels a task order, all deferred revenue is recognized and certain termination related fees may be charged.

•
If services are considered essential to the functionality of the software, revenue is recognized based on service hours expended through project completion and maintenance and support is recognized thereafter ratably over the applicable period.

If services are considered essential, we recognize revenue using either the proportional performance guidelines or percentage of completion accounting, as appropriate.  Revenue is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess the possible need for revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is possible that the estimates will change and could result in a material change of revenue recognized in the applicable period.  We record a loss for a contract at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues.  As of December 31, 2009, we have not experienced any material losses on uncompleted contracts.

We assess collectability based on a number of factors, including past transaction history with the customer and the credit worthiness of the customer.  We must exercise our judgment when we assess the probability of collection and the current credit worthiness of each customer.  If the financial condition of our customers were to deteriorate, it could affect the timing and the amount of revenue we recognize on a contract.  In addition, in certain transactions prior to 2007, we negotiated with customers a provision that included our receipt of ownership in the customer’s common stock as part of the sale.  We generally do not request collateral from customers.  We have provided for an allowance for estimated returns and credits based on our historical experience of returns and customer credits.

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2009 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2011.   Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the respective period.  The majority of such asset is comprised of clinical trial SaaS offering contracts where certain amounts are billable upon the achievement of milestones or in accordance with predetermined payment schedules.  As of December 31, 2009 and 2008, there was $2,054 and $270 recorded within other current assets.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  We account for sales taxes on a net basis.

Share-Based Compensation

We calculate share-based compensation expense based on the estimated grant-date fair value using the Black-Scholes option pricing model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.  We evaluate the assumptions used to value stock options and restricted stock awards on a quarterly basis.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance, as set forth in ASC Topic No. 805, Business Combinations, requiring an acquirer in a business combination to allocate the purchase price of an acquired business, on a preliminary basis, to the identified assets and liabilities acquired based on their estimated fair values at the dates of acquisition, with any residual amounts allocated to goodwill.  Goodwill is allocated to our reporting units based on the reporting units that will benefit from the acquired assets and liabilities.  Purchase price allocations are considered preliminary until we have obtained all required information to complete the allocation.  Although the time required to obtain the necessary information will vary with circumstances specific to an individual acquisition, the “allocation period” for finalizing purchase price allocations would not exceed one year from the date of consummation of an acquisition.  Adjustments to the allocation of purchase price may decrease those amounts allocated to goodwill and, as such, may increase those amounts allocated to other tangible or intangible assets, which may result in higher depreciation, depletion or amortization expense in future periods.  Revisions to preliminary purchase price allocations, if any, are reflected retrospectively.  Assets acquired in a business combination that will be sold are valued at fair value less cost to sell.  Results of operating these assets are recognized currently in the period in which those operations occur.  In April 2009, the FASB amended and clarified the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination.  Assets and liabilities arising from contingencies in a business combination are to be recognized at their fair value on the acquisition date if fair value can be determined during the measurement period.  If fair value cannot be determined, the existing guidance for contingencies and other authoritative literature should be followed.  This new guidance is effective for periods beginning on or after December 15, 2008, and applies to business combinations occurring after the effective date.  We adopted this ASC effective January 1, 2009.  We have applied the provisions to all of our business combinations in 2009 and will apply the provisions prospectively for any future business combinations.

 In May 2009, the FASB issued guidance regarding general standards of accounting for and disclosure of an event that occurs after the balance sheet date but before financial statements are issued or are available to be issued.  This guidance is set forth in ASC Topic No. 855, Subsequent Events (ASC No. 855).  ASC No. 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occur after the balance sheet date.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events, other than those addressed in these Notes, which would require further disclosure.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Update No. 2009-01, which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP).  The ASC is effective for interim and annual periods ending after September 15, 2009.  We adopted the ASC when referring to GAAP as of September 30, 2009.  The adoption did not have an impact on our consolidated results.

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13).  Update No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted.  We are currently evaluating the potential impact of Update No. 2009-13 on our consolidated financial statements.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13. We are currently evaluating the potential impact of Update No. 2009-14 on our consolidated financial statements.

(2)   Acquisitions

etrials Worldwide, Inc.

On July 20, 2009, we completed the acquisition of etrials, a provider of clinical trials software and services to pharmaceutical, biotechnology, medical device, and contract research organizations.  The transaction was announced on June 1, 2009, upon the execution of a definitive agreement, and closed on July 20, 2009.  Under the terms of the Merger Agreement, we acquired all of the outstanding shares of common stock of etrials for consideration per share of $0.80 in cash, without interest, and 0.3448 shares of our Common Stock.  Upon completion of the acquisition, we renamed this entity Merge eClinical.  Our consolidated statements of operations include etrials sales of $5,799 and net income of $149 for the period July 20, 2009 through December 31, 2009.

Reasons for the Transaction

Our acquisition of etrials will allow us to create an organization capable of providing clinical trial sponsors and contract research organizations (CROs) comprehensive and configurable solutions that integrate critical imaging technologies with electronic eclinical capabilities to address the needs of all the stakeholders in clinical trials utilizing imaging.

Acquisition Accounting

The transaction consideration was valued at approximately $25,077, including the exchange of 3,942,732 shares at a market price of $4.04 per share, and $9,149 in cash.  The fair value of stock issued was based upon the NASDAQ closing price of our Common Stock on July 20, 2009.  The acquisition was accounted for using the acquisition method of accounting.  We were considered the accounting acquirer, requiring the purchase consideration to be allocated to etrials’ net tangible and intangible assets based on their respective fair values as of the closing date, with the residual reflected as goodwill.  The allocation of the purchase consideration is based upon estimates made by us with the assistance of independent valuation specialists.  The purchase price allocation, based on etrials’ assets and liabilities as of July 20, 2009, was as follows:

Index

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

The amounts allocated to purchased and developed software, customer relationships, trade names and in-process research and development (IPR&D) are estimated by us based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

Years
Proprietary technology	7.0
Customer relationships	10.0
Trade names	6.0
IPR&D	5.0
Goodwill	Indefinite

The asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  Amortization on the value assigned to IPR&D commenced upon completion of the associated research and development efforts.

The value assigned to acquired IPR&D is determined by identifying the acquired specific IPR&D projects that will be continued, and for which (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability.  The nature of the efforts to develop the in-process technology into the commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the technology can be produced to meet its design specification, including function, features and technical performance requirements.  At the date of the business combination, etrials had an in-process project meeting the above criteria involving an electronic data capture (EDC) platform.  Upon the projects reaching general availability in 2009, we commenced amortization of the associated value assigned to IPR&D, using a useful life of five years.  Total amortization expense was $13 in the year ended December 31, 2009.

The amount assigned to goodwill is not being amortized, but is tested for impairment annually or under certain circumstances that may indicate a potential impairment.  The $12,030 assigned to goodwill is not deductible for federal income tax purposes.

Upon completion of the etrials acquisition, we assumed $1,770 in debt, which was repaid in full in the third quarter of 2009.

Confirma, Inc.

On September 1, 2009, we completed the acquisition of Confirma, a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies.  The transaction was announced on August 7, 2009, upon the execution of a definitive agreement, and closed on September 1, 2009.  Under the terms of the Merger Agreement, we acquired all outstanding shares of Confirma in exchange for 5,422,104 shares of our Common Stock.  Upon completion of the acquisition, we renamed this entity Merge CAD.  Our consolidated statements of operations include Confirma sales of $2,398 and net loss of $1,840 for the period September 1, 2009 through December 31, 2009.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Reasons for the Transaction

Our acquisition of Confirma creates an organization providing advanced applications for visualization and analysis of MRI studies that has the capability to widen the global adoption of this type of technology through our international distribution network.

Acquisition Accounting

The transaction consideration was valued at approximately $16,225, including the exchange of 5,422,104 shares at a market price of $3.01 per share, of which 46,628 shares were placed in escrow.  The transaction consideration excludes $96 for claims against the escrow.  The fair value of stock issued was based upon the NASDAQ closing price of our Common Stock on September 1, 2009.  The acquisition was accounted for using the acquisition method of accounting.  We were considered the accounting acquirer, requiring the purchase consideration to be allocated to Confirma’s net tangible and intangible assets based on their respective fair values as of the closing date, with the residual reflected as goodwill.  The allocation of the purchase consideration is based upon estimates made by us with the assistance of independent valuation specialists.  The purchase price allocation, based on Confirma’s assets and liabilities as of September 1, 2009, was as follows:

Estimated Fair Value
Cash	$2,696
Other tangible assets	3,451
Liabilities assumed	(9,867)
Purchased and developed software	4,300
Customer relationships	2,100
Trade names	300
Goodwill	13,245
Total consideration	$16,225

The amounts allocated to purchased and developed software, customer relationships and trade names are estimated by us based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  Acquired intangible assets are being amortized over the useful lives as set forth in the following table:

Years
Proprietary Technology	5.3
Customer Relationships	9.5
Trade names	10.0
Goodwill	Indefinite

The asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but is tested for impairment annually or under certain circumstances that may indicate a potential impairment.  The $13,245 assigned to goodwill is not deductible for federal income tax purposes.

Upon completion of the Confirma acquisition, we assumed $2,800 in debt, which was repaid in full in the third quarter of 2009.

Pro forma Results

The following unaudited pro forma condensed combined results of operations for the years ended December 31, 2009 and 2008, respectively, are based on the historical financial statements of Merge, etrials and Confirma giving effect to the business combination as if it had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude pre-acquisition intangible amortization, share-based compensation and warrant expense of etrials and Confirma, while including amortization of intangible assets purchased in the respective acquisitions during the entire applicable periods.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Therefore, this pro forma data has been adjusted to exclude pre-acquisition intangible amortization, share-based compensation and warrant expense of etrials and Confirma, while including amortization of intangible assets purchased in the respective acquisitions during the entire applicable periods.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

	Years Ended
	2009	2008
Revenue	$83,951	$91,121
Net loss	(5,256)	(44,602)
Loss per share:
Basic	$(0.08)	$(0.80)
Diluted	$(0.08)	$(0.80)

We completed 2 insignificant acquisitions in 2009, with total transaction consideration of $2,593.  As a result of these acquisitions, we recorded purchased and developed software, customer relationships, and goodwill of $1,020, $340 and $3,475, respectively.  The operating results of these acquisitions are included in our consolidated financial statements from the respective dates of the acquisitions.  The pro forma results displayed above have not been adjusted for these acquisitions, as they were determined to be immaterial both individually and in aggregate.

(3)   Accounts Receivable

Substantially all receivables are derived from sales and related services, support and maintenance of our products to health IT, device and pharmaceutical companies located throughout the U.S. and in certain foreign countries as indicated in Note 16.

Our accounts receivable balance is reported net of an allowance for doubtful accounts and an allowance for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2009 and 2008, the allowances for estimated uncollectible accounts and sales returns were $1,287 and $1,378, respectively.

The following table shows the changes in our allowance for doubtful accounts and sales returns.

Description	Balance at beginning of period	Additions charged to revenue and expenses	Deductions	Balance at end of period
For year ended December 31, 2009:
Allowance for doubtful accounts and sales returns	$1,378	$416	$(507)	$1,287
For year ended December 31, 2008:
Allowance for doubtful accounts and sales returns	$2,209	$316	$(1,147)	$1,378
For year ended December 31, 2007:
Allowance for doubtful accounts and sales returns	$2,553	$1,100	$(1,444)	$2,209

(4)   Goodwill, Trade Names and Intangible Assets

Goodwill is our primary intangible asset and is not subject to amortization.  The changes in carrying amount of goodwill by segment for the year ended December 31, 2009, are as follows:

	Indirect	Direct	Total
Balance at January 1, 2009	$-	$-	$-
Goodwill due to etrials acquisition	-	12,030	12,030
Goodwill due to Confirma acquisition	13,245	-	13,245
Goodwill due to insignificant acquisitions	-	3,474	3,474
Balance at December 31, 2009	$13,245	$15,504	$28,749

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In 2009, we did not record any impairment of our goodwill since the fair value of our reporting units substantially exceeds the carrying value.

On June 4, 2008, we announced that we were renaming our business units.  As a result of this action, the Cedara trade name was impaired.  We recorded a charge of $1,060 during the second quarter of 2008 in trade name impairment, restructuring and other expense within our consolidated statement of operations.

During the year ended December 31, 2007, several material events occurred that resulted in an environment of uncertainty surrounding Merge, and diverted the attention of certain board members and management from our business operations for periods of time.  This uncertainty lead us to question whether we might not be able to recover the intangible assets’ carrying amounts or that the fair value of our single reporting unit did not support the carrying value of goodwill.

We evaluated whether or not the circumstances indicated that the carrying amounts of our property and equipment and customer relationships were recoverable, based primarily on whether future undiscounted cash flows were sufficient to support the asset’s recovery.  As a result of certain analyses and impairment tests performed in accordance with ASC Topic 350, Intangibles – Goodwill and Other, the Audit Committee of our Board of Directors determined that there was an impairment to certain intangible assets.  We completed these assessments of fair value utilizing the assistance of independent valuation specialists.  Based on our assessments, our goodwill was fully impaired as of December 31, 2007.  The following table details all impairment charges recorded during the year ended December 31, 2007:

	Statement of Operations Classification
Asset Impaired	Cost of Sales	Operating Costs and Expenses	Total
	Year ended December 31, 2007
Purchased software	$1,091	$-	$1,091
Capitalized software	3,470	-	3,470
Patents	133	-	133
Customer relationships	-	4,252	4,252
Trade names	-	800	800
Goodwill	-	122,371	122,371
Total	$4,694	$127,423	$132,117

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of December 31, 2009 and 2008 as follows:

	Weighted-
	Average	December 31, 2009		December 31, 2008
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology	4.4	$20,694	$(9,350)	$11,424	$(6,888)
Customer relationships	7.4	8,556	(2,382)	3,550	(1,259)
Trade names	7.8	570	(29)	-	-
Total		$29,820	$(11,761)	$14,974	$(8,147)

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the purchased software, customer relationships and trade names.

Amortization expense for purchased software, which is being expensed within cost of sales on a ratable basis over the life of the related intangible asset, was $2,462, $2,517 and $3,938 in the years ended December 31, 2009, 2008 and 2007, respectively.  Included within the expense are purchased software impairment charges of $398 and $1,091 during the years ended December 31, 2008 and 2007, respectively, as a result of our net realizable value analysis associated with certain product lines.  Customer relationships and trade names amortization expense, which is being expensed in the depreciation, amortization and impairment classification of operating costs and expenses over the life of the related intangible asset, was $1,226, $1,000 and $6,220 in the years ended December 31, 2009, 2008 and 2007, respectively.  The expense in 2007 includes an impairment charge of $4,252.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In the year ended December 31, 2009, we increased the gross carrying amount of purchased software, customer relationships and trade names by $10,030, $5,080 and $570, respectively, related to significant acquisitions and insignificant asset purchases completed in 2009.

The estimated future amortization expense of purchased software, customer relationships and trade names as of December 31, 2009 is as follows:

For the year ended December 31:	2010	5,091
2011		3,403
2012		2,203
2013		2,180
2014		2,066
Thereafter		3,116

As of December 31, 2009, we had gross capitalized software development costs of $7,415 and accumulated amortization of $6,138.  As of December 31, 2008, we had gross capitalized software development costs of $6,813 and accumulated amortization of $5,696.  The weighted average remaining amortization period of capitalized software development costs was 3.3 years as of December 31, 2009.  In the year ended December 31, 2009, we recorded $760 of capitalized software development costs (which had been valued as part of the etrials acquisition as IPR&D) upon the projects reaching general availability in 2009.  In the years ended December 31, 2008 and 2007, we capitalized software development costs of zero and $817, respectively.  Amortization expense, including impairments, related to capitalized software development costs of $600, $762 and $4,599 was recorded in amortization and related impairment cost of sales during the years ended December 31, 2009, 2008 and 2007, respectively.  We recorded an impairment of $3,470 in the year ended December 31, 2007, as a result of our net realizable value analysis associated with certain projects (some of which were still in development at the time of impairment) or as we no longer anticipated future sales of certain products.

In the year ended December 31, 2009, we received cash proceeds of $510 from the sale of patents which we determined were not necessary to support our business.

(5)   Fair Value Measurement

Non-Current Investments

The following tables set forth our non-current investments that are carried at fair value:

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Investment in publicly traded equity securities	$110	$-	$-	$110
Investments in equity securities of private companies	-	-	413	413
Total	$110	$-	$413	$523

	Level 1	Level 2	Level 3	Balance at December 31, 2008
Investment in publicly traded equity securities	$318	$-	$-	$318
Investments in equity securities of private companies	-	-	5,372	5,372
Total	$318	$-	$5,372	$5,690

Due to the acquisition of Eklin Medical Systems, Inc. (Eklin) by VCA Antech, Inc. in July 2009, we sold our equity investment in Eklin for proceeds of $1,335.  We received cash of $886 in the third quarter of 2009, with the remaining balance of $449 being held in an escrow account for up to two years to satisfy any remaining obligations which may arise from the transaction.  We have recorded a charge of $3,624 in the year ended December 31, 2009 related to the realized loss on the sale of our investment in Eklin.  As a result of the evaluation of our Level 3 investments in the year ended December 31, 2008, we determined there was a significant change in the fair value and recorded an impairment charge of $1,435.  Both the realized loss and the impairment charge are included in the other, net line of our condensed consolidated statements of operations.  The following table sets forth the change in the fair value of our Level 3 non-current investments for the periods indicated:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Year Ended December 31,
	2009	2008
Balance at January 1	$5,372	$6,807
Sale of investment	(1,335)	-
Impairment charge	-	(1,435)
Realized loss	(3,624)	-
Balance at December 31	$413	$5,372

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	December 31,
	2009	2008
Cumulative translation adjustment	$1,936	$1,936
Net unrealized loss on available-for-sale security	(337)	(129)
Total accumulated other comprehensive income	$1,599	$1,807

(6)   Debt and Other Transactions with Related Party

On June 4, 2008, we completed a private placement by which we raised net proceeds of $16,639 through a transaction with Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures), pursuant to an agreement that was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note (the Note) and 21,085,715 shares of our Common Stock.  On November 18, 2009, we repaid the Note in full, including a prepayment penalty of $2,700 and accrued interest of $395.  As a result, a total of $3,329, including the prepayment penalty and remaining balances of the issuance costs and note discount, was expensed to the other, net line of our statement of operations.   Interest on the note was 13.0% per annum, payable quarterly in arrears.

Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the chairman of our board of directors, also serves as the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of December 31, 2009, Merrick and its affiliates owned approximately 37.4% of our Common Stock.

The fair values of the equity, Note and put options were determined utilizing the assistance of independent valuation specialists.  The proceeds of $20,000 were reduced by the value of the put options and the remaining amount was allocated to the equity and Note based on the relative fair value of each instrument.  In addition, transaction costs of $2,386 were allocated to the equity and Note using the same relative fair value allocation.  Closing fees of $750 due Merrick were treated as a reduction of proceeds, and as such, a portion of the closing fees was included as a discount on the Note.

We recorded a note payable of $13,945 and equity of $4,825 (net of related issuance costs of $654) upon completion of the financing transaction.  The note discount of $1,055 (of which $545 relates to closing fees due Merrick) and financing costs of $1,187 (which were recorded as a long-term asset) were amortized using the effective interest method at a rate of approximately 21.13%.

In the year ended December 31, 2009, we recorded interest expense of $2,716, including amortization of financing costs of $523 and amortization of note discount of $465.  In the year ended December 31, 2008, we recorded interest expense of $1,742, including amortization of financing costs of $319 and amortization of note discount of $285.  We paid interest to Merrick of $1,858 and $975 in the years ended December 31, 2009 and 2008, respectively.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Effective January 1, 2009, we entered into a consulting agreement with Merrick, under which we received certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term.  We paid $458 to Merrick for such services in 2009, and recognized $460 in expense within the general and administrative expense classification of operating costs and expenses in 2009.  As of December 31, 2009, we have $2 recorded in accounts payable covering obligations under this agreement. As a result of work performed related to our acquisitions of etrials and Confirma, we paid Merrick a success fee of $200 and expensed such amount within the acquisition related expense classification of operating costs and expenses in 2009.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.

On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare Solutions, LLC (Merrick Healthcare).  Under terms of the agreement, Merrick Healthcare purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the first quarter of 2009 related to this transaction.

In February 2010, we entered into a VAR agreement with Merrick Healthcare under which we may market, resell, or supply certain of their products and services.  Under terms of the agreement, products and services will be purchased on a per unit basis from Merrick Healthcare.   The agreement is in effect for 12 months and renews automatically at the end of the term unless terminated by either party at least 30 days prior to the end of the current term.

(7)   Other Long-Lived Assets

On April 11, 2008, we signed an agreement to sell our French subsidiary, Merge Healthcare France SARL, to local management for no cash consideration.  A loss on the disposition of the French subsidiary of $1,639 was recognized in the consolidated statement of operations in trade name impairment, restructuring and other expense during the year ended December 31, 2008.  This transaction did not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal.

On August 29, 2008, we sold our Cedara Software Services (India) Private Limited subsidiary (CSSI) located in India for $700.  Included in the sale were fixed assets with a gross value of $506, and accumulated depreciation of $90 as of August 29, 2008.  We received cash of $499 (net of fees) at closing, with the remaining $200 placed in escrow to cover any remaining liabilities and expenses.  This transaction did not meet the accounting requirements for classification as a discontinued operation and, therefore, was accounted for as a disposal.

In addition, we recorded a $542 charge in depreciation, amortization and impairment within our consolidated statement of operations during the second quarter of 2008 based on the fair value of certain fixed assets that were held for sale.  These assets had been disposed of as of December 31, 2008.

(8)   Shareholders’ Equity

Series 3 Special Voting Preferred Stock

In June 2005, Merge issued one share of Series 3 Special Voting Preferred Stock to Computershare Trust Company of Canada, which serves as a trustee in voting matters on behalf of the holders of Merge Cedara ExchangeCo Limited (ExchangeCo) exchangeable shares.  This share was cancelled in April 2009.

Series B Junior Participating Preferred Stock

On September 6, 2006, Merge implemented a Shareholder Rights Plan.  The Shareholder Rights Plan included the declaration of a dividend of one preferred share purchase right on each outstanding share of our Common Stock and the distribution of one such right with respect to each outstanding exchangeable share of our subsidiary, ExchangeCo.  The adoption of the plan was intended to discourage discriminatory, coercive or unfair take-over bids and to provide the Board of Directors time to pursue alternatives to maximize shareholder value in the event of an unsolicited take-over bid.  The rights become exercisable upon certain triggering events caused by a third party, person or group.  Merge could redeem the rights for $0.001 per right.

Index

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

Exchangeable Shares

As part of our business combination with Cedara Software Corp. (Cedara) in June 2005, Merge issued 5,581,517 shares of our Common Stock to the shareholders of Cedara and granted rights for the issuance of 13,210,168 shares of Common Stock to shareholders of Cedara that held ExchangeCo exchangeable shares.  The exchangeable shares were exchangeable on a one-for-one basis for our Common Stock.  On February 13, 2009, we exercised our call right regarding redemption of the outstanding exchangeable shares.  Final redemption occurred on April 15, 2009, and the exchangeable shares were delisted from the Toronto Stock Exchange following the close of trading on April 16, 2009.  The respective weighted average number of these shares has been included within the number of shares of Common Stock used to calculate basic net income (loss) per share (see Note 14).

Registered Direct Offering

On November 18, 2009, we sold 9,084,032 shares of our common stock pursuant to a registered direct public offering at a price of $3.00 per share.  Proceeds from the transaction, net of $2,077 in agency fees and other direct offering expenses, were $25,175.  We used $18,095 of the proceeds to repay our Note, including principal of $15,000, a prepayment penalty of $2,700, and accrued interest of $395.

(9)   Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recognized during the years ended December 31, 2009, 2008 and 2007:

	Years Ended December 31,
	2009	2008	2007
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$50	$81	$414
Sales and marketing	407	443	1,188
Product research and development	335	401	1,071
General and administrative	894	1,266	2,336
Goodwill and trade name impairment, restructuring and other expenses	-	1,970	-
Total	$1,686	$4,161	$5,009

In 2007, there is a difference of $14 between the above amounts and the total amount of share-based compensation recorded in additional paid-in capital in the statement of shareholders’ equity due to share-based compensation incurred by product research and development personnel (who worked on capitalizable software development projects during this period).  Such costs were included in capitalized developed software, and, therefore, not recorded as expense in the statement of operations.

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

Share-Based Compensation Plans

We maintain four share-based employee compensation plans, including our employee stock purchase plan (ESPP), and one director option plan under which we grant restricted stock awards and options to acquire shares of our Common Stock to certain employees, non-employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Our 2005 Equity Incentive Plan (EIP) provides for awards of Common Stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants to equate to a maximum of 10.5 million shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares.  Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant with the exception of the options granted in 2005 to replace existing Cedara options (Replacement Options).  The Replacement Options, which we granted pursuant to a merger agreement with Cedara, had the same economic terms as the Cedara options that they replaced, adjusted for a conversion ratio and currency.  The majority of the options issued under the EIP vest over a three or four-year period.  As of December 31, 2009, incentive stock options to purchase 203,250 shares of our Common Stock, non-statutory stock options to purchase 4,712,334 shares of our Common Stock and restricted stock awards of 426,664 were outstanding under this plan.

Upon approval of the EIP, we stated that we did not plan to issue any more options under our other stock option plans.  Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock.  Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock.  In addition, our Board of Directors adopted an equity compensation plan in connection with our acquisition on July 17, 2003 of RIS Logic.  As of December 31, 2009, options to purchase 106,411 shares of our Common Stock were outstanding under these plans.

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

	Years Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	100%	60% - 100%	55% - 65%
Risk–free interest rate	1.7% - 2.3%	1.6% - 3.2%	4.2% - 4.9%
Expected term (in years)	4.0	4.0	3.5 - 4.0
Weighted–average grant date fair value	$2.36	$0.65	$3.91

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

At December 31, 2009, there was $2,771 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 2.8 years.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Stock option activity for the year ended December 31, 2009, was as follows:

	Number	Weighted-	Contractual	Aggregate
	of	Average	Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding, December 31, 2008	4,696,574	$4.01	6.2	$894
Options granted	625,000	3.46
Options exercised	-	-
Options forfeited and expired	(299,579)	10.27
Options outstanding, December 31, 2009	5,021,995	$3.57	5.5	$6,822

Options exercisable, December 31, 2009	2,076,212	$5.77	4.7	$2,044
Options exercisable, December 31, 2008	1,352,778	$9.04	4.0	$18
Options exercisable, December 31, 2007	1,831,917	$10.08	4.6	$1

Other information pertaining to option activity was as follows:

	Years Ended December 31,
	2009	2008	2007
Total fair value of stock options vested	$5,419	$5,384	$3,155
Total intrinsic value of stock options exercised	$-	$-	$108

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted–
		average
		remaining	Weighted–		Weighted–
	Number of	contractual life	average	Number of	average
Range of exercise prices	shares	in years	exercise price	shares	exercise price
$0.57 – $0.68	1,400,000	5.7	$0.65	375,000	$0.64
$1.05 – $1.47	1,545,000	7.7	1.46	540,000	1.46
$3.01 – $6.01	1,153,063	4.6	4.18	344,717	5.03
$6.24 – $9.78	581,422	3.0	6.87	477,360	6.97
$12.96 – $24.88	342,510	2.1	17.44	339,135	17.37
	5,021,995	5.5	$3.57	2,076,212	$5.77

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following table presents a summary of the activity of our restricted stock awards:

			Weighted-Average
			Remaining
	Number	Weighted-Average	Vesting
	of	Grant-date	Term
	Shares	Fair Value	(In Years)
Restricted stock outstanding, December 31, 2008	479,997	$1.50	1.9
Restricted stock granted	-	-
Restricted stock vested	(53,333)	1.50
Restricted stock forfeited	-	-
Restricted stock outstanding, December 31, 2009	426,664	$1.50	0.9

For the year ended December 31, 2009 the expense for restricted stock awards included in the consolidated statement of operations was $263.  As of December 31, 2009, there was $186 of unrecognized compensation cost related to unvested restricted stock award share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 0.9 years.

Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our Common Stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  The eligible employees receive a 5% discount from the market price at the end of each calendar quarter.  There is no stock-based compensation expense associated with our ESPP.

Employees contributed $110, $100, and $88 during the years ended December 31, 2009, 2008, and 2007, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

(10)   Commitments and Contingencies

From April 2006 to November 2009, we were subject to a formal SEC investigation related to our announcement, on March 17, 2006, that we would investigate allegations of improprieties related to financial reporting and revise our results of operations for the fiscal quarters ended June 30, 2005, and September 30, 2005.   On November 4, 2009, the SEC filed a Complaint in federal court charging Merge with record-keeping violations but did not charge Merge with fraud nor assess any civil penalty against Merge.  The Complaint enjoined Merge from making any future violations of the reporting, record-keeping and internal controls provisions under the Securities Exchange Act of 1934.  In addition, two of Merge’s former executives were charged with accounting fraud in the Complaint.

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Noshay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The Complaint includes a demand for a jury trial and alleges that Merge unreasonably refused Mortimore and Noshay’s request for indemnification; requests the court order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2); alleges breaches of certain employment agreements; and a breach of the covenant of good faith and fair dealing.  Monetary damages being sought are unspecified.  We have retained litigation counsel, notified our appropriate insurers and intend to vigorously defend this action.

In addition to the matter discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(11)        Capital Leases and Operating Leases

We assumed certain capital lease obligations associated with our acquisitions in 2009.  As of December 31, 2009, the remaining obligations under these capital leases totaled $205.  Equipment acquired under these capital leases had a cost of $438 and accumulated depreciation of $99 at December 31, 2009.  Depreciation expense related to equipment acquired under capital leases was $99 in the year ended December 31, 2009, and is included in the depreciation, amortization and impairment line of operating costs and expenses in our condensed consolidated statement of operations.

Payments due under our capital lease obligations are set forth in the following table for the periods indicated:

		Capital Leases
For the year ended December 31:	2010	$173
	2011	46
	2012	8
	Thereafter	-
		227
	Less: Amount representing interest	22
	Present value of future minimum lease payments	205
	Less: Current portion of capital lease obligation	130
	Capital lease obligation, net of current portion	$75

We have non-cancelable operating leases at various locations.  Our significant operating leases are all facility leases as set forth in the following table:

Location	Square Footage	End of Lease Term
Milwaukee, Wisconsin	36,000	April 2011
Mississauga, Ontario	24,000	February 2020
Bellevue, Washington	19,000	December 2011
Morrisville, North Carolina	17,000	September 2016
Chicago, Illinois	16,000	November 2013
Hudson, Ohio	10,000	December 2011

In the third quarter of 2009, we entered into a new 10-year lease in Mississauga, Ontario, the primary location of Merge OEM.  We began occupancy of the new leased space in the fourth quarter of 2009.  Under terms of the lease, the landlord provided a tenant improvement allowance of $694, which is recorded in other current assets in our consolidated balance sheet as of December 31, 2009.  We also entered into a new 7-year lease in our Morrisville, North Carolina location in the third quarter of 2009, which is the primary location of Merge eClinical.  In addition, we abandoned approximately 5,000 square feet of leased space in our Bellevue, Washington facility, which is the primary location of Merge CAD.  As a result of this action, we recorded a charge of $255 in the goodwill and trade name impairment, restructuring and other line of our statement of operations in the third quarter of 2009.

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $1,420, $1,877, and $2,052, respectively, net of sub-lease income of zero, zero, and $168, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2009, are:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

2010	2,442
2011	2,222
2012	1,444
2013	1,239
2014	828
Thereafter	3,673
Total minimum lease payments	$11,848

Income to be received under non-cancelable sub-leases as of December 31, 2009 is $214, $220, $226 and $75 for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.  The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of December 31, 2009.  The related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of December 31, 2009.

(12)   Restructuring

We incurred $1,545, $8,749, and $960 of restructuring charges during the years ended December 31, 2009, 2008, and 2007, respectively, in goodwill and trade name impairment, restructuring and other expenses in our statements of operations.

First Quarter 2008 Initiative

On February 14, 2008, we announced a reduction in our worldwide headcount, including consultants, by approximately 160 individuals with the majority of those reductions having been completed on or before the announcement.  This restructuring plan was designed to better align our costs with our anticipated revenues going forward and included personnel terminations from all parts of the organization.  In 2008, we recognized restructuring related charges in our consolidated financial statements of $1,423, consisting of $1,139 in severance and related employee termination costs and $284 in contract exit costs, primarily consisting of future lease payments on our Burlington, Massachusetts leased office, which we vacated during the first quarter of 2008.  In 2009, we recorded a credit of $84 related to this restructuring initiative as a result of an update to our estimate of contract exit cost obligations.

Second Quarter 2008 Initiative

On June 4, 2008, we announced a change in executive management, reorganization of our operating business units and reduction in headcount by approximately 60 individuals.  This restructuring plan was designed primarily to align our corporate costs and infrastructure with the size of the organization as well as to align business unit costs with anticipated revenues going forward.  In 2008, we recognized restructuring related charges in our consolidated financial statements of $7,326, consisting of $4,541 in severance and related employee termination costs, $1,970 of share-based compensation expense associated with the accelerated vesting of stock options and restricted stock for certain former officers and $815 in contract exit costs.  In 2009, we recorded a credit of $90 related to this restructuring initiative as a result of an update to our estimate of contract exit cost obligations associated with the prior leased facility in Mississauga, Ontario.  The contract exit costs primarily consist of future lease payments on the Alpharetta, Georgia office, which we abandoned in the second quarter of 2008.  The severance costs are primarily related to payments to former officers.  See Note 8 for further discussion of share-based compensation expense related to certain executive terminations.

Third Quarter 2009 Initiative

On July 20, 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  This action was taken concurrent with the acquisition of etrials based upon our assessment of ongoing personnel needs.  As a result, we incurred $935 and $784 of severance and related costs in our Indirect and Direct segments, respectively, in the third quarter of 2009.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following table shows the restructuring activity during the years ended December 31, 2009, 2008 and 2007:

	Employee Termination Costs	Lease & Contract Exit Costs	Total
Fourth Quarter 2006 Initiative
Balance at December 31, 2006	$1,997	$-	$1,997
Charges to expense	960	-	960
Payments	(2,826)	-	(2,826)
Balance at December 31, 2007	$131	$-	$131
Payments	(131)	-	(131)
Balance at December 31, 2008	$-	$-	$-
First Quarter 2008 Initiative
Balance at December 31, 2007	$-	$-	$-
Charges to expense	1,139	284	1,423
Payments	(1,103)	-	(1,103)
Foreign Exchange	(5)	-	(5)
Balance at December 31, 2008	$31	$284	$315
Charges to expense	-	(84)	(84)
Payments	(7)	-	(7)
Foreign Exchange	5	-	5
Balance at December 31, 2009	$29	$200	$229
Second Quarter 2008 Initiative
Balance at December 31, 2007	$-	$-	$-
Charges to expense	4,541	815	5,356
Payments	(3,959)	(354)	(4,313)
Foreign Exchange	(80)	(90)	(170)
Balance at December 31, 2008	$502	$371	$873
Charges to expense	$-	$(90)	(90)
Payments	(453)	(279)	(732)
Foreign Exchange	5	15	20
Balance at December 31, 2009	$54	$17	$71
Third Quarter 2009 Initiative
Balance at December 31, 2008	-	-	-
Charges to expense	1,719	-	1,719
Payments	(1,181)	-	(1,181)
Foreign exchange	41	-	41
Balance at December 31, 2009	579	-	579
Total Balance at December 31, 2009	$662	$217	$879

 (13)  Income Taxes

Components of loss before income taxes for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
United States	$(5,435)	$(21,594)	$(135,575)
Foreign	5,585	(2,149)	(36,233)
	$150	$(23,743)	$(171,808)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The provision for income taxes consists of the following for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$(238)	$(216)	$88
State	65	82	14
Foreign	38	249	-
Total current	(135)	115	102
Deferred:
Federal	-	82	(97)
State	-	(28)	(35)
Foreign	-	(229)	(210)
Total deferred	-	(175)	(342)
Total provision	$(135)	$(60)	$(240)

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 34% for the years ended December 31, 2009, 2008 and 2007 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2009	2008	2007

Expected tax expense (benefit)	$51	$(8,073)	$(58,415)
Total increase (decrease) in income taxes resulting from:
Nondeductible impairment of goodwill	-	-	41,606
Change in valuation allowance allocated to income tax expense	(377)	8,303	16,120
Research and experimentation credit	(63)	(178)	-
Share-based compensation	168	354	829
Nondeductible expenses	465	33	120
State and local income taxes, net of federal income tax benefit	(296)	(188)	(498)
Foreign income tax rate differential	24	(103)	560
Other	(107)	(208)	(562)
Actual income tax benefit	$(135)	$(60)	$(240)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented as follows:

	December 31,
	2009	2008
Deferred tax assets:
Accrued wages	$290	$531
Deferred revenue	(267)	585
Depreciation	2,822	2,564
Research and experimentation credit carryforwards	4,892	3,951
Other credit carryforwards	2,295	2,627
Domestic loss carryforwards	52,933	21,185
Foreign loss carryforwards	13,565	13,658
Nonqualified stock options	1,422	1,744
Other	3,500	2,716
Total gross deferred tax assets	81,452	49,561
Less: asset valuation allowance	(69,555)	(42,387)
Net deferred tax asset	11,897	7,174
Deferred tax liabilities:
Software development costs and intangible assets	(2,365)	(181)
Intangibles—customer contracts & tradenames	(2,231)	(764)
Other	(2,538)	(1,466)
Total gross deferred liabilities	(7,134)	(2,411)
Net deferred tax asset	$4,763	$4,763
Included on balance sheet:
Current assets: deferred income taxes	$142	$217
Non–current asset: deferred income taxes	4,689	4,585
Non–current liabilities: deferred income taxes	(68)	(39)
Net deferred income taxes	$4,763	$4,763

At December 31, 2009, we had U.S. federal net operating loss, capital loss, research credit and foreign tax credit carryforwards of $137,761, $3,607, $3,014 and $709 respectively, state net operating loss, capital loss and research credit carryforwards of $72,745, $3,607 and $631, respectively, foreign federal and provincial net operating loss carryforwards of $37,914 and $36,348, respectively, foreign and provincial capital loss carryforwards of $4,623 and $4,623, respectively, and foreign federal and provincial research credit carryforwards of $1,619 and $259, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2010 and continuing through 2029, 2028 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2010, and continuing through 2029 and the credit carryforwards expire in varying amounts beginning 2012 and continuing through 2024.  The U.S. federal and state capital loss carryforwards will expire in 2013.  The foreign tax credits expire in varying amounts beginning in 2012, and continuing through 2016.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2010, and continuing through 2028. Foreign and provincial capital losses may be carried forward indefinitely.

Management has an obligation to review, at least annually, the components of our deferred tax assets.  This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits.  In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized.

Management’s analysis for 2009 resulted in a valuation allowance of $69,555 at December 31, 2009 for a majority of our Canadian and U.S. deferred tax assets.  This decision is based upon many factors, both quantitative and qualitative, such as (1) significant unutilized operating loss and credit carryforwards, (2) limited cash refund carryback opportunities, (3) uncertain future operating profitability and (4) substantial organization and operating restructuring.  We also considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  We experienced an ownership change on June 4, 2008 and determined a majority of our U.S. and state net operating loss, capital loss and credit carryforwards will be subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex and continues to be fully evaluated, we currently estimate deferred tax assets of $4 million related to net operating loss, capital loss and research tax credit carryforwards may be unrealizable due to Section 382 limitations.  In addition, the acquired  net operating loss and tax credit carryforwards of etrials and Confirma will be subject to future limitation under Section 382 as a result of their being acquired by us.  While we are presently evaluating  the impact of Section 382 on these acquired deferred tax assets, the valuation allowance established as of December 31, 2009 is considered necessary to reduce our deferred tax assets to the amount expected to be realized, based upon all available information at such time.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The net increase in the valuation allowance for the years ending December 31, 2009, 2008, and 2007 was $27,168, $1,462 and $10,907, respectively.  The 2009 increase was primarily attributable to valuation allowances established in connection with acquired net operating loss and credit carryforwards.

There exist potential tax benefits for us associated with stock-based compensation.  At December 31, 2009 and 2008, we had $1,022 and $988, respectively, of excess tax benefits related to vesting of restricted stock awards, nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options.  The income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

The total amount of unrecognized tax benefits as of December 31, 2009, 2008 and 2007 was $6,506, $6,485 and $6,070, respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2009 were $214 and $56, respectively.  Total accrued interest and penalties as of December 31, 2008 were $178 and $56, respectively.  Total interest included in tax expense for the years ended December 31, 2009, 2008 and 2007 were $36, $28 and $13, respectively.  Total penalties included in tax expense for the years ended December 31, 2009, 2008 and 2007 were $0, $11 and $0, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Balance at January 1	$6,485	$6,070	$5,747
Gross increases - tax positions in current year	21	415	323
Balance at December 31	$6,506	$6,485	$6,070

The total amount of unrecognized tax benefits at December 31, 2009 and December 31, 2008 that, if recognized, would affect the effective tax rate is $6,140 and $6,120, respectively.  The total amount of unrecognized tax benefits at December 31, 2007 that, if recognized in fiscal years beginning after December 15, 2008, would affect the effective tax rate is $5,706.

We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S., various states and foreign jurisdictions.  We are not currently under examination in the U.S. and Canada federal taxing jurisdictions for which years ending after 2005 remain subject to examination.  Years prior to 2006 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2005, or remain subject to carryforward.

We have recorded income tax expense on all profits, except for undistributed profits of non-U.S. subsidiaries, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(14)        Earnings Per Share

Basic and diluted net loss per share is computed by dividing loss available to common shareholders by the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share excludes the potential dilution that could occur based on the exercise of stock options and restricted stock awards, including those with an exercise price of more than the average market price of our Common Stock, because such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)	$285	$(23,683)	$(171,568)
Denominator:
Weighted average number of shares of Common Stock outstanding- basic	60,910,268	46,717,546	33,913,379
Effect of stock options	1,353,839	-	-
Effect of restricted stock	473,714	-	-
Denominator for net income (loss) per share - diluted	62,737,821	46,717,546	33,913,379
Net income (loss) per share - basic	$0.00	$(0.51)	$(5.06)
Net income (loss) per share - diluted	$0.00	$(0.51)	$(5.06)

The weighted average number of shares of Common Stock outstanding used to calculate basic and diluted net loss includes exchangeable share equivalent securities for the years ended December 31, 2009, 2008, and 2007, of 207,529, 1,475,802, and 2,307,178, respectively.

As a result of the loss in the years ended December 31, 2008 and 2007, incremental shares from the assumed conversion of employee stock options totaling zero, and 43,996, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss in the years ended December 31, 2008 and 2007, incremental shares from the assumed conversion of restricted stock awards totaling 1,086,719 and 172,323, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

For the years ended December 31, 2009, 2008, and 2007, options to purchase 2,076,995, 3,296,574, and 3,850,352 shares of our Common Stock, respectively, had exercise prices greater than the average market price of the shares of Common Stock, and, therefore, are not included in the above calculations of net income (loss) per share.

The following potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share, were outstanding as of December 31, 2009, 2008 and 2007.

	December 31,
	2009	2008	2007
Stock options	5,021,995	4,696,574	4,081,060
Restricted stock awards	426,664	479,997	1,699,995
	5,448,659	5,176,571	5,781,055

(15)        Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and RRSP for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in the years ended December 31, 2009, 2008 and 2007.  Our matching contributions totaled $469, $386, and $730 for the years ended December 31, 2009, 2008, and 2007, respectively.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(16)        Segment Information

On June 30, 2009, we enhanced our financial reporting process to allow us to obtain discrete operating results for our business units.  As a result, effective in the third quarter of 2009, we have reportable segments, which we have designated as Direct and Indirect.  These reportable segments are based on business unit operations that have similar economic characteristics. The Direct segment primarily sells directly to the end-users located primarily in the U.S. and Canada, and also distributes certain products through the Internet via our website.  This segment consists of the Merge Fusion U.S., Merge eClinical and Requisite business units.  The Indirect segment primarily sells software products and related services to Original Equipment Manufacturers, Value Added Resellers and distributors world-wide.  This segment consists of the Merge OEM, Merge CAD and Merge Fusion EMEA business units.

We evaluate the performance of these segments based on their respective revenues and operating income.  The following table provides segment information for the period indicated.

	Year Ended December 31, 2009
	Indirect	Direct	Total
Net sales:
Software and other	$24,025	$9,012	$33,037
Service and maintenance	9,380	24,424	33,804
Total net sales	$33,405	$33,436	$66,841
Expenses	23,773	26,582	50,355
Segment income	$9,632	$6,854	16,486

Net corporate/other expenses (1)			16,336
Income before income taxes			$150

(1)
Net corporate/other expenses include public company costs, share-based compensation, certain amortization not attributable to business segments, corporate administration costs, acquisition-related expenses and net interest expense.

	Indirect	Direct	Corporate/ Other	Consolidated
Depreciation and amortization
Year ended December 31, 2009	$1,452	$2,668	$1,969	$6,089

Assets as of December 31, 2009	$38,438	$46,271	$15,540	$100,249

The following tables provide revenue by segment for the periods indicated.  Segment profit will not be restated for periods prior to December 31, 2008, as there were significant operational changes during 2008 that will not allow us to capture comparable historical information through our financial reporting system, and it would be impracticable for us to do so.  The 2008 and 2007 net sales amounts below have been restated based on our updated segment reporting structure in 2009.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Year Ended December 31, 2008
	Indirect	Direct	Total
Net sales:
Software and other	$16,772	$10,789	$27,561
Service and maintenance	11,738	17,436	29,174
Total net sales	$28,510	$28,225	$56,735

	Year Ended December 31, 2007
	Indirect	Direct	Total
Net sales:
Software and other	$15,117	$14,473	$29,590
Service and maintenance	10,407	19,575	29,982
Total net sales	$25,524	$34,048	$59,572

Cash in Excess of Federally Insured Amount

Substantially all of our cash and cash equivalents are held at a few financial institutions located in the U.S., Canada and the Netherlands.  Deposits held with these banks exceed the amount of insurance provided on such deposits.  Generally these deposits may be redeemed upon demand and, therefore, bear minimal risk.

Net Sales and Accounts Receivable

The majority of our clients are OEMs, imaging centers, hospitals, contract research organizations, health IT, device and pharmaceutical companies.  If significant adverse macro-economic factors were to impact these organizations, it could materially adversely affect us.  Our access to certain software and hardware components is dependent upon single and sole source suppliers.  The inability of any supplier to fulfill our supply requirements could affect future results.

Foreign sales account for approximately 23%, 24%, and 22% of our net sales for the years ended December 31, 2009, 2008, and 2007, respectively.  For the years ended December 31, 2009, 2008, and 2007, sales in foreign currency represented approximately 2%, 5%, and 6%, respectively, of our net sales.

The following tables present certain geographic information, based on location of customer:

	Net Sales for the Years Ended December 31,
	2009	2008	2007
United States of America	$51,318	$43,305	$46,330
Europe	7,216	6,924	7,244
Japan	3,407	3,717	3,232
Korea	1,534	443	263
Canada	1,361	1,206	1,236
Other	2,005	1,140	1,267
Total net sales	$66,841	$56,735	$59,572

	Long-Lived Assets at December 31,
	2009	2008
United States of America	$3,342	$1,762
Canada	527	185
Europe	5	16
Other	3	11

Long-lived assets represent property, plant and equipment, net of related depreciation. Long-lived assets in service at the China office were not material as of December 31, 2009 and 2008.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

(17)        Quarterly Results (unaudited)

	2009 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$15,309	$15,353	$16,907	$19,272
Gross margin	11,279	11,477	12,006	12,702
Income (loss) before income taxes	2,864	467	(907)	(2,274)
Net income (loss)	2,842	446	(936)	(2,067)
Basic income (loss) per share	$0.05	$0.01	$(0.02)	$(0.03)
Diluted income (loss) per share	0.05	0.01	(0.02)	(0.03)

	2008 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$13,743	$13,315	$14,616	$15,061
Gross margin	8,053	8,102	10,032	10,476
Income (loss) before income taxes	(7,832)	(18,581)	697	1,973
Net income (loss )	(7,832)	(18,197)	428	1,918
Basic income (loss) per share	$(0.23)	$(0.45)	$0.01	$0.03
Diluted income (loss) per share	(0.23)	(0.45)	0.01	0.03

Net loss for the quarterly period ended December 31, 2009, includes a charge of $3,329 for the extinguishment of our debt, including prepayment penalty and the write-off of the remaining balances of the issuance costs and note discount.

(18)        Subsequent Events

Effective as of February 28, 2010, we entered into a Merger Agreement to acquire AMICAS, Inc. (AMICAS).  Under the terms of the Merger Agreement, we will commence to tender offer to acquire all of the outstanding shares of common stock of AMICAS for consideration per share of $6.05 in cash, without interest, which is expected to be approximately $248 million.  We plan to finance the transaction with $200,000 of financing from Morgan Stanley Senior Funding, Inc., with whom we have executed a definitive commitment letter, through the sale of high yield notes or a bridge financing, in addition to cash already available at the two companies and the issuance of preferred and common stock with respect to which we have received $40,000 of pre-funded proceeds from investors.  Although we have not entered into a formal Preferred Stock Agreement with these investors, we have signed commitment letters that provide the investors a 2% commitment fee, the issuance of up to 9 million shares of Common Stock (subject to $50,000 of total proceeds being received) and cumulative dividends at an anticipated rate of 15%, among other negotiated terms.  We have placed $30,000 of the pre-funded proceeds in escrow pursuant to the Merger Agreement and may be required to release the escrow under certain circumstances.  In connection with these transactions, we have already incurred and anticipate incurring significant costs related to the acquisition, debt offering and preferred stock.  We anticipate total costs of these transactions to be incurred by both parties, including a break-up fee owed to a former potential acquiror of AMICAS, will approximate $32,000.  The Merger Agreement contains certain conditions to our obligation to complete the tender offer, including a successful tender of approximately 54% of the outstanding shares of common stock of AMICAS, antitrust clearance and other regulatory approvals.   We anticipate the acquisition will close in the second quarter of 2010.

Index

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  This evaluation did not include an assessment of the controls related to our Merge eClinical and Merge CAD business units, which were acquired on July 20, 2009 and September 1, 2009, respectively.  These businesses represented 12% of our consolidated total assets as of December 31, 2009, excluding intangible assets which were part of our 2009 assessment, and 12% of our consolidated net sales for the year ended December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c)  Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Milwaukee, Wisconsin

We have audited Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Merge Healthcare Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

Index

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Merge eClinical and Merge CAD (“the acquired subsidiaries”), which were acquired on July 20, 2009 and September 1, 2009, respectively, and which are included in the consolidated balance sheet of Merge Healthcare Incorporated as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. The acquired subsidiaries constituted 12% and 6% of total assets and net assets, respectively, as of December 31, 2009, and 12% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of the acquired subsidiaries because of the timing of the acquisitions which were completed on July 20, 2009 and September 1, 2009, respectively. Our audit of internal control over financial reporting of Merge healthcare Incorporated also did not include an evaluation of the internal control over financial reporting of the acquired subsidiaries.

In our opinion, Merge Healthcare Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Healthcare Incorporated  as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the two years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP
Milwaukee, Wisconsin
March 12, 2010

(d)   Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2009.

Index

Item 9B.	OTHER INFORMATION

None.

PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we will file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2010 annual shareholder meeting (Proxy Statement) not later than April 30, 2010, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2009 annual meeting of shareholders.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2009 proxy statement under the caption “Information Concerning Directors, Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2010 proxy statement under the caption “Information Concerning Directors, Nominees and Executive Officers — Board Committees.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2010 proxy statement under the heading “Information Concerning Directors, Nominees and Executive Officers — Code of Business Conduct and Ethics.”

Merge Healthcare's Code of Ethics

All of our employees, including the Chief Executive Officer, Chief Financial Officer, our Controllers, and persons performing similar functions, including all Directors and employees, are required to abide by Merge Healthcare’s Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner.  This Code of Ethics along with our Whistleblower Policy form the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and the high integrity level of our employees.  Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.  Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of Merge Healthcare’s Code of Ethics.  The Sarbanes–Oxley Act of 2002 requires audit committees to have procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  We have such procedures in place as set forth in the Merge Healthcare Incorporated Whistleblower Policy and the Code of Ethics.  The Code of Ethics is included on the Company’s website, www.merge.com (Investor Relations link).

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers and Directors” in our Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership and Certain Beneficial Owners and Management” in our Proxy Statement.  For information regarding our share-based compensation plans, please see Note 9 of the notes to consolidated financial statements.

Index

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets at December 31, 2009 and 2008;

•	Consolidated Statements of Operations for each of the three years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Shareholders’ Equity for each of the three years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2009, 2008 and 2007;

•	Consolidated Statements of Comprehensive Loss for each of the three years ended December 31, 2009, 2008 and 2007; and

•	Notes to Consolidated Financial Statements.

(b)See Exhibit Index that follows.

Index

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of May 30, 2009, by and among Registrant, Merge Acquisition Corp., a wholly owned subsidiary of Registrant, and etrials Worldwide, Inc. (A)
2.2	Agreement and Plan of Merger, dated as of August 7, 2009, by and among Registrant, Merge Acquisition Corporation, a wholly owned subsidiary of Registrant, Confirma, Inc. and John L. Brooks (B)
3.1	Certificate of Incorporation as filed on October 14, 2008, and Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008 (C)
3.2	Bylaws of Registrant (C)
10.1	Registration Rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC (D)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC (E)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008 (F)*
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 (F)*
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008 (F)*
10.6	Employment Letter Agreement between the Registrant and Antonia Wells entered into as of June 4, 2008 (F)*
10.7	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC (G)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC (C)
10.9	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(H), as amended and restated in its entirety as of September 1, 2003 (I)*
10.10	1998 Stock Option Plan for Directors (J)*
10.11	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000 (K)*
10.12	2003 Stock Option Plan of Registrant dated June 24, 2003, and effective July 17, 2003 (I)*
10.13	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005 (L)*
10.14	Amendment effective as of January 1, 2010 to that certain Consulting Agreement, effective as of January 1, 2009, by and among the Registrant and Merrick RIS, LLC
14.1	Code of Ethics (C)
14.2	Whistleblower Policy (C)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP
23.2	Consent of Independent Registered Public Accounting Firm – KPMG LLP
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________
(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 30, 2009.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 7, 2009.
(C)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(D)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2008.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 22, 2008.
(F)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 15, 2008.
(G)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 7, 2008.
(H)	Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.
(I)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003.
(J)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(K)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(L)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-125386) effective June 1, 2005.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated

Date: March 12, 2010	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

Date: March 12, 2010	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer
and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 12, 2010	By:	/s/ Michael W. Ferro, Jr.
Michael W. Ferro, Jr.
Chairman of the Board

Date: March 12, 2010	By:	/s/ Dennis Brown
Dennis Brown
Director

Date: March 12, 2010	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer and Director

Date: March 12, 2010	By:	/s/ Gregg G. Hartemayer
Gregg G. Hartemayer
Director

Date: March 12, 2010	By:	/s/ Richard A. Reck
Richard A. Reck
Director

Date: March 12, 2010	By:	/s/ Neele E. Stearns, Jr.
Neele E. Stearns, Jr.
Director