Form 10-K/A
period 2009-12-31
MERGE HEALTHCARE INC
filed 2010-03-17
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filers”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Form 10-K/A, Amendment No. 1, is being filed by Merge Healthcare Incorporated (“Merge,” “we,” “us,” or “our”) to amend our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on March 12, 2010, to reflect changes to the audit report originally re-issued by KPMG LLP in connection with the filing of our 10-K.  Except for the audit report of KPMG LLP and their consent included in Exhibit 23.2, no other changes have been made to our 10-K.  Also, this Form 10-K/A has not been updated to reflect events that occurred after the date of the original annual report.  As such, this Form 10-K/A should be read in conjunction with our 10-K filing made with the SEC on March 12, 2010.

Updated certifications of our principal executive and financial officer are included as exhibits to this amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERGE HEALTHCARE INCORPORATED

March 17, 2010	/s/ Steven M. Oreskovich
By: Steven M. Oreskovich
Title: Chief Financial Officer

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

We have audited the accompanying consolidated statements of operations, shareholders’ equity, comprehensive loss and cash flows of Merge Healthcare Incorporated and subsidiaries (the Company) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the statements of operations and cash flows of the Company for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the changes in segment disclosures described in note 1 and note 16 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by a successor auditor.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements included in the Form 10-K for the annual period ended December 31, 2007, the Company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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