Form 10-K/A
period 2009-12-31
MERGE HEALTHCARE INC
filed 2010-04-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of April 28, 2010:  82,758,904

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being filed by Merge Healthcare Incorporated (“Merge Healthcare,” “we,” “us,” or “our”) to provide the disclosure required by Part III of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the United States Securities and Exchange Commission (“SEC”) on March 12, 2010, as amended March 17, 2010 (“Amendment No. 1”).  No other changes have been made to our Form 10-K except for the required disclosure provided for Part III.  This Form 10-K/A should be read in conjunction with our Form 10-K filing made with the SEC on March 12, 2010 and with our Form 10-K/A, Amendment No. 1 filing made with the SEC on March 17, 2010.  This Form 10-K/A has not been updated to reflect events that occurred after the date of the original Annual Report on Form 10-K and Amendment No. 1 thereto.

Updated certifications of our principal executive and financial officer are included as exhibits to this Amendment No. 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERGE HEALTHCARE INCORPORATED

April 30, 2010	/s/ Justin C. Dearborn
By: Justin C. Dearborn
Title: Chief Executive Officer
(principal executive officer)

April 30, 2010	/s/ Steven M. Oreskovich
By: Steven M. Oreskovich
Title: Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 30, 2010	/s/ Michael W. Ferro, Jr.
By: Michael W. Ferro, Jr.
Chairman of the Board

April 30, 2010	/s/ Dennis Brown
By: Dennis Brown
Director

April 30, 2010	/s/ Justin C. Dearborn
By: Justin C. Dearborn
Chief Executive Officer and Director

April 30, 2010	/s/ Gregg G. Hartemayer
By: Gregg G. Hartemayer
Director

April 30, 2010	/s/ Richard A. Reck
By: Richard A. Reck
Director

April 30, 2010	/s/ Neele E. Stearns, Jr.
By: Neele E. Stearns, Jr.
Director

Item 10.                                DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

BOARD OF DIRECTORS

The following table lists the names of the six (6) current Directors, their respective ages and positions with us, followed by a brief biography of each individual, including their business experience during the past five (5) years.

Name	Age	Position

Dennis Brown	62	Director
Justin C. Dearborn	40	Director and Chief Executive Officer
Michael W. Ferro, Jr.	43	Chairman of Board
Gregg G. Hartemayer	57	Director
Richard A. Reck	60	Director
Neele E. Stearns, Jr.	74	Director

Dennis Brown presently serves as Senior Executive, Vice President and Chief Financial Officer for Karl’s Event Rental Inc. and previously served as vice president of finance, chief financial officer and treasurer of Apogent Technologies Inc. (which we refer to as “Apogent”), a New York Stock Exchange company from January 2003 to December 2004.  Fisher Scientific International Inc. acquired Apogent in August 2004, and after completion of a transition period, Mr. Brown retired from Apogent in December 2004.  From December 2000 through January 2003, Mr. Brown served as a financial consultant to Apogent.  Mr. Brown also served as vice president of finance, chief financial officer and treasurer of Apogent’s predecessor, Sybron International Corporation (which we refer to as “Sybron”), a publicly traded company formerly headquartered in Milwaukee, Wisconsin, from January 1993 through December 2000, at which time Sybron’s life sciences group was relocated to Portsmouth, New Hampshire, and Sybron was renamed Apogent.  Mr. Brown is a Fellow of the Chartered Institute of Management Accountants (England).  Mr. Brown has served on our Board since May 2003 and previously served on our Board from the date of our initial public offering in February 1998 until May 2000.  The Board of Directors (the “Board”) has concluded that Mr. Brown should be a Director of Merge Healthcare because of his extensive industry experience, including being vice president of finance, chief financial officer and treasurer of Apogent.

Justin C. Dearborn served as managing director and general counsel of Merrick Ventures, LLC (with its operating entities and affiliates, are referred to collectively to as “Merrick Ventures”) from January 2007 until his appointment as Chief Executive Officer of Merge Healthcare on June 4, 2008.   Prior to joining Merrick Ventures, Mr. Dearborn worked over nine years for Click Commerce, Inc. (which we refer to as “Click Commerce”), a publicly traded software and services company that was acquired by Illinois Tool Works Inc. (“ITW”) in October 2006.  From May 2003 until May, 2005, Mr. Dearborn served as vice president of Corporate Legal Affairs and Human Resources at Click Commerce.  Mr. Dearborn was appointed corporate secretary of Click Commerce on May 2, 2003.  Prior to Click Commerce, Mr. Dearborn worked at Motorola, Inc. where he specialized in intellectual property transactions and also held management positions in Motorola’s Semiconductor and Corporate Groups.  Mr. Dearborn and holds a B.A. from Illinois State University and a J.D. from DePaul University.  He has practiced law in the state of Illinois but no longer holds a license to practice law.  Mr. Dearborn has served on our Board since his appointment as Chief Executive Officer of Merge Healthcare on June 4, 2008.  The Board has concluded that Mr. Dearborn should be a Director of Merge Healthcare because of his diverse experience in operational, financial and legal roles.

Michael W. Ferro, Jr. has served as a Director and Chairman of our Board since June 4, 2008.  Since May 2007, Mr. Ferro has served as chairman and chief executive officer of Merrick Ventures, a private investment firm.  From June 1996 until October 2006, Mr. Ferro served as chief executive officer and chairman of the board of Click Commerce.  Mr. Ferro is currently a member of the board of trustees of the Chicago Museum of Science and Industry, the Field Museum, the Joffrey Ballet, Northwestern University and the Lyric Opera of Chicago.  He also serves on the boards of directors of the Chicago Community Trust, Children’s Memorial Hospital, Northwestern Memorial Foundation, Big Shoulders Foundation, and AfterSchool Matters.  Mr. Ferro holds a B.A. from the University of Illinois.  The Board has concluded that Mr. Ferro should be a Director of Merge Healthcare because of his extensive experience in investing in and advising public and private companies.  Additionally, his and Merrick’s significant stock ownership in Merge Healthcare aligns his interests with those of other stockholders.

Gregg G. Hartemayer has served as a Director of our Board since June 4, 2008 and is a member of our Audit, Nominating and Governance Committee and our Compensation Committee.  Since May 2007, Mr. Hartemayer has served as a special advisor to Merrick Ventures.  Prior to his association with Merrick Ventures, he served in various capacities at Arthur Anderson LLP, and its then affiliate, Accenture for 28 years.  Mr. Hartemayer retired from Accenture in February 2004 where he was chief executive for Global Technology, Outsourcing and Global Delivery.  Mr. Hartemayer holds an M.B.A. and a B.A. in Mathematics from the University of Michigan.  The Board has concluded that Mr. Hartemayer should be a Director of Merge Healthcare because of his demonstrated financial experience with Arthur Anderson LLP and Accenture.  Mr. Hartemayer’s public accounting experience is also beneficial to Merge Healthcare.

Richard A. Reck is the president of Business Strategy Advisors LLC, a business strategy consulting firm, and has served in such capacity since August 2002.  Mr. Reck joined the certified public accounting firm of KPMG LLP in June 1973 and remained employed there until his retirement as a partner in July 2002.  He currently serves on the boards of Interactive Intelligence, Inc., a publicly held software company, and Advanced Life Sciences Holdings Inc., a publicly held biopharmaceutical company, as well as the boards of several private and not–for–profit entities.  Mr. Reck is a certified public accountant and holds a B.A. in Mathematics from DePauw University and an M.B.A. in Accounting from the University of Michigan.  Mr. Reck has served as a Director of our Board since April 2003.  The Board has concluded that Mr. Reck should be a Director of Merge Healthcare because of his financial and executive experience with the above entities and other experience as a member of the board of directors of other public and private entities.

Neele E. Stearns, Jr. has served as a Director of our Board since June 4, 2008 and is Chair of our Audit Committee.  Since February 2001, Mr. Stearns has served as chairman of Financial Investments Corporation, a private equity investment firm.  From July 2004 to April 2007, he also served as the chief executive officer of Boulevard Healthcare, LLC, an owner and operator of nursing homes, of which he is still chairman.  From September 15, 2003 to January 15, 2004, Mr. Stearns took a leave of absence from Financial Investments Corporation to serve as interim chairman and chief executive officer of Footstar, Inc.  In March 2004, Footstar filed for U.S. Chapter 11 bankruptcy, at which time, Mr. Stearns remained as a director of Footstar, Inc. until it emerged from bankruptcy in February 2006.  Previously, Mr. Stearns was chairman of the Board of Wallace Computer Services, Inc., then a provider of printed products and print management services, from January 2000 through November 2000 as well as serving as a director from 1996 until its sale to Moore Corporation Limited in 2003.  Prior to 1995, he was president and chief executive officer of CC Industries, Inc., a diversified holding company.  Mr. Stearns served on the board of Maytag Corporation from 1989 through its sale to Whirlpool Corporation in March 2006.  Mr. Stearns holds an M.B.A. from Harvard Business School and a B.A. in Economics from Carleton College.  The Board has concluded that Mr. Stearns should be a Director of Merge Healthcare because of his significant executive experience referred to above.

Role and Composition of the Board of Directors

General.  The Board, which is elected by the shareholders, is the ultimate decision–making body of Merge Healthcare, except with respect to those matters reserved to the shareholders.  It selects the Chief Executive Officer and other members of the senior management team, which senior management team is charged with the conduct of Merge Healthcare’s business.  Having selected the senior management team, the Board acts as an advisor and counselor to senior management and ultimately monitors its performance.  The function of the Board to monitor the performance of senior management is facilitated by the presence of outside Directors of stature who have substantive knowledge of Merge Healthcare’s business.

Our business, property and affairs are managed under the direction of our Board.  Members of our Board are kept informed of our business through discussions with our Chairman and Chief Executive Officer and other officers, by reviewing materials provided to them, by visiting our offices and by participating in meetings of the Board and its Committees.

In 2009, the Board met thirteen (13) times and had three (3) Committees:  the Audit Committee, the Nominating and Governance Committee and the Compensation Committee.  All of the Directors attended at least seventy five percent (75%) of the meetings of the Board, and at least seventy five percent (75%) of the meetings of all committees on which they served in 2009.

It is the general policy of Merge Healthcare that all major decisions be considered by the Board as a whole.  As a consequence, the Committee structure of the Board is limited to those Committees considered to be basic to, or required for, the operation of a publicly owned company.  Currently, these Committees are the Audit Committee, Compensation Committee, and the Nominating and Governance Committee.  The membership of these Committees is rotated from time to time.

Selection Criteria.  Although neither the Nominating and Governance Committee nor the Board has a diversity policy, the Board is committed to a diversified membership, in terms of both the individuals involved and their various experiences and areas of expertise.  The Nominating and Governance Committee has not established specific minimum age, education, years of business experience or specific types of skills for potential director candidates, but, in general, expects qualified candidates will have ample experience and a proven record of business success and leadership.  Candidates are selected by the Nominating and Governance Committee for, among other things, their integrity, independence, diversity of experience, leadership and their ability to exercise sound judgment.  Final approval of a candidate is determined by the full Board.  The Nominating and Governance Committee considers candidates suggested by our shareholders for election as a Director, provided that the recommendations are made according to the procedures required under our Bylaws.  Shareholder nominees whose nominations comply with these procedures will be evaluated by the Nominating and Governance Committee in the same manner as the Nominating and Governance Committee’s nominees.

Director Compensation.  The Nominating and Governance Committee makes recommendations to the Board regarding the compensation of Directors.

Executive Sessions.  Executive sessions or meetings of outside Directors without management present are held regularly at the Board’s discretion and consistent with NASDAQ Global Market Rules.

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

Both our Code of Ethics and our Whistleblower Policy are available to our shareholders on our web site at www.merge.com/about/governance.aspx and in print.  To request copies of these documents, make such request in writing to the General Counsel and Corporate Secretary, Merge Healthcare Incorporated, 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin  53214–5650.  Future material amendments relating to the Code of Ethics and/or the Whistleblower Policy will be disclosed on our web site.

Committee Membership

The table below provides 2009 membership and meeting information for each of the Board Committees.

Name	Audit	Compensation	Nominating and Governance

Dennis Brown	X	X*	X
Justin C. Dearborn
Michael W. Ferro, Jr.
Richard A. Reck	X	X	X*
Gregg G. Hartemayer	X	X	X
Neele E. Stearns, Jr.	X*

(*)	Represents Committee Chairperson.

The Audit Committee

The Audit Committee is comprised of entirely independent Directors in accordance with the listing standards of the NASDAQ Global Market and applicable rules of the United States Securities and Exchange Commission (“Commission”).  Under its Charter, the Audit Committee is responsible for reviewing with the independent registered public accounting firm and management the adequacy and effectiveness of internal controls over financial reporting.  The Audit Committee reviews and consults with management and the independent registered public accounting firm on matters related to the annual audit, the published financial statements, earnings releases and the accounting principles applied.  The Audit Committee is also responsible for appointing, retaining and evaluating Merge Healthcare’s independent public accounting firm.  The Committee is directly responsible for the compensation, retention and oversight of Merge Healthcare’s independent public accounting firm and evaluates the independent public accounting firm’s qualifications, performance and independence.  The Committee reviews reports from management relating to the status of compliance with laws, regulations and internal procedures.  The Audit Committee is also responsible for reviewing and discussing with management Merge Healthcare’s policies with respect to risk assessment and risk management.

The Audit Committee Charter is available on our website at www.merge.com/about/governance.aspx and in print upon request.   The Audit Committee met thirteen (13) times in 2009.

The Board has determined that each of the members of the Audit Committee is an “audit committee financial expert” for purposes of the Commission’s rules.

The Compensation Committee

The Compensation Committee is comprised entirely of independent Directors in accordance with the listing standards of the NASDAQ Global Market and each Committee member is a “non–employee director” as defined in Rule 16b–3 under the Securities Exchange Act of 1934, as amended (“Exchange Act”) and is an “outside director” as defined in Section 162(m) of the Internal Revenue Code.  The Committee determines Merge Healthcare’s compensation philosophy and oversees and administers Merge Healthcare’s executive compensation programs.  Its responsibilities also include overseeing Merge Healthcare’s compensation and benefit plans and policies, administering its stock plans (including reviewing and approving equity grants) and reviewing and approving annually all compensation programs for Merge Healthcare’s executive officers.

The Compensation Committee Charter is available on our website at www.merge.com/about/governance.aspx and in print upon request.   The Compensation Committee met five (5) times in 2009.

The Nominating and Governance Committee

The Nominating and Governance Committee is comprised entirely of independent Directors.  Under the terms of its Charter, the Nominating and Governance Committee is responsible for matters of corporate governance and matters relating to the practices, policies and procedures of the Board.  This includes identifying, recruiting and recommending director candidates as well as considering nominees recommended by shareholders.  The Committee is responsible for recommending corporate governance guidelines and otherwise taking a leadership role in shaping the corporate governance of Merge Healthcare.

The Committee advises on the structure of Board meetings and recommends matters for consideration by the Board.  The Committee also advises on and recommends director compensation, which is ultimately approved by the full Board.

The Nominating and Governance Committee Charter is available on our website at www.merge.com/about/governance.aspx and in print upon request.   The Nominating and Governance Committee did not convene in 2009.

During the last year, there have not been any material changes to the procedures by which shareholders may recommend nominees to Merge Healthcare's Board.

Compensation Committee Interlocks and Insider Participation

During fiscal 2009 and as of the date hereof, none of the members of the Compensation Committee was or is an officer or employee of Merge Healthcare, and no executive officer of Merge Healthcare served or serves on the Compensation Committee or Board of any company that employed or employs any member of Merge Healthcare’s Compensation Committee or Board.

MANAGEMENT

Executive Officers

The names of our current executive officers, and their respective ages and positions are as follows:

Name	Age	Position

Justin C. Dearborn	40	Chief Executive Officer, Director
Nancy J. Koenig	45	President Merge Fusion
Ann Mayberry–French	49	General Counsel and Corporate Secretary
Steven M. Oreskovich	38	Chief Financial Officer
Antonia A. Wells	51	President Merge OEM

Mr. Dearborn’s biography appears above under the heading “Board of Directors.”

Nancy J. Koenig was appointed President of Merge Fusion in June of 2008.  Ms. Koenig comes to Merge Healthcare from Merrick Healthcare Solutions (a Merrick Ventures portfolio company), where she served as its chief executive officer.  Prior to joining Merrick Ventures in the fall of 2007, Ms. Koenig was the president of Click Commerce during its integration as a subsidiary of ITW.  Ms. Koenig joined Click Commerce in 1999 as the director of business consulting and held various positions, including serving as the head of Click Commerce’s European Operations, its vice president of Product Operations and Marketing and its executive vice president – Operations.  Ms. Koenig became Click Commerce’s president in 2006.

Ann G. Mayberry–French was appointed General Counsel and Corporate Secretary in August of 2008.  Ms. Mayberry–French comes to Merge Healthcare from Modine Manufacturing Company where she served as senior counsel.  Prior to joining Modine Manufacturing Company, Ms. Mayberry–French was the general counsel and secretary of Assurant Health for seven years.  Ms. Mayberry–French has over 27 years of experience in the healthcare and health insurance industry, including business management of managed care services and federal government contracting.  Ms. Mayberry–French is a Registered Nurse and has been licensed to practice law in Kentucky, Ohio and Wisconsin.  She currently maintains a license to practice only in Wisconsin, but is also admitted in Ohio and Kentucky.

Steven M. Oreskovich was appointed Chief Financial Officer in June 2008.  Prior to his appointment as Chief Financial Officer, Mr. Oreskovich served as our Vice President of Internal Audit since January 2007, as our Chief Accounting Officer and interim Treasurer and interim Secretary from July 2006 to January 2007 and as our Vice President and Corporate Controller from April 2004 to July 2006.  Prior to joining our Company, Mr. Oreskovich served as vice president of finance and operations at Truis, Inc., a company that provided customer intelligence solutions for business–to–business enterprises, from April 2000 to January 2003.  Prior to that, Mr. Oreskovich worked as an auditor at PriceWaterhouseCoopers LLP from September 1994 to April 2000.  Mr. Oreskovich holds a B.S. degree in Accounting from Marquette University and is a C.P.A.

Antonia A. Wells was appointed President of Merge OEM in June 2008.  Prior to her appointment as President Merge OEM, Ms. Wells served as Merge OEM Vice President of Customer Operations since June 2005.  Since joining us in 1999, Ms. Wells has been responsible for Merge OEM’s contract management, quality/regulatory affairs, manufacturing, order management, professional services and internal infrastructure.  Ms. Wells has over 25 years of business management experience, including leadership roles in IT, enterprise system implementation, process re–engineering, and human resources.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, members of our Board, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5).  The Commission requires executive officers, directors and greater than ten percent (10%) shareholders to furnish us with copies of all these forms filed with the Commission.

To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers and Directors complied with their reporting obligations during 2009, with the exception that one late Form 4, which was filed on February 26, 2009 on behalf of Merrick RIS, LLC and Michael W. Ferro, Jr., jointly, with respect to a purchase made on February 23, 2009.

Item 11.                                Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

This item describes our executive compensation program for 2009 and certain elements of the 2010 program.  We use this program to attract, motivate, and retain colleagues whom the Board has selected to lead our business.

This section of the Annual Report explains how the Compensation Committee made its compensation decisions for our officers who also comprise our named executive officers.  Those Named Executive Officers are our Chief Executive Officer, Justin C. Dearborn; our President, Merge Fusion, Nancy J. Koenig; our Vice President, General Counsel and Corporate Secretary, Ann Mayberry–French; our Chief Financial Officer, Steven M. Oreskovich; and our President, Merge OEM, Antonia A. Wells.

MARKET AND BUSINESS CONDITIONS

Although the global economy rebounded somewhat toward the end of 2009, our business remained affected by the downturn that started in 2008.  Healthcare in particular showed country-by-country challenges and opportunities as a direct result of the local government investment.  In 2009 our major market, the U.S., passed dramatic healthcare legislation intended to spark new investment in health IT.  While it originally served to freeze the market as elements of the legislation were further defined, market conditions improved toward the end of 2009 and major market segments are forecasted for growth in 2010 onward.  At the same time, legislation aimed at reducing reimbursement to our customers hindered their ability to invest in our solutions.  Merge Healthcare improved its financial position during the second half of 2008 and continued to grow top line revenue throughout 2009.  Management successfully limited overhead while growing revenue in order to improve our financial strength and sustain future performance.  In 2009 we continued to operate two operational units:  Indirect (selling customized software solutions to original equipment manufacturers in the healthcare information technology industry, CAD solutions and Merge solutions internationally) and Direct (selling software solutions to end–users such as radiologists, diagnostic imaging centers and hospitals, as well as clinical trials solutions to pharmaceutical companies and CROs).  These business units are focused on providing software solutions in the health care market space.  Our business structure is designed to provide each global business unit with the authority and accountability to make decisions as part of the overall Merge Healthcare global business – quickly and with agility – in the best interest of its stakeholders, including our customers.  We believe this business model has contributed to improved performance and increased shareholder value.

PHILOSOPHY AND GOALS OF OUR EXECUTIVE COMPENSATION PROGRAM

Compensation Philosophy

The primary objectives of our executive compensation policies are as follows:

•
to attract and retain talented executives by providing compensation that is in alignment with the compensation provided to executives at companies of comparable size and growth trajectory in the health care information technology industry, while maintaining compensation within levels that are consistent with our annual budget, financial objectives and operating performance; and

•	to provide appropriate incentives for executives to work toward the achievement of our annual financial performance and business goals, based primarily on diluted earnings per share.

Our incentive compensation programs are designed to reward executive and other employee contributions based on the success of our organization.  Specifically, they are designed to reward achievement of our annual financial performance and business goals and creation of shareholder value.

Compensation Mix

Historically, we have used a mix of short–term compensation (base salaries and annual cash incentive bonuses) and long–term compensation (stock option grants and restricted stock awards) to meet the objectives of our compensation programs.  We do not have a fixed policy for allocating between long–term and short–term compensation or between cash and non–cash compensation.  Because we believe that it is important to align the interests of our executives with those of our shareholders, equity incentive compensation has made up a portion of each current executive’s overall compensation package.  In the near term, we plan to continue to use primarily short–term compensation (base salaries and annual cash incentive bonuses) as well as long–term compensation, as appropriate.

The compensation that we pay our Named Executive Officers consists of base salary, cash incentive compensation and stock option awards.  The following discussion explains the reason we pay each element of compensation, how the amount of each element is determined, and how each element fits into our overall compensation philosophy and affects decisions regarding other elements.

We seek to pay executives a base salary in alignment with salaries of executives at companies of comparable position in the healthcare information technology industry and at a rate that fits within our annual budget, financial objectives and operating performance.  We have not historically attempted to make base salary a certain percentage of total compensation.

In light of the Company’s 2009 annual performance and the public sentiment regarding corporate bonus payouts for substandard, annual corporate performance, the Compensation Committee determined that Merge Healthcare’s performance did not warrant cash incentive payments for 2009.

In early 2010, the Compensation Committee established targets for bonuses for Merge Healthcare’s Named Executive Officers.  However, due to the Company’s acquisition of AMICAS, Inc., such targets are no longer in effect.

Role of the Compensation Committee

The Compensation Committee of our Board is responsible for administering our compensation practices and ensuring they are designed to drive corporate performance.  Our Compensation Committee reviews compensation policies affecting our executive officers annually, taking into consideration our financial performance, our position within the health care information technology industry, the executive compensation policies of similar companies in similar industries and, when reviewing individual compensation levels, certain individual factors, including the executive’s level of experience and responsibility and the personal contribution that the individual has made to our success.  Further, our Compensation Committee also considers the global economic trends and the macroeconomic environment.

Annually, our Compensation Committee reviews the base salaries of all executive officers and based on these reviews, may adjust these salaries to ensure external competitiveness and to reflect the executive’s individual position and performance, as well as the performance of our Company.  In addition to these factors, our Compensation Committee considers the recommendations of our Chief Executive Officer when adjusting base salaries of our Named Executive Officers other than himself.  We may also make base salary adjustments during the year if the scope of an executive officer’s responsibility changes relative to the other executives.

Modifications To Our Executive Compensation Program

The Committee continues to focus its efforts to refine the executive compensation structure and process consistent with evolving good governance practices.

Beginning in June 2008, in connection with the investment by Merrick RIS, LLC (“Merrick”) in our Company, several changes occurred in the makeup of our senior management team.  Specifically, effective on the closing of the Merrick investment, Mr. Dearborn became our Chief Executive Officer, Mr. Oreskovich became our Chief Financial Officer, Ms. Koenig became our President of Merge Fusion and Ms. Wells became our President of Merge OEM.  In connection with these changes, the Compensation Committee proposed and the Board accepted several modifications to our executive officer and director compensation programs to ensure that we offer competitive compensation that will help us to retain our executive officers and to reflect the views of the current members of our Board and the Compensation Committee on appropriate compensation structures.

During 2008, we also implemented a different director compensation program than previously utilized for our Directors as set forth in the Director compensation discussion.

We have entered into employment agreements with four (4) Named Executive Officers:  Mr. Dearborn, Ms. Koenig, Mr. Oreskovich and Ms. Wells.  The agreements formalize and confirm the base compensation, target annual bonus amounts and the stock option grants that we agreed to in connection with the hiring of Mr. Dearborn and Ms. Koenig, and Mr. Oreskovich’s and Ms. Wells’ promotions.  The agreements provide for twelve (12) months’ base salary as severance upon a termination other than for cause or other than due to the executive officer’s death or disability, conditioned on the executive officer’s execution of a release agreement.  The agreements do not include a definition of “cause.” In addition, upon a change of control of Merge Healthcare, all of the executive officers’ stock options will vest.  We proposed the amounts of these severance benefits and the triggering events based on the subjective judgments and experiences of the members of the Compensation Committee indicating that these amounts are consistent with market practice and that the triggering events are likely to involve circumstances in which it is customary and appropriate to offer the protections embodied in the employment agreements.

We established the terms of the compensation arrangements with four (4) of our Named Executive Officers at the time of the closing of the Merrick investment, as noted above.  Under the employment agreements, Mr. Dearborn receives an annual base salary of $250,000 and has a target annual bonus equal to his base salary.  Ms. Koenig receives an annual base salary of $200,000 and has a target annual bonus equal to her base salary.   Ms. Wells receives an annual base salary of CAD$200,000 and has a target annual bonus equal to her annual base salary.  Mr. Oreskovich receives an annual base salary of $200,000 and has a target annual bonus equal to 50% of his annual base salary.  The compensation arrangement for Ms. Mayberry–French was determined upon her date of hire.  Those arrangements are as follows:  Ms. Mayberry–French was hired at an annual salary of $150,000 and received a salary increase effective on January 1, 2009, due to additional responsibility for the Human Resources function of Merge Healthcare  Ms. Mayberry–French now receives an annual salary of $160,000 and has a target annual bonus of thirty five percent (35%) of her base salary.  Achievement of bonus for each of the current executive officers is tied to factors defined by the Compensation Committee for the 2009 annual bonus program and could result in a bonus amount that is more or less than the targeted bonus.

Board Leadership Structure and Risk Oversight

We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles.  The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for Board meetings and presides over meetings of the full Board.  We also believe that separation of the positions reinforces the independence of the Board in its oversight of the business and affairs of the Company, and creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders.  We do not have a lead independent director.

The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory, and strategic and reputational risks.  The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports to enable it to understand our risk identification, risk management and risk mitigation strategies.  The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements.  The Audit Committee oversees management of financial risks.  The Nominating and Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed of such risks through committee reports at the Board meeting following a given committee meeting.  This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

In addition to the Company’s formal compliance program, the Board encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day-to-day business operations.  The Company’s risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for the Company.  As a result, the Board (and its committees) periodically asks the Company’s executives to discuss the most likely sources of material future risks and how the Company is addressing any significant potential vulnerability. The Company has reviewed its compensation policies and practices for its employees and does not believe such policies and practices are reasonably likely to have a material adverse effect on the Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S–K set forth above with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

The Compensation Committee

Dennis Brown, Chairperson
Gregg G. Hartemayer
Richard A. Reck

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Tables

The following table relates to the compensation earned by our current Named Executive Officers for the fiscal years ended December 31,  2007, 2008 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	Non Equity Incentive Plan Compensation(3) ($)	All Other Compensation ($)		Total ($)

Justin C. Dearborn(4) Chief Executive Officer	2009 2008	250,000 143,109	–– ––	–– ––	–– 340,000	–– ––	17,453 7,018	(5) (5)	267,453 490,127

Steven M. Oreskovich(6) Chief Financial Officer and Treasurer	2009 2008 2007	200,000 189,583 175,000	–– –– 130,000	–– –– 80,000	––82,000 150,000	–– –– 5,469	14,475 10,222 9,514	(5) (5) (5)	214,475 281,805 549,983

Nancy J. Koenig(4) President, Merge Fusion	2009 2008	200,000 114,487	–– ––	–– ––	–– 82,000	–– ––	4,687 2,236	(5) (5)	204,687 198,723

Antonia A. Wells(7) President, Merge OEM	2009 2008	199,123 160,474	–– ––	–– ––	–– 82,000	–– ––	11,223 5,975	(8) (8)	211,223 248,449

Ann G. Mayberry–French(9) Vice President, General Counsel & Corporate Secretary	2009 2008	160,000 60,288	–– ––	–– ––	–– 88,000	–– ––	15,535 4,882	(5) (5)	175,535 153.170
___________________

(1)	For 2007, reflects a retention bonus of $105,000 for Mr. Oreskovich, and a discretionary bonus of $25,000 for Mr. Oreskovich.

(2)
Our Named Executive Officers were not granted any stock or option awards in the fiscal year ended December 31, 2009.  The dollar amounts for the awards represent the grant-date value calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“FASB ASC 718”) for each Named Executive Officer.  Assumptions used in the calculation of these amounts are included in Note 8 to our audited financial statements for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10–K filed with the Commission on March 12, 2010, as amended March 17, 2010.

(3)	Represents the cash incentive award earned under our 2007 performance–based cash bonus plan.

(4)	Mr. Dearborn and Ms. Koenig each began employment with us at the consummation of the Merrick transaction, effective June 4, 2008.

(5)
For 2009, represents our matching contribution under our 401(k) employee retirement savings plan ($6,510 for Mr. Dearborn, $6,000 for Mr. Oreskovich, and $4,800 for Ms. Mayberry–French) and medical, dental, optical, long term disability and life insurance benefits ($10,943 for Mr. Dearborn, $8,475 for Mr. Oreskovich, $4,687 for Ms. Koenig, and $10,735 for Ms. Mayberry–French).  For 2008, represents our matching contribution under our 401(k) employee retirement savings plan ($1,875 for Mr. Dearborn, $5,688 for Mr. Oreskovich, and $1,125 for Ms. Mayberry–French) and medical, dental, optical and life insurance benefits ($5,143 for Mr. Dearborn, $4,534 for Mr. Oreskovich, $2,236 for Ms. Koenig, and $3,757 for Ms. Mayberry–French).  For 2007, represents our matching contribution under our 401(k) employee retirement savings plan ($5,250 for Mr. Oreskovich) and medical, dental, optical and life insurance benefits ($4,264 for Mr. Oreskovich).

(6)
At the consummation of the Merrick transaction effective June 4, 2008, Mr. Oreskovich was promoted to the position of Chief Financial Officer and Treasurer.  Prior to that time, Mr. Oreskovich held the position of Vice President of Internal Audit.

(7)
At the consummation of the Merrick transaction effective June 4, 2008, Ms. Wells was promoted to the position of President, Merge OEM.  Prior to that time, Ms. Wells held the position of Vice President, Customer Operations of our Cedara business division.

(8)
For 2009, represents our contribution of $5,931 under our Deferred Profit Sharing Plan (“DPSP”) for Canadian employees and the payment of $5,292 in medical, dental, optical and life insurance and related costs for the benefit of Ms. Wells.  For 2008, represents our contribution of $2,207 under our Deferred Profit Sharing Plan (“DPSP”) for Canadian employees and the payment of $3,768 in medical, dental, optical and life insurance and related costs for the benefit of Ms. Wells.

(9)	Ms. Mayberry–French began her employment with us effective August 4, 2008.

Grants Of Plan–Based Awards For Fiscal Year 2009

Merge Healthcare did not grant any plan-based equity or non-equity awards to its Named Executed Officers in fiscal 2009.

Outstanding Equity Awards At 2009 Fiscal Year–End

The following table contains information concerning equity awards held by our current Named Executive Officers that were outstanding as of December 31, 2009.

	OPTION AWARDS				STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)

Justin C. Dearborn	100,000 50,000	300,000 150,000	0.68 1.47	06/03/2014 08/18/2014

Steven M. Oreskovich	20,000 5,000 35,000 100,000 30,000 50,000	–– –– –– –– 15,000 150,000	15.00 12.96 17.50 8.05 4.99 0.68	04/01/2010 07/16/2010 05/31/2011 09/05/2012 04/02/2013 06/03/2014	53,333	179,199

Nancy J. Koenig	50,000	150,000	0.68	06/03/2014

Antonia A. Wells	25,000 10,000 18,750 11,500 50,000	–– –– 6,250 17,500 150,000	17.50 17.82 6.34 4.99 0.68	05/31/2011 10/19/2011 11/16/2012 04/02/2013 06/03/2014	53,333	179,199

Ann G. Mayberry–French	25,000	75,000	1.47	08/18/2014
___________________
(1)	One hundred percent (100%) of the restricted stock will vest on November 24, 2010.

(2)	Reflects the value as calculated using the closing market price of our Common Stock as of the last trading day in fiscal year 2009, December 31, 2009 ($3.36).

In 2009, none of our Named Executive Officers exercised any of their vested options.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Description of Agreements Providing for Potential Payments

Prior to the closing of the investment by Merrick in our Company, we had in place agreements that required us to provide compensation to certain of our executive officers in the event of a termination of employment.  These agreements generally called for increased payments if the termination of employment occurred in connection with a change of control.

With respect to the restricted stock award agreements of Mr. Oreskovich and Ms. Wells, the restrictions lapse and the restricted stock becomes fully vested upon resignation for good reason (as defined in the agreement).  The agreements also provide for the lapse of the restrictions and full vesting upon: (a) the executive officer’s termination of employment due to disability; (b) the executive officer’s termination of employment by us without cause; (c) the executive officer’s involuntary termination of employment within 365 days after a change in control; (d) the executive officer’s resignation for good reason within 365 days of a change in control; or (e) the sale by us of the business unit with respect to which the Named Executive Officer primarily performs services.

A number of former officers of Merge Healthcare had employment agreements with the potential for payment of certain amounts upon termination or a change in control.  However, concurrent with the Merrick transaction described below, such former officers entered into severance agreements with us, which resulted in us paying a lower amount to them upon their separation from Merge Healthcare.  For descriptions of the Named Executive Officer’s employment agreements, see “Modifications To Our Executive Compensation Program” above.

COMPENSATION OF NON–EMPLOYEE DIRECTORS

Following the Merrick transaction discussed below, our non–employee Directors no longer receive cash compensation.  Instead, the Directors received stock options, which options vest over sixteen equal quarterly increments and have an exercise price equal to the closing price of Merge Healthcare’s shares on the date of grant.  For 2008, our current Chairman of the Board was awarded an option grant to purchase 400,000 shares of our Common Stock, our current Chairman of the Audit Committee was awarded an option grant to purchase 300,000 shares of our Common Stock, and each of our other current non-employee Directors were awarded an option grant to purchase 225,000 shares of our Common Stock.  Our Directors were not granted any option awards in 2009.

Director Compensation For Fiscal Year 2009

Our Directors did not receive any cash or equity compensation for their service on the Board in fiscal 2009.

OUTSTANDING EQUITY AWARDS OF DIRECTORS AT FISCAL YEAR END

The following table contains information concerning equity awards held by our Directors that were outstanding as of December 31, 2009.

	Option Awards (1)
Name	Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($ / Share)	Expiration Date	Aggregate Number of Securities Underlying Options (#)

Dennis Brown	5,000		9.78	05/21/2013	295,000
	10,000		16.19	05/20/2014
	15,000		17.50	06/01/2015
	15,000		6.59	12/27/2016
	10,000		5.52	01/30/2017
	15,000		6.01	05/10/2017
	225,000	(2)	1.47	08/18/2018

Michael W. Ferro, Jr.	400,000	(3)	0.57	11/19/2018	400,000

Gregg G. Hartemayer	225,000	(2)	1.47	08/18/2018	225,000

Richard A. Reck	411		7.46	04/23/2013	285,411
	5,000		9.78	05/21/2013
	10,000		16.19	05/20/2014
	15,000		17.50	06/01/2015
	15,000		6.59	12/27/2016
	15,000		6.01	05/10/2017
	225,000	(2)	1.47	08/18/2018

Neele E. Stearns, Jr.	300,000	(4)	1.47	08/18/2018	300,000
___________________

(1)
All options are fully vested and exercisable, with the exception of the options granted on August 19, 2008 with an August 18, 2018 expiration date, and the options granted on November 20, 2008 with a November 19, 2018 expiration date, which options vest and are exercisable as noted below.

(2)
Options vest in sixteen (16) equal quarterly increments of 14,062.5 shares, with the first increment vesting on the date of grant, August 19, 2008, with subsequent increments vesting on November 30, February 28, May 31 and August 31 thereafter.

(3)
Options vest in sixteen (16) equal quarterly increments of 25,000 shares, with the first increment vesting on the date of grant, November 20, 2008, with subsequent increments vesting on February 28, May 31, August 31 and November 30 thereafter.

(4)
Options vest in sixteen (16) equal quarterly increments of 18,750 shares, with the first increment vesting on the date of grant, August 19, 2008, with subsequent increments vesting on November 30, February 28, May 31 and August 31 thereafter.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 28, 2010, the beneficial ownership of shares of our Common Stock, by:  (i) each person that is known to us to beneficially own or exercise the voting or dispositive control of five percent (5%) or more of our outstanding Common Stock; (ii) each of our Directors and Named Executive Officers; and (iii) all of our Directors and

Named Executive Officers as a group.  Except pursuant to marital property laws or as otherwise indicated in the footnotes to the table, each of the shareholders named below has sole voting and investment power with respect to the shares shown as beneficially owned by such shareholder.  In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire the beneficial ownership within sixty (60) days.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percentage of Total Outstanding
Merrick RIS, LLC / Michael W. Ferro, Jr.(3)	30,090,137	36.4%
NorthPointe Capital, LLC(4)	5,625,779	6.8%
Dennis Brown	594,427	(*)
Justin C. Dearborn	290,022	(*)
Gregg G. Hartemayer	201,140	(*)
Nancy J. Koenig	122,160	(*)
Ann G. Mayberry–French	53,462	(*)
Steven M. Oreskovich(5)	363,092	(*)
Richard A. Reck	422,549	(*)
Neele E. Stearns, Jr.	371,610	(*)
Antonia A. Wells	244,680	(*)
All Directors and Named Executive Officers as a Group (10 persons)	32,753,279	39.6%

(*)Less than 1% of outstanding Common Stock.

(1)
The business address of each beneficial owner who is also a Director or Named Executive Officer of Merge Healthcare is c/o Merge Healthcare Incorporated, 6737 West Washington Street, Suite 2250, Milwaukee, Wisconsin 53214–5650.  The business address for Merrick RIS, LLC is 233 North Michigan Avenue, Suite 2330, Chicago, Illinois 60601.  The business address of NorthPointe Capital, LLC is 101 West Big Beaver, Suite 745, Troy, Michigan 48084.

(2)
Share amounts include the following numbers of shares of Common Stock which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within sixty (60) days of April 28, 2010:  175,000 for Mr. Ferro; 182,500 for Mr. Brown; 250,000 for Mr. Dearborn; 112,500 for Mr. Hartemayer; 100,000 for Ms. Koenig, 25,000 for Ms. Mayberry–French; 285,000 for Mr. Oreskovich; 172,911 for Mr. Reck; 150,000 for Mr. Stearns; 180,000 for Ms. Wells; and 1,632,911 for all Directors and Named Executive Officers as a group.

(3)
Merrick RIS, LLC also holds 10,000 shares of Series A Preferred Stock of Merge Healthcare, representing 24% of the shares of Series A Preferred Stock issued by Merge Healthcare in connection with its acquisition of AMICAS, Inc.

(4)
As reported on a Schedule 13G/A filed with the Commission on April 7, 2010, by NorthPointe Capital, LLC, a registered investment advisor, of which NorthPointe Capital, LLC has sole voting power with respect to 4,508,056 of the number of shares beneficially owned and sole dispositive power with respect to 5,625,779 of the number of shares beneficially owned.

(5)	Includes 53,333 shares of Restricted Common Stock granted on November 24, 2007, which shares shall become 100% vested and non–forfeitable on the third anniversary of the grant date.

EQUITY COMPENSATION PLAN SUMMARY

The following table provides information about the Company’s equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by shareholders	5,021,995	(1)	$3.57	2.593.506	(2)
Equity compensation plans not approved by shareholders	––		––	––

Total	5,021,995		$––	2,593,506

______________

(1)	Represents outstanding options to purchase the Company’s common stock.
(2)	Represents options available to purchase the Company’s common stock under the 2005 Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

REVIEW OF RELATED PERSON TRANSACTIONS

The Company adopted written policies and procedures regarding related person transactions.  For purposes of these policies and procedures:

•	A “related person” means any of our Directors, executive officers, nominees for director, holder of five percent (5%) or more of our Common Stock or any of their immediate family members; and

•
A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $50,000, and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, Directors or nominees for director is required to disclose certain information relating to related persons transactions for review, approval or ratification by our Audit Committee.  Disclosure to our Audit Committee should occur before, if possible, or as soon as practicable after the related person transaction is effected, but in any event as soon as practicable after the executive officer, Director or nominee for director becomes aware of the related person transaction.  Our Audit Committee’s decision whether or not to approve or ratify a related person transaction is to be made in light of its determination that consummation of the transaction is not or was not contrary to the best interests of Merge Healthcare.  Any related person transaction must be disclosed to our full Board.

TRANSACTIONS WITH RELATED PERSONS

Software License Agreement with Merrick Healthcare Solutions

Effective March 31, 2009, we entered into a software license agreement with Merrick Healthcare Solutions, an entity doing business as Olivia Greets.  Olivia Greets is wholly owned by Merrick.  This transaction was approved by the Audit Committee in accordance with its written policies and procedures regarding related person transactions.  The revenue generated by this agreement is estimated to be $400,000, exclusive of optional services, which may be purchased by Olivia Greets, over its term.

Repayment of Merrick Term Note

On November 18, 2009, the Company used $18.1 million of the net proceeds from its registered direct public offering of 9,084,032 shares of its common stock to prepay in full the term note that was held by Merrick RIS, LLC (“Merrick”) pursuant to the securities purchase agreement that the Company entered into with Merrick in May of 2008.  As a result of the prepayment, the Company was required to pay 118% of the outstanding $15.0 million principal of the term note and accrued and unpaid interest of $395,000.  Prior to its repayment, the term note had an interest rate of 13.0% per annum, and was to become payable in a single installment in June 2010.  In connection with the prepayment of the term note, Merrick waived certain piggyback registration rights and Michael W. Ferro, Jr. agreed not to offer or sell any of the Company’s common stock held by him (or any securities convertible into, exercisable for or exchangeable or exercisable for shares of common stock) prior to 90 days following November 13, 2009, subject to certain exceptions.

Merrick beneficially owns, as of April 28, 2010, 36.1% of the Company’s outstanding common stock (excluding 175,000 shares of common stock which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within sixty (60) days by Michael W. Ferro, Jr.).  Michael W. Ferro, Jr., the Company’s Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick.  Accordingly, Mr. Ferro indirectly owned and controlled the term note and indirectly owns all of the shares of common stock owned by Merrick.  In addition, Justin C. Dearborn, the Chief Executive Officer and Director of the Company, served as Managing Director and General Counsel of Merrick Ventures, LLC, an affiliate of Merrick, from January 2007 until his appointment as Chief Executive Officer on June 4, 2008.

Amendment of Merrick Consulting Agreement

In January of 2009, the Company entered into a Consulting Agreement with Merrick which was effective as of January 1, 2009, had a one year term and which allowed the Company to take advantage of certain consulting services offered by Merrick to the Company.  These services included, but were not limited to, investor relations, financial analysis and strategic planning.  Effective on January 1, 2010, the Company and Merrick entered into an amendment to extend the term of this Consulting Agreement through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  The Audit Committee of the Company considered the amendment to the Consulting Agreement prior to its execution and approved its terms. The fees under the Consulting Agreement in 2009 were approximately $400,000.

Merrick’s Debt and Equity Investment in Connection with our Acquisition of AMICAS, Inc.

On April 28, 2010, Merrick purchased an aggregate principal amount of $5.0 million of the $200 million of 11.75% senior secured notes due 2015 that we offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  The notes purchased by Merrick were purchased at the same purchase price per note as the other investors in the offering. Merrick has agreed for a period of 180 days from the closing of the offering not to, without the prior written consent of Morgan Stanley & Co. Incorporated, offer, sell or contract to sell, or otherwise dispose of, directly or indirectly, or announce the offering of, the notes purchased by it in the offering.

In addition, Merrick subscribed for and purchased 1.8 million shares of our common stock at the purchase price of $2.07 per share and 10,000 shares of our Series A Preferred Stock at the same purchase price as the of $627.40 per share in a private placement to fund a portion of our acquisition of AMICAS, Inc.  The shares of common stock and Series A Preferred Stock purchased by Merrick were purchased at the same purchase price per share as the other investors in the private placement.

DIRECTOR INDEPENDENCE

Our Board follows the NASDAQ Global Market Rules regarding the independence of directors.  The Board recognizes that independent directors play an important role in assuring investor confidence.  As such, the Board has determined that each of Messrs. Brown, Hartemayer, Reck, and Stearns is independent under the listing standards of the NASDAQ Global Market.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by BDO Seidman, LLP for the audit of Merge Healthcare’s annual financial statements for the years ended December 31, 2008 and December 31, 2009.

	2009	2008
Audit fees(1)	$767,814	$337,000
Audit–related fees	––	––
Tax	––	––
All other fees	––	––
Total fees	$767,814	$337,000

(1)
Audit fees include fees for the annual financial statement audit, quarterly reviews, comfort letters, consents and review of, and assistance with, Current Reports on Form 8–K.  In 2008, management’s report on internal control over financial reporting was not subject to attestation by BDO Seidman, LLP pursuant to temporary rules of the Commission that permitted us to provide only a report from management.

POLICY ON AUDIT COMMITTEE PRE–APPROVAL OF AUDIT AND PERMISSIBLE NON–AUDIT SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Consistent with the Commission and the Public Company Accounting Oversight Board (“PCAOB”) requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In recognition of this responsibility, the Audit Committee has established a policy to pre–approve all audit and permissible non–audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for each year’s audit, management will submit a list to the Audit Committee for its approval of services and related fees expected to be rendered and fees expected to be incurred during that year within each of four (4) categories of services to the Audit Committee for approval.

•
Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including quarterly reviews, comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

•
Audit–Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•
Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax–related activities, primarily in the area of corporate development; supporting other tax–related regulatory requirements; and tax compliance and reporting.  The Company generally does not request such services from the independent registered public accounting firm.

•
All Other services are those services not captured in the audit, audit–related or tax categories.  The Company generally does not request such services from the independent registered public accounting firm.

The Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre–approval categories.  In those instances, the Audit Committee requires specific pre–approval before engaging the independent registered public accounting firm.  The Audit Committee may delegate pre–approval authority to one or more of its members.  The member to whom such authority is delegated must report any pre–approval decisions to the Audit Committee at its next scheduled meeting.

AUDIT COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the Commission, or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.

We, the members of the Audit Committee, represent the following:

1.	The Audit Committee has reviewed and discussed Merge Healthcare’s audited financial statements with management;

2.
The Audit Committee has discussed with BDO Seidman, LLP, Merge Healthcare’s independent registered public accounting firm for fiscal year 2009, the matters required to be discussed by Statement of Auditing Standards No. 61 (Codification of Statements on Auditing Standards), as may be modified or supplemented;

3.
The Audit Committee has received the written disclosures and the letter from BDO Seidman, LLP required by the Public Company Accounting Oversight Board rule that relates to independence (Rule 3526), as may be modified or supplemented, and has discussed with BDO Seidman, LLP, its independence as Merge Healthcare’s independent registered public accounting firm; and

4.
Based on the review and discussions referred to above, the Audit Committee recommended to our Board that the audited financial statements be included in Merge Healthcare’s Annual Report on Form 10–K for the year ended December 31, 2008, for filing with the Commission.

The Audit Committee

Neele E. Stearns, Jr., Chairperson
Dennis Brown
Richard A. Reck
Neele E. Stearns, Jr.