Form 10-Q
period 2010-03-31
MERGE HEALTHCARE INC
filed 2010-05-07
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filers”, “large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of May 7, 2010: 82,758,904

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except for share data)

	March 31,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents, including restricted cash of $517 and $559 at March 31, 2010 and December 31, 2009, respectively	$15,837	$19,621
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,333 and $1,287 at March 31, 2010 and December 31, 2009, respectively	20,926	17,219
Inventory	312	280
Prepaid expenses	1,968	1,896
Deferred income taxes	142	142
Preferred stock deposits in escrow	25,700	-
Other current assets	3,638	3,590
Total current assets	68,523	42,748
Property and equipment:
Computer equipment	5,995	8,542
Office equipment	1,996	2,347
Leasehold improvements	1,741	1,715
	9,732	12,604
Less accumulated depreciation	5,902	8,727
Net property and equipment	3,830	3,877
Purchased and developed software, net of accumulated amortization of $16,479 and $15,488 at March 31, 2010 and December 31, 2009, respectively	12,227	12,621
Customer relationships and trade names, net of accumulated amortization of $2,825 and $2,411 at March 31, 2010 and December 31, 2009, respectively	6,500	6,715
Goodwill	30,784	28,749
Deferred income taxes	4,689	4,689
Investments	510	523
Other assets	3,021	327
Total assets	$130,084	$100,249
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,137	$4,444
Accrued wages	1,880	1,950
Restructuring accrual	470	879
Current portion of capital lease obligations	121	130
Preferred stock deposits	30,000	-
Other accrued liabilities	2,593	1,535
Deferred revenue	16,804	15,579
Total current liabilities	57,005	24,517
Capital lease obligations, net of current portion	27	75
Deferred income taxes	68	68
Deferred revenue	1,365	1,193
Income taxes payable	5,476	5,461
Other	786	798
Total liabilities	64,727	32,112
Shareholders' equity:
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Series 3 Special Voting Preferred Stock, no par value: one share authorized; zero shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 74,801,731 and 74,791,753 shares shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	748	748
Common stock subscribed, 15,509 and 9,978 shares at March 31, 2010 and December 31, 2009, respectively	31	32
Additional paid-in capital	524,500	524,114
Accumulated deficit	(461,508)	(458,356)
Accumulated other comprehensive income	1,586	1,599
Total shareholders' equity	65,357	68,137
Total liabilities and shareholders' equity	$130,084	$100,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2010	2009
Net sales:
Software and other	$9,365	$8,684
Services and maintenance	10,605	6,625
Total net sales	19,970	15,309
Cost of sales:
Software and other	704	1,230
Services and maintenance	4,494	2,150
Depreciation and amortization	1,218	650
Total cost of sales	6,416	4,030
Gross margin	13,554	11,279
Operating costs and expenses:
Sales and marketing	2,819	1,672
Product research and development	3,256	2,271
General and administrative	3,851	3,252
Acquisition-related expenses	5,938	-
Depreciation and amortization	840	548
Total operating costs and expenses	16,704	7,743
Operating income (loss)	(3,150)	3,536
Other income (expense):
Interest expense	(5)	(761)
Interest income	15	8
Other, net	36	81
Total other income (expense)	46	(672)
Income (loss) before income taxes	(3,104)	2,864
Income tax expense	48	22
Net income (loss)	$(3,152)	$2,842
Net income (loss) per share - basic	$(0.04)	$0.05
Weighted average number of common shares outstanding - basic	74,801,177	56,304,568
Net income (loss) per share - diluted	$(0.04)	$0.05
Weighted average number of common shares outstanding - diluted	74,801,177	57,189,532

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,152)	$2,842
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,058	1,198
Share-based compensation	354	519
Change in contingent consideration for acquisitions	165	-
Amortization of note payable issuance costs & discount	-	274
Provision for doubtful accounts receivable and sales returns, net of recoveries	55	234
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,574)	(842)
Inventory	(20)	436
Prepaid expenses	(72)	53
Accounts payable	694	(626)
Accrued wages	(70)	169
Restructuring accrual	(408)	(500)
Deferred revenue	849	(2,004)
Other accrued liabilities	(324)	(333)
Other	(1,157)	463
Net cash provided by (used in) operating activities	(4,602)	1,883
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,350)	-
Purchases of property, equipment, and leasehold improvements	(555)	(67)
Change in restricted cash	42	258
Preferred stock deposits in escrow	(25,700)	-
Net cash provided by (used in) investing activities	(27,563)	191
Cash flows from financing activities:
Note and stock issuance costs paid	(1,551)	-
Proceeds from exercise of stock options and employee stock purchase plan	31	26
Principal payments on capital leases	(57)	-
Preferred stock deposits	30,000	-
Net cash provided by financing activities	28,423	26
Net increase (decrease) in cash and cash equivalents	(3,742)	2,100
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,062	17,227
Cash and cash equivalents (net of restricted cash), end of period (2)	$15,320	$19,327

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5	$488
Cash paid for income taxes, net of refunds	$56	$(207)

(1)	Net of restricted cash of $559 and $621 at December 31, 2009 and 2008, respectively.
(2)	Net of restricted cash of $517 and $363 at March 31, 2010 and 2009, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
	Shares Issued	Issued Amount	Shares Subscribed	Subscribed Amount	Shares Issued	Issued Amount	Additional Paid–in Capital	Accumulated Deficit	Other Comprehensive Income	Total Shareholders’ Equity
Balance at December 31, 2009	-	$-	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137
Stock issued under ESPP	-	-	5,531	(1)	9,978	-	32	-	-	31
Share-based compensation expense	-	-	-	-	-	-	354	-	-	354
Net loss	-	-	-	-	-	-	-	(3,152)	-	(3,152)
Other comprehensive loss	-	-	-	-	-	-	-	-	(13)	(13)
Balance at March 31, 2010	-	$-	15,509	$31	74,801,731	$748	$524,500	$(461,508)	$1,586	$65,357

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$(3,152)	$2,842
Unrealized loss on marketable security	(13)	(163)
Comprehensive net income (loss)	$(3,165)	$2,679

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as “Merge,” “we,” “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The results of operations for the quarterly period ended March 31, 2010 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Acquisitions

Insignificant Acquisition

We completed one insignificant acquisition of assets in the first quarter of 2010. Based on our preliminary purchase price allocation, estimated total consideration was $2,674, including $1,350 in cash, $150 held in escrow and contingent consideration of $1,174.

Acquisition of AMICAS, Inc.

On April 28, 2010, we completed our acquisition of AMICAS, Inc. (AMICAS) through a tender offer for the 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash. Following the tender offer, we purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS. Total transaction consideration was approximately $223,910. In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options. The holders of shares of restricted stock were paid $6.05 per share in cash. The total consideration paid to option and restricted stock holders was approximately $22,906.

We financed the transaction with $200,000 of senior secured notes (Notes), cash already available at the two companies and proceeds of $41,750 from the issuance of preferred and common stock. The Notes were issued at 97.266% of the principal amount, are due in 2015, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. In connection with the Notes, we incurred issuance costs of $2,378 (which are recorded in other assets on the condensed consolidated balance sheet as of March 31, 2010) and will incur additional costs in the second quarter of 2010. These issuance costs will be recorded as a long-term asset and amortized over the life of the Notes.

We issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for the $41,750 of proceeds received. As of March 31, 2010, we had received and placed $30,000 of the preferred stock proceeds in escrow pursuant to the Merger Agreement with AMICAS and were required to release $4,300 of the escrow to pay one-half of the break-up fees due to a former potential acquirer of AMICAS. In connection with the preferred and common stock offering, we incurred issuance costs of $142 (which are recorded in other assets in our condensed consolidated balance sheet as of March 31, 2010) and will incur additional costs in the second quarter of 2010. These issuance costs will be recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet upon issuance of the preferred and common stock in April 2010. Please see Note 6 for further information regarding the preferred stock and common stock issuance.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

In addition, we incurred $5,938 of costs related to our acquisitions which are recorded in our statement of operations in the quarter ended March 31, 2010. We expect to incur additional costs related to acquisitions, and will record such costs in the period the services are provided.

(3)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill by segment (as further discussed in Note 12) for the three months ended March 31, 2010, are as follows:

	Indirect	Direct	Total
Balance at December 31, 2009	13,245	15,504	28,749
Goodwill due to insignificant acquisitions	-	2,035	2,035
Balance at March 31, 2010	$13,245	$17,539	$30,784

Other Intangible Assets

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of March 31, 2010 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	4.1	$21,291	$(10,212)
Customer relationships	7.2	8,755	(2,777)
Trade names	7.5	570	(48)
Total		$30,616	$(13,037)

In the quarter ended March 31, 2010, we increased the gross carrying amount of purchased software and customer relationships by $597 and $199, respectively, related to insignificant asset purchases completed in 2010.

Estimated aggregate amortization expense for purchased software and customer relationships, which become fully amortized in 2019, for the remaining periods is as follows:

For the remaining 9 months of the year ended:	2010	$3,941
For the year ended December 31:	2011	3,573
	2012	2,372
	2013	2,349
	2014	2,198
	Thereafter	3,146

As of March 31, 2010, we had gross capitalized software development costs of $7,415 and accumulated amortization of $6,267. The weighted average remaining amortization period of capitalized software development costs was 3.4 years as of March 31, 2010. We did not capitalize any software development costs in the three months ended March 31, 2010 or 2009.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

Amortization expense for our intangible assets is set forth in the following table:

	Three Months Ended March 31,
	2010	2009
Amortization of intangible assets:
Purchased software	862	469
Capitalized software	129	181
Customer relationships and trade names	414	237
Total	$1,405	$887

Amortization expense for purchased software and capitalized software development costs are expensed within cost of sales on a ratable basis over the life of the related intangible asset. Customer relationships and trade names amortization expense is being expensed in the depreciation and amortization expense classification of operating costs and expenses over the life of the related intangible asset.

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

Non-Current Investments

At March 31, 2010, we held securities in a publicly traded entity valued at $97 and private companies valued at $413, which are classified as non-current assets. In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. In calculating potential impairment losses for the private company securities, we evaluate the fair value of these investments by comparing them to certain public company metrics such as revenue multiples, independent transactions involving such securities, and inquiries and estimates made by us. The following tables set forth our non-current investments that are carried at fair value:

	Level 1	Level 2	Level 3	Balance at March 31, 2010
Investment in publicly traded equity security	$97	$-	$-	$97
Investments in equity securities of private companies	-	-	413	413
Total	$97	$-	$413	$510

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Investment in publicly traded equity security	$110	$-	$-	$110
Investments in equity securities of private companies	-	-	413	413
Total	$110	$-	$413	$523

We performed the evaluation of our Level 3 investments in the quarterly period ended March 31, 2010, and concluded that there was no significant change in their fair value.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

Balance at March 31, 2010
Cumulative translation adjustment	$1,936
Net unrealized loss on available-for-sale security	(350)
Total accumulated other comprehensive income	$1,586

(5)	Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures), under which we received certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term. Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement. Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures. Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures. Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick. As of March 31, 2010, Merrick and its affiliates owned approximately 37.4% of our common stock. In addition, Justin C. Dearborn, our Chief Executive Officer and a Director, served as Managing Director and General Counsel of Merrick Ventures from January 2007 until his appointment as Chief Executive Officer of Merge on June 4, 2008. In the three months ended March 31, 2010 and 2009, we paid fees of $0 and $100, respectively, to Merrick under the consulting agreement and expensed fees of $250 and $100, respectively, within the general and administrative expense classification of operating costs and expenses. We also paid and expensed an insignificant amount of reimbursable expenses in the three months ended March 31, 2010 and 2009, and have recorded $253 and $30, respectively, in accounts payable covering obligations under this agreement as of March 31, 2010 and 2009. Upon completion of the AMICAS acquisition in April 2010, we paid Merrick a success fee of $1,000.

In February 2010, we entered into a VAR agreement with Merrick Healthcare, an affiliate of Merrick Ventures, under which we may market, resell, or supply certain of its products and services. Under terms of the agreement, products and services will be purchased on a per unit basis from Merrick Healthcare. The agreement is in effect for 12 months and renews automatically at the end of the term unless terminated by either party at least 30 days prior to the end of the then-current term. In the first quarter of 2010, we paid Merrick Healthcare $22 for certain products and services sold by us under this agreement.

In February 2010, we entered into equity commitment agreements with both Merrick and Merrick Venture Management LLC, an affiliate of Merrick Ventures, under which they committed to purchase up to an aggregate of $30,000 of Merge preferred and common stock. At March 31, 2010, we held $20,000 in escrow from Merrick and Merrick Venture Management LLC, which is recorded in preferred stock deposits in escrow within current assets in our condensed consolidated balance sheet. We have also recorded the corresponding $20,000 liability in preferred stock deposits in our condensed consolidated balance sheet. Based on the terms of the commitment letters, upon close of the AMICAS acquisition in April 2010, we paid a fee of 2% of the $30,000 committed by Merrick and Merrick Venture Management LLC, for a total of $600. These costs were recorded in additional paid-in capital as stock issuance costs.

On April 1, 2010, we entered into a Securities Purchase Agreement with Merrick, under which Merrick subscribed to purchase 10,000 shares of Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of common stock for an aggregate purchase price of $10,000, under the same terms and conditions as other investors, as further indicated in Note 6. As a result of the stock purchases of other investors, $10,000 of the $20,000 escrowed at March 31, 2010 was subsequently returned to Merrick. Following completion of the securities issuance, Merrick will beneficially own approximately 36.1% of our outstanding common stock.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

(6)	Shareholders’ Equity

On April 1, 2010, we entered into a Securities Purchase Agreement with a limited number of institutional and accredited investors, including Merrick and Merrick Venture Management LLC, under which we agreed to issue an aggregate of 41,750 shares of Series A Preferred Stock and 7,515,000 shares of our common stock for total proceeds of $41,750. We used the net proceeds from the offering to finance the acquisition of AMICAS, Inc. The shares of Series A Preferred Stock will rank in priority, with respect to payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of our capital stock. The holders of Series A Preferred Stock will be entitled to receive cumulative compounding dividends at a rate of 15% per annum of the (Designated Price) of $1,000 per share of Series A Preferred Stock (as adjusted for stock splits, combinations, reclassifications and the like). Subject to certain written notice requirements, we may, at any time and on a pro rata basis, redeem the outstanding Series A Preferred Stock by paying the Designated Price per share plus any accrued but unpaid dividends. Upon a change of control, which is defined in the Securities Purchase Agreement as “the occurrence of a sale of all of the capital stock of the Company (including by merger or consolidation or other similar transaction subsequent to Board approval) or a sale of all or substantially all of the assets of the Company to a Person or Persons in a transaction or series of transactions that include a subsequent distribution of all the proceeds to the holders of Common Stock,” the holders of the Series A Preferred Stock may, subject to certain restrictions specifically outlined in the Securities Purchase Agreement, require us to redeem all of such holders’ then-outstanding shares of Series A Preferred Stock by paying in cash the Designated Price per share plus any accrued but unpaid dividends. In addition, in the event that, prior to the second anniversary of the date such shares are issued, we seek to redeem a holder’s shares of Series A Preferred Stock or such holder elects to require us to redeem his shares of Series A Preferred Stock upon a Change of Control, such holder will also be entitled to receive a minimum of two years of dividend payments (giving effect to the payment of any dividends actually paid prior to such date). We are in the process of determining the fair values of the preferred and common stock, with the assistance of valuation experts.

(7)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended March 31,
	2010	2009
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$6	$15
Sales and marketing	83	92
Product research and development	62	82
General and administrative	203	330
Total	$354	$519

Stock option activity in the three months ended March 31, 2010 is set forth in the following table:

Number of Options
Options outstanding, December 31, 2009	5,021,995
Options granted	25,000
Options exercised	-
Options forfeited and expired	(101,528)
Options outstanding, March 31, 2010	4,945,467

Options exercisable, March 31, 2010	2,225,373

There was no restricted stock award activity in the three months ended March 31, 2010. There were 426,664 shares of restricted stock outstanding as of March 31, 2010.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

As of March 31, 2010, there was approximately $2,600 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

(8)	Commitments and Contingencies

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

(9)	Restructuring

The following table sets forth the activity related to our 2008 and 2009 restructuring initiatives in the three months ended March 31, 2010:

	Employee Termination Costs	Contract Exit Costs	Total
2008 Initiatives
Balance at December 31, 2009	$83	$217	$300
Payments	-	(203)	(203)
Balance at March 31, 2010	83	14	97
Third Quarter 2009 Initiative
Balance at December 31, 2009	579	-	579
Payments	(214)	-	(214)
Foreign exchange	8	-	8
Balance at March 31, 2010	373	-	373
Total Balance at March 31, 2010	$456	$14	$470

On April 29, 2010, we committed to a restructuring initiative to materially reduce our workforce and exit certain facilities. This action was taken concurrent with the acquisition of AMICAS based upon our assessment of ongoing personnel needs. We expect to incur between $4,000 and $5,000 of severance costs and $3,000 and $4,000 of contract exit costs in the second and third quarters of 2010 that relate to this initiative.

(10)	Income Taxes

We record income tax expense on an interim basis. The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period. The estimated annual effective income tax rate reflects the effect of changes in a valuation allowance due to expected current year earnings or loss. A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized. Further limitations may apply to deferred tax assets if ownership changes occur. There was no material change in unrecognized tax benefits in the three month period ending March 31, 2010, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

(11)	Earnings Per Share

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

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income (loss)	$(3,152)	$2,842
Denominator:
Weighted average number of shares of Common Stock outstanding - basic	74,801,177	56,304,568
Effect of stock options	-	404,967
Effect of restricted stock	-	479,997
Denominator for net income (loss) per share - diluted	74,801,177	57,189,532
Net income (loss) per share - basic	$(0.04)	$0.05
Net income (loss) per share - diluted	$(0.04)	$0.05

The weighted average number of shares of common stock outstanding used to calculate basic net income (loss) per share includes exchangeable share equivalent securities traded on the Toronto Stock Exchange of zero and 730,198 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010 and 2009, options to purchase 1,980,467 and 3,110,945 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.

As a result of the loss in the three months ended March 31, 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 1,280,452 and 426,664, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(12)	Segment Information

We have reportable segments, which we have designated as Direct and Indirect, based on business unit operations that have similar economic characteristics.

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

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements (continued)

(Unaudited and in thousands, except for share and per share data)

We evaluate the performance of these segments based on their respective revenues and segment operating income, which excludes certain corporate costs, amortization expense that is not specific to a segment, net interest expense and income taxes. The following tables provide segment information for the periods indicated:

	Three Months Ended March 31, 2010
	Indirect	Direct	Total
Net sales:
Software and other	$5,517	$3,848	$9,365
Service and maintenance	3,127	7,478	10,605
Total net sales	$8,644	$11,326	$19,970
Expenses	5,846	8,785	14,631
Segment income	$2,798	$2,541	5,339

Net corporate/other expenses (1)			8,443
Loss before income taxes			$(3,104)

	Three Months Ended March 31, 2009
	Indirect	Direct	Total
Net sales:
Software and other	$6,264	$2,420	$8,684
Service and maintenance	2,121	4,504	6,625
Total net sales	$8,385	$6,924	$15,309
Expenses	4,407	4,471	8,878
Segment income	$3,978	$2,453	6,431

Net corporate/other expenses (1)			3,567
Income before income taxes			$2,864

(1)
Net corporate/other expenses include public company costs, share-based compensation, certain amortization not attributable to business segments, corporate administration costs, acquisition-related expenses and net interest expense.

(13)	Recent Accounting Pronouncements

There were no recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements. These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements. These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2009.

Management’s Discussion and Analysis is presented in the following order:

—	Overview
—	Results of Operations
—	Liquidity and Capital Resources
—	Material Off Balance Sheet Arrangements
—	Critical Accounting Policies

Overview

We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience. Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years. We continue to expand our product offerings through strategic acquisitions, including:

—	Confirma, Inc. (Confirma), a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies, on September 1, 2009, which we renamed Merge CAD;

—	etrials Worldwide, Inc. (etrials), a provider of clinical trials software and services, on July 20, 2009, which we renamed Merge eClinical; and

—	Two insignificant asset purchases in 2009 as well as one additional insignificant asset purchase in the first quarter of 2010.

On April 28, 2010, we completed our acquisition of all of the outstanding common stock of AMICAS, Inc. (AMICAS) for $6.05 per share in cash. Total transaction consideration was approximately $223.9 million. In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options. The holders of shares of restricted stock were paid $6.05 per share in cash. The total consideration paid to option and restricted stock holders was approximately $22.9 million.

We financed the transaction with $200.0 million of senior secured notes (Notes), cash already available at the two companies and proceeds of $41.8 million from the issuance of preferred and common stock. The Notes were issued at 97.266% of the principal amount, are due in 2015, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year). In connection with the Notes, we incurred issuance costs of $2.4 million in the first quarter of 2010, and will incur additional costs in the second quarter of 2010. These costs are recorded as a long-term asset and will be amortized over the life of the Notes.

We issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for the $41.8 million of proceeds received. As of March 31, 2010, we had received and placed $30.0 million of the preferred and common stock proceeds in escrow pursuant to the Merger Agreement with AMICAS and were required to release $4.3 million of the escrow to pay for one-half of the break-up fees due to a former potential acquirer of AMICAS. In connection with the preferred and common stock offering, we incurred issuance costs of $0.1 million in the first quarter of 2010, and will incur additional costs in the second quarter of 2010. These costs will be recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet upon issuance of the preferred and common stock in April 2010.

Index

In addition, we incurred approximately $5.9 million of costs related to our acquisitions in the first quarter of, 2010. We expect to incur additional costs related to acquisitions, and will record such costs in the period the services are provided.

Our key reasons for acquiring AMICAS and creating a combined company include:

Complementary Product Suites.

We believe both Merge and AMICAS’ current customers will benefit from the combined company’s enhanced suite of products ranging from point solutions to end-to-end solutions for imaging workflow. For example, we believe the combined company will enable us to offer our customers solutions in revenue cycle management, specialty cardiology PACS and enterprise content management, while AMICAS’ customers will have access to Merge’s computer aided detection (CAD), interoperability and other such solutions. The combined company creates a significant opportunity to sell each company’s current solutions through each other’s existing installed bases which we believe will facilitate our growth initiatives.

Adjacent Customer Footprint.

We have in the past targeted different customers from AMICAS. The acquisition will create an opportunity to cross-sell Merge’s and AMICAS’ solutions to different provider bases and to use Merge’s international footprint to increase revenues of AMICAS products. While we have primarily focused on outpatient imaging sites in the RIS/PACS market, AMICAS has a more balanced revenue stream from outpatient imaging sites as well as radiology, cardiology, and enterprise solutions in the hospital market. AMICAS has an immaterial international presence while 23% of Merge’s sales were derived outside of the U.S. for the year ended December 31, 2009. Moreover, we have indirect and e-commerce market channels, which will be additional channels for select AMICAS solutions. We believe our adjacent footprints will enable the combined company to provide its product suite across the majority of service providers and throughout Merge’s existing global footprint.

Our Competitive Strengths

Leading Healthcare IT Solution Provider

We believe the acquisition will create a leading imaging software company. Both Merge and AMICAS’ core focus is medical imaging IT, unlike many of the other larger vendors in the RIS/PACS market. We believe this focus allows us to be more responsive to the evolving technological needs of our customers. The combined company would have had a combined market share of approximately 12% of the North America RIS/PACS market, according to a Frost & Sullivan report published in July 2009. The combined company will have over 40 years of innovation in medical imaging software development, and substantial intellectual property. The acquisition enhances Merge’s product suite which we believe will position the combined company to more effectively meet customer needs across most major provider segments.

Diversified Customer Base and Business Model

The combined company generated sales from 35 countries in 2009 with new contracts being signed in 24 countries over the past year. A significant opportunity exists to expand the combined company’s product offering in countries where it generates sales today, and many international markets represent greenfield opportunities.

We believe the combined company’s direct and indirect channel focus will allow it to reach a broad range of end customers. The combined company will have served approximately 1,400 hospital sites, approximately 2,200 outpatient imaging sites and approximately 250 original equipment manufacturers (OEMs). In addition, the eCommerce business has experienced over 100,000 downloads and Merge has participated in over 1,000 clinical trials in 65 countries. Although both Merge and AMICAS participate in the medical imaging market, the combined company has complementary customer bases and, as of December 31, 2009, no single customer would account for more than approximately 5% of the combined company’s total revenue.

Significant Recurring Revenue and Backlog Provides High Visibility

The combined company is expected to generate recurring revenue that exceeds 60% of annual revenues. A significant portion of the combined company’s recurring revenue is generated from 12-month forward maintenance contracts, which provide enhanced visibility into this revenue source. In addition, the combined company also has a significant backlog of non-recurring revenue that we believe provides additional strength to our go-forward revenue model. As of December 31, 2009, the combined company’s backlog of non-recurring revenue was approximately $45.0 million.

Index

Business Model Supports Strong Levered Free Cash Flow

We believe the combined company’s software business model will support strong levered free cash flow. Furthermore, we expect the combined company will have low capital expenditure requirements and working capital needs. Lastly, the acquisition is expected to create ongoing cost synergies of approximately $15.0 million annually. We expect the combined company will have strong unlevered free cash flow to allow it to meet its debt service requirements.

Proven and Experienced Management Team with Blue Chip Equity Sponsorship

Our current executive team was established in June 2008 and returned Merge to profitability in its first full quarter of managing Merge’s operations. Since June 2008, our executive team has executed and integrated two material acquisitions and delivered consistent sequential quarterly revenue growth.

As of March 31, 2010, we have strong insider ownership of approximately 40%, which aligns management interests with those of our stakeholders and provides an incentive for continued growth and increased profitability. Our largest shareholder, Merrick Ventures, LLC, is comprised of a group of investors that includes some of the leading businessmen in America. This group supported the acquisition by investing additional funds into the combined company, both individually and through Merrick.

Our Strategy

Our strategy is to be a leading provider of integrated, global healthcare IT solutions and services that improve the exchange of healthcare information. In order to achieve this strategy, we intend to offer solutions that help address the evolving issues our customers face in leveraging IT in order to provide better business and clinical workflow. We expect to increase our financial and market performance by implementing the following:

Focused Cross-Selling of Complementary Products Across Existing Customer Segments

We believe the acquisition provides us with an opportunity to expand our product offerings to existing customers, as Merge and AMICAS do not have significant customer overlap at the product level. The combined company will have a suite of products for both hospital and outpatient imaging workflow needs, and we believe Merge and AMICAS’ existing customers will benefit from the complementary products within the combined company.

International Revenue Growth by Expanded Product Offerings Through VAR and Distributor Relationships

We believe there is a significant opportunity to expand our product offerings and presence internationally. We believe the combined company will have an enhanced suite of products and the financial strength to sell through the existing international VAR and distributor network that currently exists in 35 countries. We also believe the combined company will have the ability to expand its international presence beyond the 35 countries we currently serve. Over the past year, we increased our international revenues by expanding into several new countries and we believe there will be ongoing opportunities as countries build healthcare infrastructure that will benefit from the combined company’s solutions.

Leverage Technology into New Market Segments and Product Extensions

With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we believe the combined company is well-positioned to continue to leverage technologies into new segments where customers see value. For example, we have successfully leveraged medical imaging technology for broader health IT interoperability, by selling our Cedara WebAccess product, originally designed for use with a radiology referring physician portal, to Electronic Health Record (EHR) vendors. The combined company can also leverage long-term customer relationships by building product extensions that meet their evolving needs. For example, AMICAS and Merge have each extended their imaging solutions by adding revenue cycle management. We believe the combined company holds increased opportunity for this type of innovation.

Provide Operational Rigor to Combined, Larger Organization

We seek to improve operating margins by adherence to processes and operational metrics that are expected to continuously improve our systems and infrastructure. As a result of these efforts, our management team returned the company to profitability in its first full quarter of leadership, and has subsequently generated consistent revenue growth. We believe that our management team will be able to implement operational improvements throughout the combined company in order to continue to enhance our financial performance.

Index

Our Product and Service Offerings

The combined company will provide a wide range of products and services to its customers, including:

Picture Archiving and Communication Systems (PACS).

PACS and its related applications manage the image workflow of a medical enterprise. PACS can be used by any medical imaging provider at a hospital or outpatient imaging site. The combined company will offer PACS solutions for general image review and management, specialty solutions for cardiology and mammography, and add-on modules like referring physician portals and critical test results reporting.

Clinical Information Systems (CIS).

CIS and its related applications manage the information and business workflow of a medical enterprise. CIS can be used, either standalone or with a PACS, by any medical imaging service at a hospital or outpatient imaging site. The combined company will offer a RIS (radiology information system) and CVIS (cardiovascular information system), as well as integrated RIS/PACS and CVIS/PACS. These integrated systems can be used to provide a complete electronic record of a medical imaging procedure.

Diagnostic Workstation Software Applications.

These applications allow for the viewing and diagnosis of medical images. They can be used by physicians (typically radiologists) for diagnosis, and also by clinicians throughout the healthcare enterprise. The combined company will offer the popular eFilm Workstation directly through our website and through distributors worldwide.

Advanced Image Post-Processing Applications.

These applications, such as CAD, help to automate the reading of complex studies. Advanced image post-processing applications can be used by physicians to improve reading workflow and better communicate results. The combined company will offer the CadStream solutions for magnetic resonance imaging (MRI) studies.

Revenue Cycle Management.

The combined company will offer software and services for the revenue cycle management of imaging practices. These solutions can be used across medical imaging service providers; however, the combined company solutions are more applicable to an outpatient imaging site or smaller hospital.

Software Development Toolkits, Technologies and Platforms.

Such toolkits, technologies and platforms provide software developers with the necessary resources to assist in the timely development of new products and enhance existing products. They can be used by any OEM, RIS/ PACS vendor or general HIT vendor. The combined company will offer development toolkits in the basic standards of medical imaging and information interoperability, as well as advanced toolkits and unfinished applications for specialized medical image review and distribution.

Hosted Software Solutions for Clinical Trial Data Management.

We provide hosted software solutions for the collection, aggregation, analysis, reporting and overall management of clinical trials information. These solutions can be sold to sponsors of clinical trials, including a pharmaceutical company, a contract research organization (CRO) or an imaging core lab. The combined company will sell the etrials solutions, which include electronic data capture (EDC), interactive voice/web response (IVR/IWR) and electronic patient reported outcomes (ePRO) software and devices.

We believe the market for medical imaging technologies in the U.S. is in the early stages of recovery after several years of Medicare cuts focused on medical imaging reimbursement and the effect of the U.S. and global downturn in macroeconomic conditions during 2008 and 2009. We also believe that delayed purchase of medical imaging equipment has created pent-up demand for newer imaging equipment and associated information technology. We further believe the trends that support sustained growth in medical imaging volumes, which include continual technological improvements that provide wider affordability, increasing use of clinical applications and ongoing technological sophistication of imaging technologies, will continue to provide greenfield and replacement market opportunities for our solutions over the long-term.

Index

We are also monitoring the increasing regulatory and legislative activity surrounding healthcare and health information technology as discussed more fully above. Due to the complexity of the reform legislation and its potential impact on us as both a vendor and employer, it is difficult to forecast any potential net impact on our customers and market, as well as on our business.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The following operational activities and economic considerations have significantly impacted the results of operations for the periods discussed herein:

—
We completed two significant acquisitions in the third quarter of 2009. On July 20, 2009, we completed the acquisition of etrials Worldwide, Inc. (now know as Merge eClinical), a provider of clinical trials software and services. On September 1, 2009, we completed the acquisition of Confirma, Inc. (now known as Merge CAD), a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies.

—	In addition to our 2 significant acquisitions, we completed one insignificant acquisition of assets in the second quarter of 2009 and another in the fourth quarter of 2009.

—
Concurrent with the acquisition of Merge eClinical, in July 2009 we completed a restructuring initiative to reduce our workforce by approximately 35 individuals based upon an assessment of ongoing personnel needs.

—
In November 2009, we sold 9.1 million shares of common stock in a registered direct offering for aggregate net proceeds of $25.2 million. We used the net proceeds from this offering to repay our $15.0 million note payable (the Note), including a $2.7 million prepayment penalty and $0.4 million of accrued interest.

Index

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months Ended March 31,						Change
	2010	%	(1)	2009	%	(1)	$	%

Net sales:
Software and other	$9,365		46.9%	$8,684		56.7%	$681	7.8%
Services and maintenance	10,605		53.1%	6,625		43.3%	3,980	60.1%
Total net sales	19,970		100.0%	15,309		100.0%	4,661	30.4%
Cost of sales:
Software and other	704		7.5%	1,230		14.2%	(526)	-42.8%
Services and maintenance	4,494		42.4%	2,150		32.5%	2,344	109.0%
Depreciation and amortization	1,218	NM	(2)	650	NM	(2)	568	87.4%
Total cost of sales	6,416		32.1%	4,030		26.3%	2,386	59.2%
Gross margin
Software and other	7,443	79.5	%(3)	6,804	78.4	%(3)	639	9.4%
Services and maintenance	6,111		57.6%	4,475		67.5%	1,636	36.6%
Total gross margin	13,554		67.9%	11,279		73.7%	2,275	20.2%
Operating expenses:
Sales and marketing	2,819		14.1%	1,672		10.9%	1,147	68.6%
Product research and development	3,256		16.3%	2,271		14.8%	985	43.4%
General and administrative	3,851		19.3%	3,252		21.2%	599	18.4%
Acquisition-related expenses	5,938		29.7%	-		0.0%	5,938	NM (2)
Depreciation and amortization	840		4.2%	548		3.6%	292	53.3%
Total operating costs and expenses	16,704		83.6%	7,743		50.6%	8,961	115.7%
Operating income (loss)	(3,150)		-15.8%	3,536		23.1%	(6,686)	-189.1%
Other income (expense), net	46		0.2%	(672)		-4.4%	718	-106.8%
Income (loss) before income taxes	(3,104)		-15.5%	2,864		18.7%	(5,968)	-208.4%
Income tax expense	48		0.2%	22		0.1%	26	118.2%
Net income (loss)	$(3,152)		-15.8%	$2,842		18.6%	$(5,994)	-210.9%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Gross margin for software and other sales includes amortization expense recorded in cost of sales.

Net Sales

Net sales, by business unit, are indicated as follows:

	Three Months Ended March 31,				Change
	2010	%	2009	%	$	%
Indirect
Software and other	$5,517	27.6%	$6,264	40.9%	$(747)	-11.9%
Services and maintenance	3,127	15.7%	2,121	13.9%	1,006	47.4%
Total net sales	8,644	43.3%	8,385	54.8%	259	3.1%
Direct
Software and other	3,848	19.3%	2,420	15.8%	1,428	59.0%
Services and maintenance	7,478	37.4%	4,504	29.4%	2,974	66.0%
Total net sales	11,326	56.7%	6,924	45.2%	4,402	63.6%
Total net sales	$19,970		$15,309		$4,661

Software and Other Sales. Total software and other sales in 2010 were $9.4 million, an increase of $0.7 million, or 7.8%, from $8.7 million in 2009. Direct sales increased $1.4 million primarily due to revenue recognized from two large contracts signed in the first quarter of 2010 compared to no such large contracts signed and revenue recognized in the first quarter of 2009. Indirect sales decreased $0.7 million due to 2010 having fewer contracts with revenue recognized when compared to 2009. We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index

Service and Maintenance Sales. Total service and maintenance sales in 2010 were $10.6 million, an increase of $4.0 million, or 60.1%, from $6.6 million in 2009, primarily due to sales arising from the acquisitions of Merge eClinical and Merge CAD in the third quarter of 2009.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $7.4 million in 2010, an increase of $0.6 million, or 9.4%, from $6.8 million in 2009. Gross margin as a percentage of software and other sales, increased to 79.5% in 2010 from 78.4% in 2009, due to the increase in software only sales through the direct segment as a percentage of total software and other sales in 2010. We expect our gross margin on software and other sales going forward to fluctuate depending on the mix of sales between the segments and the percentage of hardware components included in sales through the Direct segment.

Gross Margin – Services and Maintenance Sales. Gross margin on services and maintenance sales was $6.1 million in 2010, an increase of $1.6 million, or 36.6%, from $4.5 million in 2009. Gross margin as a percentage of services and maintenance sales, decreased to 57.6% in 2010 from 67.5% in 2009, primarily due to the increase in our software-as-a-service (SaaS) sales by our 2009 acquisitions which typically have a lower gross margin percentage compared to our historical services and maintenance sales. As the majority of service and maintenance costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of our resources.

Sales and Marketing

Sales and marketing expense increased $1.1 million, or 68.6%, to $2.8 million in 2010 from $1.7 million in 2009. Salaries and other employee related expenses increased $0.9 million as a result of the 2009 acquisitions and direct marketing expenses increased $0.2 million due to increased trade show presence in 2010. We expect that our quarterly sales and marketing expenses in the remainder of 2010 will increase, when compared to the first quarter of 2010, due to the additional headcount and related expenses associated with our acquisition of AMICAS.

Product Research and Development

Product research and development expense increased $1.0 million, or 43.4%, to $3.3 million in 2010 from $2.3 million in 2009 primarily due to increases in salaries, other employee related expenses and professional fees as a result of 2009 acquisitions. We expect that our quarterly research and development expenses in the remainder of 2010 will increase, when compared to the first quarter of 2010, due to the additional headcount and related expenses associated with our acquisition of AMICAS.

General and Administrative

General and administrative expense increased $0.6 million, or 18.4%, to $3.9 million in 2010 from $3.3 million in 2009, primarily due to an increase of $0.8 million in salaries and other employee related expenses related to our 2009 acquisitions, offset by a $0.2 million reduction in our bad debt expense in 2010 compared to 2009. We expect that our quarterly general and administrative expenses in the remainder of 2010 will increase, when compared to the first quarter of 2010, due to the additional headcount and related expenses associated with our acquisition of AMICAS.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees. In 2010, we incurred $5.9 million of such expenses, primarily related to our acquisition of AMICAS, Inc. (which was completed in April 2010).

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 53.3%, to $0.8 million in 2010 from $0.5 million in 2009, due to depreciation and amortization on fixed assets and intangible assets acquired as part of our 2009 acquisitions.

Other Income (Expense), Net

Nominal other income in 2010 compared favorably to $0.7 million of net expense in 2009. The expense in 2009 included $0.8 million of interest expense and amortization of issuance costs and note discount associated with our $15.0 million note payable, which was repaid in the fourth quarter of 2009. We expect our interest expense to increase significantly in the second quarter of 2010 as a result of the issuance of $200 million of Notes used to fund the AMICAS acquisition.

Index

Income Tax Expense

In 2010, we recorded income tax expense resulting in an effective tax rate of (1.5%) compared to 0.8% income tax expense recorded in 2009. Our effective tax rates in 2010 and 2009 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized. Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $15.8 million at March 31, 2010, a decrease of approximately $3.8 million, or 19.3%, from our balance of $19.6 million at December 31, 2009. In addition, our working capital was $11.5 million at March 31, 2010, a decrease of $6.7 million from our working capital of $18.2 million at December 31, 2009.

Operating Cash Flows

Cash used in operating activities was $4.6 million in 2010, compared to cash provided by operating activities of $1.9 million in 2009. Our cash used in operating activities in 2010 was primarily due to acquisition costs paid of $4.9 million and an increase in gross accounts receivable of $3.6 million, offset by non-cash charges for depreciation and amortization of $2.1 million and share based compensation of $0.4 million.

In the first quarter of 2010, we paid $0.4 million in termination benefits and contract exit costs related to our 2008 and 2009 restructuring initiatives. As of March 31, 2010, we had $0.5 million of remaining payments associated with these initiatives.

On April 29, 2010, we committed to a restructuring initiative to materially reduce our workforce and exit certain facilities. This action was taken concurrent with the acquisition of AMICAS based upon our assessment of ongoing personnel needs. We expect to incur between $4.0 million and $5.0 million of severance costs and $3.0 million and $4.0 million of contract exit costs in the second and third quarters of 2010 that relate to this initiative.

Investing Cash Flows

Cash used in investing activities was $27.6 million in the first quarter of 2010, including $1.4 million paid for an insignificant acquisition, $0.6 million paid for purchases of property, equipment and leasehold improvements and $25.7 million of preferred stock investor deposits in escrow to be used as part of the consideration for the AMICAS acquisition.

Our investing cash flows in the second quarter of 2010 will include cash consideration paid for our acquisition of AMICAS of approximately $223.9 million.

Financing Cash Flows

Cash provided by financing activities was $28.4 million in the first quarter of 2010, including $30.0 million provided from preferred stock investor deposits, offset by note and stock issuance costs paid of $1.6 million.

In April 2010, we issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for $41,750 of proceeds received. The preferred stock dividends accumulate at a rate of 15% (which compounds annually). We used the proceeds from the issuance of the preferred and common stock to fund our acquisition of AMICAS.

In April 2010, we also issued $200.0 million of senior secured Notes. The Notes were issued at 97.266% of the principal amount, are due in 2015, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).

Index

Contractual Obligations

Total outstanding commitments as of March 31, 2010 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$11,058	$2,397	$3,058	$1,997	$3,606
Capital leases (including interest)	156	122	34	-	-
Total	$11,214	$2,519	$3,092	$1,997	$3,606

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million, $0.1 million and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.5 million (primarily letters-of-credit related to three of our leased facilities) at March 31, 2010, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, after taking into account the completion of the AMICAS acquisition and related financing. However, any projections of future cash inflows and outflows are subject to uncertainty. In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, because of the low trading price of our common stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures. Any projections of future cash inflows and outflows are subject to uncertainty. In particular, our uses of cash in 2010 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities. For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts, other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes in the quarterly period ended March 31, 2010 in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of March 31, 2010, our cash and cash equivalents included money market funds and short term deposits totaling $15.8 million, and earned interest at a weighted average rate of approximately 0.3%. The value of the principal amounts is equal to the fair value for these instruments. Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates. At current investment levels, our results of operations would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate. We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China and Europe that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk. In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures. We did not enter into any derivative financial instruments to hedge such exposures in 2010 or 2009.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2010.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock. Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009, includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K, other than as set forth below.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

May 7, 2010	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

May 7, 2010	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index

EXHIBIT INDEX

2.3	Agreement and Plan of Merger, dated as of February 28, 2010, by and among AMICAS, Inc, Registrant and Project Ready Corp., a wholly owned subsidiary of Registrant (A)
3.1
Certificate of Incorporation as filed on October 14, 2008, Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008 (B), and Certificate of Designations, Preferences and Rights of Series A Non–Voting Preferred Stock (C)

3.2	Bylaws of Registrant (B)
4.1	Registration Rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC (D)
4.2
Indenture, dated as of April 28, 2010, among Registrant, the Guarantors named therein, The Bank of New York Mellon Trust Company, N. A., as Trustee, and The Bank of New York Mellon Trust Company, N. A., as Collateral Agent (E)

4.3	Registration Rights Agreement, dated as of April 28, 2010, among Registrant, the Guarantors named therein, and Morgan Stanley & Co. Incorporated (E)
10.6
Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC (B), Amendment, effective as of January 1, 2010, to that certain Consulting Agreement, effective as of January 1, 2009, by and among the Registrant and Merrick RIS, LLC (F)

10.7	Securities Purchase Agreement, dated as of April 1. 2010, by and among Registrant and the Investors identified therein (E)
10.8	Patent Security Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (E)
10.9	Trademark Security Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (E)
10.10	Copyright Security Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (E)
10.11	Guaranty and Collateral Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (E)
10.12	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996(K), as amended and restated in its entirety as of September 1, 2003 (G)*
10.13	1998 Stock Option Plan for Directors (H)*
10.14	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000 (I)*
10.15	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005 (J)*
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________________________
(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 28, 2010.
(B)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(C)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 26, 2010.
(D)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2008.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 26, 2010.
(F)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(G)	Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.
(H)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(I)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(J)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-125386) effective June 1, 2005.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.