Form 10-Q
period 2010-06-30
MERGE HEALTHCARE INC
filed 2010-08-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0–29486

MERGE HEALTHCARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	39–1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

900 Walnut Ridge Drive, Hartland, Wisconsin 53209
(Address of principal executive offices, including zip code)

(Registrant’s telephone number, including area code) (262) 367–0700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 5, 2010:  83,268,608

Index

PART I – FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

	June 30,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents, including restricted cash of $517 and $559 at June 30, 2010 and December 31, 2009, respectively	$37,938	$19,621
Accounts receivable, net of allowance for doubtful accounts and sales returns of $853 and $1,287 at June 30, 2010 and December 31, 2009, respectively	39,781	17,219
Inventory	1,046	280
Prepaid expenses	5,074	1,896
Deferred income taxes	142	142
Other current assets	7,040	3,590
Total current assets	91,021	42,748
Property and equipment:
Land	1,050	-
Building and building improvements	4,900	-
Computer equipment	8,986	8,542
Office equipment	1,804	2,347
Leasehold improvements	924	1,715
	17,664	12,604
Less accumulated depreciation	5,269	8,727
Net property and equipment	12,395	3,877
Purchased and developed software, net of accumulated amortization of $6,948 and $15,488 at June 30, 2010 and December 31, 2009, respectively	27,621	12,621
Other intangible assets, net of accumulated amortization of $4,158 and $2,411 at June 30, 2010 and December 31, 2009, respectively	50,848	6,715
Goodwill	159,798	28,749
Deferred income taxes	4,689	4,689
Other assets	13,332	850
Total assets	$359,704	$100,249
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,410	$4,444
Interest payable	3,917	-
Accrued wages	5,960	1,950
Restructuring accrual	2,816	879
Other accrued liabilities	4,316	1,665
Deferred revenue	35,528	15,579
Total current liabilities	63,947	24,517
Notes payable, net of discount of $5,292	194,708	-
Deferred income taxes	68	68
Deferred revenue	1,918	1,193
Income taxes payable	5,485	5,461
Other	1,771	873
Total liabilities	267,897	32,112
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; 41,750 and zero shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively. Aggregate liquidation preference: $54,275 and zero at June 30, 2010 and December 31, 2009, respectively.	41,750	-
Common stock, $0.01 par value: 100,000,000 shares authorized: 82,438,906 shares and 74,791,753 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	824	748
Common stock subscribed, 9,704 shares and 9,978 shares at June 30, 2010 and December 31, 2009, respectively	27	32
Additional paid-in capital	524,118	524,114
Accumulated deficit	(476,469)	(458,356)
Accumulated other comprehensive income	1,557	1,599
Total shareholders' equity	91,807	68,137
Total liabilities and shareholders' equity	$359,704	$100,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales:
Software and other	$6,592	$9,020	$15,957	$17,704
Professional services	5,631	1,324	9,377	2,857
Maintenance and EDI	16,780	5,009	23,639	10,101
Total net sales	29,003	15,353	48,973	30,662
Cost of sales:
Software and other	1,690	880	2,394	2,110
Professional services	4,028	1,033	7,025	2,042
Maintenance and EDI	5,809	1,340	7,306	2,481
Depreciation, amortization and impairment	4,487	623	5,705	1,273
Total cost of sales	16,014	3,876	22,430	7,906
Gross margin	12,989	11,477	26,543	22,756
Operating costs and expenses:
Sales and marketing	4,189	1,826	7,008	3,498
Product research and development	5,752	2,543	9,008	4,814
General and administrative	5,591	2,104	9,442	5,356
Acquisition-related expenses	2,421	339	8,359	339
Restructuring and other expenses	3,483	-	3,483	-
Depreciation and amortization	2,181	546	3,021	1,094
Total operating costs and expenses	23,617	7,358	40,321	15,101
Operating income (loss)	(10,628)	4,119	(13,778)	7,655
Other income (expense):
Interest expense	(4,316)	(768)	(4,321)	(1,529)
Interest income	8	16	23	24
Other, net	33	(2,900)	69	(2,819)
Total other income (expense)	(4,275)	(3,652)	(4,229)	(4,324)
Income (loss) before income taxes	(14,903)	467	(18,007)	3,331
Income tax expense	58	21	106	43
Net income (loss)	(14,961)	446	(18,113)	3,288
Less: Preferred Stock dividends	15,944	-	15,944	-
Net income (loss) available to common shareholders	$(30,905)	$446	$(34,057)	$3,288
Net income (loss) per share - basic	$(0.39)	$0.01	$(0.44)	$0.06
Weighted average number of common shares outstanding - basic	80,092,926	56,278,744	77,461,669	56,291,586
Net income (loss) per share - diluted	$(0.39)	$0.01	$(0.44)	$0.06
Weighted average number of common shares outstanding - diluted	80,092,926	57,905,444	77,461,669	57,513,818

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(18,113)	$3,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	8,726	2,367
Share-based compensation	816	885
Change in contingent consideration for acquisitions	342	-
Amortization of note payable issuance costs & discount	452	552
Unrealized loss on investment	-	3,553
Provision for doubtful accounts receivable and sales returns, net of recoveries	(277)	264
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,954)	(1,676)
Inventory	(151)	419
Prepaid expenses	1,012	161
Accounts payable	645	(36)
Accrued wages	(329)	73
Restructuring accrual	2,100	(618)
Deferred revenue	3,987	(5,120)
Accrued interest and other liabilities	2,506	(1,126)
Other	2,105	422
Net cash provided by operating activities	1,867	3,408
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(210,226)	(1,250)
Purchases of property, equipment, and leasehold improvements	(745)	(91)
Change in restricted cash	42	258
Distribution from equity investment	76	-
Net cash used in investing activities	(210,853)	(1,083)
Cash flows from financing activities:
Proceeds from issuance of notes, net of discount of $5,468	194,532	-
Proceeds from issuance of stock	41,750	-
Note and stock issuance costs paid	(8,946)	-
Proceeds from exercise of stock options and employee stock purchase plan	57	52
Principal payments on capital leases	(48)	-
Net cash provided by financing activities	227,345	52
Net increase in cash and cash equivalents	18,359	2,377
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,062	17,227
Cash and cash equivalents (net of restricted cash), end of period (2)	$37,421	$19,604

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8	$975
Cash paid for income taxes, net of refunds	$(225)	$(184)

(1)	Net of restricted cash of $559 and $621 at December 31, 2009 and 2008, respectively.
(2)	Net of restricted cash of $517 and $363 at June 30, 2010 and 2009, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2009	-	$-	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137
Issuance of stock	41,750	26,850	-		7,515,000	75	14,027	-	-	40,952
Deemed dividend on preferred stock	-	14,900	-	-	-	-	(14,900)	-	-	-
Stock issued under ESPP	-	-	(274)	(5)	25,487	-	62	-	-	57
Issuance of restricted shares	-	-	-	-	106,666	1	(1)	-	-	-
Share-based compensation expense	-	-	-	-	-	-	816	-	-	816
Net loss	-	-	-	-	-	-	-	(18,113)	-	(18,113)
Other comprehensive loss	-	-	-	-	-	-	-	-	(42)	(42)
Balance at June 30, 2010	41,750	$41,750	9,704	$27	82,438,906	$824	$524,118	$(476,469)	$1,557	$91,807

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(14,961)	$446	$(18,113)	$3,288
Unrealized loss on marketable security	(29)	(3)	(42)	(166)
Comprehensive net income (loss)	$(14,990)	$443	$(18,155)	$3,122

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)Basis of Presentation and Significant Accounting Policies

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for any future period.

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

Our unaudited condensed consolidated financial statements include the results of AMICAS, Inc. (“AMICAS”) since April 28, 2010.

Reclassifications

Where appropriate, certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform to the current year presentation.

(2)Acquisitions

AMICAS, Inc.

On April 28, 2010, we completed our acquisition of AMICAS through a successful tender offer for 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, we purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223,910.  In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stock holders was approximately $22,906.  We financed the transaction with $200,000 of senior secured notes (Notes), cash already available at the two companies and proceeds of $41,750 from the issuance of preferred and common stock.  See Notes 7, 8 and 11 for further information regarding the Notes and preferred and common stock issuance.

Reasons for the Transaction

We believe that our acquisition of AMICAS will allow our customers to benefit from the combined company’s enhanced suite of products ranging from point solutions to end-to-end solutions for imaging workflow.  The acquisition will also create an opportunity to cross-sell our solutions to different provider bases and to use our international footprint to increase revenues of AMICAS’s products.  In addition, the acquisition of AMICAS is expected to create ongoing cost synergies of approximately $15,000 annually.

Accounting

The acquisition of AMICAS will be accounted for in accordance with ASC Topic No. 805, Business Combinations.  Merge was considered the accounting acquirer.  Under the acquisition method of accounting, the total purchase price of approximately $223,910 will be allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values.  The allocation of the purchase consideration is preliminary and based upon estimates made by us with the assistance of independent valuation specialists.  The estimated purchase price allocation, based on AMICAS’ assets and liabilities as of April 28, 2010, was as follows:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Estimated Fair Value
Cash	$15,125
Other tangible assets	51,581
Liabilities assumed	(36,724)
Purchased and developed software	19,200
Customer relationships	30,800
Backlog	8,200
Trade names	3,600
Non-competes	3,100
Goodwill	129,028
Total consideration	$223,910

Liabilities assumed include approximately $2,245 owed to certain former officers of AMICAS.  These liabilities were considered part of the acquisition of AMICAS since the contractual obligations were entered into prior to the acquisition and were not for the benefit of Merge.

The amounts allocated to purchased and developed software, customer relationships, trade names, employee non-compete agreements and backlog are preliminary and estimated by us based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

Years
Purchased and developed software	8.0
Customer relationships	10.0
Backlog	5.0
Trade names	12.0
Non-competes	7.0
Goodwill	Indefinite

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment.  Based on our preliminary estimate, we expect approximately $12,700 of the $129,028 assigned to goodwill will be deductible for federal income tax purposes.

Pro forma Results

The GAAP results of AMICAS for the period April 28, 2010 through June 30, 2010, which include sales of $13,919 and net loss of $2,669, have been included in our condensed consolidated financial statements.

The following unaudited pro forma condensed combined results of operations for the three and six months ended June 30, 2010 and 2009, respectively, are based on the historical financial statements of Merge and AMICAS giving effect to the business combination as if it had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude pre-acquisition revenue related to sales by Merge to AMICAS as well as intangible amortization and share-based compensation expense of AMICAS, while including amortization of purchased intangible assets and interest on the Notes during the entire applicable periods.  Also, the one-time deemed dividend to preferred shareholders, as discussed in Note 8, has been excluded from the pro forma data   This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended June 30,
	2010	2009
Net sales	$36,282	$38,796
Net loss available to common shareholders	(17,545)	(14,873)
Loss per share:
Basic	$(0.21)	$(0.23)
Diluted	$(0.21)	$(0.23)

	Six Months Ended June 30,
	2010	2009
Net sales	$85,667	$64,998
Net loss available to common shareholders	(19,300)	(23,232)
Loss per share:
Basic	$(0.23)	$(0.36)
Diluted	$(0.23)	$(0.36)

Insignificant Acquisitions

We completed one insignificant acquisition of assets in the first quarter of 2010.  Based on our preliminary purchase price allocation, estimated total consideration was $2,674, including $1,350 in cash, $150 held in escrow and contingent consideration of $1,174.

We also completed two insignificant acquisitions in July 2010.  The first was for $2,500 in cash and the second for 500,000 shares of our common stock.  Based on our preliminary purchase price allocation, estimated total consideration for these two transactions was $2,500 and $1,620, respectively.  See Note 11 for further discussion of the second transaction.

(3)Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of June 30, 2010 and December 31, 2009:

	Balance at June 30, 2010	Balance at December 31, 2009
Unbilled accounts receivable	$6,085	$2,054
Taxes receivable	370	331
Other non-trade receivables	585	1,205
	$7,040	$3,590

(4)Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the six months ended June 30, 2010, are as follows:

Total
Balance at December 31, 2009	28,749
Goodwill due to insignificant acquisition	2,021
Goodwill due to AMICAS acquisition	129,028
Balance at June 30, 2010	$159,798

Other Intangible Assets

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of June 30, 2010 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	6.7	$32,745	$(5,987)
Customer relationships	9.4	39,536	(3,695)
Backlog	4.8	8,200	(273)
Trade names	11.3	4,170	(116)
Non-competes	6.8	3,100	(74)
Total		$87,751	$(10,145)

In addition to the increase in intangible assets as a result of the acquisition of AMICAS as listed in Note 2, we increased the gross carrying amount of purchased software and customer relationships by $630 and $180, respectively, related to insignificant asset purchases completed in 2010.  As a result of decisions related to overlapping products, we recorded a $2,271 expense in the second quarter of 2010 to fully impair certain purchased software assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization of $4,665.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, for the remaining periods is as follows:

For the remaining 6 months of the year ended:	2010	$6,205
For the year ended December 31:	2011	10,989
2012		9,969
2013		9,946
2014		9,888
Thereafter		30,609

As of June 30, 2010, we had gross capitalized software development costs of $1,824 and accumulated amortization of $961.  The weighted average remaining amortization period of capitalized software development costs was 3.7 years as of June 30, 2010.  We did not capitalize any software development costs in the three and six month periods ended June 30, 2010 or 2009.  As a result of decisions related to overlapping products, we recorded a $157 expense in the second quarter of 2010 to fully impair certain capitalized software assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized  gross carrying amounts and accumulated amortization of $717.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Amortization expense, including impairments for our intangible assets, is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Amortization and impairment included in cost of sales
Purchased software	$3,554	$486	$4,416	$955
Capitalized software	285	137	414	318
Backlog	273	-	273	-
Total	4,112	623	5,103	1,273

Amortization included in operating expenses
Customer relationships	918	247	1,313	484
Trade names	69	-	88	-
Non-competes	74	-	74	-
Total	1,061	247	1,475	484
Total amortization and impairment	$5,173	$870	$6,578	$1,757

(5)Fair Value Measurement

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our notes payable approximates fair value due to the interest rates and terms approximating those available to the company for similar obligations.

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

Non-Current Investments

At June 30, 2010, we held securities in a publicly traded entity valued at $68 and private companies valued at $337, which are classified as non-current assets.  In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  In calculating potential impairment losses for the private company securities, we evaluate the fair value of these investments by comparing them to certain public company metrics such as revenue multiples, independent transactions involving such securities, and inquiries and estimates made by us.  The following tables set forth our non-current investments that are carried at fair value:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Level 1	Level 2	Level 3	Balance at June 30, 2010
Investment in publicly traded equity security	$68	$-	$-	$68
Investments in equity securities of private companies	-	-	337	337
Total	$68	$-	$337	$405

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Investment in publicly traded equity security	$110	$-	$-	$110
Investments in equity securities of private companies	-	-	413	413
Total	$110	$-	$413	$523

We performed the evaluation of our Level 3 investments in the three and six month periods ended June 30, 2010, and concluded that there was no significant change in their fair value.

The following table sets forth the change in the fair value of our Level 3 non-current investments:

	2010	2009
Balance at January 1	$413	$5,372
Impairment charge	-	(3,553)
Distribution from investment	(76)	-
Balance at June 30	$337	$1,819

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	Balance at June 30,
	2010	2009
Cumulative translation adjustment	$1,936	$1,936
Net unrealized loss on available-for-sale security	(379)	(295)
Total accumulated other comprehensive income	$1,557	$1,641

(6)Restructuring

On April 29, 2010, we committed to a restructuring initiative to materially reduce our workforce by approximately 125 individuals and exit certain facilities.  In the second quarter of 2010, we exited each of our Bellevue, Washington, Milwaukee, Wisconsin and Hudson, Ohio facilities.  This action was taken concurrent with the acquisition of AMICAS based upon our assessment of ongoing personnel needs.

The following table sets forth the activity in the six months ended June 30, 2010 related to this initiative as well as those taken in prior years:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Employee Termination Costs	Contract Exit Costs	Total
Prior Year Initiatives
Balance at December 31, 2009	662	217	879
Payments	(407)	(206)	(613)
Foreign exchange	-	-	-
Balance at June 30, 2010	255	11	266

Second Quarter 2010 Initiative
Balance at December 31, 2009	-	-	-
Charges to expense	2,506	977	3,483
Payments	(763)	-	(763)
Foreign exchange	(8)	-	(8)
Balance at June 30, 2010	1,735	977	2,712
Total Balance at June 30, 2010	$1,735	$977	$2,712

Total Initiatives
Balance at December 31, 2009	662	$217	$879
Charges to expense	2,506	977	3,483
Payments	(1,170)	(206)	(1,376)
Foreign Exchange	(8)	-	(8)
Total balance at June 30, 2010	$1,990	$988	$2,978

As of June 30, 2010, $2,816 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.  We expect to incur additional costs of $1,479 in the third quarter of 2010 associated with the April 29, 2010 initiative, including $490 in employee termination costs and $989 in contract exit costs.

(7)Debt and Operating Leases

We issued $200,000 of Notes in order to finance the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, we incurred issuance costs of $8,572 (which are recorded in other assets on the condensed consolidated balance sheet as of June 30, 2010) and will incur additional costs in the third quarter of 2010 associated with the registration of such Notes.  These issuance costs will be recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.

At any time on or prior to May 1, 2013, we may redeem any of the Notes at a price equal to 100% of the principal amount thereof plus an applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time during the twelve month period commencing May 1, 2013, we may redeem the Notes, in whole or in part, at a redemption price equal to 105.875% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time after May 1, 2014, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 1, 2013, we may redeem up to 35% of the Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, using proceeds from permitted sales of certain kinds of our capital stock.  Upon the occurrence of a change of control or the sale of substantially all of our assets, we may be required to repurchase some or all of the Notes.  The obligations under the Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior, secured basis by all of our current and future domestic restricted subsidiaries. The Notes and guarantees will be secured by a first-priority lien on certain collateral which comprises substantially all of our and the guarantors’ tangible and intangible assets, subject to certain exceptions.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

In addition, the Notes contain certain covenants with varying restriction levels, which may limit our ability to:

•	Incur additional indebtedness or issue preferred stock;
•	Pay dividends or make distributions in respect of capital stock;
•	Make investments or certain other restricted payments;
•	Place limits on dividends and enter into other payment restrictions affecting certain subsidiaries;
•	Engage in sale-leaseback transactions;
•	Enter into transactions with stockholders or affiliates;
•	Guarantee debt;
•	Sell assets;
•	Create liens;
•	Issue or sell stock of certain subsidiaries; and
•	Merge or consolidate.

We assumed certain operating lease obligations associated with our acquisition of AMICAS.  Our significant operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments	End of Term
Boston, Massachusetts	27,000	$851	January 2013
Daytona Beach, Florida	36,000	319	April 2012
Madison, Wisconsin	14,000	326	January 2013
Ottawa, Ontario, Canada	6,000	147	December 2013

Future minimum lease payments under all non-cancelable operating leases as of June 30, 2010, are:

For the remaining 6 months of the year ended:	2010	2,174
For the year ended December 31:	2011	4,056
	2012	3,088
	2013	1,525
	2014	860
	2015	899
	thereafter	2,827
	Total	15,429

Amounts to be received under non-cancelable sub-leases as of June 30, 2010 are $107, $220, $226 and $75 for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.  The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of June 30, 2010.  The related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of June 30, 2010.

 (8)Shareholders’ Equity

On April 1, 2010, we entered into a Securities Purchase Agreement with a limited number of institutional and accredited investors, including Merrick RIS, LLC (Merrick) and Merrick Venture Management LLC, under which we agreed to issue an aggregate of 41,750 shares of Series A Preferred Stock and 7,515,000 shares of our common stock for total proceeds of $41,750.  We used the net proceeds from the offering to partially finance the acquisition of AMICAS.  The shares of Series A Preferred Stock will rank in priority, with respect to payment of dividends and return of capital upon liquidation, dissolution or winding-up, ahead of the shares of all other classes of our capital stock.  The holders of Series A Preferred Stock will be entitled to receive cumulative compounding dividends at a rate of 15% per annum of the Designated Price of $1,000 per share of Series A Preferred Stock (as adjusted for stock splits, combinations, reclassifications and the like).  Subject to certain written notice requirements, we may, at any time and on a pro rata basis, redeem the outstanding Series A Preferred Stock by paying the Designated Price per share plus any accrued but unpaid dividends.  Upon a change of control, which is defined in the Securities Purchase Agreement as “the occurrence of a sale of all of the capital stock of Merge (including by merger or consolidation or other similar transaction subsequent to Board approval) or a sale of all or substantially all of the assets of Merge to a Person or Persons in a transaction or series of transactions that include a subsequent distribution of all the proceeds to the holders of common stock,” the holders of the Series A Preferred Stock may, subject to certain restrictions specifically outlined in the Securities Purchase Agreement, require us to redeem all of such holders’ then-outstanding shares of Series A Preferred Stock by paying in cash the Designated Price per share plus any accrued but unpaid dividends.  In addition, in the event that, prior to the second anniversary of the date such shares are issued, we seek to redeem a holder’s shares of Series A Preferred Stock or such holder elects to require us to redeem his shares of Series A Preferred Stock upon a Change of Control, such holder will also be entitled to receive a minimum of two years of dividend payments (giving effect to the payment of any dividends actually paid prior to such date).

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

We have performed a fair value analysis of the preferred and common stock based upon estimates made by us with the assistance of independent valuation specialists.  We currently believe that any redemption of the Series A Preferred Stock is solely within our control and, therefore, is considered permanent equity.  The proceeds of $41,750 were allocated to preferred and common stock based upon the relative fair value of each instrument.  As a result, we recorded net Series A Preferred Stock of $26,850 and total common stock (par value and additional paid-in capital) of $14,900. We also recorded a deemed dividend of $14,900 upon issuance of the preferred stock for the difference between the relative fair value and its redemption value of $41,750.  The deemed dividend as well as a cumulative dividend of $1,044 are reflected as a reduction of net income available to common shareholders in our statement of operations for the three and six months ended June 30, 2010.

In connection with the preferred and common stock offering, we incurred issuance costs of $798, which are recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet.

(9)Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Share-based compensation expense included in the statement of operations:
Services and maintenance (cost of sales)	$24	$14	$30	$29
Sales and marketing	$68	92	151	184
Product research and development	$93	88	155	170
General and administrative	$277	172	480	502
Total	$462	$366	$816	$885

Stock option activity in the six months ended June 30, 2010 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2009	5,021,995
Options granted	2,035,000
Options exercised	-
Options forfeited and expired	(492,166)
Options outstanding, June 30, 2010	6,564,829

Options exercisable, June 30, 2010	2,598,469

Restricted stock activity in the six months ended June 30, 2010 is set forth in the following table:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Number of
Shares
Restricted stock outstanding, December 31, 2009	426,664
Restricted stock granted	-
Restricted stock exercises	(106,666)
Restricted stock forfeited	-
Restricted stock outstanding, June 30, 2010	319,998

As of June 30, 2010, there was approximately $2,269 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

(10)	Commitments and Contingencies

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The case arises from our termination of Mortimore’s and Nosay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The Complaint alleges that we breached their employment agreements, unreasonably refused their requests for indemnification and breached of other covenants of good faith and fair dealing.  The Complaint requests an order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2), seeks unspecified monetary damages and includes a demand for a jury trial.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

In January, 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”), entitled Progress Associates, on behalf of itself and all others similarly situated v. AMICAS, Inc., et al., Civil Action No. 10-0174.  In March, 2010, because the Company had terminated the Thoma Bravo Merger and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5 million of attorneys fees for its work on this case, which fee petition AMICAS has opposed.  A court hearing on the fee petition was held on August 4, 2010, but the court did not set a date for the issuance of a ruling.  AMICAS has retained litigation counsel, has tendered defense of this matter to its appropriate insurers and intends to continue to vigorously defend the fee petition.

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

Guarantees

As a result of the acquisition of AMICAS, we assumed a guarantee to a lender on behalf of a customer.  At June 30, 2010, the balance outstanding on the loan was approximately $946.

(11)    Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick, an affiliate of Merrick Ventures, LLC (Merrick Ventures), under which we received certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term. Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of June 30, 2010, Merrick and its affiliates owned approximately 36.9% of our common stock.  In addition, Justin C. Dearborn, our Chief Executive Officer and a Director, served as Managing Director and General Counsel of Merrick Ventures from January 2007 until his appointment as Chief Executive Officer of Merge on June 4, 2008.

We paid $1,265 and $1,265 to Merrick for such services in the three and six months ended June 30, 2010, respectively, and recognized $1,055 and $1,308 in expense within the general and administrative expense classification of operating costs and expenses in the three and six months ended June 30, 2010, respectively.  We paid $130 and $230 to Merrick for such services in the three and six months ended June 30, 2009, respectively, and recognized $105 and $235 in expense in the three and six months ended June 30, 2009, respectively.  As of June 30, 2010 and December 31, 2009, we have $57 and $2, respectively, recorded in accounts payable covering obligations under this agreement.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

In February 2010, we entered into a VAR agreement with Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, under which we may market, resell, or supply certain of its products and services.  Under terms of the agreement, products and services will be purchased on a per unit basis from Merrick Healthcare.  The agreement is in effect for 12 months and renews automatically at the end of the term unless terminated by either party at least 30 days prior to the end of the then-current term.  In the three and six months ended June 30, 2010, we paid Merrick Healthcare $23 and $48, respectively, for certain products and services sold by us under this agreement.  On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare under which it purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the first quarter of 2009 related to this transaction.  On July 30, 2010, we acquired substantially all of the assets of Merrick Healthcare for 500,000 shares of our common stock, which have a one-year trading restriction.  The transaction consideration was valued at approximately $1,620, based on the issuance of 500,000 shares of our common stock at a market price of $3.24 per share.  The fair value of stock issued was based upon the NASDAQ closing price of our common stock on July 30, 2010.  As a result of the acquisition, all prior agreements have been terminated.

In February 2010, we entered into equity commitment agreements with both Merrick and Merrick Venture Management LLC, an affiliate of Merrick Ventures, under which they transferred $30,000 in cash to us as a deposit to support their commitment to purchase up to an aggregate of $30,000 of Merge preferred and common stock.  As a result of the stock purchases of other investors, as described below, they acquired only $10,000 of Merge preferred and common stock and the remaining $20,000 in cash was subsequently returned to Merrick.  Based on the terms of the commitment letters, upon close of the AMICAS acquisition in April 2010, we paid a fee of 2% of the $30,000 committed by Merrick and Merrick Venture Management LLC, for a total of $600.  These costs were recorded in additional paid-in capital as stock issuance costs.

On April 1, 2010, we entered into a Securities Purchase Agreement with Merrick, under which Merrick subscribed to purchase 10,000 shares of Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of common stock for an aggregate purchase price of $10,000, under the same terms and conditions as other investors, as further indicated in Note 8.

(12)    Income Taxes

We record income tax expense on an interim basis.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the effect of changes in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the six month period ending June 30, 2010, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

(13)   Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share is computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  Earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative compounding dividend earned by preferred shareholders in the respective periods.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) available to common shareholders	$(30,905)	$446	$(34,057)	$3,288
Denominator:
Weighted average number of shares of Common Stock outstanding - basic	80,092,926	56,278,744	77,461,669	56,291,586
Effect of stock options	-	1,146,703	-	742,235
Effect of restricted stock	-	479,997	-	479,997
Denominator for net income (loss) per share - diluted	80,092,926	57,905,444	77,461,669	57,513,818
Net income (loss) per share - basic	$(0.39)	$0.01	$(0.44)	$0.06
Net income (loss) per share - diluted	$(0.39)	$0.01	$(0.44)	$0.06

 For the three months ended June 30, 2010 and 2009, options to purchase 2,014,829 and 1,578,729 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.  For the six months ended June 30, 2010 and 2009, options to purchase 2,014,829 and 1,578,729 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.

As a result of the losses in the three and six months ended June 30, 2010,  incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 4,550,000 have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(14)   Segment Information

Concurrent with the restructuring initiative in April 2010, we reorganized our operations, and the leadership thereof, from discrete operating business units to company-wide functions.  As a result we no longer internally report on a business unit basis.  Our Chief Executive Officer assesses performance and allocates resources within Merge Healthcare based on the company-wide operational results, including revenue.  Therefore, we believe that effective in the second quarter of 2010, we have a single reportable segment.

(15)   Guarantor Subsidiaries

The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, by all of our current and future 100% owned domestic restricted subsidiaries (Guarantors).  No other subsidiaries guarantee the Notes.  The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of the Parent and Guarantors’ tangible and intangible assets, subject to certain exceptions.  The following tables present the balance sheets, statements of operations and statements of cash flows of the Parent, Guarantor and Non-Guarantor entities along with the eliminations necessary to arrive at the information on a consolidated basis.

 General corporate expenses, including public company costs, certain amortization, corporate administration costs, acquisition-related expenses and net interest expense are included in the results of the Parent.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$107	$31,539	$6,292	$-	$37,938
Accounts receivable, net	-	33,240	6,541	-	39,781
Intercompany receivables	20,317	-	-	(20,317)	-
Other current assets	1,199	11,494	609	-	13,302
Total current assets	21,623	76,273	13,442	(20,317)	91,021
Net property and equipment	78	11,639	678	-	12,395
Purchased and developed software, net	1,322	26,147	152	-	27,621
Other intangible assets, net	869	49,979	-	-	50,848
Goodwill	-	159,798	-	-	159,798
Investment in and advances to subsidiaries	260,064	(722)	-	(259,342)	-
Other assets	13,136	6,942	827	(2,884)	18,021
Total assets	$297,092	$330,056	$15,099	$(282,543)	$359,704
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,875	$8,567	$968	$-	$11,410
Deferred revenue	-	33,525	2,003	-	35,528
Intercompany payables	-	6,404	28,772	(35,176)	-
Other accrued liabilities	4,535	11,490	984	-	17,009
Total current liabilities	6,410	59,986	32,727	(35,176)	63,947
Notes payable	194,708	-	-	-	194,708
Other long-term liabilities	4,167	2,800	5,173	(2,898)	9,242
Total liabilities	205,285	62,786	37,900	(38,074)	267,897
Total shareholders' equity	91,807	267,270	(22,801)	(244,469)	91,807
Total liabilities and shareholders' equity	$297,092	$330,056	$15,099	$(282,543)	$359,704

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,383	$9,081	$5,157	$-	$19,621
Accounts receivable, net	-	9,990	7,229	-	17,219
Intercompany receivables	17,840	-	-	(17,840)	-
Other current assets	1,009	3,482	1,417	-	5,908
Total current assets	24,232	22,553	13,803	(17,840)	42,748
Net property and equipment	306	3,035	536	-	3,877
Purchased and developed software, net	2,659	9,735	227	-	12,621
Customer relationships and trade names, net	1,343	5,372	-	-	6,715
Goodwill	-	28,749	-	-	28,749
Investment in and advances to subsidiaries	40,313	(716)	-	(39,597)	-
Other assets	4,838	2,811	769	(2,879)	5,539
Total assets	$73,691	$71,539	$15,335	$(60,316)	$100,249
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$947	$2,392	$1,105	$-	$4,444
Deferred revenue	-	13,410	2,169	-	15,579
Intercompany payables	-	4,331	32,196	(36,527)	-
Other accrued liabilities	450	2,832	1,212	-	4,494
Total current liabilities	1,397	22,965	36,682	(36,527)	24,517
Other long-term liabilities	4,157	1,197	5,120	(2,879)	7,595
Total liabilities	5,554	24,162	41,802	(39,406)	32,112
Total shareholders' equity	68,137	47,377	(26,467)	(20,910)	68,137
Total liabilities and shareholders' equity	$73,691	$71,539	$15,335	$(60,316)	$100,249

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$25,549	$3,454	$-	$29,003
Cost of sales	-	14,559	1,455	-	16,014
Gross margin	-	10,990	1,999	-	12,989
Selling, research and development, general and and administrative expenses	877	12,846	1,809	-	15,532
Acquisition-related expenses	2,391	30	-	-	2,421
Restructuring and other expenses	463	2,743	277	-	3,483
Depreciation, amortization and impairment	303	1,799	79	-	2,181
Total operating costs and expenses	4,034	17,418	2,165	-	23,617
Operating income (loss)	(4,034)	(6,428)	(166)	-	(10,628)
Equity in net income of subsidiaries	(6,602)	(34)	-	6,636	-
Other, net	(4,218)	(29)	(28)	-	(4,275)
Other income (expense)	(10,820)	(63)	(28)	6,636	(4,275)
Income (loss) before income taxes	(14,854)	(6,491)	(194)	6,636	(14,903)
Income tax expense	107	(49)	-	-	58
Net income (loss)	$(14,961)	$(6,442)	$(194)	$6,636	$(14,961)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$6,661	$8,692	$-	$15,353
Cost of sales	-	2,196	1,680	-	3,876
Gross margin	-	4,465	7,012	-	11,477
Selling, research and development, general and and administrative expenses	(626)	4,788	2,312	-	6,474
Acquisition-related expenses	338	-	-	-	338
Depreciation and amortization	221	229	96	-	546
Total operating costs and expenses	(67)	5,017	2,408	-	7,358
Operating income (loss)	67	(552)	4,604	-	4,119
Equity in net income of subsidiaries	996	-	-	(996)	-
Other, net	(596)	(70)	(2,986)	-	(3,652)
Other income (expense)	400	(70)	(2,986)	(996)	(3,652)
Income (loss) before income taxes	467	(622)	1,618	(996)	467
Income tax expense	21	-	-	-	21
Net income (loss)	$446	$(622)	$1,618	$(996)	$446

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$39,534	$9,439	$-	$48,973
Cost of sales	-	19,824	2,606	-	22,430
Gross margin	-	19,710	6,833	-	26,543
Selling, research and development, general and and administrative expenses	1,068	20,438	3,952	-	25,458
Acquisition-related expenses	8,329	30	-	-	8,359
Restructuring and other expenses	463	2,743	277	-	3,483
Depreciation, amortization and impairment	520	2,339	162	-	3,021
Total operating costs and expenses	10,380	25,550	4,391	-	40,321
Operating income (loss)	(10,380)	(5,840)	2,442	-	(13,778)
Equity in net income of subsidiaries	(3,491)	(93)	-	3,584	-
Other, net	(4,121)	(33)	(75)	-	(4,229)
Other income (expense)	(7,612)	(126)	(75)	3,584	(4,229)
Income (loss) before income taxes	(17,992)	(5,966)	2,367	3,584	(18,007)
Income tax expense	121	(35)	20	-	106
Net income (loss)	$(18,113)	$(5,931)	$2,347	$3,584	$(18,113)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$13,572	$17,090	$-	$30,662
Cost of sales	-	4,015	3,891	-	7,906
Gross margin	-	9,557	13,199	-	22,756
Selling, research and development, general and and administrative expenses	(699)	9,444	4,924	-	13,669
Acquisition-related expenses	338	-	-	-	338
Depreciation and amortization	442	441	211	-	1,094
Total operating costs and expenses	81	9,885	5,135	-	15,101
Operating income (loss)	(81)	(328)	8,064	-	7,655
Equity in net income of subsidiaries	4,565	-	-	(4,565)	-
Other, net	(1,153)	(95)	(3,076)	-	(4,324)
Other income (expense)	3,412	(95)	(3,076)	(4,565)	(4,324)
Income (loss) before income taxes	3,331	(423)	4,988	(4,565)	3,331
Income tax expense	43	-	-	-	43
Net income (loss)	$3,288	$(423)	$4,988	$(4,565)	$3,288

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,113)	$(5,931)	$2,347	$3,584	$(18,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	1,514	6,796	416	-	8,726
Share-based compensation	257	412	147	-	816
Change in contingent consideration for acquisitions	-	342	-	-	342
Amortization of notes payable issuance costs and discount	452	-	-	-	452
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	(384)	107	-	(277)
Net change in assets and liabilities (net of effects of acquisitions)	5,454	8,587	(536)	(3,584)	9,921
Net cash provided by (used in) operating activities	(10,436)	9,822	2,481	-	1,867
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(208,876)	(1,350)	-	-	(210,226)
Purchases of property, equipment, and leasehold improvements	(7)	(611)	(127)	-	(745)
Intercompany advances	(13,350)	-	-	13,350	-
Change in restricted cash	-	42	-	-	42
Distribution from equity investment	-	-	76	-	76
Net cash used in investing activities	(222,233)	(1,919)	(51)	13,350	(210,853)
Cash flows from financing activities:
Intercompany advances	-	14,645	(1,295)	(13,350)	-
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	-	-	-	194,532
Proceeds from issuance of stock	41,750	-	-	-	41,750
Note and stock issuance costs paid	(8,946)	-	-	-	(8,946)
Proceeds from employee stock purchase plan	57	-	-	-	57
Principal payments on capital leases	-	(48)	-	-	(48)
Net cash provided by (used in) financing activities	227,393	14,597	(1,295)	(13,350)	227,345
Net increase (decrease) in cash and cash equivalents	(5,276)	22,500	1,135	-	18,359
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062 (1)
Cash and cash equivalents (net of restricted cash), end of period	$(163)	$31,292	$6,292	$-	$37,421 (2)

(1)	Net of restricted cash of $559 at December 31, 2009.
(2)	Net of restricted cash of $517 at June 30, 2010.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$3,288	$(423)	$4,988	$(4,565)	$3,288
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	442	1,058	867	-	2,367
Share-based compensation	354	354	177	-	885
Amortization of note payable issuance cost and discount	552	-	-	-	552
Unrealized loss on investment	-	-	3,553	-	3,553
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	241	23	-	264
Net change in assets and liabilities (net of effects of acquisitions)	(14,366)	3,196	(896)	4,565	(7,501)
Net cash provided by (used in) operating activities	(9,730)	4,426	8,712	-	3,408
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(1,250)	-	-	(1,250)
Purchases of property, equipment, and leasehold improvements	-	(44)	(47)	-	(91)
Change in restricted cash	258	-	-	-	258
Net cash provided by (used in) investing activities	258	(1,294)	(47)	-	(1,083)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	52	-	-	-	52
Net cash provided by financing activities	52	-	-	-	52
Net increase (decrease) in cash and cash equivalents	(9,420)	3,132	8,665	-	2,377
Cash and cash equivalents (net of restricted cash), beginning of period	9,916	2,697	4,614	-	17,227 (1)
Cash and cash equivalents (net of restricted cash), end of period	$496	$5,829	$13,279	$-	$19,604 (2)

(1)	Net of restricted cash of $621 at December 31, 2008.
(2)	Net of restricted cash of $363 at June 30, 2009.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(16)    Recent Accounting Pronouncements

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

Overview

We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  We continue to expand our product offerings through strategic acquisitions, including:

•	AMICAS, Inc. (AMICAS), an image and information management solutions provider, which we completed on April 28, 2010;

•	Confirma, Inc. (Confirma), a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies, which we completed on September 1, 2009;

•	etrials Worldwide, Inc. (etrials), a provider of clinical trials software and services, which we completed on July 20, 2009; and

•	Two insignificant asset purchases in 2009, one insignificant asset purchase in the first quarter of 2010 and two insignificant acquisitions in the third quarter of 2010.

On April 28, 2010, we completed our acquisition of AMICAS through a successful tender offer for 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, we purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223,910.  In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stockholders was approximately $22,906.  We financed the transaction with $200,000 of senior secured notes (Notes), cash already available at the two companies and proceeds of $41,750 from the issuance of preferred and common stock.  See Notes 3 and 8 for further information regarding these transactions.

We believe that our acquisition of AMICAS will allow our customers to benefit from the combined company’s enhanced suite of products ranging from point solutions to end-to-end solutions for imaging workflow.  The acquisition will also create an opportunity to cross-sell our solutions to different provider bases and to use our international footprint to increase revenues of AMICAS products.

Our Competitive Strengths

Index

Leading Healthcare IT Solution Provider

We believe the AMICAS acquisition will create a leading imaging software company.  Both Merge and AMICAS’ core focus is medical imaging IT, unlike many of the other larger vendors in the RIS/PACS market.  We believe this focus allows us to be more responsive to the evolving technological needs of our customers.  The combined company has a combined market share of approximately 12% of the North America RIS/PACS market, according to a Frost & Sullivan report published in July 2009.  The combined company has over 40 years of experience in medical imaging software development, and substantial intellectual property.  The acquisition enhances Merge’s product suite which, we believe, will position us to more effectively meet customer needs across most major provider segments.

Diversified Customer Base and Business Model

The combined company generated sales from 35 countries in 2009 with new contracts being signed in 24 countries.  A significant opportunity exists to expand the combined company’s product offering in countries where it generates sales today, and many international markets represent new opportunities.

We have served approximately 1,500 hospital sites, approximately 2,200 outpatient imaging sites and approximately 250 original equipment manufacturers (OEMs).  In addition, the eCommerce business has experienced over 100,000 downloads, and Merge has participated in over 1,000 clinical trials in 65 countries.  Although both Merge and AMICAS participate in the medical imaging market, the combined company has complementary customer bases and, in 2009 and the first six months of 2010, no single customer would have accounted for more than 10% of the combined company’s total revenue.

Significant Recurring Revenue and Backlog Provides High Visibility

We continue to generate recurring revenue that exceeds 60% of total revenues.  A significant portion of our recurring revenue is generated from 12-month forward maintenance contracts, which provide enhanced visibility into this revenue source.  In addition, we have a significant backlog of non-recurring revenue that we believe provides additional strength to our go-forward revenue model.  As of June 30, 2010, our backlog of non-recurring revenue was approximately $46.0 million.

Business Model Supports Strong Levered Free Cash Flow

We believe our software business model will support strong levered free cash flow.  Furthermore, we expect low capital expenditure requirements and working capital needs.  In addition, the acquisition of AMICAS is expected to create ongoing cost synergies of approximately $15 million annually.  As of June 30, 2010, we have completed the majority of the steps necessary to attain this goal, including a restructuring initiative to reduce our workforce by approximately 125 individuals and exit certain facilities.  We expect to complete most of the remaining items by the end of the third quarter of 2010.  As a result, we expect we will have strong unlevered free cash flow to allow us to meet our debt service requirements.

Our Strategy

Our strategy is to be a leading provider of integrated, global healthcare IT solutions and services that improve the exchange of healthcare information.  In order to achieve this goal, we intend to offer solutions that help address the evolving issues our customers face in leveraging IT in order to provide better business and clinical workflow.  We expect to increase our financial and market performance by:

•	Focusing on cross-selling complementary products across existing customer bases;

•	Growing internationally by expanding product offerings through value-added reseller and distributor relationships;

•	Leveraging technology into new market segments and product extensions;

•	Adding strategic acquisitions which allow us to further expand our addressable market and customer base; and

•	Providing operational rigor to a combined, larger organization.

Index

We completed two insignificant acquisitions in July 2010 which have allowed us to expand our product offering as well as provide greater penetration into existing market segments.  As a result of these acquisitions, we have extended our addressable market to including another image intensive specialty (Orthopaedics) and increased the depth of our solution portfolio for existing customers and new prospects to include additional automation capabilities via patient kiosks.

Our Product and Service Offerings

We provide a wide range of products and services to our customers, including:

•	Picture archiving and communication systems (PACS);

•	Clinical information systems (CIS);

•	Diagnostic workstation software applications;

•	Advanced image post-processing applications;

•	Revenue cycle management;

•	Software development toolkits, technologies and platforms; and

•	Hosted software solutions for clinical trial data management.

A complete description of all of our product and related service offerings within these categories, and the benefits to our customers, can be found on our website at www.merge.com/products.

Our Market and Challenges That We Face

We continue to believe the market for medical imaging technologies in the U.S. is in the early stages of recovery after several years of Medicare cuts focused on medical imaging reimbursement and the effect of the U.S. and global downturn on macroeconomic conditions during 2008 and 2009.  We also believe that delayed purchase of medical imaging equipment has created pent-up demand for newer imaging equipment and associated information technology.  We further believe the trends that support sustained growth in medical imaging volumes, which include continual technological improvements that provide wider affordability, increasing use of clinical applications and ongoing technological sophistication of imaging technologies, will continue to provide greenfield and replacement market opportunities for our solutions over the long-term.

We are also monitoring the increasing regulatory and legislative activity surrounding healthcare and health information technology.  While recent legislation in the U.S. has provided our customers clarity related to the reimbursement of certain activities, uncertainty still remains as to the long-term impact on the industry.  Due to the complexity of the reform legislation and its potential impact on us as both a vendor and employer, it remains difficult to forecast the potential net impact of these factors on our customers and market, as well as on our business.

Prior to the closing of the acquisition of AMICAS, there existed a period of uncertainty for customers regarding our go-forward corporate and product strategy.  This resulted in weakness in our net sales for the second quarter of 2010, which we believe is a common reaction when one public company acquires another.  Immediately following the closing of the acquisition, we began a proactive communication effort with customers in order to share and validate our corporate strategy and product roadmap.   In addition, we realigned our business from a decentralized organizational structure into a centralized organizational structure to create a more streamlined set of processes.  We believe that centralizing functions will have a long-term positive effect on our ability to efficiently develop products to address existing market needs. Based on discussions held, we believe that our customers understand our corporate and product strategies.

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
During the past 12 months, we completed the following three significant acquisitions (the Significant Acquisitions), of which the results of operations are included in our condensed consolidated statements of operations since the date of acquisition:

o	On April 28, 2010, we completed the acquisition of AMICAS;

o	On September 1, 2009, we completed the acquisition of Confirma; and

Index

o	On July 20, 2009, we completed the acquisition of etrials.

As result of the timing of the Significant Acquisitions, the comparability of the results of operations in the three and six months ended June 30, 2010 differ significantly from the same periods in 2009.  In addition, as a result of the AMICAS transaction, we incurred significant acquisition related costs in the three and six months ended June 30, 2010.

•
We issued $200.0 million of Notes in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $8.6 million.  The three and six months ended June 30, 2010 include approximately two months of interest expense and amortization of the original issuance discount and costs of the Notes.  In November 2009, we sold 9.1 million shares of common stock in a registered direct offering for aggregate net proceeds of $25.2 million which we used to repay a then-existing $15.0 million note payable (at 13% interest).  This note payable was originally issued at a discount and had issuance costs, both of which were being amortized over the life of the note payable.

•
Concurrent with the acquisition of AMICAS, we completed a restructuring initiative in April 2010.  We also completed a restructuring activity in July 2009 concurrent with the acquisition of etrials.  Both of these initiatives assisted in providing operational rigor to a combined, larger organization and enabled us decrease costs as a percentage of revenue (most notably general and administrative costs).  We anticipate the full impact of the April 2010 initiative to be reflected in the operating results for our fourth quarter of 2010.

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index

	Three Months Ended June 30,				Change
	2010	% (1)	2009	% (1)	$	%

Net sales:
Software and other	$6,592	22.7%	$9,020	58.8%	$(2,428)	-26.9%
Professional services	5,631	19.4%	1,324	8.6%	4,307	325.3%
Maintenance and EDI	16,780	57.9%	5,009	32.6%	11,771	235.0%
Total net sales	29,003	100.0%	15,353	100.0%	13,650	88.9%
Cost of sales:
Software and other	1,690	25.6%	880	9.8%	810	92.0%
Professional services	4,028	71.5%	1,033	78.0%	2,995	289.9%
Maintenance and EDI	5,809	34.6%	1,340	26.8%	4,469	333.5%
Depreciation, amortization and impairment	4,487	15.5%	623	4.1%	3,864	620.2%
Total cost of sales	16,014	55.2%	3,876	25.2%	12,138	313.2%
Total gross margin	12,989	44.8%	11,477	74.8%	1,512	13.2%

Gross margin by net sales category (3)
Software and other	4,902	74.4%	8,140	90.2%	(3,238)	-39.8%
Professional services	1,603	28.5%	291	22.0%	1,312	450.9%
Maintenance and EDI	10,971	65.4%	3,669	73.2%	7,302	199.0%

Operating expenses:
Sales and marketing	4,189	14.4%	1,826	11.9%	2,363	129.4%
Product research and development	5,752	19.8%	2,543	16.6%	3,209	126.2%
General and administrative	5,591	19.3%	2,104	13.7%	3,487	165.7%
Acquisition-related expenses	2,421	8.3%	339	2.2%	2,082	614.2%
Restructuring and other expenses	3,483	12.0%	-	0.0%	3,483	NM (2)
Depreciation and amortization	2,181	7.5%	546	3.6%	1,635	299.5%
Total operating costs and expenses	23,617	81.4%	7,358	47.9%	16,259	221.0%
Operating income (loss)	(10,628)	-36.6%	4,119	26.8%	(14,747)	-358.0%
Other income (expense), net	(4,275)	-14.7%	(3,652)	-23.8%	(623)	17.1%
Income (loss) before income taxes	(14,903)	-51.4%	467	3.0%	(15,370)	NM (2)
Income tax expense	58	0.2%	21	0.1%	37	176.2%
Net income (loss)	$(14,961)	-51.6%	$446	2.9%	(15,407)	NM (2)
Less: preferred stock dividends	15,944	55.0%	-	0.0%	-	NM (2)
Net income (loss) available to common shareholders	$(30,905)	-106.6%	$446	2.9%	(31,351)	NM (2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2010 were $6.6 million, a decrease of $2.4 million, or 26.9%, from $9.0 million in 2009, primarily due to the disruption in customer contracting as certain customers were concerned about our go-forward product strategy in a few product lines which overlap between legacy Merge and AMICAS products and certain employees were distracted by office relocations and other effects of our cost savings initiatives undertaken upon the close of the acquisition of AMICAS.  Software and other sales also decreased as a result of a single contract signed in the second quarter of 2009 that generated $2.2 million of revenue compared to no large contracts signed in the second quarter of 2010.  We expect net software and other sales to increase in the remaining quarters of 2010.  We also anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Service Sales.  Total professional service sales in 2010 were $5.6 million, an increase of $4.3 million, or 325.3%, from $1.3 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Maintenance and EDI Sales.  Total maintenance and electronic data interchange (EDI) sales in 2010 were $16.8 million, an increase of $11.8 million, or 235.0%, from $5.0 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Index

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $4.9 million in 2010, a decrease of $3.2 million, or 39.8%, from $8.1 million in 2009.  Gross margin as a percentage of software and other sales decreased to 74.4% in 2010 from 90.2% in 2009, due to the $2.2 million software only sale in the second quarter of 2009 which had minimal cost of goods sold.  We expect our gross margin on software and other sales going forward to decrease as future quarters will reflect a full period with results from AMICAS, which has typically had lower margins than us as a result of sales which are more hardware intensive.  We also expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $1.6 million in 2010, an increase of $1.3 million, or 450.9%, from $0.3 million in 2009.  Gross margin as a percentage of professional service sales increased to 28.5% in 2010 from 22.0% in 2009, primarily due to our Significant Acquisitions having an overall higher professional services gross margin.  As the majority of professional service costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of our resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $11.0 million in 2010, an increase of $7.3 million, or 199.0%, from $3.7 million in 2009.  Gross margin as a percentage of maintenance and EDI sales decreased to 65.4% in 2010 from 73.2% in 2009, primarily due to the impact of the AMICAS acquisition.  We expect our gross margin on maintenance and EDI sales going forward to decrease as future quarters will reflect a full period with results from AMICAS, which has typically had lower margins than us as AMICAS products include more third party software and hardware with greater maintenance related costs for which we pay maintenance to such third parties.

Depreciation, Amortization and Impairment. Depreciation, amortization and impairment expense increased $3.9 million, or 620.2%, to $4.5 million in 2010 from $0.6 million in 2009, primarily due to the Significant Acquisitions.  The 2010 expense includes an impairment to purchased software of $2.3 million as a result of decisions made related to overlapping products.  We expect $2.2 million to $2.3 million of depreciation and amortization (exclusive of third quarter insignificant acquisitions) to be recorded on a quarterly basis for the remainder of 2010, of which $1.8 million is intangible amortization related to the acquisitions of AMICAS, etrials and Confirma.

Sales and Marketing

Sales and marketing expense increased $2.4 million, or 129.4%, to $4.2 million in 2010 from $1.8 million in 2009, primarily as a result of the Significant Acquisitions. We expect that our quarterly sales and marketing expenses in the remainder of 2010 will increase, when compared to the second quarter of 2010, as we invest and grow these functions.

Product Research and Development

Product research and development expense increased $3.2 million, or 126.2%, to $5.7 million in 2010 from $2.5 million in 2009 primarily due to the Significant Acquisitions.  We expect the cost of product research and development as a percentage of sales to decrease in the remainder of 2010 as we leverage this group across all our product lines.

General and Administrative

General and administrative expense increased $3.5 million, or 165.7%, to $5.6 million in 2010 from $2.1 million in 2009, primarily due to the Significant Acquisitions and fulfilling a pledge of $1.0 million to a donor directed charitable trust in the second quarter of 2010.  We expect that our quarterly general and administrative expenses as a percentage of total net sales in the remainder of 2010 will decrease as we continue to realize cost saving synergies in this group, which should not require significant expansion to meet the needs of a combined, larger organization.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $2.4 million of such expenses compared to only $0.3 million in 2009, primarily related to our acquisition of AMICAS, Inc. (which was completed in April 2010).

Index

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2010, we incurred $3.5 million of such expenses compared to no such expenses in 2009, primarily related to the reorganization of our business concurrent with our acquisition of AMICAS, Inc. (which was completed in April 2010).  We expect to incur $1.5 million of additional expenses in 2010, primarily in the third quarter, related to this initiative.

Depreciation and Amortization

Depreciation and amortization expense increased $1.6 million, or 299.5%, to $2.2 million in 2010 from $0.6 million in 2009, due to depreciation and amortization on fixed assets and intangible assets acquired from Significant Acquisitions. We expect $1.7 million to $1.8 million of depreciation and amortization (exclusive of third quarter insignificant acquisitions) to be recorded on a quarterly basis for the remainder of 2010, of which $1.4 million is amortization related to the acquisitions of AMICAS, etrials and Confirma.

Other Income (Expense), Net

Net other expense increased $0.6 million to $4.3 million in 2010 compared to $3.7 million of net expense in 2009.  The expense in 2010 includes $4.3 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million Notes issued to fund the AMICAS acquisition.  The expense in 2009 includes an impairment charge of $3.6 million related to an equity investment and $0.8 million of interest expense and amortization of issuance costs and note discount associated with our $15.0 million note payable, which was repaid in the fourth quarter of 2009.  The 2009 expenses were offset by a $0.4 million gain on the sale of certain patents, as well as $0.3 million in foreign currency exchange gains.  We expect our interest expense to increase in the remaining quarters of 2010 as a result of full quarters of interest expense on the Notes.

Income Tax Expense

In 2010, we recorded income tax expense resulting in an effective tax rate of (0.4)% compared to 4.5% income tax expense recorded in 2009.  Our effective tax rates in 2010 and 2009 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index

	Six Months Ended June 30,				Change
	2010	% (1)	2009	% (1)	$	%

Net sales:
Software and other	$15,957	32.6%	$17,704	57.7%	$(1,747)	-9.9%
Professional services	9,377	19.1%	2,857	9.3%	6,520	228.2%
Maintenance and EDI	23,639	48.3%	10,101	32.9%	13,538	134.0%
Total net sales	48,973	100.0%	30,662	100.0%	18,311	59.7%
Cost of sales:
Software and other	2,394	15.0%	2,110	11.9%	284	13.5%
Professional services	7,025	74.9%	2,042	71.5%	4,983	244.0%
Maintenance and EDI	7,306	30.9%	2,481	24.6%	4,825	194.5%
Depreciation, amortization and impairment	5,705	11.6%	1,273	4.2%	4,432	348.2%
Total cost of sales	22,430	45.8%	7,906	25.8%	14,524	183.7%
Total gross margin	26,543	54.2%	22,756	74.2%	3,787	16.6%

Gross margin by net sales category (3)
Software and other	13,563	85.0%	15,594	88.1%	(2,031)	-13.0%
Professional services	2,352	25.1%	815	28.5%	1,537	188.6%
Maintenance and EDI	16,333	69.1%	7,620	75.4%	8,713	114.3%

Operating expenses:
Sales and marketing	7,008	14.3%	3,498	11.4%	3,510	100.3%
Product research and development	9,008	18.4%	4,814	15.7%	4,194	87.1%
General and administrative	9,442	19.3%	5,356	17.5%	4,086	76.3%
Acquisition-related expenses	8,359	17.1%	339	1.1%	8,020	NM (2)
Restructuring and other expenses	3,483	7.1%	-	0.0%	3,483	NM (2)
Depreciation and amortization	3,021	6.2%	1,094	3.6%	1,927	176.1%
Total operating costs and expenses	40,321	82.3%	15,101	49.2%	25,220	167.0%
Operating income (loss)	(13,778)	-28.1%	7,655	25.0%	(21,433)	-280.0%
Other income (expense), net	(4,229)	-8.6%	(4,324)	-14.1%	95	-2.2%
Income (loss) before income taxes	(18,007)	-36.8%	3,331	10.9%	(21,338)	-640.6%
Income tax expense	106	0.2%	43	0.1%	63	146.5%
Net income (loss)	$(18,113)	-37.0%	$3,288	10.7%	$(21,401)	-650.9%
Less: preferred stock dividends	15,944	32.6%	-	0.0%	15,944	NM (2)
Net income (loss) available to common shareholders	$(34,057)	-69.5%	$3,288	10.7%	(37,345)	NM (2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2010 were $16.0 million, a decrease of $1.7 million, or 9.9%, from $17.7 million in 2009, primarily due to the disruption in customer contracting as certain customers were concerned about our go-forward product strategy in a few product lines which overlap between legacy Merge and AMICAS products and certain employees were distracted by office relocations and other effects of our cost saving initiatives undertaken upon the close of the acquisition of AMICAS.  Software and other sales also decreased as a result of a single contract signed in the second quarter of 2009 that generated $2.2 million of revenue compared to no similar sized contracts with revenue immediately recognizable in 2010.

Professional Service Sales.  Total professional service sales in 2010 were $9.4 million, an increase of $6.5 million, or 228.2%, from $2.9 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2010 were $23.6 million, an increase of $13.5 million, or 134.0%, from $10.1 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Index

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $13.6 million in 2010, a decrease of $2.0 million, or 13.0%, from $15.6 million in 2009.  Gross margin as a percentage of software and other sales decreased to 85.0% in 2010 from 88.1% in 2009, due to the $2.2 million software only sale in the second quarter of 2009 which had minimal cost of goods sold.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $2.4 million in 2010, an increase of $1.5 million, or 188.6%, from $0.8 million in 2009.  Gross margin as a percentage of professional service sales, decreased to 25.1% in 2010 from 28.5% in 2009, primarily due to lower utilization of our professional services personnel in 2010 when compared to 2009.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $16.3 million in 2010, an increase of $8.7 million, or 114.3%, from $7.6 million in 2009.  Gross margin as a percentage of maintenance and EDI sales, decreased to 69.1% in 2010 from 75.4% in 2009, primarily due to the acquisition of AMICAS, which has typically had lower margins than us as AMICAS products include more third party software and hardware for which we pay maintenance to such third parties.

Depreciation, Amortization and Impairment. Depreciation, amortization and impairment expense increased $4.4 million, or 348.2%, to $5.7 million in 2010 from $1.3 million in 2009, primarily due to the Significant Acquisitions.  The 2010 expense also includes an impairment to purchased software of $2.3 million as a result of decisions made related to overlapping products.

Sales and Marketing

Sales and marketing expense increased $3.5 million, or 100.3%, to $7.0 million in 2010 from $3.5 million in 2009, primarily as a result of the Significant Acquisitions.

Product Research and Development

Product research and development expense increased $4.2 million, or 87.1%, to $9.0 million in 2010 from $4.8 million in 2009 primarily due to the Significant Acquisitions.

General and Administrative

General and administrative expense increased $4.1 million, or 76.3%, to $9.4 million in 2010 from $5.3 million in 2009, primarily due to the Significant Acquisitions and fulfilling a pledge of $1.0 million to a donor directed charitable trust in the second quarter of 2010.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $8.4 million of such expenses compared to only $0.3 million in 2009.  The increase is primarily related to our acquisition of AMICAS, Inc. (which was completed in April 2010).

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2010, we incurred $3.5 million of such expenses compared to no such expenses in 2009, primarily related to the reorganization of our business concurrent with our acquisition of AMICAS, Inc. (which was completed in April 2010).

Depreciation and Amortization

Depreciation and amortization expense increased $1.9 million, or 176.1%, to $3.0 million in 2010 from $1.1 million in 2009, due to depreciation and amortization on fixed assets and intangible assets acquired from the Significant Acquisitions.

Other Income (Expense), Net

Net other expense was $4.2 million in 2010 compared to $4.3 million of net expense in 2009.  The expense in 2010 includes $4.3 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million in Notes issued to fund the AMICAS acquisition.  The expense in 2009 includes an impairment charge of $3.6 million and $1.5 million of interest expense and amortization of issuance costs and note discount associated with our $15.0 million note payable, which was repaid in the fourth quarter of 2009.  The 2009 expenses were offset by a gain of $0.5 million on the sale of certain patents and $0.3 million in foreign exchange gains.

Index

Income Tax Expense

In 2010, we recorded income tax expense resulting in an effective tax rate of (0.6)% compared to 1.3% income tax expense recorded in 2009.  Our effective tax rates in 2010 and 2009 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $37.9 million at June 30, 2010, an increase of approximately $18.3 million, or 93.4%, from our balance of $19.6 million at December 31, 2009.  In addition, our working capital was $27.1 million at June 30, 2010, an increase of $8.9 million from our working capital of $18.2 million at December 31, 2009.

On April 28, 2010, we completed our acquisition of AMICAS.  We financed the transaction with $200,000 of senior secured notes (Notes), cash already available at the two companies and proceeds of $41,750 from the issuance of preferred and common stock.

Operating Cash Flows

Cash provided by operating activities was $1.9 million in 2010, compared to cash provided by operating activities of $3.4 million in 2009.  The net loss in 2010 of $18.1 million includes non-cash expenses of $9.7 million and interest expense from our Notes of $3.9 million, which is not payable until November 2010.  In addition, the timing between the recording of acquisition-related and restructuring costs and payments thereof impacted operating cash flows.

In 2010, we paid $8.2 million of acquisition-related costs, and as of June 30, 2010, we had $0.2 million of payments remaining.  In 2010, we paid $1.4 million in termination benefits and contract exit costs related to our restructuring initiatives.  As of June 30, 2010, we had $3.0 million of payments remaining associated with these initiatives.

Investing Cash Flows

Cash used in investing activities was $210.9 million in 2010, including $1.4 million paid for an insignificant acquisition, $0.7 million paid for purchases of property, equipment and leasehold improvements and $208.8 million of cash consideration paid, net of cash acquired, for our acquisition of AMICAS.

We also used $2.5 million of cash to finance one of the insignificant acquisitions completed in July 2010.

Financing Cash Flows

In April 2010, we issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for $41,750 of proceeds received.  The preferred stock dividends accumulate at a rate of 15% (which compounds annually).  We used the proceeds from the issuance of the preferred and common stock to partially fund our acquisition of AMICAS.

In April 2010, we also issued $200.0 million of senior secured Notes.  In 2010, in order to complete the stock and debt issuances, we paid $8.9 million in issuance costs.  We anticipate we will incur and pay an additional $0.4 million in the third quarter of 2010 associated with the registration of the Notes.

Contractual Obligations

Total outstanding commitments as of June 30, 2010 (in thousands), were as follows:

Index

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$14,798	$4,060	$5,507	$1,950	$3,281
Capital leases (including interest)	118	102	16	-	-
Notes payable (including interest)	317,500	23,500	47,000	247,000	-
Total	$332,416	$27,662	$52,523	$248,950	$3,281

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million, $0.1 million and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.5 million (primarily letters-of-credit related to three of our leased facilities) at June 30, 2010, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the Notes.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, because of the low trading price of our common stock, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2010 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.  For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as updated in our Forms 10-Q filed during 2010, including herein.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts,  other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended June 30, 2010 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of June 30, 2010, our cash and cash equivalents included money market funds and short term deposits totaling $37.9 million, and earned interest at a weighted average rate of approximately 0.2%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The following significant change in our internal control over financial reporting occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting:

•
On June 30, 2010, we completed the transition of data from the legacy Confirma financial system and began processing transactions as well as performing the reporting cycle for this subsidiary on a centralized basis by personnel using the legacy Merge financial system.

We believe this change will allow us to more efficiently consolidate the results of this subsidiary in a timely manner on a monthly and quarterly basis.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The case arises from our termination of Mortimore’s and Nosay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The Complaint alleges that we breached their employment agreements, unreasonably refused their requests for indemnification and breached of other covenants of good faith and fair dealing.  The Complaint requests an order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2), seeks unspecified monetary damages and includes a demand for a jury trial.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

In January, 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”), entitled Progress Associates, on behalf of itself and all others similarly situated v. AMICAS, Inc., et al., Civil Action No. 10-0174.  In March, 2010, because the Company had terminated the Thoma Bravo Merger and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5 million of attorneys fees for its work on this case, which fee petition AMICAS has opposed.  A court hearing on the fee petition was held on August 4, 2010, but the court did not set a date for the issuance of a ruling.  AMICAS has retained litigation counsel, has tendered defense of this matter to its appropriate insurers and intends to continue to vigorously defend the fee petition.

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

We may not realize the anticipated benefits of our acquisition of AMICAS, including potential synergies, due to challenges associated with integrating the companies or other factors.

The success of our acquisition of AMICAS (the “AMICAS Acquisition”) will depend in part on the success of our management in integrating the operations, technologies and personnel of us and AMICAS. Our inability to meet the challenges involved in successfully integrating the operations of us and AMICAS or otherwise to realize the anticipated benefits of the AMICAS Acquisition could seriously harm our results of operations. In addition, the overall integration of the two companies will require substantial attention from the combined company’s management, particularly in light of the geographically dispersed operations of the two companies, which could further harm the combined company’s results of operations.

The challenges involved in integration include:

•integrating the two companies’ operations, processes, people, technologies and services;

•coordinating and integrating sales and marketing and research and development functions;

•demonstrating to our clients that the AMICAS Acquisition will not result in adverse changes in business focus and service deliverables (including customer satisfaction);

•assimilating and retaining the personnel of both companies and integrating the business cultures, operations, systems and clients of both companies; and

•consolidating corporate and administrative infrastructures and eliminating duplicative operations and administrative functions.

We may not be able to successfully integrate AMICAS’ operations with ours in a timely manner, or at all, and we may not realize the anticipated benefits of the acquisition, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the acquisition are based on assumptions and current expectations, not actual experience, and assume a successful integration and reallocation of resources among our facilities without unanticipated costs or effort and no unforeseen or unintended consequences. In addition, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our or AMICAS’ relationships with existing or potential clients, suppliers or strategic partners are adversely affected as a consequence of the acquisition, or by practical or legal constraints on our ability to combine operations.

Index

In addition, we expect to achieve cost savings related to employee reductions and other savings of approximately $15.0 million following the closing of the AMICAS Acquisition. We also expect that the employee severance, lease and other costs necessary to achieve our expected cost savings will be approximately a one-for-one cost. These estimated costs do not include any costs related to additional site consolidation or rationalization that we might consider following the closing of the acquisition.

We have a substantial amount of indebtedness, which could impact our ability to obtain future financing or pursue our growth strategy.

We have substantial indebtedness. As of June 30, 2010, we had approximately $200.1 million of indebtedness (including $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 that we issued in connection with the AMICAS Acquisition and capital leases), before taking into account outstanding letters of credit, subject to borrowing base limitations and other specified terms and conditions.  Our high level of indebtedness could have important consequences to you and significant adverse effects on our business, including the following:

•we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less indebtedness;

•our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

•our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business; and

•our ability to fund a change of control offer may be limited.

The indenture governing our $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

We currently do not have a credit facility and such a facility may be difficult to obtain in the future given the amount of indebtedness that we incurred in connection with our acquisition of AMICAS and future market conditions. In addition, AMICAS has experienced net losses in each of the last three fiscal years. AMICAS had net losses of $4.0 million, $30.1 million (including impairment charges of $27.5 million), and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We have incurred and may continue to incur significant costs associated with acquisition activities.

In the year ended December 31, 2009 and six months ended June 30, 2010, we incurred $1.2 million and $8.4 million of acquisition related costs, respectively. We expect to incur approximately $30.1 million of costs related to the AMICAS Acquisition, including $20.4 million of acquisition related costs due to the acquisition. All such direct acquisition costs are expensed as incurred by us. In addition, we often are required to incur charges to operations in the quarters following an acquisition to reflect costs associated with integrating acquired companies. We may incur additional material charges in subsequent quarters associated with acquisitions. We anticipate that our acquisition activities will require significant cash outflows directly related to completing acquisitions as well as costs related to integration efforts. If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

Index

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We regard our trademarks, service marks, copyrights, patents, trade secrets, proprietary technology and similar intellectual property as critical to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with employees, customers and others to protect our proprietary rights. Most of the AMICAS software technology is not patented and existing copyright laws offer only limited practical protection. Effective intellectual property protection may not be available in every country in which our products and services are made available. We also may not be able to acquire or maintain appropriate intellectual property rights in all countries where we do business.

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

Recently enacted healthcare reform legislation may have a negative impact on our business. Among other things, reductions in Medicare and Medicaid reimbursement rates for imaging procedures and professional services could negatively affect revenues of our hospital and imaging clinic customers, which could reduce our customers’ ability to purchase our software and services.

The US Congress recently enacted far-reaching health system reform legislation that could have a negative impact on our business. While the impact of the legislation is difficult to predict, the legislation will increase pressure to control spending in government programs (e.g., Medicare and Medicaid) and by third party payors. The ability of customers to obtain appropriate reimbursement for imaging services they provide from these programs and payors is critical to the success of our company. One specific change included in the health reform legislation increases the equipment utilization assumption, which is part of the practice expense component of the technical part of the reimbursement rate, for MRI and CT services to 75 percent from 50 percent over a 4-year transition period. These changes in the utilization rate once fully implemented have the potential to dramatically decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower. A second significant potential reimbursement change relates to the Sustainable Growth Rate (SGR) component of the Medicare Physician Fee Schedule. The SGR is part of the update factor process used to set the annual rate of growth in allowed expenditures, and is determined by a formula specified by Congress. Because the annual calculation of the SGR would have led to reimbursement reductions that Congress found unacceptable, every year Congress has interceded to delay the implementation of this statutory SGR update factor. While these changes have provided temporary reimbursement relief, because of the significant budgetary impacts, Congress has left the SGR formula, thereby allowing annual unimplemented payment reductions to accumulate in the Medicare statute. As a result, for 2010, if this SGR had been allowed to be implemented, it would have caused a reduction in the update adjustment factor of 21.3 percent in the calculation of the Physician Fee Schedule. The Congress and Obama administration are currently considering legislation to attempt to fix or delay this problem, but the prospects for enactment remain uncertain. The changes being considered have the potential to negatively impact the professional component of reimbursement.

Index

Changes related to the equipment utilization assumption and the SGR calculation could result in a reduction in software and service procurement of our customers, and have a material adverse effect on our revenues and operating results.

If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We plan to expand our business. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure, service offerings and service center expansion. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures. Our future growth will place a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

If new and existing AMICAS products, including product upgrades, and services do not achieve and maintain sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

AMICAS’ existing products and services, such as AMICAS’ One Suite products, and related product and service offerings;

new AMICAS products and services, such as AMICAS Dashboards, AMICAS Financials and RadStream; and

enhancements to existing products, support and services, including, AMICAS ECM, AMICAS VERICIS, and AMICAS PACS.

There can be no assurance that customers will accept any of these products, product upgrades, support or services. In addition, even if customers accept these products and services initially, we cannot assure you that they will continue to purchase our products and services at levels that are consistent with, or higher than, past quarters.  Customers may significantly reduce their relationships with us or choose not to expand their relationship with us. In addition, any pricing strategy that we implement for any of our products, product upgrades, or services may not be economically viable or acceptable to our target markets. Failure to achieve or to sustain significant penetration in our target markets with respect to any of these products, product upgrades, or services could have a material adverse effect on our business.

Achieving and sustaining market acceptance for these products, product upgrades and services is likely to require substantial marketing and service efforts and the expenditure of significant funds to create awareness and demand by participants in the healthcare industry. In addition, deployment of new or newly integrated products or product upgrades may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional sales and customer service personnel. There can be no assurance that the revenue opportunities for new products, product upgrades and services will justify the amounts that we spend for their development, marketing and rollout.

If we are unable to sell new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, revenues, operating results, cash flows and financial condition. If anticipated software sales and services do not materialize, or if we lose customers or experience significant declines in orders from customers, our revenues would decrease over time due to the combined effects of attrition of existing customers and a shortfall in new client additions.

Index

AMICAS relies on some of its existing customers to serve as reference sites for it in developing and expanding relationships with other customers and potential customers, and if the customers who serve as reference sites become unwilling to do so following our acquisition, our ability to obtain new customers or to expand customer relationships could be materially harmed.

As an integral part of the process of establishing new client relationships and expanding existing relationships, AMICAS relies on current clients who agreed to serve as reference sites for potential customers of its products and services. The reference sites allow potential customers to observe the operation of its products and services in a true-to-life environment and to ask questions of actual customers concerning the functionality, features and benefits of its product and service offerings. We cannot assure you that these sites will continue to be willing to serve as reference sites following our acquisition of AMICAS, nor that the availability of the reference sites will be successful in establishing or expanding relationships with existing or new customers. If we lose reference sites and are unable to establish new ones in a timely manner, this could have a material adverse effect on our business and results of operations.

Our inability to renew, or make material modifications to, agreements with AMICAS’ third-party product and service providers could lead to a loss of customers and have a negative impact on our revenues.

Some of AMICAS’ customers demand the ability to acquire a variety of products from one provider. Some of these products are not currently owned or developed by AMICAS. Through agreements with third parties, AMICAS currently resells the desired hardware, software and services to these customers. However, in the event these agreements are not renewed or are renewed on less favorable terms, we could lose sales to competitors who market the desired products to these customers or recognize less revenue. If we do not succeed in maintaining these relationships with such third-party providers, our business could be harmed.

AMICAS depends on its partners and suppliers for delivery of electronic data interchange (e.g., insurance claims processing and invoice printing services), commonly referred to as EDI, hardware maintenance services, third-party software or software or hardware components of its offerings, and sales lead generation. Any failure, inability or unwillingness of these suppliers to perform these services or provide their products could negatively impact our customers’ satisfaction and our revenues.

AMICAS uses various third-party suppliers to provide its customers with EDI transactions and on-site hardware maintenance. EDI revenues would be particularly vulnerable to a supplier failure because EDI revenues are earned on a daily basis. AMICAS relies on numerous third-party products that are made part of its software offerings and/or that it resells. Although other vendors are available in the marketplace to provide these products and services, it would take time to switch suppliers. If these suppliers were unable or unwilling to perform such services or provide their products or if the quality of these services or products declined, it could have a negative impact on our customers’ satisfaction and result in a decrease in revenues, cash flows and operating results.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

August 9, 2010	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

August 9, 2010	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index

EXHIBIT INDEX

3.1(b)	Certificate of Designations, Preferences and Rights of Series A Non–Voting Preferred Stock (A)
4.2
Indenture, dated as of April 28, 2010, among Registrant, the Guarantors named therein, The Bank of New York Mellon Trust Company, N. A., as Trustee, and The Bank of New York Mellon Trust Company, N. A., as Collateral Agent (A)

4.3	Registration Rights Agreement, dated as of April 28, 2010, among Registrant, the Guarantors named therein, and Morgan Stanley & Co. Incorporated (A)
10.1	First Amendment, effective as of January 1, 2010, to Consulting Agreement, effective as of January 1, 2009, by and among the Registrant and Merrick RIS, LLC (B)
10.2	Securities Purchase Agreement, dated as of April 1. 2010, by and among Registrant and the Investors identified therein (B)
10.3	Patent Security Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (A)
10.4	Trademark Security Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (A)
105	Copyright Security Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (A)
10.6	Guaranty and Collateral Agreement, dated as of April 28, 2010, made among the Registrant and the guarantors of the Notes in favor of The Bank of New York Mellon Trust Company, N. A. (A)
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 30, 2010.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 2, 2010.
(c)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 30, 2010.