Form 10-Q
period 2010-09-30
MERGE HEALTHCARE INC
filed 2010-11-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).
Yes   ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of November 4, 2010:  83,284,805

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $613 and $559 at September 30, 2010 and December 31, 2009, respectively	$39,998	$19,621
Accounts receivable, net of allowance for doubtful accounts and sales returns of $956 and $1,287 at September 30, 2010 and December 31, 2009, respectively	47,679	17,219
Inventory	2,655	280
Prepaid expenses	5,093	1,896
Deferred income taxes	325	142
Other current assets	6,931	3,590
Total current assets	102,681	42,748
Property and equipment:
Land	1,050	—
Building and building improvements	4,900	—
Computer equipment	9,448	8,542
Office equipment	1,816	2,347
Leasehold improvements	926	1,715
	18,140	12,604
Less accumulated depreciation	6,233	8,727
Net property and equipment	11,907	3,877
Purchased and developed software, net of accumulated amortization of $8,376 and $15,488 at September 30, 2010 and December 31, 2009, respectively	26,783	12,621
Other intangible assets, net of accumulated amortization of $6,374 and $2,411 at September 30, 2010 and December 31, 2009, respectively	49,412	6,715
Goodwill	162,612	28,749
Deferred income taxes	4,490	4,689
Other assets	12,556	850
Total assets	$370,441	$100,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,878	$4,444
Interest payable	9,988	—
Accrued wages	5,608	1,950
Restructuring accrual	2,414	879
Other accrued liabilities	2,397	1,665
Deferred revenue	42,164	15,579
Total current liabilities	76,449	24,517
Notes payable, net of unamortized discount of $5,130	194,870	—
Deferred income taxes	49	68
Deferred revenue	1,849	1,193
Income taxes payable	5,491	5,461
Other	1,542	873
Total liabilities	280,250	32,112
Shareholders’ equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; 41,750 and zero shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively. Aggregate liquidation preference: $54,275 and zero at September 30, 2010 and December 31, 2009, respectively.	41,750	—
Common stock, $0.01 par value: 150,000,000 shares authorized: 82,975,261 shares and 74,791,753 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	830	748
Common stock subscribed, 16,197 shares and 9,978 shares at September 30, 2010 and December 31, 2009, respectively	45	32
Additional paid-in capital	525,913	524,114
Accumulated deficit	(479,915)	(458,356)
Accumulated other comprehensive income	1,568	1,599
Total shareholders’ equity	90,191	68,137
Total liabilities and shareholders’ equity	$370,441	$100,249

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales:
Software and other	$12,931	$7,755	$28,888	$25,459
Professional services	6,826	3,855	16,203	6,630
Maintenance and EDI	25,432	5,297	49,071	15,480
Total net sales	45,189	16,907	94,162	47,569
Cost of sales:
Software and other	4,930	600	7,324	2,710
Professional services	4,381	1,885	11,406	3,927
Maintenance and EDI	8,622	1,517	15,928	3,998
Depreciation, amortization and impairment	2,805	899	8,510	2,172
Total cost of sales	20,738	4,901	43,168	12,807
Gross margin	24,451	12,006	50,994	34,762
Operating costs and expenses:
Sales and marketing	5,776	2,470	12,784	5,968
Product research and development	5,621	2,689	14,629	7,503
General and administrative	6,043	3,616	15,485	8,972
Acquisition-related expenses	854	658	9,213	997
Restructuring and other expenses	1,213	1,974	4,696	1,974
Depreciation and amortization	1,816	755	4,837	1,849
Total operating costs and expenses	21,323	12,162	61,644	27,263
Operating income (loss)	3,128	(156)	(10,650)	7,499
Other income (expense):
Interest expense	(6,475)	(775)	(10,796)	(2,304)
Interest income	28	6	51	30
Other, net	(140)	18	(71)	(2,801)
Total other income (expense)	(6,587)	(751)	(10,816)	(5,075)
Income (loss) before income taxes	(3,459)	(907)	(21,466)	2,424
Income tax expense (benefit)	(13)	29	93	72
Net income (loss)	(3,446)	(936)	(21,559)	2,352
Less: preferred stock dividends	1,566	—	17,510	—
Net income (loss) available to common shareholders	$(5,012)	$(936)	$(39,069)	$2,352
Net income (loss) per share - basic	$(0.06)	$(0.02)	$(0.49)	$0.04
Weighted average number of common shares outstanding - basic	82,813,533	61,077,637	79,265,227	57,904,467
Net income (loss) per share - diluted	$(0.06)	$(0.02)	$(0.49)	$0.04
Weighted average number of common shares outstanding - diluted	82,813,533	61,077,637	79,265,227	59,552,430

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(21,559)	$2,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	13,347	4,021
Share-based compensation	1,326	1,256
Change in contingent consideration for acquisitions	226	—
Amortization of note payable issuance costs & discount	889	837
Other than temporary impairment on equity investments	—	3,624
Provision for doubtful accounts receivable, sales returns and non-trade receivables, net of recoveries	503	151
Deferred income taxes	(3)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(8,242)	2
Inventory	(1,372)	396
Prepaid expenses	2,118	349
Accounts payable	1,749	(2,404)
Accrued wages	(833)	(554)
Restructuring accrual	1,615	411
Deferred revenue	7,734	(6,189)
Accrued interest and other liabilities	6,769	(373)
Other	2,406	588
Net cash provided by operating activities	6,673	4,467
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(212,721)	(1,752)
Purchases of property, equipment, and leasehold improvements	(871)	(165)
Change in restricted cash	(53)	338
Distribution from equity investments	76	886
Net cash used in investing activities	(213,569)	(693)
Cash flows from financing activities:
Proceeds from issuance of notes, net of discount of $5,468	194,532	—
Proceeds from issuance of stock	41,750	—
Note and stock issuance costs paid	(9,017)	—
Proceeds from exercise of stock options and employee stock purchase plan	102	78
Repurchases of stock	(26)	—
Principal payments on notes	—	(4,570)
Principal payments on capital leases	(122)	(35)
Net cash provided by (used in) financing activities	227,219	(4,527)
Net increase (decrease) in cash and cash equivalents	20,323	(753)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,062	17,227
Cash and cash equivalents (net of restricted cash), end of period (2)	$39,385	$16,474

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$10	$1,463
Cash paid for income taxes, net of refunds	(207)	(173)

(1) Net of restricted cash of $559 and $621 at December 31, 2009 and 2008, respectively.
(2) Net of restricted cash of $613 and $409 at September 30, 2010 and 2009, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock					Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares Issued	Issued Amount	Shares Subscribed	Subscribed Amount	Shares Issued	Issued Amount	Additional Paid–in Capital
Balance at December 31, 2009	—	$—	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137
Issuance of stock	41,750	26,850	—	—	7,515,000	75	13,966	—	—	40,891
Deemed dividend on preferred stock	—	14,900	—	—	—	—	(14,900)	—	—	—
Stock issued under ESPP	—	—	6,219	13	35,191	1	89	—	—	103
Issuance of restricted shares	—	—	—	—	141,866	1	(1)	—	—	—
Share-based compensation expense	—	—	—	—	—	—	1,326	—	—	1,326
Shares issued for acquisitions	—	—	—	—	500,000	5	1,345	—	—	1,350
Treasury stock	—	—	—	—	(8,549)	—	(26)	—	—	(26)
Net loss	—	—	—	—	—	—	—	(21,559)	—	(21,559)
Other comprehensive loss	—	—	—	—	—	—	—	—	(31)	(31)
Balance at September 30, 2010	41,750	$41,750	16,197	$45	82,975,261	$830	$525,913	$(479,915)	$1,568	$90,191

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(3,446)	$(936)	$(21,559)	$2,352
Unrealized gain (loss) on marketable security	11	(37)	(31)	(203)
Comprehensive income (loss)	$(3,435)	$(973)	$(21,590)	$2,149

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009 of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and nine month periods ended  September 30, 2010 are not necessarily indicative of the results to be expected for any future period.

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

Our unaudited condensed consolidated financial statements include the results of AMICAS, Inc. (AMICAS) since April 28, 2010, and insignificant other acquisitions from the dates of acquisition.

Reclassifications

Where appropriate, certain reclassifications have been made to the prior periods’ condensed consolidated financial statements to conform to the current year presentation.

(2)	Acquisitions

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

Reasons for the Transaction

We believe that our acquisition of AMICAS allows our customers to benefit from the combined company’s enhanced suite of products ranging from point solutions to end-to-end solutions for imaging workflow.  The acquisition also creates an opportunity to cross-sell our solutions to different provider bases and to use our international footprint to increase revenues of AMICAS’s products.  In addition, the acquisition of AMICAS is expected to create ongoing cost synergies of approximately $15,000 annually.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Accounting

The acquisition of AMICAS was accounted for in accordance with ASC Topic No. 805, Business Combinations.  Merge was considered the accounting acquirer.  Under the acquisition method of accounting, the total purchase price of approximately $223,910 was allocated to the net tangible and intangible assets acquired and liabilities assumed, based on various estimates of their respective fair values.  The allocation of the purchase consideration was based upon estimates made by us with the assistance of independent valuation specialists.  The purchase price allocation, based on AMICAS’ assets and liabilities as of April 28, 2010, was as follows:

Estimated Fair Value
Cash	$15,125
Other tangible assets	45,202
Liabilities assumed	(30,336)
Purchased and developed software	19,200
Customer relationships	30,400
Backlog	8,100
Trade names	3,600
Non-competes	3,100
Goodwill	129,519
Total consideration	$223,910

Liabilities assumed include approximately $2,245 owed to certain former officers of AMICAS.  These liabilities were considered part of the acquisition of AMICAS since the contractual obligations were entered into prior to the acquisition and were not for the benefit of Merge.

The amounts allocated to purchased and developed software, customer relationships, trade names, employee non-compete agreements and backlog were estimated by us based on the work performed by independent valuation specialists, primarily through the use of discounted cash flow techniques.  Appraisal assumptions utilized under these methods include a forecast of estimated future net cash flows, as well as discounting the future net cash flows to their present value.  Acquired intangible assets are being amortized over the estimated useful lives as set forth in the following table:

		Amortization
	Years	Method
Purchased and developed software	8.0	Straight-line
Customer relationships	9.7	Other
Backlog	4.7	Other
Trade names	12.0	Straight-line
Non-competes	7.0	Straight-line
Goodwill	Indefinite	NA

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment.  We expect approximately $12,700 of the $129,519 assigned to goodwill will be deductible for federal income tax purposes.

Pro forma Results

The GAAP results of AMICAS for the period April 28, 2010 through September 30, 2010, which include sales of $39,094 and net income of $1,855, have been included in our condensed consolidated financial statements.

The following unaudited pro forma condensed combined results of operations for the nine months ended September 30, 2010 and 2009, respectively, are based on the historical financial statements of Merge and AMICAS giving effect to the business combination as if it had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude pre-acquisition revenue related to sales by Merge to AMICAS as well as the amortization of intangible assets acquired by AMICAS, while including amortization of purchased intangible assets and interest on the Notes during the entire applicable periods.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Nine Months Ended September 30,
	2010	2009
Net sales	$130,849	$109,058
Net loss available to common shareholders	(48,775)	(47,196)
Loss per share:
Basic	$(0.59)	$(0.72)
Diluted	$(0.59)	$(0.72)

Insignificant Acquisitions

We completed one insignificant acquisition of assets in the first quarter of 2010.  Total consideration was $2,674, including $1,350 in cash, $150 held in escrow and contingent consideration of $1,174.  We also completed two insignificant acquisitions in the third quarter of 2010.  The first was for $2,500 in cash and the second for 500,000 shares of our common stock.  Total consideration for these two transactions was $2,500 and $1,350, respectively.  See Note 11 for further discussion of the second transaction.

In November 2010, we completed an insignificant acquisition of assets for total cash consideration of $4,000, including $800 held in escrow.

(3)	Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of September 30, 2010 and December 31, 2009:

	Balance at September 30, 2010	Balance at December 31, 2009
Unbilled accounts receivable	$6,434	$2,054
Taxes receivable	370	331
Other non-trade receivables	127	1,205
	$6,931	$3,590

In the third quarter of 2010, we received cash of $123 related to a non-trade receivable that was a result of an equity investment that we had in a company that was sold in the third quarter of 2009.  The amount received represented our portion of the release of an escrow.  This amount was less than the original amount of expected escrow payments of $450, of which we had recorded $204 in current assets and $246 in long-term assets (as a second release of escrow was due in the third quarter of 2011).  Based on discussions with the shareholder representative of the company in which we had the equity investment, there are no further payments expected.  As a result, we recorded an other receivable non-cash bad debt expense in the third quarter of $327 within general and administrative expense of our condensed consolidated statement of operations.

(4)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the year ended December 31, 2009 and the nine months ended September 30, 2010, are as follows:

Total
Balance at December 31, 2009	$28,749
Goodwill due to insignificant acquisitions	4,344
Goodwill due to AMICAS acquisition	129,519
Balance at September 30, 2010	$162,612

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Other Intangible Assets

Other than capitalized software development costs, our intangible assets subject to amortization are summarized as of September 30, 2010 as follows:

	Weighted
	Average
	Remaining
	Amortization	Gross Carrying	Accumulated
	Period (Years)	Amount	Amortization
Purchased software	6.5	$33,335	$(7,324)
Customer relationships	8.9	40,186	(4,555)
Backlog	4.3	8,100	(1,397)
Trade names	10.8	4,400	(237)
Non-competes	6.6	3,100	(185)
Total		$89,121	$(13,698)

In addition to the increase in intangible assets as a result of the acquisition of AMICAS as set forth in Note 2, we increased the gross carrying amount of purchased software and customer relationships by $1,220 and $1,230, respectively, related to insignificant acquisitions completed in 2010.

Our purchased software assets are measured at fair value on a non-recurring basis using Level 3 inputs (as defined in Note 5).  In calculating potential impairment losses, we evaluate the expected future benefit of the assets using discounted cash flow techniques.  As a result of decisions related to overlapping products, we recorded a $2,271 expense in the second quarter of 2010 to fully impair certain purchased software assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization of $4,665 in the second quarter of 2010.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, for the remaining periods is as follows:

For the remaining 3 months of the year ended:	2010	$3,382
For the year ended December 31:	2011	14,008
	2012	11,817
	2013	10,920
	2014	9,833
	Thereafter	25,463

As of September 30, 2010, we had gross capitalized software development costs of $1,824 and accumulated amortization of $1,052.  The weighted average remaining amortization period of capitalized software development costs was 3.8 years as of September 30, 2010.  We did not capitalize any software development costs in the three and nine month periods ended September 30, 2010 or 2009.

Our capitalized software assets are measured at fair value on a non-recurring basis using Level 3 inputs (as defined in Note 5),  In calculating potential impairment losses, we evaluate the expected future benefit of the assets using discounted cash flow techniques.  As a result of decisions related to overlapping products, we recorded a $157 expense in the second quarter of 2010 to fully impair certain capitalized software assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization of $717 in the second quarter of 2010.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Amortization expense, including impairments for our intangible assets, is set forth in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Amortization and impairment included in cost of sales
Purchased software	$1,337	$665	$5,753	$1,620
Capitalized software	91	137	505	455
Backlog	1,124	—	1,397	—
Total	2,552	802	7,655	2,075

Amortization included in operating expenses
Customer relationships	860	319	2,173	803
Trade names	121	10	209	10
Non-competes	110	—	184	—
Total	1,091	329	2,566	813
Total amortization and impairment	$3,643	$1,131	$10,221	$2,888

(5)	Fair Value Measurement

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

Non-Current Investments

At September 30, 2010, we held securities in a publicly traded entity valued at $79 and private companies valued at $337, which are classified as non-current assets.  In determining fair value, we utilize techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  In calculating potential impairment losses for the private company securities, we evaluate the fair value of these investments by comparing them to certain public company metrics such as revenue multiples, independent transactions involving such securities, and inquiries and estimates made by us.  The following tables set forth our non-current investments that are carried at fair value:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Level 1	Level 2	Level 3	Balance at December 30, 2010
Investment in publicly traded equity security	$79	$—	$—	$79
Investments in equity securities of private companies	—	—	337	337
Total	$79	$—	$337	$416

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Investment in publicly traded equity security	$110	$—	$—	$110
Investments in equity securities of private companies	—	—	413	413
Total	$110	$—	$413	$523

We performed the evaluation of our Level 3 investments as of September 30, 2010, and concluded that there was no significant change in their fair value.

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

	2010	2009
Balance at January 1	$110	$318
Unrealized loss	(31)	(203)
Balance at September 30	$79	$115

The following table sets forth the change in the fair value of our Level 3 non-current investments:

	2010	2009
Balance at January 1	$413	$5,372
Sale of investment	—	(1,335)
Impairment charge	—	(3,624)
Distribution from investment	(76)	—
Balance at September 30	$337	$413

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	Balance at September 30,
	2010	2009
Cumulative translation adjustment	$1,936	$1,936
Net unrealized loss on available-for-sale security	(368)	(332)
Total accumulated other comprehensive income	$1,568	$1,604

(6)	Restructuring

On April 29, 2010, we committed to a restructuring initiative to materially reduce our workforce by approximately 125 individuals and exit certain facilities.  In the second quarter of 2010, we exited each of our Bellevue, Washington, Milwaukee, Wisconsin and Hudson, Ohio facilities.  This action was taken concurrent with the acquisition of AMICAS based upon our assessment of ongoing personnel needs.  In the third quarter of 2010, we exited our New Brighton, Massachusetts facility as part of the plan for this initiative.

The following table sets forth the activity in the nine months ended September 30, 2010 related to this initiative as well as those taken in prior years:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Employee Termination Costs	Contract Exit Costs	Relocation	Total
	Prior Year Initiatives
Balance at December 31, 2009	$663	$216	$—	$879
Payments	(526)	(209)	—	(735)
Foreign exchange	5	—	—	5
Balance at September 30, 2010	142	7	—	149

	Second Quarter 2010 Initiative
Balance at December 31, 2009	—	—	—	—
Charges to expense	2,240	1,881	505	4,626
Payments	(1,565)	(249)	(462)	(2,276)
Foreign exchange	(5)	—	—	(5)
Balance at September 30, 2010	670	1,632	43	2,345

	Total Initiatives
Balance at December 31, 2009	663	216	—	879
Charges to expense	2,240	1,881	505	4,626
Payments	(2,091)	(458)	(462)	(3,011)
Foreign Exchange	—	—	—	—
Total balance at September 30, 2010	$812	$1,639	$43	$2,494

As of September 30, 2010, $2,414 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

(7)	Debt and Operating Leases

We issued $200,000 of Notes in order to finance the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, we incurred issuance costs of $8,910 (which are recorded in other assets on the condensed consolidated balance sheet as of September 30, 2010).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.  On November 1, 2010, we made our first interest payment totaling $11,946.

At any time on or prior to May 1, 2013, we may redeem any of the Notes at a price equal to 100% of the principal amount thereof plus an applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time during the twelve month period commencing May 1, 2013, we may redeem the Notes, in whole or in part, at a redemption price equal to 105.875% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time after May 1, 2014, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 1, 2013, we may redeem up to 35% of the Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, using proceeds from permitted sales of certain kinds of our capital stock.  Upon the occurrence of a change of control or the sale of substantially all of our assets, we may be required to repurchase some or all of the Notes.  The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior, secured basis by all of our current and future domestic restricted subsidiaries. The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of our and the guarantors’ tangible and intangible assets, subject to certain exceptions.

In addition, the Notes contain certain covenants with varying restriction levels, which may limit our ability to:

●	Incur additional indebtedness or issue preferred stock;
●	Pay dividends or make distributions with respect to capital stock;
●	Make investments or certain other restricted payments;

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

●	Pay dividends or enter into other payment restrictions affecting certain subsidiaries;
●	Engage in sale-leaseback transactions;
●	Enter into transactions with stockholders or affiliates;
●	Guarantee debt;
●	Sell assets;
●	Create liens;
●	Issue or sell stock of certain subsidiaries; and
●	Merge or consolidate.

We assumed certain operating lease obligations associated with our acquisition of AMICAS.  Our significant operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments	End of Term
New Brighton, Massachusetts	27,000	$851	January 2013
Daytona Beach, Florida	36,000	319	April 2012
Madison, Wisconsin	14,000	326	January 2013
Ottawa, Ontario, Canada	6,000	147	December 2013

Future minimum lease payments under all non-cancelable operating leases as of September 30, 2010, are:

For the remaining 3 months of the year ended:	2010	$1,015
For the year ended December 31:	2011	3,966
	2012	3,089
	2013	1,506
	2014	861
	2015	899
	thereafter	2,827
	Total	$14,163

Amounts to be received under non-cancelable sub-leases as of September 30, 2010 are $54, $221, $226 and $57 for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.  The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of September 30, 2010.  The related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of September 30, 2010.

(8)	Shareholders’ Equity

On April 1, 2010, we entered into a Securities Purchase Agreement with a limited number of institutional and accredited investors, including Merrick RIS, LLC (Merrick) and Merrick Venture Management LLC, under which we agreed to issue an aggregate of 41,750 shares of Series A Preferred Stock and 7,515,000 shares of our common stock for total proceeds of $41,750.  We used the net proceeds from the offering to partially finance the acquisition of AMICAS.  The shares of Series A Preferred Stock will rank in priority, with respect to payment of dividends and return of capital upon liquidation, dissolution or winding-up of the business, ahead of the shares of all other classes of our capital stock.  The holders of Series A Preferred Stock will be entitled to receive cumulative compounding dividends at a rate of 15% per annum of the Designated Price of $1,000 per share of Series A Preferred Stock (as adjusted for stock splits, combinations, reclassifications and the like).  Subject to certain written notice requirements, we may, at any time and on a pro rata basis, redeem the outstanding Series A Preferred Stock by paying the Designated Price per share plus any accrued but unpaid dividends.  Upon a change of control, which is defined in the Securities Purchase Agreement as “the occurrence of a sale of all of the capital stock of Merge (including by merger or consolidation or other similar transaction subsequent to Board approval) or a sale of all or substantially all of the assets of Merge to a Person or Persons in a transaction or series of transactions that include a subsequent distribution of all the proceeds to the holders of common stock,” the holders of the Series A Preferred Stock may, subject to certain restrictions specifically outlined in the Securities Purchase Agreement, require us to redeem all of such holders’ then-outstanding shares of Series A Preferred Stock by paying in cash the Designated Price per share plus any accrued but unpaid dividends.  In addition, in the event that, prior to the second anniversary of the date such shares are issued, we seek to redeem a holder’s shares of Series A Preferred Stock or such holder elects to require us to redeem his shares of Series A Preferred Stock upon a Change of Control, such holder will also be entitled to receive a minimum of two years of dividend payments (giving effect to the payment of any dividends actually paid prior to such date).

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

We have performed a fair value analysis of the preferred and common stock based upon estimates made by us with the assistance of independent valuation specialists.  We currently believe that any redemption of the Series A Preferred Stock is solely within our control and, therefore, is considered permanent equity.  The proceeds of $41,750 were allocated to preferred and common stock based upon the relative fair value of each instrument.  As a result, we recorded net Series A Preferred Stock of $26,850 and total common stock (par value and additional paid-in capital) of $14,900. We also recorded a deemed dividend of $14,900 upon issuance of the preferred stock for the difference between the relative fair value and its redemption value of $41,750.  The deemed dividend as well as a cumulative dividend of $1,566 and $2,610 are reflected as a reduction of net income available to common shareholders in our statement of operations for the three and  nine months ended  September 30, 2010.

In connection with the preferred and common stock offering, we incurred issuance costs of $859, which are recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet.

On September 21, 2010, our shareholders approved an increase in our authorized common stock to 150,000,000 shares from 100,000,000 shares, and also approved the removal of our Preferred Series 3 Special Voting Stock.  On September 27, 2010, we filed a Certificate of Amendment to reflect these changes in our Amended Certificate of Incorporation.

(9)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Share-based compensation expense included in the statement of operations:
Cost of sales	$76	$8	$107	$37
Sales and marketing	155	91	305	275
Product research and development	18	79	173	249
General and administrative	261	193	741	695
Total	$510	$371	$1,326	$1,256

On September 21, 2010, our shareholders approved an amendment to our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 to 13,500,000.  Stock option activity in the nine months ended September 30, 2010 is set forth in the following table:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Number of
Options
Options outstanding, December 31, 2009	5,021,995
Options granted	2,535,000
Options exercised	—
Options forfeited and expired	(927,291)
Options outstanding, September 30, 2010	6,629,704

Options exercisable, September 30, 2010	2,539,783

Restricted stock activity in the nine months ended September 30, 2010 is set forth in the following table:

Number of
Shares
Restricted stock outstanding, December 31, 2009	426,664
Restricted stock granted	—
Restricted stock exercises	(141,866)
Restricted stock forfeited	(18,133)
Restricted stock outstanding, September 30, 2010	266,665

As of September 30, 2010, there was approximately $5,145 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

(10)	Commitments and Contingencies

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The case arises from our termination of Mortimore’s and Nosay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The Complaint alleges that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The Complaint requests an order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2), seeks unspecified monetary damages and includes a demand for a jury trial.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

In January, 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the Thoma Bravo Merger), entitled Progress Associates, on behalf of itself and all others similarly situated, v. AMICAS, Inc., et al., Civil Action No. 10-0174.  In March, 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5 million of attorneys fees for its work on this case, which fee petition AMICAS has opposed.  A court hearing on the fee petition was held on August 4, 2010, but the court did not set a date for the issuance of a ruling.  AMICAS has retained litigation counsel, has tendered defense of this matter to its appropriate insurers and intends to continue to vigorously defend the fee petition.

In August, 2010, Merge Healthcare was served with a Summons and Complaint in the Northern District of Texas, captioned Ralph S. Janvey (Receiver), in his capacity as court-appointed receiver for Stanford International Bank, Ltd., et al. v. Merge Healthcare, Inc.  The Receiver alleges that Merge was a recipient of a fraudulent conveyance in conjunction with a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme, but to have been a recipient of a fraudulent conveyance.  The Receiver’s claims seem to arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) in February 2009.  The Receiver seeks to recover the break up fee paid by HSS that was financed by SIBL as a result of that failed acquisition.  Merge’s involvement arises from subsequent acquisitions by Merge.  Specifically, several months after the Emageon-HSS transaction was terminated, AMICAS acquired 100% of the stock of Emageon.  Thereafter, Merge acquired 100% of the stock of AMICAS.  The Complaint requests recovery of the $9 million payment to Emageon, plus interest, costs, and attorneys’ fees, as a fraudulent conveyance.  Discussions with the Receiver are on-going.  We have retained litigation counsel and intend to vigorously defend this action.

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

Guarantees

As a result of the acquisition of AMICAS, we assumed a guarantee to a lender on behalf of a customer.  At September 30, 2010, the balance outstanding on the loan was approximately $885.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(11)	Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick, an affiliate of Merrick Ventures, LLC (Merrick Ventures), under which we received certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term. Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of September 30, 2010, Merrick and its affiliates owned approximately 38.1% of our common stock.  In addition, Justin C. Dearborn, our President and a Director, served as Managing Director and General Counsel of Merrick Ventures from January 2007 until his appointment as Chief Executive Officer of Merge on June 4, 2008.

We paid $423 and $1,675 to Merrick for such services in the three and nine months ended September 30, 2010, respectively, and recognized $477 and $1,785 in expense in the three and nine months ended September 30, 2010, respectively.  We paid $105 and $335 to Merrick for such services in the three and nine months ended September 30, 2009, respectively, and recognized $122 and $357 in expense in the three and nine months ended September 30, 2009, respectively.  As of September 30, 2010 and December 31, 2009, we have $112 and $2, respectively, recorded in accounts payable covering obligations under this agreement.

In February 2010, we entered into a VAR agreement with Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, under which we could market, resell, or supply certain of its products and services.  Under terms of the agreement, products and services would be purchased on a per unit basis from Merrick Healthcare.  The agreement was in effect for 12 months and could renew automatically at the end of the term unless terminated by either party at least 30 days prior to the end of the then-current term.  In the three and nine months ended September 30, 2010, we paid Merrick Healthcare $26 and $74, respectively, for certain products and services sold by us under this agreement.  On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare under which it purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the first quarter of 2009 related to this transaction.  On July 30, 2010, we acquired substantially all of the assets of Merrick Healthcare for 500,000 shares of our common stock, which have a one-year trading restriction.  The transaction consideration was valued at $1,350, based on the issuance of 500,000 shares of our common stock at an estimated fair value of $2.70 per share.  The fair value of stock issued was based upon the NASDAQ closing price of our common stock on July 30, 2010 of $3.24 per share, discounted by 17% to account for the one-year trading restriction.  The fair value of the discount was estimated by management with the assistance of independent valuation specialists.  As a result of the acquisition, all prior agreements have been terminated.

In February 2010, we entered into equity commitment agreements with both Merrick and Merrick Venture Management LLC, an affiliate of Merrick Ventures, under which they transferred $30,000 in cash to us as a deposit to support their commitment to purchase up to an aggregate of $30,000 of Merge preferred and common stock.  As a result of the stock purchases of other investors, as described below, they acquired only $10,000 of Merge preferred and common stock and the remaining $20,000 in cash was subsequently returned to Merrick.  Based on the terms of the commitment letters, upon close of the AMICAS acquisition in April 2010, we paid a fee of 2% of the $30,000 committed by Merrick and Merrick Venture Management LLC, for a total of $600.  This cost was charged to  additional paid-in capital as stock issuance costs.

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

We record income tax expense on an interim basis.  The estimated annual effective income tax rate is adjusted quarterly and items discrete to a specific quarter are reflected in tax expense for that interim period.  The estimated annual effective income tax rate reflects the effect of changes in a valuation allowance due to expected current year earnings or loss.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the nine month period ending September 30, 2010, and we do not anticipate a material change in total unrecognized tax benefits within the next 12 months.

(13)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share is computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  Earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders in the respective periods.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) available to common shareholders	$(5,012)	$(936)	$(39,069)	$2,352
Denominator:
Weighted average number of shares of Common Stock outstanding - basic	82,813,533	61,077,637	79,265,227	57,904,467
Effect of stock options	—	—	—	1,167,966
Effect of restricted stock	—	—	—	479,997
Denominator for net income (loss) per share - diluted	82,813,533	61,077,637	79,265,227	59,552,430
Net income (loss) per share - basic	$(0.06)	$(0.02)	$(0.49)	$0.04
Net income (loss) per share - diluted	$(0.06)	$(0.02)	$(0.49)	$0.04

 For the three months ended September 30, 2010 and 2009, options to purchase 2,179,704 and 3,145,000 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.  For the nine months ended September 30, 2010 and 2009, options to purchase 2,404,704 and 2,945,000 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net income (loss) per share.

As a result of the losses in the three and  nine months ended  September 30, 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 4,716,665 and 4,491,665 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the loss in the three months ended September 30, 2009, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 2,188,110 shares have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$450	$36,178	$3,370	$—	$39,998
Accounts receivable, net	—	43,174	4,505	—	47,679
Intercompany receivables	22,425	—	—	(22,425)	—
Other current assets	1,140	13,482	382	—	15,004
Total current assets	24,015	92,834	8,257	(22,425)	102,681
Net property and equipment	46	11,211	650	—	11,907
Purchased and developed software, net	962	25,707	114	—	26,783
Other intangible assets, net	632	48,780	—	—	49,412
Goodwill	—	162,612	—	—	162,612
Investment in and advances to subsidiaries	262,932	(723)	—	(262,209)	—
Other assets	12,999	6,328	598	(2,879)	17,046
Total assets	$301,586	$346,749	$9,619	$(287,513)	$370,441
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,087	$10,832	$959	$—	$13,878
Deferred revenue	—	40,369	1,795	—	42,164
Intercompany payables	—	9,918	22,442	(32,360)	—
Other accrued liabilities	10,310	9,349	748	—	20,407
Total current liabilities	12,397	70,468	25,944	(32,360)	76,449
Notes payable	194,870	—	—	—	194,870
Other long-term liabilities	4,128	2,538	5,144	(2,879)	8,931
Total liabilities	211,395	73,006	31,088	(35,239)	280,250
Total shareholders’ equity	90,191	273,743	(21,469)	(252,274)	90,191
Total liabilities and shareholders’ equity	$301,586	$346,749	$9,619	$(287,513)	$370,441

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,383	$9,081	$5,157	$—	$19,621
Accounts receivable, net	—	9,990	7,229	—	17,219
Intercompany receivables	17,840	—	—	(17,840)	—
Other current assets	1,009	3,482	1,417	—	5,908
Total current assets	24,232	22,553	13,803	(17,840)	42,748
Net property and equipment	306	3,035	536	—	3,877
Purchased and developed software, net	2,659	9,735	227	—	12,621
Customer relationships and trade names, net	1,343	5,372	—	—	6,715
Goodwill	—	28,749	—	—	28,749
Investment in and advances to subsidiaries	40,313	(716)	—	(39,597)	—
Other assets	4,838	2,811	769	(2,879)	5,539
Total assets	$73,691	$71,539	$15,335	$(60,316)	$100,249
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$947	$2,392	$1,105	$—	$4,444
Deferred revenue	—	13,410	2,169	—	15,579
Intercompany payables	—	4,331	32,196	(36,527)	—
Other accrued liabilities	450	2,832	1,212	—	4,494
Total current liabilities	1,397	22,965	36,682	(36,527)	24,517
Other long-term liabilities	4,157	1,197	5,120	(2,879)	7,595
Total liabilities	5,554	24,162	41,802	(39,406)	32,112
Total shareholders’ equity	68,137	47,377	(26,467)	(20,910)	68,137
Total liabilities and shareholders’ equity	$73,691	$71,539	$15,335	$(60,316)	$100,249

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$40,741	$4,448	$—	$45,189
Cost of sales	—	19,387	1,351	—	20,738
Gross margin	—	21,354	3,097	—	24,451
Selling, research and development, general and and administrative expenses	657	14,946	1,837	—	17,440
Acquisition-related expenses	848	6	—	—	854
Restructuring and other expenses	(91)	1,304	—	—	1,213
Depreciation and amortization	174	1,565	77	—	1,816
Total operating costs and expenses	1,588	17,821	1,914	—	21,323
Operating income (loss)	(1,588)	3,533	1,183	—	3,128
Equity in net income of subsidiaries	4,711	(1)	—	(4,710)	—
Other, net	(6,582)	79	(84)	—	(6,587)
Other income (expense)	(1,871)	78	(84)	(4,710)	(6,587)
Income (loss) before income taxes	(3,459)	3,611	1,099	(4,710)	(3,459)
Income tax expense	(13)	—	—	—	(13)
Net income (loss)	$(3,446)	$3,611	$1,099	$(4,710)	$(3,446)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$9,864	$7,043	$—	$16,907
Cost of sales	231	3,410	1,260	—	4,901
Gross margin	(231)	6,454	5,783	—	12,006
Selling, research and development, general and and administrative expenses	49	6,714	2,012	—	8,775
Acquisition-related expenses	645	13	—	—	658
Restructuring and other expenses	—	1,039	935	—	1,974
Depreciation and amortization	221	445	89	—	755
Total operating costs and expenses	915	8,211	3,036	—	12,162
Operating income (loss)	(1,146)	(1,757)	2,747	—	(156)
Equity in net income of subsidiaries	854	(25)	—	(829)	-
Other, net	(626)	(59)	(66)	—	(751)
Other income (expense)	228	(84)	(66)	(829)	(751)
Income (loss) before income taxes	(918)	(1,841)	2,681	(829)	(907)
Income tax expense	18	—	11	—	29
Net income (loss)	$(936)	$(1,841)	$2,670	$(829)	$(936)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$80,275	$13,887	$—	$94,162
Cost of sales	—	39,211	3,957	—	43,168
Gross margin	—	41,064	9,930	—	50,994
Selling, research and development, general and and administrative expenses	1,725	35,384	5,789	—	42,898
Acquisition-related expenses	9,177	36	—	—	9,213
Restructuring and other expenses	372	4,047	277	—	4,696
Depreciation and amortization	694	3,904	239	—	4,837
Total operating costs and expenses	11,968	43,371	6,305	—	61,644
Operating income (loss)	(11,968)	(2,307)	3,625	—	(10,650)
Equity in net income of subsidiaries	1,220	(94)	—	(1,126)	—
Other, net	(10,703)	46	(159)	—	(10,816)
Other income (expense)	(9,483)	(48)	(159)	(1,126)	(10,816)
Income (loss) before income taxes	(21,451)	(2,355)	3,466	(1,126)	(21,466)
Income tax expense (benefit)	108	(35)	20	—	93
Net income (loss)	$(21,559)	$(2,320)	$3,446	$(1,126)	$(21,559)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$—	$23,435	$24,134	$—	$47,569
Cost of sales	231	7,425	5,151	—	12,807
Gross margin	(231)	16,010	18,983	—	34,762
Selling, research and development, general and and administrative expenses	(651)	16,158	6,936	—	22,443
Acquisition-related expenses	984	13	—	—	997
Restructuring and other expenses	—	1,039	935	—	1,974
Depreciation and amortization	663	886	300	—	1,849
Total operating costs and expenses	996	18,096	8,171	—	27,263
Operating income (loss)	(1,227)	(2,086)	10,812	—	7,499
Equity in net income of subsidiaries	5,418	(25)	—	(5,393)	—
Other, net	(1,778)	(155)	(3,142)	—	(5,075)
Other income (expense)	3,640	(180)	(3,142)	(5,393)	(5,075)
Income (loss) before income taxes	2,413	(2,266)	7,670	(5,393)	2,424
Income tax expense	61	—	11	—	72
Net income (loss)	$2,352	$(2,266)	$7,659	$(5,393)	$2,352

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,559)	$(2,320)	$3,446	$(1,126)	$(21,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(3)	—	—	—	(3)
Depreciation, amortization and impairment	1,872	10,847	628	—	13,347
Share-based compensation	399	699	228	—	1,326
Change in contingent consideration for acquisitions	—	226	—	—	226
Amortization of notes payable issuance costs and discount	889	—	—	—	889
Provision for doubtful accounts receivable, sales returns and non-trade receivables, net of recoveries	—	64	439	—	503
Net change in assets and liabilities (net of effects of acquisitions)	5,912	5,141	(235)	1,126	11,944
Net cash provided by (used in) operating activities	(12,490)	14,657	4,506	—	6,673
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(211,375)	(1,346)	—	—	(212,721)
Purchases of property, equipment, and leasehold improvements	(7)	(727)	(137)	—	(871)
Intercompany advances	(8,415)	—	—	8,415	—
Change in restricted cash	(167)	114	—	—	(53)
Distribution from equity investment	—	—	76	—	76
Net cash used in investing activities	(219,964)	(1,959)	(61)	8,415	(213,569)
Cash flows from financing activities:
Intercompany advances	—	14,647	(6,232)	(8,415)	—
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	—	—	—	194,532
Proceeds from issuance of stock	41,750	—	—	—	41,750
Note and stock issuance costs paid	(9,017)	—	—	—	(9,017)
Proceeds from exercise of options and employee stock purchase plan	102	—	—	—	102
Repurchases of stock	(26)	—	—	—	(26)
Principal payments on capital leases	—	(122)	—	—	(122)
Net cash provided by (used in) financing activities	227,341	14,525	(6,232)	(8,415)	227,219
Net increase (decrease) in cash and cash equivalents	(5,113)	27,223	(1,787)	—	20,323
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	—	19,062 (1)
Cash and cash equivalents (net of restricted cash), end of period	$—	$36,015	$3,370	$—	$39,385 (2)

(1)	Net of restricted cash of $559 at December 31, 2009.
(2)	Net of restricted cash of $613 at September 30, 2010.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$2,352	$(1,334)	$8,312	$(6,978)	$2,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	663	2,095	1,263	—	4,021
Share—based compensation	487	525	244	—	1,256
Amortization of note payable issuance cost and discount	837	—	—	—	837
Unrealized loss on investment	—	—	3,624	—	3,624
Provision for doubtful accounts receivable and sales returns, net of recoveries	—	127	24	—	151
Net change in assets and liabilities (net of effects of acquisitions)	(15,283)	8,754	(8,223)	6,978	(7,774)
Net cash provided by (used in) operating activities	(10,944)	10,167	5,244	—	4,467
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(502)	(1,250)	—	—	(1,752)
Purchases of property, equipment, and leasehold improvements		(73)	(92)	—	(165)
Intercompany advances	3,238	—	—	(3,238)	—
Change in restricted cash	338	—	—	—	338
Proceeds from sale of equity investment	—	—	886	—	886
Net cash provided by (used in) investing activities	3,074	(1,323)	794	(3,238)	(693)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	78	—	—	—	78
Intercompany advances	—	2,075	(5,313)	3,238	—
Principal payment of notes	—	(4,570)	—	—	(4,570)
Capital lease payments	—	(35)	—	—	(35)
Net cash provided by (used in) financing activities	78	(2,530)	(5,313)	3,238	(4,527)
Net increase (decrease) in cash and cash equivalents	(7,792)	6,314	725	—	(753)
Cash and cash equivalents (net of restricted cash), beginning of period	9,916	2,697	4,614	—	17,227 (1)
Cash and cash equivalents (net of restricted cash), end of period	$2,124	$9,011	$5,339	$—	$16,474 (2)

(1) Net of restricted cash of $621 at December 31, 2008.
(2) Net of restricted cash of $409 at September 30, 2009.

(16)	Recent Accounting Pronouncements

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

Management’s Discussion and Analysis is presented in the following order:

●	Overview
●	Results of Operations
●	Liquidity and Capital Resources
●	Material Off Balance Sheet Arrangements
●	Critical Accounting Policies

Overview

We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  We continue to expand our product offerings through strategic acquisitions, including:

●	AMICAS, Inc. (AMICAS), an image and information management solutions provider, which we completed on April 28, 2010;

●	Confirma, Inc. (Confirma), a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies, which we completed on September 1, 2009;

●	etrials Worldwide, Inc. (etrials), a provider of clinical trials software and services, which we completed on July 20, 2009; and

●
Two insignificant asset purchases in 2009, one insignificant asset purchase in the first quarter of 2010, two insignificant acquisitions in the third quarter of 2010, and one other insignificant asset purchase in November 2010.

On April 28, 2010, we completed our acquisition of AMICAS through a successful tender offer for 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, we purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223,910.  In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stockholders was approximately $22,906.  We financed the transaction with $200,000 of senior secured notes (Notes), cash already available at the two companies and proceeds of $41,750 from the issuance of preferred and common stock.  See Notes 2, 7, 8 and 11 for further information regarding these transactions.

Our Competitive Strengths

Leading Healthcare IT Solution Provider

We believe that we have created a leading healthcare IT software company withsignificant experience in medical imaging and interoperability software development, and substantial intellectual property.  The acquisitions have enhanced our product suite across the enterprise with new interoperability capabilities and with specific departmental solutions such as cardiology which, we believe, will position us to more effectively meet customer needs across most major provider segments.

Index

Diversified Customer Base and Business Model

We have served approximately 1,500 hospital sites, approximately 800 orthopaedic imaging sites, approximately 2,200 outpatient imaging sites and approximately 250 original equipment manufacturers (OEMs).  In addition, the eCommerce business has experienced over 100,000 downloads, and Merge has participated in over 1,000 clinical trials in 65 countries.  In 2009 and the first nine months of 2010, no single customer has accounted for more than 10% of the our net sales.

Significant Recurring Revenue and Backlog Provides High Visibility

We continue to generate recurring revenue that exceeds 60% of total net sales.  A significant portion of our recurring revenue is generated from 12-month forward maintenance contracts, which provide enhanced visibility into this revenue source.  In addition, we have a significant backlog of non-recurring revenue that we believe provides additional strength to our go-forward revenue model.  As of September 30, 2010, our backlog of non-recurring revenue was approximately $48.6 million.

Business Model Supports Strong Levered Free Cash Flow

We believe our software business model will support strong cash flow.  Furthermore, we expect low capital expenditure requirements and working capital needs.  As of September 30, 2010, we have completed the steps necessary to attain our cost synergy goal of $15 million annually, including a restructuring initiative in the second quarter of 2010 to reduce our workforce by approximately 125 individuals and exit certain facilities.  As a result, we expect we will have sufficient unlevered free cash flow to allow us to meet our debt service requirements.

Our Strategy

Our strategy is to be a leading provider of integrated, global healthcare IT solutions and services that improve the exchange of healthcare information.  In order to achieve this goal, we intend to offer solutions that help address the evolving issues our customers face in leveraging IT in order to provide better business and clinical workflow.  We expect to increase our financial and market performance by:

●	Focusing on cross-selling complementary products across existing customer bases;

●	Leveraging technology into new market segments and product extensions;

●	Adding strategic acquisitions which allow us to further expand our addressable market and customer base;

●	Growing internationally by expanding product offerings through our value-added reseller and distributor relationships; and

●	Providing operational rigor to a combined, larger organization.

In addition to the acquisition of AMICAS, we have completed insignificant acquisitions in 2010 which have allowed us to expand our product offering as well as provide greater penetration into existing market segments.  As a result of these acquisitions, we have extended our addressable market to include other specialties, such as solutions for Orthopaedics and have increased the depth of our solution portfolio for existing customers and new prospects to include additional automation capabilities via patient kiosks.

Our Product and Service Offerings

We provide a wide range of products and services to our customers, including:

●	Enterprise-wide infrastructure and interoperability solutions;

●	Departmental image management solutions;

●	Departmental clinical information systems;

●	Diagnostic workstation software applications;

Index

●	Advanced image post-processing applications;

●	Revenue cycle management software;

●	Software development toolkits, technologies and platforms; and

●	Hosted software solutions for clinical trial data management.

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

Prior to the closing of the acquisition of AMICAS, there existed a period of uncertainty for customers regarding our go-forward corporate and product strategy.  This resulted in weakness in our net sales for the second quarter of 2010, which we believe is a common reaction when one public company acquires another perceived competitor.  Immediately following the closing of the acquisition, we began a proactive communication effort with customers in order to share and validate our corporate strategy and product roadmap.   In addition, we realigned our business from a decentralized organizational structure into a centralized organizational structure to create a more streamlined set of processes.  We believe that centralizing functions will have a long-term positive effect on our ability to efficiently develop products to address existing market needs.  Based on discussions held with customers and the operating results for the third quarter of 2010, we believe that our customers understand and support our corporate and product strategies.

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

●
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

As result of the timing of the Significant Acquisitions, the comparability of the results of operations in the three and nine months ended September 30, 2010 differ significantly from the same periods in 2009.  In addition, as a result of the AMICAS transaction, we incurred significant acquisition related costs in the nine months ended September 30, 2010.

●
We issued $200.0 million of Notes in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $8.6 million.  The three and nine months ended September 30, 2010 include approximately three and five months, respectively, of interest expense and amortization of the original issuance discount and costs of the Notes.  In November 2009, we sold 9.1 million shares of common stock in a registered direct offering for aggregate net proceeds of $25.2 million which we used to repay a then-existing $15.0 million note payable (at 13% interest).  This note payable was originally issued at a discount and had issuance costs, both of which were being amortized over the life of the note payable.

Index

●
Concurrent with the acquisition of AMICAS, we completed a restructuring initiative in April 2010.  We also completed a restructuring activity in July 2009 concurrent with the acquisition of etrials.  Both of these initiatives assisted in providing operational rigor to a combined, larger organization and enabled us to decrease costs as a percentage of revenue (most notably general and administrative costs).  We anticipate the full impact of cost saving benefits of the April 2010 initiative to be reflected in the operating results for the fourth quarter of 2010.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Three Months Ended September 30,	Change
2010	%	(1)	2009	%	(1)	$	%
Net sales:
Software and other	$12,931	28.6%	$7,755	45.9%	$5,176	66.7%
Professional services	6,826	15.1%	3,855	22.8%	2,971	77.1%
Maintenance and EDI	25,432	56.3%	5,297	31.3%	20,135	380.1%
Total net sales	45,189	100.0%	16,907	100.0%	28,282	167.3%
Cost of sales:
Software and other	4,930	38.1%	600	7.7%	4,330	721.7%
Professional services	4,381	64.2%	1,885	48.9%	2,496	132.4%
Maintenance and EDI	8,622	33.9%	1,517	28.6%	7,105	468.4%
Depreciation, amortization and impairment	2,805	6.2%	899	5.3%	1,906	212.0%
Total cost of sales	20,738	45.9%	4,901	29.0%	15,837	323.1%
Total gross margin	24,451	54.1%	12,006	71.0%	12,445	103.7%

Gross margin by net sales category (3)
Software and other	8,001	61.9%	7,155	92.3%	846	11.8%
Professional services	2,445	35.8%	1,970	51.1%	475	24.1%
Maintenance and EDI	16,810	66.1%	3,780	71.4%	13,030	344.7%

Operating expenses:
Sales and marketing	5,776	12.8%	2,470	14.6%	3,306	133.8%
Product research and development	5,621	12.4%	2,689	15.9%	2,932	109.0%
General and administrative	6,043	13.4%	3,616	21.4%	2,427	67.1%
Acquisition-related expenses	854	1.9%	658	3.9%	196	29.8%
Restructuring and other expenses	1,213	2.7%	1,974	11.7%	(761)	-38.6%
Depreciation and amortization	1,816	4.0%	755	4.5%	1,061	140.5%
Total operating costs and expenses	21,323	47.2%	12,162	71.9%	9,161	75.3%
Operating income (loss)	3,128	6.9%	(156)	-0.9%	3,284	NM	(2)
Other income (expense), net	(6,587)	-14.6%	(751)	-4.4%	(5,836)	NM	(2)
Income (loss) before income taxes	(3,459)	-7.7%	(907)	-5.4%	(2,552)	NM	(2)
Income tax expense	(13)	0.0%	29	0.2%	(42)	-144.8%
Net income (loss)	(3,446)	-7.6%	(936)	-5.5%	(2,510)	268.2	% (2)
Less: preferred stock dividends	1,566	3.5%	—	0.0%	—	NM	(2)
Net income (loss) available to common shareholders	$(5,012)	-11.1%	$(936)	-5.5%	$(4,076)	435.5	% (2)

(1) Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2) NM denotes percentage is not meaningful.

(3) Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Index

Net Sales

Software and Other Sales.  Total software and other sales in 2010 were $12.9 million, an increase of $5.1 million, or 66.7%, from $7.8 million in 2009, primarily due to $6.6 million in sales arising from the Significant Acquisitions, offset by a decrease of $1.4 million due to 2010 having fewer large contracts with revenue recognized when compared to 2009.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Service Sales.  Total professional service sales in 2010 were $6.8 million, an increase of $2.9 million, or 77.1%, from $3.9 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Maintenance and EDI Sales.  Total maintenance and electronic data interchange (EDI) sales in 2010 were $25.4 million, an increase of $20.1 million, or 380.1%, from $5.3 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $8.0 million in 2010, an increase of $0.8 million, or 11.8%, from $7.2 million in 2009.  Gross margin as a percentage of software and other sales decreased to 61.9% in 2010 from 92.3% in 2009, due to an increase in hardware sales, which are at lower margin than software only sales, as a result of the acquisition of AMICAS.  Hardware sales were 26% of software and other sales in 2010 compared to 4% in 2009.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $2.4 million in 2010, an increase of $0.4 million, or 24.1%, from $2.0 million in 2009.  Gross margin as a percentage of professional service sales decreased to 35.8% in 2010 from 51.1% in 2009, primarily due to the impact of our Significant Acquisitions.  As the majority of professional service costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of our resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $16.8 million in 2010, an increase of $13.0 million, or 344.7%, from $3.8 million in 2009.  Gross margin as a percentage of maintenance and EDI sales decreased to 66.1% in 2010 from 71.4% in 2009, primarily due to the impact of the AMICAS acquisition.  AMICAS gross margins on maintenance and EDI sales are typically lower than our historical margins since they include more third party maintenance costs.  Further, EDI margins are typically lower than that of maintenance.  We expect these gross margins going forward will trend similar to the third quarter of 2010.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense increased $1.9 million, or 212.0%, to $2.8 million in 2010 from $0.9 million in 2009, primarily due to the Significant Acquisitions.  Approximately $0.7 million of the increase was a result of the finalization of AMICAS purchase accounting.  We expect approximately $2.5 million of depreciation and amortization to be recorded in the fourth quarter of 2010, of which $1.8 million is intangible amortization related to the acquisitions of AMICAS, etrials and Confirma.

Sales and Marketing

Sales and marketing expense increased $3.3 million, or 133.8%, to $5.8 million in 2010 from $2.5 million in 2009, primarily as a result of the Significant Acquisitions. As a percentage of net sales, sales and marketing decreased by 1.8% to 12.8% as a result of our cost saving initiatives to bring operational rigor to a larger organization.  We expect that our quarterly sales and marketing expenses in the fourth quarter of 2010 will increase, when compared to the third quarter of 2010, as we invest and grow these functions to allow us to meet our 2011 net sales goals.  Also, our fourth quarter expenses will increase due to an increase in trade show activity compared to the third quarter of 2010.

Product Research and Development

Product research and development expense increased $2.9 million, or 109.0%, to $5.6 million in 2010 from $2.7 million in 2009 primarily due to the Significant Acquisitions.  As a percentage of net sales, product research and development decreased by 3.5% to 12.4% as a result of our cost saving initiatives to bring operational rigor to a larger organization.  We expect that our quarterly product research and development expenses in the fourth quarter of 2010 will increase, when compared to the third quarter of 2010, as we invest and grow these functions to allow us to meet our 2011 net sales goals.

Index

General and Administrative

General and administrative expense increased $2.4 million, or 67.1%, to $6.0 million in 2010 from $3.6 million in 2009, primarily due to the Significant Acquisitions.  As a percentage of net sales, general and administrative expenses decreased by 8.0% to 13.4% as a result of our cost saving initiatives to bring operational rigor to a larger organization.  We expect that our quarterly general and administrative expenses as a percentage of total net sales in the fourth quarter of 2010 will trend similar to the third quarter of 2010.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $0.9 million of such expenses, primarily related to our insignificant acquisitions completed in the third quarter of 2010.  In 2009, we incurred $0.7 million of such expenses primarily related to our acquisitions of etrials and Confirma.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2010, we incurred $1.2 million of such expenses primarily related to the exiting of the New Brighton, Massachusetts office as a part of our second quarter 2010 restructuring initiative.  In 2009, we incurred $2.0 million of such expenses, including $1.7 million related to the restructuring initiative announced concurrent with the acquisition of etrials and $0.3 million related to the abandonment of a portion of our leased space subsequent to the acquisition of Confirma.

Depreciation and Amortization

Depreciation and amortization expense increased $1.1 million, or 140.5%, to $1.8 million in 2010 from $0.7 million in 2009, due to depreciation and amortization on fixed assets and intangible assets acquired from Significant Acquisitions. We expect approximately $1.9 million of depreciation and amortization to be recorded in the fourth quarter of 2010, of which $0.9 million is intangible amortization related to the acquisitions of AMICAS, etrials and Confirma.

Other Income (Expense), Net

Net other expense increased $5.8 million to $6.6 million in 2010 compared to $0.8 million of net expense in 2009.  The expense in 2010 includes $6.5 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million Notes issued to fund the AMICAS acquisition.  The expense in 2009 includes $0.8 million of interest expense and amortization of issuance costs and note discount associated with our $15.0 million note payable, which was repaid in the fourth quarter of 2009.  As we are amortizing the debt issuance costs and note discount using the effective interest method, we expect these costs to increase on a quarterly basis.

Income Tax Expense

In 2010, we recorded income tax expense resulting in an effective tax rate of 0.4% compared to (3.2)% income tax expense recorded in 2009.  Our effective tax rates in 2010 and 2009 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

 Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index

	Nine Months Ended September 30,				Change
	2010	% (1)	2009	% (1)	$	%
Net sales:
Software and other	$28,888	30.7%	$25,459	53.5%	$3,429	13.5%
Professional services	16,203	17.2%	6,630	13.9%	9,573	144.4%
Maintenance and EDI	49,071	52.1%	15,480	32.5%	33,591	217.0%
Total net sales	94,162	100.0%	47,569	100.0%	46,593	97.9%
Cost of sales:
Software and other	7,324	25.4%	2,710	10.6%	4,614	170.3%
Professional services	11,406	70.4%	3,927	59.2%	7,479	190.5%
Maintenance and EDI	15,928	32.5%	3,998	25.8%	11,930	298.4%
Depreciation, amortization and impairment	8,510	9.0%	2,172	4.6%	6,338	291.8%
Total cost of sales	43,168	45.8%	12,807	26.9%	30,361	237.1%
Total gross margin	50,994	54.2%	34,762	73.1%	16,232	46.7%

Gross margin by net sales category (3)
Software and other	21,564	74.6%	22,749	89.4%	(1,185)	-5.2%
Professional services	4,797	29.6%	2,703	40.8%	2,094	77.5%
Maintenance and EDI	33,143	67.5%	11,482	74.2%	21,661	188.7%

Operating expenses:
Sales and marketing	12,784	13.6%	5,968	12.5%	6,816	114.2%
Product research and development	14,629	15.5%	7,503	15.8%	7,126	95.0%
General and administrative	15,485	16.4%	8,972	18.9%	6,513	72.6%
Acquisition-related expenses	9,213	9.8%	997	2.1%	8,216	NM (2)
Restructuring and other expenses	4,696	5.0%	1,974	4.1%	2,722	137.9%
Depreciation and amortization	4,837	5.1%	1,849	3.9%	2,988	161.6%
Total operating costs and expenses	61,644	65.5%	27,263	57.3%	34,381	126.1%
Operating income (loss)	(10,650)	-11.3%	7,499	15.8%	(18,149)	-242.0%
Other income (expense), net	(10,816)	-11.5%	(5,075)	-10.7%	(5,741)	113.1%
Income (loss) before income taxes	(21,466)	-22.8%	2,424	5.1%	(23,890)	NM (2)
Income tax expense	93	0.1%	72	0.2%	21	29.2%
Net income (loss)	(21,559)	-22.9%	2,352	4.9%	(23,911)	NM (2)
Less: preferred stock dividends	17,510	18.6%	—	0.0%	17,510	NM (2)
Net income (loss) available to common shareholders	$(39,069)	-41.5%	$2,352	4.9%	$(41,421)	NM (2)

(1) Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2) NM denotes percentage is not meaningful.

(3) Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2010 were $28.9 million, an increase of $3.4 million, or 13.5%, from $25.5 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Professional Service Sales.  Total professional service sales in 2010 were $16.2 million, an increase of $9.6 million, or 144.4%, from $6.6 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2010 were $49.1 million, an increase of $33.6 million, or 217.0%, from $15.5 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $21.5 million in 2010, a decrease of $1.2 million, or 5.2%, from $22.7 million in 2009.  Gross margin as a percentage of software and other sales decreased to 74.6% in 2010 from 89.4% in 2009, due to an increase in hardware sales, which are at lower margin than software only sales, as a result of the acquisition of AMICAS.  Hardware sales were 17% of software and other sales in 2010 compared to 7% in 2009.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $4.8 million in 2010, an increase of $2.1 million, or 77.5%, from $2.7 million in 2009.  Gross margin as a percentage of professional service sales, decreased to 29.6% in 2010 from 40.8% in 2009, primarily due to lower utilization of our professional services personnel in 2010 when compared to 2009.

Index

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $33.1 million in 2010, an increase of $21.6 million, or 188.7%, from $11.5 million in 2009.  Gross margin as a percentage of maintenance and EDI sales, decreased to 67.5% in 2010 from 74.2% in 2009, primarily due to the acquisition of AMICAS.  AMICAS gross margins on maintenance and EDI sales are typically lower than our historical margins since they include more third party maintenance costs.  Further, EDI margins are typically lower than that of maintenance.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense increased $6.3 million, or 291.8%, to $8.5 million in 2010 from $2.2 million in 2009, primarily due to the Significant Acquisitions.  The 2010 expense also includes an impairment to purchased software of $2.3 million as a result of decisions made related to overlapping products.

Sales and Marketing

Sales and marketing expense increased $6.8 million, or 114.2%, to $12.8 million in 2010 from $6.0 million in 2009, primarily due to the Significant Acquisitions.

Product Research and Development

Product research and development expense increased $7.1 million, or 95.0%, to $14.6 million in 2010 from $7.5 million in 2009 primarily due to the Significant Acquisitions.

General and Administrative

General and administrative expense increased $6.5 million, or 72.6%, to $15.5 million in 2010 from $9.0 million in 2009, primarily due to the Significant Acquisitions and fulfilling a pledge of $1.0 million to a donor directed charitable trust in the second quarter of 2010.  As a percentage of net sales, general and administrative expenses decreased by 2.5% to 16.4% as a result of our cost saving initiatives to bring operational rigor to a larger organization.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $9.2 million of such expenses as a result of our acquisition of AMICAS as well as the completion of 3 insignificant acquisitions.  In 2009, we incurred $1.0 million of such expenses primarily related to our acquisitions of etrials and Confirma as well as the completion of 2 insignificant acquisitions.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees and relocation of certain employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2010, we incurred $4.7 million of such expenses primarily related to the reorganization of our business concurrent with our acquisition of AMICAS.  In 2009, we incurred $1.8 million of such expenses, with $1.5 million primarily related to the restructuring initiative announced concurrent with the acquisition of etrials and $0.3 million related to the abandonment of a portion of our leased space subsequent to the acquisition of Confirma.

Depreciation and Amortization

Depreciation and amortization expense increased $3.0 million, or 161.6%, to $4.8 million in 2010 from $1.8 million in 2009, due to depreciation and amortization on fixed assets and intangible assets acquired from the Significant Acquisitions.

Other Income (Expense), Net

Net other expense was $10.8 million in 2010 compared to $5.1 million of net expense in 2009.  The expense in 2010 includes $10.9 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million in Notes issued to fund the AMICAS acquisition.  The expense in 2009 includes an impairment charge of $3.6 million on an equity investment and $2.3 million of interest expense and amortization of issuance costs and note discount associated with our $15.0 million note payable, which was repaid in the fourth quarter of 2009.  The 2009 expenses were offset by a gain of $0.5 million on the sale of certain patents and $0.3 million in foreign exchange gains.

Index

Income Tax Expense

In 2010, we recorded income tax expense resulting in an effective tax rate of (0.4)% compared to 3.0% income tax expense recorded in 2009.  Our effective tax rates in 2010 and 2009 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $40.0 million at September 30, 2010, an increase of approximately $20.4 million, or 103.9%, from our balance of $19.6 million at December 31, 2009.  In addition, our working capital was $26.2 million at September 30, 2010, an increase of $8.0 million from our working capital of $18.2 million at December 31, 2009.

On April 28, 2010, we completed our acquisition of AMICAS through the issuance of $200.0 million of Notes, cash already available at the two companies and proceeds of $41.8 million from the issuance of preferred and common stock.

The net increase in cash and cash equivalents during the three and nine months ended September 30, 2010 of $2.1 million and $20.3 million, respectively, is attributed to the following factors:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(amounts in millions)
Cash received from (paid for):
Issuance of debt and equity	$—	$236.3
Acquisitions	(2.5)	(212.7)
Restructuring initiatives	(1.6)	(3.0)
Acquisition related costs	(1.4)	(8.5)
Debt and equity issuance costs	(0.1)	(9.0)
Property and equipment purchases	(0.1)	(0.9)
Other non-operating cash flows	(0.2)	—
Core business operations	8.0	18.1
Increase in cash	$2.1	$20.3

Operating Cash Flows

Cash provided by operating activities was $6.7 million in 2010, compared to cash provided by operating activities of $4.5 million in 2009.  The net loss in 2010 of $21.6 million includes non-cash expenses of $16.3 million and interest expense from our Notes of $10.0 million, which is not payable until November 2010.  In addition, the timing between the recording of acquisition-related and restructuring costs and payments thereof impacted operating cash flows.

In 2010, we paid $8.5 million of acquisition-related costs, and as of September 30, 2010, we had $0.7 million of payments remaining.  In 2010, we paid $3.0 million in termination benefits, relocation expenses and contract exit costs related to our restructuring initiatives.  As of September 30, 2010, we had $2.5 million of payments remaining associated with these initiatives.  On November 1, 2010, we made our first interest payment on the $200.0 million of Notes totaling $11.9 million.

Investing Cash Flows

Cash used in investing activities was $213.6 million in 2010, including $3.9 million paid for insignificant acquisitions, $0.9 million paid for purchases of property, equipment and leasehold improvements and $208.8 million of cash consideration paid, net of cash acquired, for our acquisition of AMICAS.  In November 2010, we completed an insignificant acquisition of assets for total cash consideration of $4.0 million, including $0.8 million held in escrow.

Index

Financing Cash Flows

In April 2010, we issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for $41.8 million of proceeds received.  The preferred stock dividends accumulate at a rate of 15% (which compounds annually), but the timing of its payment is fully at our discretion.  We used the proceeds from the issuance of the preferred and common stock to partially fund our acquisition of AMICAS.

In April 2010, we also issued $200.0 million of senior secured Notes.  In order to complete the stock and debt issuances, we paid $9.0 million in issuance costs in 2010.  We anticipate we will pay an additional $0.7 million in the fourth quarter of 2010 associated with the registration of the Notes and common stock.

Contractual Obligations

Total outstanding commitments as of September 30, 2010 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$13,605	$3,786	$4,930	$1,759	$3,130
Capital leases (including interest)	84	68	16	—	—
Notes payable (including interest)	317,500	23,500	47,000	247,000	—
Total	$331,189	$27,354	$51,946	$248,759	$3,130

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million, zero and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.6 million (primarily letters-of-credit related to three of our leased facilities) and a $0.9 million guarantee to a lender on behalf of a customer of ours at September 30, 2010, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts,  other long-lived assets, goodwill and other intangible asset valuation, investments, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended September 30, 2010 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2010, our cash and cash equivalents included money market funds and short term deposits totaling $40.0 million, and earned interest at a weighted average rate of approximately 0.2%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of  September 30, 2010, our disclosure controls and procedures were effective to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2010.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2009, Merge Healthcare was served with a Summons and Complaint in the Milwaukee County Circuit Court, State of Wisconsin, captioned William C. Mortimore and David M. Nosay v. Merge Technologies Inc. n/k/a Merge Healthcare Inc. [sic], Case Number 09CV008356, Case Code 30301.  The case arises from our termination of Mortimore’s and Nosay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The Complaint alleges that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The Complaint requests an order that they are entitled to indemnification under Wisconsin Statute Section 180.0851(2), seeks unspecified monetary damages and includes a demand for a jury trial.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

In January, 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”), entitled Progress Associates, on behalf of itself and all others similarly situated, v. AMICAS, Inc., et al., Civil Action No. 10-0174.  In March, 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5 million of attorneys fees for its work on this case, which fee petition AMICAS has opposed.  A court hearing on the fee petition was held on August 4, 2010, but the court did not set a date for the issuance of a ruling.  AMICAS has retained litigation counsel, has tendered defense of this matter to its appropriate insurers and intends to continue to vigorously defend the fee petition.

In August, 2010, Merge Healthcare was served with a Summons and Complaint in the Northern District of Texas, captioned Ralph S. Janvey (Receiver), in his capacity as court-appointed receiver for Stanford International Bank, Ltd., et al. v. Merge Healthcare, Inc.  The Receiver alleges that Merge was a recipient of a fraudulent conveyance in conjunction with a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme, but to have been a recipient of a fraudulent conveyance.  The Receiver’s claims seem to arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) in February 2009.  The Receiver seeks to recover the break up fee paid by HSS that was financed by SIBL as a result of that failed acquisition.  Merge’s involvement arises from subsequent acquisitions by Merge.  Specifically, several months after the Emageon-HSS transaction was terminated, AMICAS acquired 100% of the stock of Emageon.  Thereafter, Merge acquired 100% of the stock of AMICAS.  The Complaint requests recovery of the $9 million payment to Emageon, plus interest, costs, and attorneys’ fees, as a fraudulent conveyance.  Discussions with the Receiver are on-going.  We have retained litigation counsel and intend to vigorously defend this action.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010,  include a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K and Form 10-Q, other than as set forth below.

If our new and existing products, including product upgrades, and services do not achieve and maintain sufficient market acceptance, our business, financial condition, cash flows, revenues, and operating results will suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

Our existing products and services;

Our new products and services,; and

Enhancements to existing products, support and services.

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

Index

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

Registrant:

MERGE HEALTHCARE INCORPORATED

November 8, 2010	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

November 8, 2010	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index

EXHIBIT INDEX

3.1	Amendment to the Amended Certificate of Incorporation (A)
10.1	Asset Purchase Agreement, dated as July 30, 2010, by and between Registrant and Merrick Healthcare Solutions, LLC (B)
10.2	2005 Equity Incentive Plan, as amended, of the Registrant, conformed through the Second Amendment (C)
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 30, 2010.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 30, 2010.
(C)	Incorporated by reference from the Registrant’s Notice of Annual Meeting of Stockholder and Proxy Statement dated August 12, 2010.