Form 10-K
period 2010-12-31
MERGE HEALTHCARE INC
filed 2011-03-16
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-29486

MERGE HEALTHCARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	39-1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

200 East Randolph Street, 24th Floor
Chicago, Illinois  60601-6436
(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code) (312) 565-6868
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filers”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No  ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2010, based upon the closing sale price of the Common Stock on June 30, 2010, as reported on The NASDAQ Global Select Market, was approximately $149,538,562.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 10, 2011:  84,259,176

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders.

(i)

Index

PART I

This Annual Report on Form 10-K and other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance.  Certain statements in this Annual Report on Form 10-K are “forward-looking statements.”  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative.  We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make and we cannot guarantee future results, levels of activity, and/or performance.  We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

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

Overview

Merge Healthcare Incorporated and its subsidiaries or affiliates (collectively Merge, we, us, or our) is an enterprise image provider dedicated to healthcare information technology (IT) solutions.  We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  Our solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, advanced clinical tools like computer aided detection (CAD), the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.

We are a Delaware corporation that was founded in 1987.  Our principal executive offices are located at 200 East Randolph Street, 24th Floor, Chicago, Illinois, 60601-6436, and our telephone number there is (312) 565-6868.  Our website address, which we use to communicate important business information, can be accessed at: www.merge.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through this website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Also, the SEC Internet site (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  Our solutions optimize processes for healthcare organizations ranging in size from single-doctor practices to health systems, for the sponsors of clinical trials, for the medical device industry, for the healthcare commerce system and for consumers of healthcare. These solutions are licensed by more than 1,500 hospitals; 4,000 clinics and labs, 250 healthcare equipment manufacturers and 70% of the top pharmaceutical companies.

Merge primarily generates revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was approximately $49.0 million as of December 31, 2010.  Maintenance, which we renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period and recorded as software revenue, revenues derived from SaaS offerings which are recorded as professional services revenue and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  In 2010, recurring revenue exceeded 65% of total net sales.  The following table presents our consolidated revenues by category, as a percentage of total revenues:

Index

	Years Ended December 31,
	2010	2009	2008
Net sales:
Software and other	30.2%	49.4%	48.6%
Professional services	16.5%	17.7%	15.1%
Maintenance and EDI	53.3%	32.9%	36.3%
Total net sales	100.0%	100.0%	100.0%

Healthcare IT Industry

We believe there are several factors that will be favorable for the global healthcare IT industry over the next decade.  The broad recognition that healthcare IT is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare IT incentives in the American Recovery and Reinvestment Act (ARRA).  The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions include more than $35 billion in incentives which reward providers who use certified electronic health records (EHRs) in a meaningful way.  These incentives are contributing to increased demand for healthcare IT solutions and services in the United States. In addition, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling healthcare spending while improving the efficiency and quality of care that is delivered, and many of these countries recognize healthcare IT as an important piece of the solution to these issues.

We believe that an EHR can only be considered meaningful if imaging data is included.  As providers adopt EHRs, we believe the need for solutions such as our iConnect platform, which offers connectivity, access to the image and interoperability between providers and other healthcare constituents will be critical.  Imaging continues to be a critical component of healthcare delivery across the continuum of care.  Increasing physician awareness and utilization of imaging as a standard of care to aid in patient diagnosis (including its use as a preventive screening method), as well as an increased availability of diagnostic imaging equipment in medical centers and hospitals, has fueled the growth of the diagnostic imaging industry.  In addition, U.S. demographic trends and the opportunity for greater international adoption of medical imaging should provide the basis for long-term, sustainable growth in imaging volumes.  Merge is well positioned to benefit from this expected increase in demand due to its large footprint in United States hospitals and physician practices and its proven ability to deliver value to its clients.  Based on information from Frost & Sullivan and our own research, we believe the global market for imaging software and services, healthcare IT interoperability solutions, digital pathology and imaging in clinical trials is $6.5 billion annually.

We believe that we have positioned ourselves to provide value added solutions and services to our customers amidst potential changes in industry standards and regulations.  We believe the fundamental value proposition of healthcare IT remains strong and that the industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare.

Merge Growth Strategy

Our strategy is to be a leading provider of integrated, global healthcare IT solutions and services that improve the exchange of healthcare information.  Our business strategy is anchored by the breadth and depth of our solutions and services, our proven ability to deliver value, and, the success of our customers.  We believe the growth drivers for Merge are the importance of imaging, the opportunity around Meaningful Use of EHRs, and the need for interoperability. Imaging continues to be a critical component of healthcare delivery across the continuum of care.  We believe it has become abundantly clear that an electronic medical record can only be considered meaningful if imaging data is included.

A core strength that has led to our strong market position is our proven ability to innovate, which has driven consistent expansion of solutions and services and entry into new markets.  We currently own approximately 70 patents issued in various jurisdictions and we continue to expand our IP portfolio.  Our award-winning portfolio of technologies is used across a wide variety of clinical specialties in addition to being an increasingly important component of clinical trials.  For example, our iConnect platform offers hospitals, imaging centers and Health Information Exchanges the ability to create information exchanges within their environment and with other entities.  As providers adopt electronic health records, we believe the need for solutions that offer connectivity and interoperability between providers and other healthcare constituents will be a new multi-billion dollar opportunity for which Merge is uniquely positioned to compete.

We will also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.  We believe that our acquisitions in 2010 and 2009 have allowed us to expand our product offering as well as provide greater penetration into existing market segments.  As a result of these acquisitions, we have extended our addressable market to include other specialties, such as solutions for the orthopaedics and laboratory markets and have increased the depth of our solution portfolio for existing customers and new prospects to include additional automation capabilities via patient kiosks.

Index

We have an opportunity to grow revenues by cross-selling products to existing customers as only a small percent currently have more than one of our solutions.  This is supported by the fact that no customer accounted for more than 10% of our net sales in the last three years.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as providers adopt EHRs and seek to qualify for Meaningful Use incentives, our vendor-neutral archiving and web-based image access products will help providers facilitate Meaningful Use and accountable care initiatives.

We believe our strengths position us well to gain market share in the United States during a period of expected strong demand driven by the HITECH provisions of ARRA and the nation’s focus on improving the efficiency and quality of healthcare. We also have a strong brand, as evidenced by our popular eFilm Workstation that has over 100,000 downloads.  Also, Merge has already sold products in more than 50 countries.  Thus, we believe that we have a good opportunity to gain market share outside of the United States.

Our Product Portfolio

We provide a broad range of products and services to our customers, including:

•	Image Interoperability Platform

o
iConnect. This interoperability and connectivity platform offers hospitals, imaging centers, Integrated Delivery Networks and Health Information Exchanges the ability to create information exchanges within their environments and with other entities.  This platform provides access to imaging and diagnostic data across disparate sites, geographies, specialties and providers.  This solution enables providers to expedite care, reduce duplicate exams, consolidate infrastructure and limit the expenses associated with moving, managing and storing diagnostic content and results.

•	Clinical and Financial Information Systems

o
Digital Imaging Solutions:  Picture Archiving and Communication Systems (PACS), specialty workstations and related applications manage the image workflow of a medical enterprise. PACS can be used by any medical imaging provider at a hospital or outpatient imaging site. We offer PACS solutions for general image review and management, specialty solutions for cardiology, orthopaedics, mammography and oncology, and add-on modules like referring physician portals and critical test results reporting. We also offer the popular eFilm Workstation for general radiology reading and CADstream workstations for specialty reading of magnetic resonance imaging (MRI) breast, liver and prostate studies.

o
Clinical information systems. These systems provide a complete electronic record of a medical procedure across a variety of specialties – including Merge OrthoEMR for orthopaedics Merge Anesthesia Information Management System for surgery, and Merge RIS for radiology.

o
Revenue Cycle Management. We offer software and services for the revenue cycle management of physician practices. These solutions can be used across a number of physician specialties, but our solutions are most commonly used by radiology practices, imaging centers and billing services

•	Software Development Toolkits, Technologies and Platforms.

o
Merge toolkits, technologies and platforms provide software developers with the necessary resources to assist in the timely development of new products and enhance existing products. They can be used by any original equipment manufacturer (OEM), medical device manufacturer, RIS/PACS vendor or general healthcare IT vendor. We offer development toolkits in the basic standards of medical imaging and information interoperability, as well as advanced toolkits and unfinished applications for specialized medical image review and distribution.

•	Hosted Software Solutions for Clinical Trial Data Management.

o
We provide hosted software solutions for the collection, aggregation, analysis, reporting and overall management of clinical trials information. These solutions can be sold to sponsors of clinical trials, including pharmaceutical companies, contract research organizations (CRO) or imaging core labs.  Our solutions include electronic data capture (EDC), interactive voice/web response (IVR/IWR) and electronic patient reported outcomes (ePRO) software and devices.

Index

Competition

The healthcare IT and imaging markets in which we participate are highly competitive, rapidly evolving and subject to rapid technological change. However, we believe that there is no single company that competes against our entire product portfolio.

Our principal competitors in the healthcare solutions and services market include: General Electric Company (Healthcare), McKesson Corporation, Cerner Corporation, Philips, Carestream, and Agfa, each of which offers software solutions that compete with a portion of our product portfolio. Almost all of these competitors are substantially larger or have more experience and market share than Merge in their respective markets.  We also partner with certain of these companies to resell our products.

Other competitors focus on only a very specific portion of the market that we address or against specific products we sell. For example, there are 30 other companies in the North American PACS market, according to Frost and Sullivan.  These companies include imaging equipment original equipment manufacturers, former film companies and healthcare IT companies.  Our CAD solutions for breast, liver and/or prostate cancer diagnostic support compete with iCAD, InVivo (Philips), Sentinelle and Hologic.  Our eClinical solutions and services are in a highly competitive market led by Phase Forward (recently acquired by Oracle) and Medidata.  Our OEM technologies most often compete with internal development departments.  Our OEM toolkits face a limited number of competitors, and we believe we are the only vendor to provide a combined Digital Imaging and Communications in Medicine (DICOM) and Health Level 7 (HL7) toolkit.

In addition, we expect that major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others specializing in the healthcare industry may offer competitive software solutions or services. The pace of change in the healthcare IT market is rapid and there are frequent new software solutions or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the quality, features and performance of the products, the ongoing support for the systems and the potential for enhancements and future compatible software solutions.

Employees

As of December 31, 2010, we had approximately 750 employees world-wide.  Competition for technical personnel in the industry in which we compete is intense.  We believe that our future success depends in part on our continued ability to hire, assimilate, and retain qualified personnel.

Software Development

We commit significant resources to developing new health information system solutions. As of the end of 2010, approximately 175 of our employees were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $20.1 million, $10.7 million and $13.2 million during 2010, 2009 and 2008, respectively.

Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  Our software solutions follow industry standards such as DICOM, which ensures that images from any DICOM-compliant modality can be displayed, moved and stored within a standard set of guidelines and HL7, which provides standards for the movement of other health information file formats.  In addition, Merge participates in Integrating the Healthcare Enterprise (IHE), an organization dedicated to developing standard profiles for health information exchange.  Our long-time involvement with the standards committees and continuous development of products like our DICOM and HL7 toolkits have enabled Merge to stay closely tied to industry innovation.  As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services.

Sales, Marketing and Distribution

Sales to large health systems typically take more than nine months, while the sales cycle is often shorter when selling to smaller hospitals and imaging centers.  In order to ramp up our sales and market presence, we began aggressively hiring sales and marketing personnel in the fourth quarter of 2010.  As of the end of 2010, approximately 100 of our employees were engaged in sales and marketing activities. Our executive sales and marketing management is located at our Innovation Center in Chicago, Illinois, while our sales team is deployed across the United States and globally.

We employ quota based sales teams which specialize in particular solutions and services.  In addition, we have sales teams dedicated to establishing and maintaining VAR and distributor relationships globally.  Where feasible, we have concentrated inside and telesales staff in one location in order to bring economies of scale in management and process.  Our sales teams are complemented by a staff of lead generation and marketing employees.  These teams have the benefit of online tools and resources that streamline and track the sales process.

Index

Our marketing efforts are mainly electronic, utilizing our website and our extensive email database of eStore customers for our communication campaigns, as well as our website for online communities and certain social media.  In addition, we participate in the major industry trade shows for our respective product lines.  We also have an active User Group for our U.S. customers.

Financial Information about Segments

For financial information regarding our single segment business as well as our geographic areas of operation, refer to Item 8, “Note 1 – Basis of Presentation and Significant Accounting Policies” and “Note 15 – Segment Information and Concentrations of Risk” of this Annual Report on Form 10-K.

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

Our markets have been negatively affected by the global macroeconomic downturn.  As our business expands globally, we are increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  Economic growth in the U.S. and other countries has slowed since the second half of 2008, which caused our customers to delay or reduce information technology purchases. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing.  If economic conditions in the U.S. and other countries were to deteriorate, customers may delay or reduce purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  In addition, weakness in the end-user market could negatively affect the cash flow of our OEM and VAR customers who could, in turn, delay paying their obligations, which would increase our credit risk exposure and cause a decrease in operating cash flows.  Also, if OEM and VAR customers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end-users to purchase products from other vendors or directly from us, sales could decline significantly.  Any of these events would likely harm our business, results of operations and financial condition.

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

We have a Substantial Amount of Indebtedness, which could Impact our Ability to Obtain Future Financing or Pursue our Growth Strategy.

 We have substantial indebtedness.  As of December 31, 2010, we had approximately $200.1 million of indebtedness, including $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes) that we issued in connection with the acquisition of AMICAS.

 Our high level of indebtedness could have important consequences to you and significant adverse effects on our business, including the following:

•	We must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

Index

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	Our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less indebtedness;

•	Our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	Our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

The indenture governing our Notes contains, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest.  The indenture, among other things, limits our ability to:

•	Incur additional indebtedness and issue preferred stock;

•	Pay dividends on or make distributions in respect of capital stock;

•	Make investments or certain other restricted payments;

•	Place limits on dividends and enter into other payment restrictions affecting certain subsidiaries;

•	Enter into transactions with stockholders or affiliates;

•	Create or incur liens;

•	Enter into certain sale-leaseback transactions;

•	Guarantee indebtedness;

•	Merge, consolidate or sell substantially all of our assets; and

•	Issue or sell stock of certain subsidiaries.

Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

 Payments on our Indebtedness will Require a Significant Amount of Cash.  Our Ability to Meet our Cash Requirements and Service our Indebtedness is Impacted by Many Factors that are Outside of our Control.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the Notes primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Notes, or to fund other liquidity needs.  If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow more money.  We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us or at all.  In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.  Our failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the notes and our ability to pay the amounts due under the notes.  See the section captioned “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference.

Our Future Capital Needs are Uncertain and our Ability to Access Additional Financing may be Negatively Impacted by the Volatility and Disruption of the Capital and Credit Markets and Adverse Changes in the Global Economy.

 Our capital requirements in the future will depend on many factors, including:

•	Acceptance of and demand for our products;

•	The extent to which we invest in new technology and product development;

•	The costs of developing new products, services or technologies;

•	Our interest and principal payment obligations;

Index

•	The number and method of financing of acquisitions and other strategic transactions; and

•	The costs associated with the growth of our business, if any.

 We must continue to enhance and expand our product and service offerings in order to maintain our competitive position, satisfy our working capital obligations and increase our market share.  We have in the past required substantial capital infusions.  For example, in June 2008, we borrowed $20.0 million from Merrick RIS, LLC (Merrick RIS), an affiliate of Merrick Ventures, LLC (Merrick Ventures), in exchange for a $15.0 million senior secured term note (which was repaid in full on November 18, 2009) and 21,085,715 shares of our common stock.  Our ability to incur additional indebtedness in the future may be difficult or on disadvantageous terms.  We currently do not have a credit facility and such a facility may be difficult to obtain in the future given the amount of indebtedness that we incurred in connection with our acquisition of AMICAS and future market conditions.  Unless we can achieve cash flow levels sufficient to support our operations, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations.  Our ability to borrow in the future is dependent upon our ability to manage business operations and generate sufficient cash flows to service such indebtedness.  If we are unable to generate sufficient working capital or obtain alternative financing, we may not be able to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected.

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

Index

•	Price decreases;

•	Changes in the usage of the Internet and eCommerce, including in non-U.S. markets;

•	Changes to regulatory approval processes and/or requirements;

•	Timing, effectiveness and costs of expansion and changes in our systems and infrastructure;

•	The outcomes of legal proceedings and claims involving us; and

•	Variations in the mix of products and services offered by us.

Delays in the expected sales or installation of our software may have a significant impact on our anticipated quarterly revenues and, consequently, our earnings since a significant percentage of expenses are relatively fixed.  Additionally, we sometimes depend, in part, upon large contracts with a small number of customers to meet sales goals in any particular quarter.  Delays in the expected sales or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings, particularly because a significant percentage of expenses are fixed.

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

Index

If We Are Unable to Successfully Identify or Effectively Integrate Acquisitions, our Financial Results may be Adversely Affected.

We have in the past and may in the future acquire and make investments in companies, products or technologies that we believe complement or expand our existing business and assist in quickly bringing new products to market.  In addition to the acquisition of AMICAS, in 2009 we completed two significant acquisitions, etrials Worldwide, Inc. on July 20, 2009, and Confirma, Inc. on September 1, 2009.  There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable prices.  In addition, our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner.  We cannot predict whether we will be successful in integrating acquired businesses or that our acquired businesses will perform at anticipated levels.  In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities, or disrupt operations and divert management’s attention from day-to-day operations.  In addition, we may use our capital stock to acquire acquisition targets, which could be dilutive to the existing stockholders and cause a decline in the price of our common stock.

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

We have Incurred and may Continue to Incur Significant Costs Associated with Acquisition Activities.

In the years ended December 31, 2010 and 2009, we incurred $9.7 million and $1.2 million of acquisition related costs, respectively.  All such direct acquisition costs are expensed as incurred by us.  In addition, we often are required to incur charges to operations in the quarters following an acquisition to reflect costs associated with integrating acquired companies.  We may incur additional material charges in subsequent quarters associated with acquisitions.  We anticipate that our acquisition activities will require significant cash outflows directly related to completing acquisitions as well as costs related to integration efforts.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

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

Our international activities are significant to our revenues and profits, and we plan to further expand internationally.  In 2010, our international revenues were $14.4 million, or about 10% of total revenues.  We have relatively little experience operating in these or future markets and may not benefit from any first-to-market advantages or otherwise succeed.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

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

If our New and Existing Products, Including Product Upgrades, and Services do not Achieve and Maintain Sufficient Market Acceptance, our Business, Financial Condition, Cash Flows, Revenues, and Operating Results could Suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

•	Our existing products and services;
•	Our new products and services, and
•	Enhancements to existing products, support and services.

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

If we are unable to sell new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, financial condition, cash flows, revenues and operating results,  If anticipated software sales and services do not materialize, or if we lose customers or experience significant declines in orders from customers, our revenues would decrease over time due to the combined effects of attrition of existing customers and a shortfall in new client additions.

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

Litigation or Regulatory Actions could Adversely Affect our Financial Condition.

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification, and unspecified monetary damages.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge believes it has numerous meritorious claims against Linden and Veech and will continue to pursue those claims.  As to Scott Veech, Merge is evaluating its options against Scott Veech in Wisconsin state court.  As to the former CEO, Richard Linden, on February 8, 2011, Merge filed a complaint against its former CEO, Richard Linden, in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-00154/ as Merge believes that jurisdiction exists in that court vis-à-vis Linden.  We have retained litigation counsel and intend to continue to vigorously prosecute this action.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the court-appointed receiver for Stanford International Bank, Ltd.  The Receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The Receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) an affiliate of SIBL in February 2009, which resulted in the payment of a $9 million break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The Complaint seeks to recover the $9 million payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint for failure to state a claim.  That motion has been fully briefed, and we are awaiting a decision from the court.  However, an adverse outcome could negatively impact our operating results and financial condition.

Index

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

We may be Subject to Product Liability Claims if People or Property are Harmed by the Products and Services that we Sell.

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

 We are Subject to Government Regulation, Changes to which could Negatively Impact our Business.

 We are subject to regulation in the U.S. by the Food and Drug Administration (FDA), including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities.  We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (FDCA Act), regulations promulgated under the FDCA Act, and any other applicable regulatory requirements.  For example, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities.  Complying with these regulations could be time consuming and expensive, and may include:

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

•
Requiring us to comply with the FDCA Act regarding general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified malfunctions and adverse device events.

Index

Similar obligations may exist in other countries in which we do business, including Canada. Any failure by us to comply with other applicable regulatory requirements, both domestic and foreign, could subject us to a number of enforcement actions, including warning letters, fines, product seizures, recalls, injunctions, total or partial suspensions of production, operating restrictions or limitations on marketing, refusals of the government to grant new clearances or approvals, withdrawals of marketing clearances or approvals and civil and criminal penalties.

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

The U.S. Congress recently enacted far-reaching health system reform legislation that could have a negative impact on our business.  While the impact of the legislation is difficult to predict, the legislation will increase pressure to control spending in government programs (e.g., Medicare and Medicaid) and by third party payors.  The ability of customers to obtain appropriate reimbursement for imaging services they provide from these programs and payors is critical to the success of our company.  Changes in the equipment utilization rate, once fully implemented, have the potential to dramatically decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower.  A second significant potential reimbursement change relates to the Sustainable Growth Rate (SGR) component of the Medicare Physician Fee Schedule.  The SGR is part of the update factor process used to set the annual rate of growth in allowed reimbursable medical expenditures, and is determined by a formula specified by Congress.  Because the annual calculation of the SGR would have led to reimbursement reductions that Congress found unacceptable, Congress has interceded to delay the implementation of this statutory SGR update factor.  While these changes have provided temporary reimbursement relief to healthcare providers and us, because of the significant budgetary impacts, Congress has left the SGR formula, thereby allowing annual unimplemented payment reductions to accumulate in the Medicare statute.  As a result, for 2010, if this SGR had been allowed to be implemented, it would have caused a 21.3 percent reduction in the update adjustment factor in the calculation of the Physician Fee Schedule.  The Congress and Obama administration are currently considering legislation to attempt to fix or delay this problem, but the prospects for enactment remain uncertain.  The changes being considered have the potential to negatively impact the professional component of reimbursement.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) beneficially owned approximately 34.8 million, or 40.4%, of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2010, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.  Also, on November 18, 2009, we repaid in full our $15.0 million senior secured term note from Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures), including a prepayment penalty of $2.7 million and accrued interest of $0.4 million.  As of December 31, 2010, Merrick and its affiliates owned approximately 38.1% of our Common Stock.  The influence of our large stockholders could impact our business strategy and also have the effect of discouraging others from attempting us to take over, thereby increasing the likelihood that the market price of the common stock will not reflect a premium for control.

In addition, we engage from time to time in transactions with certain of our significant stockholders.  In June 2008, in exchange for $20 million, we issued (i) a $15 million senior secured note payable to Merrick and (ii) 21,085,715 shares of our common stock at a price per share of $0.35 to Merrick.  In November 2009, we completed a stock offering and used a portion of the proceeds to prepay in full our senior secured note due June 2010 held by Merrick, which included all amounts owed under the note of $15.0 million and an additional amount $3.1 million payable as a result of the prepayment of the note.  On April 1, 2010, we entered into a Securities Purchase Agreement with Merrick, under which Merrick subscribed to purchase 10,000 shares of Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of common stock for an aggregate purchase price of $10,000, under the same terms and conditions as other investors, as further indicated in Note 8 of this Annual Report on Form 10-K.  Merrick and its affiliates beneficially own, as of December 31, 2010, 38.1% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick.  In addition, Justin C. Dearborn, our President and a Director, served as Managing Director and General Counsel of Merrick Ventures, an affiliate of Merrick.

Our Large Stockholders may have Interests that Differ from other Stockholders.

Merrick and its affiliates beneficially own, as of December 31, 2010, 38.1% of our outstanding common stock.   Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of common stock owned by Merrick.  In addition, prior to joining the Company, Justin C. Dearborn, our President and a Director, served as Managing Director and General Counsel of Merrick Ventures, an affiliate of Merrick.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Effective as of January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick Ventures under the consulting agreement include investor relations, financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  The cost of this consulting agreement in 2010 and 2009 was $2.1 million and $0.5 million, respectively.

In March 2009, we entered into a value added reseller agreement with Merrick Healthcare Solutions, LLC (Merrick Healthcare).  Under terms of the agreement, Merrick Healthcare purchased software licenses from us for $0.4 million.  Payment of the entire balance was made on the date of the agreement.  We recognized $0.4 million in revenue in 2009 related to this transaction.

In March 2010, we entered into a VAR agreement with Merrick Healthcare under which we may market, resell, or supply certain of their products and services.  Under terms of the agreement, products and services will be purchased on a per unit basis from Merrick Healthcare.

On April 1, 2010, we entered into a Securities Purchase Agreement with Merrick, under which Merrick subscribed to purchase 10,000 shares of Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of common stock for an aggregate purchase price of $10,000, under the same terms and conditions as other investors, as further indicated in Note 8 of this Annual Report on Form 10-K.

Merrick also purchased, at the same purchase price per note as the other investors in the offering, $5.0 million of the Notes that we issued on April 28, 2010 to complete our acquisition of AMICAS.

In addition, on July 30, 2010, we acquired substantially all of the Olivia Greets assets from Merrick Healthcare for 500,000 shares of our common stock, which have a one-year trading restriction.  As a result of the acquisition, all prior agreements between us and Merrick Healthcare have been terminated.

Index

As a result of these relationships, the interests of Merrick and its affiliates may differ from those of our other stockholders.  Merrick Ventures and its affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or our suppliers’ or customers’ businesses.  Merrick’s significant ownership of our voting stock will enable it to influence or effectively control us.

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

In connection with the acquisitions of etrials and Confirma in the third quarter of 2009, we issued 9.4 million additional shares of our Common Stock.  We did not use our Common Stock as consideration for the AMICAS acquisition in April of 2010, but we did issue 7.5 million in additional shares of our Common Stock to the purchasers of our new class of Preferred Stock that funded a portion of the purchase price for the AMICAS acquisition.  The increase in the number of outstanding shares of our Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market price of our Common Stock.

Shares of our Common Stock Eligible for Public Sale may have a Negative Impact on the Market Price of our Common Stock, and Dilute our Stockholders’ Percentage Ownership and Voting Power.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common or preferred stock.  As of December 31, 2010, we had 83,258,123 shares of common stock outstanding.  In addition, as of December 31, 2010, we had outstanding options to purchase 7,959,110 shares of our common stock, of which 2,795,937 options were then exercisable.  Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock.  As additional shares of common stock become available for sale in the public market, due to the exercise of options or the issuance of shares as a result of acquisitions, the market supply of shares of common stock will increase, which could also decrease the market price.

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

The Trading Price of our Common Stock has been Volatile and may Fluctuate Substantially in the Future.

The price of our common stock has been, and may continue to be, volatile.  The trading price of our common stock may continue to fluctuate widely as a result of a number of factors, some of which are not in our control, including:

•	Our ability to meet or exceed the expectations of analysts or investors;

•	Changes in our forecasts or earnings estimates by analysts;

Index

•	Quarter-to-quarter variations in our operating results;

•	Announcements regarding clinical activities or new products by us or our competitors;

•	General conditions in the healthcare IT industry;

•	Governmental regulatory action and healthcare reform measures, including changes in reimbursement rates for imaging procedures;

•	Rumors about our performance or software solutions;

•	Announcements regarding acquisitions;

•	Uncertainty regarding our ability to service existing debt;

•	Price and volume fluctuations in the overall stock market, which have particularly affected the market prices of many software, healthcare and technology companies; and

•	General economic conditions.

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

We have an authorized class of 1,000,000 shares of preferred stock all of which shares are undesignated except for 50,000 shares of Series A Non-Voting Preferred Stock (41,750 shares of which are issued and outstanding). Shares of our authorized but unissued preferred stock may be issued by our board of directors without stockholder approval, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of us. In addition, we are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal facilities are set forth in the following table:

Location	Square Footage	Annual Lease Payments (millions of $)
Chicago, Illinois	28,000	$0.5
Daytona Beach, Florida	36,000	0.3
Hartland, Wisconsin	81,000	0.7
Mississauga, Ontario	24,000	0.6
Morrisville, North Carolina	17,000	0.3

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

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification, and unspecified monetary damages.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

Index

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge believes it has numerous meritorious claims against Linden and Veech and will continue to pursue those claims.  As to Scott Veech, Merge is evaluating its options against Scott Veech in Wisconsin state court.  As to the former CEO, Richard Linden, on February 8, 2011, Merge filed a complaint against its former CEO, Richard Linden, in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-00154/ as Merge believes that jurisdiction exists in that court vis-à-vis Linden.  We have retained litigation counsel and intend to continue to vigorously prosecute this action.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the court-appointed receiver for Stanford International Bank, Ltd.  The Receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The Receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) an affiliate of SIBL in February 2009, which resulted in the payment of a $9 million break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The Complaint seeks to recover the $9 million payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint for failure to state a claim.  That motion has been fully briefed, and we are awaiting a decision from the court.  However, an adverse outcome could negatively impact our operating results and financial condition.

In addition to the matters discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable with assurance.  Consequently, we are unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Index

Item 4.	RESERVED

PART II
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on The NASDAQ Global Select Market (NASDAQ).  The following table sets forth for the periods indicated, the high and low sale prices of our Common Stock as reported by the NASDAQ:

Common Stock Market Prices

2010	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.25	$3.38	$3.16	$3.44
Low	$2.84	$2.46	$1.92	$1.95

2009	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.25	$4.78	$4.48	$1.84
Low	$2.93	$2.98	$1.25	$1.07

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 402 shareholders of record of Common Stock as of March 10, 2011.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) for the period from December 31, 2005 to December 31, 2010.  The comparison assumes that $100 was invested on December 31, 2005 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

Index

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2010

Date	Merge Healthcare Incorporated (Nasdaq: MRGE)	Nasdaq Computer Index (^IXCO)	Russell 2000 Index (^RUT)
12/30/2005	$100	$100	$100
12/29/2006	$26	$106	$117
12/31/2007	$5	$129	$114
12/31/2008	$5	$69	$74
12/31/2009	$13	$118	$93
12/31/2010	$15	$138	$116

Dividend Policy

We are prohibited from making certain dividend payments based on the terms of our Notes.  We currently do not intend to declare or pay any cash dividends on our Common Stock in the foreseeable future.

Repurchases of Shares

In the third quarter of 2010 we received 8,549 shares of our Common Stock upon final settlement of an escrow account related to our acquisition of Confirma, Inc. on September 1, 2009.  These shares were cancelled in the fourth quarter of 2010.

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

	Years Ended December 31,
	2010(1)	2009(2)	2008	2007	2006
	(in thousands, except for share and per share data)
Statement of Operations Data:
Net sales	$140,332	$66,841	$56,735	$59,572	$74,322
Operating income (loss)(3)	(8,524)	8,963	(21,697)	(171,238)	(252,087)
Income (loss) before income taxes	(25,162)	150	(23,743)	(171,808)	(249,473)
Income tax expense (benefit)	(13,646)	(135)	(60)	(240)	9,450
Net income (loss)	(11,516)	285	(23,683)	(171,568)	(258,923)
Net income (loss) available to common shareholders	(30,592)	285	(23,683)	(171,568)	(258,923)
Earnings (loss) per share:
Basic	$(0.38)	$0.00	$(0.51)	$(5.06)	$(7.68)
Diluted	(0.38)	0.00	(0.51)	(5.06)	(7.68)
Weighted average shares outstanding:
Basic	80,231,427	60,910,268	46,717,546	33,913,379	33,701,735
Diluted	80,231,427	62,737,821	46,717,546	33,913,379	33,701,735

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Working capital	$28,792	$18,231	$8,254	$878	$27,101
Total assets	396,388	100,249	54,737	61,635	234,875
Long-term debt obligations	195,077	-	14,230	-	-
Shareholders’ equity	104,806	68,137	8,841	24,405	189,925

(1)	Includes the results of AMICAS from April 28, 2010, the date of the business combination.
(2)	Includes the results of etrials and Confirma from July 20, 2009 and September 1, 2009, the respective dates of the business combinations.
(3)	For the years ended December 31, 2007 and 2006, we incurred charges of $122.4 million and $214.1 million, respectively, related to the impairment of goodwill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

Management’s Discussion and Analysis is presented in the following order:

•	Overview

•	Revenues and Expenses

•	Results of Operations

•	Liquidity and Capital Resources

•	Material Off Balance Sheet Arrangements

•	Critical Accounting Policies

Overview

Our solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, advanced clinical tools like computer aided detection (CAD), the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses. Our proven ability to innovate has driven consistent expansion of solutions and services and entry into new markets.  We currently own approximately 70 patents which are used across a wide variety of clinical specialties in addition to being an increasing important component of clinical trials.  We will also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.  During the last two years, we have expanded our product offerings through the following strategic acquisitions (the first three of which we also refer to as Significant Acquisitions):

•	AMICAS, Inc. (AMICAS), an image and information management solutions provider, which we acquired on April 28, 2010;

•
Confirma, Inc. (Confirma), a provider of computer systems for processing and presenting data from magnetic resonance imaging (MRI) studies, which we acquired on September 1, 2009.  Upon completion of the acquisition, this legal entity was renamed Merge CAD;

•
etrials Worldwide, Inc. (etrials), a provider of clinical trials software and services, which we acquired on July 20, 2009.  Upon completion of the acquisition, this legal entity was renamed Merge eClinical; and

•	Seven other acquisitions, five of which were completed in 2010.

On April 28, 2010, we completed our acquisition of AMICAS through a successful tender offer for 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, we purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223.9 million.  In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stockholders was approximately $22.9 million.  We financed the transaction with $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes), cash already available at the two companies and proceeds of $41.8 million from the issuance of preferred and common stock.  See Notes 2, 7, 8 and 11 for further information regarding these transactions.

We primarily generate revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was approximately $49.0 million as of December 31, 2010.  Maintenance, which we renew annually with our substantial customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period and recorded as software revenue, revenues derived from SaaS offerings which are recorded as professional services revenue and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  We continue to generate recurring revenue annually that exceeds 65% of total net sales.

Index

Our solutions optimize processes for healthcare organizations ranging in size from single-doctor practices to health systems, for the sponsors of clinical trials, for the medical device industry, for the healthcare commerce system and for consumers of healthcare. These solutions are licensed by more than 1,500 hospitals; 4,000 clinics and labs, 250 OEM customers and 70% of the top pharmaceutical companies. We have a significant opportunity to grow revenues by expanding our solution footprint in existing customers, as only a small percent currently have more than one of our solutions.  This is supported by the fact that no customer accounted for more than 10% of our net sales in any of the last three years.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as providers adopt EHRs and seek to qualify for Meaningful Use incentives, our vendor-neutral archiving and web-based image access products allow us to capitalize on these opportunities. In order to take advantage of these opportunities, we began aggressively hiring sales and marketing personnel in the fourth quarter of 2010.  We continue these hiring efforts today.

Our Market and Challenges That We Face

We have provided a detailed assessment of the healthcare information technology market under Part I, Item 1, Healthcare IT Industry.  During the period between the announcement of our bid to acquire AMICAS and the closing of the transaction, certain of our customers were uncertain regarding our go-forward corporate and product strategy, which we believe is a common issue when a public company acquires a perceived competitor.   This resulted in weakness in our net sales for the second quarter of 2010.  However, immediately following the closing of the acquisition, we began a proactive communication effort with customers in order to share and validate our corporate strategy and product roadmap.   In addition, we realigned our business from a decentralized organizational structure into a centralized organizational structure with functional leaders.  We believe that centralizing functions will have a long-term positive effect on our ability to efficiently develop products to address market needs.  Based on discussions held with current and potential customers and the operating results for the third and fourth quarters of 2010, we believe that our customers understand and support our corporate and product strategies.

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of:

•
Software and other sales, net of estimated returns and allowances, including software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and other healthcare providers;

•	Professional services, including hosted clinical trial SaaS offerings, installation, custom engineering services, training, consulting and project management; and

•	Maintenance and EDI, including software maintenance and support and EDI revenues.

Cost of Sales

Cost of sales consists of:

•	Software and other cost of sales, including purchased components and third-party royalties included in software and hardware sales to our customers;

•
Professional services cost of sales, including headcount and related costs and direct third-party costs incurred in our performance of SaaS offerings, installation, custom engineering services, training, consulting and project management;

•	Maintenance and EDI cost of sales, including headcount and related costs and direct third-party costs incurred to fulfill our maintenance and support obligations and to deliver EDI services; and

•
Depreciation and amortization, including any impairment, for amounts assessed on capital equipment used to fulfill contract obligations as well as our purchased and developed software and backlog assets.  Depreciation and amortization are recorded over the respective asset’s useful life.  Each quarter we test our purchased and developed software for impairment by comparing its net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Index

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

Trade Name Impairment, Restructuring and Other Expenses

Trade name impairment, restructuring and other expenses consist of impairment of trade names, severance to involuntarily terminated employees and relocation expenses resulting from our restructuring initiatives, loss on disposal of subsidiaries and impairment of non-cancelable building leases associated with restructuring activities.

Depreciation, Amortization and Impairment

Depreciation and amortization, including any impairment, is assessed on capital equipment, leasehold improvements and our customer relationships, trade names and non-compete agreement intangible assets.  Depreciation and amortization are recorded over the respective asset’s useful life.  We also record impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support recovery of the assets.

Other Income (Expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalent balances, interest expense and amortization of costs and discounts incurred from borrowings.  It also includes foreign exchange gains or losses on foreign currency payables and receivables at our Nuenen, Netherlands branch and at our subsidiaries located in Europe, Canada and China.  In addition, we also record any other-than-temporary impairment charges recognized on our equity investments in non-public companies in other income (expense).

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
Completion of the Significant Acquisitions, of which the results of operations are included in our condensed consolidated statements of operations since the respective dates of acquisition.  As result of the timing of the Significant Acquisitions, the comparability of the results of operations in the year ended December 31, 2010 differs significantly from the same period in 2009.  In addition, as a result of the AMICAS transaction, we incurred significant acquisition related expenses in the year ended December 31, 2010.

•
We issued $200.0 million of Notes in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $9.0 million.  The year ended December 31, 2010 includes approximately eight months of interest expense and amortization of the original issuance discount and costs of the Notes.

•
In November 2009, we sold 9.1 million shares of common stock in a registered direct offering for aggregate net proceeds of $25.2 million which we used to repay a then-existing $15.0 million note payable (at 13% interest).  This note payable was originally issued at a discount and had issuance costs, both of which were being amortized over the life of the note payable.

•
Concurrent with the acquisition of AMICAS, we completed a restructuring initiative in April 2010.  We also completed a restructuring activity in July 2009 concurrent with the acquisition of etrials.  Both of these initiatives assisted in providing operational rigor to a combined, larger organization and enabled us to decrease costs as a percentage of revenue (most notably general and administrative costs).  The full impact of cost saving benefits of the April 2010 initiative is reflected in the operating results for the fourth quarter of 2010.

Index

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,				Change
	2010	% (1)	2009	% (1)	$	%

Net sales:
Software and other	$42,420	30.2%	$33,037	49.4%	$9,383	28.4%
Professional services	23,175	16.5%	11,830	17.7%	11,345	95.9%
Maintenance and EDI	74,737	53.3%	21,974	32.9%	52,763	240.1%
Total net sales	140,332	100.0%	66,841	100.0%	73,491	109.9%
Cost of sales:
Software and other	13,762	32.4%	3,730	11.3%	10,032	269.0%
Professional services	15,411	66.5%	6,731	56.9%	8,680	129.0%
Maintenance and EDI	24,418	32.7%	5,593	25.5%	18,825	336.6%
Depreciation, amortization and impairment	10,972	7.8%	3,323	5.0%	7,649	230.2%
Total cost of sales	64,563	46.0%	19,377	29.0%	45,186	233.2%
Total gross margin	75,769	54.0%	47,464	71.0%	28,305	59.6%

Gross margin by net sales category (3)
Software and other	28,658	67.6%	29,307	88.7%	(649)	-2.2%
Professional services	7,764	33.5%	5,099	43.1%	2,665	52.3%
Maintenance and EDI	50,319	67.3%	16,381	74.5%	33,938	207.2%

Operating expenses:
Sales and marketing	20,697	14.7%	9,203	13.8%	11,494	124.9%
Product research and development	20,064	14.3%	10,689	16.0%	9,375	87.7%
General and administrative	22,012	15.7%	13,005	19.5%	9,007	69.3%
Acquisition-related expenses	9,674	6.9%	1,225	1.8%	8,449	NM (2)
Restructuring and other expenses	5,006	3.6%	1,613	2.4%	3,393	210.4%
Depreciation and amortization	6,840	4.9%	2,766	4.1%	4,074	147.3%
Total operating costs and expenses	84,293	60.1%	38,501	57.6%	45,792	118.9%
Operating income (loss)	(8,524)	-6.1%	8,963	13.4%	(17,487)	-195.1%
Other income (expense), net	(16,638)	-11.9%	(8,813)	-13.2%	(7,825)	88.8%
Income (loss) before income taxes	(25,162)	-17.9%	150	0.2%	(25,312)	NM (2)
Income tax benefit	(13,646)	-9.7%	(135)	-0.2%	(13,511)	NM (2)
Net income (loss)	(11,516)	-8.2%	285	0.4%	(11,801)	NM (2)
Less: preferred stock dividends	19,076	13.6%	-	0.0%	19,076	NM (2)
Net income (loss) available to common shareholders	$(30,592)	-21.8%	$285	0.4%	$(30,877)	NM (2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2010 were $42.4 million, an increase of $9.4 million, or 28.4%, from $33.0 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Professional Services Sales.  Total professional services sales in 2010 were $23.2 million, an increase of $11.3 million, or 95.9%, from $11.8 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2010 were $74.7 million, an increase of $52.7 million, or 240.1%, from $22.0 million in 2009, primarily due to sales arising from the Significant Acquisitions.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $28.7 million in 2010, a decrease of $0.6 million, or 2.2%, from $29.3 million in 2009.  Gross margin as a percentage of software and other sales decreased to 67.6% in 2010 from 88.7% in 2009, due to an increase in hardware sales, which are at lower margins than software only sales, as a result of the acquisition of AMICAS.  Hardware sales were 23% of software and other sales in 2010 compared to 7% in 2009.  We expect gross margins on software and other sales to fluctuate depending on the mix of sales among our products.

Index

Gross Margin – Professional Services Sales. Gross margin on professional service sales was $7.8 million in 2010, an increase of $2.7million, or 52.3%, from $5.1 million in 2009.  Gross margin as a percentage of professional service sales decreased to 33.5% in 2010 from 43.1% in 2009, primarily due to the impact of our Significant Acquisitions.  As the majority of professional service costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of our resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $50.3 million in 2010, an increase of $34.0 million, or 207.2%, from $16.4 million in 2009.  Gross margin as a percentage of maintenance and EDI sales decreased to 67.3% in 2010 from 74.5% in 2009, primarily due to the impact of the AMICAS acquisition as such services include more third party maintenance costs.  Further, prior to the acquisition of AMICAS, we did not have significant EDI sales.  EDI margins are typically lower than that of maintenance.  We expect that our maintenance and EDI margins will be similar to 2010 going forward.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense increased $7.6 million, or 230.2%, to $11.0 million in 2010 from $3.3 million in 2009, primarily due to the Significant Acquisitions.  The 2010 expense also includes an impairment of purchased technology of $2.3 million as a result of decisions made related to overlapping products.

Sales and Marketing

Sales and marketing expense increased $11.5 million, or 124.9%, to $20.7 million in 2010 from $9.2 million in 2009, primarily as a result of the Significant Acquisitions.  As a percentage of net sales, sales and marketing increased by 0.9% to 14.7% as a result of increases in headcount and other resources in the fourth quarter of 2010.  We expect that sales and marketing expenses will increase in 2011, as we will have a full year of AMICAS expenses and also as we continue to expand the sales and marketing functions to allow us to meet 2011 sales goals.

Product Research and Development

Product research and development expense increased $9.4 million, or 87.7%, to $20.1 million in 2010 from $10.7 million in 2009 primarily due to the Significant Acquisitions.  As a percentage of net sales, product research and development decreased by 1.7% to 14.3% as a result of our cost saving initiatives to bring operational rigor to a larger organization.  We expect that product research and development expenses will increase in 2011, as we will have a full year of AMICAS expenses and also as we continue to invest and grow this function.

General and Administrative

General and administrative expense increased $9.0 million, or 69.3%, to $22.0 million in 2010 from $13.0 million in 2009, primarily due to the Significant Acquisitions.  As a percentage of net sales, general and administrative expenses decreased by 3.8% to 15.7% as a result of our cost saving initiatives to bring operational rigor to a larger organization as well as a one-time $1.3 million benefit on a negotiated settlement with former officers.  We expect that general and administrative expenses will increase in 2011, as we will have a full year of AMICAS expenses in 2011.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $9.7 million of such expenses, primarily related to our significant acquisition of AMICAS as well as the completion of five other acquisitions.  In 2009, we incurred $1.2 million of such expenses primarily related to our acquisitions of etrials and Confirma.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees and relocation of certain employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2010, we incurred $5.0 million of such expenses primarily related to the reorganization of our business concurrent with our acquisition of AMICAS.  In 2009, we incurred $1.6 million of such expenses, primarily related to the restructuring initiative announced concurrent with the acquisition of etrials and the abandonment of a portion of our leased space subsequent to the acquisition of Confirma.

Depreciation and Amortization

Depreciation and amortization expense increased $4.1 million, or 147.3%, to $6.8 million in 2010 from $2.7 million in 2009, due to depreciation and amortization on fixed assets and intangible assets acquired from Significant Acquisitions.

Index

Other Income (Expense), Net

Net other expense increased $7.8 million to $16.6 million in 2010 compared to $8.8 million of net expense in 2009.  The expense in 2010 includes $16.8 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million of Notes issued to fund the AMICAS acquisition.  The expense in 2009 includes an impairment charge of $3.6 million on an equity investment and $2.7 million of interest expense and amortization of issuance costs and note discount associated with a $15.0 million note payable and a $3.3 million loss on early extinguishment of the $15.0 million note payable (including a prepayment penalty of $2.7 million and write-off of $0.4 million of remaining debt issuance costs and note discount).

Income Tax Benefit

In 2010, we recorded income tax benefit of $13.6 million resulting in an effective tax rate of 54.2% compared to (90.0)% income tax benefit recorded in 2009.  The tax benefit in 2010 resulted from the release of $14.1 million of valuation allowance that was previously established for the Canadian operations.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,				Change
	2009	% (1)	2008	% (1)	$	%

Net sales:
Software and other	$33,037	49.4%	$27,561	48.6%	$5,476	19.9%
Professional services	11,830	17.7%	8,586	15.1%	3,244	37.8%
Maintenance	21,974	32.9%	20,588	36.3%	1,386	6.7%
Total net sales	66,841	100.0%	56,735	100.0%	10,106	17.8%
Cost of sales:
Software and other	3,730	11.3%	5,121	18.6%	(1,391)	-27.2%
Professional services	6,731	56.9%	6,044	70.4%	687	11.4%
Maintenance	5,593	25.5%	5,628	27.3%	(35)	-0.6%
Depreciation, amortization and impairment	3,323	5.0%	3,279	5.8%	44	1.3%
Total cost of sales	19,377	29.0%	20,072	35.4%	(695)	-3.5%
Total gross margin	47,464	71.0%	36,663	64.6%	10,801	29.5%

Gross margin by net sales category (3)
Software and other	29,307	88.7%	22,440	81.4%	6,867	30.6%
Professional Services	5,099	43.1%	2,542	29.6%	2,557	100.6%
Maintenance	16,381	74.5%	14,960	72.7%	1,421	9.5%

Operating expenses:
Sales and marketing	9,203	13.8%	9,313	16.4%	(110)	-1.2%
Product research and development	10,689	16.0%	13,240	23.3%	(2,551)	-19.3%
General and administrative	13,005	19.5%	20,461	36.1%	(7,456)	-36.4%
Acquisition-releated expenses	1,225	1.8%	-	0.0%	1,225	NM (2)
Trade name impairment, restructuring and other expenses	1,613	2.4%	11,816	20.8%	(10,203)	-86.3%
Depreciation, amortization and impairment	2,766	4.1%	3,530	6.2%	(764)	-21.6%
Total operating costs and expenses	38,501	57.6%	58,360	102.9%	(19,859)	-34.0%
Operating income (loss)	8,963	13.4%	(21,697)	-38.2%	30,660	-141.3%
Other income (expense), net	(8,813)	-13.2%	(2,046)	-3.6%	(6,767)	330.7%
Income (loss) before income taxes	150	0.2%	(23,743)	-41.8%	23,893	NM (2)
Income tax benefit	(135)	-0.2%	(60)	-0.1%	(75)	125.0%
Net income (loss)	$285	0.4%	$(23,683)	-41.7%	$23,968	NM (2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2009 were $33.0 million, an increase of $5.4 million, or 19.9%, from $27.6 million in 2008, primarily due to the fact that sales were negatively affected in 2008 because of customer concerns with our financial viability.  We believe that these concerns were alleviated with the financing transaction completed in June 2008.

Index

Professional Services Sales.  Total professional service sales in 2009 were $11.8 million, an increase of $3.2 million, or 37.8%, from $8.6 million in 2008, due to $5.8 million of sales from our Merge eClinical business, which was acquired in July 2009.  This increase was offset by a decrease of $2.4 million due to the decline in the number of custom engineering services projects in 2009, primarily the result of the reluctance of OEM customers to start new projects in the uncertain economic environment as well as a shift in our strategic focus towards selling software solutions to such customers.

Maintenance Sales.  Total maintenance sales in 2009 were $22.0 million, an increase of $1.4 million, or 6.7%, from $20.6 million in 2008.  The increase is primarily due to $1.5 million of Merge CAD maintenance sales from the date of its acquisition.

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $29.3 million in 2009, an increase of $6.9 million, or 30.6%, from $22.4 million in 2008.  Gross margin as a percentage of software and other sales increased to 88.7% in 2009 from 81.4% in 2008, primarily due to a decrease in hardware sales, which are at a lower margin than software only sales.  Hardware sales were 7% of software and other sales in 2009 compared to 17% in 2008.

Gross Margin – Professional Services Sales.  Gross margin on professional services sales was $5.1 million in 2009, an increase of $2.6 million, or 100.6%, from $2.5 million in 2008, primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiatives.

Gross Margin – Maintenance Sales.  Gross margin on maintenance sales was $16.4 million in 2009, an increase of $1.4 million, or 9.5%, from $15.0 million in 2008, primarily due to a decrease in salaries and other related expenses (including travel and entertainment) as a result of our restructuring initiatives.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense remained consistent year over year.  Amortization increased by $0.5 million in 2009 due to intangible assets from our 2009 acquisitions.  This increase was offset by a $0.4 million impairment charge which was recorded in2008.

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

Product Research and Development

Product research and development expense decreased $2.5 million, or 19.3%, to $10.7 million in 2009 from $13.2 million in 2008.  Salaries and related expenses (including travel and entertainment) and third-party costs decreased by $3.1 million due to 2008 restructuring and subsidiary disposal activities, offset by an increase of $1.1 million due to 2009 acquisitions.  Also, Canadian related costs decreased $0.5 million due to strengthening of the average exchange rate for the U.S. dollar compared to the Canadian dollar.

General and Administrative

General and administrative expense decreased $7.5 million, or 36.4%, to $13.0 million in 2009 from $20.5 million in 2008.  Salaries and related expenses (including travel and entertainment) decreased by $1.1 million as decreases from 2008 restructuring and subsidiary disposal activities were partially offset by an increase due to 2009 acquisitions.  In addition, legal costs decreased in 2009 by $4.4 million (2008 included a $3.0 million charge related to the settlement of a class action lawsuit), accounting and other professional fees decreased by $1.5 million and share-based compensation expense decreased in 2009 by $0.4 million.

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

Index

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

Other Income (Expense), Net

Other income (expense), net increased by approximately $6.8 million, to $8.8 million of net expense in 2009 from $2.0 million of net expense in 2008.  The net expense in 2009 is due to $2.7 million of interest expense and amortization of issuance costs and note discount associated with a $15.0 million note payable, a $3.3 million loss on early extinguishment of the $15.0 million note payable (including a prepayment penalty of $2.7 million and write-off of $0.4 million of remaining debt issuance costs and note discount) and a realized loss of $3.6 million related to the sale of an investment.  These expenses were offset by a $0.5 million gain on the sale of certain patents that were no longer necessary to support our business and $0.3 million in foreign currency exchange gains.  The net other expense in 2008 is primarily attributable to $1.8 million of interest expense and amortization of issuance costs and note discount associated with a $15.0 million note payable and a $1.4 million impairment charge related to the investment which was sold in 2009 , offset by $0.8 million in foreign exchange gains and $0.3 million of interest income.

Income Tax Benefit

We recorded an income tax benefit resulting in an effective tax rate of (90.0)% in 2009, compared to an effective rate of 0.3% in 2008.  Our effective tax rates in 2009 and 2008 differ significantly from statutory rates primarily due to recording a valuation allowance for deferred tax assets that are not more-likely-than-not to be realized.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $41.0 million at December 31, 2010, an increase of approximately $21.4 million, or 109.1%, from our balance of $19.6 million at December 31, 2009.  In addition, our working capital was $28.8 million at December 31, 2010, an increase of $10.6 million, or 57.9%, from our working capital of $18.2 million at December 31, 2009.

On April 28, 2010, we completed our acquisition of AMICAS through the issuance of $200.0 million of Notes, cash already available at the two companies and proceeds of $41.8 million from the issuance of preferred and common stock.

The net increase in cash and cash equivalents during the years ended December 31, 2010, 2009 and 2008 of $20.3 million, $1.8 million and $3.6 million, respectively, is attributed to the following factors:

Index

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Cash received from (paid for):
Issuance of debt and equity	$236.3	$25.2	$14.5
Principal payments on notes	-	(19.6)	-
Interest expense	(11.9)	(1.9)	(1.0)
Early retirement penalty on debt	-	(2.7)	-
Debt and equity issuance costs	(9.9)	-	(2.4)
Acquisitions	(216.2)	(2.8)	-
Restructuring initiatives	(3.5)	(1.9)	(5.5)
Acquisition related expenses	(9.6)	(1.2)	-
Property and equipment purchases	(1.5)	(1.1)	(0.5)
Sale of property	6.1	-	-
Other non-operating cash flows	0.6	0.9	0.5
Core business operations	29.9	6.9	(2.0)
Increase in cash	$20.3	$1.8	$3.6

Operating Cash Flows

Cash provided by operating activities was $6.0 million in 2010, compared to cash used in operating activities of $1.0 million in 2009.  The net loss in 2010 of $11.5 million includes non-cash expenses of $8.8 million and includes $17.2 million in interest expense on our $200.0 million of Notes, of which $11.9 million was paid on November 1, 2010.  We also paid $9.6 million in acquisition related expenses in 2010 compared to $1.2 million in 2009.  Average quarterly DSO in 2010 (excluding the second quarter, as the calculation is not meaningful due to the timing of the AMICAS acquisition) was 99 days compared to a quarterly average of 83 days in 2009.

Investing Cash Flows

Cash used in investing activities was $212.1 million in 2010, compared to cash used in investing activities of $2.8 million in 2009.  In 2010, we paid $208.8 million, net of cash acquired, for our acquisition of AMICAS.  We also paid $7.4 million, net of cash acquired, for other acquisitions, offset by $6.1 million in proceeds received from the sale of a facility.

Financing Cash Flows

In April 2010, we issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for $41.8 million of proceeds received.  The preferred stock dividends accumulate at a rate of 15% (which compounds annually), but the timing of its payment is fully at our discretion.  In April 2010, we also issued $200.0 million of senior secured Notes, net of a $5.5 million discount.  In order to complete the stock and debt issuances, we paid $9.9 million in issuance costs in 2010.  We used the proceeds from the issuance of the Notes, preferred and common stock to fund our acquisition of AMICAS.

Contractual Obligations

Total outstanding commitments as of December 31, 2010 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating lease	$24,219	$4,957	$6,513	$3,158	$9,591
Capital lease (including interest)	63	55	8	-	-
Note payable (including interest)	305,750	23,500	47,000	235,250	-
Total	$330,032	$28,512	$53,521	$238,408	$9,591

The above obligations include lease payments involving facilities that we have either ceased to use or previously abandoned.

Except for restricted cash of $1.6 million (primarily letters-of-credit related to our leased facilities and $0.8 million related to an insignificant acquisition) and a $0.8 million guarantee to a lender on behalf of a customer of ours at December 31, 2010, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Index

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the Notes.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2011 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.

Revenue Recognition

Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, SaaS offerings, installation and engineering services, training, consulting, and software maintenance and EDI.  Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.  These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues.  In addition, revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from period to period.  Significant areas of judgment include:

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

Index

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

Intangible Assets and Goodwill

Intangible assets include purchased technology, capitalized software, customer relationships, backlog, trade names, and non-compete agreements.  Finite-lived intangible assets are amortized to reflect the pattern in which the economic benefits are consumed, which is primarily the straight-line method.

Purchased technology and capitalized software are tested for impairment quarterly by comparing the net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2010 are recoverable in future periods.

We review goodwill for impairment annually or more frequently if impairment indicators arise.  Our policy provides that goodwill will be reviewed for impairment as of October 1st of each year.  In calculating potential impairment losses, we evaluate the fair value of goodwill using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining goodwill to a revised amount.  We performed our goodwill testing and determined that there is no impairment as of December 31, 2010.  During our review, we noted that the present value of expected future cash flows of our eClinical reporting unit exceeds the carrying value by less than 10%.  The goodwill balance for this reporting unit is $12.0 million as of December 31, 2010.  The fair value of our other reporting unit substantially exceeded the carrying value.

Share-based Compensation Expense

We calculate share-based compensation expense for option awards based on the estimated grant-date fair value using the Black-Scholes option pricing model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.  The fair value of stock-based awards is based on certain assumptions, including:

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

Index

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

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.  Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions.  Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations.  The provision for income taxes includes the impact of changes in the liability for our uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

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

Loss Contingencies

We have accrued for costs as of December 31, 2010 and may, in the future, accrue for costs associated with certain contingencies when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Index

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13).  Update No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements.  In addition, early adoption is permitted.  We do not believe that adoption of this standard will have a material effect on our financial condition or results of operations.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14).  Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality.  This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year.  An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13.  We do not believe that adoption of this standard will have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Update No. 2010-06).  Update No. 2010-06 amends certain disclosure requirements of Subtopic 820-10, and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This Update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. Update No. 2010-06 is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. This Update does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Since this Update only requires additional disclosures, it did not have an impact on our financial position or results of operations.

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09).  This Update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events.  This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29).  This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. Adoption of this Update will affect our disclosures of material business combinations in future periods.

Index

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2010, our cash and cash equivalents included money market funds and short-term deposits, including certain cash that is restricted, totaling approximately $41.0 million, and earned interest at a weighted average rate of 0.2% in 2010.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our pre-tax results of operations would vary by approximately $0.4 million for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2010 and 2009, and the results of its operations, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 15, 2011

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $1,647 and $559 at December 31, 2010 and 2009, respectively	$41,029	$19,621
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,322 and $1,287 at December 31, 2010 and 2009, respectively	53,254	17,219
Inventory	3,486	280
Prepaid expenses	4,191	1,896
Deferred income taxes	2,545	142
Other current assets	9,336	3,590
Total current assets	113,841	42,748
Property and equipment:
Computer equipment	9,859	8,542
Office equipment	2,007	2,347
Leasehold improvements	1,055	1,715
	12,921	12,604
Less accumulated depreciation	7,149	8,727
Net property and equipment	5,772	3,877
Purchased and developed software, net of accumulated amortization of $9,811 and $15,488 at December 31, 2010 and 2009, respectively	26,619	12,621
Other intangible assets, net of accumulated amortization of $8,419 and $2,411 at December 31, 2010 and 2009, respectively	48,957	6,715
Goodwill	169,533	28,749
Deferred income taxes	17,006	4,689
Other assets	14,660	850
Total assets	$396,388	$100,249
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,370	$4,444
Interest payable	3,917	-
Accrued wages	4,304	1,950
Restructuring accrual	1,707	879
Other accrued liabilities	6,875	1,665
Deferred revenue	49,876	15,579
Total current liabilities	85,049	24,517
Notes payable	195,077	-
Deferred income taxes	-	68
Deferred revenue	3,809	1,193
Income taxes payable	5,683	5,461
Other	1,964	873
Total liabilities	291,582	32,112
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; 41,750 and zero shares issued and outstanding at December 31, 2010 and 2009, respectively. Aggregate liquidation preference: $54,275 and zero at December 31, 2010 and 2009, respectively.	41,750	-
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2010 and 2009.	-	-
Common stock, $0.01 par value: 150,000,000 shares and 100,000,000 shares authorized at December 31, 2010 and 2009, respectively: 83,258.123 shares and 74,791,753 shares issued and outstanding at December 31, 2010 and 2009, respectively.	833	748
Common stock subscribed, 991,053 shares and 9,978 shares at December 31, 2010 and 2009, respectively	3,323	32
Additional paid-in capital	527,228	524,114
Accumulated deficit	(469,872)	(458,356)
Accumulated other comprehensive income	1,544	1,599
Total shareholders' equity	104,806	68,137
Total liabilities and shareholders' equity	$396,388	$100,249

See accompanying notes to consolidated financial statements.

Index

 MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2010	2009	2008
Net sales:
Software and other	$42,420	$33,037	$27,561
Professional services	23,175	11,830	8,586
Maintenance and EDI	74,737	21,974	20,588
Total net sales	140,332	66,841	56,735
Cost of sales:
Software and other	13,762	3,730	5,121
Professional services	15,411	6,731	6,044
Maintenance and EDI	24,418	5,593	5,628
Depreciation, amortization and impairment	10,972	3,323	3,279
Total cost of sales	64,563	19,377	20,072
Gross margin	75,769	47,464	36,663
Operating costs and expenses:
Sales and marketing	20,697	9,203	9,313
Product research and development	20,064	10,689	13,240
General and administrative	22,012	13,005	20,461
Acquisition-related expenses	9,674	1,225	-
Trade name impairment, restructuring and other expenses	5,006	1,613	11,816
Depreciation, amortization and impairment	6,840	2,766	3,530
Total operating costs and expenses	84,293	38,501	58,360
Operating income (loss)	(8,524)	8,963	(21,697)
Other income (expense):
Interest expense	(17,218)	(2,716)	(1,750)
Interest income	58	50	268
Other, net	522	(6,147)	(564)
Total other income (expense)	(16,638)	(8,813)	(2,046)
Income (loss) before income taxes	(25,162)	150	(23,743)
Income tax benefit	(13,646)	(135)	(60)
Net income (loss)	$(11,516)	$285	$(23,683)
Less: preferred stock dividends	19,076	-	-
Net income (loss) available to common shareholders	$(30,592)	$285	$(23,683)
Net income (loss) per share - basic	$(0.38)	$0.00	$(0.51)
Weighted average number of common shares outstanding - basic	80,231,427	60,910,268	46,717,546

Net income (loss) per share - diluted	$(0.38)	$0.00	$(0.51)
Weighted average number of common shares outstanding - diluted	80,231,427	62,737,821	46,717,546

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008, 2009 and 2010
(in thousands, except for share data)

	Preferred Stock		Common Stock						Accumulated
	Shares Issued	Issued Amount	Shares Subscribed	Subscribed Amount	Shares Issued	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Total Shareholders’ Equity

Balance at December 31, 2007	1	$-	-	$-	32,237,700	$322	$456,371	$(434,958)	$2,670	24,405
Exchange of exchangeable share rights into Common Stock	-	-	-	-	883,180	9	(9)	-	-	-
Issuance of Common Stock	-	-	-	-	21,085,715	211	4,614	-	-	4,825
Stock issued under ESPP	-	-	30,271	37	61,822	1	62	-	-	100
Vesting of restricted stock	-	-	-	-	1,238,285	12	(12)	-	-	-
Share-based compensation expense	-	-	-	-	-	-	4,161	-	-	4,161
Cash dividend	-	-	-	-	-	-	(57)	-	-	(57)
Treasury stock repurchase and retirement	-	-	-	-	-	-	(47)	-	-	(47)
Net loss	-	-	-	-	-	-	-	(23,683)	-	(23,683)
Other comprehensive income	-	-	-	-	-	-	-	-	(863)	(863)
Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$(458,641)	$1,807	$8,841
Exchange of exchangeable share rights into Common Stock	-	-	-	-	719,412	7	(7)	-	-	-
Retirement of preferred share	(1)	-	-	-	-	-	-	-	-	-
Stock issued for acquisitions	-	-	-	-	9,364,849	93	32,155	-	-	32,248
										-
Stock issued under registered direct offering offering, net of issuance costs	-	-	-	-	9,084,032	91	25,084	-	-	25,175
Stock issued under ESPP	-	-	(20,293)	(5)	63,425	1	114	-	-	110
Vesting of restricted stock	-	-	-	-	53,333	1	(1)	-	-	-
Share-based compensation expense	-	-	-	-	-	-	1,686	-	-	1,686
Net income	-	-	-	-	-	-	-	285	-	285
Other comprehensive loss	-	-	-	-	-	-	-	-	(208)	(208)
Balance at December 31, 2009	-	$-	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137
Issuance of stock	41,750	26,850	-	-	7,515,000	75	14,825	-	-	41,750
Deemed dividend	-	14,900	-	-	-	-	(14,900)	-	-	-
Stock issuance costs	-	-	-	-	-	-	(882)	-	-	(882)
Stock issued for acquisitions	-	-	974,701	3,265	500,000	5	1,345	-	-	4,615
Stock issued under ESPP	-	-	6,374	26	51,388	1	133	-	-	160
Vesting of restricted stock	-	-	-	-	408,531	4	(4)	-	-	-
Share-based compensation expense	-	-	-	-	-	-	2,623	-	-	2,623
Treasury stock repurchase and retirement	-	-	-	-	(8,549)	-	(26)	-	-	(26)
Net loss	-	-	-	-	-	-	-	(11,516)	-	(11,516)
Other comprehensive loss	-	-	-	-	-	-	-	-	(55)	(55)
Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,516)	$285	$(23,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	17,812	6,089	6,809
Share-based compensation	2,623	1,686	4,161
Loss on disposal of subsidiaries	-	-	1,470
Amortization of note payable issuance costs & discount	1,445	1,533	604
Trade name impairment	-	-	1,060
Other-than-temporary impairment on equity investments	-	-	1,435
Realized loss on investment	-	3,624	-
Change in contingent consideration for acquisitions	113	-	-
Provision for doubtful accounts receivable and sales returns, net of recoveries	880	416	316
Deferred income taxes	(14,056)	-	(175)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(13,962)	(1,768)	(1,472)
Inventory	(2,184)	494	1,204
Prepaid expenses	3,269	441	(54)
Accounts payable	4,934	(3,986)	(3,464)
Accrued wages	(2,223)	(780)	(1,032)
Restructuring accrual	1,310	(294)	1,042
Other accrued liabilities	2,399	(646)	290
Deferred revenue	15,553	(7,830)	(1,895)
Other	(392)	(234)	(192)
Net cash provided by (used in) operating activities	6,005	(970)	(13,576)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(216,212)	(2,752)	-
Purchases of property, equipment, and leasehold improvements	(1,492)	(1,121)	(539)
Cash received on sale of fixed assets	6,124	-	-
Cash received on sale of subsidiary	-	-	499
Change in restricted cash	(1,088)	188	(258)
Proceeds from sale of equity investment	606	886	-
Net cash used in investing activities	(212,062)	(2,799)	(298)

Cash flows from financing activities:
Proceeds from issuance of notes, net of discount	194,532	-	14,490
Proceeds from issuance of stock	41,750	25,175	5,479
Note and stock issuance costs paid	(9,897)	-	(2,386)
Proceeds from exercise of stock options and employee stock purchase plan	160	110	100
Principal payments on notes	-	(19,570)	-
Principal payments in capital leases	(142)	(111)	-
Stock repurchases	(26)	-	(47)
Dividends paid	-	-	(57)
Net cash provided by financing activities	226,377	5,604	17,579

Effect of exchange rates on cash and cash equivalents	-	-	(115)

Net increase (decrease) in cash and cash equivalents	20,320	1,835	3,590
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,062	17,227	13,637
Cash and cash equivalents (net of restricted cash), end of period (2)	$39,382	$19,062	$17,227

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,956	$1,858	$975
Cash paid for income taxes, net of refunds	$(123)	$87	$17

Non-Cash Investing and Financing Activities
Value of Common Stock issued for acquisitions	$4,615	$32,248	$-
(1)	Net of restricted cash of $559, $621, and $363 at December 31, 2009, 2008 and 2007, respectively.
(2)	Net of restricted cash of $1,647, $559, and $621 at December 31, 2010, 2009 and 2008, respectively.

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$(11,516)	$285	$(23,683)
Translation adjustment	-	-	221
Unrealized gain (loss) on marketable securities, net of income taxes	(55)	(208)	(1,084)
Comprehensive income (loss)	$(11,571)	$77	$(24,546)

See accompanying notes to consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Merge Healthcare Incorporated and its subsidiaries or affiliates (collectively Merge, we, us, or our) is an enterprise image provider dedicated to healthcare information technology (IT) solutions.  We develop software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  Our solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, advanced clinical tools like computer aided detection (CAD), the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.

Principles of Consolidation

The consolidated financial statements include the financial statements of our wholly owned subsidiaries, and include the results of AMICAS, Inc. (AMICAS) and other acquisitions from the dates of acquisition.  All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable equity securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the notes payable and non-marketable equity securities.  The carrying amount of the notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash), money market accounts and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  As of December 31, 2010, cash and cash equivalents were $39,945 and $1,084, respectively.  As of December 31, 2010, restricted cash consisted of letters-of-credit relating to our leased facilities and a cash hold back related to an acquisition.

Inventory

Inventory, consisting principally of raw materials and finished goods (primarily purchased third-party hardware), is stated at the lower of cost or market.

Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Unbilled A/R	$8,337	$2,054
Taxes receivable	848	331
Other non-trade receivables	151	1,205
	$9,336	$3,590

Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Property and equipment are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  Useful lives of our major classes of property and equipment are two to three years for computer equipment and five to seven years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.  We recorded depreciation expense of $4,091, $1,801 and $2,530 in the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets and Goodwill

Intangible assets include purchased and capitalized technology, customer relationships, backlog, trade names, and non-compete agreements.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is primarily the straight-line method.

Purchased technology and capitalized software are tested for impairment quarterly by comparing the net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these assets with estimable useful lives and determined that their carrying values as of December 31, 2010 are recoverable in future periods.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred.

We review goodwill for impairment annually or more frequently if impairment indicators arise.  Our policy provides that goodwill will be reviewed for impairment as of October 1st.  In calculating potential impairment losses, we evaluate the fair value of goodwill using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  We performed our annual goodwill testing and determined that there is no impairment as of December 31, 2010.  During our review, we noted that the present value of expected future cash flows of our eClinical reporting unit exceeds the carrying value by less than 10%.  The goodwill balance for this reporting unit is $12,030 as of December 31, 2010.  The fair value of our other reporting unit substantially exceeded the carrying value.

Other Current Liabilities

Other current liabilities consist primarily of leases payable, deferred tax liability, accrued taxes, and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2010 and 2009:

	December 31,
	2010	2009
Leases Payable	$679	$74
Deferred Tax Liability	732	-
Accrued Taxes	1,296	300
Other liabilities	4,168	1,291
	$6,875	$1,665

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted.  Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  We are subject to income taxes in the U.S. and numerous foreign jurisdictions.  Significant judgment is required in determining our worldwide provision for income taxes and recording the related tax assets and liabilities.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions.  Unrecognized tax benefits are evaluated quarterly and adjusted based upon new information, resolution with taxing authorities and expiration of the statute of limitations.  The provision for income taxes includes the impact of changes in the liability for our uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income, and are further detailed in Note 5 for the years ended December 31, 2010 and 2009.

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

We recognize revenue on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, based on the vendor-specific objective evidence (VSOE) of fair values of those elements.  For the majority of our business, we determine the fair value of the maintenance and support portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract.  The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately.  For sales transactions where the software is incidental or the only contract deliverable is engineering or other services, as well as hardware transactions where no software is involved, we recognize revenue based on either VSOE of fair value or other third-party evidence of fair value of those elements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Revenue from multiple-element arrangements including software is recognized using the residual method.  Under the residual method, revenue is recognized in a multiple element arrangement when fair value exists for all of the undelivered elements in the arrangement, even if fair value does not exist for one or more of the delivered elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.  If evidence of fair value cannot be established for the maintenance and support element of a sale, and it represents the only undelivered element, all contract elements are deferred and recognized ratably over the related maintenance and support period.

Revenue from multiple-element arrangements not including software is typically recognized using the relative method.  Under the relative method, revenue is recognized in a multiple element arrangement when fair value exists for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.

Provided that evidence of an arrangement exists, fees are fixed or determinable, collection of the related receivable is probable, fair value for the undelivered elements exist and there are no other contract considerations resulting in the deferral of revenue, we typically recognize revenue in the following manner:

•
Software licenses and hardware are recognized upon delivery, while installation, engineering services, training, and consulting services are recognized as performed and maintenance and support is recognized ratably over the period in which the services are performed.  This is the primary method used for sales of software products which are typically fully functional upon delivery and do not require significant modification or alteration.  Any subsequent software royalties associated with such contracts are generally recognized as reported by the customer.  Revenue is also recognized in this manner for the majority of sales of additional modules to existing customers.

•	Software licenses sold through annual contracts that include software maintenance and support are deferred and recognized ratably over the one-year period.

•
Revenues derived from SaaS offerings are generally recognized using the proportional performance method as we provide software application-hosting and related services to customers under fixed-price contracts.  Such contracts are entered into by certain customers with clinical trial products comprising the vast majority.  These contracts consist of master agreements containing general terms and conditions and separately negotiated addendums (called task orders) which include services, software subscription and usage fees, and hosting fees.  Customers generally have the ability to terminate contracts upon 30 days notice.  However, these contracts typically require payment of fees earned from all services provided through the termination date.  In the event that a customer cancels a task order, all deferred revenue is recognized and certain termination related fees may be charged.

•
If services are considered essential to the functionality of the software, revenue is recognized based on service hours expended through project completion and maintenance and support is recognized thereafter ratably over the applicable period.

•	EDI revenues are typically recognized monthly based on transactional volume.

If services are considered essential, we recognize revenue using either the proportional performance guidelines or percentage of completion accounting, as appropriate.  Revenue is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess the possible need for revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is possible that the estimates will change and could result in a material change of revenue recognized in the applicable period.  We record a loss for a contract at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues.  As of December 31, 2010, we have not experienced any material losses on uncompleted contracts.

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

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2010 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2012.   Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the respective period.  As of December 31, 2010 and 2009, there was $8,337 and $2,054 recorded within other current assets.

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  We record sales tax expense on a net basis.

Share-Based Compensation

We calculate share-based compensation expense for option awards based on the estimated grant-date fair value using the Black-Scholes option pricing model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.  We evaluate the assumptions used to value stock options and restricted stock awards on a quarterly basis.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13).  Update No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted.  We do not believe that adoption of this standard will have a material effect on our financial condition or results of operations.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13.  We do not believe that adoption of this standard will have a material effect on our financial condition or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Update No. 2010-06).  Update No. 2010-06 amends certain disclosure requirements of Subtopic 820-10, and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This Update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  Update No. 2010-06 is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis.  That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  This Update does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Since this Update only requires additional disclosures, it did not have an impact on our financial position or results of operations.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09). This Update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events.  This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29).  This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. Adoption of this Update will affect our disclosures of material business combinations in future periods.

(2)	Acquisitions

AMICAS, Inc.

On April 28, 2010, we completed our acquisition of AMICAS through a successful tender offer for 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, we purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223,910.  In addition, shortly before the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stock holders was approximately $22,906.  We financed the transaction with $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes), cash already available at the two companies and proceeds of $41,750 from the issuance of preferred and common stock.  See Notes 7, 8 and 11 for further information regarding the Notes and preferred and common stock issuance.

Reasons for the Transaction

We believe that our acquisition of AMICAS allows our customers to benefit from the combined company’s enhanced suite of products ranging from point solutions to end-to-end solutions for imaging workflow.  The acquisition also creates an opportunity to cross-sell our solutions to different provider bases and to use our international footprint to increase revenues of AMICAS’s products.  In addition and as anticipated, the acquisition of AMICAS created ongoing cost synergies commencing in the fourth quarter of 2010 of at least $15,000 annually.

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Estimated Fair Value
Cash	$15,125
Other tangible assets	46,081
Liabilities assumed	(32,080)
Purchased and developed software	19,200
Customer relationships	30,400
Backlog	8,100
Trade names	3,600
Non-competes	3,100
Goodwill	130,384
Total consideration	$223,910

Liabilities assumed included approximately $2,245 owed to certain former officers of AMICAS.  These liabilities were considered part of the acquisition of AMICAS since the contractual obligations were entered into prior to the acquisition and were not for the benefit of Merge.

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

	Years	Amortization Method
Purchased and developed software	8.0	Straight-line
Customer relationships	9.7	Other
Backlog	4.7	Other
Trade names	12.0	Straight-line
Non-competes	7.0	Straight-line
Goodwill	Indefinite	N/A

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment.  We expect approximately $12,700 of the $130,384 assigned to goodwill will be deductible for federal income tax purposes.

Pro forma Results

The GAAP results of AMICAS for the period April 28, 2010 through December 31, 2010, which include sales of $65,596 and net income of $2,509, have been included in our condensed consolidated financial statements.

The following unaudited pro forma condensed combined results of operations for the years ended December 31, 2010 and 2009, respectively, are based on the historical financial statements of Merge and AMICAS giving effect to the business combination as if it had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude pre-acquisition revenue and cost of sales related to sales by Merge to AMICAS as well as the amortization of intangible assets acquired by AMICAS, while including amortization of purchased intangible assets, interest on the Notes and preferred stock dividends during the entire applicable periods.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Years Ended December 31,
	2010	2009
Revenue	$177,019	$155,387
Net loss available to common shareholders	(48,893)	(56,587)
Loss per share:
Basic	$(0.59)	$(0.83)
Diluted	$(0.59)	$(0.83)

Confirma, Inc.

On September 1, 2009, we completed the acquisition of Confirma, a provider of computer systems for processing and presentation of data from magnetic resonance imaging (MRI) studies.  We acquired all outstanding shares of Confirma in exchange for 5,422,104 shares of our Common Stock.  Total transaction consideration was $16,225,

Reasons for the Transaction

Our acquisition of Confirma creates an organization providing advanced applications for visualization and analysis of MRI studies that has the capability to widen the global adoption of this type of technology through our international distribution network.

Acquisition Accounting

The transaction consideration was valued at $16,225, including the exchange of 5,422,104 shares at a market price of $3.01 per share, of which 46,628 shares were placed in escrow.  The transaction consideration excludes $96 for claims against the escrow.  The fair value of stock issued was based upon the NASDAQ closing price of our Common Stock on September 1, 2009.  The acquisition was accounted for using the acquisition method of accounting.  We were considered the accounting acquirer, requiring the purchase consideration to be allocated to Confirma’s net tangible and intangible assets based on their respective fair values as of the closing date, with the residual reflected as goodwill.  The allocation of the purchase consideration is based upon estimates made by us with the assistance of independent valuation specialists.  The purchase price allocation, based on Confirma’s assets and liabilities as of September 1, 2009, was as follows:

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

etrials Worldwide, Inc.

On July 20, 2009, we completed the acquisition of etrials, a provider of clinical trials software and services to pharmaceutical, biotechnology, medical device, and contract research organizations.  Total transaction consideration was $25,077, including the exchange of 3,942,732 shares of our Common Stock at a market price of $4.04 per share, and $9,149 in cash.

 Reasons for the Transaction

Our acquisition of etrials will allow us to create an organization capable of providing clinical trial sponsors and contract research organizations (CROs) comprehensive and configurable solutions that integrate critical imaging technologies with electronic eclinical capabilities to address the needs of all the stakeholders in clinical trials utilizing imaging.

Acquisition Accounting

The transaction consideration was valued at $25,077, including the exchange of 3,942,732 shares of our Common Stock at a market price of $4.04 per share, and $9,149 in cash.  The fair value of stock issued was based upon the NASDAQ closing price of our Common Stock on July 20, 2009.  The acquisition was accounted for using the acquisition method of accounting.  We were considered the accounting acquirer, requiring the purchase consideration to be allocated to etrials’ net tangible and intangible assets based on their respective fair values as of the closing date, with the residual reflected as goodwill.  The allocation of the purchase consideration is based upon estimates made by us with the assistance of independent valuation specialists.  The purchase price allocation, based on etrials’ assets and liabilities as of July 20, 2009, was as follows:

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

The value assigned to acquired IPR&D is determined by identifying the acquired specific IPR&D projects that will be continued, and for which (1) technological feasibility has not been established at the acquisition date, (2) there is no alternative future use, and (3) the fair value is estimable with reasonable reliability.  The nature of the efforts to develop the in-process technology into the commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the technology can be produced to meet its design specification, including function, features and technical performance requirements.  At the date of the business combination, etrials had an in-process project meeting the above criteria involving an electronic data capture (EDC) platform.  Upon the projects reaching general availability in 2009, we commenced amortization of the associated value assigned to IPR&D, using a useful life of five years.  Total amortization expense was $152 and $13 in the years ended December 31, 2010 and 2009, respectively.

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

 Pro forma Results

The following unaudited pro forma condensed combined results of operations for the years ended December 31, 2009 and 2008, respectively, are based on the historical financial statements of Merge, etrials and Confirma giving effect to the business combination as if it had occurred at the beginning of the periods presented.  Therefore, this pro forma data has been adjusted to exclude pre-acquisition intangible amortization expense of etrials and Confirma, while including amortization of intangible assets purchased in the respective acquisitions during the entire applicable periods.  This data is not necessarily indicative of the results of operations that would have been generated if the transaction had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

	Years Ended
	2009	2008
Revenue	$83,951	$91,121
Net loss	(6,642)	(46,399)
Loss per share:
Basic	$(0.10)	$(0.83)
Diluted	$(0.10)	$(0.83)

Other Acquisitions

We completed 5 other acquisitions in 2010 for total consideration of $14,088, including $8,300 in cash (of which $950 is still owed at December 31, 2010), 1,474,701 shares of our common stock at a value of $4,614 and contingent consideration of $1,174.  Our financial statements include the operating results of each business from the date of acquisition.  Pro forma results of operations for these acquisitions have not been presented because the effects of the acquisitions, both individually and in aggregate, were not material to our financial results.

(3)	Accounts Receivable

Substantially all receivables are derived from sales and related services, support and maintenance of our products to healthcare IT, device and pharmaceutical companies located throughout the U.S. and in certain foreign countries as indicated in Note 15.

Our accounts receivable balance is reported net of an allowance for doubtful accounts and an allowance for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2010 and 2009, the allowances for estimated uncollectible accounts and sales returns were $1,322 and $1,287, respectively.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following table shows the changes in our allowance for doubtful accounts and sales returns.

Description	Balance at beginning of period	Additions charged to revenue and expenses	Deductions	Balance at end of period
For year ended December 31,:
2010	$1,287	$593	$(558)	$1,322
2009	$1,378	$416	$(507)	$1,287
2008	$2,209	$316	$(1,147)	$1,378

(4)	Goodwill and Other Intangible Assets

Goodwill

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amount in the years ended December 31, 2010 and 2009 are as follows:

Total
Balance at January 1, 2009	$-
Goodwill due to etrials acquisition	12,030
Goodwill due to Confirma acquisition	13,245
Goodwill due to other acquisitions	3,474
Balance at January 1, 2010	28,749
Goodwill due to AMICAS acquisition	130,384
Goodwill due to other acquisitions	10,400
Balance at December 31, 2010	$169,533

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of December 31, 2010 and 2009 as follows:

	Weighted- Average	December 31, 2010		December 31, 2009
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased technology	6.3	$34,606	$(8,681)	$20,694	$(9,350)
Capitalized Software	3.6	1,825	(1,130)	7,415	(6,138)
Customer relationships	8.6	41,635	(5,535)	8,556	(2,382)
Backlog	4.0	8,110	(2,245)	-	-
Trade names	10.4	4,530	(344)	570	(29)
Non-competes	6.3	3,100	(295)	-	-
Total		$93,806	$(18,230)	$37,235	$(17,899)

As a result of decisions related to overlapping products, we recorded a $2,271 expense in 2010 to fully impair certain purchased technology assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization of $4,665 in 2010.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, for the remaining periods is as follows:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

For the year ended December 31:	2011	14,648
	2012	12,453
	2013	11,502
	2014	10,403
	2015	8,167
	Thereafter	18,403

In the year ended December 31, 2009, we recorded $760 of capitalized software development costs (which had been valued as part of the etrials acquisition as IPR&D) upon the projects reaching general availability in 2009.

As a result of decisions related to overlapping products, we recorded a $157 expense in 2010 to fully impair certain capitalized software assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization of $717 in 2010.

Amortization expense, including impairments for our intangible assets, is set forth in the following table:

	Year Ended December 31,
	2010	2009	2008
Amortization and impairment included in cost of sales
Purchased technology	$7,100	$2,462	$2,517
Capitalized software	583	600	762
Backlog	2,245	-	-
Total	9,928	3,062	3,279

Amortization and impairment included in operating expenses
Customer relationships	3,183	1,197	1,000
Trade names	315	29	-
Non-competes	295	-	-
Total	3,793	1,226	1,000
Total amortization and impairment	$13,721	$4,288	$4,279

(5)	Fair Value of Investments

At December 31, 2010, we held certain securities in a publicly traded entity and private companies which are classified as non-current assets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value on a recurring basis.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.

The following tables set forth our non-current investments that are carried at fair value:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Level 1	Level 2	Level 3	Balance at December 31, 2010
Recurring
Investment in publicly traded equity securities	$55	$-	$-	$55
Total	$55	$-	$-	$55

	Level 1	Level 2	Level 3	Balance at December 31, 2009
Recurring
Investment in publicly traded equity securities	$110	$-	$-	$110
Non-recurring
Investments in equity securities of private companies	-	-	413	413
Total	$110	$-	$413	$523

The following tables set forth the change in the fair value of our Level 1 non-current investment for the periods indicated:

	2010	2009
Balance at January 1	$110	$318
Unrealized loss	(55)	(208)
Balance at December 31	$55	$110

In the year ended December 31, 2010, we received $606 in proceeds from the sale of an equity investment in a private company that had a carrying value of $100.  We recorded a $506 gain on the sale in the other income (expense) line of our statement of operations.

Due to the acquisition of Eklin Medical Systems, Inc. (Eklin) by VCA Antech, Inc. in July 2009, we sold our equity investment in Eklin for proceeds of $1,335.  We received cash of $886 in the third quarter of 2009 with the remaining balance of $449 held in an escrow account to satisfy any remaining obligations arising from the transaction.  In the third quarter of 2010, Eklin’s trustee notified us that all obligations had been settled.  We received $123 from escrow as final payment and the remaining balance of $326 was recorded as a non-trade bad debt expense.  We recorded a charge of $3,624 in the year ended December 31, 2009 related to the realized loss on the sale of our investment in Eklin.

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	December 31,
	2010	2009
Cumulative translation adjustment	$1,936	$1,936
Net unrealized loss on available-for-sale security	(392)	(337)
Total accumulated other comprehensive income	$1,544	$1,599

(6)	Restructuring

We incurred $4,846, $1,545, and $8,749 of restructuring charges during the years ended December 31, 2010, 2009, and 2008, respectively, in trade name impairment, restructuring and other expenses in our statements of operations.

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Second Quarter 2008 Initiative

On June 4, 2008, we announced a change in executive management, reorganization of our operating business units and reduction in headcount by approximately 60 individuals.  This restructuring plan was designed primarily to align our corporate costs and infrastructure with the size of the organization as well as to align business unit costs with anticipated revenues going forward.  In 2008, we recognized restructuring related charges in our consolidated financial statements of $7,326, consisting of $4,541 in severance and related employee termination costs, $1,970 of share-based compensation expense associated with the accelerated vesting of stock options and restricted stock for certain former officers and $815 in contract exit costs.  In 2009, we recorded a credit of $90 related to this restructuring initiative as a result of an update to our estimate of contract exit cost obligations associated with the prior leased facility in Mississauga, Ontario.  The contract exit costs primarily consist of future lease payments on the Alpharetta, Georgia office, which we abandoned in the second quarter of 2008.  The severance costs are primarily related to payments to former officers.  See Note 9 for further discussion of share-based compensation expense related to certain executive terminations.

Third Quarter 2009 Initiative

On July 20, 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  This action was taken concurrent with the acquisition of etrials based upon our assessment of ongoing personnel needs.  As a result, we incurred $1,719 of severance and related costs in the third quarter of 2009.

Second Quarter 2010 Initiative

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

The following table shows the restructuring activity during the years ended December 31, 2010, 2009 and 2008:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Employee Termination Costs	Lease & Contract Exit Costs	Relocation	Total
2008 Initiatives
Balance at December 31, 2007	$-	$-	$-	$-
Charges to expense	5,680	1,099	-	6,779
Payments	(5,062)	(354)	-	(5,416)
Foreign Exchange	(85)	(90)	-	(175)
Balance at December 31, 2008	533	655	-	1,188
Charges to expense	-	(174)	-	(174)
Payments	(460)	(279)	-	(739)
Foreign Exchange	10	15	-	25
Balance at December 31, 2009	83	217	-	300
Charges to expense	-	-	-	-
Payments	-	(210)	-	(210)
Foreign Exchange	5	-	-	5
Balance at December 31, 2010	$88	$7	$-	$95
Third Quarter 2009 Initiative
Balance at December 31, 2008	$-	$-	$-	$-
Charges to expense	1,719	-	-	1,719
Payments	(1,181)	-	-	(1,181)
Foreign exchange	41	-	-	41
Balance at December 31, 2009	579	-	-	579
Charges to expense	(57)	-	-	(57)
Payments	(526)	-	-	(526)
Foreign Exchange	4	-	-	4
Balance at December 31, 2010	$-	$-	$-	$-
Second Quarter 2010 Intiative
Balance at December 31, 2009	$-	$-	-	$-
Charges to expense	2,173	2,225	505	4,903
Payments	(1,813)	(534)	(463)	(2,810)
Foreign Exchange	1	-	-	1
Balance at December 31, 2010	$361	$1,691	$42	$2,094
Total Initiatives
Balance at December 31, 2007	$-	$-	$-	$-
Charges to expense	5,680	1,099	-	6,779
Payments	(5,062)	(354)	-	(5,416)
Foreign Exchange	(85)	(90)	-	(175)
Balance at December 31, 2008	533	655	-	1,188
Charges to expense	1,719	(174)	-	1,545
Payments	(1,641)	(279)	-	(1,920)
Foreign Exchange	51	15	-	66
Balance at December 31, 2009	662	217	-	879
Charges to expense	2,116	2,225	505	4,846
Payments	(2,339)	(744)	(463)	(3,546)
Foreign Exchange	10	-	-	10
Total balance at December 31, 2010	$449	$1,698	$42	$2,189

As of December 31, 2010, $1,707 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

(7)	Debt and Operating Leases

We issued $200,000 of Notes in order to finance the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, we incurred issuance costs of $9,015 (which are recorded in other assets on the consolidated balance sheet as of December 31, 2010).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.  On November 1, 2010, we made our first interest payment totaling $11,946.

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

In addition, the Notes contain certain covenants with varying restriction levels, which may limit our ability to:

•	Incur additional indebtedness or issue preferred stock;
•	Pay dividends or make distributions with respect to capital stock;
•	Make investments or certain other restricted payments;
•	Pay dividends or enter into other payment restrictions affecting certain subsidiaries;
•	Engage in certain sale-leaseback transactions;
•	Enter into transactions with stockholders or affiliates;
•	Guarantee debt;
•	Sell assets;
•	Create liens;
•	Issue or sell stock of certain subsidiaries; and
•	Merge or consolidate.

Our subsidiary AMICAS, Inc. is considered a domestic restricted subsidiary per the Notes, and constitutes a substantial portion of the collateral.  As a result, we are required to file separate financial statements for AMICAS, which we have included in this Annual Report on Form 10-K.

We have non-cancelable operating leases at various locations.  Our significant operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments	End of Term
Chicago, Illinois	28,000	$521	December 2013
Daytona Beach, Florida	36,000	318	April 2012
Hartland, Wisconsin	81,000	669	November 2025
Mississauga, Ontario	24,000	615	February 2020
Morrisville, North Carolina	17,000	253	September 2016

We entered into a sale-leaseback transaction for the Hartland facility on November 10, 2010, as allowed under the terms of the Notes.  We received $6,124 in proceeds from the sale and recorded a gain on the sale of $227, which is being deferred and amortized into rent expense over the 15 year term of the lease.

In the third quarter of 2009, we entered into a new 10-year lease in Mississauga, Ontario, the primary location of Merge OEM.  We began occupancy of the new leased space in the fourth quarter of 2009.  Under terms of the lease, the landlord provided a tenant improvement allowance of $694, which is recorded in other current assets in our consolidated balance sheet as of December 31, 2009.  We also entered into a new 7-year lease in our Morrisville, North Carolina location in the third quarter of 2009, which is the primary location of Merge eClinical.  In addition, we abandoned approximately 5,000 square feet of leased space in our Bellevue, Washington facility, which is the primary location of Merge CAD.  As a result of this action, we recorded a charge of $255 in the trade name impairment, restructuring and other line of our statement of operations in 2009.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $2,031, $1,420, and $1,872, respectively, net of sub-lease income of $214, zero, and zero, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2010, are:

2011	$4,958
2012	4,050
2013	2,463
2014	1,559
2015	1,599
Thereafter	9,590
Total minimum lease payments	$24,219

Income to be received under non-cancelable sub-leases as of December 31, 2010 is $221, $227 and $57 for the years ended December 31, 2011, 2012, 2013, respectively.  The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of December 31, 2010.  The related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of December 31, 2010.

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

We have performed a fair value analysis of the preferred and common stock based upon estimates made by us with the assistance of independent valuation specialists.  We currently believe that any redemption of the Series A Preferred Stock is solely within our control and, therefore, is considered permanent equity.  The proceeds of $41,750 were allocated to preferred and common stock based upon the relative fair value of each instrument.  As a result, we recorded net Series A Preferred Stock of $26,850 and total common stock (par value and additional paid-in capital) of $14,900. We also recorded a deemed dividend of $14,900 upon issuance of the preferred stock for the difference between the relative fair value and its redemption value of $41,750.  The cumulative dividend of $4,176 is reflected as a reduction of net income available to common shareholders in our statement of operations for the year ended December 31, 2010.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In connection with the preferred and common stock offering, we incurred issuance costs of $882 which are recorded as a reduction of additional paid-in capital in our condensed consolidated balance sheet.

On November 18, 2009, we sold 9,084,032 shares of our common stock pursuant to a registered direct public offering at a price of $3.00 per share.  Proceeds from the transaction, net of $2,077 in agency fees and other direct offering expenses, were $25,175.  We used $18,095 of the proceeds to repay a note payable, including principal of $15,000, a prepayment penalty of $2,700, and accrued interest of $395.

As part of our business combination with Cedara Software Corp. (Cedara) in June 2005, Merge issued 5,581,517 shares of our Common Stock to the shareholders of Cedara and granted rights for the issuance of 13,210,168 shares of Common Stock to shareholders of Cedara that held ExchangeCo exchangeable shares.  The exchangeable shares were exchangeable on a one-for-one basis for our Common Stock.  On February 13, 2009, we exercised our call right regarding redemption of the outstanding exchangeable shares.  Final redemption occurred on April 15, 2009, and the exchangeable shares were delisted from the Toronto Stock Exchange following the close of trading on April 16, 2009.  The respective weighted average number of these shares has been included within the number of shares of Common Stock used to calculate basic net income (loss) per share (see Note 13).

On September 21, 2010, our shareholders approved an increase in our authorized common stock to 150,000,000 shares from 100,000,000 shares, and also approved the removal of our Preferred Series 3 Special Voting Stock.  On September 27, 2010, we filed a Certificate of Amendment to reflect these changes in our Amended Certificate of Incorporation.

(9)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recognized during the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009	2008
Share-based compensation expense included in the statement of operations:
Professional services	$69	$33	$49
Maintenance	96	17	32
Sales and marketing	442	407	443
Product research and development	231	335	401
General and administrative	1,785	894	1,266
Trade name impairment, restructuring and other expenses	-	-	1,970
Total	$2,623	$1,686	$4,161

The $1,970 of expense recorded in the year ended December 31, 2008 relates to the acceleration of certain stock options and restricted stock for certain former officers as outlined in the respective individual’s employment agreement or restricted stock purchase agreement.  In addition, these individuals, as of their respective separation dates, agreed to voluntarily forfeit any unexercised vested stock options.

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

Our 2005 Equity Incentive Plan (EIP) provides for awards of Common Stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants. On September 21, 2010, our shareholders approved an amendment to our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 to 13,500,000 shares of our Common Stock, of which incentive stock option grants are limited to 5.0 million shares.  Under the EIP, new stock option grants have an exercise price equal to the fair market value of our Common Stock at the date of grant with the exception of the options granted in 2005 to replace existing Cedara options (Replacement Options).  The Replacement Options, which we granted pursuant to a merger agreement with Cedara, had the same economic terms as the Cedara options that they replaced, adjusted for a conversion ratio and currency.  The majority of the options issued under the EIP vest over a three or four-year period.  As of December 31, 2010, incentive stock options to purchase 128,500 shares of our Common Stock and non-statutory stock options to purchase 7,796,199 shares of our Common Stock and were outstanding under this plan.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Upon approval of the EIP, we stated that we did not plan to issue any more options under our other stock option plans.  Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our Common Stock.  Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our Common Stock.  In addition, our Board of Directors adopted an equity compensation plan in connection with our acquisition on July 17, 2003 of RIS Logic.  As of December 31, 2010, incentive stock options to purchase 4,000 shares of our Common Stock and non-statutory stock options to purchase 30,411 shares of our Common Stock were outstanding under these plans.

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

	Years Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	60% - 100%
Risk–free interest rate	0.8% - 2.1%	1.7% - 2.3%	1.6% - 3.2%
Expected term (in years)	4.0	4.0	4.0
Weighted–average grant date fair value	$1.97	$2.36	$0.65

The assumptions above are based on multiple factors, including the historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups, and the volatility of our stock price.  ASC Topic No. 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

At December 31, 2010, there was $7,219 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 3.3 years.

Stock option activity for the year ended December 31, 2010, was as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2009	5,021,995	$3.57	5.5	$6,822
Options granted	4,160,000	2.85
Options exercised	-
Options forfeited and expired	(1,222,885)	5.23
Options outstanding, December 31, 2010	7,959,110	$2.94	5.5	$10,720

Options exercisable, December 31, 2010	2,795,937	$3.75	4.8	$4,226
Options exercisable, December 31, 2009	2,076,212	$5.77	4.7	$2,044
Options exercisable, December 31, 2008	1,352,778	$9.04	4.0	$18

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Other information pertaining to option activity was as follows:

	Years Ended December 31,
	2010	2009	2008
Total fair value of stock options vested	$4,585	$5,419	$5,384
Total fair value of restricted stock awards vested	613	80	1,897

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted–average remaining contractual life in years	Weighted–average exercise price	Number of shares	Weighted–average exercise price
$0.57 - $1.47	2,715,000	5.6	$1.04	1,504,375	$1.07
$1.99 - $3.23	2,460,000	6.6	2.66	67,187	2.83
$3.24 - $6.23	2,194,199	5.2	3.60	644,464	4.06
$6.24 - $24.88	589,911	2.0	10.39	579,911	10.46
	7,959,110	5.5	$2.94	2,795,937	$3.75

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

The following table presents a summary of the activity of our restricted stock awards:

	Number of Shares	Weighted-Average Grant-date Fair Value	Weighted-Average Remaining Vesting Term (In Years)
Restricted stock outstanding, December 31, 2009	426,664	$1.50	0.9
Restricted stock granted	-
Restricted stock vested	(408,531)	1.50
Restricted stock forfeited	(18,133)	1.50
Restricted stock outstanding, December 31, 2010	-	$-	0.0

For the year ended December 31, 2010 the expense for restricted stock awards included in the consolidated statement of operations was $169.

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Employees contributed $160, $110, and $100 during the years ended December 31, 2010, 2009, and 2008, respectively, to purchase shares of our Common Stock under the employee stock purchase plan.

(10)	Commitments and Contingencies

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification, and unspecified monetary damages.  Discovery in this case is on-going.  We have retained litigation counsel and intend to continue to vigorously defend this action.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge believes it has numerous meritorious claims against Linden and Veech and will continue to pursue those claims.  As to Scott Veech, Merge is evaluating its options against Scott Veech in Wisconsin state court.  As to the former CEO, Richard Linden, on February 8, 2011, Merge filed a complaint against its former CEO, Richard Linden, in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-00154/ as Merge believes that jurisdiction exists in that court vis-à-vis Linden.  We have retained litigation counsel and intend to continue to vigorously prosecute this action.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the court-appointed receiver for Stanford International Bank, Ltd.  The Receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The Receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) an affiliate of SIBL in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The Complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint for failure to state a claim.  That motion has been fully briefed, and we are awaiting a decision from the court.  However, an adverse outcome could negatively impact our operating results and financial condition.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In addition to the matters discussed above, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable.  We are unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Guarantees

As a result of the acquisition of AMICAS, we assumed a guarantee to a lender on behalf of a customer.  At December 31, 2010, the balance outstanding on the loan was approximately $805.  Revenue is recognized as the guarantee is reduced.

(11)	Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures), under which we received certain consulting services for cash consideration of $100 per quarter, plus reasonable expenses, for a one year term.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of December 31, 2010, Merrick and its affiliates owned approximately 38.1% of our common stock.  In addition, Justin C. Dearborn, our President and a Director, served as Managing Director and General Counsel of Merrick Ventures from January 2007 until his appointment as Chief Executive Officer of Merge on June 4, 2008.

We paid $2,039 and $658 to Merrick for such services and recognized $2,338 and $660 in acquisition related and general and administrative expenses in 2010 and 2009, respectively.  As of December 31, 2010 and December 31, 2009, we have $304 and $2, respectively, recorded in accounts payable covering obligations under this agreement.

In February 2010, we entered into a VAR agreement with Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, under which we could market, resell, or supply certain of its products and services.  Under terms of the agreement, products and services would be purchased on a per unit basis from Merrick Healthcare.  The agreement was in effect for 12 months and could renew automatically at the end of the term unless terminated by either party at least 30 days prior to the end of the then-current term.  In the year ended December 31, 2010, we paid Merrick Healthcare $74 for certain products and services sold by us under this agreement.  On March 31, 2009, we entered into a value added reseller agreement with Merrick Healthcare under which it purchased software licenses from us for $400.  Payment of the entire balance was made on the date of the agreement.  We recognized $400 in revenue in the first quarter of 2009 related to this transaction.  On July 30, 2010, we acquired substantially all of the assets of Merrick Healthcare for 500,000 shares of our common stock, which have a one-year trading restriction.  The transaction consideration was valued at $1,350, based on the issuance of 500,000 shares of our common stock at an estimated fair value of $2.70 per share.  The fair value of stock issued was based upon the NASDAQ closing price of our common stock on July 30, 2010 of $3.24 per share, discounted by 17% to account for the one-year trading restriction.  The fair value of the discount was estimated by management with the assistance of independent valuation specialists.  As a result of the acquisition, all prior VAR agreements have been terminated.

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

Merrick also purchased, at the same purchase price per note as the other investors in the offering, $5.0 million of the $200.0 million aggregate principal amount of Notes that we issued on April 28, 2010 to complete our acquisition of AMICAS.

On June 4, 2008, we completed a private placement by which we raised net proceeds of $16,639 through a transaction with Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures), pursuant to an agreement that was executed on May 21, 2008.  Based on the terms of the private placement, we received $20,000 from Merrick in exchange for a $15,000 senior secured term note and 21,085,715 shares of our Common Stock.  On November 18, 2009, we repaid the note.  Our payment included a prepayment penalty of $2,700 and accrued interest of $395.  As a result, a total of $3,329, including the prepayment penalty and remaining balances of the issuance costs and note discount, was expensed to the other, net line of our statement of operations.  Interest on the note was 13.0% per annum, payable quarterly in arrears.  In the year ended December 31, 2009, we recorded interest expense of $2,716, including amortization of financing costs of $523 and amortization of note discount of $465 related to the Merrick note.  In the year ended December 31, 2008, we recorded interest expense of $1,742, including amortization of financing costs of $319 and amortization of note discount of $285.  We paid interest to Merrick of $1,858 and $975 in the years ended December 31, 2009 and 2008, respectively.

(12)	Income Taxes

Components of income (loss) before income taxes for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Years Ended December 31,
	2010	2009	2008
United States	$(31,282)	$(5,435)	$(21,594)
Foreign	6,120	5,585	(2,149)
	$(25,162)	$150	$(23,743)

The provision for income taxes consists of the following for the years ended December 31, 2010, 2009, and 2008:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$(111)	$(238)	$(216)
State	320	65	82
Foreign	201	38	249
Total current	410	(135)	115
Deferred:
Federal	(2)	-	82
State	-	-	(28)
Foreign	(14,054)	-	(229)
Total deferred	(14,056)	-	(175)
Total provision	$(13,646)	$(135)	$(60)

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 35% for the year ended December 31, 2010 and 34% for the years ended December 31, 2009 and 2008 to income before income taxes) as a result of the following:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Years Ended December 31,
	2010	2009	2008

Expected tax expense (benefit)	$(8,807)	$51	$(8,073)
Total increase (decrease) in income taxes resulting from:
Change in valuation allowance allocated to income tax expense	(9,673)	(377)	8,303
Research and experimentation credit	(78)	(63)	(178)
Share-based compensation	83	168	354
Acquisition costs	3,386	411	-
State and local income taxes, net of federal income tax benefit	475	(296)	(188)
Foreign income tax rate differential	(212)	24	(103)
Other	1,180	(53)	(175)
Actual income tax benefit	$(13,646)	$(135)	$(60)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented as follows:

	December 31,
	2010	2009
Deferred tax assets:
Accrued compensation	$1,559	$290
Deferred revenue	-	(267)
Depreciation	5,774	2,822
Research and experimentation credit carryforwards	7,051	4,892
Other credit carryforwards	2,260	2,295
Domestic loss carryforwards	120,493	52,933
Foreign loss carryforwards	10,799	13,565
Nonqualified stock options	2,112	1,422
Other	3,655	3,500
Total gross deferred tax assets	153,703	81,452
Less: asset valuation allowance	(101,385)	(69,555)
Net deferred tax asset	52,318	11,897
Deferred tax liabilities:
Software development costs and intangible assets	(9,647)	(2,365)
Intangibles—customer contracts & tradenames	(18,013)	(2,231)
Other	(5,839)	(2,538)
Total gross deferred liabilities	(33,499)	(7,134)
Net deferred tax asset	$18,819	$4,763
Included on balance sheet:
Current assets: deferred income taxes	$2,545	$142
Non–current asset: deferred income taxes	17,006	4,689
Current liabilities: deferred income taxes	(732)	-
Non–current liabilities: deferred income taxes	-	(68)
Net deferred income taxes	$18,819	$4,763

At December 31, 2010, we had U.S. federal net operating loss, capital loss, research credit, alternative minimum tax credit, and foreign tax credit carryforwards of $303,493, $3,605, $5,416, $941, and $709 respectively, state net operating loss, capital loss and research credit carryforwards of $184,652, $3,605 and $408, respectively, foreign federal and provincial net operating loss carryforwards of $37,691 and $35,155, respectively, foreign and provincial capital loss carryforwards of $6,444 and $6,444, respectively, and foreign federal and provincial research credit carryforwards of $2,025 and $202, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2011 and continuing through 2030, 2030 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2011, and continuing through 2030 and the credit carryforwards expire in varying amounts beginning 2012 and continuing through 2024.  The U.S. federal and state capital loss carryforwards will expire in 2013.  The foreign tax credits expire in varying amounts beginning in 2012, and continuing through 2016.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2010, and continuing through 2028. Foreign and provincial capital losses may be carried forward indefinitely.

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

Management’s analysis for 2010 resulted in a valuation allowance of $101,385 at December 31, 2010.  During the year, the Company reversed $14,054 in valuation allowance related to almost all of the deferred tax assets of its Canadian operations. These decisions are based upon many factors, both quantitative and qualitative, such as (1) significant unutilized operating loss and credit carryforwards, (2) limited cash refund carryback opportunities, (3) uncertain future operating profitability in the U.S., (4) a sustained turnaround to profitability in Canada and (5) substantial organization and operating restructuring.  We also considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing U.S. net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  Almost all of our U.S. and state net operating loss, capital loss and credit carryforwards are subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex, we currently estimate deferred tax assets of $34,400 related to U.S. net operating loss, capital loss and research tax credit carryforwards may be unrealizable due to Section 382 limitations  We have recorded a full valuation reserve for these deferred tax assets.  In addition, the acquired net operating loss and tax credit carryforwards of AMICAS will be subject to future limitation under Section 382 as a result of its being acquired by us.  While we are presently evaluating  the impact of Section 382 on the acquired AMICAS deferred tax assets, the valuation allowance established as of December 31, 2010 is considered necessary to reduce our deferred tax assets to the amount expected to be realized, based upon all available information at such time.

The net increase in the valuation allowance for the years ending December 31, 2010, 2009, and 2008 was $31,830, $27,168, and $1,462, respectively.  The 2010 increase was primarily attributable to valuation allowances established in connection with the net operating loss and credit carryforwards of acquired businesses.

There exist potential tax benefits for us associated with stock-based compensation.  At December 31, 2010 and 2009, we had $1,241 and $1,022, respectively, of excess tax benefits related to vesting of restricted stock awards, nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options.  The income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

The total amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 was $6,703, $6,506, and $6,485, respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2010 were $254 and $57, respectively.  Total accrued interest and penalties as of December 31, 2009 were $214 and $56, respectively.  Total interest included in tax expense for the years ended December 31, 2010, 2009 and 2008 were $40, $36, and $28, respectively.  Total penalties included in tax expense for the years ended December 31, 2010, 2009 and 2008 were $1, $0 and $11 respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008
Balance at January 1	$6,506	$6,485	$6,070
Gross increases - tax positions in current year	19	21	415
Gross increases - tax positions in prior year	178	-	-
Balance at December 31	$6,703	$6,506	$6,485

The total amount of unrecognized tax benefits at December 31, 2010 and December 31, 2009 that, if recognized, would affect the effective tax rate is $6,339 and $6,140, respectively.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Within the next twelve months we reasonably expect unrecognized tax benefits to decrease by approximately $4,119 due to statute expirations.

We file income tax returns in the U.S., various states and foreign jurisdictions.  We are not currently under examination in the U.S. and Canada federal taxing jurisdictions for which years ending after 2006 remain subject to examination.  Years prior to 2007 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2006, or remain subject to carryforward.

We have recorded income tax expense on all profits, except for undistributed profits of non-U.S. subsidiaries, which are considered indefinitely reinvested.  Determination of the amount of unrecognized deferred tax liability related to indefinitely reinvested profits is not feasible.

(13)	Earnings Per Share

Basic and diluted net earnings or loss per share is computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  Earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders in the respective periods.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2010, 2009, and 2008.

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss) available to common shareholders	$(30,592)	$285	$(23,683)
Denominator:
Weighted average number of shares of Common Stock outstanding- basic	80,231,427	60,910,268	46,717,546
Effect of stock options	-	1,353,839	-
Effect of restricted stock	-	473,714	-
Denominator for net income (loss) per share - diluted	80,231,427	62,737,821	46,717,546
Net income (loss) per share - basic	$(0.38)	$0.00	$(0.51)
Net income (loss) per share - diluted	$(0.38)	$0.00	$(0.51)

For the years ended December 31, 2010, 2009, and 2008, options to purchase 3,509,110, 2,076,995, and 3,296,574 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not included in the above calculations of diluted net income (loss) per share.

As a result of the losses in the years ended December 31, 2010 and 2008, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 1,808,621 and 1,086,719 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

The weighted average number of shares of Common Stock outstanding used to calculate basic and diluted net loss includes exchangeable share equivalent securities for the years ended December 31, 2010, 2009, and 2008, of zero, 207,529, and 1,475,802, respectively.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share, were outstanding as of December 31, 2010, 2009 and 2008.

	December 31,
	2010	2009	2008
Stock options	7,959,110	5,021,995	4,696,574
Restricted stock awards	-	426,664	479,997
	7,959,110	5,448,659	5,176,571

(14)	Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and RRSP for the Canadian employees, covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in the years ended December 31, 2010, 2009 and 2008.  Our matching contributions totaled $993, $469, and $386 for the years ended December 31, 2010, 2009, and 2008, respectively.

(15)	Segment Information and Concentrations of Risk

Concurrent with the restructuring initiative in April 2010, we reorganized our operations, and the leadership thereof, from discrete operating business units to company-wide functions.  As a result, we no longer internally report on a business unit basis.  Our Chief Executive Officer assesses performance and allocates resources within Merge Healthcare based on the company-wide operational results, including revenue.  Therefore, we believe that effective in the second quarter of 2010, we have a single reportable segment.

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

Foreign sales account for approximately 10%, 23%, and 24% of our net sales for the years ended December 31, 2010, 2009, and 2008, respectively.  For the years ended December 31, 2010, 2009, and 2008, sales in foreign currency represented approximately 1%, 2%, and 5%, respectively, of our net sales.

The following tables present certain geographic information, based on location of customer:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Net Sales for the Years Ended December 31,
	2010	2009	2008
United States of America	$125,974	$51,318	$43,305
Europe	7,730	7,216	6,924
Japan	2,853	3,407	3,717
Korea	718	1,534	443
Canada	491	1,361	1,206
Other	2,566	2,005	1,140
Total net sales	$140,332	$66,841	$56,735

	Long-Lived Assets at December 31,
	2010	2009
United States of America	$5,105	$3,342
Canada	606	527
Europe	56	5
Other	5	3

Long-lived assets represent property, plant and equipment, net of related depreciation. Long-lived assets in service at the China office were not material as of December 31, 2010, 2009 and 2008.

(16)	Guarantor Subsidiaries

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$870	$35,877	$4,282	$-	$41,029
Accounts receivable, net	-	48,201	5,053	-	53,254
Intercompany receivables	14,170	14,168	961	(29,299)	-
Other current assets	791	14,844	3,923	-	19,558
Total current assets	15,831	113,090	14,219	(29,299)	113,841
Net property and equipment	156	4,949	667	-	5,772
Purchased and developed software, net	601	25,210	808	-	26,619
Other intangible assets, net	395	48,053	509	-	48,957
Goodwill	-	167,957	1,576	-	169,533
Investment in and advances to subsidiaries	284,893	1,830	-	(286,723)	-
Other assets	13,615	8,829	12,101	(2,879)	31,666
Total assets	$315,491	$369,918	$29,880	$(318,901)	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,054	$14,155	$2,161	$-	$18,370
Deferred revenue	-	48,216	1,660	-	49,876
Intercompany payables	-	13,767	25,580	(39,347)	-
Other accrued liabilities	4,965	10,902	936	-	16,803
Total current liabilities	7,019	87,040	30,337	(39,347)	85,049
Notes payable	195,077	-	-	-	195,077
Other long-term liabilities	8,589	4,885	861	(2,879)	11,456
Total liabilities	210,685	91,925	31,198	(42,226)	291,582
Total shareholders' equity	104,806	277,993	(1,318)	(276,675)	104,806
Total liabilities and shareholders' equity	$315,491	$369,918	$29,880	$(318,901)	$396,388

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,383	$9,081	$5,157	$-	$19,621
Accounts receivable, net	-	9,990	7,229	-	17,219
Intercompany receivables	17,840	-	-	(17,840)	-
Other current assets	1,009	3,482	1,417	-	5,908
Total current assets	24,232	22,553	13,803	(17,840)	42,748
Net property and equipment	306	3,035	536	-	3,877
Purchased and developed software, net	2,659	9,735	227	-	12,621
Other intangible assets, net	1,343	5,372	-	-	6,715
Goodwill	-	28,749	-	-	28,749
Investment in and advances to subsidiaries	40,313	(716)	-	(39,597)	-
Other assets	4,838	2,811	769	(2,879)	5,539
Total assets	$73,691	$71,539	$15,335	$(60,316)	$100,249
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$947	$2,392	$1,105	$-	$4,444
Deferred revenue	-	13,410	2,169	-	15,579
Intercompany payables	-	4,331	32,196	(36,527)	-
Other accrued liabilities	450	2,832	1,212	-	4,494
Total current liabilities	1,397	22,965	36,682	(36,527)	24,517
Other long-term liabilities	4,157	1,197	5,120	(2,879)	7,595
Total liabilities	5,554	24,162	41,802	(39,406)	32,112
Total shareholders' equity	68,137	47,377	(26,467)	(20,910)	68,137
Total liabilities and shareholders' equity	$73,691	$71,539	$15,335	$(60,316)	$100,249

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$122,001	$18,331	$-	$140,332
Cost of sales	-	59,511	5,052	-	64,563
Gross margin	-	62,490	13,279	-	75,769
Selling, research and development, general and administrative expenses	5,819	50,634	6,320	-	62,773
Acquisition-related expenses	9,638	36	-	-	9,674
Restructuring and other expenses	418	4,575	13	-	5,006
Depreciation and amortization	858	5,665	317	-	6,840
Total operating costs and expenses	16,733	60,910	6,650	-	84,293
Operating income (loss)	(16,733)	1,580	6,629	-	(8,524)
Equity in net income of subsidiaries	22,502	(138)	-	(22,364)	-
Other, net	(17,097)	106	353	-	(16,638)
Other income (expense)	5,405	(32)	353	(22,364)	(16,638)
Income (loss) before income taxes	(11,328)	1,548	6,982	(22,364)	(25,162)
Income tax expense (benefit)	188	200	(14,034)	-	(13,646)
Net income (loss)	$(11,516)	$1,348	$21,016	$(22,364)	$(11,516)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$36,359	$30,482	$-	$66,841
Cost of sales	-	12,629	6,748	-	19,377
Gross margin	-	23,730	23,734	-	47,464
Selling, research and development, general and administrative expenses	(1,695)	21,021	13,571	-	32,897
Acquisition-related expenses	1,212	13	-	-	1,225
Restructuring and other expenses	(180)	1,039	754	-	1,613
Depreciation and amortization	884	1,477	405	-	2,766
Total operating costs and expenses	221	23,550	14,730	-	38,501
Operating income (loss)	(221)	180	9,004	-	8,963
Equity in net income of subsidiaries	5,770	(65)	-	(5,705)	-
Other, net	(5,437)	(149)	(3,227)	-	(8,813)
Other income (expense)	333	(214)	(3,227)	(5,705)	(8,813)
Income (loss) before income taxes	112	(34)	5,777	(5,705)	150
Income tax expense (benefit)	(173)	-	38	-	(135)
Net income (loss)	$285	$(34)	$5,739	$(5,705)	$285

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$27,898	$28,837	$-	$56,735
Cost of sales	-	10,554	9,518	-	20,072
Gross margin	-	17,344	19,319	-	36,663
Selling, research and development, general and administrative expenses	2,995	21,553	18,466	-	43,014
Acquisition-related expenses	-	-	-	-	-
Trade name impairment, restructuring and other expenses	6,122	611	5,083	-	11,816
Depreciation, amortization and impairment	1,662	952	916	-	3,530
Total operating costs and expenses	10,779	23,116	24,465	-	58,360
Operating income (loss)	(10,779)	(5,772)	(5,146)	-	(21,697)
Equity in net loss of subsidiaries	(12,222)	-	-	12,222	-
Other, net	(698)	151	(1,499)	-	(2,046)
Other income (expense)	(12,920)	151	(1,499)	12,222	(2,046)
Loss before income taxes	(23,699)	(5,621)	(6,645)	12,222	(23,743)
Income tax expense (benefit)	(16)	(161)	117	-	(60)
Net loss	$(23,683)	$(5,460)	$(6,762)	$12,222	$(23,683)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,516)	$1,348	$21,016	$(22,364)	$(11,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(2)	-	(14,054)	-	(14,056)
Depreciation, amortization and impairment	2,221	14,762	829	-	17,812
Share-based compensation	1,350	1,121	152	-	2,623
Change in contingent consideration for acquisitions	-	113	-	-	113
Amortization of notes payable issuance costs and discount	1,445	-	-	-	1,445
Provision for doubtful accounts receivable, sales returns and non-trade receivables, net of recoveries	-	400	480	-	880
Net change in assets and liabilities (net of effects of acquisitions)	(21,541)	11,487	(3,606)	22,364	8,704
Net cash provided by (used in) operating activities	(28,043)	29,231	4,817	-	6,005
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(211,367)	(4,845)	-	-	(216,212)
Purchases of property, equipment, and leasehold improvements	(139)	(1,220)	(133)	-	(1,492)
Proceeds from sale of property and equipment	-	6,124	-	-	6,124
Intercompany advances	8,518	-	-	(8,518)	-
Change in restricted cash	(415)	(673)	-	-	(1,088)
Distribution from equity investment	-	-	606	-	606
Net cash provided by (used in) investing activities	(203,403)	(614)	473	(8,518)	(212,062)
Cash flows from financing activities:
Intercompany advances	-	(2,353)	(6,165)	8,518	-
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	-	-	-	194,532
Proceeds from issuance of stock	41,750	-	-	-	41,750
Note and stock issuance costs paid	(9,897)	-	-	-	(9,897)
Proceeds from exercise of options and employee stock purchase plan	160	-	-	-	160
Repurchases of stock	(26)	-	-	-	(26)
Principal payments on capital leases	-	(142)	-	-	(142)
Net cash provided by (used in) financing activities	226,519	(2,495)	(6,165)	8,518	226,377
Net increase (decrease) in cash and cash equivalents	(4,927)	26,122	(875)	-	20,320
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062 (1)
Cash and cash equivalents (net of restricted cash), end of period	$186	$34,914	$4,282	$-	$39,382 (2)

(1)	Net of restricted cash of $559 at December 31, 2009.
(2)	Net of restricted cash of $1647 at December 31, 2010.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$285	$(34)	$5,739	$(5,705)	$285
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	884	3,530	1,675	-	6,089
Share-based compensation	654	680	352	-	1,686
Amortization of note payable issuance costs & discount	1,533	-	-	-	1,533
Realized loss on investment	-	-	3,624	-	3,624
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	410	6	-	416
Net change in assets and liabilities (net of effects of acquisitions)	(14,241)	4,054	(10,121)	5,705	(14,603)
Net cash provided by (used in) operating activities	(10,885)	8,640	1,275	-	(970)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,502)	(1,250)	-	-	(2,752)
Purchases of property, equipment, and leasehold improvements	-	(583)	(538)	-	(1,121)
Intercompany advances	(3,039)	-	-	3,039	-
Change in restricted cash	338	(150)	-	-	188
Proceeds from sale of equity investment	-	-	886	-	886
Net cash provided by (used in) investing activities	(4,203)	(1,983)	348	3,039	(2,799)

Cash flows from financing activities:
Intercompany advances	-	4,119	(1,080)	(3,039)	-
Proceeds from issuance of Common Stock	25,175	-	-	-	25,175
Proceeds from exercise of options and employee stock purchase plan	110	-	-	-	110
Principal payments on notes	(15,000)	(4,570)	-	-	(19,570)
Principal payments in capital leases	-	(111)	-	-	(111)
Net cash provided by (used in) financing activities	10,285	(562)	(1,080)	(3,039)	5,604

Net increase (decrease) in cash and cash equivalents	(4,803)	6,095	543	-	1,835
Cash and cash equivalents (net of restricted cash), beginning of period	9,916	2,697	4,614	-	17,227 (1)
Cash and cash equivalents (net of restricted cash), end of period	$5,113	$8,792	$5,157	$-	$19,062 (2)

(1)	Net of restricted cash of $621 at December 31, 2008.
(2)	Net of restricted cash of $559 at December 31, 2009.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(23,683)	$(5,460)	$(6,762)	$12,222	$(23,683)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	2,248	2,375	2,186	-	6,809
Share-based compensation	2,708	693	760	-	4,161
Loss on disposal of subsidiaries	(436)	-	1,906	-	1,470
Amortization of note payable issuance costs & discount	604	-	-	-	604
Trade name impairment	1,060	-	-	-	1,060
Other-than-temporary impairment on equity investments	-	-	1,435	-	1,435
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	241	75	-	316
Deferred income taxes	(11)	(163)	(1)	-	(175)
Net change in assets and liabilities (net of effects of dispositions)	9,241	(4,102)	1,510	(12,222)	(5,573)
Net cash provided by (used in) operating activities	(8,269)	(6,416)	1,109	-	(13,576)

Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(346)	(81)	(112)	-	(539)
Intercompany advances	(925)	(228)	-	1,153	-
Cash received on sale of subsidiary	499	-	-	-	499
Change in restricted cash	(258)	-	-	-	(258)
Net cash provided by (used in) investing activities	(1,030)	(309)	(112)	1,153	(298)

Cash flows from financing activities:
Intercompany advances	-	-	1,153	(1,153)	-
Proceeds from issuance of note, net of non-cash discount of $510	14,490	-	-	-	14,490
Proceeds from issuance of Common Stock	5,479	-	-	-	5,479
Note and stock issuance costs paid	(2,386)	-	-	-	(2,386)
Proceeds from exercise of options and employee stock purchase plan	100	-	-	-	100
Repurchase of Common Stock	(47)	-	-	-	(47)
Dividends paid	(57)	-	-	-	(57)
Net cash provided by financing activities	17,579	-	1,153	(1,153)	17,579

Effect of exchange rates on cash and cash equivalents	-	-	(115)	-	(115)

Net increase (decrease) in cash and cash equivalents	8,280	(6,725)	2,035	-	3,590
Cash and cash equivalents (net of restricted cash), beginning of period	1,636	9,422	2,579	-	13,637 (1)
Cash and cash equivalents (net of restricted cash), end of period	$9,916	$2,697	$4,614	$-	$17,227 (2)

(1)	Net of restricted cash of $363 at December 31, 2007.
(2)	Net of restricted cash of $621 at December 31, 2008.

(17)	Quarterly Results (unaudited)

	2010 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$19,970	$29,003	$45,189	$46,170
Gross margin	13,554	12,989	24,451	24,775
Income (loss) before income taxes	(3,104)	(14,903)	(3,459)	(3,696)
Net income (loss)	(3,152)	(14,961)	(3,446)	10,043
Net income (loss) available to common shareholders	(3,152)	(30,905)	(5,012)	8,477
Basic income (loss) per share	$(0.04)	$(0.39)	$(0.06)	$0.10
Diluted income (loss) per share	(0.04)	(0.39)	(0.06)	0.10

	2009 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$15,309	$15,353	$16,907	$19,272
Gross margin	11,279	11,477	12,006	12,702
Income (loss) before income taxes	2,864	467	(907)	(2,274)
Net income (loss )	2,842	446	(936)	(2,067)
Net income (loss) available to common shareholders	2,842	446	(936)	(2,067)
Basic income (loss) per share	$0.05	$0.01	$(0.02)	$(0.03)
Diluted income (loss) per share	0.05	0.01	(0.02)	(0.03)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

AMICAS, Inc.
Hartland, Wisconsin

We have audited the accompanying consolidated balance sheet of AMICAS Inc. (Successor Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period April 28, 2010 through December 31, 2010. We have also audited the consolidated statements of operations, stockholders’ deficit and cash flows of AMICAS Inc. (Predecessor Company) for the period January 1, 2010 through April 27, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. (Successor Company) at December 31, 2010, and the results of its operations and its cash flows for the period April 28, 2010 through December 31, 2010 and the results of operations and cash flows of AMICAS Inc. (Predecessor Company) for the period January 1, 2010 through April 27, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 15, 2011

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
AMICAS, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheet of AMICAS, Inc. and its subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AMICAS, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As described in Note E of the financial statements, the Company adopted the accounting standards related to Business Combinations, effective for business combinations entered into after January 1, 2009.

/s/ BDO USA, LLP (formerly known as BDO Seidman, LLP)
Boston, Massachusetts
March 11, 2010

Index

AMICAS, INC. and Subsidiary
 CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	(Successor Company) December 31, 2010	(Predecessor Company) December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$21,951	$8,785
Marketable Securities	-	38,888
Accounts receivable, net of allowance for doubtful accounts of $363and $335 at December 31, 2010 and 2009, respectively	31,197	21,594
Inventory	2,313	1,960
Prepaid expenses and other current assets	8,479	5,762
Advances to parent	1,092	-
Total current assets	65,032	76,989
Property and equipment, less accumulated depreciation of $1,290 and $7,592 at December 31, 2010 and 2009, respectively	2,809	8,118
Purchased and developed software, net of accumulated amortization of $1,481 and $13,017 at December 31, 2010 and 2009, respectively	16,649	7,985
Other intangibles, net of accumulated amortization of $4,224 and $1,191 at
December 31, 2010 and 2009, respectively	41,616	5,708
Goodwill	134,147	1,213
Other assets	13,969	2,246
Total assets	$274,222	$102,259
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,671	$9,299
Accrued employee compensation and benefits	2,377	3,452
Interest payable	3,917	-
Leases payable, current portion	423	10
Deferred revenue, current portion	29,425	32,289
Total current liabilities	51,813	45,050
Notes payable, long-term	195,077	-
Deferred revenue and other long term liabilities	3,738	1,754
Total liabilities	250,628	46,804
Stockholders' equity:
Preferred Stock, $0.001 par value: zero and 2,000,000 shares authorized and zero shares issued and outstanding at December 31, 2010 and 2009, respectively	-	-
Common stock, $0.001 par value: 1,000 and 200,000,000 shares authorized and 100 and 52,794,106 shares issued and outstanding at December 31, 2010 and 2009, respectively	-	52
Additional paid-in capital	38,393	235,340
Accumulated deficit	(14,799)	(132,559)
Accumulated other comprehensive income (loss)	-	(25)
Treasury Stock, at cost, zero and 16,357,854 shares at December 31, 2010 and 2009, respectively	-	(47,353)
Total stockholders' equity	23,594	55,455
Total liabilities and stockholders' equity	$274,222	$102,259

The accompanying notes are an integral part of the consolidated financial statements.

Index

AMICAS, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Periods Ended		Years Ended December 31,
	(Successor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	April 27,
	2010	2010	2009	2008
Net sales:
Software licenses and system sales	$14,732	$7,525	$17,120	$10,467
Maintenance and services	50,864	29,191	72,022	39,886
Total net sales	65,596	36,716	89,142	50,353
Cost of sales:
Software licenses and system sales	9,777	3,411	11,467	4,786
Maintenance and services	21,366	12,753	31,469	17,819
Depreciation, amortization and impairments	5,491	1,403	3,157	2,291
Total cost of sales	36,634	17,567	46,093	24,896
Gross margin	28,962	19,149	43,049	25,457
Operating costs and expenses:
Selling, general and administrative	13,363	15,798	25,056	20,408
Research and development	6,470	6,486	14,562	8,631
Acquisition costs	36	8,439	3,028	-
Depreciation and amortization	3,165	787	2,859	997
Restructuring, severance and impairment charges	3,308	-	3,824	27,490
Total operating costs and expenses	26,342	31,510	49,329	57,526
Operating income (loss)	2,620	(12,361)	(6,280)	(32,069)
Other income (expense):
Interest expense	(17,206)	(8)	(37)	-
Interest income	2	13	769	2,187
Loss on sale of investments	-	-	(9)	(31)
Other, net	(4)	(28)	(23)	-
Total other income (expense)	(17,208)	(23)	700	2,156
Loss before income taxes	(14,588)	(12,384)	(5,580)	(29,913)
Income tax expense (benefit)	211	46	(1,570)	158
Net loss	$(14,799)	$(12,430)	$(4,010)	$(30,071)

Net loss per share - basic	NM (1)	$(0.34)	$(0.11)	$(0.77)
Weighted average number of common shares outstanding - basic	NM (1)	37,010	35,489	38,842

Net loss per share - diluted	NM (1)	$(0.34)	$(0.11)	$(0.77)
Weighted average number of common shares outstanding - diluted	NM (1)	37,010	35,489	38,842

(1)	Amount is not meaningful as a result of the acquisition by Merge Healthcare Incorporated.

The accompanying notes are an integral part of the consolidated financial statements.

Index

AMICAS, INC. and Subsidiary
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands except for share data)

	Common Stock				Accumulated
	Shares Issued	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Treasury Stock Shares	Treasury Stock	Total Shareholders’ Equity	Comprehensive Loss
(Predecessor Company)
Balance at December 31, 2007	51,296,823	$51	$229,056	$(98,478)	$60	(6,824,192)	$(22,443)	$108,246
Issuance of restricted stock	31,800		89	-	-	-	-	89
Exercise of stock options	145,342		325	-	-	-	-	325
Share-based compensation expense	-	-	1,435	-	-	-	-	1,435
Repurchase of treasury stock	-	-	-	-	-	(9,445,896)	(24,769)	(24,769)
Unrealized gain on marketable securities	-	-	-	-	40	-	-	40	$40
Net loss	-	-	-	(30,071)	-	-	-	(30,071)	(30,071)
Balance at December 31, 2008	51,473,965	51	230,905	(128,549)	100	(16,270,088)	(47,212)	55,295	$(30,031)
Issuance of restricted stock	60,690	-	118	-	-	-	-	118
Exercise of stock options and issuance of shares under the Employee Stock Purchase Plan	1,259,451	1	2,397	-	-	-	-	2,398
Share-based compensation expense	-	-	1,920	-	-	-	-	1,920
Repurchase of treasury stock	-	-	-	-	-	(87,766)	(141)	(141)
Unrealized loss on marketable securities	-	-	-	-	(131)	-	-	(131)	$(131)
Foreign currency translation adjustment	-	-	-	-	6	-	-	6	6
Net loss	-	-	-	(4,010)	-	-	-	(4,010)	(4,010)
Balance at December 31, 2009	52,794,106	52	235,340	(132,559)	(25)	(16,357,854)	(47,353)	55,455	$(4,135)
Stock issued under ESPP	75,899	-	189	-	-	-	-	189
Exercise of stock options	590,084	1	1,331	-	-	-	-	1,332
Share-based compensation expense	-	-	1,423	-	-	-	-	1,423
Payments made to stock option and
restricted stock holders	(92,245)	-	(22,906)	-	-	-	-	(22,906)
Net loss	-	-	-	(12,430)	-	-	-	(12,430)	$(12,430)
Other comprehensive income	-	-	-	-	31	-	-	31	31
Balance at April 27, 2010	53,367,844	$53	$215,377	$(144,989)	$6	(16,357,854)	$(47,353)	$23,094	$(12,399)
(Successor Company)
Investment by Merge	100	$-	$38,393	$-	$-	-	$-	$38,393
Net loss	-	-	-	(14,799)	-	-	-	(14,799)	(14,799)
Balance at Dececember 31, 2010	100	$-	$38,393	$(14,799)	$-	-	$-	$23,594	$(14,799)

The accompanying notes are an integral part of the consolidated financial statements.

Index

AMICAS, INC. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Periods Ended		Years Ended December 31,
	(Successor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	April 27,
	2010	2010	2009	2008
Cash flows from operating activities:
Net loss	$(14,799)	$(12,430)	$(4,010)	$(30,071)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,659	2,178	3,201	1,084
Provision for bad debts	363	2,032	319	115
Loss on disposal of property and equipment	-	-	923	6
Impairment of other intangibles	-	-	-	177
Impairment of goodwill	-	-	-	27,313
Amortization of acquired/developed software	-	-	2,821	2,204
Non-cash stock based payments	111	1,423	2,038	1,524
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,279)	(320)	180	145
Prepaid expenses and other current assets	(763)	(453)	1,919	330
Accounts payable and accrued expenses	7,988	(1,425)	(3,343)	(2,777)
Deferred revenue	14,989	(2,029)	9,315	4,282
Unrecognized tax benefits	-	-	(1,379)	103
Net cash provided by (used in) operating activities	5,269	(11,024)	11,984	4,435

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(3,281)	-	(20,698)	-
Purchases of property, equipment, and leasehold improvements	(194)	(144)	(729)	(645)
Sale of facility	6,124	-	-	-
Change in restricted cash	(800)	-	-	-
Purchases of held-to-maturity securities	-	-	(60,534)	(236,147)
Maturities of held-to-maturity securities	-	7,964	126,833	237,739
Purchases of available-for-sale securities	-	-	(106,335)	(37,033)
Sales of available-for-sale securities	-	30,924	48,641	54,925
Net cash provided by (used in) investing activities	1,849	38,744	(12,822)	18,839

Cash flows from financing activities:
Advances to parent	(1,092)	-	-	-
Exercise of stock options and ESPP	-	1,526	2,398	325
Repurchase of Common Stock	-	(22,906)	(141)	(24,769)
Proceeds from issuance of notes, net of discount	194,532	-	-	-
Note and stock issuance costs paid	(9,015)	-	-	-
Capital contribution by Merge	38,393	-	-	-
Payments to acquire outstanding shares	(223,910)	-	-	-
Net cash provided by (used in) financing activities	(1,092)	(21,380)	2,257	(24,444)

Net increase (decrease) in cash and cash equivalents	6,026	6,340	1,419	(1,170)
Cash and cash equivalents, beginning of period	15,125	8,785	7,366	8,536
Cash and cash equivalents, end of period (1)	$21,151	$15,125	$8,785	$7,366

(1)	Cash net of restricted cash of $800 as of December 31, 2010.

The accompanying notes are an integral part of the consolidated financial statements.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Nature of Operations

AMICAS, Inc. (AMICAS or the Company) is a leader in radiology and medical image and information management solutions with operations in the United States and Canada. The AMICAS One Suite TM provides a complete, end-to-end IT solution for imaging centers, ambulatory care facilities, and radiology practices and billing services. Solutions include automation support for workflow, imaging, revenue cycle management and document management. Hospital customers are provided a picture archiving and communication system (“PACS”), featuring advanced enterprise workflow support and a scalable design that can fully integrate with any hospital information system (“HIS”), radiology information system (“RIS”), or electronic medical record (“EMR”). Complementing the One Suite product family is AMICAS Solutions SM, a set of client-centered professional and consulting services that assist the Company’s customers with a well-planned transition to a digital enterprise. In addition, the Company provides customers with ongoing software and hardware support, implementation, training, and electronic data interchange (“EDI”) services for patient billing and claims processing.

On April 28, 2010, Merge Healthcare Incorporated (Merge) completed the acquisition of AMICAS through a successful tender offer for the 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, Merge purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223.9 million.  In addition, prior to the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stockholders was approximately $22.9 million. Merge financed the transaction with $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes), proceeds of $41.8 million from the issuance of preferred and common stock and cash already available at the two companies.

AMICAS, Inc. is considered a domestic restricted subsidiary per the Notes and constitutes a substantial portion of the collateral.  As a result, Merge is required to file separate financial statements for AMICAS.

 Operations outside the United States are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. The Company does not engage in hedging activities to mitigate its exposure to fluctuations in foreign currency exchange rates. Net assets of foreign operations were $0.1 million and $0.2 million at December 31, 2010 and 2009, respectively. The Company has no earnings from the foreign subsidiary.

B.	Segment Reporting

 Operating segments are defined as components of an enterprise where separate financial information is available that is evaluated regularly by the chief operating decision maker, the Company’s chief executive officer, in deciding how to allocate resources and in assessing performance. The Company has identified one reportable industry segment: the development and marketing of the Company’s products and services to healthcare provider organizations including acute care facilities, Integrated Delivery Networks (IDN’s) and ambulatory centers. The Company generates substantially all of its revenues from the licensing of the Company’s software products and related professional services and maintenance services (which include Electronic Data Interchange, or EDI, sales). The Company’s revenues are earned and expenses are incurred principally in the United States market.

C.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Emageon, Inc. (“Emageon”) and Amicas PACS, Corp. (“Amicas PACS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of the acquisition by Merge on April 28, 2010, the year ended December 31, 2010 has been divided into two periods.  The first period represents the pre-acquisition period (January 1, 2010 through April 27, 2010), while the second period represents the post-acquisition period (April 28, 2010 through December 31, 2010).  Where applicable, the financial statements and related footnote disclosures throughout this document will refer to these periods as the periods ended April 27, 2010 and December 31, 2010.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain transactions which were directly related to the acquisition by Merge have been pushed down to the AMICAS financial statements.  The consolidated balance sheet of AMICAS as of December 31, 2010 includes the Notes issued by Merge and the related discount and debt issuance costs.  Also, stockholders’ equity within the consolidated balance sheet includes the investment by Merge which was used as partial consideration to complete the acquisition as indicated in the following table (in thousands):

Notes, net of discount	$194,532
Debt issuance costs	(9,015)
Investment by Merge	38,393
Total acquisition consideration	$223,910

The investment by Merge is included as additional paid in capital on the consolidated balance sheet as of December 31, 2010.

The consolidated statement of operations for the period ended December 31, 2010 includes:

•	Interest expense on the Notes, as well as the applicable amortization of discount and debt issuance costs;

•	Share-based compensation expense for Merge stock options issued to AMICAS employees;

•	Income tax expense calculated as if AMICAS were to file income tax returns as a stand-alone company; and

•
Corporate administration costs of Merge (excluding public company stewardship costs), which are allocated to AMICAS based on revenues. The Company believes this allocation reasonably reflects the usage of resources of AMICAS.

Reclassifications

Where appropriate, certain reclassifications have been made to the prior periods’ consolidated financial statements to conform to the current year presentation.  Specifically, depreciation expense in the years ended December 31, 2009 and 2008 was reclassified within cost of sales and operating costs and expenses as indicated in the following table (in thousands):

	Years Ended December 31,
	(Predecessor Company)
	2009	2008

Cost of sales:
Software licenses and system sales	$(37)	$(10)
Maintenance and services	(299)	(77)
Depreciation, amortization and impairments	336	87
Total cost of sales	$-	$-

Operating costs and expenses:
Selling, general and administrative	$(1,774)	$(457)
Research and development	(537)	(138)
Depreciation and amortization	2,311	595
Total operating costs and expenses	$-	$-

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the period reported. These estimates include assessing the collectability of accounts receivable, the realization of deferred tax assets, tax contingencies and valuation allowances, restructuring reserves, useful lives for depreciation and amortization periods of tangible and intangible assets, long-lived asset impairments, expected stock price volatility and weighted average expected life and forfeiture assumptions for share-based payments, among others. The markets for the Company’s products are characterized by intense competition, rapid technological development, evolving standards, short product life cycles and price competition, all of which could impact the future realized value of the Company’s assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period that they are determined to be necessary. Actual results could differ from those estimates.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605 — Revenue Recognition (originally issued as Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions,” SOP 81-1 “Accounting for Performance of Construction Type and Certain Performance Type Contracts”, the Securities and Exchange Commission’s Staff Accounting Bulletin 104, “Revenue Recognition in Financial Statements” and EITF 01-14, “Income Statement Characterization of Reimbursements for ’Out-of-Pocket’ Expenses Incurred”). Revenue from software licenses and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware unless the contract contains acceptance provisions. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company can be remaining. Otherwise, recognition of revenue from the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.

The Company reviews all contracts that contain non-standard payment terms. For these contracts, the Company reviews customer credit history to determine probability of collection and to determine whether or not the Company has a history of granting post contract concessions. When there is a history of successfully collecting payments from a customer without making post contract concessions, revenue is recognized upon delivery. In instances where there is not an established payment history and/or if the payment terms are in excess of twelve months revenue is recognized as payments become due and payable. License and service arrangements generally do not require significant customization or modification of software products to meet specific customer needs. In those limited instances that do require significant modification, including significant changes to software products’ source code or where there are acceptance criteria or milestone payments, recognition of software license revenue is deferred. In instances where it is determined that services are essential to the functionality of the software and there are no acceptance provisions, service revenues and software license and systems revenues are recognized using the percentage of completion method.

Most of the Company’s sales and licensing contracts involve multiple elements, in which case the total value of the customer arrangement is allocated to each element based on the vendor specific objective evidence, or VSOE, of the fair value of the respective elements. The residual method is used to determine revenue recognition with respect to a multiple-element arrangement when VSOE of fair value exists for all of the undelivered elements (e.g., implementation, training and maintenance services) but does not exist for one or more of the delivered elements of the contract (e.g., computer software or hardware). VSOE of fair value is determined based upon the price charged when the same element is sold separately. If VSOE of fair value cannot be established for the undelivered element(s) of an arrangement, the total value of the customer arrangement is deferred until the undelivered element(s) is delivered or until VSOE of its fair value is established. The Company accounts for certain third-party hardware/software and third-party hardware/software maintenance as separate units of accounting as the items to be purchased are “off-the-shelf” and can be sold separately on a standalone basis.

Contracts and arrangements with customers may include acceptance provisions, which would give the customer the right to accept or reject the product after it is shipped. If an acceptance provision is included, revenue is recognized upon the customer’s acceptance of the product, which occurs upon the earlier receipt of a written customer acceptance or expiration of the acceptance period. The timing of customer acceptances could materially affect the results of operations during a given period.

Revenue is recognized using contract accounting if payment of the software license fees is dependent upon the performance of consulting services or the consulting services are otherwise essential to the functionality of the licensed software. In these instances the Company allocates the contract value to services (maintenance and services revenues) based on list price, which is consistent with VSOE for such services, and the residual to product (software licenses and systems sales) in the Consolidated Statement of Operations. In instances where VSOE of fair value of services has not been established the software license revenue is deferred until the services are completed. Percentage-of-completion is determined by comparing the labor hours incurred to date to the estimated total labor hours required to complete the project. Labor hours are considered to be the most reliable, available measure of progress on these projects. Adjustments to estimates to complete are made in the periods in which facts resulting in a change become known. When the estimate indicates that a loss will be incurred, such loss is recorded in the period in which it is identified. When reliable estimates cannot be made, revenue is recognized upon completion. Significant judgments and estimates are involved in determining the percent complete of each contract. Different assumptions could yield materially different results. Delays in the implementation process could negatively affect operations in a given period by increasing volatility in revenue recognition.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recognition of revenues in conformity with generally accepted accounting principles requires management to make judgments that affect the timing and amount of reported revenues.

Cash and Cash Equivalents

The Company considers all liquid investment instruments with original maturities of ninety days or less to be cash equivalents.  Cash equivalents consist primarily of money market funds and are carried at fair value, which approximates cost.

 Marketable Securities

Marketable securities consist of high quality debt instruments, primarily U.S. government, municipal and corporate obligations. Investments in corporate obligations are classified as held-to-maturity, as the Company has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in U.S. government and municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income or loss.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, marketable securities and accounts receivable. The Company places its cash and cash equivalents with financial institutions with high credit ratings. The Company invests in marketable securities and has policies to limit concentrations of investments.

The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains an allowance for doubtful accounts for potential credit losses and such losses have been within management’s expectations. For the periods ended December 31, 2010 and April 27, 2010, and the years ended December 31, 2009 and 2008, no customer represented greater than 10% of the Company’s revenues or net accounts receivable balance.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable are customer obligations due under normal trade terms carried at their face value, less provisions for bad debts. The Company evaluates the carrying amount of its accounts receivable on an ongoing basis and establishes a valuation allowance based on a number of factors, including specific customer circumstances, historical rate of write-offs and the past due status of the accounts. At the end of each reporting period, the allowance is reviewed and analyzed for adequacy and is often adjusted based on the findings. The allowance is increased through a reduction of revenues and/or an increase in the provision for bad debts. It is the Company’s policy to write off uncollectible receivables when management determines the receivable will become uncollectible.

The following table summarizes the allowance for doubtful accounts for the periods ended December 31, 2010 and April 27, 2010 and years ended December 31, 2009 and 2008:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Periods Ended		Years Ended December 31,
	(Successor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
(amounts in thousands)	December 31,	April 27,
	2010	2010	2009	2008
Balance at beginning of period	$-	$335	$158	$231
Additions charged to costs and expenses	363	2,032	319	115
Reductions (a)	-	(2,367)	(142)	(188)

Balance at end of period	$363	$-	$335	$158

(a)	Write-offs, returns and discounts, net of recoveries.

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, deferred revenue, notes payable and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments and, in the case of the notes payable, due to the interest rate and terms approximating those available to us for similar obligations.

The Company uses a three-tier value hierarchy to prioritize the inputs used in measuring fair value of our financial assets and liabilities.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

The following table sets forth the Company’s cash and cash equivalents and marketable securities which are measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands).

	Fair Value Measurements Using			Balance at December 31,
(Successor Company)	Level 1	Level 2	Level 3	2010

Cash and cash equivalents	$21,951	$-	$-	$21,951
Total	$21,951	$-	$-	$21,951

	Fair Value Measurements Using			Balance at December 31,
(Predecessor Company)	Level 1	Level 2	Level 3	2009

Cash and cash equivalents	$8,785	$-	$-	$8,785
Available for sale, marketable securities:				-
Commercial Paper	6,495	-	-	6,495
Federal agency obligations	6,375	-	-	6,375
State and municipal obligations	-	26,018	-	26,018
Total	$21,655	$26,018	$-	$47,673

The following table sets forth the changes in our Level 2 investments for the period indicated as follows (in thousands):

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2010
(Predecessor Company)
Balance at January 1	$26,018
Sales of state and municipal obligations	(26,018)
Balance at April 27	$-
(Successor Company)
Balance at December 31	$-

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be impaired. The Company recorded an impairment charge of $1.6 million in the period ended December 31, 2010 to fully impair certain purchased software assets, as discussed in Note H.

 Inventories

Inventories are stated at the lower of cost or market (net realizable value).  The Company periodically reviews its quantities of inventories on hand and compares these amounts to expected usage of each particular product or product line. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventories to estimated net realizable value. Costs of purchased third-party hardware and software associated with certain (primarily acquired) customer contracts are included as inventories in the Company’s consolidated balance sheets and charged to cost of system sales when the Company receives customer acceptance and all other relevant revenue recognition criteria are met. A summary of inventories is as follows:

	(Successor Company)	(Predecessor Company)
	December 31,	December 31,
(amounts in thousands)	2010	2009
Raw materials	$812	$581
Work-in-process	58	246
Completed systems	1,443	1,133

Total inventories	$2,313	$1,960

Long-lived Assets

In accordance with FASB ASC 360 — Property Plant and Equipment (which includes what was originally issued as SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company has reviewed long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2010 are recoverable in future periods.  In the fourth quarter of 2008, the Company recorded a $0.2 million charge related to internal use purchased software that is no longer in use.

Goodwill

Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets of businesses acquired. The Company performs an assessment of impairment of goodwill and intangible assets with indefinite lives on an annual basis and whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company would record an impairment charge if such an assessment were to indicate that, more likely than not, the fair value of such assets was less than the carrying value. Judgment is required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible assets. Factors that could indicate that impairment may exist include significant underperformance relative to plan or long-term projections, significant changes in business strategy, significant negative industry or economic trends or a significant decline in our stock price for a sustained period of time.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The Company performed a Step 1 test at its annual testing date of October 1, 2010, and no impairment was identified.

There were certain triggering events that required the Company to perform an interim Step 1 test at December 31, 2008. These triggering events primarily include the duration of the decline of the Company’s stock price at a market value below the carrying value of equity from September 30, 2008 through December 31, 2008, and the continued deterioration of the credit markets and the economy in the fourth quarter which negatively impacts our customers access to capital to purchase the Company’s products and services.

At December 31, 2008, the Company completed an interim Step 1 test utilizing the market approach. The market approach considered the Company’s stock price to calculate the market capitalization of equity to compare to the carrying value of equity. The Company selected a 30 day moving average of the market value of equity to compare to the carrying value. Using the market approach, the carrying value of invested capital exceeded the market value by approximately 47%. The interim Step 1 test resulted in the determination that the carrying value of equity exceeded the fair value of equity, thus requiring the Company to measure the amount of any goodwill impairment by performing the second step of the impairment test.

An income approach was used to corroborate the interim Step 1 test. The discounted cash flow method is used to measure the fair value of our equity under the income approach. Determining the fair value using a discounted cash flow method requires the Company to make significant estimates and assumptions, including long-term projections of cash flows, market conditions and appropriate discount rates. The Company’s judgments are based upon historical experience, current market trends, pipeline for future sales, and other information. While the Company believes that the estimates and assumptions underlying the valuation methodology are reasonable, different estimates and assumptions could result in a different outcome. In estimating future cash flows, the Company relies on internally generated projections for a defined time period for sales and operating profits, including capital expenditures, changes in net working capital, and adjustments for non-cash items to arrive at the free cash flow available to invested capital. A terminal value utilizing a constant growth rate of cash flows was used to calculate a terminal value after the explicit projection period. The income approach supported the interim Step 1 test that resulted in the determination that the carrying value of equity exceeded the fair value of equity.

The second step (defined as “Step 2”) of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The guidance in FASB ASC 350 — Intangibles — Goodwill and Other (which includes what was originally issued as SFAS 142, “Goodwill and Other Intangible Assets”) was used to estimate the implied fair value of goodwill. “If the carrying amount of the Company’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill shall be its new accounting basis.”

The implied fair value of goodwill was determined in the same manner as the amount of goodwill recognized in a business combination is determined. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied amount of goodwill. The Company identified several intangible assets that were valued during this process, including technology, customer relationships, trade names, non-compete agreements, and the Company’s workforce. The allocation process was performed only for purposes of testing goodwill for impairment. The Step 2 test resulted in the impairment of goodwill in an amount equal to its carrying value of $27.3 million.

In addition, the Company performed sensitivity analysis on certain key assumptions in the Step 2 test including the discount rate, customer retention rates and royalty rates. The net book value of the Company’s tangible net assets was approximately 91 percent of the fair value of equity. The Company’s tangible net assets were adjusted to reflect the fair value of deferred revenue. In addition, the total tangible and intangible net assets, excluding the assembled workforce, were $68.7 million or 122 percent of the fair value of equity. As a result, the assumptions included in the valuation of intangible assets would need to change significantly to avoid goodwill impairment.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Software Development Costs

The Company begins capitalizing software development costs, primarily third-party programmer fees, only after establishing commercial and technological feasibility. Annual amortization of these costs represents the greater of the amount computed using (i) the ratio that current gross revenues for the product(s) bear to the total current and anticipated future gross revenues of the product(s), or (ii) the straight-line method over the remaining estimated economic life of the product(s). Generally, depending on the nature and success of the product, such deferred costs are amortized over a five- to seven-year period. Amortization commences when the product is made commercially available.

The Company evaluates the recoverability of capitalized software based on estimated future gross revenues less the estimated cost of completing the products and of performing maintenance and product support. If gross revenues turn out to be significantly less than the Company’s estimates, the net realizable value of capitalized software intended for sale would be impaired.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed principally using the straight-line method over the estimated economic or useful lives of the applicable assets. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvements. The cost of maintenance and repairs is charged to expense as incurred.

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $6.5 million, $6.5 million, $14.6 million, and $8.6 million in the periods ended December 31, 2010 and April 27, 2010 and years ended December 31, 2009 and 2008, respectively.

Income Taxes

The Company provides for taxes based on current taxable income, and the future tax consequences of temporary differences between the financial reporting and income tax carrying values of its assets and liabilities (deferred income taxes). At each reporting period, management assesses the realizable value of deferred tax assets based on, among other things, estimates of future taxable income, and adjusts the related valuation allowance as necessary.

In each reporting period the Company assesses each individual tax position to determine if it satisfies some or all of the benefits of each position to be recognized in a company’s financial statements. The Company applies a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC No. 740. The first step prescribes a recognition threshold of more-likely-than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”):

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Periods Ended			Years Ended December 31,
	(Successor Company)		(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,		April 27,
	2010		2010	2009	2008
(in thousands, other than per share data)
Numerator — net loss:	$(14,799)		$(12,430)	$(4,010)	$(30,071)

Denominator:
Basic weighted-average shares outstanding	NM	(1)	37,010	35,489	38,842
Effect of dilutive securities	NM	(1)	-	-	-

Diluted weighted-average shares outstanding	NM	(1)	37,010	35,489	38,842

Loss per share — basic	NM	(1)	$(0.34)	$(0.11)	$(0.77)

Loss per share — diluted	NM	(1)	$(0.34)	$(0.11)	$(0.77)

(1)	Not meaningful

Stock options under the treasury method of zero, zero, 1.1 million, and 4.3 million shares were excluded from the diluted calculation for the periods ended December 31, 2010 and April 27, 2010 and the fiscal years ended December 31, 2009 and 2008, respectively, because their effect would be antidilutive.

As a result of the acquisition by Merge on April 28, 2010, all existing shares of AMICAS were cancelled and 100 new shares were issued to Merge.  Due to the small number of shares and the fact that Merge has sole ownership of such shares, the weighted-average shares outstanding and loss per share calculations are not meaningful.

Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners.  Comprehensive loss for the twelve months ended December 31, 2010 and December 31, 2009 consists of net loss, net unrealized gains on marketable securities and foreign currency translation adjustment.  The components of accumulated other comprehensive loss are as follows:

	As of December 31,
	(Successor Company)	(Predecessor Company)
(amounts in thousands)	2010	2009

Loss on marketable securities	$-	$(31)
Foreign currency gain	-	6
Accumulated other comprehensive loss	$-	$(25)

Share Based Payment

The Company follows the guidance in FASB ASC 718 — Compensation (originally issued as SFAS 123(R), “Share Based Payment”). Under the fair value recognition provisions of this guidance, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note M for additional information related to share-based payments.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

D.	Recent Accounting Pronouncements

The Company describes below recent pronouncements that have had or may have a significant effect on the financial statements or have an effect on disclosures. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In October 2009, the FASB issued ASC Update No. 2009-13, Multiple-Deliverable Revenue Arrangements (Update No. 2009-13).  Update No. 2009-13, amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB ASC Subtopic No. 605-25, Multiple Element Arrangements.  Under the new guidance, when VSOE or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  This new approach is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company does not believe that adoption of this standard will have a material effect on its financial condition or results of operations.

In October 2009, the FASB issued ASC Update No. 2009-14, Certain Arrangements That Contain Software Elements (Update No. 2009-14). Update No. 2009-14 amends the scope of ASC Subtopic No. 985-605, Revenue Recognition, to exclude tangible products that include software and non-software components that function together to deliver the product’s essential functionality. This Update shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company’s fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of Update No. 2009-14 unless it also elects early application of Update No. 2009-13. The Company does not believe that adoption of this standard will have a material effect on its financial condition or results of operations.

In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (Update No. 2010-06).  Update No. 2010-06 amends certain disclosure requirements of Subtopic 820-10, and provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III.  This Update also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques.  Update No. 2010-06 is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis.  That requirement is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  This Update does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  Since this Update only required additional disclosures, it did not have an impact on our financial position or results of operations.

In February 2010, the FASB issued ASC Update No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements (Update No. 2010-09).  This Update requires SEC registrants to evaluate subsequent events through the date that the financial statements are issued and removes the requirement to disclose the date through which management evaluated subsequent events.  This guidance was effective immediately upon issuance.

In December 2010, the FASB issued ASC Update 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations (Update No. 2010-29).  This Update requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period.  The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  This Update affects any public entity that enters into business combinations that are material on an individual or aggregate basis and is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. Adoption of this Update will affect our disclosures of material business combinations in future periods.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

E.	Acquisitions

On April 2, 2009, the Company completed the acquisition of Emageon, Inc. As a result of the acquisition the Company’s combined solution suite will include radiology PACS, cardiology PACS, radiology information systems, cardiology information systems, revenue cycle management systems, referring physician tools, business intelligence tools, and electronic medical record-enabling enterprise content management capabilities.

The goodwill of $1.2 million arising from the acquisition consists largely of synergies, the trained and assembled workforce, and economies of scale from combining the operations of Emageon and AMICAS. None of the goodwill will be deductible for tax purposes.

The consolidated statement of operations for the December 31, 2009 includes the operating results of Emageon from the date of acquisition. These results include $36.9 million of revenues for the period April 2, 2009 through December 31, 2009.

The fair value of consideration transferred as of the acquisition date was $39.0 million which was paid in cash. The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at April 2, 2009, the acquisition date:

Identifiable Assets Acquired and Liabilities Assumed	Amount
(in thousands)
Cash	$18,345
Accounts receivable	11,870
Inventories	2,005
Prepaid expenses and other current assets	4,214
Land	800
Building and improvements	4,260
Machinery and equipment	4,930
Restricted cash and other non-current assets	1,812
Identifiable intangible assets	10,000
Deferred revenue liability	(10,070)
Accounts payable	(7,963)
Accrued payroll and related costs	(2,098)
Other long-term liabilities	(275)
Goodwill	1,213
Total consideration	$39,043

Pro Forma Financial Results (unaudited)

The following table presents unaudited pro forma condensed consolidated financial results from operations as if the acquisition described above had been completed at the beginning of each period presented:

(amounts in thousands, other than per share info)	Years Ended December 31,
	2009	2008
Pro forma revenue	$106,169	$119,681
Pro forma net income (loss)	2,366	(36,360)
Pro forma net income (loss) per share
Basic:	$0.07	$(0.94)
Diluted:	$0.06	$(0.94)
Weighted average number of shares outstanding
Basic:	35,489	38,842
Diluted:	36,588	38,842

These unaudited pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as the adjustment of depreciation and amortization as if the acquisition occurred at the beginning of the fiscal year, the elimination of strategic alternatives expenses related to the acquisition of Emageon and the reduction of interest income to reflect the use of cash as if the acquisition occurred at the beginning of the period. They have not been adjusted for the effect of costs or synergies that would have been expected to result from the integration of the Company and Emageon or for costs that are not expected to recur as a result of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred at the beginning of each period presented, or of future results of the consolidated entities.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Acquisition

The Company (Successor) completed another acquisition in 2010 for cash consideration of $4.0 million, of which $0.8 million was held back.  As a result of this acquisition, the Company recorded intangible assets subject to amortization of $1.2 million and goodwill of $3.8 million, all of which is expected to be deductible for tax purposes.  Pro forma results of operations for this acquisition have not been presented because the effects of the acquisition were not material to the Company’s financial results.

F.	Marketable Securities

Marketable securities include available-for-sale investments that may be sold in the current period or used in current operations. Investments in U.S. government and municipal obligations are classified as available-for-sale and are reported at fair value with unrealized gains and losses reported as other comprehensive income.  As a result of the sale of the available-for-sale securities in January 2010, a loss of $13,000 was realized.

As of December 31, 2010, there were no marketable securities outstanding. As of December 31, 2009, marketable securities consisted of the following:

	December 31, 2009
(amounts in thousands)	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale, marketable securities:
State and municipal obligations	$26,019	$34	$(35)	$26,018
Federal agency obligations	6,404	13	(42)	6,375
Commercial Paper	6,499	-	(4)	6,495
Total	$38,922	$47	$(81)	$38,888

The contractual maturities of our available-for-sale state and municipal obligation are as follows:

	December 31,
	(Successor Company)	(Predecessor Company)
(amounts in thousands)	2010	2009
Due within one year	$-	$14,369
Due between one to five years	-	8,889
Due between five to ten years	-	900
Due after 10 years	-	14,730
Total	$-	$38,888

G.	Property and Equipment

Major classes of property and equipment consist of the following:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	(Successor Company)	(Predecessor Company)
	2010	2009
(amounts in thousands)
Land	$-	$800
Building	-	4,260
Equipment, primarily computers, and software	3,160	8,424
Equipment under capital lease obligations	-	563
Furniture and other	939	1,663
	4,099	15,710
Less accumulated depreciation and amortization	1,290	7,592
	$2,809	$8,118

Depreciation and amortization expense of these assets totaled $1.3 million, $1.0 million, $2.6 million, and $0.7 million for the periods ended December 31, 2010 and April 27, 2010 and years ended December 31, 2009 and 2008, respectively.

The Company entered into a sale-leaseback transaction for the Hartland facility on November 10, 2010, as allowed under the terms of the Notes.  The Company received $6.1 million in proceeds from the sale and recorded a gain on the sale of $0.2 million, which is being deferred and amortized into rent expense over the 15 year term of the lease.

H.	Goodwill, Acquired or Developed Software and Other Intangible Assets

Major classes of intangible assets consist of the following:

		December 31,
		2010			2009
		(Successor Company)			(Predecessor Company)
	Estimated Remaining Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(Years)	(amounts in thousands)

Goodwill	indefinite	$134,147	$-	$134,147	$1,213	$-	$1,213

Acquired software	7.3	$18,130	$(1,481)	$16,649	$21,002	$(13,017)	$7,985

Trademarks		$-	$-	$-	$1,900	$(771)	$1,129
Trade names	11.2	3,730	(204)	3,526	400	(38)	362
Customer related assets	9.0	30,900	(1,480)	29,420	4,100	(342)	3,758
Backlog	4.0	8,110	(2,245)	5,865	-	-	-
Non-compete agreements	6.3	3,100	(295)	2,805	500	(41)	459

		$45,840	$(4,224)	$41,616	$6,900	$(1,192)	$5,708

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amount in the periods ended December 31, 2010 and April 27, 2010, and the year ended 2009 are as follows:

(amounts in thousands)	Total
(Predecessor Company)
Balance at January 1, 2009	$-
Goodwill due to Emageon acquisition	1,213
Balance at December 31, 2009	1,213
Balance at April 27, 2010	$1,213

(Successor Company)
Balance at April 28, 2010	$-
Goodwill due to AMICAS acquisition	130,384
Goodwill due to other acquisition	3,763
Balance at December 31, 2010	$134,147

As a result of decisions related to overlapping products, the Company recorded a $1.6 million expense in the second quarter of 2010 to fully impair certain purchased software assets related to products from which it expects no future benefit.

Amortization expense of the identifiable intangible assets totaled $5.7 million, $1.2 million, $1.8 million, and $2.6 million for the periods ended December 31, 2010 and April 27, 2010 and the years ended December 31, 2009 and 2008, respectively. Amortization of acquired software and backlog is recognized in the accompanying statements of operations as a cost of sale. Amortization of trade names, customer related assets and non-compete agreements is included in depreciation and amortization within operating expenses.

The future estimated amortization expense of the identifiable intangible assets is as follows:

(amounts in thousands)	2011	2012	2013	2014	2015	Thereafter	Total

Acquired software	$2,288	$2,289	$2,288	$2,289	$2,288	$5,207	$16,649
Trade names	326	326	326	326	322	1,900	3,526
Customer related assets	3,773	5,012	4,919	4,211	3,448	8,057	29,420
Backlog	3,745	1,334	554	232	-	-	5,865
Non-compete agreements	443	443	443	443	443	590	2,805
	$10,575	$9,404	$8,530	$7,501	$6,501	$15,754	$58,265

I.	Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	(Successor Company)	(Predecessor Company)
(amounts in thousands)	2010	2009
Accounts payable	$6,859	$3,344
Accrued expenses	7,834	5,258
Taxes payable	978	697

Total accounts payable and accrued expenses	$15,671	$9,299

J.	Debt and Operating Leases

Merge Healthcare issued $200.0 million of Notes in order to finance the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, the Company incurred issuance costs of $9.0 million (which are recorded in other assets on the condensed consolidated balance sheet as of December 31, 2010).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.  On November 1, 2010, the Company made the first interest payment totaling $11.9 million.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At any time on or prior to May 1, 2013, the Company may redeem any of the Notes at a price equal to 100% of the principal amount thereof plus an applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time during the twelve month period commencing May 1, 2013, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 105.875% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time after May 1, 2014, the Company may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 1, 2013, the Company may redeem up to 35% of the Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, using proceeds from permitted sales of certain kinds of our capital stock.  Upon the occurrence of a change of control or the sale of substantially all of its assets, the Company may be required to repurchase some or all of the Notes.  The obligations under the Notes are fully and unconditionally guaranteed, jointly and severally, on a senior, secured basis by all of Merge’s current and future domestic restricted subsidiaries. The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of the Company’s and the other guarantors’ tangible and intangible assets, subject to certain exceptions.

In addition, the Notes contain certain covenants with varying restriction levels, which may limit the ability of Merge or the Company to:

•	Incur additional indebtedness or issue preferred stock;

•	Pay dividends or make distributions with respect to capital stock;

•	Make investments or certain other restricted payments;

•	Pay dividends or enter into other payment restrictions affecting certain subsidiaries;

•	Engage in certain sale-leaseback transactions;

•	Enter into transactions with stockholders or affiliates;

•	Guarantee debt;

•	Sell assets;

•	Create liens;

•	Issue or sell stock of certain subsidiaries; and

•	Merge or consolidate.

The Company has non-cancelable operating leases at various locations.  The Company’s significant operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments (in thousands)	End of Term
Hartland, Wisconsin	81,000	$669	November 2025
Daytona Beach, Florida	36,000	319	April 2012

As allowed under the terms of the Note agreement, the Company entered into a sale-leaseback transaction on November 10, 2010 in which it sold the Hartland facility for $6.1 million and entered into an operating lease with a term of 15 years.

Index
AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Certain office leases provide for contingent payments based on building operating expenses. Rental expenses for the periods ended December 31, 2010 and April 27, 2010 and the years ended December 31, 2009 and 2008 totaled $0.6 million, $0.4 million, $2.3 million, and $1.3 million, respectively.

The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2010 (in thousands):

2011	$2,385
2012	2,210
2013	887
2014	669
2015	669
Thereafter	6,633
Total minimum lease payments	$13,453

The above obligations include lease payments related to facilities that the Company has either ceased to use or abandoned as of December 31, 2010.  For those facilities abandoned subsequent to the acquisition by Merge, the related obligations have been recorded as a restructuring accrual in accounts payable and accrued expenses.  For those facilities which were abandoned prior to the acquisition by Merge, the related short-term obligations are recorded in leases payable and the long-term obligations are recorded in other long term liabilities in the Company’s consolidated balance sheet as of December 31, 2010.

The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2010.

K.	Commitments and Contingencies

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by Merge, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  The Company retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  The Company previously tendered the defense in this matter to its appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2,500 of the fee award.  The Company does not believe that the insurer’s denial has merit and has retained counsel to contest it.  The Company will vigorously assert all of its rights under the applicable insurance policies, which the Company believes cover the claims and expenses incurred by AMICAS or Merge in connection with the fee award.  However, an adverse outcome could negatively impact the Company’s financial condition.

In addition to the matters discussed above, the Company is, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable.  The Company is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Guarantees

The Company has identified the guarantee described below as required to be disclosed in accordance with FASB ASC 460 —  Guarantees  (originally issued as FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”).

During the second quarter of 2009, in connection with the financing arrangement of a customer, the Company provided a guarantee to the lender on behalf of the customer. The Company has recorded a liability as deferred revenue for this guarantee which represented approximately $0.8 million and $1.0 million at December 31, 2010 and 2009, respectively. Revenue is recognized as the guarantee is reduced.  In the periods ended December 31, 2010 and April 27, 2010, $0.1 million and $0.1 million, respectively, were recognized as revenue.

L.	Restructuring and Related Costs

The Company incurred restructuring charges of $3.1 million, zero, $3.8 million, and zero in the periods ended December 31, 2010 and April 27, 2010 and years ended December 31, 2009 and 2008, respectively.  These charges were recorded in restructuring severance and impairment charges in our statements of operations.

Second Quarter 2009 Initiative

During the second quarter of 2009, subsequent to the acquisition of Emageon, the Company initiated actions to consolidate the facilities, reduce personnel expenses and dispose of excess assets including leasehold improvements in certain facilities. In 2009, the Company recognized restructuring related charges of $3.8 million, consisting of $2.3 million in severance and related employee termination costs, $0.6 million in disposal of leasehold improvements, furniture and equipment, and $0.9 million in contract exit costs, primarily consisting of future lease payment on the Company’s Birmingham, Alabama leased office, which the Company vacated during the second quarter of 2009.

Second Quarter 2010 Initiative

On April 29, 2010, the Company committed to a restructuring initiative to materially reduce our workforce and exit certain facilities. This action was taken concurrent with Merge’s acquisition of AMICAS based upon its assessment of ongoing personnel needs. In the third quarter of 2010, the Company exited the Brighton, Massachusetts facility as part of the plan for this initiative. In 2010, the Company recognized restructuring related charges of $3.1 million, consisting of $1.5 million in severance and related employee termination costs, $0.3 million in relocation costs, and $1.3 million in contract exit costs, primarily consisting of future lease payments on the Company’s Brighton, Massachusetts leased office, which the Company vacated during the third quarter of 2010.

The following table shows the restructuring activity for the periods ended December 31, 2010 and April 27, 2010 and year ended December 31, 2009:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Severance	Facilities	Relocation	Total
(amounts in thousands)	Second Quarter 2009 Initiative
(Predecessor Company)
Balance at December 31, 2008	$-	$-	$-	$-
Charges to expense	902	951	-	1,853
Payments	(606)	(440)	-	(1,046)
Reversed	(86)	-	-	(86)
Balance at December 31, 2009	210	511	-	721
Charges to expense	-	-	-	-
Payments	(180)	(158)	-	(338)
Reversed	-	-	-	-
Balance at April 27, 2010	30	353	-	383
(Successor Company)
Charges to expense	-	-	-	-
Payments	(30)	(353)	-	(383)
Reversed	-	-	-	-
Balance at December 31, 2010	$-	$-	$-	$-

(amounts in thousands)	Severance	Facilities	Relocation	Total
(Predecessor Company)	Second Quarter 2010 Initiative
Balance at April 27, 2010	$-	$-	$-	$-
(Successor Company)
Charges to expense	1,517	1,339	240	3,096
Payments	(1,293)	(198)	(198)	(1,689)
Reversed	-	-	-	-
Balance at December 31, 2010	$224	$1,141	$42	$1,407

(amounts in thousands)	Severance	Facilities	Relocation	Total
(Predecessor Company)	Total Initiatives
Balance at December 31, 2008	$-	$-	$-	$-
Charges to expense	902	951	-	1,853
Payments	(606)	(440)	-	(1,046)
Reversed	(86)	-	-	(86)
Balance at December 31, 2009	210	511	-	721
Charges to expense	-	-	-	-
Payments	(180)	(158)	-	(338)
Reversed	-	-	-	-
Balance at April 27, 2010	30	353	-	383
(Successor Company)
Charges to expense	1,517	1,339	240	3,096
Payments	(1,323)	(551)	(198)	(2,072)
Reversed	-	-	-	-
Balance at December 31, 2010	$224	$1,141	$42	$1,407

M.	Stockholders’ Equity

As a result of the acquisition by Merge on April 28, 2010, all existing shares of AMICAS common stock were cancelled and 100 new shares were issued to Merge.  Stockholders’ equity as of April 28, 2010 includes an investment by Merge of $38.4 million, which represents the difference between total acquisition consideration paid by Merge of $223.9 million less $185.5 million in proceeds from the issuance of the Notes, net of discount and debt issuance costs.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Employee Savings Plans

 The Company maintains an employee savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. The Company may make matching and/or profit-sharing contributions to the plan at its sole discretion. In the periods ended December 31, 2010 and April 27, 2010 and years ended December 31, 2009 and 2008, the Company authorized matching contributions of $0.4 million, $0.2 million, $0.7 million, and $0.6 million, respectively, to the plan, representing two-thirds of each participant’s contribution, not to exceed 4% of pre-tax compensation. The matching contributions were paid in cash. Employees become fully vested with respect to Company contributions after two years of service. Participating employees may now defer up to 80% of their pre-tax compensation but not more than $16,500 per calendar year plus any applicable catch up limits.

Employee Stock Purchase Plan

The Company’s 2007 Employee Stock Purchase Plan (the “ESPP”), as approved by the Company’s shareholders in June 2007, permits eligible employees to purchase the Company’s common stock at a discounted price through periodic payroll deductions of up to 15% of their cash compensation. Generally, each offering period will have a maximum duration of six months and shares of common stock will be purchased for each participant at the conclusion of each offering period. The price at which the common stock is purchased under the ESPP is equal to 85% of the lower of (i) the closing price of the common stock on the first business day of the offering period, or (ii) the closing price on the last business day of the offering period. In February 2009, the Company issued 84,470 shares for the offering period ended January 2009. In August 2009, the Company issued 56,810 shares related to the offering period ended July 2009. In February 2010, the Company issued 75,899 shares for the offering period ended January 2010. The ESPP has been suspended, effective with the end of the offering period that ended January 31, 2010.

Stock Option Plans

As a result of the acquisition by Merge, all in-the-money stock options were paid in cash and the shares were cancelled. Total cash paid by the Company for the in-the-money options was $22.3 million.

Share-Based Payment

Stock based compensation is accounted for in accordance with the provisions of FASB ASC 718 — Stock Compensation. ASC 718 requires the recognition of the fair value of stock-based compensation as an expense in the calculation of net income. The Company recognizes stock-based compensation expense ratably over the vesting period of the individual equity instruments. The fair value of stock awards is estimated using the Black-Scholes option valuation method.

The Company recorded the following amounts of stock-based compensation expense in its consolidated statements of operations for the periods and years ended December 31, 2010, April 27, 2010, December 31, 2009 and December 31, 2008:

	Periods Ended		Years Ended December 31,
	(Successor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	April 27,
(amounts in thousands)	2010	2010	2009	2008
Share-based compensation expense included in the statement of operations:
Cost of revenues, maintenance and service	$-	$133	$298	$138
Research and development	-	232	466	413
Selling, general and administrative	111	1,058	1,274	973
Total	$111	$1,423	$2,038	$1,524

In the period ended April 27, 2010 and years ended December 31, 2009 and December 31, 2008 the Company used the following assumptions in the Black-Scholes valuation model:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	(Successor Company) Period Ended December 31, 2010	(Predecessor Company) Period Ended April 27, 2010		(Predecessor Company) Year Ended December 31, 2009		(Predecessor Company) Year Ended December 31, 2008
	Merge Stock Option Plan	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan	Stock Option Plan	Employee Stock Purchase Plan
Average risk-free interest rate	0.81% - 2.13%	1.77%	0.28%	2.03%	0.28%	2.19%	1.88%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected stock price volatility	100.00%	51.0% - 51.8%	72.2%	51.0% - 55.5%	72.2%	43.6% - 51.4%	47.9%
Weighted-average expected life (in years)	4.0	5.4	0.5	5.3	0.5	5.9	0.5
Weighted-average fair value	$1.75	$1.10	$1.17	$1.02	$1.17	$0.96	$0.91

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.  The assumptions for the period ended December 31, 2010 are those used by Merge, since stock-based compensation expense in this period related to options granted under Merge’s plan to AMICAS employees.

Based on historical experience of option pre-vesting cancellations, the Company assumed an annualized forfeiture rate of 7.0%, and 5.3% for its options December 31, 2009 and December 31, 2008, respectively.

A summary of stock option activity and related information for the periods ended December 31, 2010 and April 27, 2010 and the years ended December 31, 2009 and 2008 are as follows:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(shares in thousands)	Shares Available for Grant	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value (1)
(Predecessor Company)				(Years)
Outstanding at December 31, 2007	6,058	7,047	$3.28	5.03	$1,519

Granted		2,410	2.06
Exercised		(17)	1.78		18
Forfeited		(1,131)	3.61
Outstanding at December 31, 2008	3,720	8,309	$2.88	5.65	$241

Granted		1,422	2.12
Exercised		(1,059)	2.08		801
Forfeited		(780)	6.09
Outstanding at December 31, 2009	3,077	7,892	$2.57	6.14	$22,704

Granted		-	-
Exercised		-	-
Forfeited		(7,892)	$2.57
Outstanding at
April 27, 2010	-	-	$-	-	$-

(Successor Company)
Granted		548	$-
Exercised		-	-
Forfeited		(100)	-
Outstanding at December 31, 2010	-	448	$-	5.35	$542

(Predecessor Company)
Options exercisable at December 31, 2008		5,161	$3.20	3.77	$80
Options exercisable at December 31, 2009		4,857	$2.77	4.84	$13,010
Options exercisable at April 27, 2010		-	$-	-	$-
(Successor Company)
Options exercisable at December 31, 2010		-	$-	-	$-

(1)
The aggregate intrinsic value on this table was calculated based on the positive difference between the closing market value of the Company’s common stock on the dates indicated and the exercise price of the underlying options.

In the period ended April 27, 2010, the Company received $0.2 million from employees upon exercise of options and ESPP. There were no tax benefits recognized related to the exercise of options. In accordance with Company policy, the shares were issued from a pool of shares reserved for issuance under the plan.

At December 31, 2010, there was $617 of unrecognized compensation cost related to stock option share-based payments. The company expects this compensation cost will be recognized over a weighted-average period of 3.4 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the periods ended December 31, 2010 and April 27, 2010 and years ended December 31, 2009 and 2008 is as follows:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
(Predecessor Company)
Restricted at December 31, 2007	25,985	$3.23
Granted	36,269	2.79
Unrestricted	(25,985)	3.23
Restricted at December 31, 2008	36,269	2.79
Granted	60,690	2.62
Unrestricted	(36,269)	2.79
Restricted at December 31, 2009	60,690	2.62
Granted	-	-
Unrestricted	-	-
Cancelled	(60,690)	2.62
Restricted at April 27, 2010	-	-
(Successor Company)
Granted	-	-
Unrestricted	-	-
Restricted at December 31, 2010	-	$-

As a result of the acquisition, all remaining outstanding restricted shares were cancelled and holders were paid cash of $6.05 per share.

N.	Income Taxes

The components of the income tax provision are as follows:

	Periods Ended		Years Ended December 31,
	(Successor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	April 27,
(amounts in thousands)	2010	2010	2009	2008
Income tax (benefit) provision
Current federal	$(34)	$-	$(362)	$-
Current state	245	46	(1,208)	158
Total current (benefit) provision	211	46	(1,570)	158
Deferred federal	-	-	820	(1,907)
Deferred state	-	-	197	(525)
Valuation allowance	-	-	(1,017)	2,432
Total deferred (benefit) provision	-	-	-	-
Total provision (credit) for income taxes	$211	$46	$(1,570)	$158

The provision (credit) for income taxes attributable to income (loss) from continuing operations differs from the computed expense by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Periods Ended		Years Ended December 31,
	(Successor Company) December 31, 2010	(Predecessor Company) April 27, 2010	(Predecessor Company) 2009	(Predecessor Company) 2008
(amounts in thousands)
Benefit computed at statutory rates	$(3,727)	$(4,351)	$(2,013)	$(10,469)
States taxes, net of federal benefit	926	30	226	(239)
Permanent differences including nondeductible acquisition costs	13	2,953	947	374
Goodwill impairment	-	-	-	8,035
Nondeductible interest	6,022	-	-	-
Reversal of ASC 740 (FIN 48) reserves	-	-	(1,382)	-
AMT refund, net of current payable	(34)	-	(362)	-
Change in valuation allowances and other	(2,989)	1,414	1,014	2,457
Actual income tax benefit	$211	$46	$(1,570)	$158

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	(Successor Company)	(Predecessor Company)
(amounts in thousands)	2010	2009
Deferred income tax assets:
Allowance for doubtful accounts	$214	$285
Goodwill amortization	-	4,789
Accrued expenses	1,105	755
Deferred revenue	-	489
Net operating loss carry forwards	46,997	38,296
Credit carry forwards	3,206	3,533
Share-based payment	49	1,602
Difference between book and tax bases of property and equipment	915	1,305
Other	642	1,134
	53,128	52,188
Less: Valuation allowance	(28,166)	(50,386)
	24,962	1,802

Deferred income tax liabilities:
Acquired/developed software	4,459	1,364
Deferred revenue	3,673	-
Intangible assets	16,830	438
	24,962	1,802
Net deferred income tax asset	$-	$-

As of December 31, 2010, the Company has US. federal, state and foreign net operating loss carryforwards of approximately $152.7 million, $118.3 million and $5.2 million, respectively, which will expire at various dates through 2030.  As of December 31, 2010, the Company has U.S. federal and foreign tax credit carryforwards of $1.9 million and $0.4 million, respectively, which will expire at various dates through 2022.  The Company also has $0.9 million of alternative minimum tax credit carryforwards with an indefinite life.

Management has assessed the recovery of the Company’s net deferred tax assets of $28.2 million and as a result of this assessment, recorded a full valuation allowance as of December 31, 2010.  Management’s assessment is based upon cumulative losses in recent years, significant unutilized net operating loss and credit carryforwards, limited carryback opportunities and uncertain future operating profitability.  Management has also considered the effect of U.S. Internal Revenue Code (the “Code”) Section 382 on its ability to utilize its net operating loss and credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  A substantial portion of the Company’s net operating loss and credit carryforwards are attributable to acquired entities that will be subject to the ownership change limitations of Section 382.  Based upon this analysis, a full valuation allowance has been recorded against the Company’s net deferred tax assets since management believes it is more likely than not the net deferred tax assets will not be realized.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has no unrecognized tax benefits as of December 31, 2010 or 2009.  As of December 31, 2008, the Company had $1.1 million in unrecognized tax benefits that were recognized during 2009 due to the expiration of the statute of limitations.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.  As of December 31, 2008, the Company had accrued interest of $0.3 million related to unrecognized tax benefits that was reversed in 2009 due to the statute of limitations expiration.  No interest was accrued as of December 31, 2010 or 2009.  The Company has not recorded any penalties related to uncertain tax positions.  The Company does not reasonably expect any significant change in unrecognized tax benefits within the next twelve months.

During 2010, the Internal Revenue Service (“IRS”) completed an examination of the Company’s U.S. federal income tax returns for the years ended December 31, 2007 and 2008 resulting in no change. The tax years 1997 through 2010 remain open however as carryforward attributes generated in years past may still be adjusted upon examination by the IRS and other taxing authorities if they have or will be used in a future period.  Further, pre-acquisition period tax returns of acquired entities will likewise remain open to examination to the extent carryforward attributes arising from these pre-acquisition years have or will be used in a future period.  The Company’s major tax jurisdiction is the U.S. federal.

O.	Quarterly Results of Operations (Unaudited)

(amounts in thousands, except for per share data)	2010 Quarterly Results
	(Predecessor Company)	(Predecessor Company)	(Successor Company)	(Successor Company)	(Successor Company)
	March 31	April 27 (1)	June 30 (2)	September 30	December 31
Net sales	$29,434	$7,282	$13,919	$25,175	$26,502
Gross margin	15,953	3,196	4,771	12,489	12,600
Income (loss) before income taxes	(1,705)	(10,679)	(7,037)	(1,984)	(5,567)
Net income (loss)	(1,751)	(10,679)	(7,037)	(1,984)	(5,778)
Basic income (loss) per share	$(0.05)	$(0.34)	NA	NA	NA
Diluted income (loss) per share	(0.05)	(0.34)	NA	NA	NA

(1)	Results displayed are for the period April 1, 2010 to April 27, 2010.
(2)	Results displayed are for the period April 28, 2010 to June 30, 2010.

	2009 Quarterly Results
	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	March 31	June 30	September 30	December 31
Net sales	$11,271	$23,493	$27,196	$27,182
Gross margin	5,786	10,537	13,154	13,572
Income (loss) before income taxes	(1,116)	(6,505)	502	1,539
Net income (loss )	(1,169)	(6,585)	1,676	2,068
Basic income (loss) per share	$(0.03)	$(0.19)	$0.05	$0.06
Diluted income (loss) per share	(0.03)	(0.19)	0.05	0.05

P.	Supplemental Disclosure of Cash Flow Activities

The Company made cash payments, net of refunds, for income taxes of $(0.4) million, zero, $0.1 million and $0.1 million in the periods ended December 31, 2010 and April 27, 2010, and the years ended December 31, 2009 and 2008, respectively.  The Company paid interest of $11.9 million in the period ended December 31, 2010.  The Company paid $3.2 million in cash and held back $0.8 million for an acquisition in 2010, and paid $39.0 million for the acquisition of Emageon Inc. in 2009.

Index

AMICAS, INC. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Q.	Subsequent Event

Effective January 1, 2011, AMICAS, Inc. was merged into Merge Healthcare Solutions Inc.  As a result, the financial position and results of operations for AMICAS, Inc. are no longer available on a stand-alone basis.

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

Our control system is designed to provide reasonable assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on their evaluation as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10−K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c)	Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Merge Healthcare Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Index

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

In our opinion, Merge Healthcare Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Healthcare Incorporated  as of December 31, 2010 and 2008, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO USA, LLP

Milwaukee, Wisconsin
March 15, 2011

(d)	Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2010.

Item 9B.	OTHER INFORMATION

None.

PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we will file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2011 annual shareholder meeting (Proxy Statement) not later than April 30, 2011, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2011 annual meeting of shareholders.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the 2011 proxy statement under the caption “Information Concerning Directors, Nominees and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the 2011 proxy statement under the caption “Information Concerning Directors, Nominees and Executive Officers — Board Committees.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the 2011 proxy statement under the heading “Information Concerning Directors, Nominees and Executive Officers — Code of Business Conduct and Ethics.”

Index

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets of Merge Healthcare Incorporated and Subsidiaries at December 31, 2010 and 2009;

•	Consolidated Statements of Operations of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Shareholders’ Equity of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2010, 2008 and 2008;

Index

•	Consolidated Statements of Cash Flows of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2010, 2009 and 2008;

•	Consolidated Statements of Comprehensive Loss of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2010, 2009 and 2008;

•	Notes to Consolidated Financial Statements of Merge Healthcare Incorporated and Subsidiaries;

•	Consolidated Balance Sheets of AMICAS, Inc. and Subsidiary at December 31, 2010 (Successor Company) and 2009 (Predecessor Company);

•
Consolidated Statements of Operations of AMICAS, Inc. and Subsidiary for the period ended December 31, 2010 (Successor Company), the period ended April 27, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company);

•
Consolidated Statements of Shareholders’ Equity of AMICAS, Inc. and Subsidiary for the period ended December 31, 2010 (Successor Company), the period ended April 27, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company);

•
Consolidated Statements of Cash Flows of AMICAS, Inc. and Subsidiary for the period ended December 31, 2010 (Successor Company), the period ended April 27, 2010 and the years ended December 31, 2009 and 2008 (Predecessor Company); and

•	Notes to Consolidated Financial Statements of AMICAS, Inc. and Subsidiary

(b)	See Exhibit Index that follows.

Index

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of May 30, 2009, by and among Registrant, Merge Acquisition Corp., a wholly owned subsidiary of Registrant, and etrials Worldwide, Inc. (A)
2.2	Agreement and Plan of Merger, dated as of August 7, 2009, by and among Registrant, Merge Acquisition Corporation, a wholly owned subsidiary of Registrant, Confirma, Inc. and John L. Brooks (B)
2.3	Agreement and Plan of Merger, dated as of February 28, 2010, by and among Registrant, Project Ready Corp., a wholly owned subsidiary of Registrant, and AMICAS, Inc. (C)
2.4	Stock Purchase Agreement, dated as of July 2, 2010, by and among Stryker Corporation, Stryker Imaging Corporation and the Registrant
3.1
Certificate of Incorporation as filed on October 14, 2008, Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008 (C), Certificate of Designations, Preferences and Rights of Series A Non–Voting Preferred Stock as filed on April 26, 2010, and Amendment to the Amended Certificate of Incorporation as filed on September 27, 2010

3.2	Bylaws of Registrant (D)
10.1	Registration Rights Agreement, dated June 4, 2008, by and between Registrant and Merrick RIS, LLC (E)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC (F)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008 (G)*
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 (G)*
10.5	Amendment dated July 1, 2008 to that certain Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC (H)
10.6	Consulting Agreement, effective as of January 1, 2009, by and between Registrant and Merrick RIS, LLC (D)
10.7	1996 Stock Option Plan for Employees of Registrant dated May 13, 1996 (I), as amended and restated in its entirety as of September 1, 2003 (J)*
10.8	1998 Stock Option Plan for Directors (K)*
10.9	2000 Employee Stock Purchase Plan of Registrant effective July 1, 2000 (L)*
10.10	2005 Equity Incentive Plan adopted March 4, 2005, and effective May 24, 2005 (M)*
10.11	Amendment effective as of January 1, 2010 to that certain Consulting Agreement, effective as of January 1, 2009, by and among the Registrant and Merrick RIS, LLC (N)
10.12	Employment Agreement by and between the Registrant and Jeffery A. Surges entered into as of November 5, 2010*
14.1	Code of Ethics (D)
14.2	Whistleblower Policy (D)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP – Milwaukee
23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP - Boston
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 30, 2009.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 7, 2009.

Index

(C)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated February 28, 2010.
(D)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2008.
(F)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 22, 2008.
(G)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 15, 2008.
(H)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 7, 2008.
(I)	Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.
(J)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003.
(K)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(L)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(M)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 333-125386) effective June 1, 2005.
(N)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 2, 2010.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated

Date: March 15, 2011	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery A. Surges and Steven M. Oreskovich, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 15, 2011	By:	/s/ Michael W. Ferro, Jr.
Michael W. Ferro, Jr.
Chairman of the Board

Date: March 15, 2011	By:	/s/ Dennis Brown
Dennis Brown
Director

Date: March 15, 2011	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
President and Director

Date: March 15, 2011	By:	/s/ Gregg G. Hartemayer
Gregg G. Hartemayer
Director

Date: March 15, 2011	By:	/s/ Richard A. Reck
Richard A. Reck
Director

Date: March 15, 2011	By:	/s/ Neele E. Stearns, Jr.
Neele E. Stearns, Jr.
Director

Index

Date: March 15, 2011	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

Date: March 15, 2011	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)