Form 10-Q
period 2011-03-31
MERGE HEALTHCARE INC
filed 2011-05-05
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001–33006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).  Yes ☐    No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of May 2, 2011:  84,272,059

INDEX

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

ASSETS	March 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents, including restricted cash of $847 and $1,647 at March 31, 2011and December 31, 2010, respectively	$47,736	$41,029
Accounts receivable, net of allowance for doubtful accounts and sales returns of $1,750 and $1,322 at March 31, 2011 and December 31, 2010, respectively	54,418	53,254
Inventory	3,612	3,486
Prepaid expenses	3,223	4,191
Deferred income taxes	2,545	2,545
Other current assets	13,705	9,336
Total current assets	125,239	113,841
Property and equipment:
Computer equipment	8,976	9,859
Office equipment	1,945	2,007
Leasehold improvements	1,151	1,055
	12,072	12,921
Less accumulated depreciation	7,172	7,149
Net property and equipment	4,900	5,772
Purchased and developed software, net of accumulated amortization of $11,250 and $9,811 at March 31, 2011 and December 31, 2010, respectively	25,120	26,619
Other intangible assets, net of accumulated amortization of $11,023 and $8,419 at March 31, 2011 and December 31, 2010, respectively	47,043	48,957
Goodwill	170,079	169,533
Deferred income taxes	16,394	17,006
Other assets	12,748	14,660
Total assets	$401,523	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,433	$18,370
Interest payable	9,792	3,917
Accrued wages	4,371	4,304
Restructuring accrual	1,225	1,707
Other accrued liabilities	6,874	6,875
Deferred revenue	45,877	49,876
Total current liabilities	88,572	85,049
Notes payable, net of unamortized discount	195,292	195,077
Deferred revenue	5,814	3,809
Income taxes payable	5,683	5,683
Other	1,683	1,964
Total liabilities	297,044	291,582
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; 41,750 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively. Aggregate liquidation preference: $54,275 at March 31, 2011 and December 31, 2010, respectively.	41,750	41,750
Common stock, $0.01 par value: 150,000,000 shares authorized: 84,259,176 shares and 83,258,123shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	843	833
Common stock subscribed, 12,883 shares and 991,053 shares at March 31, 2011 and December 31, 2010, respectively	60	3,323
Additional paid-in capital	531,515	527,228
Accumulated deficit	(471,461)	(469,872)
Accumulated other comprehensive income	1,772	1,544
Total shareholders' equity	104,479	104,806
Total liabilities and shareholders' equity	$401,523	$396,388

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2011	2010
Net sales:
Software and other	$18,671	$9,365
Professional services	8,400	3,745
Maintenance and EDI	25,601	6,860
Total net sales	52,672	19,970
Cost of sales:
Software and other	6,577	704
Professional services	5,063	2,997
Maintenance and EDI	7,964	1,497
Depreciation and amortization	2,499	1,218
Total cost of sales	22,103	6,416
Gross margin	30,569	13,554
Operating costs and expenses:
Sales and marketing	8,693	2,819
Product research and development	6,752	3,256
General and administrative	6,590	3,851
Acquisition-related expenses	104	5,938
Restructuring and other expenses	(36)	-
Depreciation and amortization	2,650	840
Total operating costs and expenses	24,753	16,704
Operating income (loss)	5,816	(3,150)
Other income (expense):
Interest expense	(6,360)	(5)
Interest income	6	15
Other, net	(206)	36
Total other income (expense)	(6,560)	46
Loss before income taxes	(744)	(3,104)
Income tax expense	845	48
Net loss	(1,589)	(3,152)
Less: preferred stock dividends	1,566	-
Net loss available to common shareholders	$(3,155)	$(3,152)
Net loss per share - basic	$(0.04)	$(0.04)
Weighted average number of common shares outstanding - basic	84,208,907	74,801,177
Net loss per share - diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding - diluted	84,208,907	74,801,177

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,589)	$(3,152)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,149	2,058
Share-based compensation	1,062	354
Change in contingent consideration for acquisitions	-	165
Amortization of notes payable issuance costs & discount	569	-
Provision for doubtful accounts receivable and sales returns, net of recoveries	428	55
Deferred income taxes	612	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,015)	(3,574)
Inventory	(126)	(20)
Prepaid expenses	934	(72)
Accounts payable	1,863	694
Accrued wages	(20)	(70)
Restructuring accrual	(613)	(408)
Deferred revenue	(2,335)	849
Accrued interest and other liabilities	5,584	(324)
Other	(2,602)	(1,157)
Net cash provided by (used in) operating activities	6,901	(4,602)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(1,350)
Purchases of property, equipment, and leasehold improvements	(284)	(555)
Change in restricted cash	800	42
Preferred stock deposits in escrow	-	(25,700)
Net cash provided by (used in) investing activities	516	(27,563)
Cash flows from financing activities:
Note and stock issuance costs paid	-	(1,551)
Proceeds from exercise of stock options and employee stock purchase plan	90	31
Principal payments on capital leases	-	(57)
Preferred stock deposits	-	30,000
Net cash provided by financing activities	90	28,423
Net increase (decrease) in cash and cash equivalents	7,507	(3,742)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	39,382	19,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$46,889	$15,320

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1	$5
Cash paid for income taxes, net of refunds	(6)	56

(1)	Net of restricted cash of $1,647 and $559 at December 31, 2010 and 2009, respectively.
(2)	Net of restricted cash of $847 and $517 at March 31, 2011 and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806
Stock issued under ESPP	-	-	(3,469)	2	16,352	-	58	-	-	60
Exercise of stock options	-	-	-	-	10,000	-	30	-	-	30
Share-based compensation expense	-	-	-	-	-	-	1,062	-	-	1,062
Shares issued for acquisitions	-	-	(974,701)	(3,265)	974,701	10	3,137	-	-	(118)
Net loss	-	-	-	-	-	-	-	(1,589)	-	(1,589)
Other comprehensive income	-	-	-	-	-	-	-	-	228	228
Balance at March 31, 2011	41,750	$41,750	12,883	$60	84,259,176	$843	$531,515	$(471,461)	$1,772	$104,479

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)
	Three Months Ended March 31,
	2011	2010
Net loss	$(1,589)	$(3,152)
Translation adjustment	(20)	-
Unrealized gain (loss) on marketable security, net of taxes	248	(13)
Comprehensive loss	$(1,361)	$(3,165)

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010 of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Accrued Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2011 and December 31, 2010:

	Balance at March 31, 2011	Balance at December 31, 2010
Revenue recognized in excess of billings	$12,734	$8,337
Taxes receivable	16	848
Other non-trade receivables	955	151
	$13,705	$9,336

Other accrued liabilities consist primarily of leases payable, deferred tax liability, accrued taxes and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2011 and December 31, 2010:

	Balance at March 31, 2011	Balance at December 31, 2010
Leases payable	$543	$679
Deferred tax liability	732	732
Accrued taxes	1,382	1,296
Other current liabilities	4,217	4,168
	$6,874	$6,875

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(3)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill for the three months ended March 31, 2011, are as follows:

Total
Balance at December 31, 2010	$169,533
Adjustments to acquisitions	546
Balance at March 31, 2011	$170,079

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of March 31, 2011 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	6.2	$34,545	$(10,067)
Capitalized software	3.4	1,825	(1,183)
Customer relationships	8.5	42,226	(6,958)
Backlog	3.8	8,110	(3,178)
Trade names	10.0	4,590	(468)
Non-competes	6.0	3,140	(419)
Total		$94,436	$(22,273)

In the quarter ended March, 31, 2011, we decreased the gross carrying amount of purchased software by $61 and increased the carrying amount of customer relationships, trade names and non-competes by $591, $60 and $40, respectively, related to the finalization of accounting for insignificant acquisitions completed in the fourth quarter of 2010.

Our purchased and capitalized software assets are measured at fair value on a non-recurring basis using Level 3 inputs (as defined in Note 4).  In calculating potential impairment losses, we evaluate the expected future benefit of the assets using undiscounted cash flow techniques.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 9 months of the year ended:	2011	$10,709
For the year ended December 31:	2012	12,457
	2013	11,507
	2014	10,407
	2015	8,171
	Thereafter	18,912
	Total	$72,163

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Amortization expense for the three months ended March 31, 2011 and 2010 is set forth in the following table:

	Three Months Ended March 31,
	2011	2010
Amortization included in cost of sales:
Purchased software	$1,384	$862
Capitalized software	53	129
Backlog	936	-
Total	2,373	991

Amortization included in operating expenses:
Customer relationships	1,421	404
Trade names	124	10
Non-competes	124	-
Total	1,669	414
Total amortization	$4,042	$1,405

(4)	Fair Value Measurement

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amount of our marketable equity security is based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our notes payable approximates fair value due to the interest rates and terms approximating those available to the company for similar obligations.

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

Non-Current Investments

At March 31, 2011, we held certain securities in a publicly traded entity and private companies which are classified within other assets on our condensed consolidated balance sheet.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value on a recurring basis.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are classified as Level 3 investments and are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investments as of March 31, 2011, and concluded that there was no significant change in their fair value.

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Rollforward of Level 1 Investment	Three Months Ended March 31,
	2011	2010
Balance at January 1	$55	$110
Unrealized gain (loss)	283	(13)
Balance at March 31	$338	$97

Unrealized gains or losses on our Level 1 available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	March 31, 2011	December 31, 2010
Cumulative translation adjustment	$1,916	$1,936
Unrealized loss on available-for-sale security, net of taxes	(144)	(392)
Total accumulated other comprehensive income	$1,772	$1,544

(5)	Restructuring

The following table sets forth the activity in the three months ended March 31, 2011, related to restructuring activities taken in prior years:

	Employee Termination Costs	Contract Exit Costs	Relocation	Total
Balance at December 31, 2010	$449	$1,698	$42	$2,189
Adjustments to expense	(10)	-	(25)	(35)
Payments	-	(578)	-	(578)
Balance at March 31, 2011	$439	$1,120	$17	$1,576

As of March 31, 2011, $1,225 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

(6)	Debt

In April 2010, we issued $200,000 of Senior Secured Notes (Notes) at 97.266% of the principal amount, which bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, we incurred issuance costs of $9,015 (which are recorded in other assets on the condensed consolidated balance sheet as of March 31, 2011).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.  In the three months ended March 31, 2011, we recorded $6,443 of interest expense related to the Notes, including $354 and $215 in amortization of debt issuance costs and debt discount, respectively.

(7)	Shareholders’ Equity

In the three months ended March 31, 2011, we recorded a cumulative dividend of $1,566 related to our outstanding preferred stock.  This dividend is reflected as a reduction of net income available to common shareholders in our condensed statement of operations.

In the three months ended March 31, 2011, we issued 974,701 shares as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended March 31,
	2011	2010
Share-based compensation expense included in the statement of operations:
Professional services cost of sales	$10	$6
Maintenance and EDI cost of sales	28	-
Sales and marketing	587	83
Product research and development	(8)	62
General and administrative	445	203
Total	$1,062	$354

Stock option activity in the three months ended March 31, 2011 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2010	7,959,110
Options granted	1,175,000
Options exercised	(10,000)
Options forfeited and expired	(50,342)
Options outstanding, March 31, 2011	9,073,768

Options exercisable, March 31, 2011	3,009,064

As of March 31, 2011, there was approximately $9,512 of unrecognized compensation cost related to stock options that may be recognized in future periods.

(9)	Commitments and Contingencies

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore entered into an oral employment contract on or about June 15, 2006, but did not make any decision as to damages, which would be addressed in a later phase of the litigation.  We have retained litigation counsel and intend to continue to vigorously defend this action, including an evaluation of the Company’s rights to an appeal from the court’s April 6, 2011 decision and Order.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The court rendered no opinion on the merits of Merge’s claims. Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint against its former CEO, Richard Linden, in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Linden in prior legal actions. Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) an affiliate of SIBL in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the court.  However, an adverse outcome could negatively impact our operating results and financial condition.

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

Guarantees

As a result of the acquisition of AMICAS, we assumed a guarantee to a lender on behalf of a customer.  At March 31, 2011, the balance outstanding on the loan was approximately $805.  As the customer makes loan payments to the lender, the guarantee is reduced.

(10)	Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures).  We amended the agreement effective January 1, 2010 to extend the term through December 31, 2011, and modify the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of March 31, 2011, Merrick and its affiliates owned approximately 37.7% of our common stock.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

We paid $304 and zero to Merrick for such services and recognized $94 and $250 in expenses in the three month periods ended March 31, 2011 and 2010, respectively.  As of March 31, 2011 and 2010, we have $94 and $253, respectively, recorded in accounts payable covering all obligations under this agreement.

On April 1, 2010, we entered into a Securities Purchase Agreement with Merrick, under which Merrick subscribed to purchase 10,000 shares of Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of common stock for an aggregate purchase price of $10,000, under the same terms and conditions as other investors.

Merrick also purchased, at the same purchase price per note as the other investors in the offering, $5.0 million of the $200.0 million aggregate principal amount of Notes that we issued on April 28, 2010 to complete our acquisition of AMICAS.

(11)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that interim period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the three month period ended March 31, 2011.  Within the next twelve months we estimate that unrecognized tax benefits will decrease by approximately $4,119 due to statute expirations.

(12)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  Earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders in the respective periods.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.  The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss available to common shareholders	$(3,155)	$(3,152)
Denominator:
Weighted average number of shares of Common Stock outstanding - basic	84,208,907	74,801,177
Denominator for net loss per share - diluted	84,208,907	74,801,177
Net loss per share - basic	$(0.04)	$(0.04)
Net loss per share - diluted	$(0.04)	$(0.04)

In the three months ended March 31, 2011 and 2010, options to purchase 1,273,768 and 1,980,467 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net loss per share.

As a result of the losses in the three months ended March 31, 2011 and 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 7,800,000 and 1,280,452 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(13)	Guarantor Subsidiaries

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

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$14,658	$27,945	$5,133	$-	$47,736
Accounts receivable, net	-	48,486	5,932	-	54,418
Intercompany receivables	6,213	14,118	741	(21,072)	-
Other current assets	600	18,157	4,328	-	23,085
Total current assets	21,471	108,706	16,134	(21,072)	125,239
Net property and equipment	142	4,173	585	-	4,900
Purchased and developed software, net	240	24,153	727	-	25,120
Other intangible assets, net	158	46,081	804	-	47,043
Goodwill	-	168,800	1,279	-	170,079
Investment in and advances to subsidiaries	285,439	633	-	(286,072)	-
Other assets	13,261	6,996	11,764	(2,879)	29,142
Total assets	$320,711	$359,542	$31,293	$(310,023)	$401,523
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,706	$16,426	$2,301	$-	$20,433
Deferred revenue	-	43,085	2,792	-	45,877
Intercompany payables	-	5,931	25,238	(31,169)	-
Other accrued liabilities	10,672	10,608	982	-	22,262
Total current liabilities
Notes payable	195,292	-	-	-	195,292
Other long-term liabilities	8,562	6,556	941	(2,879)	13,180
Total liabilities	216,232	82,606	32,254	(34,048)	297,044
Total shareholders' equity	104,479	276,936	(961)	(275,975)	104,479
Total liabilities and shareholders' equity	$320,711	$359,542	$31,293	$(310,023)	$401,523

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$870	$35,877	$4,282	$-	$41,029
Accounts receivable, net	-	48,201	5,053	-	53,254
Intercompany receivables	14,170	14,168	961	(29,299)	-
Other current assets	791	14,844	3,923	-	19,558
Total current assets	15,831	113,090	14,219	(29,299)	113,841
Net property and equipment	156	4,949	667	-	5,772
Purchased and developed software, net	601	25,210	808	-	26,619
Other intangible assets, net	395	48,053	509	-	48,957
Goodwill	-	167,957	1,576	-	169,533
Investment in and advances to subsidiaries	284,893	1,830	-	(286,723)	-
Other assets	13,615	8,829	12,101	(2,879)	31,666
Total assets	$315,491	$369,918	$29,880	$(318,901)	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,054	$14,155	$2,161	$-	$18,370
Deferred revenue	-	48,216	1,660	-	49,876
Intercompany payables	-	13,767	25,580	(39,347)	-
Other accrued liabilities	4,965	10,902	936	-	16,803
Total current liabilities	7,019	87,040	30,337	(39,347)	85,049
Notes payable	195,077	-	-	-	195,077
Other long-term liabilities	8,589	4,885	861	(2,879)	11,456
Total liabilities	210,685	91,925	31,198	(42,226)	291,582
Total shareholders' equity	104,806	277,993	(1,318)	(276,675)	104,806
Total liabilities and shareholders' equity	$315,491	$369,918	$29,880	$(318,901)	$396,388

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$47,425	$5,247	$-	$52,672
Cost of sales	-	20,760	1,343	-	22,103
Gross margin	-	26,665	3,904	-	30,569
Selling, research and development, general and administrative expenses	1,817	17,297	2,921	-	22,035
Acquisition-related expenses	104	-	-	-	104
Restructuring and other expenses	-	(36)	-	-	(36)
Depreciation and amortization	156	2,379	115	-	2,650
Total operating costs and expenses	2,077	19,640	3,036	-	24,753
Operating income (loss)	(2,077)	7,025	868	-	5,816
Equity in net income of subsidiaries	6,983	(812)	-	(6,171)	-
Other, net	(6,405)	(118)	(37)	-	(6,560)
Other income (expense)	578	(930)	(37)	(6,171)	(6,560)
Income (loss) before income taxes	(1,499)	6,095	831	(6,171)	(744)
Income tax expense	90	177	578	-	845
Net income (loss)	$(1,589)	$5,918	$253	$(6,171)	$(1,589)

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$13,985	$5,985	$-	$19,970
Cost of sales	-	5,265	1,151	-	6,416
Gross margin	-	8,720	4,834	-	13,554
Selling, research and development, general and and administrative expenses	191	7,592	2,143	-	9,926
Acquisition-related expenses	5,938	-	-	-	5,938
Depreciation and amortization	217	540	83	-	840
Total operating costs and expenses	6,346	8,132	2,226	-	16,704
Operating income (loss)	(6,346)	588	2,608	-	(3,150)
Equity in net income of subsidiaries	3,111	(59)	-	(3,052)	-
Other, net	97	(4)	(47)	-	46
Other income (expense)	3,208	(63)	(47)	(3,052)	46
Income (loss) before income taxes	(3,138)	525	2,561	(3,052)	(3,104)
Income tax expense	14	14	20	-	48
Net income (loss)	$(3,152)	$511	$2,541	$(3,052)	$(3,152)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,589)	$5,918	$253	$(6,171)	$(1,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	-	612	-	612
Depreciation and amortization	340	4,572	237	-	5,149
Share-based compensation	389	650	23	-	1,062
Amortization of notes payable issuance costs and discount	569	-	-	-	569
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	391	37	-	428
Net change in assets and liabilities (net of effects of acquisitions)	4,967	(10,157)	(311)	6,171	670
Net cash provided by operating activities	4,676	1,374	851	-	6,901
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	-	(284)	-	-	(284)
Intercompany advances	-	(9,022)	-	9,022	-
Change in restricted cash	-	800	-	-	800
Net cash used in investing activities	-	(8,506)	-	9,022	516
Cash flows from financing activities:
Intercompany advances	9,022	-	-	(9,022)	-
Proceeds from exercise of options and employee stock purchase plan	90	-	-	-	90
Net cash provided by financing activities	9,112	-	-	(9,022)	90
Net increase (decrease) in cash and cash equivalents	13,788	(7,132)	851	-	7,507
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382	(1)
Cash and cash equivalents (net of restricted cash), end of period	$13,974	$27,782	$5,133	$-	$46,889	(2)

(1)Net of restricted cash of $1,647 at December 31, 2010
(2) Net of restricted cash of $847 at March 31, 2011

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,152)	$511	$2,541	$(3,052)	$(3,152)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	218	1,485	355	-	2,058
Share-based compensation	114	175	65	-	354
Change in contingent consideration for acquisitions	-	165	-	-	165
Provision for doubtful accounts receivable and sales returns, net of recoveries		(58)	113	-	55
Net change in assets and liabilities (net of effects of acquisitions)	(4,783)	442	(2,793)	3,052	(4,082)
Net cash provided by (used in) operating activities	(7,603)	2,720	281	-	(4,602)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(1,350)	-	-	(1,350)
Purchases of property, equipment, and leasehold improvements	-	(442)	(113)	-	(555)
Intercompany advances	1,193	-	-	(1,193)	-
Change in restricted cash	-	42	-	-	42
Preferred stock deposits in escrow	(25,700)	-	-	-	(25,700)
Net cash used in investing activities	(24,507)	(1,750)	(113)	(1,193)	(27,563)
Cash flows from financing activities:
Intercompany advances	-	200	(1,393)	1,193	-
Note and stock issuance costs paid	(1,551)	-	-	-	(1,551)
Proceeds from exercise of stock options and employee stock purchase plan	31	-	-	-	31
Principal payments on capital leases	-	(57)	-	-	(57)
Preferred stock deposits	30,000	-	-	-	30,000
Net cash provided by (used in) financing activities	28,480	143	(1,393)	1,193	28,423
Net increase (decrease) in cash and cash equivalents	(3,630)	1,113	(1,225)	-	(3,742)
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062 (1)
Cash and cash equivalents (net of restricted cash), end of period	$1,483	$9,905	$3,932	$-	$15,320 (2)

(1)  Net of restricted cash of $559 at December 31, 2009.
(2)  Net of restricted cash of $517 at March 31, 2010.

(14)	Recent Accounting Pronouncements

There were no recent pronouncements that have had or may have a significant effect on our financial condition or results of operation.  We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

INDEX

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2010.

Management’s Discussion and Analysis is presented in the following order:

• Overview
• Results of Operations
• Liquidity and Capital Resources
• Material Off Balance Sheet Arrangements
• Critical Accounting Policies

Overview

Our solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, advanced clinical tools like computer aided detection (CAD), the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  Our proven ability to innovate has driven consistent expansion of solutions and services and entry into new markets.  We also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.

We primarily generate revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was approximately $42.3 million as of March 31, 2011.  Maintenance, which we renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period and recorded as software revenue, revenues derived from SaaS offerings which are recorded as professional services revenue and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  During the first quarter of 2011, recurring revenue was approximately 65% of total net sales.

Our solutions optimize processes for healthcare organizations ranging in size from single-doctor practices to health systems, for the sponsors of clinical trials, for the medical device industry, for the healthcare commerce system and for consumers of healthcare. These solutions are licensed by more than 1,500 hospitals; 4,000 clinics and labs, 250 OEM customers and 70% of the top pharmaceutical companies. We believe that we have an opportunity to grow revenues by expanding our solution footprint in existing customers, as only a small percent currently have more than one of our solutions.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as the push for Meaningful Use incentives drives adoption of Electronic Health Records, we envision this will create significant demand for our vendor-neutral archiving and iConnect access platforms to image enable those newly deployed systems. In order to take advantage of these opportunities, we began aggressively hiring sales and marketing personnel in the fourth quarter of 2010.  We continue these hiring efforts today.

INDEX

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
During 2010, we expanded our product offerings through the acquisition of AMICAS, Inc. (AMICAS), an image and information management solutions provider, which we acquired on April 28, 2010 as well as five other acquisitions.  As a result of the timing of the completion of the acquisition of AMICAS, the comparability of the results of operations in the three months ended March 31, 2011 differ significantly from the same period in 2010.  In addition, in the three months ended March 31, 2010, we incurred $5.9 million in acquisition related expenses associated with the acquisition of AMICAS.

•
We issued $200.0 million of Senior Secured Notes (Notes) in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $9.0 million.  The three months ended March 31, 2011 include three months of interest expense and amortization of the original issuance discount and costs of the Notes, while 2010 has no such expenses.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

INDEX

	Three Months Ended March 31,				Change
	2011	% (1)	2010	% (1)		$ %

Net sales:
Software and other	$18,671	35.4%	$9,365	46.9%	$9,306	99.4%
Professional services	8,400	15.9%	3,745	18.8%	4,655	124.3%
Maintenance and EDI	25,601	48.6%	6,860	34.4%	18,741	273.2%
Total net sales	52,672	100.0%	19,970	100.0%	32,702	163.8%
Cost of sales:
Software and other	6,577	35.2%	704	7.5%	5,873	834.2%
Professional services	5,063	60.3%	2,997	80.0%	2,066	68.9%
Maintenance and EDI	7,964	31.1%	1,497	21.8%	6,467	432.0%
Depreciation and amortization	2,499	4.7%	1,218	6.1%	1,281	105.2%
Total cost of sales	22,103	42.0%	6,416	32.1%	15,687	244.5%
Total gross margin	30,569	58.0%	13,554	67.9%	17,015	125.5%

Gross margin by net sales category (3)
Software and other	12,094	64.8%	8,661	92.5%	3,433	39.6%
Professional services	3,337	39.7%	748	20.0%	2,589	346.1%
Maintenance and EDI	17,637	68.9%	5,363	78.2%	12,274	228.9%

Operating expenses:
Sales and marketing	8,693	16.5%	2,819	14.1%	5,874	208.4%
Product research and development	6,752	12.8%	3,256	16.3%	3,496	107.4%
General and administrative	6,590	12.5%	3,851	19.3%	2,739	71.1%
Acquisition-related expenses	104	0.2%	5,938	29.7%	(5,834)	-98.2%
Restructuring and other expenses	(36)	-0.1%	-	0.0%	(36)	NM (2)
Depreciation and amortization	2,650	5.0%	840	4.2%	1,810	215.5%
Total operating costs and expenses	24,753	47.0%	16,704	83.6%	8,049	48.2%
Operating income (loss)	5,816	11.0%	(3,150)	-15.8%	8,966	-284.6%
Other income (expense), net	(6,560)	-12.5%	46	0.2%	(6,606)	NM (2)
Loss before income taxes	(744)	-1.4%	(3,104)	-15.5%	2,360	-76.0%
Income tax expense	845	1.6%	48	0.2%	797	NM (2)
Net loss	(1,589)	-3.0%	(3,152)	-15.8%	1,563	-49.6%
Less: preferred stock dividends	1,566	3.0%	-	0.0%	-	NM (2)
Net loss available to common shareholders	$(3,155)	-6.0%	$(3,152)	-15.8%	$(3)	0.1%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2011 were $18.7 million, an increase of $9.3 million, or 99.4%, from $9.4 million in 2010, primarily due to sales arising from the acquisition of AMICAS.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2011 were $8.4 million, an increase of $4.7 million, or 124.3%, from $3.7 million in 2010, primarily due to sales arising from the acquisition of AMICAS.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $25.6 million, an increase of $18.7 million, or 273.2%, from $6.9 million in 2010 due to sales arising from the acquisition of AMICAS.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $12.1 million in 2011, an increase of $3.4 million, or 39.6%, from $8.7 million in 2010.  Gross margin as a percentage of software and other sales decreased to 64.8% in 2011 from 92.5% in 2010, due to an increase in hardware sales, which are at lower margins than software only sales, as a result of the acquisition of AMICAS.  Hardware sales were 28% of software and other sales in 2011 compared to 5% in 2010.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

INDEX

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $3.3 million in 2011, an increase of $2.6 million, or 346.1%, from $0.7 million in 2010.  Gross margin as a percentage of professional service sales increased to 39.7% in 2011 from 20.0% in 2010, primarily due to an increase in the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $17.6 million in 2011, an increase of $12.3 million, or 228.9%, from $5.3 million in 2010.  Gross margin as a percentage of maintenance and EDI sales decreased to 68.9% in 2011 from 78.2% in 2010, primarily due to the impact of the AMICAS acquisition, which included more third party maintenance costs.  Further, EDI margins are typically lower than that of maintenance.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.3 million, or 105.2%, to $2.5 million in 2011 from $1.2 million in 2010, primarily due to the acquisition of AMICAS.

Sales and Marketing

Sales and marketing expense increased $5.9 million, or 208.4%, to $8.7 million in 2011 from $2.8 million in 2010, primarily due to the acquisition of AMICAS. As a percentage of net sales, sales and marketing expense increased by 2.4% to 16.5% as a result of our investments in these functions to allow us to meet our sales goals.  We expect that our quarterly sales and marketing expenses will continue to increase in 2011 as we invest further in these functions.

Product Research and Development

Product research and development expense increased $3.5 million, or 107.4%, to $6.8 million in 2011 from $3.3 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, product research and development decreased by 3.5% to 12.8% as we were able to leverage our innovation efforts.  We expect that our quarterly product research and development expense will increase in 2011 as we invest and grow these functions to allow us to innovate and expand our product solution capabilities.

General and Administrative

General and administrative expense increased $2.7 million, or 71.1%, to $6.6 million in 2011 from $3.9 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, general and administrative expenses decreased by 6.8% to 12.5% as a result of the cost saving initiatives which were implemented in connection with the acquisition of AMICAS.  We expect to leverage our current level of general and administrative operations during 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $1.8 million, or 215.5%, to $2.6 million in 2011 from $0.8 million in 2010, due to depreciation and amortization on fixed assets and intangible assets acquired from AMICAS.

Other Income (Expense), Net

Net other expense increased $6.6 million in 2011, primarily due to $6.5 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million Notes issued to fund the AMICAS acquisition.

Income Tax Expense

In 2011, we recorded income tax expense of $0.8 million, resulting in an effective tax rate of (113.6%) compared to (1.5%) of income tax expense recorded in 2010.   The effective tax rate for 2011 differs significantly from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance.  The effective tax rate for 2010 differed from the statutory rate primarily due to the effect of changes in valuation allowances in both our primary foreign and domestic tax jurisdictions.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

INDEX

Liquidity and Capital Resources

Our cash and cash equivalents were $47.7 million at March 31, 2011, an increase of approximately $6.7 million, or 16.3%, from our balance of $41.0 million at December 31, 2010.  In addition, our working capital was $36.7 million at March 31, 2011, an increase of $7.9 million from our working capital of $28.8 million at December 31, 2010.

The change in cash and cash equivalents during the three month periods ended March 31, 2011and 2010 is attributed to the following factors:

	Three Months Ended March 31,
	2011	2010
	( unaudited)
	(amounts in millions)
Cash received from (paid for):
Acquisitions	$-	$(1.4)
Restructuring initiatives	(0.6)	(0.4)
Acquisition related costs	(0.4)	(4.9)
Preferred stock deposits, net of escrow	-	4.3
Debt and equity issuance costs	-	(1.6)
Property and equipment purchases	(0.3)	(0.6)
Settlements with former officers	(0.9)	-
Core business operations	8.9	0.8
Increase (decrease) in cash	$6.7	$(3.8)

Operating Cash Flows

Cash provided by operating activities was $6.9 million in 2011, compared to cash used in operating activities of $4.6 million in 2010.  The net loss in 2011 of $1.6 million includes non-cash expenses of $7.2 million and interest expense from our Notes of $5.9 million, which is not payable until May 2011.  In addition, the timing between the recording of acquisition-related and restructuring costs and payments thereof impacted operating cash flows.

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments as of March 31, 2011 of $1.6 million.  DSO, based on pro forma revenues, was 91 days in the first quarter of 2011 compared to a quarterly average of 99 days in 2010.

Contractual Obligations

Total outstanding commitments as of March 31, 2011 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5Years	More than 5 Years
Operating leases	$22,317	$4,509	$5,560	$3,135	$9,113
Capital leases (including interest)	56	54	2	-	-
Notes payable (Including interest)	305,750	23,500	47,000	235,250	-
Total	$328,123	$28,063	$52,562	$238,385	$9,113

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, $0.4 million, zero and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.8 million (primarily letters-of-credit related to our leased facilities) and a $0.8 million guarantee to a lender on behalf of a customer of ours at March 31, 2011, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

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

For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended March 31, 2011 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of March 31, 2011, our cash and cash equivalents included money market funds and short term deposits totaling $47.7 million, and earned interest at a weighted average rate of approximately 0.2%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.5 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China and Europe that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures in 2011 or 2010.

INDEX

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide resonable assurance of achieving their objectives, as of March 31, 2011, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of  March 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2011.

INDEX

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their service as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore entered into an oral employment contract on or about June 15, 2006, but did not make any decision as to damages, which would be addressed in a later phase of the litigation.  We have retained litigation counsel and intend to continue to vigorously defend this action, including an evaluation of the Company’s rights to an appeal from the court’s April 6, 2011 decision and Order.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5.0 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The court rendered no opinion on the merits of Merge’s claims. Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint against its former CEO, Richard Linden, in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Linden in prior legal actions. Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) an affiliate of SIBL in February 2009, which resulted in the payment of a $9.0 million break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9.0 million payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the court.  However, an adverse outcome could negatively impact our operating results and financial condition.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K.

See also the discussions in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the three months ended March 31, 2011, we issued 974,701 shares as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.  Further information about this transaction can be found in our Current Report on Form 8-K dated January 6, 2011.

Item 6.	Exhibits

(a)  Exhibits
 See Exhibit Index

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

May 5, 2011	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

May 5, 2011	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
President and Chief Financial Officer
(principal financial officer)

INDEX

EXHIBIT INDEX

31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002