Form 10-Q
period 2011-06-30
MERGE HEALTHCARE INC
filed 2011-08-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act
Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 5, 2011:  89,646,785

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

	June 30,	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents, including restricted cash of $767 and $1,647 at June 30, 2011 and December 31, 2010, respectively	$45,234	$41,029
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,565 and $1,322 at June 30, 2011 and December 31, 2010, respectively	58,481	53,254
Inventory	3,095	3,486
Prepaid expenses	3,679	4,191
Deferred income taxes	2,545	2,545
Other current assets	11,853	9,336
Total current assets	124,887	113,841
Property and equipment:
Computer equipment	9,742	9,859
Office equipment	1,802	2,007
Leasehold improvements	1,201	1,055
	12,745	12,921
Less accumulated depreciation	7,737	7,149
Net property and equipment	5,008	5,772
Purchased and developed software, net of accumulated amortization of $6,963 and $9,811 at June 30, 2011 and December 31, 2010, respectively	24,016	26,619
Other intangible assets, net of accumulated amortization of $9,722 and $8,419 at June 30, 2011 and December 31, 2010, respectively	41,986	48,957
Goodwill	171,578	169,533
Deferred income taxes	14,566	17,006
Other assets	13,578	14,660
Total assets	$395,619	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,629	$18,370
Interest payable	4,935	3,917
Accrued wages	6,426	4,304
Restructuring accrual	1,027	1,707
Other accrued liabilities	7,772	6,875
Deferred revenue	42,134	49,876
Total current liabilities	78,923	85,049
Notes payable, net of unamortized discount	249,065	195,077
Deferred revenue	5,104	3,809
Income taxes payable	5,707	5,683
Other	1,464	1,964
Total liabilities	340,263	291,582
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; zero and 41,750 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively. Aggregate liquidation preference: zero and $54,275 at June 30, 2011 and December 31, 2010, respectively.	-	41,750
Common stock, $0.01 par value: 150,000,000 shares authorized: 84,367,509 shares and 83,258,123 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	844	833
Common stock subscribed, 14,372 shares and 991,053 shares at June 30, 2011 and December 31, 2010, respectively	71	3,323
Additional paid-in capital	525,675	527,228
Accumulated deficit	(473,146)	(469,872)
Accumulated other comprehensive income	1,912	1,544
Total shareholders' equity	55,356	104,806
Total liabilities and shareholders' equity	$395,619	$396,388

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
Software and other	$17,639	$6,592	$36,310	$15,957
Professional services	10,515	5,631	18,915	9,377
Maintenance and EDI	27,438	16,780	53,039	23,639
Total net sales	55,592	29,003	108,264	48,973
Cost of sales:
Software and other	4,681	1,690	11,258	2,394
Professional services	5,016	4,028	10,079	7,025
Maintenance and EDI	6,687	5,809	14,651	7,306
Depreciation, amortization and impairment	2,347	4,487	4,846	5,705
Total cost of sales	18,731	16,014	40,834	22,430
Gross margin	36,861	12,989	67,430	26,543
Operating costs and expenses:
Sales and marketing	7,853	4,189	16,546	7,008
Product research and development	7,017	5,752	13,769	9,008
General and administrative	8,264	5,591	14,854	9,442
Acquisition-related expenses	375	2,421	479	8,359
Restructuring and other expenses	-	3,483	(36)	3,483
Depreciation, amortization and impairment	5,223	2,181	7,873	3,021
Total operating costs and expenses	28,732	23,617	53,485	40,321
Operating income (loss)	8,129	(10,628)	13,945	(13,778)
Other income (expense):
Interest expense	(6,746)	(4,316)	(13,106)	(4,321)
Interest income	167	8	173	23
Other, net	(1,209)	33	(1,415)	69
Total other expense, net	(7,788)	(4,275)	(14,348)	(4,229)
Income (loss) before income taxes	341	(14,903)	(403)	(18,007)
Income tax expense	2,026	58	2,871	106
Net loss	(1,685)	(14,961)	(3,274)	(18,113)
Less: preferred stock dividends	1,587	15,944	3,153	15,944
Net loss available to common shareholders	$(3,272)	$(30,905)	$(6,427)	$(34,057)
Net loss per share - basic	$(0.04)	$(0.39)	$(0.08)	$(0.44)
Weighted average number of common shares outstanding - basic	84,345,025	80,092,926	84,277,343	77,461,669
Net loss per share - diluted	$(0.04)	$(0.39)	$(0.08)	$(0.44)
Weighted average number of common shares outstanding - diluted	84,345,025	80,092,926	84,277,343	77,461,669

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,274)	$(18,113)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment	12,719	8,726
Share-based compensation	2,120	816
Change in contingent consideration for acquisitions	128	342
Amortization of notes payable issuance costs & discount	1,156	452
Provision for doubtful accounts receivable and sales returns, net of recoveries	782	(277)
Deferred income taxes	2,440	-
Realized gain on sale of equity security	(405)	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,432)	(1,954)
Inventory	391	(151)
Prepaid expenses	479	1,012
Accounts payable	(2,814)	645
Accrued wages	2,035	(329)
Restructuring accrual	(892)	2,100
Deferred revenue	(6,784)	3,987
Accrued interest and other liabilities	217	2,506
Other	(439)	2,105
Net cash provided by operating activities	1,427	1,867
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(600)	(210,226)
Purchases of property, equipment, and leasehold improvements	(1,277)	(745)
Change in restricted cash	880	42
Distribution from investment in equity security	405	76
Net cash used in investing activities	(592)	(210,853)
Cash flows from financing activities:
Proceeds from issuance of term notes	53,560	194,532
Proceeds from issuance of stock	-	41,750
Note and stock issuance costs paid	(1,528)	(8,946)
Proceeds from exercise of stock options and employee stock purchase plan	206	57
Principal payments on capital leases	(41)	(48)
Redemption and retirement of preferred stock	(40,750)	-
Preferred stock dividends	(7,152)	-
Net cash provided by financing activities	4,295	227,345
Effect of exchange rates on cash and cash equivalents	(45)	-
Net increase in cash and cash equivalents	5,085	18,359
Cash and cash equivalents (net of restricted cash), beginning of period (1)	39,382	19,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$44,467	$37,421

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of receipts	$10,919	$8
Cash paid for income taxes, net of refunds	291	(225)

(1) Net of restricted cash of $1,647 and $559 at December 31, 2010 and 2009, respectively.
(2) Net of restricted cash of $767 and $517 at June 30, 2011 and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806
Stock issued under ESPP	-	-	(1,980)	13	29,235	-	118	-	-	131
Exercise of stock options	-	-	-	-	25,000	-	75	-	-	75
Share-based compensation expense	-	-	-	-	-	-	2,120	-	-	2,120
Shares issued for acquisitions	-	-	(974,701)	(3,265)	1,055,151	11	3,462	-	-	208
Preferred stock dividends paid	-	-	-	-	-	-	(7,328)	-	-	(7,328)
Redemption and cancellation of
Series A Preferred Stock	(41,750)	(41,750)	-	-	-	-	-	-	-	(41,750)
Net loss	-	-	-	-	-	-	-	(3,274)	-	(3,274)
Other comprehensive income	-	-	-	-	-	-	-	-	368	368
Balance at June 30, 2011	-	$-	14,372	$71	84,367,509	$844	$525,675	$(473,146)	$1,912	$55,356

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,685)	$(14,961)	$(3,274)	$(18,113)
Translation adjustment	195	-	175	-
Unrealized gain (loss) on marketable security, net of taxes	(55)	(29)	193	(42)
Comprehensive loss	$(1,545)	$(14,990)	$(2,906)	$(18,155)

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Accrued Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of June 30, 2011 and December 31, 2010:

	Balance at June 30, 2011	Balance at December 31, 2010
Revenue recognized in excess of billings	$10,851	$8,337
Taxes receivable	16	848
Other non-trade receivables	986	151
	$11,853	$9,336

Other accrued liabilities consist primarily of leases payable, deferred tax liability, accrued taxes and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of June 30, 2011 and December 31, 2010:

	Balance at June 30, 2011	Balance at December 31, 2010
Leases payable	$501	$679
Deferred tax liability	732	732
Accrued taxes	1,477	1,296
Amounts due investors	1,339	163
Other current liabilities	3,723	4,005
	$7,772	$6,875

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

(3)	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows:

Total
Balance at December 31, 2010	$169,533
Changes due to insignificant acquisitions	1,915
Change due to effect of foreign currency	130
Balance at June 30, 2011	$171,578

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of June 30, 2011 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	6.0	$29,155	$(5,728)
Capitalized software	3.1	1,824	(1,235)
Customer relationships	8.3	38,951	(4,833)
Backlog	3.5	8,100	(4,108)
Trade names	9.0	1,467	(261)
Non-competes	5.8	3,190	(520)
Total		$82,687	$(16,685)

In the six months ended June 30, 2011, we increased the gross carrying amount of purchased software, customer relationships, trade names and non-competes by $99, $741, $120 and $130, respectively, related to an insignificant acquisition in 2011.  In the second quarter of 2011, we wrote off $5,635 and $3,476, respectively, of the gross carrying amount and accumulated amortization of certain purchased software assets and customer relationship assets which were fully amortized.

Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2,805 charge due to the impairment of our trade names associated with certain products.  We also wrote off fully amortized gross carrying amounts and accumulated amortization of $3,167 in trade name assets.  In the second quarter of 2010, as a result of decisions related to overlapping products, we recorded $2,271 of impairment expense to fully write off certain purchased software assets related to products from which we expect no future cash flows.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 6 months of the year ended:	2011	$6,769
For the year ended December 31:	2012	12,243
	2013	11,300
	2014	10,200
	2015	7,968
	Thereafter	17,522
	Total	$66,002

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

Amortization expense for the three and six months ended June 30, 2011 and 2010 is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amortization and impairment included in cost of sales:
Purchased software	$1,269	$3,554	$2,653	$4,416
Capitalized software	50	285	102	414
Backlog	936	273	1,873	273
Total	2,255	4,112	4,628	5,103

Amortization and impairment included in operating expenses:
Customer relationships	1,351	918	2,772	1,313
Trade names	2,955	69	3,077	88
Non-competes	127	74	252	74
Total	4,433	1,061	6,101	1,475
Total amortization and impairment	$6,688	$5,173	$10,729	$6,578

(4)	Fair Value Measurement

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

Non-Current Investments

At June 30, 2011, we held certain securities in a publicly traded entity and a private company which are classified within other assets on our condensed consolidated balance sheet.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value on a recurring basis.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investment in equity securities of a private company, over which we do not exert significant influence, is classified as a Level 3 investment and is reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investment as of June 30, 2011, and concluded that there was no significant change in its fair value.

In the three and six months ended June 30, 2011, we received proceeds of $405 from the sale of an investment in equity securities of a private company, which had a carrying value of zero, and recorded a $405 gain in other income (expense) on our statements of operations.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

Rollforward of Level 1 Investment	Six Months Ended June 30,
	2011	2010
Balance at January 1	$55	$110
Unrealized gain (loss)	221	(42)
Balance at June 30	$276	$68

Unrealized gains or losses on our Level 1 available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	June 30, 2011	December 31, 2010
Cumulative translation adjustment	$2,111	$1,936
Unrealized loss on available-for-sale security, net of taxes	(199)	(392)
Total accumulated other comprehensive income	$1,912	$1,544

(5)	Restructuring

The following table sets forth the activity in the six months ended June 30, 2011, related to restructuring activities taken in prior years:

	Employee Termination Costs	Contract Exit Costs	Relocation	Total
Balance at December 31, 2010	$449	$1,698	$42	$2,189
Adjustments to expense	(11)	-	(25)	(36)
Payments	(41)	(803)	(15)	(859)
Foreign exchange	3	-	-	3
Balance at June 30, 2011	$400	$895	$2	$1,297

As of June 30, 2011, $1,027 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other long term liabilities.

(6)	Debt

In April 2010, we issued $200,000 of Senior Secured Notes (Notes) at 97.266% of the principal amount, which bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, we incurred issuance costs of $9,015 (which are recorded in other assets on the condensed consolidated balance sheet).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.

In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock and to pay associated dividends (as further discussed in Note 7).  These additional Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Prior to issuance, we received consents from the majority of holders of the existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1,528 in consent fees from the proceeds of the Notes.  These fees are recorded as an issuance cost in long-term assets and will be amortized over the remaining life of the Notes using the effective interest method.  We also incurred $1,442 in costs related to the issuance of the additional Notes that did not qualify for capitalization.  These costs are recorded in “other expense, net” of our statements of operations for the three and six months ended June 30, 2011.

In the three and six months ended June 30, 2011, we recorded $6,650 and $13,093, respectively, of interest expense related to the Notes, including $376 and $729, respectively, in amortization of debt issuance costs and $213 and $427, respectively, in amortization of debt discount.  In the three and six months ended June 30, 2010, we recorded $4,368 and $4,368, respectively, of interest expense related to the Notes, including $276 and $276, respectively, in amortization of debt issuance costs and $176 and $176, respectively, in amortization of debt discount.  As of June 30, 2011 and 2010, the notes payable balances on our balance sheet included $2,935 and $4,923, respectively, of unamortized net discount.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

(7)	Shareholders’ Equity

In the three and six months ended June 30, 2011, we recorded dividends of $1,587 and $3,153, respectively, related to our preferred stock.  These dividends are reflected as a reduction of net income available to common shareholders in our condensed statement of operations.

In June 2011, we redeemed and retired all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41,750 and paid cumulative dividends of $7,328.  Prior to the redemption, shareholders of our Series A Preferred Stock waived the two-year liquidation preference.

In the six months ended June 30, 2011, we issued 974,701 shares of our common stock as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.  We also issued 80,450 shares of our common stock as partial consideration for an insignificant acquisition which was completed in the second quarter of 2011 and will issue up to an additional 120,674 shares of our common stock subject to achievement of certain contingent consideration provisions in the acquisition agreement.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Share-based compensation expense included in the statement of operations:
Professional services cost of sales	$9	$22	$19	$28
Maintenance and EDI cost of sales	83	2	111	2
Sales and marketing	248	68	835	151
Product research and development	17	93	9	155
General and administrative	701	277	1,146	480
Total	$1,058	$462	$2,120	$816

Stock option activity in the six months ended June 30, 2011 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2010	7,959,110
Options granted	1,465,000
Options exercised	(25,000)
Options forfeited and expired	(148,717)
Options outstanding, June 30, 2011	9,250,393

Options exercisable, June 30, 2011	3,713,205

As of June 30, 2011, there was approximately $9,447 of unrecognized compensation cost related to stock options that may be recognized in future periods.

On June 2, 2011, our shareholders approved an amendment to our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 to 16,500,000 shares of our common stock.

(9)	Commitments and Contingencies

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision. The appeal is ongoing and the Circuit Court litigation has been stayed pending appeal.  We have retained litigation counsel, intend to continue to defend this action vigorously and have filed a counterclaim for fraud, among other claims, against both Mortimore and Noshay. We will also continue to pursue the appeal.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the Court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the Court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award. On June 6, 2011, the insurer filed an action against AMICAS, Inc. and Merge in Federal Court in the Northern District of Illinois seeking a declaration that it is not responsible for the $2,500 portion of the judgment rendered in the December 4, 2010 judgment from the Superior Court of Suffolk County, Massachusetts.  Merge intends to file a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  Merge intends to seek a dismissal of the insurer’s action. However, an adverse outcome could negatively impact our financial condition.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  However, an adverse outcome could negatively impact our operating results and financial condition.

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

Guarantees

As a result of the acquisition of AMICAS, we assumed a guarantee to a lender on behalf of a customer.  At June 30, 2011, the balance outstanding on the loan was approximately $805.  As the customer makes loan payments to the lender, the guarantee is reduced.

(10)	Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures).  We amended the agreement effective January 1, 2010 to extend the term through December 31, 2011, and modify the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of June 30, 2011, Merrick and its affiliates owned approximately 37.6% of our common stock.

In the three and six month periods ended June 30, 2011, we incurred $450 and $544, respectively, in expenses and paid $250 and $554, respectively, to Merrick for such services. In the three and six month periods ended June 30, 2010, we incurred $1,055 and $1,308, respectively, in expenses and paid $1,265 and $1,265, respectively, to Merrick for such services. As of June 30, 2011 and 2010, we had $294 and $57, respectively, recorded in accounts payable covering all obligations under this agreement.

On April 1, 2010, we entered into a Securities Purchase Agreement with Merrick, under which Merrick subscribed to purchase 10,000 shares of Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of common stock for an aggregate purchase price of $10,000, under the same terms and conditions as other investors.  On June 20, 2011, we redeemed all outstanding Series A Preferred Stock and paid Merrick the $10,000 face value as well as $1,755 in cumulative dividends, under the same terms and conditions as other investors.

On April 28, 2010, Merrick purchased, at the same purchase price per Note as the other investors in the offering, $5,000 of the $200,000 aggregate principal amount of Notes that we issued to complete our acquisition of AMICAS.  On June 20, 2011, Merrick purchased, at the same purchase price per Note as the other investors in the offering, $5,000 of the $52,000 aggregate principal amount of additional Notes.

(11)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that interim period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the three and six month periods ended June 30, 2011.  Within the next twelve months we estimate that unrecognized tax benefits will decrease by approximately $4,600 due to statute of limitations expirations.

(12)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  Earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders, during the periods such stock was outstanding, in the respective periods.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

In the three months ended June 30, 2011 and 2010, options to purchase 541,161 and 2,014,829 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net loss per share.  In the six months ended June 30, 2011 and 2010, options to purchase 1,065,393 and 2,014,829 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net loss per share.

As a result of the losses in the three months ended June 30, 2011 and 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 8,709,232 and 4,550,000 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the losses in the six months ended June 30, 2011 and 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 8,185,000 and 4,550,000 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$11,206	$29,577	$4,451	$-	$45,234
Accounts receivable, net	-	49,846	8,635	-	58,481
Intercompany receivables	3,799	16,105	689	(20,593)	-
Other current assets	989	15,864	4,319	-	21,172
Total current assets	15,994	111,392	18,094	(20,593)	124,887
Net property and equipment	132	4,321	555	-	5,008
Purchased and developed software, net	-	23,281	735	-	24,016
Other intangible assets, net	-	41,166	820	-	41,986
Goodwill	-	170,169	1,409	-	171,578
Investment in and advances to subsidiaries	292,417	(64)	-	(292,353)	-
Other assets	13,775	6,654	10,594	(2,879)	28,144
Total assets	$322,318	$356,919	$32,207	$(315,825)	$395,619
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,309	$12,630	$1,690	$-	$16,629
Deferred revenue	-	39,763	2,371	-	42,134
Intercompany payables	-	5,501	23,742	(29,243)	-
Other accrued liabilities	7,002	11,686	1,472	-	20,160
Total current liabilities	9,311	69,580	29,275	(29,243)	78,923
Notes payable	249,065	-	-	-	249,065
Other long-term liabilities	8,586	5,706	862	(2,879)	12,275
Total liabilities	266,962	75,286	30,137	(32,122)	340,263
Total shareholders' equity	55,356	281,633	2,070	(283,703)	55,356
Total liabilities and shareholders' equity	$322,318	$356,919	$32,207	$(315,825)	$395,619

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$870	$35,877	$4,282	$-	$41,029
Accounts receivable, net	-	48,201	5,053	-	53,254
Intercompany receivables	14,170	14,168	961	(29,299)	-
Other current assets	791	14,844	3,923	-	19,558
Total current assets	15,831	113,090	14,219	(29,299)	113,841
Net property and equipment	156	4,949	667	-	5,772
Purchased and developed software, net	601	25,210	808	-	26,619
Other intangible assets, net	395	48,053	509	-	48,957
Goodwill	-	167,957	1,576	-	169,533
Investment in and advances to subsidiaries	284,893	1,830	-	(286,723)	-
Other assets	13,615	8,829	12,101	(2,879)	31,666
Total assets	$315,491	$369,918	$29,880	$(318,901)	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,054	$14,155	$2,161	$-	$18,370
Deferred revenue	-	48,216	1,660	-	49,876
Intercompany payables	-	13,767	25,580	(39,347)	-
Other accrued liabilities	4,965	10,902	936	-	16,803
Total current liabilities	7,019	87,040	30,337	(39,347)	85,049
Notes payable	195,077	-	-	-	195,077
Other long-term liabilities	8,589	4,885	861	(2,879)	11,456
Total liabilities	210,685	91,925	31,198	(42,226)	291,582
Total shareholders' equity	104,806	277,993	(1,318)	(276,675)	104,806
Total liabilities and shareholders' equity	$315,491	$369,918	$29,880	$(318,901)	$396,388

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$46,369	$9,223	$-	$55,592
Cost of sales	-	17,417	1,314	-	18,731
Gross margin	-	28,952	7,909	-	36,861
Selling, research and development, general and administrative expenses	587	18,364	4,183	-	23,134
Acquisition-related expenses	375	-	-	-	375
Restructuring and other expenses	-	-	-	-	-
Depreciation, amortization and impairment	104	5,021	98	-	5,223
Total operating costs and expenses	1,066	23,385	4,281	-	28,732
Operating income (loss)	(1,066)	5,567	3,628	-	8,129
Equity in net income of subsidiaries	8,091	(475)	-	(7,616)	-
Other, net	(8,058)	(42)	312	-	(7,788)
Other income (expense)	33	(517)	312	(7,616)	(7,788)
Income (loss) before income taxes	(1,033)	5,050	3,940	(7,616)	341
Income tax expense	652	264	1,110	-	2,026
Net income (loss)	$(1,685)	$4,786	$2,830	$(7,616)	$(1,685)

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$25,549	$3,454	$-	$29,003
Cost of sales	-	14,559	1,455	-	16,014
Gross margin	-	10,990	1,999	-	12,989
Selling, research and development, general and administrative expenses	877	12,846	1,809	-	15,532
Acquisition-related expenses	2,391	30	-	-	2,421
Restructuring and other expenses	463	2,743	277	-	3,483
Depreciation, amortization and impairment	303	1,799	79	-	2,181
Total operating costs and expenses	4,034	17,418	2,165	-	23,617
Operating income (loss)	(4,034)	(6,428)	(166)	-	(10,628)
Equity in net income of subsidiaries	(6,602)	(34)	-	6,636	-
Other, net	(4,218)	(29)	(28)	-	(4,275)
Other income (expense)	(10,820)	(63)	(28)	6,636	(4,275)
Income (loss) before income taxes	(14,854)	(6,491)	(194)	6,636	(14,903)
Income tax expense (benefit)	107	(49)	-	-	58
Net income (loss)	$(14,961)	$(6,442)	$(194)	$6,636	$(14,961)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$93,794	$14,470	$-	$108,264
Cost of sales	-	38,177	2,657	-	40,834
Gross margin	-	55,617	11,813	-	67,430
Selling, research and development, general and administrative expenses	2,404	35,661	7,104	-	45,169
Acquisition-related expenses	479	-	-	-	479
Restructuring and other expenses	-	(36)	-	-	(36)
Depreciation, amortization and impairment	260	7,400	213	-	7,873
Total operating costs and expenses	3,143	43,025	7,317	-	53,485
Operating income (loss)	(3,143)	12,592	4,496	-	13,945
Equity in net income of subsidiaries	15,074	(1,287)	-	(13,787)	-
Other, net	(14,463)	(160)	275	-	(14,348)
Other income (expense)	611	(1,447)	275	(13,787)	(14,348)
Income (loss) before income taxes	(2,532)	11,145	4,771	(13,787)	(403)
Income tax expense	742	441	1,688	-	2,871
Net income (loss)	$(3,274)	$10,704	$3,083	$(13,787)	$(3,274)

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$39,534	$9,439	$-	$48,973
Cost of sales	-	19,824	2,606	-	22,430
Gross margin	-	19,710	6,833	-	26,543
Selling, research and development, general and administrative expenses	1,068	20,438	3,952	-	25,458
Acquisition-related expenses	8,329	30	-	-	8,359
Restructuring and other expenses	463	2,743	277	-	3,483
Depreciation, amortization and impairment	520	2,339	162	-	3,021
Total operating costs and expenses	10,380	25,550	4,391	-	40,321
Operating income (loss)	(10,380)	(5,840)	2,442	-	(13,778)
Equity in net income of subsidiaries	(3,491)	(93)	-	3,584	-
Other, net	(4,121)	(33)	(75)	-	(4,229)
Other income (expense)	(7,612)	(126)	(75)	3,584	(4,229)
Income (loss) before income taxes	(17,992)	(5,966)	2,367	3,584	(18,007)
Income tax expense (benefit)	121	(35)	20	-	106
Net income (loss)	$(18,113)	$(5,931)	$2,347	$3,584	$(18,113)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,274)	$10,704	$3,083	$(13,787)	$(3,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	567	11,723	429	-	12,719
Share-based compensation	986	1,086	48	-	2,120
Change in contingent consideration for acquisitions	-	128	-	-	128
Amortization of notes payable issuance costs and discount	1,156	-	-	-	1,156
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	106	676	-	782
Deferred income taxes	628	87	1,725	-	2,440
Realized gain on sale of equity security	-	-	(405)	-	(405)
Net change in assets and liabilities (net of effects of acquisitions)	(12,813)	(11,056)	(4,157)	13,787	(14,239)
Net cash provided by (used in) operating activities	(12,750)	12,778	1,399	-	1,427
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(600)	-	-	(600)
Purchases of property, equipment, and leasehold improvements	-	(1,277)	-	-	(1,277)
Intercompany advances	18,750	(2,250)	-	(16,500)	-
Change in restricted cash	80	800	-	-	880
Distribution from investment in equity security	-	-	405	(16,500)	405
Net cash provided by (used in) investing activities	18,830	(3,327)	405	26,202	(592)
Cash flows from financing activities:
Intercompany advances	-	(14,910)	(1,590)	16,500	-
Proceeds from issuance of term notes	53,560	-	-	-	53,560
Note issuance costs paid	(1,528)	-	-	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	206	-	-	-	206
Principal payments on capital leases	-	(41)	-	-	(41)
Redemption and retirement of preferred stock	(40,750)	-	-	-	(40,750)
Preferred stock dividends	(7,152)	-	-	-	(7,152)
Net cash provided by (used in) financing activities	4,336	(14,951)	(1,590)	16,500	4,295
Net increase (decrease) in cash and cash equivalents	10,416	(5,500)	169	-	5,085
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382 (1)
Cash and cash equivalents (net of restricted cash), end of period	$10,602	$29,414	$4,451	$-	$44,467 (2)

(1) Net of restricted cash of $1,647 at December 31, 2010
(2) Net of restricted cash of $767 at June 30, 2011

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,113)	$(5,931)	$2,347	$3,584	$(18,113)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	1,514	6,796	416	-	8,726
Share-based compensation	257	412	147	-	816
Change in contingent consideration for acquisitions	-	342	-	-	342
Amortization of notes payable issuance costs and discount	452	-	-	-	452
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	(384)	107	-	(277)
Net change in assets and liabilities (net of effects of acquisitions)	5,454	8,587	(536)	(3,584)	9,921
Net cash provided by (used in) operating activities	(10,436)	9,822	2,481	-	1,867
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(208,876)	(1,350)	-	-	(210,226)
Purchases of property, equipment, and leasehold improvements	(7)	(611)	(127)	-	(745)
Intercompany advances	(13,350)	-	-	13,350	-
Change in restricted cash	-	42	-	-	42
Distribution from investment in equity security	-	-	76	-	76
Net cash used in investing activities	(222,233)	(1,919)	(51)	13,350	(210,853)
Cash flows from financing activities:
Intercompany advances	-	14,645	(1,295)	(13,350)	-
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	-	-	-	194,532
Proceeds from issuance of stock	41,750	-	-	-	41,750
Note and stock issuance costs paid	(8,946)	-	-	-	(8,946)
Proceeds from employee stock purchase plan	57	-	-	-	57
Principal payments on capital leases	-	(48)	-	-	(48)
Net cash provided by (used in) financing activities	227,393	14,597	(1,295)	(13,350)	227,345
Net increase (decrease) in cash and cash equivalents	(5,276)	22,500	1,135	-	18,359
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062 (1)
Cash and cash equivalents (net of restricted cash), end of period	$(163)	$31,292	$6,292	$-	$37,421 (2)

(1) Net of restricted cash of $559 at December 31, 2009.
(2) Net of restricted cash of $517 at June 30, 2010.

(14)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We have not early adopted this ASU.  Our adoption of this amendment will only impact the presentation of comprehensive income in our consolidated condensed financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments to this ASU are to be applied prospectively.  ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of this amendment will affect our disclosures only and will not have a material impact on our statement of operations or financial position.

Index

Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

(15)	Subsequent Event

On August 4, 2011, we completed our acquisition of Ophthalmic Imaging Systems (OIS).  Under the terms set forth in the Agreement and Plan of Merger entered into with OIS on June 5, 2011, each share of OIS common stock was converted into the right to receive 0.1693 shares of Merge common stock.  We issued approximately 5,132,000 shares in connection with the transaction. Based on the $5.68 per share price of Merge common stock as of the close of trading on August 4, 2011, the aggregate value of Merge common stock issued as consideration was approximately $29,150.

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

Overview

Our solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications and the interoperability of proprietary software solutions.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.  We also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.

We primarily generate revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was $40.1 million as of June 30, 2011.  Maintenance, which we renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period and recorded as software revenue, revenues derived from SaaS offerings which are recorded as professional services revenue and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  During the second quarter of 2011, recurring revenue was approximately 62.5% of total net sales.

Our solutions optimize processes for healthcare providers ranging in size from single-doctor practices to health systems, for the sponsors of clinical trials, for the medical device industry, for the healthcare commerce system and for consumers of healthcare. These solutions are licensed by more than 1,500 hospitals; 4,000 clinics and labs, 250 medical device manufacturers and have been used by 70% of the top pharmaceutical companies. We believe that we have an opportunity to grow revenues by expanding our solution footprint in existing customers, as only a small percent currently have more than one of our solutions.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as the push for Meaningful Use incentives drives adoption of Electronic Health Records, we envision this will create significant demand for our vendor-neutral archiving and iConnect access platforms to image enable those newly deployed systems. In order to take advantage of these opportunities, we began aggressively hiring sales and marketing personnel in the fourth quarter of 2010.

Index

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
During 2010, we expanded our product offerings through the acquisition of AMICAS, Inc. (AMICAS), an image and information management solutions provider, which we acquired on April 28, 2010 as well as five other acquisitions.  As a result of the timing of the completion of the acquisition of AMICAS, the comparability of the results of operations in the three and six months ended June 30, 2011 differ significantly from the same periods in 2010, which include only 2 months of AMICAS’ results.

•
We issued $200.0 million of Senior Secured Notes (Notes) in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $9.0 million.  The three and six months ended June 30, 2011 include three months and six months, respectively, of interest expense and amortization of the original issuance discount and costs of the Notes, whereas the three and six months ended June 30, 2010 include two months and two months, respectively, of such expenses.

•
In order to improve our long-term cash flow outlook, we issued additional Notes in June 2011 to redeem and retire our Series A Preferred Stock.  We issued an additional $52.0 million in Notes at 103.0% of the principal amount with terms identical to the existing Notes, including an 11.75% interest rate.  We used these proceeds to retire all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41.8 million and paid cumulative dividends of $7.3 million (which were accruing at a 15% annually compounding rate). The three and six months ended June 30, 2011 include one month of interest expense and amortization of the premium and certain issuance costs, whereas the three and six months ended June 30, 2010 include no such expenses.  Also, we incurred $2.9 million in costs related to the issuance of the additional Notes, including $1.4 million which was expensed in “other expense, net” of our statement of operations and $1.5 million which was capitalized and will be amortized into interest expense over the remaining term of the Notes.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index

	Three Months Ended June 30,				Change
	2011	% (1)	2010	% (1)	$	%

Net sales:
Software and other	$17,639	31.7%	$6,592	22.7%	$11,047	167.6%
Professional services	10,515	18.9%	5,631	19.4%	4,884	86.7%
Maintenance and EDI	27,438	49.4%	16,780	57.9%	10,658	63.5%
Total net sales	55,592	100.0%	29,003	100.0%	26,589	91.7%
Cost of sales:
Software and other	4,681	26.5%	1,690	25.6%	2,991	177.0%
Professional services	5,016	47.7%	4,028	71.5%	988	24.5%
Maintenance and EDI	6,687	24.4%	5,809	34.6%	878	15.1%
Depreciation, amortization and impairment	2,347	4.2%	4,487	15.5%	(2,140)	-47.7%
Total cost of sales	18,731	33.7%	16,014	55.2%	2,717	17.0%
Total gross margin	36,861	66.3%	12,989	44.8%	23,872	183.8%

Gross margin by net sales category (3)
Software and other	12,958	73.5%	4,902	74.4%	8,056	164.3%
Professional services	5,499	52.3%	1,603	28.5%	3,896	243.0%
Maintenance and EDI	20,751	75.6%	10,971	65.4%	9,780	89.1%

Operating expenses:
Sales and marketing	7,853	14.1%	4,189	14.4%	3,664	87.5%
Product research and development	7,017	12.6%	5,752	19.8%	1,265	22.0%
General and administrative	8,264	14.9%	5,591	19.3%	2,673	47.8%
Acquisition-related expenses	375	0.7%	2,421	8.3%	(2,046)	-84.5%
Restructuring and other expenses	-	0.0%	3,483	12.0%	(3,483)	NM (2)
Depreciation, amortization and impairment	5,223	9.4%	2,181	7.5%	3,042	139.5%
Total operating costs and expenses	28,732	51.7%	23,617	81.4%	5,115	21.7%
Operating income (loss)	8,129	14.6%	(10,628)	-36.6%	18,757	-176.5%
Other expense, net	(7,788)	-14.0%	(4,275)	-14.7%	(3,513)	82.2%
Income (loss) before income taxes	341	0.6%	(14,903)	-51.4%	15,244	-102.3%
Income tax expense	2,026	3.6%	58	0.2%	1,968	NM (2)
Net loss	(1,685)	-3.0%	(14,961)	-51.6%	13,276	-88.7%
Less: preferred stock dividends	1,587	2.9%	15,944	55.0%	(14,357)	-90.0%
Net loss available to common shareholders	$(3,272)	-5.9%	$(30,905)	-106.6%	$27,633	-89.4%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2011 were $17.6 million, an increase of $11.0 million, or 167.6%, from $6.6 million in 2010, primarily due to sales arising from the acquisition of AMICAS.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2011 were $10.5 million, an increase of $4.9 million, or 86.7%, from $5.6 million in 2010, primarily due to sales arising from the acquisition of AMICAS.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $27.4 million, an increase of $10.6 million, or 63.5%, from $16.8 million in 2010, due to sales arising from the acquisition of AMICAS.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $13.0 million in 2011, an increase of $8.1 million, or 164.3%, from $4.9 million in 2010 primarily due to the increase in sales arising from the acquisition of AMICAS.  Gross margin as a percentage of software and other sales was comparable in 2011 to 2010, as hardware sales, which are at lower margins than software only sales, were comparable between the periods.  Hardware sales were 17% of software and other sales in 2011 compared to 18% in 2010.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products, and expect such sales to include a greater mix of hardware for the remainder of 2011.

Index

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $5.5 million in 2011, an increase of $3.9 million, or 243.0%, from $1.6 million in 2010.  Gross margin as a percentage of professional service sales increased to 52.3% in 2011 from 28.5% in 2010, primarily due to an increase in the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $20.8 million in 2011, an increase of $9.8 million, or 89.1%, from $11.0 million in 2010.  Gross margin as a percentage of maintenance and EDI sales increased to 75.6% in 2011 from 65.4% in 2010, primarily due to a reduction in third party maintenance costs.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense decreased $2.1 million, or 47.7%, to $2.4 million in 2011 from $4.5 million in 2010, primarily due to a $2.3 million impairment charge in 2010 related to our purchased software assets and involving overlapping products.

Sales and Marketing

Sales and marketing expense increased $3.7 million, or 87.5%, to $7.9 million in 2011 from $4.2 million in 2010, primarily due to the acquisition of AMICAS.  We expect that our quarterly sales and marketing expenses will continue to increase in 2011 as we invest further in these functions.

Product Research and Development

Product research and development expense increased $1.3 million, or 22.0%, to $7.0 million in 2011 from $5.7 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, product research and development decreased by 7.2% to 12.6% as we were able to leverage our innovation efforts.  We expect that our quarterly product research and development expense will increase in 2011 as we invest and grow these functions to allow us to innovate and expand our product solution capabilities.

General and Administrative

General and administrative expense increased $2.7 million, or 47.8%, to $8.3 million in 2011 from $5.6 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, general and administrative expenses decreased by 4.4% to 14.9% as a result of the cost saving initiatives which were implemented in connection with the acquisition of AMICAS.  These savings were offset by $0.7 million of bonus expense accrued in 2011 based on operational performance to date.  We expect to leverage our current level of general and administrative operations during 2011.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $2.4 million of acquisition-related expenses due to our acquisition of AMICAS.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives, abandonment of non-cancelable building leases and the relocation of employees associated with restructuring activities.  In 2010, we incurred $3.5 million of such expenses primarily related to the reorganization of our business concurrent with our acquisition of AMICAS.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense increased $3.0 million, or 139.5%, to $5.2 million in 2011 from $2.2 million in 2010, primarily due to a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011.

Other Expense, Net

Net other expense increased $3.5 million, or 82.2%, to $7.8 million in 2011 from $4.3 million in 2010.  In 2011 we incurred $6.7 million of interest expense and amortization of issuance costs and note discount associated with our Notes and $1.4 million in debt issue costs related to the additional $52 million in Notes issued in June of 2011.  In 2010, we incurred $4.3 million of interest expense and amortization of issuance costs and note discount associated with our Notes which were issued in April of 2010.

Index

Income Tax Expense

In 2011, we recorded income tax expense of $2.0 million.   The effective tax rate for 2011 differs significantly from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance.  The effective tax rate for 2010 differed from the statutory rate primarily due to the effect of changes in valuation allowances in both our primary foreign and domestic tax jurisdictions.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Six Months Ended June 30,				Change
	2011	% (1)	2010	% (1)	$	%
Net sales:
Software and other	$36,310	33.5%	$15,957	32.6%	$20,353	127.5%
Professional services	18,915	17.5%	9,377	19.1%	9,538	101.7%
Maintenance and EDI	53,039	49.0%	23,639	48.3%	29,400	124.4%
Total net sales	108,264	100.0%	48,973	100.0%	59,291	121.1%
Cost of sales:
Software and other	11,258	31.0%	2,394	15.0%	8,864	370.3%
Professional services	10,079	53.3%	7,025	74.9%	3,054	43.5%
Maintenance and EDI	14,651	27.6%	7,306	30.9%	7,345	100.5%
Depreciation, amortization and impairment	4,846	4.5%	5,705	11.6%	(859)	-15.1%
Total cost of sales	40,834	37.7%	22,430	45.8%	18,404	82.1%
Total gross margin	67,430	62.3%	26,543	54.2%	40,887	154.0%
Gross margin by net sales category (3)
Software and other	25,052	69.0%	13,563	85.0%	11,489	84.7%
Professional services	8,836	46.7%	2,352	25.1%	6,484	275.7%
Maintenance and EDI	38,388	72.4%	16,333	69.1%	22,055	135.0%
Operating expenses:
Sales and marketing	16,546	15.3%	7,008	14.3%	9,538	136.1%
Product research and development	13,769	12.7%	9,008	18.4%	4,761	52.9%
General and administrative	14,854	13.7%	9,442	19.3%	5,412	57.3%
Acquisition-related expenses	479	0.4%	8,359	17.1%	(7,880)	-94.3%
Restructuring and other expenses	(36)	0.0%	3,483	7.1%	(3,519)	-101.0%
Depreciation, amortization and impairment	7,873	7.3%	3,021	6.2%	4,852	160.6%
Total operating costs and expenses	53,485	49.4%	40,321	82.3%	13,164	32.6%
Operating income (loss)	13,945	12.9%	(13,778)	-28.1%	27,723	-201.2%
Other expense, net	(14,348)	-13.3%	(4,229)	-8.6%	(10,119)	239.3%
Income (loss) before income taxes	(403)	-0.4%	(18,007)	-36.8%	17,604	NM (2)
Income tax expense	2,871	2.7%	106	0.2%	2,765	NM (2)
Net loss	(3,274)	-3.0%	(18,113)	-37.0%	14,839	-81.9%
Less: preferred stock dividends	3,153	2.9%	15,944	32.6%	(12,791)	-80.2%
Net income (loss) available to common shareholders	$(6,427)	-5.9%	$(34,057)	-69.5%	$27,630	-81.1%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Index

Net Sales

Software and Other Sales.  Total software and other sales in 2011 were $36.3 million, an increase of $20.3 million, or 127.5%, from $16.0 million in 2010, primarily due to sales arising from the acquisition of AMICAS.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2011 were $18.9 million, an increase of $9.5 million, or 101.7%, from $9.4 million in 2010, primarily due to sales arising from the acquisition of AMICAS.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $53.0 million, an increase of $29.4 million, or 124.4%, from $23.6 million in 2010 due to sales arising from the acquisition of AMICAS.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $25.1 million in 2011, an increase of $11.5 million, or 84.7%, from $13.6 million in 2010.  Gross margin as a percentage of software and other sales decreased to 69.0% in 2011 compared to 85.0% in 2010, due to an increase in hardware sales, which are at lower margins than software only sales, as a result of the acquisition of AMICAS.  Hardware sales were 24% of software and other sales in 2011 compared to 10% in 2010.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $8.8 million in 2011, an increase of $6.5 million, or 275.7%, from $2.3 million in 2010.  Gross margin as a percentage of professional service sales increased to 46.7% in 2011 from 25.1% in 2010, primarily due to an increase in the billable utilization of our professional services resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $38.4 million in 2011, an increase of $22.1 million, or 135.0%, from $16.3 million in 2010.  Gross margin as a percentage of maintenance and EDI sales increased to 72.4% in 2011 from 69.1% in 2010, primarily due to a reduction in third party maintenance costs.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense decreased $0.9 million, or 15.1%, to $4.8 million in 2011 from $5.7 million in 2010, primarily due to a $2.3 impairment charge in 2010 related to our purchased software assets and involving overlapping products, offset by an increase due to the acquisition of AMICAS in 2010.

Sales and Marketing

Sales and marketing expense increased $9.5 million, or 136.1%, to $16.5 million in 2011 from $7.0 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, sales and marketing expense increased by 1.0% to 15.3% as a result of our investments in these functions.

Product Research and Development

Product research and development expense increased $4.8 million, or 52.9%, to $13.8 million in 2011 from $9.0 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, product research and development decreased by 5.7% to 12.7% as we were able to leverage our innovation efforts.

General and Administrative

General and administrative expense increased $5.4 million, or 57.3%, to $14.8 million in 2011 from $9.4 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, general and administrative expenses decreased by 5.6% to 13.7% as a result of the cost saving initiatives which were implemented in connection with the acquisition of AMICAS.  These savings were offset by $1.1 million of bonus expense accrued in 2011 based on operational performance to date.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2010, we incurred $8.4 million of acquisition-related expenses primarily due to our acquisition of AMICAS.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives, abandonment of non-cancelable building leases and the relocation of employees associated with restructuring activities.  In 2010, we incurred $3.5 million of such expenses, primarily related to the reorganization of our business concurrent with our acquisition of AMICAS.

Index

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense increased $4.9 million, to $7.9 million in 2011 from $3.0 million in 2010, primarily due to the acquisition of AMICAS as well as a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011.

Other Expense, Net

Net other expense increased $10.1 million, to $14.3 million in 2011 from $4.2 million in 2010.  In 2011 we incurred $13.1 million of interest expense and amortization of issuance costs and note discount associated with our Notes and $1.4 million in debt issue costs related to the additional $52 million in Notes issued in June 2011.  In 2010, we incurred $4.3 million of interest expense and amortization of issuance costs and note discount associated with our Notes which were issued in April of 2010.

Income Tax Expense

In 2011, we recorded income tax expense of $2.9 million.   The effective tax rate for 2011 differs significantly from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance.  The effective tax rate for 2010 differed from the statutory rate primarily due to the effect of changes in valuation allowances in both our primary foreign and domestic tax jurisdictions.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $45.2 million at June 30, 2011, an increase of approximately $4.2 million, or 10.2%, from our balance of $41.0 million at December 31, 2010.  In addition, our working capital was $46.0 million at June 30, 2011, an increase of $17.2 million from our working capital of $28.8 million at December 31, 2010.

The change in cash and cash equivalents, including restricted cash, during the six month periods ended June 30, 2011 and 2010 is attributed to the following factors:

	Six Months Ended June 30,
	2011	2010
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Issuance of debt and equity	$53.6	$236.3
Debt and equity issuance costs	(2.5)	(8.9)
Redemption of preferred stock	(40.8)	-
Payments of preferred stock dividends	(7.1)	-
Interest paid, net	(10.9)	-
Acquisitions	(0.6)	(210.2)
Restructuring initiatives	(0.9)	(1.4)
Acquisition related costs, net	(0.4)	(7.1)
Property and equipment purchases	(1.2)	(0.8)
Settlements with former officers	(0.9)	-
Other non-operating cash flows	0.4	0.2
Core business operations	15.5	10.2
Increase in cash (including restricted cash)	$4.2	$18.3

Operating Cash Flows

Cash provided by operating activities was $1.4 million in 2011, compared to $1.9 million in 2010.  The net loss in 2011 of $3.3 million includes non-cash expenses of $18.9 million, which were offset by changes in operating assets and liabilities in 2011 that reduced operating cash flows by $14.2 million.

Index

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments due as of June 30, 2011 of $1.3 million.

Investing Cash Flows

In the six months ended June 30, 2011, we paid $0.6 million for an insignificant acquisition and acquired $1.3 million in fixed assets, offset by a $0.9 million decrease in restricted cash.

Financing Cash Flows

In June 2011, we issued $52.0 million in additional Notes at 103.0% of the principal amount with terms identical to the existing Notes.  Prior to issuance, we received consents from the majority of holders of existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1.5 million in consent fees from the proceeds of the Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock at the face value of $41.8 million and to pay associated dividends of $7.3 million.  We paid all but $1.2 million of the redemption payments as of June 30, 2011, with the remaining amounts paid in July 2011.

Contractual Obligations

Total outstanding commitments as of June 30, 2011 were as follows (in thousands):

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$21,230	$4,349	$5,002	$3,154	$8,725
Capital leases (including interest)	22	21	1	-	-
Notes payable (including interest)	370,440	29,610	59,220	281,610	-
Total	$391,692	$33,980	$64,223	$284,764	$8,725

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.8 million (primarily letters-of-credit related to our leased facilities) and a $0.8 million guarantee to a lender on behalf of a customer at June 30, 2011, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

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

Index

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended June 30, 2011 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of June 30, 2011, our cash and cash equivalents included money market funds and short term deposits totaling $45.2 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.5 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30, 2011, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of  June 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2011.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  The appeal is ongoing and the Circuit Court litigation has been stayed pending appeal.  We have retained litigation counsel, intend to continue to defend this action vigorously and have filed a counterclaim for fraud, among other claims, against both Mortimore and Noshay. We will also continue to pursue the appeal.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the Court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, who have provided coverage against the claims asserted against AMICAS.  After receipt of the Court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award. On June 6, 2011, the insurer filed an action against AMICAS, Inc. and Merge in Federal Court in the Northern District of Illinois seeking a declaration that it is not responsible for the $2.5 million portion of the judgment rendered in the December 4, 2010 judgment from the Superior Court of Suffolk County, Massachusetts.  Merge intends to file a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  Merge intends to seek a dismissal of the insurer’s action. However, an adverse outcome could negatively impact our financial condition.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Linden or Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Linden and Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9 million break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9 million payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  However, an adverse outcome could negatively impact our operating results and financial condition.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K, other than those set forth below.

We may be unable to integrate OIS’ operations successfully or to achieve expected cost savings and unanticipated costs relating to the OIS acquisition could reduce our future earnings per share.

On August 4, 2011, we consummated our acquisition of OIS. Our earnings, financial condition and prospects after the acquisition of OIS will depend in part on our ability to integrate the operations and management of OIS and to continue to implement OIS’ business plan. Among the issues that we could face in such integration are:

•	unexpected problems with operations, personnel, technology or credit;
•	loss of customers and employees of OIS;
•	potential difficulty in working with OIS’ employees and customers;
•	the assimilation of OIS’ operations, sites and personnel; and
•	instituting and maintaining uniform standards, controls, procedures and policies.

Even if the integration of OIS is successful, it may not result in the realization of the full benefits of the synergies and growth opportunities that we currently expect or these benefits may not be achieved within the anticipated time frame. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results.

Further, although we anticipate cost savings as a result of the acquisition, we may not be fully able to realize those savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.

We believe that we have reasonably estimated the likely costs of integrating the operations of OIS into our business and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs or future operating expenses, as well as other types of unanticipated adverse developments, could have a material adverse effect on our results of operations and financial condition. If unexpected costs are incurred, the acquisition could have a dilutive effect on our earnings per share, meaning earnings per share could be less than if the acquisition had not been completed.

See also the discussions in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2011, we issued 80,450 shares of common stock as partial consideration for an insignificant acquisition.  These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Index

Item 6.	Exhibits

(a)  Exhibits
See Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

August 9, 2011	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

August 9, 2011	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
President and Chief Financial Officer
(principal financial officer)

Index

EXHIBIT INDEX

3.1
Amended and Restated Certificate of Designation for Series A Preferred Stock, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 8, 2011.

4.1
First Supplemental Indenture, dated June 14, 2011, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011.

4.2
Second Supplemental Indenture, dated June 20, 2011, among the Registrant, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2011.

10.1
Agreement and Plan of Merger, dated June 5, 2011, by and among the Registrant, ES Acquisition Corp. and Ophthalmic Imaging Systems, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 6, 2011.

10.2
Registration Rights Agreement, dated June 20, 2011, among the Registrant, the guarantors party thereto and Morgan Stanley & Co. LLC, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2011.

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

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”