Form 10-Q
period 2011-09-30
MERGE HEALTHCARE INC
filed 2011-11-04
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of November 1, 2011:  90,504,495

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

	September 30,	December 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents, including restricted cash of $707 and $1,647 at September 30, 2011 and December 31, 2010, respectively	$44,685	$41,029
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,570 and $1,322 at September 30, 2011 and December 31, 2010, respectively	66,538	53,254
Inventory	3,727	3,486
Prepaid expenses	4,990	4,191
Deferred income taxes	1,151	2,545
Other current assets	17,195	9,336
Total current assets	138,286	113,841
Property and equipment:
Computer equipment	9,819	9,859
Office equipment	2,180	2,007
Leasehold improvements	1,220	1,055
	13,219	12,921
Less accumulated depreciation	8,356	7,149
Net property and equipment	4,863	5,772
Purchased and developed software, net of accumulated amortization of $8,134 and $9,811 at September 30, 2011 and December 31, 2010, respectively	26,366	26,619
Other intangible assets, net of accumulated amortization of $12,108 and $8,419 at September 30, 2011 and December 31, 2010, respectively	42,760	48,957
Goodwill	199,756	169,533
Deferred income taxes	12,625	17,006
Other assets	12,356	14,660
Total assets	$437,012	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,136	$18,370
Interest payable	12,338	3,917
Accrued wages	7,803	4,304
Restructuring accrual	1,629	1,707
Other accrued liabilities	8,223	6,875
Deferred revenue	44,813	49,876
Total current liabilities	92,942	85,049
Notes payable, net of unamortized discount	249,215	195,077
Deferred income taxes	2,147	-
Deferred revenue	4,373	3,809
Income taxes payable	720	5,683
Other	1,582	1,964
Total liabilities	350,979	291,582
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; zero and 41,750 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively. Aggregate liquidation preference: zero and $54,275 at September 30, 2011 and December 31, 2010, respectively.	-	41,750
Common stock, $0.01 par value: 150,000,000 shares authorized: 89,775,017 shares and 83,258,123 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	898	833
Common stock subscribed, 12,858 shares and 991,053 shares at September 30, 2011 and December 31, 2010, respectively	74	3,323
Additional paid-in capital	556,825	527,228
Accumulated deficit	(474,141)	(469,872)
Accumulated other comprehensive income	1,917	1,544
Total Merge Healthcare Incorporated shareholders' equity	85,573	104,806
Noncontrolling interest	460	-
Total shareholders' equity	86,033	104,806
Total liabilities and shareholders' equity	$437,012	$396,388

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
Software and other	$20,060	$12,931	$56,370	$28,888
Professional services	11,999	6,826	30,914	16,203
Maintenance and EDI	28,018	25,432	81,057	49,071
Total net sales	60,077	45,189	168,341	94,162
Cost of sales:
Software and other	8,909	4,930	20,167	7,324
Professional services	5,403	4,381	15,482	11,406
Maintenance and EDI	7,409	8,622	22,060	15,928
Depreciation, amortization and impairment	2,228	2,805	7,074	8,510
Total cost of sales	23,949	20,738	64,783	43,168
Gross margin	36,128	24,451	103,558	50,994
Operating costs and expenses:
Sales and marketing	10,235	5,776	26,781	12,784
Product research and development	7,195	5,621	20,964	14,629
General and administrative	7,500	6,043	22,354	15,485
Acquisition-related expenses	743	854	1,222	9,213
Restructuring and other expenses	1,151	1,213	1,115	4,696
Depreciation, amortization and impairment	2,352	1,816	10,225	4,837
Total operating costs and expenses	29,176	21,323	82,661	61,644
Operating income (loss)	6,952	3,128	20,897	(10,650)
Other income (expense):
Interest expense	(8,014)	(6,475)	(21,120)	(10,796)
Interest income	75	28	248	51
Other, net	(268)	(140)	(1,683)	(71)
Total other expense, net	(8,207)	(6,587)	(22,555)	(10,816)
Income (loss) before income taxes	(1,255)	(3,459)	(1,658)	(21,466)
Income tax expense (benefit)	(242)	(13)	2,629	93
Net loss	(1,013)	(3,446)	(4,287)	(21,559)
Less: noncontrolling interest's share	(18)	-	(18)	-
Net loss attributable to Merge	(995)	(3,446)	(4,269)	(21,559)
Less: preferred stock dividends	-	1,566	3,153	17,510
Net loss available to common shareholders	$(995)	$(5,012)	$(7,422)	$(39,069)
Net loss per share attributable to Merge - basic	$(0.01)	$(0.06)	$(0.09)	$(0.49)
Weighted average number of common shares outstanding - basic	87,675,038	82,813,533	85,422,352	79,265,227
Net loss per share attributable to Merge - diluted	$(0.01)	$(0.06)	$(0.09)	$(0.49)
Weighted average number of common shares outstanding - diluted	87,675,038	82,813,533	85,422,352	79,265,227

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,287)	$(21,559)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment	17,299	13,347
Share-based compensation	3,043	1,326
Change in contingent consideration for acquisitions	128	226
Amortization of notes payable issuance costs & discount	1,765	889
Provision for doubtful accounts receivable and sales returns, net of recoveries	785	503
Deferred income taxes	7,190	(3)
Realized gain on sale of equity security	(405)	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,746)	(8,242)
Inventory	1,248	(1,372)
Prepaid expenses	(270)	2,118
Accounts payable	(2,472)	1,749
Accrued wages	2,396	(833)
Restructuring accrual	(448)	1,615
Deferred revenue	(8,092)	7,734
Interest payable and other liabilities	10,030	6,769
Taxes payable and accrued taxes	(5,253)	-
Other	(3,977)	2,406
Net cash provided by operating activities	5,934	6,673
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(477)	(212,721)
Purchases of property, equipment, and leasehold improvements	(1,569)	(871)
Change in restricted cash	940	(53)
Distribution from investment in equity security	405	76
Net cash used in investing activities	(701)	(213,569)
Cash flows from financing activities:
Proceeds from issuance of term notes	53,560	194,532
Proceeds from issuance of stock	-	41,750
Note and stock issuance costs paid	(1,528)	(9,017)
Proceeds from exercise of stock options and employee stock purchase plan	878	102
Principal payments on capital leases	(5)	(26)
Principal payments on notes payable	(4,591)	-
Redemption and retirement of preferred stock	(41,750)	-
Preferred stock dividends	(7,328)	(122)
Net cash provided by (used in) financing activities	(764)	227,219
Effect of exchange rates on cash and cash equivalents	127	-
Net increase in cash and cash equivalents	4,596	20,323
Cash and cash equivalents (net of restricted cash), beginning of period (1)	39,382	19,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$43,978	$39,385

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest, net of receipts	$10,920	$10
Cash paid for income taxes, net of refunds	714	(207)

Non-Cash Investing and Financing Activities
Value of common stock issued for acquisitions	$29,820	$1,350

    (1)Net of restricted cash of $1,647 and $559 at December 31, 2010 and 2009, respectively.
    (2)Net of restricted cash of $707 and $613 at September 30, 2011 and 2010, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total Merge	Non-	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806	$-	$104,806
Stock issued under ESPP	-	-	(3,494)	16	43,607	-	188	-	-	204	-	204
Exercise of stock options	-	-	-	-	225,500	2	672	-	-	674	-	674
Share-based compensation expense	-	-	-	-	-	-	3,043	-	-	3,043	-	3,043
Shares issued for acquisitions	-	-	(974,701)	(3,265)	6,247,787	63	33,022	-	-	29,820	-	29,820
Preferred stock dividends paid	-	-	-	-	-	-	(7,328)	-	-	(7,328)	-	(7,328)
Redemption and cancellation of
Series A Preferred Stock	(41,750)	(41,750)	-	-	-	-	-	-	-	(41,750)	-	(41,750)
Net loss	-	-	-	-	-	-	-	(4,269)	-	(4,269)	(18)	(4,287)
Other comprehensive income	-	-	-	-	-	-	-	-	373	373	-	373
Noncontrolling interest acquired	-	-	-	-	-	-	-	-	-	-	478	478
Balance at September 30, 2011	-	$-	12,858	$74	89,775,017	$898	$556,825	$(474,141)	$1,917	$85,573	$460	$86,033

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,013)	$(3,446)	$(4,287)	$(21,559)
Translation adjustment	15	-	190	-
Unrealized gain (loss) on marketable security, net of taxes	(10)	11	183	(31)
Comprehensive loss	(1,008)	(3,435)	(3,914)	(21,590)
Less: noncontrolling interest's share	(18)	-	(18)	-
Comprehensive loss attributable to Merge Healthcare Incorporated	$(990)	$(3,435)	$(3,896)	$(21,590)

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

 Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Accrued Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of September 30, 2011 and December 31, 2010:

	Balance at September 30, 2011	Balance at December 31, 2010
Revenue recognized in excess of billings	$16,805	$8,337
Taxes receivable	16	848
Other non-trade receivables	374	151
	$17,195	$9,336

Other accrued liabilities consist primarily of leases payable, deferred tax liability, accrued taxes, customer deposits and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of September 30, 2011 and December 31, 2010:

	Balance at September 30, 2011	Balance at December 31, 2010
Leases payable	$472	$679
Deferred tax liability	-	732
Accrued taxes and taxes payable	1,006	1,296
Customer deposits	3,192	655
Other current liabilities	3,553	3,513
	$8,223	$6,875

(3)	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Total
Balance at December 31, 2010	$169,533
Changes due to insignificant acquisitions	30,173
Change due to effect of foreign currency	50
Balance at September 30, 2011	$199,756

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of September 30, 2011 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	5.5	$32,675	$(6,859)
Capitalized software	2.9	1,825	(1,275)
Customer relationships	7.9	41,505	(6,051)
Backlog	3.3	8,100	(5,044)
Trade names	7.9	2,033	(337)
Non-competes	5.5	3,230	(676)
Total		$89,368	$(20,242)

                In the nine months ended September 30, 2011, we increased the gross carrying amount of purchased software, customer relationships, trade names and non-competes by $3,704, $3,346, $660 and $130, respectively, related to insignificant acquisitions in 2011.  In the second quarter of 2011, we wrote off $5,635 and $3,476, respectively, of the gross carrying amount and accumulated amortization of certain purchased software assets and customer relationship assets which were fully amortized.

Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2,805 charge due to the impairment of our trade names associated with certain products.  We also wrote off fully amortized gross carrying amounts and accumulated amortization of $3,157 in trade name assets.  In the second quarter of 2010, as a result of decisions related to overlapping products, we recorded $2,271 of impairment expense to fully write off certain purchased software assets related to products from which we expect no future cash flows.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 3 months of the year ended:	2011	$3,721
For the year ended December 31:	2012	13,513
	2013	12,562
	2014	11,464
	2015	9,232
	Thereafter	18,634
	Total	$69,126

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Amortization expense for the three and nine months ended September 30, 2011 and 2010 is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amortization and impairment included in cost of sales:
Purchased software	$1,122	$1,337	$3,775	$5,753
Capitalized software	37	91	139	505
Backlog	936	1,124	2,809	1,397
Total	2,095	2,552	6,723	7,655

Amortization and impairment included in operating expenses:
Customer relationships	1,302	860	4,074	2,173
Trade names	42	121	3,119	209
Non-competes	128	110	380	184
Total	1,472	1,091	7,573	2,566
Total amortization and impairment	$3,567	$3,643	$14,296	$10,221

(4)	Fair Value Measurement

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amount of our marketable equity security is based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our notes payable approximates fair value due to the interest rates and terms approximating those available to us for similar obligations.

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

Non-Current Investments

At September 30, 2011, we held certain securities in a publicly traded entity and a private company which are classified within other assets on our condensed consolidated balance sheet.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value on a recurring basis.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investment in equity securities of a private company, over which we do not exert significant influence, is classified as a Level 3 investment and is reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investment as of September 30, 2011, and concluded that there was no significant change in its fair value.

In the second quarter of 2011, we received proceeds of $405 from the sale of an investment in equity securities of a private company, which had a carrying value of zero, and recorded a $405 gain in other income (expense) in our statement of operations.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

Rollforward of Level 1 Investment	Nine Months Ended September 30,
	2011	2010
Balance at January 1	$55	$110
Unrealized gain (loss)	216	(31)
Balance at September 30	$271	$79

Unrealized gains or losses on our Level 1 available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	September 30, 2011	December 31, 2010
Cumulative translation adjustment	$2,126	$1,936
Unrealized loss on available-for-sale security, net of taxes	(209)	(392)
Total accumulated other comprehensive income	$1,917	$1,544

(5)	Restructuring

On August 5, 2011, we committed to a restructuring initiative to reduce our workforce by approximately 30 individuals.  This action was taken based upon our assessment of ongoing personnel needs.

The following table sets forth the activity in the nine months ended September 30, 2011, related to restructuring activities:

	Employee Termination Costs	Contract Exit Costs	Relocation	Total
	Prior Year Initiatives
Balance at December 31, 2010	$449	$1,698	$42	$2,189
Adjustments to expense	(28)	-	(27)	(55)
Payments	(103)	(1,028)	(15)	(1,146)
Foreign exchange	(7)	-	-	(7)
Balance at September 30, 2011	$311	$670	$-	$981

	Third Quarter 2011 Initiative
Balance at December 31, 2010	$-	$-	$-	$-
Charges to expense	1,170	-	-	1,170
Payments	(411)	-	-	(411)
Foreign exchange	-	-	-	-
Balance at September 30, 2011	$759	$-	$-	$759

	Total Initiatives
Balance at December 31, 2010	$449	$1,698	$42	$2,189
Charges and adjustments to expense	1,142	-	(27)	1,115
Payments	(514)	(1,028)	(15)	(1,557)
Foreign exchange	(7)	-	-	(7)
Balance at September 30, 2011	$1,070	$670	$-	$1,740

                As of September 30, 2011, $1,629 of the remaining balance was recorded in the restructuring accrual in current liabilities, with the remainder recorded in other non-current liabilities.

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock and to pay associated dividends (as further discussed in Note 7).  These additional Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Prior to issuance, we received consents from the majority of holders of the existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1,528 in consent fees from the proceeds of the Notes.  These fees are recorded as an issuance cost in long-term assets and will be amortized over the remaining life of the Notes using the effective interest method.  We also incurred $1,548 in costs related to the issuance of the additional Notes that did not qualify for capitalization.  These costs are recorded in “other expense, net” of our statements of operations for the nine months ended September 30, 2011.

In the three and nine months ended September 30, 2011, we recorded $8,011 and $21,104, respectively, of interest expense related to the Notes, including $458 and $1,187, respectively, in amortization of debt issuance costs and $151 and $578, respectively, in amortization of debt discount.  In the three and nine months ended September 30, 2010, we recorded $6,508 and $10,876, respectively, of interest expense related to the Notes, including $331 and $557, respectively, in amortization of debt issuance costs and $201 and $332, respectively, in amortization of debt discount.  As of September 30, 2011 and December 31, 2010, the notes payable balances on our balance sheet included $2,785 and $4,923, respectively, of unamortized net discount.

In the third quarter of 2011, we repaid $4,591 in debt obligations which we assumed from an insignificant acquisition.

(7)	Shareholders’ Equity

In the nine months ended September 30, 2011, we recorded dividends of $3,153 related to our Series A Preferred Stock.  These dividends are reflected as an increase to net loss available to common shareholders in our condensed statement of operations.

In June 2011, we redeemed and retired all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41,750 and paid cumulative dividends of $7,328.  Prior to the redemption, holders of our Series A Preferred Stock waived the two-year liquidation preference.

In the nine months ended September 30, 2011, we issued 974,701 shares of our common stock, valued at $3,147, as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.  We also issued 5,273,086 shares of our common stock, valued at $29,820, as partial consideration for two insignificant acquisitions completed in 2011, and we will issue up to an additional 120,674 shares of our common stock.  The value of the shares issued for acquisitions was based on the closing price of our common stock as of the respective acquisition dates, with certain of the shares discounted based upon holdback provisions.

In the nine months ended September 30, 2011, one of our insignificant acquisitions included a 63% ownership interest in a subsidiary.  We recorded a non-controlling interest of $478 based upon 37% of the fair value of net assets of the less-than-wholly-owned subsidiary as of the acquisition date.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Share-based compensation expense included in the statement of operations:
Professional services cost of sales	$8	$51	$27	$79
Maintenance and EDI cost of sales	42	25	153	28
Sales and marketing	346	155	1,181	305
Product research and development	5	18	14	173
General and administrative	522	261	1,668	741
Total	$923	$510	$3,043	$1,326

              Stock option activity in the nine months ended September 30, 2011 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2010	7,959,110
Options granted	1,567,286
Options exercised	(225,500)
Options forfeited and expired	(258,222)
Options outstanding, September 30, 2011	9,042,674

Options exercisable, September 30, 2011	3,832,102

As of September 30, 2011, there was approximately $9,081 of unrecognized compensation cost related to stock options that may be recognized in future periods.

On June 2, 2011, our shareholders approved an amendment to our 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 to 16,500,000 shares of our common stock.

(9)	Commitments and Contingencies

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  The appeal is ongoing and the Circuit Court litigation has been stayed pending appeal.  We have retained litigation counsel, intend to continue to defend this action vigorously and have filed a counterclaim for fraud, among other claims, against both Mortimore and Noshay.  We will also continue to pursue the appeal.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the Court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, which have provided coverage against the claims asserted against AMICAS.  After receipt of the Court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2,500 portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  An adverse outcome could negatively impact our operating results and financial condition.

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

Guarantees

As a result of the acquisition of AMICAS, we assumed a guarantee to a lender on behalf of a customer.  At September 30, 2011, the balance outstanding on the loan was approximately $805.  As the customer makes loan payments to the lender, the guarantee is reduced.

(10)	Transactions with Related Party

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC (Merrick), an affiliate of Merrick Ventures, LLC (Merrick Ventures).  We amended the agreement effective January 1, 2010 to extend the term through December 31, 2011, and modify the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  Michael W. Ferro, Jr. and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick Ventures.  Mr. Ferro, who is the Chairman of our Board of Directors, also serves as the Chairman and Chief Executive Officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares owned by Merrick.  As of September 30, 2011, Merrick and its affiliates owned approximately 35.4% of our common stock.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

In the three and nine month periods ended September 30, 2011, we incurred $296 and $840, respectively, in expenses and paid $344 and $898, respectively, to Merrick for such services.  In the three and nine month periods ended September 30, 2010, we incurred $477 and $1,785, respectively, in expenses and paid $423 and $1,675, respectively, to Merrick for such services.  As of September 30, 2011 and December 31, 2010, we have $246 and $304, respectively, recorded in accounts payable covering all obligations under this agreement.

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

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that interim period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  In the three and nine month periods ended September 30, 2011, unrecognized tax benefits, included within long-term income taxes payable, and the offsetting long-term deferred tax asset decreased by $4,830 due to statute of limitations expirations.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

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

In the three months ended September 30, 2011 and 2010, options to purchase 463,196 and 2,179,704 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net loss per share.  In the nine months ended September 30, 2011 and 2010, options to purchase 528,196 and 2,404,704 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net loss per share.

As a result of the losses in the three months ended September 30, 2011 and 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 8,579,478 and 4,716,665 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the losses in the nine months ended September 30, 2011 and 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 8,514,478 and 4,491,665 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(13)	Guarantor Subsidiaries

The obligations under the Notes are fully and unconditionally guaranteed (except for certain release provisions which are considered customary), jointly and severally, by all of our current and future 100% owned domestic restricted subsidiaries (Guarantors).  No other subsidiaries guarantee the Notes.  The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of the Parent and Guarantors’ tangible and intangible assets, subject to certain exceptions.  The following tables present the balance sheets, statements of operations and statements of cash flows of the Parent, Guarantor and Non-Guarantor entities along with the eliminations necessary to arrive at the information on a consolidated basis.

 General corporate expenses, including public company costs, certain amortization, corporate administration costs, acquisition-related expenses and net interest expense are included in the results of the Parent.

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$9,259	$32,196	$3,230	$-	$44,685
Accounts receivable, net	-	58,246	8,292	-	66,538
Intercompany receivables	11,021	15,795	733	(27,549)	-
Other current assets	770	23,822	2,471	-	27,063
Total current assets	21,050	130,059	14,726	(27,549)	138,286
Net property and equipment	123	4,210	530	-	4,863
Purchased and developed software, net	-	25,689	677	-	26,366
Other intangible assets, net	-	42,022	738	-	42,760
Goodwill	-	197,873	1,883	-	199,756
Investment in and advances to subsidiaries	326,244	(75)	-	(326,169)	-
Other assets	8,086	5,910	13,864	(2,879)	24,981
Total assets	$355,503	$405,688	$32,418	$(356,597)	$437,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,559	$14,195	$1,382	$-	$18,136
Deferred revenue	-	43,588	1,225	-	44,813
Intercompany payables	-	7,466	25,135	(32,601)	-
Other accrued liabilities	12,865	15,873	1,255	-	29,993
Total current liabilities	15,424	81,122	28,997	(32,601)	92,942
Notes payable	249,215	-	-	-	249,215
Other long-term liabilities	4,831	4,657	2,214	(2,880)	8,822
Total liabilities	269,470	85,779	31,211	(35,481)	350,979
Total shareholders' equity	86,033	319,909	1,207	(321,116)	86,033
Total liabilities and shareholders' equity	$355,503	$405,688	$32,418	$(356,597)	$437,012

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$870	$35,877	$4,282	$-	$41,029
Accounts receivable, net	-	48,201	5,053	-	53,254
Intercompany receivables	14,170	14,168	961	(29,299)	-
Other current assets	791	14,844	3,923	-	19,558
Total current assets	15,831	113,090	14,219	(29,299)	113,841
Net property and equipment	156	4,949	667	-	5,772
Purchased and developed software, net	601	25,210	808	-	26,619
Other intangible assets, net	395	48,053	509	-	48,957
Goodwill	-	167,957	1,576	-	169,533
Investment in and advances to subsidiaries	284,893	1,830	-	(286,723)	-
Other assets	13,615	8,829	12,101	(2,879)	31,666
Total assets	$315,491	$369,918	$29,880	$(318,901)	$396,388
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,054	$14,155	$2,161	$-	$18,370
Deferred revenue	-	48,216	1,660	-	49,876
Intercompany payables	-	13,767	25,580	(39,347)	-
Other accrued liabilities	4,965	10,902	936	-	16,803
Total current liabilities	7,019	87,040	30,337	(39,347)	85,049
Notes payable	195,077	-	-	-	195,077
Other long-term liabilities	8,589	4,885	861	(2,879)	11,456
Total liabilities	210,685	91,925	31,198	(42,226)	291,582
Total shareholders' equity	104,806	277,993	(1,318)	(276,675)	104,806
Total liabilities and shareholders' equity	$315,491	$369,918	$29,880	$(318,901)	$396,388

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$54,690	$5,387	$-	$60,077
Cost of sales	-	22,653	1,296	-	23,949
Gross margin	-	32,037	4,091	-	36,128

Selling, research and development, general and administrative expenses	(2,713)	22,302	5,341	-	24,930
Acquisition-related expenses	743	-	-	-	743
Restructuring and other expenses	-	1,006	145	-	1,151
Depreciation, amortization and impairment	10	2,278	64	-	2,352
Total operating costs and expenses	(1,960)	25,586	5,550	-	29,176
Operating income (loss)	1,960	6,451	(1,459)	-	6,952
Equity in net income of subsidiaries	5,741	(26)	-	(5,715)	-
Other, net	(8,257)	(30)	80	-	(8,207)
Other income (expense)	(2,516)	(56)	80	(5,715)	(8,207)
Income (loss) before income taxes	(556)	6,395	(1,379)	(5,715)	(1,255)
Income tax expense (benefit)	457	(215)	(484)	-	(242)
Net income (loss)	$(1,013)	$6,610	$(895)	$(5,715)	$(1,013)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$40,741	$4,448	$-	$45,189
Cost of sales	-	19,387	1,351	-	20,738
Gross margin	-	21,354	3,097	-	24,451
Selling, research and development, general and administrative expenses	657	14,946	1,837	-	17,440
Acquisition-related expenses	848	6	-	-	854
Restructuring and other expenses	(91)	1,304	-	-	1,213
Depreciation and amortization	174	1,565	77	-	1,816
Total operating costs and expenses	1,588	17,821	1,914	-	21,323
Operating income (loss)	(1,588)	3,533	1,183	-	3,128
Equity in net income of subsidiaries	4,711	(1)	-	(4,710)	-
Other, net	(6,582)	79	(84)	-	(6,587)
Other income (expense)	(1,871)	78	(84)	(4,710)	(6,587)
Income (loss) before income taxes	(3,459)	3,611	1,099	(4,710)	(3,459)
Income tax benefit	(13)	-	-	-	(13)
Net income (loss)	$(3,446)	$3,611	$1,099	$(4,710)	$(3,446)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$148,484	$19,857	$-	$168,341
Cost of sales	-	60,830	3,953	-	64,783
Gross margin	-	87,654	15,904	-	103,558

Selling, research and development, general and administrative expenses	(309)	57,963	12,445	-	70,099
Acquisition-related expenses	1,222	-	-	-	1,222
Restructuring and other expenses	-	970	145	-	1,115
Depreciation, amortization and impairment	270	9,678	277	-	10,225
Total operating costs and expenses	1,183	68,611	12,867	-	82,661
Operating income (loss)	(1,183)	19,043	3,037	-	20,897
Equity in net income of subsidiaries	20,815	(1,313)	-	(19,502)	-
Other, net	(22,720)	(190)	355	-	(22,555)
Other income (expense)	(1,905)	(1,503)	355	(19,502)	(22,555)
Income (loss) before income taxes	(3,088)	17,540	3,392	(19,502)	(1,658)
Income tax expense	1,199	226	1,204	-	2,629
Net income (loss)	$(4,287)	$17,314	$2,188	$(19,502)	$(4,287)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$80,275	$13,887	$-	$94,162
Cost of sales	-	39,211	3,957	-	43,168
Gross margin	-	41,064	9,930	-	50,994
Selling, research and development, general and administrative expenses	1,725	35,384	5,789	-	42,898
Acquisition-related expenses	9,177	36	-	-	9,213
Restructuring and other expenses	372	4,047	277	-	4,696
Depreciation and amortization	694	3,904	239	-	4,837
Total operating costs and expenses	11,968	43,371	6,305	-	61,644
Operating income (loss)	(11,968)	(2,307)	3,625	-	(10,650)
Equity in net income of subsidiaries	1,220	(94)	-	(1,126)	-
Other, net	(10,703)	46	(159)	-	(10,816)
Other income (expense)	(9,483)	(48)	(159)	(1,126)	(10,816)
Income (loss) before income taxes	(21,451)	(2,355)	3,466	(1,126)	(21,466)
Income tax expense (benefit)	108	(35)	20	-	93
Net income (loss)	$(21,559)	$(2,320)	$3,446	$(1,126)	$(21,559)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,287)	$17,314	$2,188	$(19,502)	$(4,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	1,029	15,987	283	-	17,299
Share-based compensation	1,435	1,545	63	-	3,043
Change in contingent consideration for acquisitions	-	128	-	-	128
Amortization of notes payable issuance costs and discount	1,765	-	-	-	1,765
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	160	625	-	785
Deferred income taxes	5,861	87	1,242	-	7,190
Realized gain on sale of equity security	-	-	(405)	-	(405)
Net change in assets and liabilities (net of effects of acquisitions)	(22,379)	(10,268)	(6,439)	19,502	(19,584)
Net cash provided by (used in) operating activities	(16,576)	24,953	(2,443)	-	5,934
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(477)	-	-	(477)
Purchases of property, equipment, and leasehold improvements	-	(1,569)	-	-	(1,569)
Intercompany advances	21,132	-	-	(21,132)	-
Change in restricted cash	140	800	-	-	940
Distribution from investment in equity security	-	-	405	-	405
Net cash provided by (used in) investing activities	21,272	(1,246)	405	(21,132)	(701)
Cash flows from financing activities:
Intercompany advances	-	(21,992)	860	21,132	-
Proceeds from issuance of term notes	53,560	-	-	-	53,560
Note issuance costs paid	(1,528)	-	-	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	878	-	-	-	878
Principal payments on capital leases	-	(5)	-	-	(5)
Principal payments of notes	-	(4,591)	-	-	(4,591)
Redemption and retirement of preferred stock	(41,750)	-	-	-	(41,750)
Preferred stock dividends	(7,328)	-	-	-	(7,328)
Net cash provided by (used in) financing activities	3,832	(26,588)	860	21,132	(764)
Effect of exchange rates on cash and cash equivalents	-	-	127	-	127
Net increase (decrease) in cash and cash equivalents	8,528	(2,881)	(1,051)	-	4,596
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382 (1)
Cash and cash equivalents (net of restricted cash), end of period	$8,714	$32,033	$3,231	$-	$43,978 (2)

  (1)Net of restricted cash of $1,647 at December 31, 2010
  (2)Net of restricted cash of $707 at September 30, 2011

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(21,559)	$(2,320)	$3,446	$(1,126)	$(21,559)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(3)	-	-	-	(3)
Depreciation, amortization and impairment	1,872	10,847	628	-	13,347
Share-based compensation	399	699	228	-	1,326
Change in contingent consideration for acquisitions	-	226	-	-	226
Amortization of notes payable issuance costs and discount	889	-	-	-	889
Provision for doubtful accounts receivable, sales returns and non-trade receivables, net of recoveries	-	64	439	-	503
Net change in assets and liabilities (net of effects of acquisitions)	5,912	5,141	(235)	1,126	11,944
Net cash provided by (used in) operating activities	(12,490)	14,657	4,506	-	6,673
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(211,375)	(1,346)	-	-	(212,721)
Purchases of property, equipment, and leasehold improvements	(7)	(727)	(137)	-	(871)
Intercompany advances	(8,415)	-	-	8,415	-
Change in restricted cash	(167)	114	-	-	(53)
Distribution from equity investment	-	-	76	-	76
Net cash used in investing activities	(219,964)	(1,959)	(61)	8,415	(213,569)
Cash flows from financing activities:
Intercompany advances	-	14,647	(6,232)	(8,415)	-
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	-	-	-	194,532
Proceeds from issuance of stock	41,750	-	-	-	41,750
Note and stock issuance costs paid	(9,017)	-	-	-	(9,017)
Proceeds from exercise of options and employee stock purchase plan	102	-	-	-	102
Repurchases of stock	(26)	-	-	-	(26)
Principal payments on capital leases	-	(122)	-	-	(122)
Net cash provided by (used in) financing activities	227,341	14,525	(6,232)	(8,415)	227,219
Net increase (decrease) in cash and cash equivalents	(5,113)	27,223	(1,787)	-	20,323
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062 (1)
Cash and cash equivalents (net of restricted cash), end of period	$-	$36,015	$3,370	$-	$39,385 (2)

   (1) Net of restricted cash of $559 at December 31, 2009.
   (2) Net of restricted cash of $613 at September 30, 2010.

(14)	Recent Accounting Pronouncements

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU permits a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  This ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  The adoption of this amendment will not have a material impact on our results of operations or financial position.

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

Overview

Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications and the interoperability of proprietary software solutions.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.  We also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.

We primarily generate revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was $39.7 million as of September 30, 2011.  Maintenance, which we renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period and recorded as software revenue, revenues derived from SaaS offerings which are recorded as professional services revenue and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  During the third quarter of 2011, recurring revenue was approximately 57.5% of total net sales.

Our solutions optimize processes for healthcare providers ranging in size from single-doctor practices to health systems, to the sponsors of clinical trials and the medical device industry.  These solutions are licensed by more than 1,500 hospitals; 6,000 clinics and labs, 250 medical device manufacturers and have been used by 70% of the top pharmaceutical companies. We believe that we have an opportunity to grow revenues by expanding our solution footprint in existing customers, as only a small percent currently have more than one of our solutions.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as the push for Meaningful Use incentives drives adoption of Electronic Health Records, we envision this will create significant demand for our iConnect platform to image enable those newly deployed systems.

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
During 2010, we expanded our product offerings through the acquisition of AMICAS, Inc. (AMICAS), an image and information management solutions provider which we acquired on April 28, 2010.  As a result of the timing of the completion of the acquisition of AMICAS, the comparability of the results of operations in the nine months ended September 30, 2011 differ significantly from the same period in 2010, which includes only five months of AMICAS’ results.  Concurrent with the acquisition of AMICAS, we completed a restructuring initiative.  This initiative assisted in providing operational rigor to a combined, larger organization and enabled us to decrease costs as a percentage of revenue (most notably general and administrative costs).  The impact of cost saving benefits of the initiative was reflected in the operating results for the fourth quarter of 2010.

Index

•
We issued $200.0 million of Senior Secured Notes (Notes) in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $9.0 million.  The three and nine months ended September 30, 2011 include three months and nine months, respectively, of interest expense and amortization of the original issuance discount and cost of the Notes, whereas the three and nine months ended September 30, 2010 include three months and five months, respectively, of such expenses.

•
We issued additional Notes in June 2011 to redeem and retire our Series A Preferred Stock.  We issued these additional $52.0 million of Notes at 103.0% of the principal amount with terms identical to the Notes issued in April 2010.  We used these proceeds to retire all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41.8 million and paid cumulative dividends of $7.3 million (which were accruing at a 15% annual compounded rate). The three and nine months ended September 30, 2011 include three and four months, respectively, of interest expense and amortization of the premium and certain issuance costs, whereas the three and nine months ended September 30, 2010 include no such expenses.  Also, we incurred $3.0 million in costs related to the issuance of the additional Notes, including $1.5 million which was expensed in “other expense, net” of our statement of operations and $1.5 million which was capitalized and is being amortized into interest expense over the remaining term of the Notes.

•
During 2011, we continued to expand our product offerings, including the acquisition of Ophthalmic Imaging Systems (OIS), one of the top providers of digital imaging and informatics solutions for ophthalmology and other medical specialties, which we completed on August 4, 2011.  Concurrent with the acquisition of OIS, we completed a restructuring initiative in August 2011.  This initiative assisted in providing additional operational rigor to a combined, larger public organization and enabled us to decrease costs as a percentage of revenue (most notably duplicative public company costs).  The costs of this initiative are now estimated to be approximately $1.6 million and will be reflected in operating results over the next several quarters. The full impact of cost saving benefits of the initiative is expected to be realized by the second quarter of 2012.

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index

	Three Months Ended September 30,				Change
	2011	% (1)	2010	% (1)	$	%

Net sales:
Software and other	$20,060	33.4%	$12,931	28.6%	$7,129	55.1%
Professional services	11,999	20.0%	6,826	15.1%	5,173	75.8%
Maintenance and EDI	28,018	46.6%	25,432	56.3%	2,586	10.2%
Total net sales	60,077	100.0%	45,189	100.0%	14,888	32.9%
Cost of sales:
Software and other	8,909	44.4%	4,930	38.1%	3,979	80.7%
Professional services	5,403	45.0%	4,381	64.2%	1,022	23.3%
Maintenance and EDI	7,409	26.4%	8,622	33.9%	(1,213)	-14.1%
Depreciation and amortization	2,228	3.7%	2,805	6.2%	(577)	-20.6%
Total cost of sales	23,949	39.9%	20,738	45.9%	3,211	15.5%
Total gross margin	36,128	60.1%	24,451	54.1%	11,677	47.8%

Gross margin by net sales category (3)
Software and other	11,151	55.6%	8,001	61.9%	3,150	39.4%
Professional services	6,596	55.0%	2,445	35.8%	4,151	169.8%
Maintenance and EDI	20,609	73.6%	16,810	66.1%	3,799	22.6%
Operating expenses:
Sales and marketing	10,235	17.0%	5,776	12.8%	4,459	77.2%
Product research and development	7,195	12.0%	5,621	12.4%	1,574	28.0%
General and administrative	7,500	12.5%	6,043	13.4%	1,457	24.1%
Acquisition-related expenses	743	1.2%	854	1.9%	(111)	-13.0%
Restructuring and other expenses	1,151	1.9%	1,213	2.7%	(62)	-5.1%
Depreciation and amortization	2,352	3.9%	1,816	4.0%	536	29.5%
Total operating costs and expenses	29,176	48.6%	21,323	47.2%	7,853	36.8%
Operating income	6,952	11.6%	3,128	6.9%	3,824	122.3%
Other expense, net	(8,207)	-13.7%	(6,587)	-14.6%	(1,620)	24.6%
Loss before income taxes	(1,255)	-2.1%	(3,459)	-7.7%	2,204	-63.7%
Income tax benefit	(242)	-0.4%	(13)	0.0%	(229)	NM (2)
Net loss	(1,013)	-1.7%	(3,446)	-7.6%	2,433	-70.6%
Less: noncontrolling interest's share	(18)	0.0%	-	0.0%	(18)	NM (2)
Net loss attributable to Merge	(995)	-1.7%	(3,446)	-7.6%	2,451	-71.1%
Less: preferred stock dividends	-	0.0%	1,566	3.5%	(1,566)	-100.0%
Net loss available to common shareholders	$(995)	-1.7%	$(5,012)	-11.1%	$4,017	-80.1%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2011 were $20.0 million, an increase of $7.1 million, or 55.1%, from $12.9 million in 2010, primarily due to the increased acceptance of our comprehensive solutions offering, including iConnect, as well as the success of our cross-selling initiatives which were implemented shortly after the acquisition of AMICAS.  At the time of the acquisition, few of our hospital customers were using more than one of our solutions.  We anticipate that the revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2011 were $12.0 million, an increase of $5.2 million, or 75.8%, from $6.8 million in 2010, primarily due to the increased acceptance of our comprehensive solutions offering, as well as the success of our cross-selling initiatives.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $28.0 million, an increase of $2.6 million, or 10.2%, from $25.4 million in 2010, primarily due to the increased acceptance of our comprehensive solutions offering, as well as the success of our cross-selling initiatives.

Index

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $11.2 million in 2011, an increase of $3.2 million, or 39.4%, from $8.0 million in 2010 primarily due to the increased acceptance of our comprehensive solutions offering, as well as the success of our cross-selling initiatives.  Gross margin as a percentage of software and other sales decreased to 55.6% in 2011 from 61.9% in 2010, due to an increase in hardware sales, which are at lower margins than software only sales.  Hardware sales were 39.8% of software and other sales in 2011 compared to 25.7% in 2010.  We expect gross margin on software and other sales to fluctuate on a quarterly basis depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $6.6 million in 2011, an increase of $4.2 million, or 169.8%, from $2.4 million in 2010.  Gross margin as a percentage of professional service sales increased to 55.0% in 2011 from 35.8% in 2010, primarily due to an increase in the billable utilization of our professional services resources as well as the success of our 2010 restructuring initiative.  As the majority of professional services costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $20.6 million in 2011, an increase of $3.8 million, or 22.6%, from $16.8 million in 2010.  Gross margin as a percentage of maintenance and EDI sales increased to 73.6% in 2011 from 66.1% in 2010, primarily due to a reduction in third party maintenance costs.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.6 million, or 20.6%, to $2.2 million in 2011 from $2.8 million in 2010, primarily due to the reduced run rate in purchased software amortization as a result of a $2.3 million impairment charge in the second quarter of 2010 related to our purchased software assets and involving overlapping products.

Sales and Marketing

Sales and marketing expense increased $4.4 million, or 77.2%, to $10.2 million in 2011 from $5.8 million in 2010, primarily due to our investments in these functions in 2011 to allow us to meet our sales goals, as well as the additional costs related to the acquisition of OIS in the third quarter of 2011.  We expect that our quarterly sales and marketing expenses will continue to increase in the fourth quarter of 2011 as we invest further in these functions, hold our annual user conference and attend one of the larger tradeshows in our industry.

Product Research and Development

Product research and development expense increased $1.6 million, or 28.0%, to $7.2 million in 2011 from $5.6 million in 2010, primarily due to our investments in these functions in 2011 to allow us to expand our product solutions capabilities.  As a percentage of net sales, product research and development decreased by 0.4% to 12.0% as we were able to leverage our innovation efforts.

General and Administrative

General and administrative expense increased $1.5 million, or 24.1%, to $7.5 million in 2011 from $6.0 million in 2010.  As a percentage of net sales, general and administrative expenses decreased by 0.9% to 12.5%, primarily due to the cost saving initiatives which were implemented in connection with the acquisition of AMICAS.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2011, we incurred $0.7 million of acquisition-related expenses due to our acquisition of OIS.  In 2010, we incurred $0.9 million of acquisition-related expenses due to two insignificant acquisitions completed in the third quarter of 2010.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives, abandonment of non-cancelable building leases and the relocation of employees associated with restructuring activities.  In 2011, we incurred $1.2 million of such expenses related to the restructuring initiative which we announced concurrent with our acquisition of OIS.  In 2010, we incurred $1.2 million of such expenses due to the reorganization of our business concurrent with our acquisition of AMICAS.

Index

Depreciation and Amortization

Depreciation and amortization expense increased $0.5 million, or 29.5%, to $2.3 million in 2011 from $1.8 million in 2010, primarily due to amortization of intangible assets related to two insignificant acquisitions which we completed in the fourth quarter of 2010 and two insignificant acquisitions, including OIS, which we completed in 2011.

Other Expense, Net

Net other expense increased $1.6 million, or 24.6%, to $8.2 million in 2011 from $6.6 million in 2010.  In 2011 we incurred $8.0 million of interest expense and amortization of issuance costs and note discount associated with our Notes, including the additional $52 million in Notes issued in June of 2011.  In 2010, we incurred $6.5 million of interest expense and amortization of issuance costs and note discount associated with the Notes.

Income Tax Benefit

In 2011, we recorded income tax benefit of $0.2 million, resulting in an effective tax rate of 19.3%.   The effective tax rate for 2011 differs significantly from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operation losses and deferred tax assets that require a full valuation allowance, non-cash deferred income taxes related to indefinite lived assets and uncertain tax position benefits recognized due to statute of limitation expirations.  The effective tax rate for 2010 differed from the statutory rate primarily due to the effect of changes in valuation allowances in both our primary foreign and domestic tax jurisdictions.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index

	Nine Months Ended September 30,				Change
	2011	% (1)	2010	% (1)	$	%
Net sales:
Software and other	$56,370	33.5%	$28,888	30.7%	$27,482	95.1%
Professional services	30,914	18.4%	16,203	17.2%	14,711	90.8%
Maintenance and EDI	81,057	48.2%	49,071	52.1%	31,986	65.2%
Total net sales	168,341	100.0%	94,162	100.0%	74,179	78.8%
Cost of sales:
Software and other	20,167	35.8%	7,324	25.4%	12,843	175.4%
Professional services	15,482	50.1%	11,406	70.4%	4,076	35.7%
Maintenance and EDI	22,060	27.2%	15,928	32.5%	6,132	38.5%
Depreciation, amortization and impairment	7,074	4.2%	8,510	9.0%	(1,436)	-16.9%
Total cost of sales	64,783	38.5%	43,168	45.8%	21,615	50.1%
Total gross margin	103,558	61.5%	50,994	54.2%	52,564	103.1%
Gross margin by net sales category (3)
Software and other	36,203	64.2%	21,564	74.6%	14,639	67.9%
Professional services	15,432	49.9%	4,797	29.6%	10,635	221.7%
Maintenance and EDI	58,997	72.8%	33,143	67.5%	25,854	78.0%
Operating expenses:
Sales and marketing	26,781	15.9%	12,784	13.6%	13,997	109.5%
Product research and development	20,964	12.5%	14,629	15.5%	6,335	43.3%
General and administrative	22,354	13.3%	15,485	16.4%	6,869	44.4%
Acquisition-related expenses	1,222	0.7%	9,213	9.8%	(7,991)	-86.7%
Restructuring and other expenses	1,115	0.7%	4,696	5.0%	(3,581)	-76.3%
Depreciation, amortization and impairment	10,225	6.1%	4,837	5.1%	5,388	111.4%
Total operating costs and expenses	82,661	49.1%	61,644	65.5%	21,017	34.1%
Operating income (loss)	20,897	12.4%	(10,650)	-11.3%	31,547	-296.2%
Other expense, net	(22,555)	-13.4%	(10,816)	-11.5%	(11,739)	108.5%
Loss before income taxes	(1,658)	-1.0%	(21,466)	-22.8%	19,808	-92.3%
Income tax expense	2,629	1.6%	93	0.1%	2,536	NM (2)
Net loss	(4,287)	-2.5%	(21,559)	-22.9%	17,272	-80.1%
Less: noncontrolling interest's share	(18)	0.0%	-	0.0%	(18)	NM (2)
Net loss attributable to Merge	(4,269)	-2.5%	(21,559)	-22.9%	17,290	-80.2%
Less: preferred stock dividends	3,153	1.9%	17,510	18.6%	(14,357)	-82.0%
Net loss available to common shareholders	$(7,422)	-4.4%	$(39,069)	-41.5%	$31,647	-81.0%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	NM denotes percentage is not meaningful.

(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales
Software and Other Sales.  Total software and other sales in 2011 were $56.4 million, an increase of $27.5 million, or 95.1%, from $28.9 million in 2010, primarily due to sales arising from the acquisition of AMICAS as well as the increased acceptance of our comprehensive solutions offering, including iConnect, and the success of our cross-selling initiatives which were implemented shortly after the acquisition of AMICAS.

Professional Services Sales.  Total professional services sales in 2011 were $30.9 million, an increase of $14.7 million, or 90.8%, from $16.2 million in 2010, primarily due to sales arising from the acquisition of AMICAS as well as the increased acceptance of our comprehensive solutions offering and the success of our cross-selling initiatives.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $81.1 million, an increase of $32.0 million, or 65.2%, from $49.1 million in 2010 primarily due to sales arising from the acquisition of AMICAS as well as the increased acceptance of our comprehensive solutions offering and the success of our cross-selling initiatives.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $36.2 million in 2011, an increase of $14.6 million, or 67.9%, from $21.6 million in 2010.  Gross margin as a percentage of software and other sales decreased to 64.2% in 2011 compared to 74.6% in 2010, due to an increase in hardware sales, which are at lower margins than software only sales, as a result of the acquisition of AMICAS.  Hardware sales were 29.6% of software and other sales in 2011 compared to 17.1% in 2010.

Index

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $15.4 million in 2011, an increase of $10.6 million, or 221.7%, from $4.8 million in 2010.  Gross margin as a percentage of professional service sales increased to 49.9% in 2011 from 29.6% in 2010, primarily due to an increase in the billable utilization of our professional services resources as well as the success of our 2010 restructuring initiative.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $59.0 million in 2011, an increase of $25.9 million, or 78.0%, from $33.1 million in 2010.  Gross margin as a percentage of maintenance and EDI sales increased to 72.8% in 2011 from 67.5% in 2010, primarily due to a reduction in third party maintenance costs.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense decreased $1.4 million, or 16.9%, to $7.1 million in 2011 from $8.5 million in 2010, primarily due to a $2.3 million impairment charge in 2010 related to our purchased software assets and involving overlapping products, offset by an increase due to the acquisition of AMICAS in 2010.

 Sales and Marketing

Sales and marketing expense increased $14.0 million, or 109.5%, to $26.8 million in 2011 from $12.8 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, sales and marketing expense increased by 2.3% to 15.9% as a result of our investments in these functions.

Product Research and Development

Product research and development expense increased $6.3 million, or 43.3%, to $20.9 million in 2011 from $14.6 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, product research and development decreased by 3.0% to 12.5% as we were able to leverage our innovation efforts.

General and Administrative

General and administrative expense increased $6.9 million, or 44.4%, to $22.4 million in 2011 from $15.5 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, general and administrative expenses decreased by 3.1% to 13.3% as a result of the cost saving initiatives which were implemented in connection with the acquisition of AMICAS.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2011, we incurred $1.2 million of such expenses primarily related to the acquisition of OIS.  In 2010, we incurred $8.4 million of acquisition-related expenses primarily due to our acquisition of AMICAS.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees resulting from our restructuring initiatives, abandonment of non-cancelable building leases and the relocation of employees associated with restructuring activities.  In 2011, we incurred $1.1 million of such expenses related to the restructuring initiative announced concurrent with our acquisition of OIS.  In 2010, we incurred $4.7 million of such expenses, primarily related to the reorganization of our business concurrent with our acquisition of AMICAS.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense increased $5.4 million, to $10.2 million in 2011 from $4.8 million in 2010, primarily due to the acquisition of AMICAS as well as a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011.

Other Expense, Net

Net other expense increased $11.7 million, to $22.5 million in 2011 from $10.8 million in 2010.  In 2011 we incurred $21.1 million of interest expense and amortization of issuance costs and note discount associated with our Notes and $1.5 million in debt issue costs related to the additional $52 million in Notes issued in June 2011.  In 2010, we incurred $10.9 million of interest expense and amortization of issuance costs and note discount associated with the Notes.

Index

Income Tax Expense

In 2011, we recorded income tax expense of $2.6 million.   The effective tax rate for 2011 differs significantly from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operation losses and deferred tax assets which require a full valuation allowance, non-cash deferred income taxes related to indefinite lived assets and uncertain tax position benefits recognized due to statute of limitation expirations.  The effective tax rate for 2010 differed from the statutory rate primarily due to the effect of changes in valuation allowances in both our primary foreign and domestic tax jurisdictions.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $44.7 million at September 30, 2011, an increase of approximately $3.7 million, or 8.9%, from our balance of $41.0 million at December 31, 2010.  In addition, our working capital was $45.3 million at September 30, 2011, an increase of $16.5 million from our working capital of $28.8 million at December 31, 2010.

The change in cash and cash equivalents, including restricted cash, during the nine month periods ended September 30, 2011 and 2010 is attributed to the following factors:

	Nine Months Ended September 30,
	2011	2010
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Issuance of debt and equity	$53.6	$236.3
Debt and equity issuance costs	(3.0)	(9.0)
Retirement of debt	(4.6)	-
Redemption of preferred stock	(41.8)	-
Payments of preferred stock dividends	(7.3)	-
Interest paid, net	(10.9)	-
Acquisitions	(2.1)	(212.7)
Restructuring initiatives	(1.6)	(3.0)
Acquisition related costs, net	(0.9)	(8.5)
Property and equipment purchases	(1.6)	(0.9)
Settlements with former officers	(0.9)	-
Other non-operating cash flows	0.4	-
Business operations	24.4	18.1
Increase in cash (including restricted cash)	$3.7	$20.3

Operating Cash Flows

As set forth in the consolidated statement of cash flows, cash provided by operating activities was $5.9 million in 2011, compared to $6.7 million in 2010.  The net loss in 2011 of $4.3 million includes non-cash expenses of $29.8 million, which were offset by changes in operating assets and liabilities in 2011 that reduced operating cash flows by $19.6 million.

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments as of September 30, 2011 of $1.7 million.

Investing Cash Flows

In the nine months ended September 30, 2011, we paid $0.5 million for insignificant acquisitions, net of cash received, and purchased $1.6 million in fixed assets, offset by a $0.9 million decrease in restricted cash.

Index

Financing Cash Flows

In June 2011, we issued $52.0 million in additional Notes at 103.0% of the principal amount with terms identical to the existing Notes.  Prior to issuance, we received consents from the majority of holders of existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1.5 million in consent fees from the proceeds of the Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock at the face value of $41.8 million and to pay associated dividends of $7.3 million.  In the nine months ended September 30, 2011, we also received $0.9 million in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.  In August 2011, we repaid $4.6 million of outstanding debt obligations assumed from our acquisition of OIS.

Contractual Obligations

Total outstanding commitments as of September 30, 2011 were as follows (in thousands):

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$21,180	$4,641	$4,846	$3,240	$8,453
Capital leases (including interest)	523	188	311	24	-
Notes payable (including interest)	370,440	29,610	59,220	281,610	-
Total	$392,143	$34,439	$64,377	$284,874	$8,453

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.7 million (primarily letters-of-credit related to our leased facilities) and a $0.8 million guarantee to a lender on behalf of a customer of ours at September 30, 2011, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

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

Index

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended September 30, 2011 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2011, our cash and cash equivalents included money market funds and short term deposits totaling $44.7 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of September 30, 2011, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2011.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appeals the Circuit Court’s decision.  The appeal is ongoing and the Circuit Court litigation has been stayed pending appeal.  We have retained litigation counsel, intend to continue to defend this action vigorously and have filed a counterclaim for fraud, among other claims, against both Mortimore and Noshay.  We will also continue to pursue the appeal.

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC (the “Thoma Bravo Merger”).  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the Court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has filed a notice of appeal from this judgment, and the plaintiffs have cross-appealed.  We previously tendered the defense in this matter to our appropriate insurers, which have provided coverage against the claims asserted against AMICAS.  After receipt of the Court’s attorneys’ fee award decision, the applicable insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We will vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2.5 million portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  An adverse outcome could negatively impact our operating results and financial condition.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A, "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 include detailed discussions of these factors and these factors have not changed materially from those included in the Form 10-K and Form 10-Q.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

November 4, 2011	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

November 4, 2011	By:	/s/ Justin C. Dearborn
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