Form 10-K
period 2011-12-31
MERGE HEALTHCARE INC
filed 2012-02-28
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-33006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2011, based upon the closing sale price of the Common Stock on June 30, 2011, as reported on The NASDAQ Global Select Market, was approximately $268,411,140.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of February 21, 2012:  91,011,877

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2012 Annual Meeting of Shareholders.

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

Overview

Merge Healthcare Incorporated and its subsidiaries or affiliates (collectively Merge, we, us, or our) develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.

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

We provide enterprise imaging solutions for radiology, cardiology, orthopaedics and eye care; a suite of products for clinical trials; software for financial and pre-surgical management, and applications that fuel some of the largest modality vendors in the world. Our products have been used by healthcare providers, vendors and researchers worldwide to improve patient care for more than 20 years.  Our solutions optimize processes for healthcare organizations ranging in size from single-doctor practices to health systems, for the sponsors of clinical trials, for the medical device industry, for the healthcare commerce system and for consumers of healthcare.

Merge primarily generates revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was approximately $45.1 million as of December 31, 2011.  Maintenance, which we typically renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period (recorded as software revenue), revenues derived from SaaS offerings (recorded as professional services revenue) and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  The following table presents our consolidated revenues by category, as a percentage of total revenues:

INDEX

	Year Ended December 31,
	2011	2010	2009
Net sales:
Software and other	34.8%	30.2%	49.4%
Professional services	18.0%	16.5%	17.7%
Maintenance and EDI	47.2%	53.3%	32.9%
Total net sales	100.0%	100.0%	100.0%

Recurring revenue	60.0%	67.5%	60.0%

Healthcare IT Industry

We believe there are several factors that will be favorable for the global healthcare IT industry over the next few years.  In the U.S., the recognition that healthcare IT is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare IT incentives in the American Recovery and Reinvestment Act (ARRA).  The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions included more than $35 billion in incentives which reward providers who use certified electronic health records (EHRs) in a meaningful way.  According to the Centers for Medicare and Medicaid Services (CMS), more than 175,000 professionals and hospitals had registered for meaningful use incentive programs through December 2011 and $2.5 billion was paid out in 2011 to eligible professionals and hospitals.  These incentives are contributing to increased demand for healthcare IT solutions and services in the United States. In addition, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling healthcare spending while improving the efficiency and quality of care that is delivered.  Many countries recognize healthcare IT as an important piece of the solution to these issues.

As providers adopt EHRs, we believe the need for solutions such as our iConnect platform, which offers connectivity, access to the image and interoperability between providers and other healthcare constituents, will be significant.  Imaging is an essential component of healthcare delivery across the continuum of care.  Increasing physician awareness and utilization of imaging to aid in patient diagnosis (including its use as a preventive screening method), as well as an increased availability of diagnostic imaging equipment in medical centers and hospitals, has fueled the growth of the diagnostic imaging industry.  In addition, U.S. demographic trends and the opportunity for greater international adoption of medical imaging should provide the basis for long-term, sustainable growth in imaging volumes.  We believe Merge is well positioned to benefit from these expected increases in demand due to our large footprint in United States hospitals and physician practices and our expansion into additional imaging specialties.  Based on information from Frost & Sullivan and our own research, we believe the global market for imaging software and services, healthcare IT interoperability solutions, and EHR solutions for radiology, cardiology, ophthalmology and orthopaedics is $7.5 billion annually.

We believe that we are positioned to provide value added solutions and services to our customers amidst potential changes in industry standards and regulations.  We believe the fundamental value proposition of healthcare IT remains strong and that the industry will likely benefit as healthcare providers and governments continue to recognize that these solutions and services contribute to safer, more efficient healthcare delivery.

Merge Growth Strategy

Our strategy is to be a leading provider of integrated, global healthcare IT solutions and services that improve the exchange of healthcare information.    We believe the growth drivers for Merge are the importance of imaging, the opportunity with respect to meaningful use of EHRs, and the need for interoperability. Imaging continues to be a critical component of healthcare delivery across the continuum of care.  We believe that an electronic medical record can only be considered meaningful if imaging data is included.

One of our core strengths is our proven ability to innovate, which has driven consistent expansion of our solutions and services and our entry into new markets.  We currently own approximately 80 issued patents in various jurisdictions and we continue to expand our IP portfolio.  Our portfolio of technologies is used across a wide variety of clinical specialties in addition to being an increasingly important component of clinical trials.  For example, our iConnect platform offers hospitals, imaging centers and Health Information Exchanges the ability to create information exchanges within their environment and with other entities.  As providers adopt electronic health records, we believe that the need for solutions offering connectivity and interoperability between providers and other healthcare constituents will be a new multi-billion dollar opportunity and one for which Merge is well-positioned to compete.

We will also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.  We believe that our acquisitions in 2011 and 2010 have expanded our product offering and provided greater penetration into existing market segments.  As a result of these acquisitions, we have extended our addressable market to include other specialties, such as solutions for ophthalmology, orthopaedics and laboratory markets, increased the depth of our solution portfolio for existing customers and added new prospects to include additional automation capabilities via healthcare stations.

INDEX

We have an opportunity to grow revenues by cross-selling products to existing customers as only a small percent currently have more than one of our enterprise solutions.  This is evidenced by the fact that no customer accounted for more than 5% of our net sales in any of the last three years.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we intend to continue to leverage technologies into new segments where customers see value.  For example, as providers adopt EHRs and seek to qualify for meaningful use incentives, our EHR certified solutions and our iConnect solution will help providers facilitate meaningful use and accountable care initiatives.

We believe we are positioned well to gain market share in the United States during a period of expected strong demand driven by the HITECH provisions of ARRA and the nation’s focus on improving the efficiency and quality of healthcare. We also have a strong brand, as evidenced by our popular eFilm Workstation that has over 100,000 downloads.

Our Product Portfolio

We provide a broad range of products and services to our customers, including:

•	Image Interoperability Platform

o
iConnect. This interoperability and connectivity platform enables hospitals, imaging centers, Integrated Delivery Networks and Health Information Exchanges to create information exchanges within their environments and with other entities.  This platform provides access to imaging and diagnostic data across disparate sites, geographies, specialties and providers.  This solution enables providers to expedite care, reduce duplicate exams, consolidate infrastructure and limit the expenses associated with moving, managing and storing diagnostic content and results.

•	Clinical and Financial Information Systems

o
Digital Imaging Solutions:  Picture Archiving and Communication Systems (PACS), specialty workstations and related applications manage the image workflow of a medical enterprise. PACS can be used by any medical imaging provider at a hospital or outpatient imaging site. We offer PACS solutions for general image review and management, specialty solutions for cardiology, orthopaedics, ophthalmology, mammography and oncology, and add-on modules like referring physician portals and critical test results reporting. We also offer our eFilm Workstation for general radiology reading and CADstream workstations for specialty reading of magnetic resonance imaging (MRI) breast, liver and prostate studies.

o
Clinical information systems. These systems provide a complete electronic record of a medical procedure across a variety of specialties – including Merge OrthoEMR for orthopaedics, Merge Anesthesia Information Management System for surgery, and Merge RIS for radiology.

o
Revenue Cycle Management. We offer software and services for the revenue cycle management of physician practices. These solutions can be used across a many physician specialties, but our solutions are most commonly used by radiology practices, imaging centers and billing services.

•	Software Development Toolkits, Technologies and Platforms.

o
Merge toolkits, technologies and platforms provide software developers with the necessary resources to assist in the timely development of new products and enhance existing products. They can be used by any original equipment manufacturer (OEM), medical device manufacturer, RIS/PACS or general healthcare IT vendors. We offer development toolkits in the basic standards of medical imaging and information interoperability, as well as advanced toolkits and unfinished applications for specialized medical image review and distribution.

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

Our principal competitors in the healthcare solutions and services market include: General Electric Company (Healthcare), McKesson Corporation, Fuji, Philips, Carestream, and Agfa, each of which offers software solutions that compete with a portion of our product portfolio. Almost all of these competitors are substantially larger or have more experience and market share than Merge in their respective markets.  We also partner with certain of these companies to resell our products.

Other competitors focus on specific portions of the market that we address or compete against specific products we sell. For example, there are 30 other companies in the North American PACS market, according to Frost & Sullivan.  These companies include original equipment manufacturers, former film companies and healthcare IT companies.  Our CAD solutions compete with iCAD, InVivo (Philips) and Hologic.  Our eClinical solutions and services are in a highly competitive market led by Oracle and Medidata.  Our OEM technologies most often compete with internal development departments, but also compete with software development companies for our DICOM and HL7 toolkits.

In addition, major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others specializing in the healthcare industry offer competitive software solutions or services. The pace of change in the healthcare IT market is rapid and there are frequent new software solutions or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the quality, features and performance of the products, the ongoing support for the systems and the potential for enhancements and future compatible software solutions.

Employees

At December 31, 2011, we had approximately 925 employees worldwide.  Competition for personnel in the industry in which we compete is intense.  We believe that our future success depends in part on our continued ability to hire, assimilate, train and retain qualified personnel.

Software Development

We commit significant resources to developing new health information system solutions. At December 31, 2011, approximately 225 of our employees were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $27.5 million, $20.1 million and $10.7 million during 2011, 2010 and 2009, respectively.

Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  Our software solutions follow industry standards such as DICOM, which ensures that images from any DICOM-compliant imaging modality can be displayed, moved and stored within a standard set of guidelines.  In addition, Merge follows the guidelines of the Integrating the Healthcare Enterprise (IHE) standards body, an organization dedicated to developing standard profiles for health information exchange.  Our long-time involvement with the standards committees and continuous development of products like our DICOM and HL7 toolkits have enabled Merge to stay closely tied to industry innovation.  As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services such as honeycomb, our new cloud-based platform.

Sales, Marketing and Distribution

Sales to large health systems typically take more than nine months, while the sales cycle is often shorter when selling to smaller hospitals and imaging centers.  In order to ramp up our sales and market presence, we began aggressively hiring sales and marketing personnel in the fourth quarter of 2010 and throughout 2011.  At December 31, 2011, approximately 175 of our employees were engaged in sales and marketing activities. Our executive sales and marketing management is located at our innovation center in Chicago, Illinois, while our sales team is deployed across the United States and globally.

We employ quota based sales teams who specialize in particular solutions and services.  In addition, we have sales teams dedicated to establishing and maintaining Value Added Reseller (VAR) and distributor relationships globally.  We have concentrated inside and telesales staff in one location in order to bring economies of scale in management and process.  Our sales teams are complemented by a staff of lead generation and marketing employees.  These teams use online tools and resources that streamline and track the sales process.

INDEX

Our marketing efforts are mainly electronic, utilizing our website and our extensive email database of customers for our communication campaigns, as well as our website for online communities and certain social media.  Beyond electronic media, we employ consistent media relations efforts for market communications.  In addition, we participate in the major industry trade shows for our respective product lines.  We also have an active user group for our U.S. customers and an industry advisory board.

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

Our markets have been and will continue to be affected by global macroeconomic conditions.  As our business expands globally, we are increasingly subject to the risks arising from adverse changes in domestic and global economic and political conditions.  If global economic conditions deteriorate or economic uncertainty continues, our clients might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which may delay or reduce their purchases. This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  In addition, weakness in the end-user market could negatively affect our OEM and VAR customers who could, in turn, delay paying their obligations, which would increase our credit risk exposure and cause a decrease in operating cash flows.  Also, if OEM and VAR customers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end-users to purchase products from other vendors or directly from us, sales could decline.  Any of these events would likely harm our business, results of operations and financial condition.

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

We have a Substantial Amount of Indebtedness, which could Impact our Ability to Obtain Future Financing or Pursue our Growth Strategy.

 We have substantial indebtedness.  As of December 31, 2011, we had approximately $252.2 million of indebtedness, including $252.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes).

 Our high level of indebtedness could have important consequences and significant adverse effects on our business, including the following:

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

INDEX

•	Our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

The indenture governing our Notes contains, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest.  The indenture, among other things, limits our ability to:

•	Incur additional indebtedness and issue preferred stock;

•	Pay dividends on or make distributions in respect of capital stock;

•	Make certain investments or certain other restricted payments;

•	Issue dividends and enter into other payment restrictions affecting certain subsidiaries;

•	Enter into transactions with stockholders or affiliates;

•	Create or incur liens;

•	Enter into certain sale-leaseback transactions;

•	Guarantee indebtedness;

•	Merge or consolidate without meeting certain conditions; and

•	Issue or sell stock of certain subsidiaries.

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

We expect to obtain the funds to pay our expenses and to pay the amounts due under the Notes primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the Notes, or to fund other liquidity needs.  If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow more money.  We cannot be assured that we will be able to accomplish any of these alternatives on terms acceptable to us or at all.  In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.  Our failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the Notes and our ability to pay the amounts due under the Notes.  See the section captioned “Liquidity and Capital Resources” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference.

We may be Able to Incur Substantial Additional Indebtedness that could Further Exacerbate the Risks Associated with our Indebtedness.

We may incur substantial additional indebtedness in the future. Although the indenture governing the Notes contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in the future, including additional secured indebtedness. If we incur additional indebtedness, the risks described above under “— We have a substantial amount of indebtedness, which could impact our ability to obtain future financing or pursue our growth strategy” and “— Payments on our indebtedness will require a significant amount of cash. Our ability to meet our cash requirements and service our indebtedness is impacted by many factors that are outside of our control” would intensify.

Our Future Capital Needs are Uncertain and our Ability to Access Additional Financing may be Negatively Impacted by the Volatility and Disruption of the Capital and Credit Markets and Adverse Changes in the Global Economy.

 Our capital requirements in the future will depend on many factors, including:

•	Acceptance of and demand for our products;

INDEX

•	The extent to which we invest in new technology and product development;

•	The costs of developing new products, services or technologies;

•	Our interest and principal payment obligations;

•	The number and method of financing of acquisitions and other strategic transactions; and

•	The costs associated with the growth of our business.

 We must continue to enhance and expand our product and service offerings to maintain our competitive position, satisfy our working capital obligations and increase our market share.  We have in the past required substantial capital infusions.  Our ability to incur additional indebtedness in the future may be limited or available only on disadvantageous terms.  We currently do not have a credit facility and such a facility may be difficult to obtain in the future given the amount of indebtedness that we have incurred and future market conditions.  Unless we can achieve cash flow levels sufficient to support our operations, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations.  Our ability to borrow in the future is dependent upon our ability to manage business operations and generate sufficient cash flows to service such indebtedness.  If we are unable to generate sufficient working capital or obtain alternative financing, we may not be able to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected.

 If global economic conditions deteriorate, we could experience a decrease in cash flows from operations and may need additional financing to fund operations.  Due to the existing uncertainty in the capital markets (including debt, private equity, venture capital and traditional bank lending), access to additional debt or equity may not be available on acceptable terms or at all.  If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

INDEX

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

We face Aggressive Competition in Many Areas, and our Business will be Harmed if we Fail to Compete Effectively.

The markets for Healthcare IT solutions are highly competitive and subject to rapid technological change. We may be unable to maintain our competitive position against current and potential competitors. Many of our current and potential competitors have greater financial, technical, product development, marketing and other resources, and we may not be able to compete effectively with them. In addition, new competitors may emerge and our system and software solution offerings may be threatened by new technologies or market trends that reduce the value of our solutions.

We often compete with our OEM customers’ own internal software engineering groups. The size and competency of these groups may create additional competition.

The development and acquisition of additional products, services and technologies, and the improvement of our existing products and services, require significant investments in research and development. For example, our current portfolio is in various stages of development and may require significant further research, development, pre-clinical or clinical testing, regulatory approval and commercialization. If we fail to successfully sell new products and update existing products, our operating results may decline as existing products reach the end of their commercial life cycles.

INDEX

If We Are Unable to Successfully Identify or Effectively Integrate Acquisitions, our Financial Results may be Adversely Affected.

We have in the past and may in the future acquire and make investments in companies, products or technologies that we believe complement or expand our existing business and assist in quickly bringing new products to market.  There can be no assurance that we will be able to identify suitable candidates for successful acquisitions at acceptable valuations.  In addition, our ability to achieve the expected returns and synergies from past and future acquisitions depends in part upon our ability to integrate the offerings, technology, administrative functions, and personnel of these businesses into our business in an efficient and effective manner.  We cannot predict whether we will be successful in integrating acquired businesses or that our acquired businesses will perform at anticipated levels.  In addition, our past and future acquisitions may subject us to unanticipated risks or liabilities, or disrupt operations and divert management’s attention from day-to-day operations.  In addition, we may use our capital stock to acquire acquisition targets, which could be dilutive to the existing stockholders and cause a decline in the price of our common stock.

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

We have Incurred and may Continue to Incur Costs Associated with Acquisition Activities.

 In the years ended December 31, 2011, 2010 and 2009, we incurred $1.6 million, $9.7 million and $1.2 million of acquisition related costs, respectively.  All such direct acquisition costs are expensed as incurred by us.  In addition, we often are required to incur charges to operations in the quarters following an acquisition to reflect costs associated with integrating acquired companies.  We may incur additional material charges in subsequent quarters associated with acquisitions.  We anticipate that our acquisition activities will require cash outflows directly related to completing acquisitions as well as costs related to integration efforts.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

A Portion of our Business Relies Upon a Network of Independent Contractors and Distributors Whose Actions could have an Adverse Effect on our Business.

We obtain some critical information from independent contractors.  In addition, we rely on a network of VARs and distributors to sell our offerings in locations where we do not maintain a sales office or direct sales team.  These independent contractors, VARs and distributors are not our employees.  As a result, we have limited ability to monitor and direct their activities.  The loss of a significant number of these independent contractors, VARs or distributors could disrupt our sales, marketing and distribution efforts.  Furthermore, if any actions or business practices of these individuals or entities violate our policies or procedures or otherwise are deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions or reputation damage, any of which could adversely affect our business and require us to terminate relationships with them.

INDEX

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

Our Performance and Future Success Depends on our Ability to Attract, Integrate and Retain Qualified Technical, Managerial and Sales Personnel.

We are dependent, in part, upon the services of our senior executives and other key business and technical personnel.  We do not currently maintain key-man life insurance on our senior executives.  The loss of the services of any of our senior executives or other key employees could have a material adverse effect on our business.  Our commercial success will depend upon, among other things, the successful recruiting, training and retention of highly skilled technical, managerial and sales personnel with experience in similar business activities.  Competition for the type of highly skilled individuals that we seek is intense.  We may not be able to retain existing key employees or be able to find, attract and retain skilled personnel on acceptable terms.

We may not be Able to Adequately Protect our Intellectual Property Rights or may be Accused of Infringing Intellectual Property Rights of Third Parties.

We regard our patents, trademarks, service marks, copyrights, trade secrets, proprietary technology and similar intellectual property as important to our success. We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with employees, customers and others to protect our proprietary rights.  Our U.S. patents may not provide us with a competitive advantage or may be challenged by third parties.  Further, effective intellectual property protection may not be available in every country in which our products and services are available. We also may not be able to acquire or maintain appropriate intellectual property rights in all countries where we do business.

We may not be able to discover or determine the extent of any unauthorized use of our intellectual property and proprietary rights.  Third parties that license our proprietary rights also may take actions that diminish the value of these rights.  Any claims of alleged infringement of the intellectual property rights of third parties, whether or not meritorious, may result in the expenditure of significant financial and managerial resources.  If we are found liable for infringement, we may be required to pay damages or cease making or selling certain products.  We may need to obtain licenses from third parties who allege that we have infringed on their rights, but such licenses may not be available on terms acceptable to us or at all.  In addition, we may not be able to obtain or utilize on favorable terms, or at all, licenses or other rights with respect to intellectual property we do not own in providing services under commercial agreements.  These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.

We also rely on proprietary know how and confidential information and employ various methods, such as entering into confidentiality and non-compete agreements with our current employees and with certain third parties to whom we have divulged proprietary information to protect the processes, concepts, ideas and documentation associated with our solutions.  Such methods may not afford sufficient protection, and we may not be able to protect trade secrets adequately or ensure that other companies would not acquire information that we consider proprietary, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the U.S.  Our inability to protect our proprietary technology could result in competitive harm that could adversely affect our business.

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

Our international activities are material to our revenues and profits, and we plan to further expand internationally.  In 2011, our international revenues were $20.5 million, or about 9% of total revenues.  We have limited experience operating in international markets and may not benefit from any first-to-market advantages or otherwise succeed.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

INDEX

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

There can be no assurance that customers will accept any of these products, product upgrades, support or services.  In addition, even if customers accept these products and services initially, we cannot be assured that they will continue to purchase our products and services at levels that are consistent with, or higher than, past quarters.  Customers may significantly reduce their relationships with us or choose not to expand their relationship with us.  In addition, any pricing strategy that we implement for any of our products, product upgrades, or services may not be economically viable or acceptable to our target markets.  Failure to achieve or to sustain significant penetration in our target markets with respect to any of these products, product upgrades, or services could have a material adverse effect on our business.

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

INDEX

Litigation or Regulatory Actions could Adversely Affect our Financial Condition.

As a result of lawsuits and regulatory matters, including the matters discussed in Item 3, Legal Proceedings in this Annual Report on Form 10-K, we have incurred and may continue to incur substantial expenses.  In addition, we are, from time to time, parties to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable.  The defense of these actions may be both time consuming and expensive.  We are unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this Annual Report on Form 10-K.  If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

We may be Subject to Product Liability Claims if People or Property are Harmed by the Products and Services that we Sell.

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death or environmental or property damage and may require product recalls or other actions.  Certain third parties, primarily our customers, also sell products or services using our products.  This may increase our exposure to product liability claims.  Although we maintain liability insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred or that insurance will continue to be available on economically reasonable terms or at all.  In addition, some of our agreements with vendors and sellers do not indemnify us from product liability. Even unsuccessful claims could result in substantial costs and diversion of management resources.  A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

We Provide Customers with Certain Warranties that could Result in Higher Costs than Anticipated.

Software products such as ours that are used in a wide range of clinical and health information systems settings may contain a number of errors or “bugs,” especially early in their product life cycle.  Our products include clinical information systems used in patient care settings where a low tolerance for errors or bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  The discovery of defects or errors in our software products or in our implementation of integrated solutions may cause delays in product delivery, poor client references, payment disputes, contract cancellations, harm to our reputation, product liability claims or additional expenses and payments to rectify problems.  Furthermore, our customers might use our software together with products from other companies or those that they have developed internally.  As a result, when problems occur, it might be difficult to identify the source of the problem.  Even when our software does note cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our research and development efforts, impact our reputation and cause significant customer relations problems.  Any of those factors may result in delayed acceptance of, or the return of, our software products.

We Depend on Licenses from Third Parties for Rights to Some Technology we use, and if we are Unable to Continue these Relationships and Maintain our Rights to this Technology, our Business could Suffer.

Some of the technology used in our software depends upon licenses from third party vendors.  These licenses typically expire within one to five years, can be renewed only by mutual consent and may be terminated if we breach the license and fail to cure the breach within a specified period of time.  We may not be able to continue using the technology made available to us under these licenses on commercially reasonable terms or at all.  As a result, we may have to discontinue, delay or reduce software shipments until we obtain equivalent technology, if available, which could hurt our business.  Most of our third party licenses are nonexclusive.  Our competitors may obtain the same right to use any of the technology covered by these licenses and use the technology to compete directly with us.  In addition, if our vendors choose to discontinue support of the licensed technology in the future or are unsuccessful in their continued research and development efforts, particularly with regard to the Microsoft Windows/Intel platform on which most of our products operate, we may not be able to modify or adapt our own software. This could have an adverse effect on our business.

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

INDEX

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

 Federal regulations under the Health Insurance Portability and Accountability Act (HIPAA) impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non-compliant formats and health plans.  Collectively, these groups are known as covered entities.  HIPAA regulations prescribe transaction formats and code sets for electronic health transactions, protect individual privacy by limiting the uses and disclosures of individually identifiable health information and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.  Although we are not a covered entity, most of our customers are, and they require that our software and services adhere to HIPAA regulations.  Any failure or perceived failure of our software or services to meet HIPAA regulations, or breach of our network security, could adversely affect demand for our software and services and potentially require us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

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

The U.S. Congress has enacted far-reaching health system reform legislation that could have a negative impact on our business.  While the impact of the legislation is difficult to predict, the legislation will increase pressure to control spending in government programs (e.g., Medicare and Medicaid) and by third party payors.  The ability of customers to obtain appropriate reimbursement for their services from these programs and payors is critical to the success of our company.  For example, changes in the equipment utilization rate, once fully implemented, have the potential to decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower.  A second significant potential reimbursement change relates to the Sustainable Growth Rate (SGR) component of the Medicare Physician Fee Schedule.  The SGR is part of the update factor process used to set the annual rate of growth in allowed reimbursable medical expenditures, and is determined by a formula specified by Congress.  Because the annual calculation of the SGR would have led to reimbursement reductions that Congress found unacceptable, Congress has interceded to delay the implementation of this statutory SGR update factor.  While these changes have provided temporary reimbursement relief to healthcare providers and us, because of the significant budgetary impacts, Congress has retained the SGR formula, thereby allowing annual unimplemented payment reductions to accumulate in the Medicare statute.  The Congress and the Obama administration are currently considering legislation to attempt to fix or delay this problem, but the prospects for enactment remain uncertain.  The changes being considered have the potential to negatively impact the professional component of reimbursement.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) beneficially owned approximately 35.6 million, or 37.4%, of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2011, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.  As of December 31, 2011, Merrick and its affiliates owned approximately 35.2% of our common stock.  The influence of our large stockholders could impact our business strategy and also have the effect of discouraging others from attempting us to take over, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

Our Large Stockholders may have Interests that Differ from other Stockholders.

Merrick and its affiliates, including Merrick Ventures, beneficially own, as of December 31, 2011, 35.2% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Effective as of January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement. On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150,000. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion). The cost of this consulting agreement in 2011, 2010 and 2009 was $1.2 million, $2.1 million and $0.5 million, respectively.

In April 2010, Merrick purchased 10,000 shares of our Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of our common stock for an aggregate purchase price of $10.0 million.  These shares were purchased by Merrick at the same price per share as paid by the other investors in the transaction.  Merrick also purchased, at the same price per Note as the other investors, $5.0 million of the $200.0 million of Notes that we issued in April 2010 to complete our acquisition of AMICAS,

On July 30, 2010, we acquired substantially all of the Olivia Greets assets from Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, for 500,000 shares of our common stock.Merrick Healthcare transferred these shares of common stock to Merrick Ventures after the expiration of the one-year trading restriction.  As a result of the Olivia Greets acquisition, the value-added reseller agreements that we entered into with Merrick Healthcare in March 2009 and March 2010 were terminated.

On June 20, 2011, Merrick purchased $5.0 million of the $52.0 million of additional Notes that we issued on June 20, 2011.  Merrick purchased the Notes at the same purchase price per Note as the other investors in the transaction. We used the proceeds from this private placement of additional Notes to redeem and retire all outstanding shares of our Series A Preferred Stock for approximately $1,176 per share, including $11.8 million to redeem and retire the 10,000 shares of our Series A Preferred Stock held by Merrick.

In December 2011, we entered into a master services agreement with higi llc (“higi”), pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $0.7 million.  We recognized $0.5 million in revenue and were paid $0.5 million in 2011 under this Agreement, with the remaining fees to be earned in 2012.  In addition, the master services agreement granted higi certain branding rights related to our health station business and requires higi to pay a fixed annual fee of $100 per station to us for each station that is branded with higi’s trademarks and that includes higi’s software, images and/or other intellectual property.  No such stations are currently in service, although a pilot program for higi-branded stations may be launched during 2012.  The agreement has an initial term of one year, with continuing renewal rights, and is subject to termination on 120 days notice.  Merrick Ventures owns over 75% of higi’s outstanding equity interests and Mr. Ferro is higi’s Chairperson and Founder.

On February 24, 2012, we entered into an Assignment Agreement with Merrick Ventures under which Merge will sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental rate of $78,000, terminating on December 13, 2013. The rent will be paid to Merrick monthly and is exactly the same rate as Merrick currently pays under its lease. Under the Assignment, Merge will also pay approximately $70,000 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

INDEX

As a result of these relationships, the interests of Merrick and its affiliates may differ from those of our other stockholders.  Merrick Ventures and its affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.  Merrick and its affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  Merrick’s significant ownership of our voting stock will enable it to influence or effectively control us.

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

In connection with the acquisitions of etrials and Confirma in the third quarter of 2009, we issued 9.4 million additional shares of our common stock.  We did not use our common stock as consideration for the AMICAS acquisition in April of 2010, but we did issue 7.5 million shares of our common stock to the purchasers of our new class of Preferred Stock that funded a portion of the purchase price for the AMICAS acquisition.  In 2011, we issued 6.8 million additional shares of our common stock in connection with one acquisition completed in 2010 and three other acquisitions completed in 2011.  The increase in the number of outstanding shares of our common stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market price of our common stock.

Shares of our Common Stock Eligible for Public Sale may have a Negative Impact on the Market Price of our Common Stock, and Dilute our Stockholders’ Percentage Ownership and Voting Power.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common or preferred stock.  As of December 31, 2011, we had approximately 90.9 million shares of common stock outstanding.  In addition, as of December 31, 2011, we had outstanding options to purchase approximately 9.2 million shares of our common stock, of which approximately 4.2 million options were then exercisable.  Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock.  As additional shares of common stock become available for sale in the public market, due to the exercise of options or the issuance of shares as a result of acquisitions, the market supply of shares of common stock will increase, which could also decrease the market price.

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

We currently intend to retain future earnings, if any, to fund future growth, and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased and will purchase shares.

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

Certain Provisions of our Certificate of Incorporation, Bylaws and Delaware law could make a Takeover Difficult and May Prevent or Frustrate Attempts by our Stockholders to Replace or Remove our Management Team.

Various provisions contained in our certificate of incorporation and bylaws could delay or discourage some transactions involving an actual or potential change in control and may limit the ability of our stockholders to remove current management or approve transactions that our stockholders may deem to be in their best interests.  For instance, we have an authorized class of 1,000,000 shares of preferred stock all of which shares are undesignated except for 50,000 shares of Series A Preferred Stock (none of which were issued and outstanding as of December 31, 2011). Shares of our authorized but unissued preferred stock may be issued by our board of directors without stockholder approval, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of us.

In addition, provisions of our certificate of incorporation and bylaws:

•	Require that any action required or permitted to be taken by our stockholders be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing;

•
Provide an advance written notice procedure with respect to stockholder proposals and the nomination of candidates for election as directors, other than nominations made by or at the direction of our board of directors or a committee of our board of directors;

•	State that special meetings of our stockholders may be called only by the chairman of our board of directors, our chief executive officer or by a majority of our board of directors then in office; and

•	Allow our directors to fill vacancies on our board of directors, including vacancies resulting from removal or enlargement of the board of directors.

We are also subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any “business combination” with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock, unless the business combination is approved in a prescribed manner.

These provisions of our certificate of incorporation, bylaws and of Delaware law, may have the effect of delaying, deterring or preventing a change in control, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock. In addition, these provisions make it more difficult to replace or remove our current management team in the event our stockholders believe this would be in our best interest and the best interests our stockholders.

INDEX

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our five largest facilities are set forth in the following table:

Location	Square Footage	Annual Lease Payments (millions of $)
Chicago, Illinois	28,000	$0.5
Daytona Beach, Florida	36,000	0.3
Hartland, Wisconsin	81,000	0.7
Mississauga, Ontario	24,000	0.6
Morrisville, North Carolina	17,000	0.3

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

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC.  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the Court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has appealed from this judgment.  We previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the Court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We are vigorously asserting all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2.5 million portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  An adverse outcome could negatively impact our financial condition and cash flow.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

INDEX

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9 million break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9 million payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  An adverse outcome could negatively impact our operating results, cash flow and financial condition.

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

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

INDEX

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market (NASDAQ).  The following table sets forth for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ:

Common Stock Market Prices

2011	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$7.16	$7.23	$6.19	$5.36
Low	$4.32	$4.86	$4.55	$3.39

2010	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$4.25	$3.38	$3.16	$3.44
Low	$2.84	$2.46	$1.92	$1.95

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 438 shareholders of record of common stock as of February 21, 2012.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) for the period from December 31, 2006 to December 31, 2011.  The comparison assumes that $100 was invested on December 31, 2006 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

INDEX

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2010

Date	Merge Healthcare Incorporated (Nasdaq: MRGE)	Nasdaq Computer Index (^IXCO)	Russell 2000 Index (^RUT)
12/31/2006	$100	$100	$100
12/31/2007	$18	$122	$97
12/31/2008	$20	$65	$63
12/31/2009	$51	$111	$79
12/31/2010	$57	$130	$99
12/31/2011	$74	$131	$94

Dividend Policy

We are prohibited from making certain dividend payments based on the terms of our Notes.  We currently do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

Recent Issuances of Unregistered Securities

In the fourth quarter of 2011, we donated 485,232 shares of our common stock with a value of approximately $1.9 million to a charitable organization.  The value of the shares issued was based on the closing price of our common stock as of the transaction date, discounted based upon a one-year trading restriction.

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

	Years Ended December 31,
	2011	2010(1)	2009(2)	2008	2007
	(in thousands, except for share and per share data)
Statement of Operations Data:
Net sales	$232,428	$140,332	$66,841	$56,735	$59,572
Operating income (loss)(3)	29,155	(8,524)	8,963	(21,697)	(171,238)
Income (loss) before income taxes	(1,866)	(25,162)	150	(23,743)	(171,808)
Income tax expense (benefit)	3,665	(13,646)	(135)	(60)	(240)
Net income (loss)	(5,531)	(11,516)	285	(23,683)	(171,568)
Net income (loss) attributable to Merge	(5,521)	(11,516)	285	(23,683)	(171,568)
Net income (loss) available to common shareholders	(8,674)	(30,592)	285	(23,683)	(171,568)
Earnings (loss) per share:
Basic	$(0.10)	$(0.38)	$0.00	$(0.51)	$(5.06)
Diluted	(0.10)	(0.38)	0.00	(0.51)	(5.06)
Weighted average shares outstanding:
Basic	86,647,097	80,231,427	60,910,268	46,717,546	33,913,379
Diluted	86,647,097	80,231,427	62,737,821	46,717,546	33,913,379

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Working capital	$46,020	$28,357	$18,231	$8,254	$878
Total assets	450,387	396,645	100,249	54,737	61,635
Long-term debt obligations	249,438	195,077	-	14,230	-
Shareholders’ equity	92,471	104,806	68,137	8,841	24,405

(1)	Includes the results of AMICAS from April 28, 2010, the date of the business combination.
(2)	Includes the results of etrials and Confirma from July 20, 2009 and September 1, 2009, the respective dates of the business combinations.
(3)	For the year ended December 31, 2007, we incurred a charge of $122.4 million related to the impairment of goodwill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions,  the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.  We also look to expand through strategic acquisitions that will allow us to further expand our addressable market and customer base.  During the last three years, we have expanded our product offerings through the following strategic acquisitions (the first three of which we also refer to as Significant Acquisitions):

•	AMICAS, Inc. (AMICAS), an image and information management solutions provider, which we acquired on April 28, 2010;

•	Confirma, Inc. (Confirma), a provider of computer systems for processing and presenting data from magnetic resonance imaging (MRI) studies, which we acquired on September 1, 2009;

•	etrials Worldwide, Inc. (etrials), a provider of clinical trials software and services, which we acquired on July 20, 2009; and

•	Ophthalmic Imaging Systems (OIS), one of the top providers of digital imaging and informatics solutions for ophthalmology and other medical specialties, which we acquired on August 4, 2011.

We primarily generate revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was $45.1 million as of December 31, 2011.  Maintenance, which we typically renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period (recorded as software revenue), revenues derived from SaaS offerings (recorded as professional services revenue) and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  In 2011, recurring revenue was approximately 60% of total net sales.

Our solutions optimize processes for healthcare providers ranging in size from single-doctor practices to health systems, to the sponsors of clinical trials and medical device manufacturers.  These solutions are licensed by more than 1,500 hospitals; 6,000 clinics and labs, 250 medical device manufacturers and by top pharmaceutical companies world-wide. We believe that we have an opportunity to grow revenues by expanding our solution footprint with existing customers, as only a small percent currently have more than one of our enterprise solutions.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as the push for meaningful use incentives drives adoption of electronic health records, we envision this will create significant demand for our iConnect platform to image-enable those newly deployed systems.

INDEX

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of:

•	Software and other sales, net of estimated returns and allowances, including software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and other providers;

•	Professional services, including hosted clinical trial SaaS offerings, installation, custom engineering services, training, consulting and project management; and

•	Maintenance and EDI, including software maintenance and support and EDI revenues.

Cost of Sales

Cost of sales consists of:

•	Software and other cost of sales, including purchased components and third-party royalties included in software and hardware sales to our customers;

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

•
Depreciation and amortization, including any impairment, for amounts assessed on capital equipment used to fulfill contract obligations as well as our purchased and developed software and backlog assets.  Depreciation and amortization are recorded over the respective assets’ useful life.  Each quarter we test our purchased and developed software for impairment by comparing its net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

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

Restructuring and Other Expenses

Restructuring and other expenses consist of severance to involuntarily terminated employees and relocation expenses resulting from our restructuring initiatives, loss on disposal of subsidiaries and impairment of non-cancelable building leases associated with restructuring activities.

Depreciation, Amortization and Impairment

Depreciation and amortization, including any impairment, is assessed on capital equipment, leasehold improvements and our customer relationships, trade names and non-compete agreement intangible assets.  Depreciation and amortization are recorded over the respective assets’ useful life.  We also record impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support recovery of the assets.

INDEX

Other Income (Expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalent balances, interest expense, amortization of costs and discounts incurred from borrowings and issuance costs on borrowings which did not qualify for capitalization.  It also includes foreign exchange gains or losses on foreign currency payables and receivables at our Nuenen, Netherlands branch and at our subsidiaries located in Europe, Israel, Canada and China.  In addition, we also record any other-than-temporary impairment charges recognized on our equity investments in non-public companies in other income (expense).

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
In 2010 and 2011, we expanded our product offerings through the acquisitions of AMICAS and OIS, which we acquired on April 28, 2010 and August 4, 2011, respectively.  As a result of the timing of the completion of these acquisitions, the comparability of the results of operations for the year ended December 31, 2011 differ significantly from the year ended December 31, 2010.

•
During 2009, we completed the acquisitions of Confirma and etrials, which we acquired on September 1, 2009 and July 20, 2009, respectively.  The results of operations of Confirma and etrials are included in our consolidated statements of operations since the respective dates of acquisition.  Together with AMICAS, we refer to these as the Significant Acquisitions.  As result of the timing of the Significant Acquisitions, the results of operations for the year ended December 31, 2010 differ significantly from the year ended December 31, 2009.

•
We completed restructuring initiatives in August 2011 concurrent with the acquisition of OIS, in April 2010 concurrent with the acquisition of AMICAS and in July 2009 concurrent with the acquisition of etrials.  These initiatives assisted in providing operational rigor to a combined, larger organization and enabled us to decrease costs as a percentage of revenue (most notably general and administrative costs).

•
We issued $200.0 million of Notes in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $9.0 million.  The years ended December 31, 2011 and 2010 include 12 months and eight months, respectively, of interest expense and amortization of the original issuance discount and costs of the Notes, whereas the year ended December 31, 2009 includes no such expenses.

•
We issued additional Notes in June 2011 to redeem and retire our Series A Preferred Stock (which had been issued as part of the financing for the acquisition of AMICAS).  We issued these additional $52.0 million of Notes at 103.0% of the principal amount with terms identical to the Notes issued in April 2010.  We used these proceeds to retire all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41.8 million and paid cumulative dividends of $7.3 million (which were accruing at a 15% annual compounded rate).  The year ended December 31, 2011 includes seven months of interest expense and amortization of the premium and certain issuance costs, whereas the years ended December 31, 2010 and 2009 include no such expenses.  Also, in the year ended December 31, 2011 we incurred $3.2 million in costs related to the issuance of the additional Notes, including $1.7 million which was expensed in “other expense, net” of our statement of operations and $1.5 million which was capitalized and is being amortized into interest expense over the remaining term of the Notes.

•
In November 2009, we sold 9.1 million shares of common stock in a registered direct offering for aggregate net proceeds of $25.2 million which we used to repay a then-existing $15.0 million note payable (at 13% interest).  This note payable was originally issued at a discount and had issuance costs, both of which were being amortized over the life of the note payable.  We recorded a $3.3 million loss on early extinguishment of the $15.0 million note payable, including a prepayment penalty of $2.7 million and write-off of $0.4 million of remaining debt issuance costs and note discount.

INDEX

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,						Change
	2011	%	(1)	2010	%	(1)	$	%

Net sales:
Software and other	$80,948	34.8%		$42,420	30.2%		$38,528	90.8%
Professional services	41,905	18.0%		23,175	16.5%		18,730	80.8%
Maintenance and EDI	109,575	47.2%		74,737	53.3%		34,838	46.6%
Total net sales	232,428	100.0%		140,332	100.0%		92,096	65.6%
Cost of sales:
Software and other	29,090	35.9%		13,762	32.4%		15,328	111.4%
Professional services	21,134	50.4%		15,411	66.5%		5,723	37.1%
Maintenance and EDI	29,090	26.5%		24,418	32.7%		4,672	19.1%
Depreciation, amortization and impairment	9,340	4.0%		10,972	7.8%		(1,632)	-14.9%
Total cost of sales	88,654	38.1%		64,563	46.0%		24,091	37.3%
Total gross margin	143,774	61.9%		75,769	54.0%		68,005	89.8%

Gross margin by net sales category (2)
Software and other	51,858	64.1%		28,658	67.6%		23,200	81.0%
Professional services	20,771	49.6%		7,764	33.5%		13,007	167.5%
Maintenance and EDI	80,485	73.5%		50,319	67.3%		30,166	59.9%

Operating expenses:
Sales and marketing	38,800	16.7%		20,697	14.7%		18,103	87.5%
Product research and development	27,542	11.8%		20,064	14.3%		7,478	37.3%
General and administrative	32,579	14.0%		22,012	15.7%		10,567	48.0%
Acquisition-related expenses	1,614	0.7%		9,674	6.9%		(8,060)	-83.3%
Restructuring and other expenses	1,216	0.5%		5,006	3.6%		(3,790)	-75.7%
Depreciation, amortization and impairment	12,868	5.5%		6,840	4.9%		6,028	88.1%
Total operating costs and expenses	114,619	49.3%		84,293	60.1%		30,326	36.0%
Operating income (loss)	29,155	12.5%		(8,524)	-6.1%		37,679	-442.0%
Other expense, net	(31,021)	-13.3%		(16,638)	-11.9%		(14,383)	86.4%
Loss before income taxes	(1,866)	-0.8%		(25,162)	-17.9%		23,296	-92.6%
Income tax expense (benefit)	3,665	1.6%		(13,646)	-9.7%		17,311	-126.9%
Net loss	$(5,531)	-2.4%		$(11,516)	-8.2%		$5,985	-52.0%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2011 were $80.9 million, an increase of $38.5 million, or 90.8%, from $42.4 million in 2010, primarily due to sales arising from the Significant Acquisitions, sales from new product offerings such as iConnect and meaningful use (MU) and the success of our cross-selling initiatives.

Professional Services Sales.  Total professional services sales in 2011 were $41.9 million, an increase of $18.7 million, or 80.8%, from $23.2 million in 2010, primarily due to the same reasons as indicated in “software and other sales”.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $109.5 million, an increase of $34.8 million, or 46.6%, from $74.7 million in 2010, primarily due to the same reasons as indicated in “software and other sales” as well as maintaining a high rate of annual maintenance renewals.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $51.9 million in 2011, an increase of $23.2 million, or 81.0%, from $28.7 million in 2010.  Gross margin as a percentage of software and other sales decreased to 64.1% in 2011 from 67.6% in 2010, due to an increase in hardware sales, which are at lower margins than those involving software only.  Hardware sales were 32% of software and other sales in 2011 compared to 23% in 2010.  We expect gross margins on software and other sales to fluctuate depending on the software and hardware mix.

Gross Margin – Professional Services Sales. Gross margin on professional service sales was $20.8 million in 2011, an increase of $13.0 million, or 167.5%, from $7.8 million in 2010.  Gross margin as a percentage of professional service sales increased to 49.6% in 2011 from 33.5% in 2010, primarily due to an increase in the billable utilization of our professional services resources as well as the success of our 2010 restructuring initiative.  As the majority of professional services costs are fixed, we expect gross margins going forward to fluctuate depending on billable utilization of these resources.

INDEX

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $80.5 million in 2011, an increase of $30.2 million, or 59.9%, from $50.3 million in 2010.  Gross margin as a percentage of maintenance and EDI sales increased to 73.5% in 2011 from 67.3% in 2010, primarily due to a reduction in third party maintenance costs.  We expect that our future maintenance and EDI margins will be similar to 2011.

Depreciation, Amortization and Impairment.  Depreciation, amortization and impairment expense decreased $1.6 million, or 14.9%, to $9.4 million in 2011 from $11.0 million in 2010, primarily due to a $2.3 million impairment charge in 2010 related to a write off of our purchased software assets involving overlapping products, offset by an increase in amortization from purchased software assets acquired in 2010 (which had a full year of amortization in 2011) as well as those acquired in 2011.

Sales and Marketing

Sales and marketing expense increased $18.1 million, or 87.5%, to $38.8 million in 2011 from $20.7 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, sales and marketing increased by 2.0% to 16.7% due to increased branding efforts, customer facing events and personnel investments in these functions.

Product Research and Development

Product research and development expense increased $7.4 million, or 37.3%, to $27.5 million in 2011 from $20.1 million in 2010 primarily due to the acquisition of AMICAS.  As a percentage of net sales, product research and development decreased by 2.5% to 11.8% as we were able to leverage our innovation efforts while continuing to innovate and produce new solutions.

General and Administrative

General and administrative expense increased $10.6 million, or 48.0%, to $32.6 million in 2011 from $22.0 million in 2010, primarily due to the acquisition of AMICAS.  As a percentage of net sales, general and administrative expenses decreased by 1.7% to 14.0% as a result of our 2010 cost saving initiatives, offset by ongoing legal expenses incurred in the normal course of business.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  In 2011, we incurred $1.6 million of such expenses, primarily related to our acquisition of OIS.  In 2010, we incurred $9.7 million of such expenses primarily related to our acquisition of AMICAS.

Restructuring and Other Expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees and relocation of certain employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2011, we incurred $1.2 million of such expenses primarily related to the initiative completed concurrent with the acquisition of OIS.  In 2010, we incurred $5.0 million of such expenses, primarily related to the reorganization of our business concurrent with the acquisition of AMICAS.

Depreciation, Amortization and Impairment

Depreciation and amortization expense increased $6.0 million, or 88.1%, to $12.8 million in 2011 from $6.8 million in 2010, primarily due to the acquisition of AMICAS as well as a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011.

Other Expense, Net

Net other expense increased $14.4 million to $31.0 million in 2011 compared to $16.6 million of net expense in 2010.  The expense in 2011 includes $29.1 million of interest expense and amortization of issuance costs and note discount associated with our Notes and $1.7 million in expense related to the additional $52 million in Notes issued in June 2011.   In 2010, we incurred $17.3 million of interest expense and amortization of issuance costs and note discount associated with the Notes.

Income Tax Expense (Benefit)

In 2011, we recorded income tax expense of $3.7 million compared to a $13.6 million income tax benefit recorded in 2010. The tax expense in 2011 resulted from profitable Canadian operations, state income taxes, and the deferred effect of tax deductible goodwill amortization.  Only the state income taxes resulted in cash tax payments.  The tax benefit in 2010 resulted from the release of $14.1 million of valuation allowance that was previously established for the Canadian operations.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

INDEX

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,						Change
	2010	%	(1)	2009	%	(1)	$	%

Net sales:
Software and other	$42,420	30.2%		$33,037	49.4%		$9,383	28.4%
Professional services	23,175	16.5%		11,830	17.7%		11,345	95.9%
Maintenance and EDI	74,737	53.3%		21,974	32.9%		52,763	240.1%
Total net sales	140,332	100.0%		66,841	100.0%		73,491	109.9%
Cost of sales:
Software and other	13,762	32.4%		3,730	11.3%		10,032	269.0%
Professional services	15,411	66.5%		6,731	56.9%		8,680	129.0%
Maintenance and EDI	24,418	32.7%		5,593	25.5%		18,825	336.6%
Depreciation, amortization and impairment	10,972	7.8%		3,323	5.0%		7,649	230.2%
Total cost of sales	64,563	46.0%		19,377	29.0%		45,186	233.2%
Total gross margin	75,769	54.0%		47,464	71.0%		28,305	59.6%

Gross margin by net sales category (3)
Software and other	28,658	67.6%		29,307	88.7%		(649)	-2.2%
Professional services	7,764	33.5%		5,099	43.1%		2,665	52.3%
Maintenance and EDI	50,319	67.3%		16,381	74.5%		33,938	207.2%

Operating expenses:
Sales and marketing	20,697	14.7%		9,203	13.8%		11,494	124.9%
Product research and development	20,064	14.3%		10,689	16.0%		9,375	87.7%
General and administrative	22,012	15.7%		13,005	19.5%		9,007	69.3%
Acquisition-related expenses	9,674	6.9%		1,225	1.8%		8,449	NM	(2)
Restructuring and other expenses	5,006	3.6%		1,613	2.4%		3,393	210.4%
Depreciation and amortization	6,840	4.9%		2,766	4.1%		4,074	147.3%
Total operating costs and expenses	84,293	60.1%		38,501	57.6%		45,792	118.9%
Operating income (loss)	(8,524)	-6.1%		8,963	13.4%		(17,487)	-195.1%
Other expense, net	(16,638)	-11.9%		(8,813)	-13.2%		(7,825)	88.8%
Income (loss) before income taxes	(25,162)	-17.9%		150	0.2%		(25,312)	NM	(2)
Income tax benefit	(13,646)	-9.7%		(135)	-0.2%		(13,511)	NM	(2)
Net income (loss)	$(11,516)	-8.2%		$285	0.4%		$(11,801)	NM	(2)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	NM denotes percentage is not meaningful.
(3)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

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

INDEX

Gross Margin – Professional Services Sales. Gross margin on professional service sales was $7.8 million in 2010, an increase of $2.7 million, or 52.3%, from $5.1 million in 2009.  Gross margin as a percentage of professional service sales decreased to 33.5% in 2010 from 43.1% in 2009, primarily due to the impact of our Significant Acquisitions.

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

Other Expense, Net

Net other expense increased $7.8 million to $16.6 million in 2010 compared to $8.8 million of net expense in 2009.  The expense in 2010 includes $17.3 million of interest expense and amortization of issuance costs and note discount associated with our $200.0 million of Notes issued to fund the AMICAS acquisition.  The expense in 2009 includes an impairment charge of $3.6 million on an equity investment and $2.7 million of interest expense and amortization of issuance costs and note discount associated with a $15.0 million note payable and a $3.3 million loss on early extinguishment of the $15.0 million note payable (including a prepayment penalty of $2.7 million and write-off of $0.4 million of remaining debt issuance costs and note discount).

INDEX

Income Tax Benefit

In 2010, we recorded income tax benefit of $13.6 million compared to an  income tax benefit recorded in 2009.  The tax benefit in 2010 resulted from the release of $14.1 million of valuation allowance that was previously established for the Canadian operations.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $39.2 million at December 31, 2011, a decrease of approximately $1.8 million, or 4.3%, from our balance of $41.0 million at December 31, 2010.  In addition, our working capital was $46.0 million at December 31, 2011, an increase of $17.6 million, or 62.3%, from our working capital of $28.4 million at December 31, 2010.

The net decrease in cash and cash equivalents (including restricted cash) of $1.8 million in 2011, and the increase in 2010 and 2009 of $21.4 million and $1.8 million, respectively, is attributed to the following factors:

	Year Ended December 31,
(unaudited)	2011	2010	2009
	(in millions)
Cash received from (paid for):
Issuance of debt and equity	$53.6	$236.3	$25.2
Principal payments on notes	(4.6)	-	(19.6)
Interest paid, net	(25.7)	(11.9)	(1.9)
Early retirement penalty on debt	-	-	(2.7)
Debt and equity issuance costs	(3.2)	(9.9)	-
Redemption of preferred stock	(41.8)	-	-
Payment of preferred stock dividends	(7.3)	-	-
Acquisitions, net of cash acquired	(2.9)	(216.2)	(2.8)
Restructuring initiatives	(1.9)	(3.5)	(1.9)
Acquisition related expenses	(1.8)	(9.6)	(1.2)
Property and equipment purchases	(1.9)	(1.5)	(1.1)
Sale of property	-	6.1	-
Settlements with former officers	(0.9)	-	-
Other non-operating cash flows	0.4	0.6	0.9
Business operations	36.2	31.0	6.9
Increase (decrease) in cash, including restricted cash	$(1.8)	$21.4	$1.8

Operating Cash Flows

As set forth in the statement of cash flows included in our audited financial statements, cash provided by operating activities was $1.7 million in 2011, compared to cash provided by operating activities of $6.0 million in 2010.  The net loss in 2011 of $5.5 million includes non-cash expenses of $41.2 million as well as $29.1 million in interest expense on our $252.0 million of Notes, of which $25.7 million was paid in 2011.  We also paid $1.8 million in acquisition related expenses in 2011 compared to $9.6 million in 2010.  Average quarterly DSO in 2011 was 96 days compared to a quarterly average of 99 days in 2010.

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments as of December 31, 2011 of $1.4 million.

Investing Cash Flows

Cash used in investing activities was $1.9 million in 2011, compared to cash used in investing activities of $212.1 million in 2010.  In 2011, we paid $1.3 million for insignificant acquisitions, net of cash received, and purchased $2.0 million in fixed assets, offset by a $0.9 million decrease in restricted cash.  In 2010, we paid $208.8 million, net of cash acquired, for our acquisition of AMICAS.  We also paid $7.4 million, net of cash acquired, for other acquisitions, offset by $6.1 million in proceeds received from the sale of a facility.

Financing Cash Flows

In June 2011, we issued $52.0 million in additional Notes at 103.0% of the principal amount with terms identical to the existing Notes.  Prior to issuance, we received consents from the majority of holders of existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1.5 million in consent fees from the proceeds of the Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock at the face value of $41.8 million and to pay associated dividends of $7.3 million.  In the year ended December 31, 2011, we also received $1.1 million in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.  In August 2011, we repaid $4.6 million of outstanding debt obligations assumed from our acquisition of OIS.

INDEX

In April 2010, we issued 41,750 shares of preferred stock and 7,515,000 shares of common stock for $41.8 million of proceeds received.  The preferred stock dividends accumulated at a rate of 15% (which compounded annually).  In April 2010, we also issued $200.0 million of senior secured Notes, net of a $5.5 million discount.  In order to complete the stock and debt issuances, we paid $9.9 million in issuance costs in 2010.  We used the proceeds from the issuance of the Notes, preferred and common stock to fund our acquisition of AMICAS.

Contractual Obligations

Total outstanding commitments as of December 31, 2011 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$20,457	$4,667	$4,263	$3,214	$8,313
Capital leases (including interest)	438	157	281	-	-
Acquisition obligation	9,706	4,651	4,782	273	-
Notes payable (including interest)	355,728	29,642	59,250	266,836	-
Total	$386,329	$39,117	$68,576	$270,323	$8,313

The above obligations include lease payments involving facilities that we have either ceased to use or previously abandoned.

Except for restricted cash of $0.7 million (primarily letters-of-credit related to our leased facilities) and a $0.5 million guarantee to a lender on behalf of a customer of ours at December 31, 2011, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of December 31, 2011, approximately $6.4 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the Notes.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2012 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.

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

Typically, our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions.  As a result, contract interpretation is sometimes required to determine the appropriate accounting.  We analyze our multiple element arrangements to determine the estimated selling price of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized. As a result, if facts and circumstances change that affect our current judgments, our revenue could be materially different in the future.

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

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2011 are recoverable in future periods.

INDEX

We review goodwill for impairment annually or more frequently if impairment indicators arise.  Our policy provides that goodwill will be reviewed for impairment as of October 1st of each year.  In calculating potential impairment losses, we evaluate the fair value of goodwill using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining goodwill to a revised amount.  We performed our goodwill testing and determined that there is no impairment as of December 31, 2011, since the fair value of our reporting unit substantially exceeded the carrying value.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  Our provision for income taxes is determined using the asset and liability approach to account for income taxes.  A current liability is recorded for the estimated taxes payable for the current year.  Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

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

INDEX

Guarantees

We recognize the importance of identifying the fair value of guarantee and indemnification arrangements issued or modified by us, as applicable.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred.  If we determine it is probable that a loss has occurred, then any such estimable loss would be recognized under those guarantees and indemnifications.

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

Loss Contingencies

We have accrued for costs as of December 31, 2011 and may, in the future, accrue for costs associated with certain contingencies when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We have not early adopted this ASU.  Our adoption of this amendment will not impact the presentation of comprehensive income in our consolidated condensed financial statements.

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

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2011, our cash and cash equivalents included money market funds and short-term deposits, including certain cash that is restricted, totaling approximately $39.3 million, and earned interest at a weighted average rate of 0.1% in 2011.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our pre-tax results of operations would vary by approximately $0.4 million for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China, Israel and Europe that are denominated in currencies other than the U.S. Dollar and, as a result, have exposure to foreign currency exchange risk.  We do not enter into derivative financial instruments for trading or speculative purposes.  In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

INDEX

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2011 and 2010, and the results of its operations, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
February 27, 2012

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $707 and $1,647 at December 31, 2011 and 2010, respectively	$39,272	$41,029
Accounts receivable, net of allowance for doubtful accounts and sales returns of $4,080 and $1,322 at December 31, 2011 and 2010, respectively	71,014	53,254
Inventory	4,718	3,486
Prepaid expenses	5,678	4,191
Deferred income taxes	3,393	2,545
Other current assets	20,199	11,258
Total current assets	144,274	115,763
Property and equipment:
Computer equipment	10,183	9,859
Office equipment	2,262	2,007
Leasehold improvements	1,220	1,055
	13,665	12,921
Less accumulated depreciation	9,274	7,149
Net property and equipment	4,391	5,772
Purchased and developed software, net of accumulated amortization of $9,283 and $9,811 at December 31, 2011 and 2010, respectively	23,924	26,619
Other intangible assets, net of accumulated amortization of $14,907 and $8,419 at December 31, 2011 and 2010, respectively	45,152	48,957
Goodwill	209,829	169,533
Deferred income taxes	9,209	17,006
Other assets	13,608	12,995
Total assets	$450,387	$396,645
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,114	$18,370
Interest payable	4,935	3,917
Accrued wages	6,972	4,304
Restructuring accrual	1,407	1,707
Other current liabilities	11,580	6,875
Deferred revenue	51,246	52,233
Total current liabilities	98,254	87,406
Notes payable	249,438	195,077
Deferred income taxes	1,891	-
Deferred revenue	1,679	1,709
Income taxes payable	727	5,683
Other	5,927	1,964
Total liabilities	357,916	291,839
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; zero and 41,750 shares issued and outstanding at December 31, 2011 and 2010, respectively. Aggregate liquidation preference: zero and $54,275 at December 31, 2011 and 2010, respectively.	-	41,750
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2011 and 2010.	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 90,939,053 shares and 83,258,123 shares issued and outstanding at December 31, 2011 and 2010, respectively.	909	833
Common stock subscribed, 195,116 shares and 991,053 shares at December 31, 2011 and 2010, respectively	1,311	3,323
Additional paid-in capital	563,563	527,228
Accumulated deficit	(475,393)	(469,872)
Accumulated other comprehensive income	1,613	1,544
Total Merge Healthcare Incorporated shareholders' equity	92,003	104,806
Non controlling interest	468	-
Total shareholders' equity	92,471	104,806
Total liabilities and shareholders' equity	$450,387	$396,645
See accompanying notes to consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2011	2010	2009
Net sales:
Software and other	$80,948	$42,420	$33,037
Professional services	41,905	23,175	11,830
Maintenance and EDI	109,575	74,737	21,974
Total net sales	232,428	140,332	66,841
Cost of sales:
Software and other	29,090	13,762	3,730
Professional services	21,134	15,411	6,731
Maintenance and EDI	29,090	24,418	5,593
Depreciation, amortization and impairment	9,340	10,972	3,323
Total cost of sales	88,654	64,563	19,377
Gross margin	143,774	75,769	47,464
Operating costs and expenses:
Sales and marketing	38,800	20,697	9,203
Product research and development	27,542	20,064	10,689
General and administrative	32,579	22,012	13,005
Acquisition-related expenses	1,614	9,674	1,225
Restructuring and other expenses	1,216	5,006	1,613
Depreciation, amortization and impairment	12,868	6,840	2,766
Total operating costs and expenses	114,619	84,293	38,501
Operating income (loss)	29,155	(8,524)	8,963
Other income (expense):
Interest expense	(29,421)	(17,218)	(2,716)
Interest income	506	58	50
Other, net	(2,106)	522	(6,147)
Total other income (expense)	(31,021)	(16,638)	(8,813)
Income (loss) before income taxes	(1,866)	(25,162)	150
Income tax expense (benefit)	3,665	(13,646)	(135)
Net income (loss)	(5,531)	(11,516)	285
Less: noncontrolling interest's share	(10)	-	-
Net income (loss) attributable to Merge	(5,521)	(11,516)	285
Less: preferred stock dividends	3,153	19,076	-
Net income (loss) attributable to common shareholders of Merge	$(8,674)	$(30,592)	$285
Net income (loss) per share attributable to common shareholders of Merge - basic	$(0.10)	$(0.38)	$0.00
Weighted average number of common shares outstanding - basic	86,647,097	80,231,427	60,910,268

Net income (loss) per share attributable to common shareholders of Merge - diluted	$(0.10)	$(0.38)	$0.00
Weighted average number of common shares outstanding - diluted	86,647,097	80,231,427	62,737,821

See accompanying notes to consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009, 2010 and 2011
(in thousands, except for share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total Merge	Non-	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance at December 31, 2008	1	$-	30,271	$37	55,506,702	$555	$465,083	$(458,641)	$1,807	$8,841	$-	$8,841
Exchange of exchangeable share rights into Common Stock	-	-	-	-	719,412	7	(7)	-	-	-	-	-
Retirement of preferred share	(1)	-	-	-	-	-	-	-	-	-	-	-
Stock issued for acquisitions	-	-	-	-	9,364,849	93	32,155	-	-	32,248	-	32,248
Stock issued under registered direct offering, net of issuance costs	-	-	-	-	9,084,032	91	25,084	-	-	25,175	-	25,175
Stock issued under ESPP	-	-	(20,293)	(5)	63,425	1	114	-	-	110	-	110
Vesting of restricted stock	-	-	-	-	53,333	1	(1)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	1,686	-	-	1,686	-	1,686
Net income	-	-	-	-	-	-	-	285	-	285	-	285
Other comprehensive loss	-	-	-	-	-	-	-	-	(208)	(208)	-	(208)
Balance at December 31, 2009	-	$-	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137	$-	$68,137
Issuance of stock	41,750	26,850	-	-	7,515,000	75	14,825	-	-	41,750	-	41,750
Deemed dividend	-	14,900	-	-	-	-	(14,900)	-	-	-	-	-
Stock issuance costs	-	-	-	-	-	-	(882)	-	-	(882)	-	(882)
Stock issued for acquisitions	-	-	974,701	3,265	500,000	5	1,345	-	-	4,615	-	4,615
Stock issued under ESPP	-	-	6,374	26	51,388	1	133	-	-	160	-	160
Vesting of restricted stock	-	-	-	-	408,531	4	(4)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	2,623	-	-	2,623	-	2,623
Treasury stock repurchase and retirement	-	-	-	-	(8,549)	-	(26)	-	-	(26)	-	(26)
Net loss	-	-	-	-	-	-	-	(11,516)	-	(11,516)	-	(11,516)
Other comprehensive loss	-	-	-	-	-	-	-	-	(55)	(55)	-	(55)
Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806	$-	$104,806
Redemption and cancellation of Series A Preferred Stock	(41,750)	(41,750)	-	-	-	-		-	-	(41,750)	-	(41,750)
Stock issued for charitable contribution	-	-	-	-	485,232	5	1,846	-	-	1,851	-	1,851
Stock issued for acquisitions	-	-	(798,835)	(2,043)	6,843,733	68	36,777	-	-	34,802	-	34,802
Stock issued under ESPP	-	-	2,898	31	56,465	-	263	-	-	294	-	294
Exercise of stock options	-	-	-	-	295,500	3	869	-	-	872	-	872
Share-based compensation expense	-	-	-	-	-	-	3,908	-	-	3,908	-	3,908
Preferred stock dividends paid	-	-	-	-	-	-	(7,328)	-	-	(7,328)	-	(7,328)
Net loss	-	-	-	-	-	-	-	(5,521)	-	(5,521)	(10)	(5,531)
Other comprehensive loss	-	-	-	-	-	-	-	-	69	69	-	69
Noncontrolling interest acquired	-	-	-	-	-	-	-	-	-	-	478	478
Balance at December 31, 2011	-	$-	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471

See accompanying notes to consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(5,531)	$(11,516)	$285
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	22,208	17,812	6,089
Share-based compensation	3,908	2,623	1,686
Amortization of note payable issuance costs & discount	2,393	1,445	1,533
Realized (gain) loss on investment	(405)	(506)	3,624
Change in contingent consideration for acquisitions	345	113	-
Provision for doubtful accounts receivable, sales returns, and non-trade receivables, net of recoveries	2,766	880	416
Deferred income taxes	8,108	(14,056)	-
Stock issued for charitable contribution	1,851	-	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(19,031)	(13,962)	(1,768)
Inventory	888	(2,184)	494
Prepaid expenses	(768)	3,269	441
Accounts payable	1,329	4,934	(3,986)
Accrued wages	1,489	(2,223)	(780)
Restructuring accrual	(782)	1,310	(294)
Other accrued liabilities	(4,866)	2,399	(646)
Deferred revenue	(4,524)	15,810	(7,830)
Other	(7,689)	(143)	(234)
Net cash provided by (used in) operating activities	1,689	6,005	(970)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,277)	(216,212)	(2,752)
Purchases of property, equipment, and leasehold improvements	(1,976)	(1,492)	(1,121)
Cash received on sale of fixed assets	-	6,124	-
Change in restricted cash	940	(1,088)	188
Proceeds from sale of equity investment	405	606	886
Net cash used in investing activities	(1,908)	(212,062)	(2,799)

Cash flows from financing activities:
Proceeds from issuance of term notes	53,560	194,532	-
Proceeds from issuance of stock	-	41,750	25,175
Note and stock issuance costs paid	(1,528)	(9,897)	-
Proceeds from exercise of stock options and employee stock purchase plan	1,166	160	110
Principal payments on notes	(4,591)	-	(19,570)
Redemption and retirement of preferred stock	(41,750)	-	-
Principal payments on capital leases	(4)	(142)	(111)
Stock repurchases	-	(26)	-
Preferred stock dividends	(7,328)	-	-
Net cash provided by (used in) financing activities	(475)	226,377	5,604
Effect of exchange rates on cash and cash equivalents	(123)	-	-

Net increase (decrease) in cash and cash equivalents	(817)	20,320	1,835
Cash and cash equivalents (net of restricted cash), beginning of period (1)	39,382	19,062	17,227
Cash and cash equivalents (net of restricted cash), end of period (2)	$38,565	$39,382	$19,062

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$25,723	$11,956	$1,858
Cash paid for income taxes, net of refunds	$934	$(123)	$87

Non-Cash Investing and Financing Activities
Value of Common Stock issued for acquisitions	$34,802	$4,615	$32,248
Assets acquired under capital lease obligations	$190	$-	$-

(1) Net of restricted cash of $1,647, $559, and $621 at December 31, 2010, 2009and 2008, respectively.
(2) Net of restricted cash of $707, $1,647, and $559 at December 31, 2011, 2010and 2009, respectively.

See accompanying notes to consolidated financial statements.

INDEX

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2011	2010	2009

Net income (loss)	$(5,531)	$(11,516)	$285
Translation adjustment	25	-	-
Unrealized gain (loss) on marketable securities, net of income taxes	44	(55)	(208)
Comprehensive income (loss)	$(5,462)	$(11,571)	$77
Less: noncontrolling interest's share	(10)	-	-
Comprehensive loss attributable to Merge Healthcare Incorporated	$(5,452)	$(11,571)	$77

See accompanying notes to consolidated financial statements.

INDEX
Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

Nature of Operations

Merge Healthcare Incorporated and its subsidiaries or affiliates (collectively Merge, we, us, or our) is an enterprise image provider dedicated to healthcare information technology (IT) solutions.  We develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.

Principles of Consolidation

The consolidated financial statements include the financial statements of our wholly owned subsidiaries, and include the results of all acquisitions from the dates of acquisition.  All intercompany balances and transactions have been eliminated in consolidation.

We have certain minority equity interests in various companies accounted for as cost method investments.  The operating results of these companies are not included in our results of operations.   We also own a 63% equity interest in a company which is included in our consolidated financial statements.  These statements are adjusted based on the noncontrolling interest’s share.

Reclassifications

We have increased other current assets and current deferred revenue by $1,922 and $2,357, respectively, and decreased other non-current assets and non-current deferred revenue by $1,665 and $2,100, respectively, in our consolidated balance sheet as of December 31, 2010 in order to correct an immaterial error in the prior year presentation.  We also increased deferred revenue by $257 and decreased the “other” category by $257 within operating activities in our statement of cash flows for 2010.

Use of Estimates

Our consolidated financial statements are prepared in accordance with United States of America (U.S.) generally accepted accounting principles (GAAP).  These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable and sales returns, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, restructuring reserves, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  Actual results may differ from those estimates.

Functional Currency

Certain of our foreign subsidiaries use the United States of America dollar (U.S. Dollar) as their functional currency.  Foreign currency denominated revenues and expenses are translated at weighted average exchange rates throughout the year and foreign currency denominated monetary assets and liabilities are translated at rates prevailing at the balance sheet dates.  For those foreign subsidiaries which use the U.S. Dollar as their functional currency, adjustments arising from the use of differing exchange rates from period to period are reflected in our consolidated statements of operations as a component of other income (expense), net.  For those foreign subsidiaries which use their local currency as the functional currency, translation adjustments arising from the use of differing exchange rates from period to period are included as a component of other comprehensive income (loss).  Foreign exchange gains and losses on transactions during the year are reflected in the consolidated statements of operations, as a component of other income (expense), net.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash), money market accounts and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  As of December 31, 2011, cash and cash equivalents were $38,728 and $544, respectively.  As of December 31, 2011, restricted cash consisted of letters-of-credit relating to our leased facilities.

Inventory

Inventory, consisting principally of raw materials and finished goods (primarily purchased third-party hardware) is stated at the lower of cost or market.

Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, unbilled A/R from acquisitions, taxes receivable and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Revenue recognized in excess of billings	$18,064	$8,382
Acquired unbilled A/R	1,769	1,877
Taxes receivable	-	848
Other non-trade receivables	366	151
	$20,199	$11,258

Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Property and equipment are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  Useful lives of our major classes of property and equipment are two to three years for computer equipment and five to seven years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.  We recorded depreciation expense of $3,955, $4,091 and $1,801 in 2011, 2010 and 2009, respectively.

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

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these assets with estimable useful lives and determined that their carrying values as of December 31, 2011 are recoverable in future periods.

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility are expensed as incurred.

We review goodwill for impairment annually on October 1st, or more frequently if impairment indicators arise.  In calculating potential impairment losses, we evaluate the fair value of goodwill using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  We performed our annual goodwill testing and determined that there is no impairment, since the fair value of our reporting unit substantially exceeded the carrying value.

Other Current Liabilities

Other current liabilities consist primarily of leases payable, deferred tax liability, accrued taxes, customer deposits, the current portion of an acquisition obligation and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2011 and 2010:

	December 31,
	2011	2010
Leases Payable	$473	$679
Deferred Tax Liability	-	732
Accrued Taxes	782	1,296
Customer deposits	2,469	655
Acquisition obligation	4,651	-
Other liabilities	3,205	3,513
	$11,580	$6,875

The acquisition obligation relates to the current portion of the balance due for an insignificant acquisition completed in 2011.  The non-current portion of $4,558 is recorded in other non-current liabilities in our consolidated balance sheet as of December 31, 2011.  Total amounts to be paid under this obligation of $4,651, $2,815, $1,967 and $273 in 2012, 2013, 2014 and 2015, respectively, were recorded at their discounted amounts based on the payment due dates.

Guarantees

We recognize the fair value of guarantee and indemnification arrangements issued or modified by us, as applicable.  In addition, we must continue to monitor the conditions that are subject to the guarantees and indemnifications in order to identify if a loss has occurred.  If we determine it is probable that a loss has occurred, then any such estimable loss would be recorded under those guarantees and indemnifications.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  Our provision for income taxes is determined using the asset and liability approach to account for income taxes.  A current liability is recorded for the estimated taxes payable for the current year.  Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.

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

Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income, and are further detailed in Note 5 for the years ended December 31, 2011 and 2010.

Revenue Recognition

Revenues are derived primarily from the licensing of software, sales of hardware and related ancillary products, hosted clinical trial software-as-a-service (SaaS) offerings, installation and engineering services, training, consulting, and software maintenance and support.  Inherent to software revenue recognition are significant management estimates and judgments in the interpretation and practical application of the complex rules to individual contracts.  These interpretations generally would not influence the amount of revenue recognized, but could influence the timing of such revenues.  Typically, our contracts contain multiple elements, and while the majority of our contracts contain standard terms and conditions, there are instances where our contracts contain non-standard terms and conditions.  As a result, contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, the relative selling price that should be allocated to each of the elements and when to recognize revenue for each element.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

We recognize revenue on software arrangements involving multiple elements, including separate arrangements with the same customer executed within a short time frame of each other, based on the vendor-specific objective evidence (VSOE) of fair values of those elements.  For the majority of our business, we determine the fair value of the maintenance and support portion of the arrangement based on the substantive renewal price of the maintenance offered to customers, which generally is stated in the contract.  The fair value of installation, engineering services, training, and consulting is based upon the price charged when these services are sold separately.  For sales transactions where the software is incidental or the only contract deliverable is engineering or other services, as well as hardware transactions where no software is involved, we recognize revenue based on VSOE of fair value, other third-party evidence of fair value or our best estimated selling price of those elements.

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

Revenue from multiple-element arrangements not including software is typically recognized using the relative method.  Under the relative method, revenue is recognized in a multiple element arrangement based on estimated selling prices for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.

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

•
Revenues derived from SaaS offerings are generally recognized ratably as we provide software application-hosting and are recognized using the proportional performance method for services provided to customers under fixed-price contracts.  Such contracts are entered into by certain customers with clinical trial products comprising the vast majority.  These contracts consist of master agreements containing general terms and conditions and separately negotiated addendums (called task orders) which include services, software subscription and usage fees, and hosting fees.  Customers generally have the ability to terminate contracts upon 30 days notice.  However, these contracts typically require payment of fees earned from all services provided through the termination date.  In the event that a customer cancels a task order, all deferred revenue is recognized and certain termination related fees may be charged.

•
If services are considered essential to the functionality of the software, revenue is recognized based on service hours expended through project completion and maintenance and support is recognized thereafter ratably over the applicable period.

•	EDI revenues are typically recognized monthly based on transactional volumes.

If services are considered essential, we recognize revenue using either the proportional performance guidelines or percentage of completion accounting, as appropriate.  Revenue is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess the possible need for revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is possible that the estimates will change and could result in a material change of revenue recognized in the applicable period.  We record a loss for a contract at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues.  As of December 31, 2011, we have not experienced any material losses on uncompleted contracts.

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

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2011 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2013.   Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period.  As of December 31, 2011 and 2010, there was $18,064 and $8,382 recorded within other current assets related to revenue recognized that has not yet been billed.

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  Sales tax, if any, is passed on to our customers, and, therefore, has no impact on the statement of operations.

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 will be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  We have not early adopted this ASU.  Our adoption of this amendment will not impact the presentation of comprehensive income in our consolidated condensed financial statements.

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

Reasons for the Transaction

We believe that this acquisition allows our customers to benefit from the combined company’s enhanced suite of products ranging from point solutions to end-to-end solutions for imaging workflow.  The acquisition also creates an opportunity to cross-sell our solutions to different provider bases and to expand such solutions globally using our international footprint.  In addition, the acquisition created significant cost synergies.

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

Confirma, Inc.

On September 1, 2009, we completed our acquisition of Confirma, Inc. (Confirma) in exchange for 5,422,104 shares of our common stock.  Total transaction consideration was $16,225, of which $6,700 was allocated to intangible assets subject to amortization, $13,245 was allocated to goodwill and $3,720 was allocated to liabilities assumed, net of tangible assets acquired.  None of the amount assigned to goodwill is expected to be deductible for federal income tax purposes.

etrials Worldwide, Inc.

On July 20, 2009, we completed our acquisition of etrials Worldwide, Inc. (etrials) in exchange for 3,943,732 shares of our common stock and $9,149 in cash.  Total transaction consideration was $25,077, of which $7,620 was allocated to intangible assets subject to amortization, $12,030 was allocated to goodwill and $5,427 was allocated to tangible assets net of liabilities assumed.  None of the amount assigned to goodwill is expected to be deductible for federal income tax purposes.

Pro Forma Results

The following unaudited pro forma condensed combined results of operations for the year ended December 31, 2010 are based on the historical financial statements of Merge and AMICAS giving effect to the business combination as if it had occurred at the beginning of the period presented.  The unaudited pro forma condensed combined results of operations for the year ended December 31, 2009 are based on the historical financial statements of Merge, AMICAS, Confirma and etrials, giving effect to the business combinations as if they had occurred at the beginning of the period presented.  This pro forma data has been adjusted to exclude pre-acquisition revenue and cost of sales related to sales by Merge to AMICAS as well as the amortization of intangible assets acquired by AMICAS, while including amortization of purchased intangible assets, interest on the Notes and preferred stock dividends during the entire applicable periods.  This data is not necessarily indicative of the results of operations that would have been generated if the transactions had occurred at the beginning of the respective periods.  Moreover, this data is not intended to be indicative of future results of operations.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Year Ended December 31,
	2010	2009
Revenue	$177,019	$172,497
Net loss available to common shareholders	(48,893)	(63,514)
Loss per share:
Basic	$(0.59)	$(0.86)
Diluted	$(0.59)	$(0.86)

(3)	Accounts Receivable

Substantially all receivables are derived from sales and related services, support and maintenance of our products to healthcare IT providers, device manufacturers and pharmaceutical companies located throughout the U.S. and in certain foreign countries as indicated in Note 15.

Our accounts receivable balance is reported net of an allowance for doubtful accounts and an allowance for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2011 and 2010, the allowances for estimated uncollectible accounts and sales returns were $4,080 and $1,322, respectively.

The following table shows the changes in our allowance for doubtful accounts and sales returns.

	Balance at Beginning of Period	Net Additions Charged to Revenue and Expenses	Deductions	Balance at End of Period
For year ended December 31,:
2011	$1,322	$2,766	$(8)	$4,080
2010	1,287	593	(558)	1,322
2009	1,378	416	(507)	1,287

(4)	Goodwill and Other Intangible Assets

Goodwill

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amount in the years ended December 31, 2011 and 2010 were as follows:

Total
Balance at January 1, 2010	$28,749
Increase due to AMICAS acquisition	130,384
Increase due to other acquisitions	10,400
Balance at December 31, 2010	169,533
Increase due to other acquisitions	40,333
Changes due to effect of foreign currency	(37)
Balance at December 31, 2011	$209,829

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of December 31, 2011 and 2010 as follows:

	Weighted- Average	December 31, 2011		December 31, 2010
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased software	5.4	$31,382	$(7,955)	$34,606	$(8,681)
Capitalized software	2.7	1,825	(1,328)	1,825	(1,130)
Customer relationships	7.3	45,068	(7,576)	41,635	(5,535)
Backlog	2.5	9,680	(6,127)	8,110	(2,245)
Trade names	7.7	2,081	(413)	4,530	(344)
Non-competes	5.3	3,230	(791)	3,100	(295)
Total		$93,266	$(24,190)	$93,806	$(18,230)

 In 2011, we increased the gross carrying amount of purchased software, customer relationships, backlog, trade names and non-competes by $2,438, $6,940, $1,580, $710 and $130, respectively, as a result of insignificant acquisitions.  Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2,805 charge due to the impairment of our trade names associated with certain products.  In the second quarter of 2011, we wrote off $5,635 and $3,476, respectively, of the gross carrying amount and accumulated amortization of certain purchased software assets and customer relationship assets which were fully amortized.  We also wrote off fully amortized gross carrying amounts and accumulated amortization of $3,157 in trade name assets.

As a result of decisions related to overlapping products, we recorded $2,271 of impairment expense in 2010 to fully write off certain purchased software assets related to products from which we expect no future cash flows.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization related to these assets of $4,665 in 2010.

As a result of decisions related to overlapping products, we recorded $157 of impairment expense in 2010 to fully write off certain capitalized software assets related to products from which we expect no future benefit.  We also wrote-off the fully amortized gross carrying amounts and accumulated amortization related to these assets of $717 in 2010.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, for the remaining periods is as follows:

For the year ended December 31:	2012	$14,963
	2013	13,691
	2014	12,037
	2015	9,764
	2016	7,627
	Thereafter	10,994

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Amortization expense, including impairments for our intangible assets, is set forth in the following table:

	Year Ended December 31,
	2011	2010	2009
Amortization and impairment included in cost of sales
Purchased technology	$4,915	$7,100	$2,462
Capitalized software	189	583	600
Backlog	3,745	2,245	-
Total	$8,849	$9,928	$3,062

Amortization and impairment included in operating expenses
Customer relationships	$5,667	$3,183	$1,197
Trade names	3,241	315	29
Non-competes	496	295	-
Total	9,404	3,793	1,226
Total amortization and impairment	$18,253	$13,721	$4,288

(5)	Fair Value of Investments

At December 31, 2011, we held certain securities in a publicly traded entity and private companies which are classified as non-current assets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value on a recurring basis.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.

The following tables set forth our non-current investments that are carried at fair value:

	Level 1	Level 2	Level 3	Balance at December 31, 2011
Recurring
Investment in publicly traded equity securities	$106	$-	$-	$106
Total	$106	$-	$-	$106

	Level 1	Level 2	Level 3	Balance at December 31, 2010
Recurring
Investment in publicly traded equity securities	$55	$-	$-	$55
Total	$55	$-	$-	$55

The following tables set forth the change in the fair value of our Level 1 non-current investment for the periods indicated:

Rollforward of Level 1 Investments
	2011	2010
Balance at January 1	$55	$110
Unrealized gain (loss)	51	(55)
Balance at December 31	$106	$55

In the second quarter of 2011, we received proceeds of $405 from the sale of an investment in equity securities of a private company, which had a carrying value of zero, and recorded a $405 gain in other income (expense) in our statement of operations.

In 2010, we received $606 in proceeds from the sale of an equity investment in a private company that had a carrying value of $100.  We recorded a $506 gain on the sale in the other income (expense) line of our statement of operations.  In 2009, we recorded a charge of $3,624 in the other income (expense) line of our statement of operations due to a realized loss on the sale of an investment.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	December 31,
	2011	2010
Cumulative translation adjustment	$1,961	$1,936
Unrealized loss on available-for-sale security, net of tax	(348)	(392)
Total accumulated other comprehensive income	$1,613	$1,544

(6)	Restructuring

We incurred $1,216, $4,846, and $1,545 of restructuring costs in the years ended December 31, 2011, 2010, and 2009, respectively, in restructuring and other expenses in our statements of operations.

Prior Year Initiatives

In 2008, we completed two restructuring initiatives to better align our costs with anticipated revenues going forward.  The initiatives included personnel terminations from all parts of the organization as well as contract exit costs related to the abandonment of leased facilities.  In 2009, we recorded a credit of $174 related to these restructuring initiatives as a result of updates to our estimated contract exit cost obligations.

In 2009, we completed a restructuring initiative to reduce our workforce by approximately 35 individuals.  This action was taken concurrent with the acquisition of etrials based upon our assessment of ongoing personnel needs.  As a result, we incurred $1,719 of severance and related costs in the third quarter of 2009.

In 2010, we committed to a restructuring initiative to materially reduce our workforce by approximately 125 individuals and exit certain facilities.  In the second quarter of 2010, we exited each of our Bellevue, Washington; Milwaukee, Wisconsin and Hudson, Ohio facilities.  This action was taken concurrent with the acquisition of AMICAS based upon our assessment of ongoing personnel needs.  In the third quarter of 2010, we exited our New Brighton, Massachusetts facility as part of the plan for this initiative.  We incurred $2,116 in severance and related costs, $2,225 in contract exit costs and $505 in relocation costs in 2010 associated with this initiative.

Third Quarter 2011 Initiative

On August 5, 2011, we committed to a restructuring initiative to reduce our workforce by approximately 30 individuals.  This action was taken based upon our assessment of ongoing personnel needs.  We anticipate we will incur $1,561 in expense related to this initiative by the end of the second quarter of 2012 and have incurred $1,167 in expense in 2011.

The following table shows the restructuring activity in the years ended December 31, 2011, 2010 and 2009:

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Employee Termination Costs	Lease & Contract Exit Costs	Relocation	Total
	Prior year initiatives
Balance at December 31, 2008	$533	$655	$-	$1,188
Charges to expense	1,719	(174)	-	1,545
Payments	(1,641)	(279)	-	(1,920)
Foreign exchange	51	15	-	66
Balance at December 31, 2009	662	217	-	879
Charges to expense	2,116	2,225	505	4,846
Payments	(2,339)	(744)	(463)	(3,546)
Foreign Exchange	10	-	-	10
Balance at December 31, 2010	449	1,698	42	2,189
Charges to expense	(30)	104	(25)	49
Payments	(104)	(1,365)	(17)	(1,486)
Foreign Exchange	(4)	-	-	(4)
Balance at December 31, 2011	$311	$437	$-	$748
	2011 Intiative
Balance at December 31, 2010	$-	$-	-	$-
Charges to expense	1,167	-	-	1,167
Payments	(508)	-	-	(508)
Balance at December 31, 2011	$659	$-	$-	$659
	Total Initiatives
Balance at December 31, 2008	$533	$655	$-	$1,188
Charges to expense	1,719	(174)	-	1,545
Payments	(1,641)	(279)	-	(1,920)
Foreign Exchange	51	15	-	66
Balance at December 31, 2009	662	217	-	879
Charges to expense	2,116	2,225	505	4,846
Payments	(2,339)	(744)	(463)	(3,546)
Foreign Exchange	10	-	-	10
Balance at December 31, 2010	449	1,698	42	2,189
Charges to expense	1,137	104	(25)	1,216
Payments	(612)	(1,365)	(17)	(1,994)
Foreign Exchange	(4)	-	-	(4)
Balance at December 31, 2011	$970	$437	$-	$1,407

As of December 31, 2011, the remaining balance of $1,407 is included in the restructuring accrual in current liabilities.  We expect that the majority of the balance will be paid out by the end of the second quarter of 2012.

(7)	Debt and Operating Leases

In April 2010, we issued $200,000 of Notes in order to finance the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Subsequent to the issuance of the Notes, we completed an exchange offer to satisfy our obligations under the registration rights agreement entered into in connection with the issuance of the Notes, pursuant to which we exchanged the Notes for new Notes that were registered under the Securities Act of 1933 but otherwise identical in all material respects. In connection with the Notes, we incurred issuance costs of $9,015 (which are recorded in other assets on the consolidated balance sheet).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock and to pay associated dividends (as further discussed in Note 8).  These additional Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Prior to issuance, we received consents from the majority of holders of the existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1,528 in consent fees from the proceeds of the Notes.  These fees are recorded as an issuance cost in long-term assets and will be amortized, along with the premium, over the remaining life of the Notes using the effective interest method.  Subsequent to the issuance of the additional Notes, we completed an exchange offer to satisfy our obligations under the registration rights agreement entered into in connection with the issuance of the additional Notes, pursuant to which we exchanged the Notes for new Notes that were registered under the Securities Act of 1933 but otherwise identical in all material respects. We also incurred $1,686 in costs related to the issuance of the additional Notes that did not qualify for capitalization.  These costs are recorded in “other expense, net” of our consolidated statement of operations in 2011.

In 2011 and 2010, we recorded $29,135 and $17,308, respectively, of interest expense related to the Notes, including $1,659 and $899, respectively, in amortization of debt issuance costs and $733 and $546, respectively, in amortization of net debt discount.  In 2011 and 2010, we made interest payments of $25,723 and $11,946, respectively, related to the Notes.  As of December 31, 2011 and 2010, the notes payable balances on our consolidated balance sheet included $2,629 and $4,923, respectively, of unamortized net discount related to the Notes.  In 2011 we also repaid $4,591 in debt obligations which we assumed from an insignificant acquisition.

At any time on or prior to May 1, 2013, we may redeem any of the Notes at a price equal to 100% of the principal amount thereof plus an applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time during the twelve month period commencing May 1, 2013, we may redeem the Notes, in whole or in part, at a redemption price equal to 105.875% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time after May 1, 2014, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 1, 2013, we may redeem up to 35% of the Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, using proceeds from permitted sales of certain kinds of our capital stock.  Upon the occurrence of a change of control or the sale of substantially all of our assets, we may be required to repurchase some or all of the Notes.  The obligations under the Notes are fully and unconditionally guaranteed (except for certain release provisions which are considered customary), jointly and severally, on a senior, secured basis by all of our current and future domestic restricted subsidiaries. The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of our and the guarantors’ tangible and intangible assets, subject to certain exceptions.

In addition, the Notes contain certain covenants with varying restriction levels, which may limit our ability to:

•	Incur additional indebtedness or issue preferred stock;
•	Pay dividends or make distributions with respect to capital stock;
•	Make certain investments or certain other restricted payments;
•	Issue dividends or enter into other payment restrictions affecting certain subsidiaries;
•	Enter into certain sale-leaseback transactions;
•	Enter into transactions with stockholders or affiliates;
•	Guarantee debt;
•	Sell assets;
•	Create liens;
•	Issue or sell stock of certain subsidiaries; and
•	Merge or consolidate without meeting certain conditions.

Our subsidiary Merge Healthcare Solutions, Inc. (MHSI, formerly known as AMICAS, Inc.) is considered a domestic restricted subsidiary per the Notes, and constitutes a substantial portion of the collateral.  As a result, we are required to file separate financial statements for MHSI, which we have included in this Annual Report on Form 10-K.

We have non-cancelable operating leases at various locations.  Our five largest operating leases are all facility leases as set forth in the following table:

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Location	Square Footage	Annual Lease Payments	End of Term
Chicago, Illinois	28,000	$521	December 2013
Daytona Beach, Florida	36,000	324	December 2012
Hartland, Wisconsin	81,000	694	November 2025
Mississauga, Ontario	24,000	615	February 2020
Morrisville, North Carolina	17,000	253	September 2016

We entered into a sale-leaseback transaction for the Hartland facility on November 10, 2010, as allowed under the terms of the Notes.  We received $6,124 in proceeds from the sale and recorded a gain on the sale of $227, which is being deferred and amortized into rent expense over the 15 year term of the lease.

Total rent expense in 2011, 2010 and 2009 was $3,443, $2,031, and $1,420, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2011, are:

2012	$4,667
2013	2,658
2014	1,605
2015	1,636
2016	1,578
Thereafter	8,313
Total minimum lease payments	$20,457

Income to be received under non-cancelable sub-leases is $227 and $76 in 2012 and 2013, respectively.  The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of December 31, 2011.  The related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of December 31, 2011.

(8)	Shareholders’ Equity

We issued 6,044,898 shares of our common stock (including 175,866 shares subscribed at December 31, 2011) valued at $34,802, as partial consideration for three insignificant acquisitions completed in 2011, and we may issue up to an additional 120,674 shares of our common stock as a result of these acquisitions.  The value of the shares issued for acquisitions was based on the closing price of our common stock on the respective acquisition dates, with certain of the shares discounted based upon holdback provisions and trading restrictions over one year, as applicable.  We also issued 974,701 shares of our common stock, valued at $3,147, as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.

In 2011, one of our insignificant acquisitions included a 63% ownership interest in a subsidiary.  We recorded a non-controlling interest of $478 based upon 37% of the fair value of net assets of the less-than-wholly-owned subsidiary as of the acquisition date.

On December 31, 2011, we issued 485,232 shares of our common stock with a value of $1,851 as a charitable contribution.  The value of the shares issued was based on the closing price of our common stock as of the transaction date, discounted based upon a one-year trading restriction.  The expense is included in the general and administrative category within our consolidated statements of operations.

On April 1, 2010, we entered into a Securities Purchase Agreement with a limited number of institutional and accredited investors, including Merrick RIS, LLC (Merrick) and Merrick Venture Management LLC, under which we agreed to issue an aggregate of 41,750 shares of Series A Preferred Stock and 7,515,000 shares of our common stock for total proceeds of $41,750.  We used the net proceeds from the offering to partially finance the acquisition of AMICAS.  In June 2011, we redeemed and retired all outstanding shares of our Series A Preferred Stock at the face value of $41,750 and paid cumulative dividends of $7,328.  Prior to the redemption, holders of our Series A Preferred Stock waived the two-year liquidation preference.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In the years ended December 31, 2011 and 2010, we recorded cumulative dividends of $3,153 and $4,176, respectively, related to our Series A Preferred Stock.  In the year ended December 31, 2010, we also recorded a deemed dividend of $14,900 upon issuance of the preferred stock for the difference between the relative fair value and the redemption value of $41,750.  These dividends are reflected as an increase to net loss available to common shareholders in our consolidated statement of operations.

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

(9)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recognized in 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Share-based compensation expense included in the statement of operations:
Professional services	$45	$69	$33
Maintenance	186	96	17
Sales and marketing	1,460	442	407
Product research and development	36	231	335
General and administrative	2,181	1,785	894
Total	$3,908	$2,623	$1,686

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

Our 2005 Equity Incentive Plan (EIP) provides for awards of common stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants. On June 2, 2011, our shareholders approved an amendment to our 2005 EIP to increase the number of shares of common stock authorized for issuance thereunder by 3,000,000 to 16,500,000 shares of our common stock.  Under the terms of the 2005 EIP, incentive stock option grants are limited to 5.0 million shares.  Also, under the EIP, new stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant with limited exceptions.  The majority of the options issued under the EIP vest over a three or four-year period.  As of December 31, 2011, incentive stock options to purchase 92,750 shares of our common stock and non-statutory stock options to purchase 9,067,873 shares of our common stock were outstanding under this plan.

Upon approval of the EIP, we stated that we did not plan to issue any more options under our other stock option plans.  Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our common stock.  Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our common stock.  In addition, our Board of Directors adopted an equity compensation plan in connection with our acquisition of a company in 2003.  As of December 31, 2011, non-statutory stock options to purchase 30,411 shares of our common stock were outstanding under these plans.

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

	Years Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	100%	100%	100%
Risk–free interest rate	0.6% - 1.8%	0.8% - 2.1%	1.7% - 2.3%
Expected term (in years)	4.0	4.0	4.0
Weighted–average grant date fair value	$3.37	$1.97	$2.36

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

At December 31, 2011, there was $9,284 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 2.9 years.

Stock option activity for the year ended December 31, 2011, was as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2010	7,959,110	$2.94	5.5	$10,720
Options granted	2,134,786	4.96
Options exercised	(295,500)	2.95
Options forfeited and expired	(607,362)	6.91
Options outstanding, December 31, 2011	9,191,034	$3.14	5.2	$17,860

Options exercisable, December 31, 2011	4,215,920	$2.78	4.6	$10,381
Options exercisable, December 31, 2010	2,795,937	$3.75	4.8	$4,226
Options exercisable, December 31, 2009	2,076,212	$5.77	4.7	$2,044

In 2011, we received cash proceeds of $872 from the exercise of stock options.

Other information pertaining to option activity was as follows:

	Years Ended December 31,
	2011	2010	2009
Total fair value of stock options vested	$6,719	$4,585	$5,419
Total fair value of restricted stock awards vested	-	613	80

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The following table summarizes information about stock options outstanding at December 31, 2011:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted– average remaining contractual life in years	Weighted– average exercise price	Number of shares	Weighted– average exercise price
$0.57 - $1.47	2,645,000	4.7	$1.05	2,113,125	$1.07
$1.99 - $3.23	2,085,000	5.7	2.68	550,937	2.69
$3.24 - $4.50	2,638,352	5.7	3.62	894,384	3.51
$4.51 - $24.88	1,822,682	4.7	6.01	657,474	7.36
	9,191,034	5.2	$3.14	4,215,920	$2.78

Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  The eligible employees receive a 5% discount from the market price at the end of each calendar quarter.  There is no stock-based compensation expense associated with our ESPP.

Employees contributed $294, $160, and $110 during the years ended December 31, 2011, 2010, and 2009, respectively, to purchase shares of our common stock under the employee stock purchase plan.

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

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC.  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has appealed from this judgment.  We previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  We are vigorously asserting all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition and cash flow.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the court-appointed receiver for Stanford International Bank, Ltd.  The Receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The Receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS) an affiliate of SIBL in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The Complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint for failure to state a claim.  That motion has been fully briefed, and we are awaiting a decision from the court.  However, an adverse outcome could negatively impact our operating results, cash flow and financial condition.

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

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

Guarantees

We assumed a guarantee to a lender on behalf of a customer.  At December 31, 2011, the balance outstanding on the loan was approximately $456.  Revenue is recorded as the guarantee is reduced.

(11)	Transactions with Related Party

Merrick RIS, LLC (Merrick) and its affiliates, including Merrick Ventures, LLC (Merrick Ventures), beneficially own, as of December 31, 2011, approximately 35.2% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Effective January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement. On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion). We paid $1,348, $2,039 and $658 to Merrick for such services and recognized $1,176, $2,338 and $660 in acquisition related and general and administrative expenses in 2011, 2010 and 2009, respectively.  As of December 31, 2011 and December 31, 2010, we had $132 and $304, respectively, recorded in accounts payable covering obligations under this agreement.

 In April 2010, Merrick purchased 10,000 shares of our Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of our common stock for an aggregate purchase price of $10,000.  These shares were purchased by Merrick at the same price per share as paid by the other investors in the transaction.  Merrick also purchased, at the same price per Note as the other investors, $5,000 of the $200,000 of Notes that we issued in April 2010 to complete our acquisition of AMICAS,

On July 30, 2010, we acquired substantially all of the Olivia Greets assets from Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, for 500,000 shares of our common stock.Merrick Healthcare transferred these shares of common stock to Merrick Ventures after the expiration of the one-year trading restriction.  As a result of the Olivia Greets acquisition, the value-added reseller agreements that we entered into with Merrick Healthcare in March 2009 and March 2010 were terminated.

On June 20, 2011, Merrick purchased $5,000 of the $52,000 of additional Notes that we issued on June 20, 2011.  Merrick purchased the Notes at the same purchase price per Note as the other investors in the transaction. We used the proceeds from this private placement of additional Notes to redeem and retire all outstanding shares of our Series A Preferred Stock, including $11,755 to redeem and retire the 10,000 shares of our Series A Preferred Stock held by Merrick.

Merrick Ventures owns over 75% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s Chairperson and Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $675.  We recognized $506 in revenue and were paid $490 in 2011 under this Agreement, with the remaining fees to be earned in 2012.  In addition, the master services agreement granted higi certain branding rights related to our health station business and requires higi to pay a fixed annual fee of one hundred dollars per station to us for each station that is branded with higi’s trademarks and that includes higi’s software, images and/or other intellectual property.  No such stations are currently in service, although a pilot program for higi-branded stations may be launched during 2012.  The agreement has an initial term of one year, with continuing renewal rights, and is subject to termination on 120 days notice.

On February 24, 2012, we entered into an Assignment Agreement with Merrick Ventures under which Merge will sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental rate of $78, terminating on December 13, 2013. The rent will be paid to Merrick monthly and is exactly the same rate as Merrick currently pays under its lease. Under the Assignment, Merge will also pay approximately $70 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

(12)	Income Taxes

Components of income (loss) before income taxes in 2011, 2010, and 2009 are as follows:

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Years Ended December 31,
	2011	2010	2009
United States	$(7,976)	$(31,282)	$(5,435)
Foreign	6,110	6,120	5,585
	$(1,866)	$(25,162)	$150

The provision for income taxes consists of the following in 2011, 2010, and 2009:

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$(4,191)	$(111)	$(238)
State	(287)	320	65
Foreign	35	201	38
Total current	(4,443)	410	(135)
Deferred:
Federal	5,636	(2)	-
State	425	-	-
Foreign	2,047	(14,054)	-
Total deferred	8,108	(14,056)	-
Total provision	$3,665	$(13,646)	$(135)

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 35% for the years ended December 31, 2011 and 2010 and 34% for the year ended December 31, 2009 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2011	2010	2009

Expected tax expense (benefit)	$(653)	$(8,807)	$51
Total increase (decrease) in income taxes resulting from:
Change in valuation allowance allocated to income tax expense	10,641	(9,673)	(377)
Research and experimentation credit	-	(78)	(63)
Share-based compensation	24	83	168
Acquisition costs	(684)	3,386	411
State and local income taxes, net of federal income tax benefit	(212)	435	(296)
Foreign income tax rate differential	(463)	(212)	24
Change in unrecognized tax benefits	(4,669)	241	56
Other	(319)	979	(109)
Actual income tax expense (benefit)	$3,665	$(13,646)	$(135)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented as follows:

INDEX

Merge Healthcare Incorporated and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(In thousands, except for share and per share data)

	December 31,
	2011	2010
Deferred tax assets:
Accrued compensation	$611	$1,559
Depreciation	2,775	5,774
Research and experimentation credit carryforwards	7,324	7,051
Other credit carryforwards	1,476	2,260
Domestic loss carryforwards	113,459	120,493
Foreign loss carryforwards	9,652	10,799
Nonqualified stock options	3,450	2,112
Other	5,821	3,655
Total gross deferred tax assets	144,568	153,703
Less: asset valuation allowance	(105,743)	(101,385)
Net deferred tax asset	38,825	52,318
Deferred tax liabilities:
Software development costs and intangible assets	(8,439)	(9,647)
Intangibles—customer contracts & tradenames	(14,223)	(18,013)
Other	(5,452)	(5,839)
Total gross deferred liabilities	(28,114)	(33,499)
Net deferred tax asset	$10,711	$18,819
Included on balance sheet:
Current assets: deferred income taxes	$3,393	$2,545
Non–current asset: deferred income taxes	9,209	17,006
Current liabilities: deferred income taxes	-	(732)
Non–current liabilities: deferred income taxes	(1,891)	-
Net deferred income taxes	$10,711	$18,819

At December 31, 2011, we had U.S. federal net operating loss, capital loss, research credit, alternative minimum tax credit, and foreign tax credit carryforwards of $285,572, $3,605, $5,266, $977, and $297 respectively, state net operating loss, capital loss and research credit carryforwards of $241,512, $3,605 and $408, respectively, foreign federal and provincial net operating loss carryforwards of $33,862 and $29,310, respectively, foreign and provincial capital loss carryforwards of $6,451 and $6,444, respectively, and foreign federal and provincial research credit carryforwards of $2,025 and $202, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2012 and continuing through 2030, 2030 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2012, and continuing through 2031 and the credit carryforwards expire in varying amounts beginning 2012 and continuing through 2024.  The U.S. federal and state capital loss carryforwards will expire in 2013.  The foreign tax credits expire in varying amounts beginning in 2018, and continuing through 2024.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2012, and continuing through 2030. Foreign and provincial capital losses may be carried forward indefinitely.

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

Management’s analysis for 2011 resulted in a valuation allowance of $105,743 at December 31, 2011.  Based on both quantitative and qualitative factors, the company records a valuation allowance for all jurisdictions except Canada.  In 2010, we reversed $14,054 in valuation allowance related to almost all of the deferred tax assets of our Canadian operations.  We considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing U.S. net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  Almost all of our U.S. and state net operating loss, capital loss and credit carryforwards are subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex, we currently estimate deferred tax assets of $26,779 related to U.S. net operating loss, capital loss and research tax credit carryforwards may be unrealizable due to Section 382 limitations  We have recorded a full valuation reserve for these deferred tax assets.  In addition, the acquired net operating loss and tax credit carryforwards of Ophthalmic Imaging Systems, Inc. will be subject to future limitation under Section 382 as a result of its being acquired by us.  While we are presently evaluating  the impact of Section 382 on the acquired deferred tax assets, the valuation allowance established as of December 31, 2011 is considered necessary to reduce our deferred tax assets to the amount expected to be realized, based upon all available information at such time.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

The net increase in the valuation allowance in 2011, 2010, and 2009 was $4,358, $31,830, and $27,168, respectively.  The 2011 increase was primarily attributable to valuation allowances established in connection with the net operating loss and credit carryforwards of acquired businesses.

There exist potential tax benefits for us associated with stock-based compensation.  At December 31, 2011and 2010, we had $1,514 and $1,241, respectively, of excess tax benefits related to vesting of restricted stock awards, nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options.  The income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

The total amount of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 was $1,862, $6,703, and $6,506, respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2011 were $142 and $54, respectively.  Total accrued interest and penalties as of December 31, 2010 were $254 and $57, respectively.  Total interest included in tax expense in 2011, 2010 and 2009 were $(111), $40, and $36, respectively.  Total penalties included in tax expense in 2011, 2010 and 2009 were $(3), $1 and $0 respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits in 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Balance at January 1	$6,703	$6,506	$6,485
Gross increases - tax positions in current year	-	19	21
Gross increases - tax positions in prior year	-	178	-
Gross decreases - tax positions in prior year	(12)	-	-
Decreases due to statute expirations	(4,829)	-	-
Balance at December 31	$1,862	$6,703	$6,506

The total amount of unrecognized tax benefits at December 31, 2011 and December 31, 2010 that, if recognized, would affect the effective tax rate is $1,785 and $6,339, respectively.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S., various states and foreign jurisdictions.  We recently became notified of a taxing authority examination related to our Canadian return for the 2009 tax year.  We are not currently under examination in the U.S. federal taxing jurisdictions for which years ending after 2007 remain subject to examination.  Years prior to 2008 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2007, or remain subject to carryforward.

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

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

In 2011, 2010, and 2009, options to purchase 941,556, 3,509,110, and 2,076,995 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not included in the calculations of diluted net income (loss) per share.

As a result of the losses in 2011 and 2010, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 8,249,478 and 4,750,000 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

The weighted average number of shares of Common Stock outstanding used to calculate basic and diluted net loss includes exchangeable share equivalent securities of 207,529 in 2009.

The following potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share, were outstanding as of December 31, 2011, 2010 and 2009.

	December 31,
	2011	2010	2009
Stock options	9,191,034	7,959,110	5,021,995
Restricted stock awards	-	-	426,664
	9,191,034	7,959,110	5,448,659

(14)	Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and RRSP for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and DPSP for the Canadian employees) equal to a maximum of 3.0% in 2011, 2010 and 2009.  Our matching contributions totaled $1,905, $993, and $469 in 2011, 2010, and 2009, respectively.

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

Foreign sales account for approximately 9%, 10%, and 23% of our net sales in 2011, 2010, and 2009, respectively, and sales in foreign currency represented approximately 2%, 1%, and 2%, respectively, of our net sales in 2011, 2010 and 2009.

The following tables present certain geographic information, based on location of customer:

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

	Net Sales for the Years Ended December 31,
	2011	2010	2009
United States of America	$211,907	$125,974	$51,318
Europe	8,767	7,730	7,216
Japan	5,312	2,853	3,407
Korea	1,449	718	1,534
Canada	1,598	491	1,361
Other	3,395	2,566	2,005
Total net sales	$232,428	$140,332	$66,841

	Long-Lived Assets at December 31,
	2011	2010
United States of America	$3,866	$5,105
Canada	520	606
Europe	3	56
Other	2	5

Long-lived assets represent property, plant and equipment, net of related depreciation. Long-lived assets in service at the China office were not material as of December 31, 2011, 2010 and 2009.

(16)	Guarantor Subsidiaries

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

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,451	$28,003	$5,818	$-	$39,272
Accounts receivable, net	-	63,487	7,527	-	71,014
Intercompany receivables	-	29,108	635	(29,743)	-
Other current assets	595	29,579	3,814	-	33,988
Total current assets	6,046	150,177	17,794	(29,743)	144,274
Net property and equipment	113	3,753	525	-	4,391
Purchased and developed software, net	-	23,309	615	-	23,924
Other intangible assets, net	-	44,483	669	-	45,152
Goodwill	-	207,799	2,030	-	209,829
Investment in and advances to subsidiaries	340,637	(338)	-	(340,299)	-
Other assets	8,013	4,597	9,835	372	22,817
Total assets	$354,809	$433,780	$31,468	$(369,670)	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,124	$17,647	$1,343	$-	$22,114
Deferred revenue	-	49,678	1,568	-	51,246
Intercompany payables	2,176	8,580	24,086	(34,842)	-
Other accrued liabilities	4,921	18,729	1,244	-	24,894
Total current liabilities	10,221	94,634	28,241	(34,842)	98,254
Notes payable	249,371	67	-	-	249,438
Other long-term liabilities	2,746	6,381	725	372	10,224
Total liabilities	262,338	101,082	28,966	(34,470)	357,916
Total shareholders' equity	92,471	332,698	2,502	(335,200)	92,471
Total liabilities and shareholders' equity	$354,809	$433,780	$31,468	$(369,670)	$450,387

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2010
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$870	$35,877	$4,282	$-	$41,029
Accounts receivable, net	-	48,201	5,053	-	53,254
Intercompany receivables	14,170	14,168	961	(29,299)	-
Other current assets	791	16,766	3,923	-	21,480
Total current assets	15,831	115,012	14,219	(29,299)	115,763
Net property and equipment	156	4,949	667	-	5,772
Purchased and developed software, net	601	25,210	808	-	26,619
Other intangible assets, net	395	48,053	509	-	48,957
Goodwill	-	167,957	1,576	-	169,533
Investment in and advances to subsidiaries	284,893	1,830	-	(286,723)	-
Other assets	13,615	7,164	12,101	(2,879)	30,001
Total assets	$315,491	$370,175	$29,880	$(318,901)	$396,645
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,054	$14,155	$2,161	$-	$18,370
Deferred revenue	-	50,573	1,660	-	52,233
Intercompany payables	-	13,767	25,580	(39,347)	-
Other accrued liabilities	4,965	10,902	936	-	16,803
Total current liabilities	7,019	89,397	30,337	(39,347)	87,406
Notes payable	195,077	-	-	-	195,077
Other long-term liabilities	8,589	2,785	861	(2,879)	9,356
Total liabilities	210,685	92,182	31,198	(42,226)	291,839
Total shareholders' equity	104,806	277,993	(1,318)	(276,675)	104,806
Total liabilities and shareholders' equity	$315,491	$370,175	$29,880	$(318,901)	$396,645

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$206,144	$26,284	$-	$232,428
Cost of sales	-	83,782	4,872	-	88,654
Gross margin	-	122,362	21,412	-	143,774
Selling, research and development, general and administrative expenses	3,455	80,130	15,336	-	98,921
Acquisition-related expenses	1,614	-	-	-	1,614
Restructuring and other expenses	-	1,061	155	-	1,216
Depreciation and amortization	279	12,251	338	-	12,868
Total operating costs and expenses	5,348	93,442	15,829	-	114,619
Operating income (loss)	(5,348)	28,920	5,583	-	29,155
Equity in net income of subsidiaries	30,476	(1,546)	-	(28,930)	-
Other, net	(30,889)	(398)	266	-	(31,021)
Other income (expense)	(413)	(1,944)	266	(28,930)	(31,021)
Income (loss) before income taxes	(5,761)	26,976	5,849	(28,930)	(1,866)
Income tax expense (benefit)	(230)	1,830	2,065	-	3,665
Net income (loss)	$(5,531)	$25,146	$3,784	$(28,930)	$(5,531)

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$122,001	$18,331	$-	$140,332
Cost of sales	-	59,511	5,052	-	64,563
Gross margin	-	62,490	13,279	-	75,769
Selling, research and development, general and administrative expenses	5,819	50,634	6,320	-	62,773
Acquisition-related expenses	9,638	36	-	-	9,674
Restructuring and other expenses	418	4,575	13	-	5,006
Depreciation, amortization and impairment	858	5,665	317	-	6,840
Total operating costs and expenses	16,733	60,910	6,650	-	84,293
Operating income (loss)	(16,733)	1,580	6,629	-	(8,524)
Equity in net income of subsidiaries	22,502	(138)	-	(22,364)	-
Other, net	(17,097)	106	353	-	(16,638)
Other income (expense)	5,405	(32)	353	(22,364)	(16,638)
Income (loss) before income taxes	(11,328)	1,548	6,982	(22,364)	(25,162)
Income tax expense (benefit)	188	200	(14,034)	-	(13,646)
Net income (loss)	$(11,516)	$1,348	$21,016	$(22,364)	$(11,516)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$36,359	$30,482	$-	$66,841
Cost of sales	-	12,629	6,748	-	19,377
Gross margin	-	23,730	23,734	-	47,464
Selling, research and development, general and administrative expenses	(1,695)	21,021	13,571	-	32,897
Acquisition-related expenses	1,212	13	-	-	1,225
Restructuring and other expenses	(180)	1,039	754	-	1,613
Depreciation and amortization	884	1,477	405	-	2,766
Total operating costs and expenses	221	23,550	14,730	-	38,501
Operating income (loss)	(221)	180	9,004	-	8,963
Equity in net income of subsidiaries	5,770	(65)	-	(5,705)	-
Other, net	(5,437)	(149)	(3,227)	-	(8,813)
Other income (expense)	333	(214)	(3,227)	(5,705)	(8,813)
Income (loss) before income taxes	112	(34)	5,777	(5,705)	150
Income tax expense (benefit)	(173)	-	38	-	(135)
Net income (loss)	$285	$(34)	$5,739	$(5,705)	$285

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,531)	$25,146	$3,784	$(28,930)	$(5,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	3,368	2,693	2,048	-	8,109
Depreciation, amortization and impairment	1,038	20,793	377	-	22,208
Share-based compensation	1,837	1,987	84	-	3,908
Change in contingent consideration for acquisitions	-	345	-	-	345
Amortization of notes payable issuance costs and discount	2,393	-	-	-	2,393
Realized (gain) loss on investment	-	-	(405)	-	(405)
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	2,102	664	-	2,766
Stock issued for charitable contribution	1,851	-	-	-	1,851
Net change in assets and liabilities (net of effects of acquisitions)	(43,694)	(13,393)	(5,798)	28,930	(33,955)
Net cash provided by (used in) operating activities	(38,738)	39,673	754	-	1,689
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(1,277)	-	-	(1,277)
Purchases of property, equipment, and leasehold improvements	-	(1,952)	(24)	-	(1,976)
Intercompany advances	-	(39,723)	-	39,723	-
Change in restricted cash	140	800	-	-	940
Distribution from equity investment	-	-	405	-	405
Net cash provided by (used in) investing activities	140	(42,152)	381	39,723	(1,908)
Cash flows from financing activities:
Intercompany advances	39,199	-	524	(39,723)	-
Proceeds from issuance of term notes	53,560	-	-	-	53,560
Redemption and retirement of preferred stock	(41,750)	-	-	-	(41,750)
Preferred stock dividends paid	(7,328)	-	-	-	(7,328)
Notes payable issuance costs paid	(1,528)	-	-	-	(1,528)
Proceeds from exercise of options and employee stock purchase plan	1,166	-	-	-	1,166
Principal payments on notes	-	(4,591)	-	-	(4,591)
Principal payments on capital leases	-	(4)	-	-	(4)
Net cash provided by (used in) financing activities	43,319	(4,595)	524	(39,723)	(475)
Effect of exchange rates on cash and cash equivalents	-	-	(123)	-	(123)
Net increase (decrease) in cash and cash equivalents	4,721	(7,074)	1,536	-	(817)
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382	(1)
Cash and cash equivalents (net of restricted cash), end of period	$4,907	$27,840	$5,818	$-	$38,565	(2)

(1)	Net of restricted cash of $1,647 at December 31, 2010.

(2)	Net of restricted cash of $707 at December 31, 2011.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,516)	$1,348	$21,016	$(22,364)	$(11,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(2)	-	(14,054)	-	(14,056)
Depreciation, amortization and impairment	2,221	14,762	829	-	17,812
Share-based compensation	1,350	1,121	152	-	2,623
Change in contingent consideration for acquisitions	-	113	-	-	113
Amortization of notes payable issuance costs and discount	1,445	-	-	-	1,445
Realized (gain) loss on investment	-	-	(506)	-	(506)
Provision for doubtful accounts receivable, sales returns and non-trade receivables, net of recoveries	-	400	480	-	880
Net change in assets and liabilities (net of effects of acquisitions)	(21,541)	11,487	(3,100)	22,364	9,210
Net cash provided by (used in) operating activities	(28,043)	29,231	4,817	-	6,005
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(211,367)	(4,845)	-	-	(216,212)
Purchases of property, equipment, and leasehold improvements	(139)	(1,220)	(133)	-	(1,492)
Proceeds from sale of property and equipment	-	6,124	-	-	6,124
Intercompany advances	8,518	-	-	(8,518)	-
Change in restricted cash	(415)	(673)	-	-	(1,088)
Distribution from equity investment	-	-	606	-	606
Net cash provided by (used in) investing activities	(203,403)	(614)	473	(8,518)	(212,062)
Cash flows from financing activities:
Intercompany advances	-	(2,353)	(6,165)	8,518	-
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	-	-	-	194,532
Proceeds from issuance of stock	41,750	-	-	-	41,750
Note and stock issuance costs paid	(9,897)	-	-	-	(9,897)
Proceeds from exercise of options and employee stock purchase plan	160	-	-	-	160
Repurchases of stock	(26)	-	-	-	(26)
Principal payments on capital leases	-	(142)	-	-	(142)
Net cash provided by (used in) financing activities	226,519	(2,495)	(6,165)	8,518	226,377
Net increase (decrease) in cash and cash equivalents	(4,927)	26,122	(875)	-	20,320
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062	(1)
Cash and cash equivalents (net of restricted cash), end of period	$186	$34,914	$4,282	$-	$39,382	(2)

(1)	Net of restricted cash of $559 at December 31, 2009.
(2)	Net of restricted cash of $1647 at December 31, 2010.

INDEX

Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements (continued)
(In thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$285	$(34)	$5,739	$(5,705)	$285
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation, amortization and impairment	884	3,530	1,675	-	6,089
Share-based compensation	654	680	352	-	1,686
Amortization of note payable issuance costs & discount	1,533	-	-	-	1,533
Realized loss on investment	-	-	3,624	-	3,624
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	410	6	-	416
Net change in assets and liabilities (net of effects of acquisitions)	(14,241)	4,054	(10,121)	5,705	(14,603)
Net cash provided by (used in) operating activities	(10,885)	8,640	1,275	-	(970)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,502)	(1,250)	-	-	(2,752)
Purchases of property, equipment, and leasehold improvements	-	(583)	(538)	-	(1,121)
Intercompany advances	(3,039)	-	-	3,039	-
Change in restricted cash	338	(150)	-	-	188
Proceeds from sale of equity investment	-	-	886	-	886
Net cash provided by (used in) investing activities	(4,203)	(1,983)	348	3,039	(2,799)

Cash flows from financing activities:
Intercompany advances	-	4,119	(1,080)	(3,039)	-
Proceeds from issuance of Common Stock	25,175	-	-	-	25,175
Proceeds from exercise of options and employee stock purchase plan	110	-	-	-	110
Principal payments on notes	(15,000)	(4,570)	-	-	(19,570)
Principal payments in capital leases	-	(111)	-	-	(111)
Net cash provided by (used in) financing activities	10,285	(562)	(1,080)	(3,039)	5,604

Net increase (decrease) in cash and cash equivalents	(4,803)	6,095	543	-	1,835
Cash and cash equivalents (net of restricted cash), beginning of period	9,916	2,697	4,614	-	17,227	(1)
Cash and cash equivalents (net of restricted cash), end of period	$5,113	$8,792	$5,157	$-	$19,062	(2)

(1)	Net of restricted cash of $621 at December 31, 2008.
(2)	Net of restricted cash of $559 at December 31, 2009.

(17)	Quarterly Results (unaudited)

	2011 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$52,672	$55,592	$60,077	$64,087
Gross margin	30,569	36,861	36,128	40,216
Income (loss) before income taxes	(744)	341	(1,255)	92
Net income (loss)	(1,589)	(1,685)	(1,013)	(944)
Net income (loss) attributable to Merge	(1,589)	(1,685)	(995)	(952)
Net income (loss) available to common shareholders	(3,155)	(3,272)	(995)	(952)
Basic income (loss) per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)
Diluted income (loss) per share	(0.04)	(0.04)	(0.01)	(0.01)

	2010 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$19,970	$29,003	$45,189	$46,170
Gross margin	13,554	12,989	24,451	24,775
Income (loss) before income taxes	(3,104)	(14,903)	(3,459)	(3,696)
Net income (loss)	(3,152)	(14,961)	(3,446)	10,043
Net income (loss) available to common shareholders	(3,152)	(30,905)	(5,012)	8,477
Basic income (loss) per share	$(0.04)	$(0.39)	$(0.06)	$0.10
Diluted income (loss) per share	(0.04)	(0.39)	(0.06)	0.10

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Merge Healthcare Solutions Inc.
Hartland, Wisconsin

We have audited the accompanying consolidated balance sheets of Merge Healthcare Solutions Inc., formerly known as AMICAS, Inc. (Successor Company), as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year ended December 31, 2011 and the period April 28, 2010 through December 31, 2010. We have also audited the consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows of Merge Healthcare Solutions Inc., formerly known as AMICAS, Inc. (Predecessor Company), for the period January 1, 2010 through April 27, 2010 and for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Solutions Inc. (Successor Company), at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period April 28, 2010 through December 31, 2010 and the results of operations and cash flows of Merge Healthcare Solutions Inc. (Predecessor Company), for the period January 1, 2010 through April 27, 2010 and the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Chicago, Illinois
February 27, 2012

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	(Successor Company)	(Successor Company)
	December 31,	December 31,
	2011	2010
ASSETS
Current assets:

Cash and cash equivalents, including restricted cash of $163 and $963 at December 31, 2011 and 2010, respectively	$17,297	$27,838
Accounts receivable, net of allowance for doubtful accounts and sales returns of $2,726 and $1,011 at December 31, 2011 and 2010, respectively	51,468	41,809
Inventory	2,977	2,555
Prepaid expenses and other current assets	23,178	9,763
Advances to parent	46,618	-
Total current assets	141,538	81,965
Property and equipment:
Computer equipment and software	5,565	4,824
Furniture and other	1,482	1,023
	7,047	5,847
Less accumulated depreciation	4,371	2,433
Property and equipment, net	2,676	3,414
Purchased and developed software, net of accumulated amortization of $6,260 and $2,966 at December 31, 2011 and 2010, respectively	17,502	20,636
Other intangibles, net of accumulated amortization of $13,018 and $4,774 at December 31, 2011 and 2010, respectively	32,985	43,916
Goodwill	154,218	152,334
Other assets	9,287	12,622
Total assets	$358,205	$314,887
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	20,075	$18,905
Accrued employee compensation and benefits	4,033	3,171
Advances from parent	-	5,147
Interest payable	4,935	3,917
Leases payable, current portion	500	639
Deferred revenue, current portion	41,611	41,712
Total current liabilities	71,153	73,491
Notes payable, long-term	249,371	195,077
Deferred revenue and other long term liabilities	7,000	5,849
Total liabilities	327,524	274,417
Shareholders' equity:
Preferred Stock, $0.001 par value: 2,000,000 shares authorized; zero shares issued and outstanding at December 31, 2011 and 2010	-	-
Common stock, $0.001 par value: 1,000 and 1,000 shares authorized and 100 and 100 shares issued and outstanding at December 31, 2011 and 2010, respectively Additional paid-in capital	113,652	111,565
Accumulated deficit	(82,971)	(71,095)
Total shareholders' equity	30,681	40,470
Total liabilities and shareholders' equity	$358,205	$314,887

The accompanying notes are an integral part of the consolidated financial statements.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share data)

	Year Ended	Periods Ended		Year Ended
	(Successor Company)	(Successor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	December 31,	April 27,	December 31,
	2011	2010	2010	2009

Net sales:
Software licenses and system sales	$50,153	$20,983	$7,525	$17,120
Maintenance and services	112,423	64,645	29,191	72,022
Total net sales	162,576	85,628	36,716	89,142
Cost of sales:
Software licenses and system sales	27,843	13,863	3,411	11,467
Maintenance and services	35,089	25,645	12,753	31,469
Depreciation, amortization and impairment	7,032	7,115	1,403	3,157
Total cost of sales	69,964	46,623	17,567	46,093
Gross margin	92,612	39,005	19,149	43,049
Operating costs and expenses:
Selling, general and administrative	47,928	22,708	15,798	25,056
Research and development	13,365	9,468	6,486	14,562
Acquisition costs	-	36	8,439	3,028
Depreciation and amortization	10,505	4,514	787	2,859
Restructuring, severance and impairment charges	68	4,565	-	3,824
Total operating costs and expenses	71,866	41,291	31,510	49,329
Operating income (loss)	20,746	(2,286)	(12,361)	(6,280)
Other income (expense):
Interest expense	(29,349)	(17,211)	(8)	(37)
Interest income	488	31	13	769
Loss on sale of investments	-	-	-	(9)
Other, net	(2,172)	(38)	(28)	(23)
Total other income (expense)	(31,033)	(17,218)	(23)	700
Loss before income taxes	(10,287)	(19,504)	(12,384)	(5,580)
Income tax expense (benefit)	1,589	591	46	(1,570)
Net loss	$(11,876)	$(20,095)	$(12,430)	$(4,010)

Net loss per share - basic	NM (1)	NM (1)	(0.34)	(0.11)
Weighted average number of common shares outstanding - basic	NM (1)	NM (1)	37,010	35,489

Net loss per share - diluted	NM (1)	NM (1)	$(0.34)	$(0.11)
Weighted average number of common shares outstanding - diluted	NM (1)	NM (1)	37,010	35,489

(1)	Amount is not meaningful as a result of the acquisition by Merge Healthcare Incorporated

 The accompanying notes are an integral part of the consolidated financial statements.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands except for share data)

	Common Stock				Accumulated
			Additional		Other			Total
	Shares	Issued	Paid-in	Accumulated	Comprehensive	Treasury Stock	Treasury	Shareholders’	Comprehensive
	Issued	Amount	Capital	Deficit	Income	Shares	Stock	Equity	Loss
(Predecessor Company)
Balance at December 31, 2008	51,473,965	51	230,905	(128,549)	100	(16,270,088)	(47,212)	55,295	$(30,031)
Issuance of restricted stock	60,690	-	118	-	-	-	-	118
Exercise of stock options and issuance of shares under the
Employee Stock Purchase Plan	1,259,451	1	2,397	-	-	-	-	2,398
Share-based compensation expense	-	-	1,920	-	-	-	-	1,920
Repurchase of treasury stock	-	-	-	-	-	(87,766)	(141)	(141)
Unrealized loss on marketable securities	-	-	-	-	(131)	-	-	(131)	(131)
Foreign currency translation adjustment	-	-	-	-	6	-	-	6	6
Net loss	-	-	-	(4,010)	-	-	-	(4,010)	(4,010)
Balance at December 31, 2009	52,794,106	52	235,340	(132,559)	(25)	(16,357,854)	(47,353)	55,455	$(4,135)
Stock issued under ESPP	75,899	-	189	-	-	-	-	189
Exercise of stock options	590,084	1	1,331	-	-	-	-	1,332
Share-based compensation expense	-		1,423	-	-	-	-	1,423
Payments made to stock option and restricted stock holders	(92,245)	-	(22,906)	-	-	-	-	(22,906)
Net loss	-	-	-	(12,430)	-	-	-	(12,430)	(12,430)
Other comprehensive income	-	-	-	-	31	-	-	31	31
Balance at April 27, 2010	53,367,844	$53	$215,377	$(144,989)	$6	(16,357,854)	$(47,353)	$23,094	$(12,399)
(Successor Company, as adjusted, see Note B)
Investment by Merge	100	$-	$39,743	$-	$-	-	$-	$39,743
Entities merged	-	-	71,202	(51,000)	-	-	-	20,202
Share-based compensation expense	-	-	620	-	-	-	-	620
Net loss	-	-	-	(20,095)	-	-	-	(20,095)	(20,095)
Balance at December 31, 2010	100	-	111,565	(71,095)	-	-	-	40,470	(20,095)
Merge investment in insignificant acquisition	-	-	326	-	-	-	-	326
Share-based compensation expense	-	-	1,761	-	-	-	-	1,761
Net loss	-	-	-	(11,876)	-	-	-	(11,876)	(11,846)
Balance at December 31, 2011	100	$-	$113,652	$(82,971)	$-	$-	$-	$30,681	$(11,846)

The accompanying notes are an integral part of the consolidated financial statements.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Periods Ended		Year Ended
	(Successor Company)	(Successor Company)	Predecessor Company)	Predecessor Company)
	December 31,	December 31,	April 27,	December 31,
	2011	2010	2010	2009

Cash flows from operating activities:
Net loss	$(11,876)	$(20,095)	$(12,430)	$(4,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	17,537	11,629	2,178	6,022
Provision for bad debts and sales returns, net of recoveries	1,715	439	2,032	319
Loss on disposal of property and equipment	-	-	-	923
Non-cash stock based payments	1,761	620	1,423	2,038
Amortization of notes payable issuance costs and discount	2,393	1,445	-	-
Deferred income taxes	749	406	-	-
Change in contingent consideration for acquisitions	345	(52)	-	-
Changes in operating assets and liabilities, net of effects of acquisitions, mergers and dispositions:
Accounts receivable	(11,373)	(13,226)	(320)	180
Prepaid expenses, inventory and other current assets	(7,174)	(2,791)	(453)	1,919
Accounts payable and accrued expenses	903	7,659	(1,425)	(3,343)
Deferred revenue	(2,900)	15,466	(2,029)	9,315
Unrecognized tax benefits	-	-	-	(1,379)
Net cash provided by (used in) operating activities	(7,920)	1,500	(11,024)	11,984

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(1,726)	(3,191)	-	(20,698)
Purchases of property, equipment, and leasehold improvements	(1,352)	(434)	(144)	(729)
Sale of facility	-	6,124	-	-
Change in restricted cash, net of effects of mergers	800	(800)	-	-
Advances to parent	(51,575)	-	-	-
Purchases of held-to-maturity securities	-	-	-	(60,534)
Maturities of held-to-maturity securities	-	-	7,964	126,833
Purchases of available-for-sale securities	-	-	-	(106,335)
Sales of available-for-sale securities	-	-	30,924	48,641
Net cash provided by (used in) investing activities	(53,853)	1,699	38,744	(12,822)

Cash flows from financing activities:
Principal payments on capital leases	-	(92)	-	-
Exercise of stock options and ESPP	-	-	1,526	2,398
Repurchase of Common Stock	-	-	(22,906)	(141)
Proceeds from issuance of notes, net of discount	53,560	194,532	-	-
Note issuance costs	(1,528)	(9,015)	-	-
Capital contribution by Merge	-	39,743	-	-
Payments to acquire outstanding shares	-	(223,910)	-	-
Net cash provided by (used in) financing activities	52,032	1,258	(21,380)	2,257

Net increase (decrease) in cash and cash equivalents	(9,741)	4,457	6,340	1,419
Cash and cash equivalents, beginning of period	26,875	22,418	8,785	7,366
Cash and cash equivalents, end of period (1)	$17,134 (1)	$26,875 (2)	$15,125	$8,785

(1)	Cash net of restricted cash of $163 as of December 31, 2011
(2)	Cash net of restricted cash of $963 as of December 31, 2010

The accompanying notes are an integral part of the consolidated financial statements.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Nature of Operations

Effective January 1, 2011, AMICAS, Inc. (AMICAS) was renamed Merge Healthcare Solutions Inc. (MHSI).  MHSI (or the Company) is an enterprise image provider dedicated to healthcare information technology (IT) solutions.  The Company develops software solutions that automate healthcare data and diagnostic workflow to create a more comprehensive electronic record of the patient experience.  The company’s solutions are designed to help solve some of the toughest challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, advanced clinical tools like computer aided detection (CAD), the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of the Company’s customers’ businesses.

On April 28, 2010, Merge Healthcare Incorporated (Merge) completed the acquisition of AMICAS through a successful tender offer for the 37,009,990 outstanding shares of common stock of AMICAS at $6.05 per share in cash.  Following the tender offer, Merge purchased the remaining shares pursuant to a merger of a subsidiary of Merge with and into AMICAS.  Total transaction consideration was approximately $223.9 million.  In addition, prior to the completion of the acquisition, AMICAS paid cash to holders of vested, in-the-money stock options for the difference between $6.05 per share and the exercise price of such options.  The holders of shares of restricted stock were paid $6.05 per share in cash.  The total consideration paid to option and restricted stockholders was approximately $22.9 million. Merge financed the transaction with $200 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes), proceeds of $41.8 million from the issuance of preferred and common stock and cash already available at the two companies.  MHSI is considered a domestic restricted subsidiary per the Notes and constitutes a substantial portion of the collateral.  As a result, Merge is required to file separate financial statements for MHSI.

B.	Change in Reporting Entity

The accompanying consolidated financial statements of MHSI (Successor Company) have been adjusted to reflect the combination between entities under common control that occurred subsequent to April 28, 2010. Effective January 1, 2011, Merge eMed, Inc., Merge CAD, Inc. and Cedara Software (USA) Limited were merged into MHSI. The balances as of April 28, 2010 represent the carrying amounts of the transferring entity (Merge Healthcare Incorporated) for the entities merged into MHSI. The effects of the merger were to increase the net loss of the Successor Company for the period ended December 31, 2010 from $14,799 to $20,095 and to increase total assets of the Successor Company as of December 31, 2010 from $274,222 to $314,887.

C.	Segment Reporting

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

D.	Summary of Significant Accounting Policies

Principles of Consolidation

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

The consolidated financial statements for the pre-acquisition period include only the accounts of AMICAS and subsidiary (now known as MHSI Predecessor Company).  All significant intercompany accounts and transactions have been eliminated in consolidation.  The consolidated financial statements for the period subsequent to the acquisition date include the accounts of all entities merged into MHSI, adjusted to eliminate any intercompany accounts and transactions.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Certain transactions which were directly related to the acquisition by Merge have been pushed down to the MHSI financial statements.  The consolidated balance sheet of MHSI as of December 31, 2011 includes the Notes issued by Merge and the related discount and debt issuance costs.  Also, stockholders’ equity within the consolidated balance sheet includes the investment by Merge which was used as partial consideration to complete the acquisition as indicated in the following table (in thousands):

Notes, net of discount	$194,532
Debt issuance costs	(9,015)
Investment by Merge	38,393
Total acquisition consideration	$223,910

The investment by Merge is included as additional paid in capital on the consolidated balance sheet as of December 31, 2011 and 2010.

The consolidated statement of operations for the year ended December 31, 2011 and the period ended December 31, 2010 includes:

•	Interest expense on the Notes, as well as the applicable amortization of discount and debt issuance costs;

•	Share-based compensation expense for Merge stock options issued to MHSI employees;

•	Income tax expense calculated as if MHSI were to file income tax returns as a stand-alone company; and

•
Corporate administration costs of Merge (excluding public company stewardship costs), which are allocated to MHSI based on revenues.  The Company believes this allocation reasonably reflects the usage of resources of MHSI.

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

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 605, Revenue Recognition. Revenue from software licenses and system (computer hardware) sales are recognized upon execution of the sales contract and delivery of the software (off-the-shelf application software) and/or hardware unless the contract contains acceptance provisions. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company can be remaining. Otherwise, recognition of revenue from the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The Company performs credit evaluations of its customers’ financial condition and does not require collateral, since management does not anticipate nonperformance of payment. The Company also maintains an allowance for doubtful accounts for potential credit losses and such losses have been within management’s expectations. For the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010, and the year ended December 31, 2009, no customer represented greater than 10% of the Company’s revenues or net accounts receivable balance.

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

The following table summarizes the allowance for doubtful accounts for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and year ended December 31, 2009:

	Year Ended	Periods Ended		Year Ended
	(Successor Company)	(Successor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	December 31,	April 27,	December 31,
	2011	2010	2010	2009

Balance at beginning of period	$1,011	$1,082	$335	$158
Additions charged to costs and expenses	1,715	439	2,032	319
Reductions (a)	-	(510)	(2,367)	(142)

Balance at end of period	$2,726	$1,011	$-	$335

(a)	Write-offs, returns and discounts, net of recoveries.

Fair Value of Financial Instruments

Our other financial instruments include cash and cash equivalents, accounts receivable, marketable securities, accounts payable, deferred revenue, notes payable and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments and, in the case of the notes payable, due to the interest rate and terms approximating those available to us for similar obligations.  The Company had no cash equivalents as of December 31, 2011 and 2010.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Rollforward of Level 2 Investments
2010
(Predecessor Company)
Balance at January 1	$26,018
Sales of state and municipal obligations	(26,018)
Balance at April 27	$-
(Successor Company, as adjusted, see Note B)
Balance at December 31	$-

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets, including our goodwill, are measured at fair value on a nonrecurring basis.  These assets are recognized at fair value when they are deemed to be impaired.  The Company recorded an impairment charge of $2.6 million in the year ended December 31, 2011, to fully write off certain trade name assets, and recorded an impairment charge of $2.3 million in the period ended December 31, 2010 to fully write off certain purchased software assets, as discussed in Note H.

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

	(Successor Company)	(Successor Company)
	December 31,	December 31,
	2011	2010

Raw materials	$1,696	$948
Work-in-process	157	58
Completed systems	1,124	1,549

Total inventories	$2,977	$2,555

Long-lived Assets

In accordance with FASB ASC 360, Property Plant and Equipment, the Company periodically reviews long-lived assets, other than goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of those assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted cash flows to the recorded carrying value for the asset. If impairment is indicated, the asset is written down to its estimated fair value based on a discounted cash flow analysis. The Company has reviewed long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2011 are recoverable in future periods.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

The first step (defined as “Step 1”) of the goodwill impairment test, used to identify potential impairment, compares the fair value of the equity with its carrying amount, including goodwill. If the fair value of the equity exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The Company performed a Step 1 test at its annual testing date of October 1, 2011, and no impairment was identified.

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Property and equipment are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  Useful lives of the major classes of property and equipment are two to three years for computer equipment and five to seven years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.  Depreciation expense of $3.0 million, $2.3 million, $1.0 million, and $2.6 million was recorded in the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and year ended December 31, 2009, respectively.

The Company entered into a sale-leaseback transaction for the Hartland facility on November 10, 2010, as allowed under the terms of the Notes.  The Company received $6.1 million in proceeds from the sale and recorded a gain on the sale of $0.2 million, which is being deferred and amortized into rent expense over the 15 year term of the lease.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Research and Development

Internally funded research and development costs including direct labor, material, subcontractor expenses and related overheads are expensed as incurred. Internally funded research and development costs were $13.4 million, $9.5 million, $6.5 million, and $14.6 million for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and year ended December 31, 2009, respectively.

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

In each reporting period the Company assesses each individual tax position to determine if it satisfies some or all of the benefits of each position to be recognized in a company’s financial statements. The Company applies a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with FASB ASC 740, Income Taxes. The first step prescribes a recognition threshold of more-likely-than-not, and the second step is a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements.

Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (“EPS”):

	Year Ended		Periods Ended			Year Ended
	(Successor Company)		(Successor Company)		(Predecessor Company)	(Successor Company)
	December 31,		December 31,		April 28,	December 31,
	2011		2010		2010	2009

Numerator — net loss:	$(11,876)		$(20,095)		$(12,430)	$(4,010)

Denominator:
Basic weighted-average shares outstanding	NM	(1)	NM	(1)	37,010	35,489
Effect of dilutive securities	NM	(1)	NM	(1)	-	-

Diluted weighted-average shares outstanding	NM	(1)	NM	(1)	37,010	35,489

Loss per share — basic	NM	(1)	NM	(1)	$(0.34)	$(0.11)
Loss per share — diluted	NM	(1)	NM	(1)	$(0.34)	$(0.11)

(1)	Not meaningful

Stock options under the treasury method of zero, zero, zero, and 1.1 million shares were excluded from the diluted calculation for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and the year ended December 31, 2009, respectively, because their effect would be antidilutive.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

As a result of the acquisition by Merge on April 28, 2010, all existing shares of MHSI were cancelled and 100 new shares were issued to Merge.  Due to the small number of shares and the fact that Merge has sole ownership of such shares, the weighted-average shares outstanding and loss per share calculations are not meaningful.

Comprehensive Loss

Comprehensive loss is a measure of all changes in equity of an enterprise that results from recognized transactions and other economic events of a period other than transactions with owners in their capacity as owners.  Comprehensive loss equaled net loss for the year ended December 31, 2011 and the period ended December 31, 2010.

Share Based Payment

The Company follows the guidance in FASB ASC 718, Compensation. Under the fair value recognition provisions of this guidance, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, the term of related options, share price volatility and the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note M for additional information related to share-based payments.

E.	Recent Accounting Pronouncements

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

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

F.	Acquisition

On April 2, 2009, the Company completed the acquisition of Emageon, Inc. for $39.0 million in cash.  As a result of the subsequent acquisition of the Company by Merge on April 28, 2010, the intangible assets and goodwill which resulted from the acquisition of Emageon are not included in our consolidated balance sheet.

Pro Forma Financial Results (unaudited)

The following table presents unaudited pro forma condensed consolidated financial results from operations as if the acquisition described above had been completed at the beginning of the period presented:

(amounts in thousands, other than per share info)	Year Ended
December 31, 2009
Pro forma revenue	$106,169
Pro forma net income (loss)	2,366
Pro forma net income (loss) per share
Basic:	$0.07
Diluted:	$0.06
Weighted average number of shares outstanding
Basic:	35,489
Diluted:	36,588

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

G.	Marketable Securities

Marketable securities included available-for-sale investments that may be sold in the period or used in operations. Investments in U.S. government and municipal obligations were classified as available-for-sale and were reported at fair value with unrealized gains and losses reported as other comprehensive income.  As a result of the sale of the available-for-sale securities in January 2010, a loss of $13,000 was realized.  As of December 31, 2011 and December 31, 2010, there were no marketable securities outstanding.

H.	Goodwill, Acquired or Developed Software and Other Intangible Assets

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amounts in the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010, and the year ended December 31, 2009 are as follows:

(amounts in thousands)	Total
(Predecessor Company)
Balance at January 1, 2010	$1,213
Balance at April 27, 2010	$1,213

(Successor Company)
Carrying amounts of the transferring entity at April 28, 2010	$17,049
Increase due to AMICAS acquisition	130,384
Increase due to insignificant acquisitions	4,901
Balance at December 31, 2010	152,334
Increase due to an insignificant acquisition	1,884
Balance at December 31, 2011	$154,218

 Major classes of intangible assets consist of the following:

		As of December 31,
		2011			2010
		(Successor Company)			(Successor Company)
	Estimated	Gross		Net	Gross		Net
	Remaining	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Value	Amount	Amortization	Value
	(Years)

Goodwill		$154,218	$-	$154,218	$152,334	$-	$152,334

Developed software	2.0	$312	$(303)	$9	$312	$(294)	$18
Purchased software	6.7	23,450	(5,957)	17,493	23,290	(2,672)	20,618

		$23,762	$(6,260)	$17,502	$23,602	$(2,966)	$20,636

Trade names	10.9	$1,133	$(203)	$930	$4,050	$(264)	$3,786
Customer related assets	8.9	33,580	(6,084)	27,496	33,430	(1,970)	31,460
Backlog	4.0	8,100	(5,980)	2,120	8,110	(2,245)	5,865
Non-compete agreements	6.3	3,190	(751)	2,439	3,100	(295)	2,805

		$46,003	$(13,018)	$32,985	$48,690	$(4,774)	$43,916

Upon completion of a product rebranding initiative in the second quarter of 2011, the Company recorded a $2.6 million charge due to the impairment of our trade names associated with certain products.  As a result of decisions related to overlapping products, the Successor Company recorded $2.3 million of impairment expense in the period ended December 31, 2010 to fully write off certain purchased software assets related to products from which it expects no future benefit.

Amortization expense, excluding impairment, of the identifiable intangible assets totaled $12.0 million, $7.1 million, $1.2 million, and $3.4 million for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and the year ended December 31, 2009, respectively. Amortization of acquired software and backlog is recognized in the accompanying statements of operations as a cost of sale. Amortization of trade names, customer related assets and non-compete agreements is included in depreciation and amortization within operating expenses.

The future estimated amortization expense of the identifiable intangible assets is as follows:

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(amounts in thousands)	2012	2013	2014	2015	Thereafter	Total

Purchased and developed software	$3,296	$3,296	$3,296	$2,372	$5,242	$17,502
Trade names	98	98	98	98	538	930
Customer related assets	5,339	5,239	4,489	3,685	8,744	27,496
Backlog	1,334	554	232	-	-	2,120
Non-compete agreements	461	461	461	461	595	2,439
	$10,528	$9,648	$8,576	$6,616	$15,119	$50,487

I.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
	(Successor Company)	(Successor Company)
(amounts in thousands)	2011	2010

Accounts payable	$13,865	$4,640
Accrued expenses	5,177	12,780
Taxes payable	372	119
Restructuring accrual	661	1,366

Total accounts payable and accrued expenses	$20,075	$18,905

J.	Debt and Operating Leases

Merge issued $200.0 million of Notes in order to finance the acquisition of AMICAS, now known as MHSI.  The Notes were issued at 97.266% of the principal amount, bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and will mature on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  In connection with the Notes, Merge incurred issuance costs of $9.0 million (which are recorded in other assets on the condensed consolidated balance sheet as of December 31, 2010).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.  On November 1, 2010, Merge made the first interest payment totaling $11.9 million.

In June 2011, Merge issued an additional $52.0 million in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  The proceeds of these additional Notes were used to redeem and retire Series A Preferred Stock and to pay associated dividends.  These additional Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Prior to issuance, Merge received consents from the majority of holders of the existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, Merge paid $1.5 million in consent fees from the proceeds of the Notes.  These fees are recorded as an issuance cost in long-term assets and will be amortized, along with the Note premium, over the remaining life of the Notes using the effective interest method.  Merge also incurred $1.7 million in costs related to the issuance of the additional Notes that did not qualify for capitalization.  These costs are recorded in “other expense, net” of Merge’s consolidated statement of operations in 2011.

In 2011 and 2010, we recorded $29.1 million and $17.3 million, respectively, of interest expense related to the Notes, including $1.7 million and $0.9 million, respectively, in amortization of debt issuance costs and $0.7 million and $0.5 million, respectively, in amortization of net debt discount.  In 2011 and 2010, we made interest payments of $25.7 million and $11.9 million, respectively, related to the Notes.  As of December 31, 2011 and 2010, the notes payable balances on our consolidated balance sheet included $2.6 million and $4.9 million, respectively, of unamortized net discount related to the Notes.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At any time on or prior to May 1, 2013, Merge may redeem any of the Notes at a price equal to 100% of the principal amount thereof plus an applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time during the twelve month period commencing May 1, 2013, Merge may redeem the Notes, in whole or in part, at a redemption price equal to 105.875% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time after May 1, 2014, Merge may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 1, 2013, Merge may redeem up to 35% of the Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, using proceeds from permitted sales of certain kinds of our capital stock.  Upon the occurrence of a change of control or the sale of substantially all of its assets, Merge may be required to repurchase some or all of the Notes.  The obligations under the Notes are fully and unconditionally guaranteed (except for certain release provisions which are considered customary), jointly and severally, on a senior, secured basis by all of Merge’s current and future domestic restricted subsidiaries. The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of the Company’s and the other guarantors’ tangible and intangible assets, subject to certain exceptions.

In addition, the Notes contain certain covenants with varying restriction levels, which may limit the ability of Merge or the Company to:

•	Incur additional indebtedness or issue preferred stock;
•	Pay dividends or make distributions with respect to capital stock;
•	Make certain investments or certain other restricted payments;
•	Issue dividends or enter into other payment restrictions affecting certain subsidiaries;
•	Enter into certain sale-leaseback transactions;
•	Enter into transactions with stockholders or affiliates;
•	Guarantee debt;
•	Sell assets;
•	Create liens;
•	Issue or sell stock of certain subsidiaries; and
•	Merge or consolidate without meeting certain conditions.

Since the Notes were issued to complete the acquisition of the Company and the assets and stock of the Company are pledged as collateral for the Notes, the Notes, original issue discount, debt issuance costs and the related interest expense (including amortization of debt discount and issuance costs) are reflected in the financial statements of the Company.

The Company has non-cancelable operating leases at various locations.  The Company’s significant operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments (in thousands)	End of Term
Hartland, Wisconsin	81,000	$694	November 2025
Daytona Beach, Florida	36,000	324	December 2012

As allowed under the terms of the Note agreement, the Company entered into a sale-leaseback transaction on November 10, 2010 in which it sold the Hartland facility for $6.1 million and entered into an operating lease with a term of 15 years.

Certain office leases provide for contingent payments based on building operating expenses.  Rental expenses for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and the year ended December 31, 2009 totaled $1.3 million, $0.6 million, $0.4 million, and $2.3 million, respectively.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The table below shows the future minimum lease payments due under non-cancellable leases as of December 31, 2011 (in thousands):

2012	$2,467
2013	912
2014	694
2015	694
2016	694
Thereafter	6,189
Total minimum lease payments	$11,650

The above obligations include lease payments related to facilities that the Company has either ceased to use or abandoned as of December 31, 2011.  For those facilities abandoned subsequent to the acquisition by Merge, the related obligations have been recorded as a restructuring accrual in accounts payable and accrued expenses.  For those facilities which were abandoned prior to the acquisition by Merge, the related short-term obligations are recorded in leases payable and the long-term obligations are recorded in other long term liabilities in the Company’s consolidated balance sheet as of December 31, 2011.

The Company generally includes intellectual property indemnification provisions in its software license agreements. Pursuant to these provisions, the Company holds harmless and agrees to defend the indemnified party, generally its business partners and customers, in connection with certain patent, copyright, trademark and trade secret infringement claims by third parties with respect to the Company’s products. The term of the indemnification provisions varies and may be perpetual. In the event an infringement claim against the Company or an indemnified party is made, generally the Company, in its sole discretion, agrees to do one of the following: (i) procure for the indemnified party the right to continue use of the software, (ii) provide a modification to the software so that its use becomes noninfringing; (iii) replace the software with software which is substantially similar in functionality and performance; or (iv) refund all or the residual value of the software license fees paid by the indemnified party for the infringing software. The Company believes the estimated fair value of these intellectual property indemnification agreements is minimal. The Company has no liabilities recorded for these agreements as of December 31, 2011.

K.	Commitments and Contingencies

 In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC.  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by Merge, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel to the plaintiffs filed an application for approximately $5.0 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  The Company retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has appealed from this judgment. The Company previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2.5 million of the fee award.  The Company does not believe that the insurer’s denial has merit and has retained counsel to contest it.  The Company is vigorously asserting all of its rights under the applicable insurance policies, which the Company believes cover the claims and expenses incurred by AMICAS or Merge in connection with the fee award.  However, an adverse outcome could negatively impact the Company’s financial condition and cash flow.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

In addition to the matter discussed above, the Company is, from time to time, party to legal proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of the Company’s business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable.  The Company is unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this report.

Guarantees
  In connection with the financing arrangement of a customer in 2009, the Company provided a guarantee to the lender on behalf of the customer. The Company has recorded a liability as deferred revenue for this guarantee which represented approximately $0.5 million and $0.8 million at December 31, 2011 and 2010, respectively.  Revenue is recognized as the guarantee is reduced.

L.	Restructuring and Related Costs

The Company incurred restructuring and related costs of $0.1 million, $4.2 million, zero, and $3.8 million, in the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and the year ended December 31, 2009, respectively.  These charges were recorded in restructuring, severance and impairment charges in our statements of operations.

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

Second Quarter 2010 Initiative

On April 29, 2010, the Company committed to a restructuring initiative to materially reduce its workforce and exit certain facilities. This action was taken concurrent with Merge’s acquisition of MHSI based upon its assessment of ongoing personnel needs. In the third quarter of 2010, the Company exited the Boston, Massachusetts, Bellevue, Washington and West Allis, Wisconsin facilities as part of the plan for this initiative. In 2010, the Company recognized restructuring related charges of $4.2 million, consisting of $1.9 million in severance and related employee termination costs, $0.5 million in relocation costs, and $1.8 million in contract exit costs, primarily consisting of future lease payments on the Company’s leased facilities which were vacated during the third quarter of 2010.

The following table shows the restructuring activity for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and the year ended December 31, 2009:

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(amounts in thousands)	Severance	Facilities	Relocation	Total
(Predecessor Company)	Total Initiatives
Balance at December 31, 2008	$-	$-	$-	$-
Charges to expense	902	951	-	1,853
Payments	(606)	(440)	-	(1,046)
Reversed	(86)	-	-	(86)
Balance at December 31, 2009	210	511	-	721
Charges to expense	-	-	-	-
Payments	(180)	(158)	-	(338)
Balance at April 27, 2010	30	353	-	383
(Successor Company, as adjusted, see Note B)
Charges to expense	1,872	1,853	505	4,230
Payments	(1,667)	(636)	(463)	(2,766)
Balance at December 31, 2010	$235	$1,570	$42	$1,847
Charges to expense	(11)	104	(25)	68
Payments	-	(1,365)	(17)	(1,382)
Adjustments	-	128	-	128
Balance at December 31, 2011	$224	$437	$-	$661

M.	Stockholders’ Equity

As a result of the acquisition by Merge on April 28, 2010, all existing shares of MHSI common stock were cancelled and 100 new shares were issued to Merge.  Stockholders’ equity as of April 28, 2010 includes an investment by Merge of $38.4 million, which represents the difference between total acquisition consideration paid by Merge of $223.9 million less $185.5 million in proceeds from the issuance of the Notes, net of discount and debt issuance costs.  Stockholders’ equity as of April 28, 2010 also includes the carrying amounts of the transferring entity (Merge) for such accounts of the other subsidiaries which were merged into MHSI effective January 1, 2011.

Employee Savings Plans

The Successor Company maintains a defined contribution retirement plan (a 401(k) profit sharing plan), covering employees who meet the minimum service requirements and have elected to participate.  The Successor Company made matching contributions under this plan of $1.5 million and $0.5 million, respectively, in the year ended December 31, 2011 and the period ended December 31, 2010.  The Successor Company’s matching contributions equaled a maximum of 3.0% of pre-tax compensation.

The Predecessor Company also maintained a 401(k) profit sharing plan.  In the period ended April 27, 2010 and the year ended December 31, 2009, the Predecessor Company made matching contributions under this plan of $0.2 million, and $0.7 million, respectively.

Stock Option Plans

As a result of the acquisition by Merge, all in-the-money stock options were paid in cash and the shares were cancelled. Total cash paid by the Company for the in-the-money options was $22.3 million.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Share-Based Payment

The Company recorded the following amounts of stock-based compensation expense in its consolidated statements of operations for the year ended December 31, 2011, the periods ended December 31, 2010, April 27, 2010, and the year ended December 31, 2009:

	Year Ended	Periods Ended		Year Ended
	(Successor Company)	(Successor Company)	(Predecessor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	December 31,	April 27,	December 31,
(amounts in thousands)	2011	2010	2010	2009	2008

Share-based compensation expense included in the statement of operations:
Cost of revenues, maintenance and service	$207	$131	$133	$298	$138
Research and development	(19)	80	232	466	413
Selling, general and administrative	1,573	409	1,058	1,274	973
Total	$1,761	$620	$1,423	$2,038	$1,524

In the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010, and year ended December 31, 2009 the Company used the following assumptions in the Black-Scholes valuation model:

	(Successor Company)	(Successor Company)	(Predecessor Company)		(Predecessor Company)
	Year Ended	Period Ended	Period Ended		Year Ended
	December 31, 2011	December 31, 2010	April 27, 2010		December 31, 2009
	Merge Stock Option	Merge Stock Option	Stock Option	Employee Stock	Stock Option	Employee Stock
	Plan	Plan	Plan	Purchase Plan	Plan	Purchase Plan
Average risk-free interest rate	0.56% - 1.81%	0.81% - 2.13%	1.77%	0.28%	2.03%	0.28%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected stock price volatility	100.00%	100.00%	51.0% - 51.8%	72.2%	51.0% - 55.5%	72.2%
Weighted-average expected life (in years)	4.0	4.0	5.4	0.5	5.3	0.5
Weighted-average fair value	$3.38	$1.75	$1.10	$1.17	$1.02	$1.17

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock over a period which reflects the Company’s expectations of future volatility. The risk-free interest rate is derived from U.S. Treasury rates during the period, which approximate the rate in effect at the time of the grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by the Company’s employees.  The assumptions for the year ended December 31, 2011 and the period ended December 31, 2010 are those used by Merge, since stock-based compensation expense in this period related to options granted under Merge’s plan to MHSI employees.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

A summary of stock option activity and related information for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and the year ended December 31, 2009 are as follows:

				Weighted
	Shares		Weighted	Average	Aggregate
(shares in thousands)	Available		Average	Remaining	Instrinsic
	for Grant	Shares	Exercise Price	Contractual Term	Value (1)
(Predecessor Company)				(Years)
Outstanding at December 31, 2008	3,720	8,309	$2.88	5.65	$241

Granted		1,422	2.12
Exercised		(1,059)	2.08		801
Forfeited		(780)	6.09
Outstanding at December 31, 2009	3,077	7,892	$2.57	6.14	$22,704

Granted		-	-
Exercised		-	-
Forfeited		(7,892)	$2.57
Outstanding at April 27, 2010	-	-	$-	-	$-

(Successor Company, as adjusted, see Note B)
Carrying amounts of the transferring entity at April 28, 2010		1,107	$5.32	3.76	$366
Granted		1,765	1.74
Exercised		-	-
Forfeited		(614)	3.07
Outstanding at December 31, 2010	-	2,258	$3.44	6.09	$2,252
Transfers		(211)
Granted		1,610	4.89
Exercised		(151)	3.46
Forfeited		(375)	5.51
Outstanding at December 31, 2011	-	3,131	$3.90	6.21	$3,691

(Predecessor Company)
Options exercisable at December 31, 2009		4,857	$2.77	4.84	$13,010
Options exercisable at
April 27, 2010		-	$-	-	$-
(Successor Company, as adjusted, see Note B)
Options exercisable at April 28, 2010		446	$8.73	2.37	$91
Options exercisable at December 31, 2010		495	$6.12	3.17	$334
Options exercisable at December 31, 2011		740	$3.36	4.65	$1,369

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

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

At December 31, 2011, there was $5.2 million of unrecognized compensation cost related to stock option share-based payments.  The Company expects this compensation cost will be recognized over a weighted-average period of 3.13 years.

Restricted Stock

A summary of the Company’s restricted stock activity and related information for the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010 and year ended December 31, 2009 is as follows:

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
(Predecessor Company)
Restricted at December 31, 2008	36,269	$2.79
Granted	60,690	2.62
Unrestricted	(36,269)	2.79
Restricted at December 31, 2009	60,690	2.62
Granted	-	-
Unrestricted	-	-
Cancelled	(60,690)	2.62
Restricted at April 27, 2010	-	$-
(Successor Company, as adjusted, see Note B)
Carrying amounts of the transferring entity at April 28, 2010	213,332	$1.50
Granted	-	-
Unrestricted	(213,332)	1.50
Restricted at December 31, 2010	-	$-
Granted	-	-
Unrestricted	-	-
Restricted at December 31, 2011	-	$-

As a result of the acquisition, all remaining outstanding restricted shares of MHSI were cancelled and holders were paid cash of $6.05 per share.  The successor company restricted stock balance at April 28, 2010, consists of Merge restricted stock awards granted to MHSI employees.  All awards were vested in full in 2010.  In the period ended December 31, 2010, the Company recognized $0.1 million in expense for Merge restricted stock awards in its statement of operations.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

N.	Income Taxes

The components of the income tax provision are as follows:

	Year Ended	Periods Ended		Year Ended
	(Successor Company)	(Successor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	December 31,	April 27,
(amounts in thousands)	2011	2010	2010	2009

Income tax (benefit) provision
Current federal	$-	$(83)	$-	$(362)
Current state	840	268	46	(1,208)
Total current (benefit) provision	840	185	46	(1,570)
Deferred federal	6,926	283	-	820
Deferred state	351	123	-	197
Valuation allowance	(6,528)	-	-	(1,017)
Total deferred (benefit) provision	749	406	-	-
Total provision (credit) for income taxes	$1,589	$591	$46	$(1,570)

The provision (credit) for income taxes attributable to income (loss) from continuing operations differs from the computed expense by applying the U.S. federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	Year Ended	Periods Ended		Year Ended
	(Successor Company)	(Successor Company)	(Predecessor Company)	(Predecessor Company)
	December 31,	December 31,	April 27,
	2011	2010	2010	2009
(amounts in thousands)

Benefit computed at statutory rates	$(3,600)	$(6,826)	$(4,351)	$(2,013)
States taxes, net of federal benefit	987	1,121	30	226
Permanent differences including nondeductible acquisition costs	705	55	2,953	947
Nondeductible interest	10,197	6,058	-	-
AMT refund, net of current payable	-	(79)	-	(362)
Change in valuation allowances and other	(6,700)	262	1,414	1,014
Actual income tax benefit	$1,589	$591	$46	$(188)

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of deferred income tax assets and liabilities are as follows:

	December 31,
	(Successor Company)	(Successor Company)
(amounts in thousands)	2011	2010

Deferred income tax assets:
Allowance for doubtful accounts	$517	$256
Accrued expenses	179	1,413
Net operating loss carry forwards	54,283	73,369
Credit carry forwards	4,781	5,430
Share-based payment	644	49
Difference between book and tax bases of property and equipment	831	1,328
Other	61	244
	61,296	82,089
Less: Valuation allowance	(41,631)	(55,423)
	19,665	26,666

Deferred income tax liabilities:
Acquired/developed software	5,139	7,032
Deferred revenue	1,825	3,584
Intangible assets	13,856	16,456
	20,820	27,072
Net deferred income tax liability	$(1,155)	$(406)

As of December 31, 2011, the Company has U.S. federal, state and foreign net operating loss carryforwards of approximately $172.7 million, $135.5 million and $5.2 million, respectively, which will expire at various dates through 2030.  As of December 31, 2011, the Company has U.S. federal and state tax credit carryforwards of $3.7 million and $0.3 million, respectively, which will expire at various dates through 2030.  The Company also has $0.9 million of alternative minimum tax credit carryforwards with an indefinite life.

Management has assessed the recovery of the Company’s net deferred tax assets and recorded a $41.6 million valuation allowance as of December 31, 2011.  Management’s assessment is based upon cumulative losses in recent years, significant unutilized net operating loss and credit carryforwards, limited carryback opportunities and uncertain future operating profitability.  Management has also considered the effect of U.S. Internal Revenue Code (the “Code”) Section 382 on its ability to utilize its net operating loss and credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  A substantial portion of the Company’s net operating loss and credit carryforwards are attributable to acquired entities that will be subject to the ownership change limitations of Section 382.  Based upon this analysis, a valuation allowance has been recorded in order to measure only the portion of the deferred tax assets more likely than not to be realized.

As of December 31, 2011, the Company has $0.7 million in unrecognized tax benefits related to balances which were merged into the Successor Company as of April 28, 2010.  There was no change in the Company’s unrecognized tax benefits for the period ended December 31, 2011.  Prior to the mergers, the Predecessor Company had no unrecognized tax benefits as of December 31, 2010 and 2009.  The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.  As of December 31, 2008, the Company had accrued interest of $0.3 million related to unrecognized tax benefits that was reversed in 2009 due to the statute of limitations expiration.  No interest was accrued as of December 31, 2011 or 2010.  The Company has not recorded any penalties related to uncertain tax positions.  The Company does not reasonably expect any significant change in unrecognized tax benefits within the next twelve months.

INDEX

MERGE HEALTHCARE SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

O.	Quarterly Results of Operations (Unaudited)

	2011 Quarterly Results
(amounts in thousands, except for per share data)	(Successor Company)		(Successor Company)		(Successor Company)		(Successor Company)
	March 31		June 30		September 30		December 31
Net sales	$38,954		$38,588		$42,394		$42,640
Gross margin	20,665		23,435		22,858		25,654
Income (loss) before income taxes	(2,277)		(3,902)		(2,759)		(1,349)
Net income (loss )	(2,449)		(4,146)		(2,539)		(2,742)
Basic income (loss) per share	NM	(3)	NM	(3)	NM	(3)	NM	(3)
Diluted income (loss) per share	NM	(3)	NM	(3)	NM	(3)	NM	(3)

	2010 Quarterly Results
	(Predecessor Company)	(Predecessor Company)	(Successor Company)		(Successor Company)		(Successor Company)
	March 31	April 27 (1)	June 30 (2)		September 30		December 31
			(As adjusted, see Note B)		(As adjusted, see Note B)		(As adjusted, see Note B)
Net sales	$29,434	$7,282	$19,233		$33,239		$33,156
Gross margin	15,953	3,196	6,539		15,678		16,788
Income (loss) before income taxes	(1,705)	(10,679)	(10,015)		(4,778)		(4,711)
Net income (loss)	(1,751)	(10,679)	(9,966)		(4,778)		(5,351)
Basic income (loss) per share	$(0.05)	$(0.34)	NM	(3)	NM	(3)	NM
Diluted income (loss) per share	(0.05)	(0.34)	NM	(3)	NM	(3)	NM

(1)	Results displayed are for the period April 1, 2010 to April 27, 2010.
(2)	Results displayed are for the period April 28, 2010 to June 30, 2010.
(3)	Amounts are not meaningful due to the acquisition by Merge

P.	Supplemental Disclosure of Cash Flow Activities

The Company made cash payments, net of refunds, for income taxes of $0.9 million, $(0.4) million, zero and $0.1 million in the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010, and the year ended December 31, 2009, respectively.  The Company paid interest of $25.7 million, $11.9 million, zero and zero in the year ended December 31, 2011, the periods ended December 31, 2010 and April 27, 2010, and the year ended December 31, 2009, respectively.  The Company paid $1.7 million for insignificant acquisitions in the year ended December 31, 2011, paid $3.2 million in cash and held back $0.8 million for an insignificant acquisition in the period ended December 31, 2010, and paid $39.0 million for the acquisition of Emageon Inc. in the year ended December 31, 2009.

Q.	Subsequent event

Effective January 1, 2012, three previous insignificant acquisitions of Merge Healthcare Incorporated were merged into MHSI.  As this was a combination of entities under common control, the balances as of January 1, 2012 will represent the carrying amounts of the transferring entity (Merge Healthcare Incorporated) for the entities merged into MHSI.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on their evaluation as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10−K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c)	Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Merge Healthcare Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Merge Healthcare Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Healthcare Incorporated as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
February 27, 2012

(d)	Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2011.

Item 9B.	OTHER INFORMATION

None.

PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we intend to file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2012 annual shareholder meeting (Proxy Statement) not later than April 30, 2012, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2012 annual meeting of shareholders.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance — Committee Membership.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance — Merge Healthcare’s Code of Ethics.”

INDEX

Merge Healthcare's Code of Ethics

All of our employees, including the Chief Executive Officer, Chief Financial Officer, our Controller, and persons performing similar functions, and all Directors, are required to abide by Merge Healthcare’s Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner.  This Code of Ethics along with our Whistleblower Policy form the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and the high integrity level of our employees and Directors.  Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.  Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of Merge Healthcare’s Code of Ethics.  The Sarbanes–Oxley Act of 2002 requires audit committees to have procedures to receive, retain and address complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  We have such procedures in place as set forth in the Merge Healthcare Incorporated Whistleblower Policy and the Code of Ethics.  The Code of Ethics is included on the Company’s website, www.merge.com (Investor Relations link).

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the information set forth under the caption “Compensation of Executive Officers and Directors” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.  For information regarding our share-based compensation plans, please see Note 9 of the notes to consolidated financial statements.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information set forth under the caption “Corporate Governance — Transactions with Related Persons” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets of Merge Healthcare Incorporated and Subsidiaries at December 31, 2011 and 2010;

•	Consolidated Statements of Operations of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Shareholders’ Equity of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2011, 2010 and 2009;

INDEX

•	Consolidated Statements of Cash Flows of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2011, 2010 and 2009;

•	Consolidated Statements of Comprehensive Loss of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2011, 2010 and 2009;

•	Notes to Consolidated Financial Statements of Merge Healthcare Incorporated and Subsidiaries;

•	Consolidated Balance Sheets of Merge Healthcare Solutions Inc. (formerly known as AMICAS, Inc.) at December 31, 2011 and 2010 (Successor Company);

•
Consolidated Statements of Operations of Merge Healthcare Solutions Inc. for the year ended December 31, 2011 (Successor Company), the period ended December 31, 2010 (Successor Company), the period ended April 27, 2010 and the year ended December 31, 2009 (Predecessor Company);

•
Consolidated Statements of Shareholders’ Equity of Merge Healthcare Solutions Inc. for the year ended December 31, 2011 (Successor Company), the period ended December 31, 2010 (Successor Company), the period ended April 27, 2010 and the year ended December 31, 2009 (Predecessor Company);

•
Consolidated Statements of Cash Flows of Merge Healthcare Solutions Inc. for the year ended December 31, 2011 (Successor Company), the period ended December 31, 2010 (Successor Company), the period ended April 27, 2010 and the year ended December 31, 2009 (Predecessor Company); and

•	Notes to Consolidated Financial Statements of Merge Healthcare Solutions Inc.

(b)See Exhibit Index that follows.

INDEX

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of May 30, 2009, by and among the Registrant, Merge Acquisition Corp., a wholly owned subsidiary of Registrant, and etrials Worldwide, Inc. (A)
2.2	Agreement and Plan of Merger, dated as of August 7, 2009, by and among the Registrant, Merge Acquisition Corporation, a wholly owned subsidiary of the Registrant, Confirma, Inc. and John L. Brooks (B)
2.3	Agreement and Plan of Merger, dated as of February 28, 2010, by and among the Registrant, Project Ready Corp., a wholly owned subsidiary of the Registrant, and AMICAS, Inc. (C)
2.4	Stock Purchase Agreement, dated as of July 2, 2010, by and among Stryker Corporation, Stryker Imaging Corporation and the Registrant (D)
2.5	Asset Purchase Agreement, dated as of July 30, 2010, by and between the Registrant and Merrick Healthcare Solutions, LLC d/b/a Olivia Greets (E)
2.6	Agreement and Plan of Merger, dated as of June 5, 2011, by and among the Registrant, ES Acquisition Corp., a wholly owned subsidiary of the Registrant, and Ophthalmic Imaging Systems (F)
3.1	Certificate of Incorporation of the Registrant as filed on October 14, 2008 (G)
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008 (G)
3.3	Series A Preferred Stock Certificate of Designations as filed on April 26, 2010 (H)
3.4	Amendment to the Certificate of Incorporation of the Registrant as filed on September 27, 2010 (I)
3.5	Bylaws of Registrant (G)
10.1	Registration Rights Agreement, dated June 4, 2008, by and between the Registrant and Merrick RIS, LLC (J)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC (K)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008 (L)*
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 (L)*
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008 (L)*
10.6	Employment Letter Agreement between the Registrant and Antonia A. Wells entered into as of June 4, 2008 (L)*
10.7	First Amendment, dated July 1, 2008, to that certain Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC (M)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC (G)
10.9	1996 Stock Option Plan for Employees of the Registrant dated May 13, 1996 (N), as amended and restated in its entirety as of September 1, 2003 (O)*
10.10	1998 Stock Option Plan for Directors (P)*
10.11	2000 Employee Stock Purchase Plan of the Registrant effective July 1, 2000 (Q)*
10.12	2005 Equity Incentive Plan (as amended through the third amendment thereto) (R)*
10.13	First Amendment, effective as of January 1, 2010, to that certain Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC (S)
10.14	Employment Agreement by and between the Registrant and Jeffery A. Surges entered into as of November 5, 2010 (D)*
10.15	Master Services Agreement, effective as of December 30, 2011, by and between Merge Healthcare Canada Corp., a wholly owned subsidiary of the Registrant, and higi llc**
10.16	Assignment of Sublease Agreement dated February 24, 2012, by and between the Registrant and Merrick Ventures, LLC**
10.17	Second Amendment, effective as of January 3, 2012, to that certain Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC**
14.1	Code of Ethics (G)
14.2	Whistleblower Policy (G)
21	Subsidiaries of the Registrant**

INDEX

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP – Chicago, for the Registrant’s financial statements**
23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP – Chicago, for the Merge Healthcare Solutions Inc.’s financial statements**
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934**
31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934**
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Consolidated Statements on Comprehensive Income (Loss)***

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 30, 2009.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 7, 2009.
(C)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 4, 2010.
(D)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 30, 2010.
(F)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2011.
(G)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(H)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 30, 2010.
(I)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 30, 2010.
(J)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2008.
(K)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 22, 2008.
(L)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 15, 2008.
(M)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 7, 2008.
(N)	Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.
(O)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003.
(P)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(Q)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(R)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated April 22, 2011.
(S)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 2, 2010.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**	Filed herewith
***	Furnished herewith

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated

Date: February 27, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffery A. Surges and Justin C. Dearborn, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all and any other regulatory authority, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 27, 2012	By:	/s/ Michael W. Ferro, Jr.
Michael W. Ferro, Jr.
Chairman of the Board

Date: February 27, 2012	By:	/s/ Dennis Brown
Dennis Brown
Director

Date: February 27, 2012	By:	/s/ Gregg G. Hartemayer
Gregg G. Hartemayer
Director

Date: February 27, 2012	By:	/s/ Richard A. Reck
Richard A. Reck
Director

Date: February 27, 2012	By:	/s/ Neele E. Stearns, Jr.
Neele E. Stearns, Jr.
Director

Date: February 27, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

Date: February 27, 2012	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
President and Chief Financial Officer
(principal financial officer)

Date: February 27, 2012	By:	/s/ Steven M. Oreskvich
Steven M. Oreskvich
Cheif Accounting Officer
(principle accounting officer)