Form 10-Q
period 2012-03-31
MERGE HEALTHCARE INC
filed 2012-05-08
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes  ☐   No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of May 4, 2012:  92,224,450

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

	March 31,	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents, including restricted cash of $707 at March 31, 2012 and December 31, 2011, respectively	$39,865	$39,272
Accounts receivable, net of allowance for doubtful accounts and sales returns of $4,604 and $4,080 at March 31, 2012 and December 31, 2011, respectively	69,955	71,014
Inventory	7,333	4,718
Prepaid expenses	7,603	5,678
Deferred income taxes	3,700	3,393
Other current assets	28,580	20,199
Total current assets	157,036	144,274
Property and equipment:
Computer equipment	12,202	10,183
Office equipment	2,217	2,262
Leasehold improvements	1,281	1,220
	15,700	13,665
Less accumulated depreciation	10,169	9,274
Net property and equipment	5,531	4,391
Purchased and developed software, net of accumulated amortization of $10,486 and $9,283 at March 31, 2012 and December 31, 2011, respectively	23,491	23,924
Other intangible assets, net of accumulated amortization of $17,331 and $14,907 at March 31, 2012 and December 31, 2011, respectively	43,932	45,152
Goodwill	214,414	209,829
Deferred income taxes	8,997	9,209
Other assets	12,635	13,608
Total assets	$466,036	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,364	$22,114
Interest payable	12,338	4,935
Accrued wages	5,159	6,972
Restructuring accrual	1,226	1,407
Other accrued liabilities	12,305	11,580
Deferred revenue	53,991	51,246
Total current liabilities	108,383	98,254
Notes payable, net of unamortized discount	249,532	249,438
Deferred income taxes	1,891	1,891
Deferred revenue	1,831	1,679
Income taxes payable	759	727
Other	5,337	5,927
Total liabilities	367,733	357,916
Shareholders' equity:
Common stock, $0.01 par value: 150,000,000 shares authorized: 92,087,637 shares and 90,939,053 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	921	909
Common stock subscribed, 322,357 shares and 195,116 shares at March 31, 2012 and December 31, 2011, respectively	1,898	1,311
Additional paid-in capital	570,545	563,563
Accumulated deficit	(477,235)	(475,393)
Accumulated other comprehensive income	1,727	1,613
Total Merge Healthcare Incorporated shareholders' equity	97,856	92,003
Noncontrolling interest	447	468
Total shareholders' equity	98,303	92,471
Total liabilities and shareholders' equity	$466,036	$450,387

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2012	2011
Net sales:
Software and other	$22,757	$18,671
Professional services	9,440	8,400
Maintenance and EDI	28,781	25,601
Total net sales	60,978	52,672
Cost of sales:
Software and other	8,529	6,577
Professional services	5,892	5,063
Maintenance and EDI	8,683	7,964
Depreciation and amortization	1,879	2,499
Total cost of sales	24,983	22,103
Gross margin	35,995	30,569
Operating costs and expenses:
Sales and marketing	10,924	8,693
Product research and development	7,592	6,752
General and administrative	8,637	6,590
Acquisition-related expenses	362	104
Restructuring and other expenses	-	(36)
Depreciation and amortization	2,807	2,650
Total operating costs and expenses	30,322	24,753
Operating income	5,673	5,816
Other income (expense):
Interest expense	(8,167)	(6,360)
Interest income	127	6
Other, net	109	(206)
Total other income (expense)	(7,931)	(6,560)
Loss before income taxes	(2,258)	(744)
Income tax expense (benefit)	(395)	845
Net loss	(1,863)	(1,589)
Less: noncontrolling interest's share	(21)	-
Net loss attributable to Merge	(1,842)	(1,589)
Less: preferred stock dividends	-	1,566
Net loss attributable to common shareholders of Merge	$(1,842)	$(3,155)
Net loss per share attributable to common shareholders of Merge - basic	$(0.02)	$(0.04)
Weighted average number of common shares outstanding - basic	91,334,309	84,208,907
Net loss per share attributable to common shareholders of Merge - diluted	$(0.02)	$(0.04)
Weighted average number of common shares outstanding - diluted	91,334,309	84,208,907

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,863)	$(1,589)
Translation adjustment	85	(20)
Unrealized gain on marketable security, net of taxes	29	248
Comprehensive loss	(1,749)	$(1,361)
Less: noncontrolling interest's share	(21)	-
Comprehensive loss attributable to Merge Healthcare Incorporated	$(1,728)	$(1,361)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,863)	$(1,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,686	5,149
Share-based compensation	1,199	1,062
Change in contingent consideration for acquisitions	(297)	-
Amortization of notes payable issuance costs & discount	649	569
Provision for doubtful accounts receivable and sales returns, net of recoveries	524	428
Deferred income taxes	(95)	612
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	949	(2,015)
Inventory	(2,615)	(126)
Prepaid expenses	(1,881)	934
Accounts payable	1,183	1,863
Accrued wages	(1,812)	(20)
Restructuring accrual	(181)	(613)
Deferred revenue	2,343	(2,335)
Accrued interest and other liabilities	7,278	5,584
Other	(7,896)	(2,602)
Net cash provided by operating activities	2,171	6,901
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(500)	-
Purchases of property, equipment, and leasehold improvements	(1,743)	(284)
Change in restricted cash	-	800
Net cash provided by (used in) investing activities	(2,243)	516
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	745	90
Principal payments on notes payable	(27)	-
Principal payments on capital leases	(41)	-
Net cash provided by financing activities	677	90
Effect of exchange rates on cash and cash equivalents	(12)	-
Net increase in cash and cash equivalents	593	7,507
Cash and cash equivalents (net of restricted cash), beginning of period (1)	38,565	39,382
Cash and cash equivalents (net of restricted cash), end of period (2)	$39,158	$46,889

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6	$1
Cash paid for income taxes, net of refunds	(21)	(6)

(1) Net of restricted cash of $707 and $1,647 at December 31, 2011 and 2010, respectively.
(2) Net of restricted cash of $707 and $847 at March 31, 2012 and 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Common Stock						Accumulated
					Additional		Other	Total Merge	Non-	Total
	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2011	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471
Stock issued under ESPP	(3,111)	1	19,250	-	89	-	-	90	-	90
Exercise of stock options	-	-	177,769	2	654	-	-	656	-	656
Share-based compensation expense	-	-	-	-	1,199	-	-	1,199	-	1,199
Shares issued for acquisitions	130,352	586	951,565	10	5,040	-	-	5,636	-	5,636
Net loss	-	-	-	-	-	(1,842)	-	(1,842)	(21)	(1,863)
Other comprehensive income	-	-	-	-	-	-	114	114	-	114
Balance at March 31, 2012	322,357	$1,898	92,087,637	$921	$570,545	$(477,235)	$1,727	$97,856	$447	$98,303

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for any future period.

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable based on information available at the time they are made. Actual results could differ materially from those estimates.

(2)	Other Current Assets and Other Accrued Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, unbilled A/R from acquisitions and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2012 and December 31, 2011:

	Balance at March 31, 2012	Balance at December 31, 2011
Revenue recognized in excess of billings	$26,789	$18,064
Acquired unbilled A/R	1,252	1,769
Other non-trade receivables	539	366
	$28,580	$20,199

Other accrued liabilities consist primarily of leases payable, accrued taxes and taxes payable, customer deposits, the current portion of an acquisition obligation and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2012 and December 31, 2011:

	Balance at March 31, 2012	Balance at December 31, 2011
Leases payable	$398	$473
Accrued taxes and taxes payable	637	782
Customer deposits	3,794	2,469
Acquisition obligation	4,570	4,651
Other current liabilities	2,906	3,205
	$12,305	$11,580

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(3)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill in the three months ended March 31, 2012, are as follows:

Total
Balance at December 31, 2011	$209,829
Increase due to insignificant acquisition	4,523
Change due to foreign currency	62
Balance at March 31, 2012	$214,414

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of March 31, 2012 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	5.1	$32,152	$(9,105)
Capitalized software	2.5	1,825	(1,381)
Customer relationships	6.8	46,320	(9,369)
Backlog	2.2	9,680	(6,679)
Trade names	7.2	2,073	(417)
Non-competes	5.1	3,190	(866)
Total		$95,240	$(27,817)

As a result of an insignificant acquisition in the three months ended March, 31, 2012, we increased the gross carrying amounts of purchased software, customer relationships and trade names by $750, $1,250 and $50, respectively, based on our preliminary purchase accounting for the acquisition.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 9 months of the year ended:	2012	$11,406
For the year ended December 31:	2013	13,937
	2014	12,283
	2015	10,009
	2016	7,872
	2017	5,830
	Thereafter	6,086
	Total	$67,423

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Amortization expense in the three months ended March 31, 2012 and 2011 is set forth in the following table:

	Three Months Ended March 31,
	2012	2011
Amortization included in cost of sales:
Purchased software	$1,150	$1,384
Capitalized software	53	53
Backlog	552	936
Total	1,755	2,373

Amortization included in operating expenses:
Customer relationships	1,813	1,421
Trade names	62	124
Non-competes	115	124
Total	1,990	1,669
Total amortization	$3,745	$4,042

(4)	Fair Value Measurement

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amount of our marketable equity security is based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our notes payable was approximately 108.875% of par value as of March 31, 2012 and 106.125% of par value as of December 31, 2011, based on quoted prices of the securities in an active market.

Non-Current Investments

At March 31, 2012, we held certain securities in a publicly traded entity and private companies which are classified within other assets on our condensed consolidated balance sheet.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as “available-for-sale” and reported at fair value on a recurring basis.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are classified as Level 3 investments and are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investments as of March 31, 2012, and concluded that there was no significant change in their fair value.

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

	Three Months Ended March 31,
	2012	2011
Balance at January 1	$106	$55
Unrealized gain	35	283
Balance at March 31	$141	$338

Unrealized gains or losses on our Level 1 available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	March 31, 2012	December 31, 2011
Cumulative translation adjustment	$2,046	$1,961
Unrealized loss on available-for-sale security, net of taxes	(319)	(348)
Total accumulated other comprehensive income	$1,727	$1,613

(5)	Restructuring

The following table sets forth the activity in the three months ended March 31, 2012, related to restructuring activities undertaken in prior years:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2011	$970	$437	$1,407
Payments	(57)	(125)	(182)
Foreign exchange	1	-	1
Balance at March 31, 2012	$914	$312	$1,226

(6)	Debt

In April 2010, we issued $200,000 of Senior Secured Notes (Notes) at 97.266% of the principal amount, which bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and which will mature on May 1, 2015.  In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  In connection with the Notes, we incurred issuance costs of $9,015 and $1,528, respectively (which are recorded in other assets on the condensed consolidated balance sheet).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.

In the three months ended March 31, 2012 and 2011, we recorded $8,051 and $6,443, respectively, of interest expense related to the Notes, including $488 and $354, respectively, of amortization of debt issuance costs and $161 and $215, respectively, of amortization of net debt discount.

(7)	Shareholders’ Equity

In the three months ended March 31, 2012, we issued 1,081,917 shares of our common stock (including 183,926 shares subscribed at March 31, 2012) valued at $5,636 as partial consideration for an insignificant acquisition.  The value of the shares issued, which was utilized in our preliminary allocation of the purchase price,  was based on the closing price of our common stock as of the acquisition date, discounted based upon a one-year trading restriction.

In the three months ended March 31, 2011, we recorded a cumulative dividend of $1,566 related to our Series A Preferred Stock.  This dividend is reflected as a reduction of net income available to common shareholders of Merge in our condensed statement of operations.  In June 2011, we redeemed andretired the Series A Preferred Stock, including the payment of associated dividends with the proceeds of the $52,000 in Notes previously discussed.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

	Three Months Ended March 31,
	2012	2011
Share-based compensation expense included in the statements of operations:
Professional services cost of sales	$22	$10
Maintenance and EDI cost of sales	46	28
Sales and marketing	443	587
Product research and development	28	(8)
General and administrative	660	445
Total	$1,199	$1,062

Stock option activity in the three months ended March 31, 2012 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2011	9,191,034
Options granted	3,125,000
Options exercised	(177,769)
Options forfeited and expired	(292,780)
Options outstanding, March 31, 2012	11,845,485

Options exercisable, March 31, 2012	4,383,551

As of March 31, 2012, there was approximately $19,832 of unrecognized compensation cost related to stock options that may be recognized in future periods.

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

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS’ proposed acquisition by Thoma Bravo, LLC.  A second similar action was filed in the same court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 23, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has appealed this judgment.  We previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2,500 portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  On April 30, 2012, the  Northern District of Illinois federal court ruled in favor of our Motion for Summary Judgment in the insurer’s underlying declaratory judgment action.  The court ordered the insurer to pay the Massachusetts court judgment plus interest.  The insurer has until May 30, 2012 to appeal that court’s ruling.  We continue to vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition and cash flow.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District Court for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with an SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

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

Guarantees

We assumed a guarantee to a lender on behalf of a customer in connection with an acquisition.  At March 31, 2012, the balance outstanding on the loan was approximately $396.  Revenue is recorded as the guarantee is reduced.

(10)	Transactions with Related Party

Merrick RIS, LLC (Merrick) and its affiliates, including Merrick Ventures, LLC (Merrick Ventures), beneficially own, as of March 31, 2012, approximately 35% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

Effective January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion).  We paid $282 and $304 to Merrick for such services and recognized $427 and $94 in expenses in the three months ended March 31, 2012 and 2011, respectively.  As of March 31, 2012 and 2011, we have $277 and $94, respectively, recorded in accounts payable covering all obligations under this agreement.

Merrick Ventures owns over 75% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s Chairperson and Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $675.  In the three months ended March 31, 2012, we recognized $155 in revenue under this Agreement.  In addition, the master services agreement granted higi certain branding rights related to our health station business and requires higi to pay a fixed annual fee of one hundred dollars per station to us for each station that is branded with higi’s trademarks and that includes higi’s software, images and/or other intellectual property.  The agreement has an initial term of one year, with continuing renewal rights, and is subject to termination on 120 days notice from us.  On March 28, 2012, we entered into an agreement to sell health stations and related equipment to higi at the same pricing available to any authorized distributor.  Under terms of the agreement we received a fixed payment of $2,750 in the three months ended March 31, 2012.  We only recognized revenue of $358 in the first quarter as a result of the delay in shipment of completed units.  This amount differs from the amount we expected to recognize in the first quarter as disclosed in a Form 8-K filed on April 3, 2012.  We will recognize the remaining revenue under the agreement upon shipment, which is anticipated in the second quarter of 2012.

On February 24, 2012, we entered into an Assignment Agreement with Merrick Ventures under which Merge will sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental rate of $78, terminating on December 13, 2013.  The rent will be paid to Merrick monthly and is exactly the same rate as Merrick currently pays under its lease.  Under the Assignment, Merge also paid approximately $70 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

(11)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that interim period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the three month period ended March 31, 2012.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

(12)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  For the three months ended March 31, 2011, earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders in 2011.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

In the three months ended March 31, 2012 and 2011, options to purchase 3,298,776 and 1,273,768 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net loss per share.

As a result of the losses in the three months ended March 31, 2012 and 2011, incremental shares from the assumed exercise of employee stock options totaling 8,546,709 and 7,800,000 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$3,823	$32,277	$3,765	$-	$39,865
Accounts receivable, net	-	63,146	6,809	-	69,955
Intercompany receivables	7,562	19,496	803	(27,861)	-
Other current assets	439	42,545	4,232	-	47,216
Total current assets	11,824	157,464	15,609	(27,861)	157,036
Net property and equipment	164	4,560	807	-	5,531
Purchased and developed software, net	-	22,891	600	-	23,491
Other intangible assets, net	-	43,263	669	-	43,932
Goodwill	-	212,454	1,960	-	214,414
Investment in and advances to subsidiaries	345,862	1,170	-	(347,032)	-
Other assets	7,525	4,443	9,664	-	21,632
Total assets	$365,375	$446,245	$29,309	$(374,893)	$466,036
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,918	$18,993	$1,453	$-	$23,364
Deferred revenue	-	52,034	1,957	-	53,991
Intercompany payables	-	9,161	21,337	(30,498)	-
Other accrued liabilities	11,844	18,016	1,168	-	31,028
Total current liabilities	14,762	98,204	25,915	(30,498)	108,383
Notes payable	249,532	-	-	-	249,532
Other long-term liabilities	2,778	6,167	873	-	9,818
Total liabilities	267,072	104,371	26,788	(30,498)	367,733
Total shareholders' equity	98,303	341,874	2,521	(344,395)	98,303
Total liabilities and shareholders' equity	$365,375	$446,245	$29,309	$(374,893)	$466,036

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,451	$28,003	$5,818	$-	$39,272
Accounts receivable, net	-	63,487	7,527	-	71,014
Intercompany receivables	-	29,108	635	(29,743)	-
Other current assets	595	29,579	3,814	-	33,988
Total current assets	6,046	150,177	17,794	(29,743)	144,274
Net property and equipment	113	3,753	525	-	4,391
Purchased and developed software, net	-	23,309	615	-	23,924
Other intangible assets, net	-	44,483	669	-	45,152
Goodwill	-	207,799	2,030	-	209,829
Investment in and advances to subsidiaries	340,637	(338)	-	(340,299)	-
Other assets	8,013	4,597	9,835	372	22,817
Total assets	$354,809	$433,780	$31,468	$(369,670)	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,124	$17,647	$1,343	$-	$22,114
Deferred revenue	-	49,678	1,568	-	51,246
Intercompany payables	2,176	8,580	24,086	(34,842)	-
Other accrued liabilities	4,921	18,729	1,244	-	24,894
Total current liabilities	10,221	94,634	28,241	(34,842)	98,254
Notes payable	249,371	67	-	-	249,438
Other long-term liabilities	2,746	6,381	725	372	10,224
Total liabilities	262,338	101,082	28,966	(34,470)	357,916
Total shareholders' equity	92,471	332,698	2,502	(335,200)	92,471
Total liabilities and shareholders' equity	$354,809	$433,780	$31,468	$(369,670)	$450,387

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$56,698	$4,280	$-	$60,978
Cost of sales	-	23,826	1,157	-	24,983
Gross margin	-	32,872	3,123	-	35,995
Selling, research and development, general and and administrative expenses	976	23,056	3,121	-	27,153
Acquisition-related expenses	362	-	-	-	362
Depreciation and amortization	11	2,740	56	-	2,807
Total operating costs and expenses	1,349	25,796	3,177	-	30,322
Operating income (loss)	(1,349)	7,076	(54)	-	5,673
Equity in net income of subsidiaries	7,572	(472)	-	(7,100)	-
Other, net	(8,054)	59	64	-	(7,931)
Other income (expense)	(482)	(413)	64	(7,100)	(7,931)
Income (loss) before income taxes	(1,831)	6,663	10	(7,100)	(2,258)
Income tax expense (benefit)	32	(621)	194	-	(395)
Net income (loss)	$(1,863)	$7,284	$(184)	$(7,100)	$(1,863)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$47,425	$5,247	$-	$52,672
Cost of sales	-	20,760	1,343	-	22,103
Gross margin	-	26,665	3,904	-	30,569
Selling, research and development, general and and administrative expenses	1,817	17,297	2,921	-	22,035
Acquisition-related expenses	104	-	-	-	104
Restructuring and other expenses	-	(36)	-	-	(36)
Depreciation and amortization	156	2,379	115	-	2,650
Total operating costs and expenses	2,077	19,640	3,036	-	24,753
Operating income (loss)	(2,077)	7,025	868	-	5,816
Equity in net income of subsidiaries	6,983	(812)	-	(6,171)	-
Other, net	(6,405)	(118)	(37)	-	(6,560)
Other income (expense)	578	(930)	(37)	(6,171)	(6,560)
Income (loss) before income taxes	(1,499)	6,095	831	(6,171)	(744)
Income tax expense	90	177	578	-	845
Net income (loss)	$(1,589)	$5,918	$253	$(6,171)	$(1,589)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,863)	$7,284	$(184)	$(7,100)	$(1,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11	4,587	88	-	4,686
Share-based compensation	563	605	31	-	1,199
Change in contingent consideration for acquisitions	-	(297)	-	-	(297)
Amortization of notes payable issuance costs & discount	649	-	-	-	649
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	493	31	-	524
Deferred income taxes	-	(307)	212	-	(95)
Net change in assets and liabilities (net of effects of acquisitions)	(4,141)	(5,865)	274	7,100	(2,632)
Net cash provided by (used in) operating activities	(4,781)	6,500	452	-	2,171
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(500)	-	-	(500)
Purchases of property, equipment, and leasehold improvements	(62)	(1,487)	(194)	-	(1,743)
Intercompany advances	2,470	(198)	(2,470)	198	-
Net cash used in investing activities	2,408	(2,185)	(2,664)	198	(2,243)
Cash flows from financing activities:
Intercompany advances	-	-	198	(198)	-
Proceeds from exercise of stock options and employee stock purchase plan	745	-	-	-	745
Principal payments on notes payable	-	-	(27)	-	(27)
Principal payments on capital leases	-	(41)	-	-	(41)
Net cash provided by (used in) financing activities	745	(41)	171	(198)	677
Effect of exchange rates on cash and cash equivalents	-	-	(12)	-	(12)
Net increase (decrease) in cash and cash equivalents	(1,628)	4,274	(2,053)	-	593
Cash and cash equivalents (net of restricted cash), beginning of period	4,907	27,840	5,818	-	38,565 (1)
Cash and cash equivalents (net of restricted cash), end of period	$3,279	$32,114	$3,765	$-	$39,158 (2)

(1)	Net of restricted cash of $707 at December 31, 2011.
(2)	Net of restricted cash of $707 at March 31, 2012.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,589)	$5,918	$253	$(6,171)	$(1,589)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	-	612	-	612
Depreciation and amortization	340	4,572	237	-	5,149
Share-based compensation	389	650	23	-	1,062
Amortization of notes payable issuance costs and discount	569	-	-	-	569
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	391	37	-	428
Net change in assets and liabilities (net of effects of acquisitions)	4,967	(10,157)	(311)	6,171	670
Net cash provided by operating activities	4,676	1,374	851	-	6,901
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	-	(284)	-	-	(284)
Intercompany advances	-	(9,022)	-	9,022	-
Change in restricted cash	-	800	-	-	800
Net cash used in investing activities	-	(8,506)	-	9,022	516
Cash flows from financing activities:
Intercompany advances	9,022	-	-	(9,022)	-
Proceeds from exercise of options and employee stock purchase plan	90	-	-	-	90
Net cash provided by financing activities	9,112	-	-	(9,022)	90
Net increase (decrease) in cash and cash equivalents	13,788	(7,132)	851	-	7,507
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382	(1)
Cash and cash equivalents (net of restricted cash), end of period	$13,974	$27,782	$5,133	$-	$46,889	(2)

(1)	Net of restricted cash of $1,647 at December 31, 2010
(2)	Net of restricted cash of $847 at March 31, 2011

(14)	Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  We adopted  this amendment as of January 1, 2012, and it did not impact the presentation of comprehensive income in our consolidated condensed financial statements.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2011.

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

We primarily generate revenue from the sale of perpetual software licenses, upgrading and/or renewing those licenses, hardware, professional services and maintenance.  Except for maintenance, these contract elements comprise the majority of non-recurring revenue.  Our backlog of non-recurring revenue was approximately $47.4 million as of March 31, 2012.  Maintenance, which we renew annually with our customer base, is the primary component of recurring revenues.  Recurring revenue also includes software licenses sold through contracts that are annually renewed and recognized ratably over the annual period (recorded as software revenue), revenues derived from SaaS offerings (recorded as professional services revenue) and Electronic Data Interchange (EDI) revenues which are recognized based on monthly transactional volumes.  In the first quarter of 2012, recurring revenue was approximately 57.5% of total net sales.  Notwithstanding, we expect our recurring revenue to increase as a percentage of overall total net sales on a go forward basis as a result of recent buying trends in the healthcare IT market sector, as well as our desire to emphasize recurring revenue and per study pricing models with our new customers.

Our solutions optimize processes for healthcare providers ranging in size from single-doctor practices to health systems, to the sponsors of clinical trials and medical device manufacturers.  These solutions are licensed by more than 1,500 hospitals, 6,000 clinics and labs, 250 medical device manufacturers and by top pharmaceutical companies world-wide. We believe that we have an opportunity to grow revenues by expanding our solution footprint with existing customers, as only a small percent currently have more than one of our enterprise solutions.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we also believe that we are well-positioned to continue to leverage technologies into new segments where customers see value.  For example, as the push for meaningful use incentives drives adoption of electronic health records, we envision this will create significant demand for our iConnect platform to image-enable those newly deployed systems.

Index

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended March 31,				Change
	2012	%(1)	2011	%(1)	$	%

Net sales:
Software and other	$22,757	37.3%	$18,671	35.4%	$4,086	21.9%
Professional services	9,440	15.5%	8,400	15.9%	1,040	12.4%
Maintenance and EDI	28,781	47.2%	25,601	48.6%	3,180	12.4%
Total net sales	60,978	100.0%	52,672	100.0%	8,306	15.8%
Cost of sales:
Software and other	8,529	37.5%	6,577	35.2%	1,952	29.7%
Professional services	5,892	62.4%	5,063	60.3%	829	16.4%
Maintenance and EDI	8,683	30.2%	7,964	31.1%	719	9.0%
Depreciation and amortization	1,879	3.1%	2,499	4.7%	(620)	-24.8%
Total cost of sales	24,983	41.0%	22,103	42.0%	2,880	13.0%
Total gross margin	35,995	59.0%	30,569	58.0%	5,426	17.8%

Gross margin by net sales category (2)
Software and other	14,228	62.5%	12,094	64.8%	2,134	17.6%
Professional services	3,548	37.6%	3,337	39.7%	211	6.3%
Maintenance and EDI	20,098	69.8%	17,637	68.9%	2,461	14.0%

Operating expenses:
Sales and marketing	10,924	17.9%	8,693	16.5%	2,231	25.7%
Product research and development	7,592	12.5%	6,752	12.8%	840	12.4%
General and administrative	8,637	14.2%	6,590	12.5%	2,047	31.1%
Acquisition-related expenses	362	0.6%	104	0.2%	258	248.1%
Restructuring and other expenses	-	0.0%	(36)	-0.1%	36	-100.0%
Depreciation and amortization	2,807	4.6%	2,650	5.0%	157	5.9%
Total operating costs and expenses	30,322	49.7%	24,753	47.0%	5,569	22.5%
Operating income	5,673	9.3%	5,816	11.0%	(143)	-2.5%
Other income (expense), net	(7,931)	-13.0%	(6,560)	-12.5%	(1,371)	20.9%
Loss before income taxes	(2,258)	-3.7%	(744)	-1.4%	(1,514)	203.5%
Income tax expense (benefit)	(395)	-0.6%	845	1.6%	(1,240)	-146.7%
Net loss	$(1,863)	-3.1%	$(1,589)	-3.0%	$(274)	17.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2012 were $22.8 million, an increase of $4.1 million, or 21.9%, from $18.7 million in 2011, primarily due to increased bookings as a result of our new product offerings such as iConnect and meaningful use (MU), the success of our cross-selling initiatives and cardiology solutions to hospitals.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2012 were $9.4 million, an increase of $1.0 million, or 12.4%, from $8.4 million in 2011, primarily due to continued increased bookings over the past several sequential quarters.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when  such services are performed compared to when the products are delivered.

Index

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2012 were $28.8 million, an increase of $3.2 million, or 12.4%, from $25.6 million in 2011 primarily due to maintenance revenue related to new contracts signed with both new and existing customers, which exceeded the rate of attrition from our existing maintenance customer base.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $14.2 million in 2012, an increase of $2.1 million, or 17.6%, from $12.1 million in 2011.  Gross margin as a percentage of software and other sales decreased to 62.5% in 2012 from 64.8% in 2011, due to an increase in hardware sales, which are at lower margins than software only sales.  Our cardiology solutions have a greater amount of hardware than other product lines.  Hardware sales were 36% of software and other sales in 2012 compared to 28% in 2011.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $3.5 million in 2012, an increase of $0.2 million, or 6.3%, from $3.3 million in 2011.  Gross margin as a percentage of professional service sales decreased to 37.6% in 2012 from 39.7% in 2011, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $20.1 million in 2012, an increase of $2.5 million, or 14.0%, from $17.6 million in 2011.  Gross margin as a percentage of maintenance and EDI sales remained fairly constant at 69.8% in 2012 compared to 68.9% in 2011

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.6 million, or 24.8%, to $1.9 million in 2012 from $2.5 million in 2011, primarily due to a decrease in amortization related to certain intangible assets which became fully amortized in the second quarter of 2011.

Sales and Marketing

Sales and marketing expense increased $2.2 million, or 25.7%, to $10.9 million in 2012 from $8.7 million in 2011. As a percentage of net sales, sales and marketing expense increased by 1.4% to 17.9% due to efforts throughout 2011 and the first quarter of 2012 to enhance the Merge brand, hold more customer facing events and increase headcount in this area.

Product Research and Development

Product research and development expense increased $0.8 million, or 12.4%, to $7.6 million in 2012 from $6.8 million in 2011. As a percentage of net sales, product research and development decreased by 0.3% to 12.5%.  We expect that our quarterly product research and development expense will remain relatively flat in 2012.

General and Administrative

General and administrative expense increased $2.0 million, or 31.1%, to $8.6 million in 2012 from $6.6 million in 2011.  As a percentage of net sales, general and administrative expenses increased by 1.7% to 14.2% due to an increase in legal expenses of $1.4 million (see Note 9 to the Condensed Consolidated Financial Statements for more information) and an increase in our allowance for doubtful accounts.  We expect ongoing legal expenses to decline in 2012, allowing us to leverage the current level of general and administrative expenses during 2012.

Depreciation and Amortization

Depreciation and amortization expense increased $0.2 million, or 5.9%, to $2.8 million in 2012 from $2.6 million in 2011, primarily due to amortization of intangible assets associated with the insignificant acquisitions completed in 2011.

Other Income (Expense), Net

Net other expense increased $1.4 million in 2012, primarily due to an increase of $1.6 million in interest expense and amortization of issuance costs and note discount associated with our $52.0 million in additional Senior Secured Notes issued in June 2011.

Income Tax Expense (Benefit)

In 2012, we recorded an income tax benefit of $0.4 million, resulting in an effective tax rate of 17.5% compared to $0.8 million of income tax expense recorded in 2011.  The current year benefit reflects the impact of applying an estimated annual effective tax rate to a year-to-date loss for jurisdictions expecting income for the year.  The estimated annual effective tax rate differs from the statutory rate due primarily to the impact of valuation allowances in the U.S. and the deferred effect of tax deductible goodwill amortization.  The effective tax rate for 2011 differs from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Index

Liquidity and Capital Resources

Our cash and cash equivalents were $39.9 million at March 31, 2012, an increase of approximately $0.6 million, or 1.5%, from our balance of $39.3 million at December 31, 2011.  In addition, our working capital was $48.6 million at March 31, 2012, an increase of $2.6 million from our working capital of $46.0 million at December 31, 2011.

The change in cash and cash equivalents during the three month periods ended March 31, 2012 and 2011 is attributed to the following factors:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Acquisitions	$(0.5)	$-
Restructuring initiatives	(0.2)	(0.6)
Acquisition related costs	(0.2)	(0.4)
Proceeds from stock option exercises	0.7	-
Property and equipment purchases	(1.7)	(0.3)
Settlements with former officers	-	(0.9)
Business operations	2.5	8.9
Increase (decrease) in cash	$0.6	$6.7

Cash generated from business operations in the first quarter of 2012 includes the payment of a company-wide 2011 bonus of $2.7 million to eligible employees.

Operating Cash Flows

As set forth in the consolidated statement of cash flows, cash provided by operating activities was $2.2 million in 2012, compared to $6.9 million in 2011.  The net loss in 2012 of $1.9 million includes non-cash expenses of $6.7 million and interest expense on our Notes of $7.4 million, which is not payable until May 2012.

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments as of March 31, 2012 of $1.2 million.

Accounts receivable days sales outstanding was 103 days in the first quarter of 2012 compared to a quarterly average of 96 days in 2011.

Investing Cash Flows

In the three months ended March 31, 2012, we paid $0.5 million to complete an insignificant acquisition and $1.7 million to purchase fixed assets.

Financing Cash Flows

In the three months ended March 31, 2012, we received $0.7 million in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.

Contractual Obligations

Total outstanding commitments as of March 31, 2012 (in thousands), were as follows:

Index

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$19,392	$4,352	$3,917	$3,151	$7,972
Capital leases (including interest)	390	145	241	4	-
Acquisition obligation	8,919	4,570	4,144	205	-
Notes payable (including interest)	355,719	29,640	59,249	266,830	-
Total	$384,420	$38,707	$67,551	$270,190	$7,972

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, zero, zero and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.7 million (primarily letters-of-credit related to our leased facilities) and a $0.4 million guarantee to a lender on behalf of a customer at March 31, 2012, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of March 31, 2012, approximately $3.6 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

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

For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended March 31, 2012 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of March 31, 2012, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $39.9 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable subject to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China and Europe that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures in 2012 or 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of March 31, 2012, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of  March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2012.

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

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC.  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5 million of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the Court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS has appealed this judgment.  We previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the Court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2.5 million of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2.5 million portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  On April 30, 2012, the  Northern District of Illinois federal court ruled in favor of our Motion for Summary Judgment in the insurer’s underlying declaratory judgment action.  The court ordered the insurer to pay the Massachusetts court judgment plus interest.  The insurer has until May 30, 2012 to appeal that court’s ruling.  We are continuing to vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  However, an adverse outcome could negatively impact our financial condition and cash flow.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District Court for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with an SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also seeks to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of these factors and these factors have not changed materially from those included in the Form 10-K.

See also the discussions in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 23, 2012, we issued 1,081,917 shares of our common stock (including 183,926 shares subscribed at March 31, 2012) as partial consideration for an insignificant acquisition. These shares were issued pursuant to an exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)  Exhibits
    See Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

May 7, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

May 7, 2012	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index

EXHIBIT INDEX

10.1	Agreement for the Purchase and Sale of Merge Kiosks, dated March 29, 2012, by and between Merge Healthcare Solutions Inc., a wholly owned subsidiary of the Registrant, and higi llc†
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
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

†Portions of the exhibit are omitted and have been filed separately with the SEC pursuant to the Company's application seeking confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
*In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”