Form 10-Q/A
period 2012-03-31
MERGE HEALTHCARE INC
filed 2012-05-10
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-Q/A

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

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 (the “Initial Report”) to file an unredacted copy of Exhibit 10.1 to replace the redacted version of such Exhibit that was filed with the Initial Report. This Amendment No. 1 also includes an updated exhibit list and currently dated certifications required by the Sarbanes-Oxley Act of 2002 filed as Exhibits 31.1, 31.2 and 32 hereto. This Amendment No. 1 does not change the Company’s previously reported consolidated financial statements or make any other changes to the Initial Report.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

May 10, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

May 10, 2012	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index

EXHIBIT INDEX

10.1	Agreement for the Purchase and Sale of Merge Kiosks, dated March 29, 2012, by and between Merge Healthcare Solutions Inc., a wholly owned subsidiary of the Registrant, and higi llc
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
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

*Previously furnished with the Initial Report.  In accordance with Rule 406T under Regulation S-T, the XBRL-related information in Exhibit 101 shall be deemed “furnished” and not “filed.”