Form 10-K/A
period 2011-12-31
MERGE HEALTHCARE INC
filed 2012-07-02
CIK 944765

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

EXPLANATORY NOTE

The Company is filing this Amendment No.2 ("Amendment No.2") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "Initial Report") solely to correct a typographical error in the certification contained in Exhibit 31.2 to the Initial Report. The corrected certification is filed as Exhibit 31.2 to this Amendment No. 2, together with the other certifications required by the Sarbanes-Oxley Act of 2002.  This Amendment No. 2 does not change the Company's previously reported consolidated financial statements or make any other changes to the Initial Report and should be read in conjunction with the Initial Report.  The Company has not updated the disclosures contained in the Initial Report to reflect any events that have occurred after the filing date of the Initial Report.

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

•	Notes to Consolidated Financial Statements of Merge Healthcare Solutions Inc.

(b)See Exhibit Index that follows.

INDEX

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of May 30, 2009, by and among the Registrant, Merge Acquisition Corp., a wholly owned subsidiary of Registrant, and etrials Worldwide, Inc. (A)
2.2	Agreement and Plan of Merger, dated as of August 7, 2009, by and among the Registrant, Merge Acquisition Corporation, a wholly owned subsidiary of the Registrant, Confirma, Inc. and John L. Brooks (B)
2.3	Agreement and Plan of Merger, dated as of February 28, 2010, by and among the Registrant, Project Ready Corp., a wholly owned subsidiary of the Registrant, and AMICAS, Inc. (C)
2.4	Stock Purchase Agreement, dated as of July 2, 2010, by and among Stryker Corporation, Stryker Imaging Corporation and the Registrant (D)
2.5	Asset Purchase Agreement, dated as of July 30, 2010, by and between the Registrant and Merrick Healthcare Solutions, LLC d/b/a Olivia Greets (E)
2.6	Agreement and Plan of Merger, dated as of June 5, 2011, by and among the Registrant, ES Acquisition Corp., a wholly owned subsidiary of the Registrant, and Ophthalmic Imaging Systems (F)
3.1	Certificate of Incorporation of the Registrant as filed on October 14, 2008 (G)
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008 (G)
3.3	Series A Preferred Stock Certificate of Designations as filed on April 26, 2010 (H)
3.4	Amendment to the Certificate of Incorporation of the Registrant as filed on September 27, 2010 (I)
3.5	Bylaws of Registrant (G)
10.1	Registration Rights Agreement, dated June 4, 2008, by and between the Registrant and Merrick RIS, LLC (J)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC (K)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008 (L)*
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 (L)*
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008 (L)*
10.6	Employment Letter Agreement between the Registrant and Antonia A. Wells entered into as of June 4, 2008 (L)*
10.7	First Amendment, dated July 1, 2008, to that certain Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC (M)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC (G)
10.9	1996 Stock Option Plan for Employees of the Registrant dated May 13, 1996 (N), as amended and restated in its entirety as of September 1, 2003 (O)*
10.10	1998 Stock Option Plan for Directors (P)*
10.11	2000 Employee Stock Purchase Plan of the Registrant effective July 1, 2000 (Q)*
10.12	2005 Equity Incentive Plan (as amended through the third amendment thereto) (R)*
10.13	First Amendment, effective as of January 1, 2010, to that certain Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC (S)
10.14	Employment Agreement by and between the Registrant and Jeffery A. Surges entered into as of November 5, 2010 (D)*
10.15	Master Services Agreement, effective as of December 30, 2011, by and between Merge Healthcare Canada Corp., a wholly owned subsidiary of the Registrant, and higi llc**
10.16	Assignment of Sublease Agreement dated February 24, 2012, by and between the Registrant and Merrick Ventures, LLC**
10.17	Second Amendment, effective as of January 3, 2012, to that certain Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC**
14.1	Code of Ethics (G)
14.2	Whistleblower Policy (G)
21	Subsidiaries of the Registrant**

INDEX

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP – Chicago, for the Registrant’s financial statements+
23.2	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP – Chicago, for the Merge Healthcare Solutions Inc.’s financial statements+
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934+
31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934+
32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Consolidated Statements on Comprehensive Income (Loss)***

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 30, 2009.
(B)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 7, 2009.
(C)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated March 4, 2010.
(D)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(E)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 30, 2010.
(F)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2011.
(G)	Incorporated by reference from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
(H)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 30, 2010.
(I)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated September 30, 2010.
(J)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated June 6, 2008.
(K)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated May 22, 2008.
(L)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 15, 2008.
(M)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated July 7, 2008.
(N)	Incorporated by reference from Registration Statement on Form SB-2 (No. 333-39111) effective January 29, 1998.
(O)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2003.
(P)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.
(Q)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated May 8, 2000.
(R)	Incorporated by reference from the Registrant’s Proxy Statement for Annual Meeting of Shareholders dated April 22, 2011.
(S)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated April 2, 2010.
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
**	Previously filed
***	Previously furnished
+	Filed herewith
++	Furnished herewith

INDEX

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated

Date: July 2, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 2, 2012	*
Michael W. Ferro, Jr.
Chairman of the Board

Date: July 2, 2012	*
Dennis Brown
Director

Date: July 2, 2012	*
Gregg G. Hartemayer
Director

Date: July 2, 2012	*
Richard A. Reck
Director

Date: July 2, 2012	*
Neele E. Stearns, Jr.
Director

Date: July 2, 2012	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

Date: July 2, 2012	*
Steven M. Oreskvich
Chief Financial Officer
(principle financial officer and principal accounting officer)

* Pursuant to Power of Attorney

Date: July 2, 2012	/s/ Jeffery A.Surges
Jeffery A.Surges
Attorney-in-Fact