Form 10-Q
period 2012-06-30
MERGE HEALTHCARE INC
filed 2012-08-06
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes ☐   No  ☒
The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 3, 2012:  92,198,133

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (In thousands, except for share data)

ASSETS	June 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents, including restricted cash of $707 at June 30, 2012 and December 31, 2011, respectively	$33,728	$39,272
Accounts receivable, net of reserves of $5,068 and $4,080 at June 30, 2012 and December 31, 2011, respectively	68,836	71,014
Inventory	5,457	4,718
Prepaid expenses	9,129	5,678
Deferred income taxes	3,393	3,393
Other current assets	28,012	20,199
Total current assets	148,555	144,274
Property and equipment:
Computer equipment	13,128	10,183
Office equipment	2,115	2,262
Leasehold improvements	1,281	1,220
	16,524	13,665
Less accumulated depreciation	10,896	9,274
Net property and equipment	5,628	4,391
Purchased and developed software, net of accumulated amortization of $11,717 and $9,283 at June 30, 2012 and December 31, 2011, respectively	22,244	23,924
Other intangible assets, net of accumulated amortization of $19,932 and $14,907 at June 30, 2012 and December 31, 2011, respectively	41,280	45,152
Goodwill	214,245	209,829
Deferred income taxes	7,763	9,209
Other assets	13,212	13,608
Total assets	$452,927	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,221	$22,114
Interest payable	4,982	4,935
Accrued wages	6,105	6,972
Restructuring accrual	571	1,407
Other current liabilities	17,186	11,580
Deferred revenue	48,785	51,246
Total current liabilities	101,850	98,254
Notes payable, net of unamortized discount	249,698	249,438
Deferred income taxes	1,891	1,891
Deferred revenue	1,301	1,679
Income taxes payable	728	727
Other liabilities	4,809	5,927
Total liabilities	360,277	357,916
Shareholders' equity:
Common stock, $0.01 par value: 150,000,000 shares authorized: 92,103,776 shares and 90,939,053 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	921	909
Common stock subscribed, 273,018 shares and 195,116 shares at June 30, 2012 and December 31, 2011, respectively	1,412	1,311
Additional paid-in capital	571,188	563,563
Accumulated deficit	(483,117)	(475,393)
Accumulated other comprehensive income	1,796	1,613
Total Merge Healthcare Incorporated shareholders' equity	92,200	92,003
Noncontrolling interest	450	468
Total shareholders' equity	92,650	92,471
Total liabilities and shareholders' equity	$452,927	$450,387

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales:
Software and other	$25,262	$17,639	$48,019	$36,310
Professional services	9,856	10,515	19,296	18,915
Maintenance and EDI	27,768	27,438	56,549	53,039
Total net sales	62,886	55,592	123,864	108,264
Cost of sales:
Software and other	11,468	4,681	19,997	11,258
Professional services	6,012	5,016	11,904	10,079
Maintenance and EDI	7,915	6,687	16,598	14,651
Depreciation and amortization	1,901	2,347	3,780	4,846
Total cost of sales	27,296	18,731	52,279	40,834
Gross margin	35,590	36,861	71,585	67,430
Operating costs and expenses:
Sales and marketing	10,743	7,853	21,667	16,546
Product research and development	8,450	7,017	16,042	13,769
General and administrative	7,409	8,264	16,046	14,854
Acquisition-related expenses	2,844	375	3,206	479
Restructuring and other expenses	-	-	-	(36)
Depreciation, amortization and impairment	2,725	5,223	5,532	7,873
Total operating costs and expenses	32,171	28,732	62,493	53,485
Operating income	3,419	8,129	9,092	13,945
Other income (expense):
Interest expense	(8,221)	(6,746)	(16,388)	(13,106)
Interest income	381	167	508	173
Other, net	663	(1,209)	772	(1,415)
Total other income (expense)	(7,177)	(7,788)	(15,108)	(14,348)
Income (loss) before income taxes	(3,758)	341	(6,016)	(403)
Income tax expense	2,121	2,026	1,726	2,871
Net loss	(5,879)	(1,685)	(7,742)	(3,274)
Less: noncontrolling interest's share	3	-	(18)	-
Net loss attributable to Merge	(5,882)	(1,685)	(7,724)	(3,274)
Less: preferred stock dividends	-	1,587	-	3,153
Net loss attributable to common shareholders of Merge	$(5,882)	$(3,272)	$(7,724)	$(6,427)
Net loss per share attributable to common shareholders of Merge - basic	$(0.06)	$(0.04)	$(0.08)	$(0.08)
Weighted average number of common shares outstanding - basic	92,103,421	84,345,025	91,718,685	84,277,343
Net loss per share attributable to common shareholders of Merge - diluted	$(0.06)	$(0.04)	$(0.08)	$(0.08)
Weighted average number of common shares outstanding - diluted	92,103,421	84,345,025	91,718,685	84,277,343

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(5,879)	$(1,685)	$(7,742)	$(3,274)
Translation adjustment	(24)	195	61	175
Unrealized gain (loss) on marketable security, net of taxes	93	(55)	122	193
Comprehensive loss	(5,810)	(1,545)	(7,559)	(2,906)
Less: noncontrolling interest's share	3	-	(18)	-
Comprehensive loss attributable to Merge Healthcare Incorporated	$(5,813)	$(1,545)	$(7,541)	$(2,906)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,742)	$(3,274)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	9,312	12,719
Share-based compensation	2,817	2,120
Change in contingent consideration for acquisitions	2,169	128
Amortization of notes payable issuance costs & discount	1,319	1,156
Provision for doubtful accounts receivable and allowances, net of recoveries	988	782
Deferred income taxes	1,446	2,440
Unrealized gain on equity security	(1,058)	-
Realized gain on sale of equity security	-	(405)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,636	(6,432)
Inventory	(739)	391
Prepaid expenses	(3,408)	479
Accounts payable	2,041	(2,814)
Accrued wages	(867)	2,035
Restructuring accrual	(835)	(892)
Deferred revenue	(3,668)	(6,784)
Accrued interest and other liabilities	684	217
Other	(7,210)	(439)
Net cash provided by (used in) operating activities	(3,115)	1,427
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(876)	(600)
Purchases of property, equipment, and leasehold improvements	(2,403)	(1,277)
Change in restricted cash	-	880
Disttribution from investment in equity security	-	405
Net cash used in investing activities	(3,279)	(592)
Cash flows from financing activities:
Proceeds from issuance of term notes	-	53,560
Note and stock issuance costs paid	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	838	206
Principal payments on notes payable	(34)	-
Principal payments on capital leases	(101)	(41)
Redemption and retirement of preferred stock	-	(40,750)
Preferred stock dividends	-	(7,152)
Net cash provided by financing activities	703	4,295
Effect of exchange rates on cash and cash equivalents	147	(45)
Net increase (decrease) in cash and cash equivalents	(5,544)	5,085
Cash and cash equivalents (net of restricted cash), beginning of period (1)	38,565	39,382
Cash and cash equivalents (net of restricted cash), end of period (2)	$33,021	$44,467

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,813	$10,919
Cash paid for income taxes, net of refunds	198	291
Non-Cash Investing and Financing Activities
Equity securities received in sales transactions	$1,530	$-
Value of common stock issued for acquisitions	4,083	208

(1)	Net of restricted cash of $707 and $1,647 at December 31, 2011 and 2010, respectively.
(2)	Net of restricted cash of $707 and $767 at June 30, 2012 and 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Common Stock						Accumulated
	Shares Subscribed	Subscribed Amount	Shares Issued	Issued Amount	Additional Paid–in Capital	Accumulated Deficit	Other Comprehensive Income	Total Merge Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2011	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471
Stock issued under ESPP	14,770	4	35,389	-	178	-	-	182	-	182
Exercise of stock options	-	-	177,769	2	654	-	-	656	-	656
Share-based compensation expense	-	-	-	-	2,817	-	-	2,817	-	2,817
Shares issued for acquisitions	63,132	97	951,565	10	3,976	-	-	4,083	-	4,083
Net loss	-	-	-	-	-	(7,724)	-	(7,724)	(18)	(7,742)
Other comprehensive income	-	-	-	-	-	-	183	183	-	183
Balance at June 30, 2012	273,018	$1,412	92,103,776	$921	$571,188	$(483,117)	$1,796	$92,200	$450	$92,650

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as the Company, Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, unbilled A/R from acquisitions, an equity investment and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of June 30, 2012 and December 31, 2011:

	Balance at June 30, 2012	Balance at December 31, 2011
Revenue recognized in excess of billings	$23,939	$18,064
Acquired unbilled A/R	901	1,769
Equity investment	2,588	-
Other non-trade receivables	584	366
	$28,012	$20,199

Other current liabilities consist primarily of leases payable, accrued taxes and taxes payable, customer deposits, the current portion of certain acquisition obligations and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of June 30, 2012 and December 31, 2011:

	Balance at June 30, 2012	Balance at December 31, 2011
Leases payable	$295	$473
Accrued taxes and taxes payable	970	782
Customer deposits	3,690	2,469
Acquisition obligations	7,470	4,651
Other current liabilities	4,761	3,205
	$17,186	$11,580

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(3)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill in the six months ended June 30, 2012, are as follows:

Total
Balance at December 31, 2011	$209,829
Increase due to insignificant acquisition	4,452
Change due to foreign currency	(36)
Balance at June 30, 2012	$214,245

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of June 30, 2012 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	5.0	$32,136	$(10,284)
Capitalized software	2.3	1,825	(1,433)
Customer relationships	6.8	46,259	(11,257)
Backlog	1.9	9,680	(7,232)
Trade names	7.1	2,083	(462)
Non-competes	4.8	3,190	(981)
Total		$95,173	$(31,649)

As a result of an insignificant acquisition in the six months ended June 30, 2012, we increased the gross carrying amounts of purchased software, customer relationships and trade names by $780, $1,220 and $80, respectively, based on our purchase accounting for the acquisition.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 6 months of the year ended:	2012	$7,685
For the year ended December 31:	2013	14,101
	2014	12,447
	2015	10,174
	2016	8,036
	2017	5,682
	Thereafter	5,399
	Total	$63,524

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Amortization expense in the three and six months ended June 30, 2012 and 2011 is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amortization included in cost of sales:
Purchased software	$1,184	$1,269	$2,334	$2,653
Capitalized software	50	50	103	102
Backlog	554	936	1,106	1,873
Total	1,788	2,255	3,543	4,628

Amortization and impairment included in operating expenses:
Customer relationships	1,874	1,351	3,687	2,772
Trade names	65	2,955	127	3,077
Non-competes	115	127	230	252
Total	2,054	4,433	4,044	6,101
Total amortization and impairment	$3,842	$6,688	$7,587	$10,729

Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2,805 charge due to the impairment of our trade names associated with certain products.

(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities are based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our notes payable was approximately 106.8% of par value as of June 30, 2012 and 106.125% of par value as of December 31, 2011, based on quoted prices of the securities in an active market.

Current Investment

In the second quarter of 2012, we received an equity security investment from a customer as settlement for purchase commitments and outstanding receivables associated with a contract.  This equity investment is classified as a Level 2 trading security within other current assets in our condensed consolidated balance sheet.  We estimate the fair value of this investment on a recurring basis based on the quoted market price of the security less a discount due to a trading restriction.  Upon receipt, we estimated the fair value of this investment at $1,530.  At June 30, 2012, we estimated the fair value of this investment at $2,588, and recorded an unrealized gain of $1,058 within the other, net line in our statements of operations for the three and six months ended June 30, 2012.

Non-Current Investments

At June 30, 2012, we held certain securities in a publicly traded entity and private companies, which are classified within other assets in our condensed consolidated balance sheet.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are classified as Level 3 investments and are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investments as of June 30, 2012, and concluded that there was no significant change in their fair value.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

	Six Months Ended June 30,
	2012	2011
Balance at January 1	$106	$55
Unrealized gain	122	221
Balance at June 30	$228	$276

Unrealized gains or losses on our Level 1 available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	June 30, 2012	December 31, 2011
Cumulative translation adjustment	$2,022	$1,961
Unrealized loss on available-for-sale security, net of taxes	(226)	(348)
Total accumulated other comprehensive income	$1,796	$1,613

(5)	Restructuring

The following table sets forth the activity in the six months ended June 30, 2012, related to restructuring activities undertaken in prior years:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2011	$970	$437	$1,407
Payments	(316)	(245)	(561)
Non-cash adjustments	(275)	-	(275)
Balance at June 30, 2012	$379	$192	$571

(6)	Debt

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

In the three months ended June 30, 2012 and 2011, we recorded $8,072 and $6,650, respectively, of interest expense related to the Notes, including $504 and $376, respectively, of amortization of debt issuance costs and $166 and $213, respectively, of amortization of net debt discount.  In the six months ended June 30, 2012 and 2011, we recorded $16,123 and $13,093, respectively, of interest expense related to the Notes, including $992 and $729, respectively, of amortization of debt issuance costs and $327 and $427, respectively, of amortization of net debt discount.

(7)	Shareholders’ Equity

In the six months ended June 30, 2012, we issued 1,014,697 shares of our common stock (including 116,706 shares subscribed at June 30, 2012) valued at $4,083 as partial consideration for an insignificant acquisition.  The value of the shares issued, which was utilized in our allocation of the purchase price, was based on the closing price of our common stock as of the acquisition date, discounted based upon a one-year trading restriction and certain other provisions in the purchase agreement.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

In the three and six months ended June 30, 2011, we recorded cumulative dividends of $1,587 and $3,153 related to our Series A Preferred Stock.  These dividends are reflected as a reduction of net income available to common shareholders of Merge in our condensed statements of operations.  In June 2011, we redeemed andretired the Series A Preferred Stock, including the payment of associated dividends with the proceeds of the $52,000 in Notes previously discussed.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share-based compensation expense included in the statements of operations:
Professional services cost of sales	$20	$9	$42	$19
Maintenance and EDI cost of sales	(38)	83	8	111
Sales and marketing	489	248	932	835
Product research and development	169	17	197	9
General and administrative	978	701	1,638	1,146
Total	$1,618	$1,058	$2,817	$2,120

Stock option activity in the six months ended June 30, 2012 is set forth in the following table:

Number of Options
Options outstanding, December 31, 2011	9,191,034
Options granted	4,090,000
Options exercised	(177,769)
Options forfeited and expired	(400,078)
Options outstanding, June 30, 2012	12,703,187

Options exercisable, June 30, 2012	5,076,141

As of June 30, 2012, there was approximately $19,345 of unrecognized compensation cost related to stock options that may be recognized in future periods.

(9)	Commitments and Contingencies

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  The appeal is ongoing and the Circuit Court litigation has been stayed pending appeal.  We have retained litigation counsel, intend to continue to defend this action vigorously and have filed a counterclaim for fraud, among other claims, against both Mortimore and Noshay.  We will also continue to pursue the appeal. We believe it is reasonably possible that we may incur a loss with respect to this matter, however at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

    In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by Thoma Bravo, LLC.  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated the Thoma Bravo Merger and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has appealed this judgment.  We previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2,500 portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  On April 30, 2012, the Northern District of Illinois federal court ruled in favor of our Motion for Summary Judgment.  The court ordered the insurer to pay the Massachusetts court judgment plus interest.  The insurer has appealed that court’s ruling.  We continue to vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  We believe that the likelihood of a loss in excess of the amount of our recorded liability is remote.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District Court for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with an SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also sought to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the Company’s legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.  We believe that the likelihood of a loss with respect to this matter is remote.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on the Company’s financial condition.  However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Guarantees

We assumed a guarantee to a lender on behalf of a customer in connection with an acquisition.  At June 30, 2012, the balance outstanding on the loan was approximately $336.  Revenue is recorded as the guarantee is reduced.

(10)	Transactions with Related Party

Merrick RIS, LLC (Merrick) and its affiliates, including Merrick Ventures, LLC (Merrick Ventures), beneficially own, as of June 30, 2012, approximately 35% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Effective January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly fee of $150. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion).  We paid $427 and $250 to Merrick for such services and recognized $167 and $450 in expenses in the three months ended June 30, 2012 and 2011, respectively. We paid $709 and $554 to Merrick for such services and recognized $594 and $544 in expenses in the six months ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, we have $17 and $294, respectively, recorded in accounts payable covering all obligations under this agreement.

Merrick Ventures owns over 75% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s chairperson and founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $675.  In the three and six months ended June 30, 2012, we recognized zero and $155, respectively, in revenue under this agreement.  In addition, the master services agreement granted higi certain branding rights related to our health station business and requires higi to pay a fixed annual fee of one hundred dollars per station to us for each station that is branded with higi’s trademarks and that includes higi’s software, images and/or other intellectual property.  The agreement has an initial term of one year, with continuing renewal rights, and is subject to termination on 120 days notice from us.On March 28, 2012, we entered into an agreement to sell health stations and related equipment to higi.  Under terms of the agreement we received a fixed payment of $2,750 in the three months ended March 31, 2012.  We recognized revenue of $2,392 and $2,750, respectively, in the three and six months ended June 30, 2012 under this agreement.

On February 24, 2012, we entered into an assignment agreement with Merrick Ventures under which Merge assumed a lease from Merrick of approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental rate of $78, terminating on December 13, 2013.  Under the assignment, Merge also paid approximately $70 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

(11)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that interim period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Further limitations may apply to deferred tax assets if ownership changes occur.  There was no material change in unrecognized tax benefits in the six months ended June 30, 2012.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

(12)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  For the three and six months ended June 30, 2011, earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders in 2011.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

In the three months ended June 30, 2012 and 2011, options to purchase 5,544,437 and 541,161 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net loss per share.  In the six months ended June 30, 2012 and 2011, options to purchase 4,822,550 and 1,065,393 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net loss per share.

As a result of the losses in the three months ended June 30, 2012 and 2011, incremental shares from the assumed exercise of employee stock options totaling 7,158,750 and 8,709,232 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the losses in the six months ended June 30, 2012 and 2011, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 7,880,637 and 8,185,000 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(13)	Segment Information

In the second quarter of 2012, we realigned our business into two operating groups to provide better focus on our two primary end users, providers and consumers.  Our Merge Healthcare operating group markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data & Analytics) operating group focuses on the emergence of consumerism in healthcare, including consumer health stations, clinical trials software and other consumer-focused solutions.  As a result of this change, effective in the second quarter of 2012, we have two reportable and operating segments.

We evaluate the performance of these segments based on their respective revenues and segment operating income, which excludes public company costs, certain corporate costs, amortization expense that is not specific to a segment, net interest expense and income taxes.

The following tables present segment financial information for the periods indicated:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$20,314	$4,948	$25,262	$39,057	$8,962	$48,019
Service	6,808	3,048	9,856	13,064	6,232	19,296
Maintenance	27,220	548	27,768	55,535	1,014	56,549
Total net sales	$54,342	$8,544	$62,886	$107,656	$16,208	$123,864
Expenses	44,226	9,713	53,939	88,211	16,916	105,127
Segment income (loss)	$10,116	$(1,169)	8,947	$19,445	$(708)	18,737
Net corporate/other expenses (1)			12,705			24,753
Loss before income taxes			$(3,758)			$(6,016)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$17,554	$85	$17,639	$36,225	$85	$36,310
Service	5,667	4,848	10,515	9,654	9,261	18,915
Maintenance	27,438	-	27,438	53,025	14	53,039
Total net sales	$50,659	$4,933	$55,592	$98,904	$9,360	$108,264
Expenses	38,572	4,980	43,552	77,886	9,494	87,380
Segment income (loss)	$12,087	$(47)	12,040	$21,018	$(134)	20,884
Net corporate/other expenses (1)			11,699			21,287
Income (loss) before income taxes			$341			$(403)

(1)
Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense, which is not attributable to business segments, acquisition-related expenses and net interest expense.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended June 30, 2012	$3,660	$951	$15	$4,626

Six Months Ended June 30, 2012	$7,491	$1,795	$26	$9,312

Assets as of June 30, 2012	$399,035	$45,883	$8,009	$452,927

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended June 30, 2011	$6,786	$499	$285	$7,570

Six Months Ended June 30, 2011	$11,026	$981	$712	$12,719

Assets as of December 31, 2011	$385,606	$47,685	$17,096	$450,387

(14)	Guarantor Subsidiaries

The obligations under the Notes are fully and unconditionally guaranteed (except for certain release provisions which are considered customary), jointly and severally, by all of our current and future 100% owned domestic restricted subsidiaries (Guarantors).  The release provisions provide that the subsidiary guarantors will be released from obligations under its guarantees and the indenture in the following circumstances:

(1)
in connection with any sale or other disposition of all or substantially all of the assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a restricted subsidiary of the Company;

(2)
in connection with any sale or other disposition of the capital stock of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) the Company or a restricted subsidiary of the Company, such that, immediately after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of the Company;

(3)	if the Company designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture; or

(4)	upon legal defeasance or satisfaction and discharge of the indenture.

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

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$1,256	$28,470	$4,002	$-	$33,728
Accounts receivable, net	-	64,098	4,738	-	68,836
Intercompany receivables	-	28,079	800	(28,879)	-
Other current assets	3,547	38,593	3,851	-	45,991
Total current assets	4,803	159,240	13,391	(28,879)	148,555
Net property and equipment	149	4,764	715	-	5,628
Purchased and developed software, net	-	21,715	529	-	22,244
Other intangible assets, net	-	40,675	605	-	41,280
Goodwill	-	212,931	1,314	-	214,245
Investment in and advances to subsidiaries	348,374	68	-	(348,442)	-
Other assets	7,023	4,800	9,152	-	20,975
Total assets	$360,349	$444,193	$25,706	$(377,321)	$452,927
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,127	$20,848	$1,246	$-	$24,221
Deferred revenue	-	47,070	1,715	-	48,785
Intercompany payables	5,045	9,287	15,627	(29,959)	-
Other accrued liabilities	8,082	19,631	1,131	-	28,844
Total current liabilities	15,254	96,836	19,719	(29,959)	101,850
Notes payable	249,698	-	-	-	249,698
Other long-term liabilities	2,747	5,262	720	-	8,729
Total liabilities	267,699	102,098	20,439	(29,959)	360,277
Total shareholders' equity	92,650	342,095	5,267	(347,362)	92,650
Total liabilities and shareholders' equity	$360,349	$444,193	$25,706	$(377,321)	$452,927

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,451	$28,003	$5,818	$-	$39,272
Accounts receivable, net	-	63,487	7,527	-	71,014
Intercompany receivables	-	29,108	635	(29,743)	-
Other current assets	595	29,579	3,814	-	33,988
Total current assets	6,046	150,177	17,794	(29,743)	144,274
Net property and equipment	113	3,753	525	-	4,391
Purchased and developed software, net	-	23,309	615	-	23,924
Other intangible assets, net	-	44,483	669	-	45,152
Goodwill	-	207,799	2,030	-	209,829
Investment in and advances to subsidiaries	340,637	(338)	-	(340,299)	-
Other assets	8,013	4,597	9,835	372	22,817
Total assets	$354,809	$433,780	$31,468	$(369,670)	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,124	$17,647	$1,343	$-	$22,114
Deferred revenue	-	49,678	1,568	-	51,246
Intercompany payables	2,176	8,580	24,086	(34,842)	-
Other accrued liabilities	4,921	18,729	1,244	-	24,894
Total current liabilities	10,221	94,634	28,241	(34,842)	98,254
Notes payable	249,371	67	-	-	249,438
Other long-term liabilities	2,746	6,381	725	372	10,224
Total liabilities	262,338	101,082	28,966	(34,470)	357,916
Total shareholders' equity	92,471	332,698	2,502	(335,200)	92,471
Total liabilities and shareholders' equity	$354,809	$433,780	$31,468	$(369,670)	$450,387

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$56,790	$6,096	$-	$62,886
Cost of sales	-	26,148	1,148	-	27,296
Gross margin	-	30,642	4,948	-	35,590
Selling, research and development, general and and administrative expenses	(33)	25,251	1,384	-	26,602
Acquisition-related expenses	2,844	-	-	-	2,844
Depreciation and amortization	15	2,632	78	-	2,725
Total operating costs and expenses	2,826	27,883	1,462	-	32,171
Operating income (loss)	(2,826)	2,759	3,486	-	3,419
Equity in net income of subsidiaries	4,003	(1,098)	-	(2,905)	-
Other, net	(7,087)	155	(245)	-	(7,177)
Other income (expense)	(3,084)	(943)	(245)	(2,905)	(7,177)
Income (loss) before income taxes	(5,910)	1,816	3,241	(2,905)	(3,758)
Income tax expense (benefit)	(31)	1,588	564	-	2,121
Net income (loss)	$(5,879)	$228	$2,677	$(2,905)	$(5,879)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$46,369	$9,223	$-	$55,592
Cost of sales	-	17,417	1,314	-	18,731
Gross margin	-	28,952	7,909	-	36,861
Selling, research and development, general and administrative expenses	587	18,364	4,183	-	23,134
Acquisition-related expenses	375	-	-	-	375
Depreciation, amortization and impairment	104	5,021	98	-	5,223
Total operating costs and expenses	1,066	23,385	4,281	-	28,732
Operating income (loss)	(1,066)	5,567	3,628	-	8,129
Equity in net income of subsidiaries	8,091	(475)	-	(7,616)	-
Other, net	(8,058)	(42)	312	-	(7,788)
Other income (expense)	33	(517)	312	(7,616)	(7,788)
Income (loss) before income taxes	(1,033)	5,050	3,940	(7,616)	341
Income tax expense	652	264	1,110	-	2,026
Net income (loss)	$(1,685)	$4,786	$2,830	$(7,616)	$(1,685)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$113,488	$10,376	$-	$123,864
Cost of sales	-	49,974	2,305	-	52,279
Gross margin	-	63,514	8,071	-	71,585
Selling, research and development, general and and administrative expenses	943	48,307	4,505	-	53,755
Acquisition-related expenses	3,206	-	-	-	3,206
Depreciation and amortization	26	5,372	134	-	5,532
Total operating costs and expenses	4,175	53,679	4,639	-	62,493
Operating income (loss)	(4,175)	9,835	3,432	-	9,092
Equity in net income of subsidiaries	11,575	(1,570)	-	(10,005)	-
Other, net	(15,141)	214	(181)	-	(15,108)
Other income (expense)	(3,566)	(1,356)	(181)	(10,005)	(15,108)
Income (loss) before income taxes	(7,741)	8,479	3,251	(10,005)	(6,016)
Income tax expense (benefit)	1	967	758	-	1,726
Net income (loss)	$(7,742)	$7,512	$2,493	$(10,005)	$(7,742)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$93,794	$14,470	$-	$108,264
Cost of sales	-	38,177	2,657	-	40,834
Gross margin	-	55,617	11,813	-	67,430
Selling, research and development, general and administrative expenses	2,404	35,661	7,104	-	45,169
Acquisition-related expenses	479	-	-	-	479
Restructuring and other expenses	-	(36)	-	-	(36)
Depreciation, amortization and impairment	260	7,400	213	-	7,873
Total operating costs and expenses	3,143	43,025	7,317	-	53,485
Operating income (loss)	(3,143)	12,592	4,496	-	13,945
Equity in net income of subsidiaries	15,074	(1,287)	-	(13,787)	-
Other, net	(14,463)	(160)	275	-	(14,348)
Other income (expense)	611	(1,447)	275	(13,787)	(14,348)
Income (loss) before income taxes	(2,532)	11,145	4,771	(13,787)	(403)
Income tax expense	742	441	1,688	-	2,871
Net income (loss)	$(3,274)	$10,704	$3,083	$(13,787)	$(3,274)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(7,742)	$7,512	$2,493	$(10,005)	$(7,742)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	26	9,095	191	-	9,312
Share-based compensation	1,412	1,332	73	-	2,817
Change in contingent consideration for acquisitions	2,466	(297)	-	-	2,169
Amortization of notes payable issuance costs & discount	1,319	-	-	-	1,319
Provision for doubtful accounts receivable and allowances, net of recoveries	-	1,575	(587)	-	988
Deferred income taxes	-	643	803	-	1,446
Unrealized gain on equity security	(1,058)	-	-	-	(1,058)
Net change in assets and liabilities (net of effects of acquisitions)	(19,052)	(825)	(2,494)	10,005	(12,366)
Net cash provided by (used in) operating activities	(22,629)	19,035	479	-	(3,115)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(876)	-	-	(876)
Purchases of property, equipment, and leasehold improvements	(62)	(2,111)	(230)	-	(2,403)
Intercompany advances	-	(15,480)	(2,470)	17,950	-
Net cash used in investing activities	(62)	(18,467)	(2,700)	17,950	(3,279)
Cash flows from financing activities:
Intercompany advances	17,658	-	292	(17,950)	-
Proceeds from exercise of stock options and employee stock purchase plan	838	-	-	-	838
Principal payments on notes payable	-	-	(34)	-	(34)
Principal payments on capital leases	-	(101)	-	-	(101)
Net cash provided by (used in) financing activities	18,496	(101)	258	(17,950)	703
Effect of exchange rates on cash and cash equivalents	-	-	147	-	147
Net increase (decrease) in cash and cash equivalents	(4,195)	467	(1,816)	-	(5,544)
Cash and cash equivalents (net of restricted cash), beginning of period	4,907	27,840	5,818	-	38,565 (1)
Cash and cash equivalents (net of restricted cash), end of period	$712	$28,307	$4,002	$-	$33,021 (2)

(1)	Net of restricted cash of $707 at December 31, 2011.
(2)	Net of restricted cash of $707 at June 30, 2012.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,274)	$10,704	$3,083	$(13,787)	$(3,274)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	567	11,723	429	-	12,719
Share-based compensation	986	1,086	48	-	2,120
Change in contingent consideration for acquisitions	-	128	-	-	128
Amortization of notes payable issuance costs and discount	1,156	-	-	-	1,156
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	106	676	-	782
Deferred income taxes	628	87	1,725	-	2,440
Realized gain on sale of equity security	-	-	(405)	-	(405)
Net change in assets and liabilities (net of effects of acquisitions)	(12,813)	(11,056)	(4,157)	13,787	(14,239)
Net cash provided by (used in) operating activities	(12,750)	12,778	1,399	-	1,427
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(600)	-	-	(600)
Purchases of property, equipment, and leasehold improvements	-	(1,277)	-	-	(1,277)
Intercompany advances	18,750	(2,250)	-	(16,500)	-
Change in restricted cash	80	800	-	-	880
Distribution from investment in equity security	-	-	405	-	405
Net cash provided by (used in) investing activities	18,830	(3,327)	405	(16,500)	(592)
Cash flows from financing activities:
Intercompany advances	-	(14,910)	(1,590)	16,500	-
Proceeds from issuance of term notes	53,560	-	-	-	53,560
Note issuance costs paid	(1,528)	-	-	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	206	-	-	-	206
Principal payments on capital leases	-	(41)	-	-	(41)
Redemption and retirement of preferred stock	(40,750)	-	-	-	(40,750)
Preferred stock dividends	(7,152)	-	-	-	(7,152)
Net cash provided by (used in) financing activities	4,336	(14,951)	(1,590)	16,500	4,295
Effect of exchange rates on cash and cash equivalents	-	-	(45)	-	(45)
Net increase (decrease) in cash and cash equivalents	10,416	(5,500)	169	-	5,085
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382 (1)
Cash and cash equivalents (net of restricted cash), end of period	$10,602	$29,414	$4,451	$-	$44,467 (2)

(1)	Net of restricted cash of $1,647 at December 31, 2010
(2)	Net of restricted cash of $767 at June 30, 2011

(15)	Recent Accounting Pronouncements

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

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Business Segments
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies

Overview

We develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, the profitability of outpatient imaging practices and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

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

In the second quarter of 2012, we announced the creation of two operating groups to provide better focus on our two primary end users, providers and consumers.  The operating group named Merge Healthcare represents approximately 85% of our total revenue and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data & Analytics) represents about 15% of total revenues and focuses on the emergence of consumerism in healthcare, including consumer health stations, data capture software and other consumer-focused solutions.  As a result of this change, effective in the second quarter of 2012, we have two reportable segments.

We primarily generate revenue from the sale of software (including upgrades), hardware, professional services, maintenance and Electronic Data Interchange (EDI) services.  Today, the majority of our revenue is generated through perpetual license agreements with our customers.  Under this type of arrangement, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  Our backlog of non-recurring revenue was approximately $28.3 million as of June 30, 2012.  We also generate revenue through subscription-based pricing arrangements in which software, hardware and professional services are payable by our customers over a number of years.  Generally, these contracts will include a minimum volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts structured with monthly payments (including leases), long-term clinical trials or renewable annual software contracts (with very high renew rate).  As a result of recent buying trends of our customers, we have begun to see an increase in the demand for subscription-based arrangements.  Due to the length of sales cycles with our customers, we would expect these types of arrangements to become more prevalent in the second half of 2012 and beyond.  In the second quarter of 2012, subscription revenue was approximately 15.0% of total net sales and subscription revenue backlog as of June 30, 2012 was $34.1 million.

Index

Business Segments

Effective in the second quarter of 2012, we have reportable segments which we have designated Merge Healthcare and Merge DNA.  We evaluate the performance of these segments based on their respective revenues and segment operating income, which excludes certain corporate costs, interest expense, amortization of issuance and note discount costs and income taxes.

The following tables provide segment information for the periods indicated, based on GAAP reported information:

Merge Healthcare Segment	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Net sales:
Software and other	$20,314	$17,554	$2,760	15.7%	$39,057	$36,225	$2,832	7.8%
Service	6,808	5,667	1,141	20.1%	13,064	9,654	3,410	35.3%
Maintenance	27,220	27,438	(218)	-0.8%	55,535	53,025	2,510	4.7%
Total net sales	54,342	50,659	3,683	7.3%	$107,656	$98,904	8,752	8.8%
Expenses	44,226	38,572	5,654	14.7%	88,211	77,886	10,325	13.3%
Segment income	$10,116	$12,087	$(1,971)	-16.3%	$19,445	$21,018	$(1,573)	-7.5%

Merge DNA Segment	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2012	2011	$	%	2012	2011	$	%
Net sales:
Software and other	$4,948	$85	$4,863	NM	$8,962	$85	$8,877	NM
Service	3,048	4,848	(1,800)	-37.1%	6,232	9,261	(3,029)	-32.7%
Maintenance	548	-	548	NM	1,014	14	1,000	NM
Total net sales	8,544	4,933	3,611	73.2%	$16,208	$9,360	6,848	73.2%
Expenses	9,713	4,980	4,733	95.0%	16,916	9,494	7,422	78.2%
Segment loss	$(1,169)	$(47)	$(1,122)	NM	$(708)	$(134)	$(574)	NM

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated in 2012 and non-recurring and subscription backlog as of June 30, 2012:

	Three Months Ended June 30, 2012							Six Months Ended June 30, 2012
	Healthcare		DNA			Total		Healthcare		DNA		Total
Revenue Source	$	%	$	$	%	$	%	$	%	$	%	$	%
Maintenance & EDI	$27,220	50.1%	$548		6.4%	$27,768	44.2%	$55,535	51.6%	$1,014	6.3%	$56,549	45.7%
Subscription	3,807	7.0%	5,603		65.6%	9,410	15.0%	7,666	7.1%	12,444	76.8%	20,110	16.2%
Non-recurring	23,315	42.9%	2,393		28.0%	25,708	40.9%	44,455	41.3%	2,750	17.0%	47,205	38.1%
Total	$54,342	100.0%	$8,544		100.0%	$62,886	100.0%	$107,656	100.0%	$16,208	100.0%	$123,864	100.0%

	Backlog as of June 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	% %	$	%	$	%
Subscription	$11,895	29.6%	$22,207	100.0%	$34,102	54.7%
Non-recurring	28,266	70.4%	6	0.0%	28,272	45.3%
Total	$40,161	100.0%	$22,213	100.0%	$62,374	100.0%

Index

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended June 30,				Change
	2012	% (1)	2011	% (1)	$	%

Net sales:
Software and other	$25,262	40.2%	$17,639	31.7%	$7,623		43.2%
Professional services	9,856	15.7%	10,515	18.9%	(659)		-6.3%
Maintenance and EDI	27,768	44.2%	27,438	49.4%	330		1.2%
Total net sales	62,886	100.0%	55,592	100.0%	7,294		13.1%
Cost of sales:
Software and other	11,468	45.4%	4,681	26.5%	6,787		145.0%
Professional services	6,012	61.0%	5,016	47.7%	996		19.9%
Maintenance and EDI	7,915	28.5%	6,687	24.4%	1,228		18.4%
Depreciation and amortization	1,901	3.0%	2,347	4.2%	(446)		-19.0%
Total cost of sales	27,296	43.4%	18,731	33.7%	8,565		45.7%
Total gross margin	35,590	56.6%	36,861	66.3%	(1,271)		-3.4%

Gross margin by net sales category (2)
Software and other	13,794	54.6%	12,958	73.5%	836		6.5%
Professional services	3,844	39.0%	5,499	52.3%	(1,655)		-30.1%
Maintenance and EDI	19,853	71.5%	20,751	75.6%	(898)		-4.3%

Operating expenses:
Sales and marketing	10,743	17.1%	7,853	14.1%	2,890		36.8%
Product research and development	8,450	13.4%	7,017	12.6%	1,433		20.4%
General and administrative	7,409	11.8%	8,264	14.9%	(855)		-10.3%
Acquisition-related expenses	2,844	4.5%	375	0.7%	2,469	NM(	3)
Depreciation, amortization and impairment	2,725	4.3%	5,223	9.4%	(2,498)		-47.8%
Total operating costs and expenses	32,171	51.2%	28,732	51.7%	3,439		12.0%
Operating income	3,419	5.4%	8,129	14.6%	(4,710)		-57.9%
Other income (expense), net	(7,177)	-11.4%	(7,788)	-14.0%	611		-7.8%
Income (loss) before income taxes	(3,758)	-6.0%	341	0.6%	(4,099)	NM(	3)
Income tax expense	2,121	3.4%	2,026	3.6%	95		4.7%
Net loss	$(5,879)	-9.3%	$(1,685)	-3.0%	$(4,194)		248.9%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2012 were $25.2 million, an increase of $7.6 million, or 43.2%, from $17.6 million in 2011.  Software and other sales increased $2.8 million in our Healthcare segment, primarily due to an increase in hardware sales related to our iConnect solutions, and $4.8 million in our DNA segment, primarily due to $3.6 million in sales of health stations.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2012 were $9.8 million, a decrease of $0.7 million, or 6.3%, from $10.5 million in 2011.  Sales decreased $1.8 million in our DNA segment, primarily due to our clinical trials sales having a larger software license component than 2011.  This decrease was offset by a $1.1 million increase in Healthcare segment sales due to a greater number of projects with revenue recognized in 2012 compared to 2011.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2012 were $27.7 million, an increase of $0.3 million, or 1.2%, from $27.4 million in 2011 primarily due to maintenance revenue related to new customer contracts in our Healthcare segment which exceeded the rate of attrition from our existing maintenance customer base.

Index

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $13.8 million in 2012, an increase of $0.8 million, or 6.5%, from $13.0 million in 2011.  Gross margin as a percentage of software and other sales decreased to 54.6% in 2012 from 73.5% in 2011, due to an increase in hardware sales, which are at lower margins than software only sales.  Hardware sales were 45% of software and other sales in 2012 compared to 19% in 2011.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $3.8 million in 2012, a decrease of $1.7 million, or 30.1%, from $5.5 million in 2011.  Gross margin as a percentage of professional service sales decreased to 39.0% in 2012 from 52.3% in 2011, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $19.9 million in 2012, a decrease of $0.9 million, or 4.3%, from $20.8 million in 2011.  Gross margin as a percentage of maintenance and EDI sales decreased to 71.5% in 2012 compared to75.6% in 2011.  The margin in 2011 was higher than usual and we would expect future gross margin to be fairly consistent with 2012.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.4 million, or 19.0%, to $1.9 million in 2012 from $2.3 million in 2011, primarily due to a decrease in amortization related to certain intangible assets which became fully amortized in the second quarter of 2011.

Sales and Marketing

Sales and marketing expense increased $2.9 million, or 36.8%, to $10.7 million in 2012 from $7.8 million in 2011. As a percentage of net sales, sales and marketing expense increased by 3.0% to 17.1% due to efforts throughout 2011 to increase sales headcount, which resulted in greater personnel-related costs than the prior year, as well as continued investment to enhance the Merge brand in 2012.

Product Research and Development

Product research and development expense increased $1.4 million, or 20.4%, to $8.4 million in 2012 from $7.0 million in 2011, primarily due to an increase in headcount and related expenses.  As a percentage of net sales, product research and development increased by 0.8% to 13.4%.  We expect that our quarterly product research and development expense as a percentage of sales will remain relatively constant in 2012.

General and Administrative

General and administrative expense decreased $0.9 million, or 10.3%, to $7.4 million in 2012 from $8.3 million in 2011.  As a percentage of net sales, general and administrative expenses decreased by 3.1% to 11.8% primarily due to $0.7 million in bonus expense recorded in 2011 compared to no such expense in 2012.  We expect to leverage the current level of general and administrative expenses during 2012.

Acquisition-related Expenses

The increase in acquisition-related expenses in 2012 is due to a $2.5 million change in contingent consideration related to an insignificant acquisition.

Depreciation, Amortization and Impairment

Depreciation and amortization expense decreased $2.5 million, or 47.8%, to $2.7 million in 2012 from $5.2 million in 2011, primarily due to a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011.

Other Income (Expense), Net

Net other expense decreased $0.6 million in 2012, primarily due to an unrealized gain of $1.1 million on an equity investment in 2012, versus a $0.4 million gain on the sale of an equity investment in 2011.  Also, net other expense increased by $1.4 million in 2012 due to interest expense and amortization of issuance costs and note discount associated with our $52.0 million in additional Senior Secured Notes issued in June 2011.  This amount was offset by $1.4 million in debt issue costs incurred in 2011.

Index

Income Tax Expense (Benefit)

In 2012, we recorded income tax expense of $2.1 million, resulting in an effective tax rate of (56.4)%, compared to $2.0 million of income tax expense recorded in 2011.  The effective tax rates for 2012 and 2011 differ from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance and the deferred effect of tax deductible goodwill amortization.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Six Months Ended June 30,				Change
	2012	% (1)	2011	% (1)	$	%

Net sales:
Software and other	$48,019	38.8%	$36,310	33.5%	$11,709		32.2%
Professional services	19,296	15.6%	18,915	17.5%	381		2.0%
Maintenance and EDI	56,549	45.7%	53,039	49.0%	3,510		6.6%
Total net sales	123,864	100.0%	108,264	100.0%	15,600		14.4%
Cost of sales:
Software and other	19,997	41.6%	11,258	31.0%	8,739		77.6%
Professional services	11,904	61.7%	10,079	53.3%	1,825		18.1%
Maintenance and EDI	16,598	29.4%	14,651	27.6%	1,947		13.3%
Depreciation and amortization	3,780	3.1%	4,846	4.5%	(1,066)		-22.0%
Total cost of sales	52,279	42.2%	40,834	37.7%	11,445		28.0%
Total gross margin	71,585	57.8%	67,430	62.3%	4,155		6.2%

Gross margin by net sales category (2)
Software and other	28,022	58.4%	25,052	69.0%	2,970		11.9%
Professional services	7,392	38.3%	8,836	46.7%	(1,444)		-16.3%
Maintenance and EDI	39,951	70.6%	38,388	72.4%	1,563		4.1%

Operating expenses:
Sales and marketing	21,667	17.5%	16,546	15.3%	5,121		31.0%
Product research and development	16,042	13.0%	13,769	12.7%	2,273		16.5%
General and administrative	16,046	13.0%	14,854	13.7%	1,192		8.0%
Acquisition-related expenses	3,206	2.6%	479	0.4%	2,727	NM(	3)
Restructuring and other expenses	-	0.0%	(36)	0.0%	36		-100.0%
Depreciation, amortization and impairment	5,532	4.5%	7,873	7.3%	(2,341)		-29.7%
Total operating costs and expenses	62,493	50.5%	53,485	49.4%	9,008		16.8%
Operating income	9,092	7.3%	13,945	12.9%	(4,853)		-34.8%
Other income (expense), net	(15,108)	-12.2%	(14,348)	-13.3%	(760)		5.3%
Loss before income taxes	(6,016)	-4.9%	(403)	-0.4%	(5,613)	NM(	3)
Income tax expense	1,726	1.4%	2,871	2.7%	(1,145)		-39.9%
Net loss	$(7,742)	-6.3%	$(3,274)	-3.0%	$(4,468)		136.5%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2012 were $48.0 million, an increase of $11.7 million, or 32.2%, from $36.3 million in 2011.  Software and other sales increased $2.8 million in our Healthcare segment, primarily due to an increase in hardware sales related to our iConnect solutions, and $8.9 million in our DNA segment, primarily due to $5.8 million in sales of health stations as well as a $3.1 million increase in software license revenue.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index

Professional Services Sales.  Total professional services sales in 2012 were $19.3 million, an increase of $0.4 million, or 2.0%, from $18.9 million in 2011.  Professional services sales in our Healthcare segment increased $3.4 million, primarily due to a greater number of projects with revenue recognized in 2012 compared to 2011.  This increase was offset by a decrease of $3.0 million in our DNA segment, primarily due to product enhancements that resulted in less professional services being required while the overall contract value remained constant in 2012.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2012 were $56.5 million, an increase of $3.5 million, or 6.6%, from $53.0 million in 2011 primarily due to maintenance revenue related to new contracts in our Healthcare segment which exceeded the rate of attrition from our existing maintenance customer base.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $28.0 million in 2012, an increase of $3.0 million, or 11.9%, from $25.0 million in 2011.  Gross margin as a percentage of software and other sales decreased to 58.4% in 2012 from 69.0% in 2011, due to an increase in hardware sales, which are at lower margins than software only sales.  Hardware sales were 41% of software and other sales in 2012 compared to 24% in 2011.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $7.4 million in 2012, a decrease of $1.4 million, or 16.3%, from $8.8 million in 2011.  Gross margin as a percentage of professional service sales decreased to 38.3% in 2012 from 46.7% in 2011, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $40.0 million in 2012, an increase of $1.6 million, or 4.1%, from $38.4 million in 2011.  Gross margin as a percentage of maintenance and EDI sales decreased to 70.6% in 2012 compared to 72.4% in 2011.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1.0 million, or 22.0%, to $3.8 million in 2012 from $4.8 million in 2011, primarily due to a decrease in amortization related to certain intangible assets which became fully amortized in the second quarter of 2011.

Sales and Marketing

Sales and marketing expense increased $5.1 million, or 31.0%, to $21.6 million in 2012 from $16.5 million in 2011. As a percentage of net sales, sales and marketing expense increased by 2.2% to 17.5% due to efforts throughout 2011 to increase sales headcount, which resulted in greater personnel-related costs than the prior year as well as continued investment to enhance the Merge brand in 2012.

Product Research and Development

Product research and development expense increased $2.3 million, or 16.5%, to $16.1 million in 2012 from $13.8 million in 2011, primarily due to an increase in headcount and related expenses. As a percentage of net sales, product research and development remained fairly constant at 13.0% in 2012 compared to 12.7% in 2011.  We expect that our quarterly product research and development expense as a percentage of sales will remain relatively constant in 2012.

General and Administrative

General and administrative expense increased $1.2 million, or 8.0%, to $16.0 million in 2012 from $14.8 million in 2011, due to a $1.2 million increase in legal expenses (see Note 9 to the Condensed Consolidated Financial Statements for more information), an increase of $0.7 million in our allowance for doubtful accounts and an increase in stock compensation cost of $0.5 million, offset by $1.2 million in bonus expense recorded in 2011 compared to no such expense in 2012.  We expect ongoing legal expenses to decline in 2012, allowing us to leverage the current level of general and administrative expenses during 2012.  As a percentage of net sales, general and administrative expenses decreased by 0.7% to 13.0%.  We expect to leverage the current level of general and administrative expenses during 2012.

Index

Acquisition-related Expenses

The increase in acquisition-related expenses in 2012 is primarily due to a $2.5 million change in contingent consideration related to an insignificant acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.4 million, or 29.7%, to $5.5 million in 2012 from $7.9 million in 2011, primarily due to a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011.

Other Income (Expense), Net

Net other expense increased $0.8 million in 2012, primarily due to an additional $3.0 million in interest expense and amortization of issuance costs and note discount associated with our additional $52.0 million in Senior Secured Notes issued in June 2011, offset by a $1.1 million unrealized gain on an equity investment.  Also, in 2011, we incurred $1.4 million in debt issue costs related to the Notes issued in June 2011, offset by a $0.4 million gain on the sale of an equity investment.

Income Tax Expense (Benefit)

In 2012, we recorded income tax expense of $1.7 million, resulting in an effective tax rate of (28.7)%, compared to $2.9 million of income tax expense recorded in 2011.   The effective tax rates for 2012 and 2011 differ from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance and the deferred effect of tax deductible goodwill amortization.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and the foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $33.7 million at June 30, 2012, a decrease of approximately $5.6 million, or 14.1%, from our balance of $39.3 million at December 31, 2011.  In addition, our working capital was $46.7 million at June 30, 2012, an increase of $0.7 million from our working capital of $46.0 million at December 31, 2011.

The change in cash and cash equivalents during the six month periods ended June 30, 2012 and 2011 is attributed to the following factors:

	Six Months Ended June 30,
	2012	2011
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Issuance of debt and equity	$-	$53.6
Debt and equity issuance costs	-	(2.5)
Redemption of preferred stock	-	(40.8)
Payments of preferred stock dividends	-	(7.1)
Interest paid, net	(14.8)	(10.9)
Acquisitions	(0.9)	(0.6)
Restructuring initiatives	(0.5)	(0.9)
Acquisition related costs	(0.5)	(0.4)
Proceeds from stock option exercises	0.7	-
Property and equipment purchases	(2.3)	(1.2)
Settlements with former officers	-	(0.9)
Other non-operating cash flows	-	0.4
Business operations	12.7	15.5
Increase (decrease) in cash	$(5.6)	$4.2

Index

Cash generated from business operations in 2012 includes the payment of a company-wide 2011 bonus of $2.7 million to eligible employees.

Operating Cash Flows

As set forth in the consolidated statement of cash flows, cash used in operating activities was $3.1 million in 2012, compared to cash provided by operating activities of $1.4 million in 2011.  The net loss in 2012 of $7.7 million includes non-cash expenses of $17.0 million and interest expense on our Notes of $4.9 million which is not payable until November 2012.

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments as of June 30, 2012 of $0.6 million which we expect will be paid in the second half of 2012.

Accounts receivable days sales outstanding was 99 days in the second quarter of 2012 compared to 93 days in the second quarter of 2011.

Investing Cash Flows

In the six months ended June 30, 2012, we paid $0.9 million to complete an insignificant acquisition and $2.4 million to purchase fixed assets.

Financing Cash Flows

In the six months ended June 30, 2012, we received $0.8 million in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.

Contractual Obligations

Total outstanding commitments as of June 30, 2012 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$18,276	$3,938	$3,626	$3,082	$7,630
Capital leases (including interest)	602	227	375	-	-
Acquisition obligations	7,379	3,734	3,509	136	-
Notes payable (including interest)	340,881	29,661	311,220	-	-
Total	$367,138	$37,560	$318,730	$3,218	$7,630

The above obligations include lease payments, net of contractually committed sub-lease income of $0.2 million, zero, zero and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.7 million (primarily letters-of-credit related to our leased facilities) and a $0.3 million guarantee to a lender on behalf of a customer at June 30, 2012, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of June 30, 2012, approximately $4.0 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

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

Index

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended June 30, 2012 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of June 30, 2012, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $33.7 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable subject to changes in short-term interest rates.  At current investment levels, our results of operations would vary by approximately $0.3 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures in 2012 or 2011.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30, 2012, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of  June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2012.

Index

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Merge is involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on our financial condition.  However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Index

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

In the six months ended June 30, 2012, we issued 1,014,697 shares of our common stock (including 116,706 shares subscribed at June 30, 2012) as partial consideration for an insignificant acquisition.  These shares were issued pursuant to an exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)	Exhibits
See Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

August 6, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

August 6, 2012	By:	/s/ Steven M. Oreskovich
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