Form 10-Q
period 2012-09-30
MERGE HEALTHCARE INC
filed 2012-11-02
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of November 1, 2012: 93,110,500

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)
	September 30,	December 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents, including restricted cash of $745 and $707 at September 30, 2012 and December 31, 2011, respectively	$42,212	$39,272
Accounts receivable, net of reserves of $5,367 and $4,080 at September 30, 2012 and December 31, 2011, respectively	70,306	71,014
Inventory	4,455	4,718
Prepaid expenses	10,228	5,678
Deferred income taxes	3,451	3,393
Other current assets	24,646	20,199
Total current assets	155,298	144,274
Property and equipment:
Computer equipment	7,563	10,183
Office equipment	2,683	2,262
Leasehold improvements	1,287	1,220
	11,533	13,665
Less accumulated depreciation	6,061	9,274
Net property and equipment	5,472	4,391
Purchased and developed software, net of accumulated amortization of $12,960 and $9,283 at September 30, 2012 and December 31, 2011, respectively	21,025	23,924
Other intangible assets, net of accumulated amortization of $22,543 and $14,907 at September 30, 2012 and December 31, 2011, respectively	38,695	45,152
Goodwill	214,277	209,829
Deferred income taxes	6,554	9,209
Other assets	12,845	13,608
Total assets	$454,166	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,478	$22,114
Interest payable	12,379	4,935
Accrued wages	5,941	6,972
Restructuring accrual	757	1,407
Other current liabilities	15,918	11,580
Deferred revenue	48,108	51,246
Total current liabilities	102,581	98,254
Notes payable, net of unamortized discount	249,869	249,438
Deferred income taxes	1,994	1,891
Deferred revenue	1,161	1,679
Income taxes payable	734	727
Other liabilities	4,752	5,927
Total liabilities	361,091	357,916
Shareholders' equity:
Common stock, $0.01 par value: 150,000,000 shares authorized: 93,026,686 shares and 90,939,053 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	930	909
Common stock subscribed, 145,769 shares and 195,116 shares at September 30, 2012 and December 31, 2011, respectively	935	1,311
Additional paid-in capital	575,987	563,563
Accumulated deficit	(486,931)	(475,393)
Accumulated other comprehensive income	1,716	1,613
Total Merge shareholders' equity	92,637	92,003
Noncontrolling interest	438	468
Total shareholders' equity	93,075	92,471
Total liabilities and shareholders' equity	$454,166	$450,387

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales:
Software and other	$21,232	$20,060	$69,251	$56,370
Professional services	11,277	11,999	30,573	30,914
Maintenance and EDI	27,885	28,018	84,434	81,057
Total net sales	60,394	60,077	184,258	168,341
Cost of sales:
Software and other	9,143	8,909	29,140	20,167
Professional services	6,511	5,403	18,415	15,482
Maintenance and EDI	7,288	7,409	23,886	22,060
Depreciation and amortization	1,912	2,228	5,692	7,074
Total cost of sales	24,854	23,949	77,133	64,783
Gross margin	35,540	36,128	107,125	103,558
Operating costs and expenses:
Sales and marketing	10,807	10,235	32,474	26,781
Product research and development	8,268	7,195	24,310	20,964
General and administrative	7,783	7,500	23,829	22,354
Acquisition-related expenses	(762)	743	2,444	1,222
Restructuring and other expenses	830	1,151	830	1,115
Depreciation, amortization and impairment	2,651	2,352	8,183	10,225
Total operating costs and expenses	29,577	29,176	92,070	82,661
Operating income	5,963	6,952	15,055	20,897
Other income (expense):
Interest expense	(8,269)	(8,014)	(24,657)	(21,120)
Interest income	126	75	634	248
Other, net	38	(268)	810	(1,683)
Total other expense	(8,105)	(8,207)	(23,213)	(22,555)
Loss before income taxes	(2,142)	(1,255)	(8,158)	(1,658)
Income tax expense (benefit)	1,684	(242)	3,410	2,629
Net loss	(3,826)	(1,013)	(11,568)	(4,287)
Less: noncontrolling interest's share	(12)	(18)	(30)	(18)
Net loss attributable to Merge	(3,814)	(995)	(11,538)	(4,269)
Less: preferred stock dividends	-	-	-	3,153
Net loss attributable to common shareholders of Merge	$(3,814)	$(995)	$(11,538)	$(7,422)
Net loss per share attributable to common shareholders of Merge - basic	$(0.04)	$(0.01)	$(0.13)	$(0.09)
Weighted average number of common shares outstanding - basic	92,177,703	87,675,038	91,800,824	85,422,352
Net loss per share attributable to common shareholders of Merge - diluted	$(0.04)	$(0.01)	$(0.13)	$(0.09)
Weighted average number of common shares outstanding - diluted	92,177,703	87,675,038	91,800,824	85,422,352

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(3,826)	$(1,013)	$(11,568)	$(4,287)
Translation adjustment	(25)	15	36	190
Unrealized gain (loss) on marketable security, net of taxes	(55)	(10)	67	183
Comprehensive loss	(3,906)	(1,008)	(11,465)	(3,914)
Less: noncontrolling interest's share	(12)	(18)	(30)	(18)
Comprehensive loss attributable to Merge	$(3,894)	$(990)	$(11,435)	$(3,896)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,568)	$(4,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	13,875	17,299
Share-based compensation	4,245	3,043
Change in contingent consideration for acquisitions	1,250	128
Amortization of notes payable issuance costs & discount	2,010	1,765
Provision for doubtful accounts receivable and allowances, net of recoveries	1,287	785
Deferred income taxes	2,700	7,190
Unrealized gain on equity security	(982)	-
Realized gain on sale of equity security	-	(405)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(193)	(12,746)
Inventory	263	1,248
Prepaid expenses	(4,507)	(270)
Accounts payable	(2,703)	(2,472)
Accrued wages	(1,031)	2,396
Restructuring accrual	(650)	(448)
Deferred revenue	(4,402)	(8,092)
Accrued interest and other liabilities	9,694	4,777
Other	(4,143)	(3,977)
Net cash provided by operating activities	5,145	5,934
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(876)	(477)
Purchases of property, equipment, and leasehold improvements	(1,976)	(1,569)
Change in restricted cash	(38)	940
Distribution from investment in equity security	-	405
Net cash used in investing activities	(2,890)	(701)
Cash flows from financing activities:
Proceeds from issuance of term notes	-	53,560
Note and stock issuance costs paid	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	924	878
Principal payments on notes payable	(35)	(4,591)
Principal payments on capital leases	(267)	(5)
Redemption and retirement of preferred stock	-	(41,750)
Preferred stock dividends	-	(7,328)
Net cash provided by (used in) financing activities	622	(764)
Effect of exchange rates on cash and cash equivalents	24	127
Net increase in cash and cash equivalents	2,901	4,596
Cash and cash equivalents (net of restricted cash), beginning of period (1)	38,566	39,382
Cash and cash equivalents (net of restricted cash), end of period (2)	$41,467	$43,978

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$14,838	$10,920
Cash paid for income taxes, net of refunds	224	714
Non-Cash Investing and Financing Activities
Equity securities received in sales transactions	$1,530	$-
Value of common stock issued for acquisitions	6,900	29,820

(1)	Net of restricted cash of $707 and $1,647 at December 31, 2011 and 2010, respectively.
(2)	Net of restricted cash of $745 and $707 at September 30, 2012 and 2011, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Common Stock						Accumulated
					Additional		Other	Total Merge	Non-	Total
	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2011	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471
Stock issued under ESPP	4,227	(4)	69,409	1	271	-	-	268	-	268
Exercise of stock options	-	-	177,769	2	654	-	-	656	-	656
Share-based compensation expense	-	-	-	-	4,245	-	-	4,245	-	4,245
Shares issued for acquisitions	(53,574)	(372)	1,410,491	14	5,561	-	-	5,203	-	5,203
Issuance of restricted shares			429,964	4	1,693			1,697	-	1,697
Net loss	-	-	-	-	-	(11,538)	-	(11,538)	(30)	(11,568)
Other comprehensive income	-	-	-	-	-	-	103	103	-	103
Balance at September 30, 2012	145,769	$935	93,026,686	$930	$575,987	$(486,931)	$1,716	$92,637	$438	$93,075

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2011 of Merge Healthcare Incorporated, a Delaware corporation (Merge Healthcare), and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, unbilled A/R from acquisitions, an equity investment and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of September 30, 2012 and December 31, 2011:

	Balance at September 30, 2012	Balance at December 31, 2011
Revenue recognized in excess of billings	$21,258	$18,064
Acquired unbilled A/R	509	1,769
Equity investment	2,512	-
Other non-trade receivables	367	366
	$24,646	$20,199

Other current liabilities consist primarily of leases payable, accrued taxes and taxes payable, customer deposits, the current portion of certain acquisition obligations and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of September 30, 2012 and December 31, 2011:

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

	Balance at September 30, 2012	Balance at December 31, 2011
Other current liabilities	$4,082	$3,205
Customer deposits	3,976	2,469
Acquisition obligations	3,274	4,651
Other non-trade payables	2,948	-
Accrued taxes and taxes payable	1,473	782
Leases payable	165	473
	$15,918	$11,580

(3)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill in the nine months ended September 30, 2012, are as follows:

Total
Balance at December 31, 2011	$209,829
Increase due to insignificant acquisition	4,429
Change due to foreign currency	19
Balance at September 30, 2012	$214,277

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of September 30, 2012 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	4.8	$32,161	$(11,475)
Capitalized software	2.1	1,824	(1,485)
Customer relationships	6.5	46,285	(13,135)
Backlog	1.7	9,680	(7,785)
Trade names	6.9	2,083	(527)
Non-competes	4.6	3,190	(1,096)
Total		$95,223	$(35,503)

As a result of an insignificant acquisition in the nine months ended September 30, 2012, we increased the gross carrying amounts of purchased software, customer relationships and trade names by $780, $1,220 and $80, respectively.

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 3 months of the year ending:	2012	$3,842
For the year ending December 31:	2013	14,107
	2014	12,453
	2015	10,180
	2016	8,042
	2017	5,687
	Thereafter	5,409
	Total	$59,720

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Amortization expense in the three and nine months ended September 30, 2012 and 2011 is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amortization included in cost of sales:
Purchased software	$1,185	$1,122	$3,519	$3,775
Capitalized software	54	37	157	139
Backlog	553	936	1,659	2,809
Total	1,792	2,095	5,335	6,723

Amortization and impairment included in operating expenses:
Customer relationships	1,873	1,302	5,560	4,074
Trade names	66	42	193	3,119
Non-competes	116	128	346	380
Total	2,055	1,472	6,099	7,573
Total amortization and impairment	$3,847	$3,567	$11,434	$14,296

Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2,805 charge due to the impairment of our trade names associated with certain products.

(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities are based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our notes payable was approximately 109.0% of par value as of September 30, 2012 and 106.125% of par value as of December 31, 2011, based on quoted prices of the securities in an active market.

Current Investment

In the second quarter of 2012, we received an equity security investment from a customer as settlement for purchase commitments and outstanding receivables associated with a contract.  This equity investment is classified as a Level 2 trading security within other current assets in our condensed consolidated balance sheet.  We estimate the fair value of this investment on a recurring basis based on the quoted market price of the security less a discount due to a trading restriction.  Upon receipt, we estimated the fair value of this investment at $1,530.  At September 30, 2012, we estimated the fair value of this investment at $2,512, and recorded an unrealized loss of $76 and an unrealized gain of $982 within the other, net line in our statements of operations for the three and nine months ended September 30, 2012, respectively.

Non-Current Investments

At September 30, 2012, we held certain securities in a publicly traded entity and private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are classified as Level 3 investments and are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investments as of September 30, 2012, and concluded that there was no significant change in their fair value.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

The following table sets forth the change in the fair value of our Level 1 publicly traded equity security:

	Nine Months Ended September 30,
	2012	2011
Balance at January 1	$106	$55
Unrealized gain	67	216
Balance at September 30	$173	$271

Unrealized gains or losses on our Level 1 available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	September 30, 2012	December 31, 2011
Cumulative translation adjustment	$1,997	$1,961
Unrealized loss on available-for-sale security, net of taxes	(281)	(348)
Total accumulated other comprehensive income	$1,716	$1,613

(5)	Restructuring

In the three months ended September 30, 2012, we completed a restructuring initiative to reduce our workforce. This action was taken based upon our assessment of ongoing personnel needs. As a result, we incurred $830 of employee termination costs that were recorded in restructuring and other expenses in our statement of operations.

The following table sets forth the activity in the nine months ended September 30, 2012, related to restructuring activities undertaken in the third quarter of 2012 and in prior years:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2011	$970	$437	$1,407
Charges to expense	830	-	830
Payments	(882)	(323)	(1,205)
Non-cash adjustments	(275)	-	(275)
Balance at September 30, 2012	$643	$114	$757

See Note 13, Segment Information for restructuring and other expenses by segment.

(6)	Debt

In April 2010, we issued $200,000 of Senior Secured Notes (Notes) at 97.266% of the principal amount, which bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) and which will mature on May 1, 2015.  In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  In connection with the Notes, we incurred issuance costs of $9,015 and $1,528, respectively (which are recorded in other assets on the condensed consolidated balance sheets).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.

In the three months ended September 30, 2012 and 2011, we recorded $8,094 and $8,011, respectively, of interest expense related to the Notes, including $520 and $458, respectively, of amortization of debt issuance costs and $171 and $151, respectively, of amortization of net debt discount.  In the nine months ended September 30, 2012 and 2011, we recorded $24,217 and $21,104, respectively, of interest expense related to the Notes, including $1,512 and $1,187, respectively, of amortization of debt issuance costs and $498 and $578, respectively, of amortization of net debt discount.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(7)	Shareholders’ Equity

In the nine months ended September 30, 2012, we issued 1,410,491 shares of our common stock (including 53,574 shares subscribed at December 31, 2011) valued at $5,561 as consideration for insignificant acquisitions.  The value of the shares issued was based on the closing price of our common stock on the earlier of the date shares were issued or subscribed, discounted based upon a trading restriction.  We also issued 429,964 shares of restricted stock which immediately vested to current employees as settlement of contingent consideration arising for an insignificant acquisition.  The restricted shares were valued at $1,697 based on the closing price of our common stock on the date of issuance.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense included in the statements of operations:
Professional services cost of sales	$21	$8	$63	$27
Maintenance and EDI cost of sales	3	42	11	153
Sales and marketing	402	346	1,334	1,181
Product research and development	130	5	327	14
General and administrative	871	522	2,510	1,668
Total	$1,427	$923	$4,245	$3,043

Stock option activity in the nine months ended September 30, 2012 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2011	9,191,034
Options granted	4,425,000
Options exercised	(177,769)
Options forfeited and expired	(1,026,844)
Options outstanding, September 30, 2012	12,411,421

Options exercisable, September 30, 2012	5,173,438

As of September 30, 2012, there was approximately $17,176 of unrecognized compensation cost related to stock options that may be recognized in future periods.

(9)	Commitments and Contingencies

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  On September 18, 2012, the Appellate Court issued its decision reversing the trial court and determined that Mortimore must arbitrate his disputes with Merge. We have retained litigation counsel, intend to continue to defend this action vigorously and have filed a counterclaim for fraud, among other claims, against both Mortimore and Noshay.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

In January 2010, a purported stockholder class action complaint was filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  A second similar action was filed in the same Court in February 2010 and consolidated with the first action.  In March 2010, because AMICAS had terminated its previously executed merger agreement and agreed to be acquired by us, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, counsel for the plaintiffs filed an application for approximately $5,000 of attorneys’ fees for its work on this case, which fee petition AMICAS opposed.  We retained litigation counsel to defend against the fee petition.  On December 4, 2010, the court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS has appealed this judgment.  We previously tendered the defense in this matter to our appropriate insurers, which provided coverage against the claims asserted against AMICAS.  After receipt of the court’s attorneys’ fee award decision, the insurer denied policy coverage for approximately $2,500 of the fee award.  We do not believe that the insurer’s denial has merit and have retained counsel to contest it.  On June 6, 2011, the insurer filed an action against AMICAS and Merge in U.S. District Court for the Northern District of Illinois seeking a declaration that it is not responsible for the $2,500 portion of the judgment rendered on December 4, 2010 by the Superior Court of Suffolk County, Massachusetts.  Merge filed a counterclaim seeking a declaration that the insurer must pay the full amount of the Superior Court’s fee award, plus additional damages.  On April 30, 2012, the Northern District of Illinois federal court ruled in favor of our Motion for Summary Judgment.  The court ordered the insurer to pay the Massachusetts court judgment plus interest.  The insurer has appealed that court’s ruling.  We continue to vigorously assert all of our rights under our applicable insurance policies, which we believe cover the claims and expenses incurred by AMICAS or us in connection with the fee award.  We believe that the likelihood of a loss in excess of the amount of our recorded liability is remote.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District Court for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with an SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also sought to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  Merge is evaluating its further options with respect to the Scott Veech matter in Wisconsin state court.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech and will continue to pursue these claims, which have not been affected by the settlement with Mr. Linden.  We believe that the likelihood of a loss with respect to this matter is remote.

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

In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on Merge’s financial condition.  However, such matters could have a material adverse effect on our operating results and cash flows for a particular period.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

Guarantees

We assumed a guarantee to a lender on behalf of a customer in connection with an acquisition.  At September 30, 2012, the balance outstanding on the loan was approximately $276.  Revenue is recorded as the guarantee is reduced.

(10)	Transactions with Related Party

Merrick RIS, LLC (Merrick) and its affiliates, including Merrick Ventures, LLC (Merrick Ventures), beneficially own, as of September 30, 2012, approximately 31% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Effective January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly fee of $150. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion).  We paid $167 and $344 to Merrick for such services and recognized $200 and $296 in expenses in the three months ended September 30, 2012 and 2011, respectively. We paid $876 and $ 898 to Merrick for such services and recognized $794 and $840 in expenses in the nine months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012 and 2011, we have $50 and $246, respectively, recorded in accounts payable covering all obligations under this agreement.

Merrick Ventures owns over 70% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s chairman.  In December 2011, we entered into an agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $675.  In the nine months ended September 30, 2012, we recognized $155 in revenue under this agreement with the revenue coming in the three months ended March 31, 2012.  In addition, the agreement granted higi certain branding rights related to our health station business and requires higi to pay to us a fixed annual fee of one hundred dollars per station for each station that is branded with higi’s trademark and that includes higi’s user interface.  The agreement has an initial term of one year with continuing renewal rights and is subject to termination on 120 days advance notice from us.  On March 28, 2012, we entered into an agreement to sell to higi health stations and related equipment.  Under terms of the agreement we received a fixed payment of $2,750 in the three months ended March 31, 2012.  We recognized revenue of zero and $2,750, respectively, in the three and nine months ended September 30, 2012 under this agreement.

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

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Further limitations may apply to deferred tax assets if certain ownership changes occur.  There was no material change in unrecognized tax benefits in the nine months ended September 30, 2012.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(12)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  For the nine months ended September 30, 2011, earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.

In the three months ended September 30, 2012 and 2011, options to purchase 4,992,671 and 463,196 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net loss per share.  In the nine months ended September 30, 2012 and 2011, options to purchase 4,632,431 and 528,196 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net loss per share.

As a result of the losses in the three months ended September 30, 2012 and 2011, incremental shares from the assumed exercise of employee stock options totaling 7,418,750 and 8,579,478 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  As a result of the losses in the nine months ended September 30, 2012 and 2011, incremental shares from the assumed conversion of employee stock options and restricted stock awards totaling 7,778,990 and 8,514,478 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(13)	Segment Information

In the second quarter of 2012, we realigned our business into two operating groups to provide better focus on our two primary end users, providers and consumers.  Our Merge Healthcare operating  group, which represent about 87% of our total revenue, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data and Analytics) operating group, representing 13% of our revenues, focuses on the emergence of consumerism in healthcare, including health stations, clinical trials software and other consumer-focused solutions.  As a result of this change, effective in the second quarter of 2012, we have two reportable operating segments.

We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

The following tables present operating group financial information for the periods indicated.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$17,854	$3,378	$21,232	$56,911	$12,340	$69,251
Professional Services	7,808	3,469	11,277	20,873	9,700	30,573
Maintenance and EDI	27,158	727	27,885	82,694	1,740	84,434
Total net sales	$52,820	$7,574	$60,394	$160,478	$23,780	$184,258
Expenses	43,447	8,746	52,193	131,675	25,643	157,318
Segment income (loss)	$9,373	$(1,172)	8,201	$28,803	$(1,863)	26,940

Net corporate/other expenses (1)			10,343			35,098
Loss before income taxes			$(2,142)			$(8,158)

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$19,381	$679	$20,060	$55,606	$764	$56,370
Professional Services	6,775	5,224	11,999	16,429	14,485	30,914
Maintenance and EDI	28,018	-	28,018	81,042	15	81,057
Total net sales	$54,174	$5,903	$60,077	$153,077	$15,264	$168,341
Expenses	43,554	6,062	49,616	121,440	15,557	136,997
Segment income (loss)	$10,620	$(159)	10,461	$31,637	$(293)	31,344

Net corporate/other expenses (1)			11,716			33,002
Loss before income taxes			$(1,255)			$(1,658)

(1)
Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended September 30, 2012	$3,621	$926	$16	$4,563

Nine Months Ended September 30, 2012	$11,128	$2,704	$43	$13,875
Restructuring and Other One Time Charges
Three Months Ended September 30, 2012	$333	$497	$-	$830

Nine Months Ended September 30, 2012	$333	$497	$-	$830

Assets as of September 30, 2012	$403,818	$43,195	$7,153	$454,166

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended September 30, 2011	$4,023	$547	$10	$4,580

Nine Months Ended September 30, 2011	$15,122	$1,455	$722	$17,299
Restructuring and Other One Time Charges
Three Months Ended September 30, 2011	$1,151	$-	$-	$1,151

Nine Months Ended September 30, 2011	$1,115	$-	$-	$1,115

(14)	Guarantor Subsidiaries

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

(1)
In connection with any sale or other disposition of all or substantially all of the assets of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) Merge or a restricted subsidiary;

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

(2)
In connection with any sale or other disposition of the capital stock of that guarantor (including by way of merger or consolidation) to a person that is not (either before or after giving effect to such transaction) Merge or a restricted subsidiary, such that, immediately after giving effect to such transaction, such guarantor would no longer constitute a subsidiary of Merge;

(3)	If Merge designates any restricted subsidiary that is a guarantor to be an unrestricted subsidiary in accordance with the indenture; or

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

 General corporate expenses, including public company costs, certain amortization, corporate administration costs, acquisition-related expenses and net interest expense are included in the results of the parent (Merge Healthcare Incorporated).

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$1,132	$37,820	$3,260	$-	$42,212
Accounts receivable, net	-	62,112	8,194	-	70,306
Intercompany receivables	1,134	31,513	799	(33,446)	-
Other current assets	3,251	35,627	3,902	-	42,780
Total current assets	5,517	167,072	16,155	(33,446)	155,298
Net property and equipment	146	4,633	693	-	5,472
Purchased and developed software, net	-	20,509	516	-	21,025
Other intangible assets, net	-	38,087	608	-	38,695
Goodwill	-	212,908	1,369	-	214,277
Investment in and advances to subsidiaries	352,580	(799)	-	(351,781)	-
Other assets	6,493	4,709	8,197	-	19,399
Total assets	$364,736	$447,119	$27,538	$(385,227)	$454,166
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,167	$16,053	$1,258	$-	$19,478
Deferred revenue	-	46,443	1,665	-	48,108
Intercompany payables	5,055	11,987	16,457	(33,499)	-
Other accrued liabilities	11,823	21,746	1,426	-	34,995
Total current liabilities	19,045	96,229	20,806	(33,499)	102,581
Notes payable	249,869	-	-	-	249,869
Other long-term liabilities	2,747	5,245	649	-	8,641
Total liabilities	271,661	101,474	21,455	(33,499)	361,091
Total shareholders' equity	93,075	345,645	6,083	(351,728)	93,075
Total liabilities and shareholders' equity	$364,736	$447,119	$27,538	$(385,227)	$454,166

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,451	$28,003	$5,818	$-	$39,272
Accounts receivable, net	-	63,487	7,527	-	71,014
Intercompany receivables	-	29,108	635	(29,743)	-
Other current assets	595	29,579	3,814	-	33,988
Total current assets	6,046	150,177	17,794	(29,743)	144,274
Net property and equipment	113	3,753	525	-	4,391
Purchased and developed software, net	-	23,309	615	-	23,924
Other intangible assets, net	-	44,483	669	-	45,152
Goodwill	-	207,799	2,030	-	209,829
Investment in and advances to subsidiaries	340,637	(338)	-	(340,299)	-
Other assets	8,013	4,597	9,835	372	22,817
Total assets	$354,809	$433,780	$31,468	$(369,670)	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,124	$17,647	$1,343	$-	$22,114
Deferred revenue	-	49,678	1,568	-	51,246
Intercompany payables	2,176	8,580	24,086	(34,842)	-
Other accrued liabilities	4,921	18,729	1,244	-	24,894
Total current liabilities	10,221	94,634	28,241	(34,842)	98,254
Notes payable	249,371	67	-	-	249,438
Other long-term liabilities	2,746	6,381	725	372	10,224
Total liabilities	262,338	101,082	28,966	(34,470)	357,916
Total shareholders' equity	92,471	332,698	2,502	(335,200)	92,471
Total liabilities and shareholders' equity	$354,809	$433,780	$31,468	$(369,670)	$450,387

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$54,025	$6,369	$-	$60,394
Cost of sales	-	23,869	985	-	24,854
Gross margin	-	30,156	5,384	-	35,540
Selling, research and development, general and administrative expenses	1,638	21,574	3,646	-	26,858
Acquisition-related expenses	(762)	-	-	-	(762)
Restructuring and other expenses	-	826	4	-	830
Depreciation and amortization	16	2,569	66	-	2,651
Total operating costs and expenses	892	24,969	3,716	-	29,577
Operating income (loss)	(892)	5,187	1,668	-	5,963
Equity in net income of subsidiaries	5,313	(881)	-	(4,432)	-
Other, net	(8,248)	51	92	-	(8,105)
Other income (expense)	(2,935)	(830)	92	(4,432)	(8,105)
Income (loss) before income taxes	(3,827)	4,357	1,760	(4,432)	(2,142)
Income tax expense	-	820	864	-	1,684
Net income (loss)	$(3,827)	$3,537	$896	$(4,432)	$(3,826)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$54,690	$5,387	$-	$60,077
Cost of sales	-	22,653	1,296	-	23,949
Gross margin	-	32,037	4,091	-	36,128
Selling, research and development, general and administrative expenses	$(2,713)	$22,302	$5,341	-	24,930
Acquisition-related expenses	743	-	-	-	743
Restructuring and other expenses	-	1,006	145	-	1,151
Depreciation, amortization and impairment	10	2,278	64	-	2,352
Total operating costs and expenses	(1,960)	25,586	5,550	-	29,176
Operating income (loss)	1,960	6,451	(1,459)	-	6,952
Equity in net income of subsidiaries	5,741	(26)	-	(5,715)	-
Other, net	(8,257)	(30)	80	-	(8,207)
Other income (expense)	(2,516)	(56)	80	(5,715)	(8,207)
Income (loss) before income taxes	(556)	6,395	(1,379)	(5,715)	(1,255)
Income tax expense (benefit)	457	(215)	(484)	-	(242)
Net income (loss)	$(1,013)	$6,610	$(895)	$(5,715)	$(1,013)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$167,513	$16,745	$-	$184,258
Cost of sales	-	73,843	3,290	-	77,133
Gross margin	-	93,670	13,455	-	107,125
Selling, research and development, general and administrative expenses	2,581	69,881	8,151	-	80,613
Acquisition-related expenses	2,444	-	-	-	2,444
Restructuring and other expenses	-	826	4	-	830
Depreciation and amortization	42	7,941	200	-	8,183
Total operating costs and expenses	5,067	78,648	8,355	-	92,070
Operating income (loss)	(5,067)	15,022	5,100	-	15,055
Equity in net income of subsidiaries	16,888	(2,451)	-	(14,437)	-
Other, net	(23,389)	265	(89)	-	(23,213)
Other income (expense)	(6,501)	(2,186)	(89)	(14,437)	(23,213)
Income (loss) before income taxes	(11,568)	12,836	5,011	(14,437)	(8,158)
Income tax expense	1	1,787	1,622	-	3,410
Net income (loss)	$(11,569)	$11,049	$3,389	$(14,437)	$(11,568)

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$148,484	$19,857	$-	$168,341
Cost of sales	-	60,830	3,953	-	64,783
Gross margin	-	87,654	15,904	-	103,558
Selling, research and development, general and administrative expenses	(309)	57,963	12,445	-	70,099
Acquisition-related expenses	1,222	-	-	-	1,222
Restructuring and other expenses	-	970	145	-	1,115
Depreciation, amortization and impairment	270	9,678	277	-	10,225
Total operating costs and expenses	1,183	68,611	12,867	-	82,661
Operating income (loss)	(1,183)	19,043	3,037	-	20,897
Equity in net income of subsidiaries	20,815	(1,313)	-	(19,502)	-
Other, net	(22,720)	(190)	355	-	(22,555)
Other income (expense)	(1,905)	(1,503)	355	(19,502)	(22,555)
Income (loss) before income taxes	(3,088)	17,540	3,392	(19,502)	(1,658)
Income tax expense	1,199	226	1,204	-	2,629
Net income (loss)	$(4,287)	$17,314	$2,188	$(19,502)	$(4,287)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,569)	$11,049	$3,389	$(14,437)	$(11,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	46	13,533	296	-	13,875
Share-based compensation	2,165	1,972	108	-	4,245
Change in contingent consideration for acquisitions	1,547	(297)	-	-	1,250
Amortization of notes payable issuance costs & discount	2,010	-	-	-	2,010
Provision for doubtful accounts receivable and allowances, net of recoveries	-	1,854	(567)	-	1,287
Deferred income taxes	-	1,059	1,641	-	2,700
Unrealized gain on equity security	(982)		-	-	(982)
Net change in assets and liabilities (net of effects of acquisitions)	(18,043)	1,077	(5,143)	14,437	(7,672)
Net cash provided by (used in) operating activities	(24,826)	30,247	(276)	-	5,145
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(876)	-	-	(876)
Purchases of property, equipment, and leasehold improvements	(75)	(1,648)	(253)	-	(1,976)
Intercompany advances	-	(17,638)	(2,520)	20,158	-
Change in restricted cash	(38)	-	-	-	(38)
Net cash provided by (used in) investing activities	(113)	(20,162)	(2,773)	20,158	(2,890)
Cash flows from financing activities:
Intercompany advances	19,658	-	500	(20,158)	-
Proceeds from exercise of stock options and employee stock purchase plan	924	-	-	-	924
Principal payments on notes payable	-	-	(35)	-	(35)
Principal payments on capital leases	-	(267)	-	-	(267)
Net cash provided by (used in) financing activities	20,582	(267)	465	(20,158)	622
Effect of exchange rates on cash and cash equivalents	-	-	24	-	24
Net increase (decrease) in cash and cash equivalents	(4,357)	9,818	(2,560)	-	2,901
Cash and cash equivalents (net of restricted cash), beginning of period	4,906	27,841	5,819	-	38,566	(1)
Cash and cash equivalents (net of restricted cash), end of period	$549	$37,659	$3,259	$-	$41,467	(2)

(1)	Net of restricted cash of $707 at December 31, 2011.
(2)	Net of restricted cash of $745 at September 30, 2012.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(4,287)	$17,314	$2,188	$(19,502)	$(4,287)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	1,029	15,987	283	-	17,299
Share-based compensation	1,435	1,545	63	-	3,043
Change in contingent consideration for acquisitions	-	128	-	-	128
Amortization of notes payable issuance costs and discount	1,765	-	-	-	1,765
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	160	625	-	785
Deferred income taxes	5,861	87	1,242	-	7,190
Realized gain on sale of equity security	-	-	(405)	-	(405)
Net change in assets and liabilities (net of effects of acquisitions)	(22,379)	(10,268)	(6,439)	19,502	(19,584)
Net cash provided by (used in) operating activities	(16,576)	24,953	(2,443)	-	5,934
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(477)	-	-	(477)
Purchases of property, equipment, and leasehold improvements	-	(1,569)	-	-	(1,569)
Intercompany advances	21,132	-	-	(21,132)	-
Change in restricted cash	140	800	-	-	940
Distribution from investment in equity security	-	-	405	-	405
Net cash provided by (used in) investing activities	21,272	(1,246)	405	(21,132)	(701)
Cash flows from financing activities:
Intercompany advances	-	(21,992)	860	21,132	-
Proceeds from issuance of term notes	53,560	-	-	-	53,560
Note issuance costs paid	(1,528)	-	-	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	878	-	-	-	878
Principal payments on capital leases and notes	-	(4,596)	-	-	(4,596)
Redemption and retirement of preferred stock	(41,750)	-	-	-	(41,750)
Preferred stock dividends	(7,328)	-	-	-	(7,328)
Net cash provided by (used in) financing activities	3,832	(26,588)	860	21,132	(764)
Effect of exchange rates on cash and cash equivalents	-	-	127	-	127
Net increase (decrease) in cash and cash equivalents	8,528	(2,881)	(1,051)	-	4,596
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382	(1)
Cash and cash equivalents (net of restricted cash), end of period	$8,714	$32,033	$3,231	$-	$43,978	(2)

(1)	Net of restricted cash of $1,647 at December 31, 2010
(2)	Net of restricted cash of $707 at September 30, 2011

(15)	Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-02, Intangibles — Goodwill and Other — Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted.  We do not expect adoption of this ASU will have a material impact on our results of operations, financial position or cash flows.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited and in thousands, except for share and per share data)

In June 2011, FASB issued AASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  We adopted this amendment as of January 1, 2012, and it did not impact the presentation of comprehensive income in our consolidated condensed financial statements.

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

Our solutions optimize processes for healthcare providers ranging in size from single provider practices to large health systems, to the sponsors of clinical trials and medical device manufacturers.  These solutions are licensed by more than 1,500 hospitals, 6,000 clinics and labs, 250 medical device manufacturers and by top pharmaceutical companies world-wide. We believe that we have an opportunity to grow revenue by expanding our solution footprint with existing customers, as only a small percent currently have more than one of our enterprise solutions.

In the second quarter of 2012, we announced the creation of two operating groups to provide better visibility to our investors, end users, healthcare providers and consumers.  The operating group named Merge Healthcare represents approximately 87% of our total revenue and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics) represents about 13% of total revenues and focuses on the emergence of consumerism in healthcare, including health stations, data capture software and other consumer-focused solutions.  As a result of this change, effective in the second quarter of 2012, we have two reportable operating groups.

Merge Healthcare primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  Today, the majority of Merge Healthcare revenue is generated through perpetual license agreements with our customers.  Under this type of arrangement, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  Merge Healthcare backlog of non-recurring revenue was approximately $31.1 million as of September 30, 2012.  Merge Healthcare also generates revenue through subscription-based pricing arrangements in which software, hardware and professional services are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts structured with monthly payments (including leases), long-term clinical trials or renewable annual software contracts (with very high renewal rates).  As a result of recent buying trends of our customers, Merge Healthcare expects to see an increase in the demand for subscription-based arrangements.  Due to the length of sales cycles with our customers, Merge Healthcare would expect these types of arrangements to become more prevalent in the second half of 2012 and beyond.  In the third quarter of 2012, subscription revenue was approximately 15% of total net sales and subscription revenue backlog as of September 30, 2012 was $40.3 million.

Index

Business Segments

Effective in the second quarter of 2012, we have reportable operating groups which we have designated Merge Healthcare and Merge DNA.  We evaluate the performance of each operating group based on its respective revenues and operating income, which excludes certain corporate costs, interest expense, amortization of issuance and note discount costs and income taxes.

The following tables provide operating group information for the periods indicated, based on GAAP reported information.  All amounts are in thousands, except percentages.

Merge Healthcare Segment	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011	$	%	2012	2011	$	%
Net sales:
Software and other	$17,854	$19,381	$(1,527)	-7.9%	$56,911	$55,606	$1,305	2.3%
Professional Services	7,808	6,775	1,033	15.2%	20,873	16,429	4,444	27.0%
Maintenance and EDI	27,158	28,018	(860)	-3.1%	82,694	81,042	1,652	2.0%
Total net sales	52,820	54,174	(1,354)	-2.5%	$160,478	$153,077	7,401	4.8%
Expenses	43,447	43,554	(107)	-0.2%	131,675	121,440	10,235	8.4%
Segment income	$9,373	$10,620	$(1,247)	-11.7%	$28,803	$31,637	$(2,834)	-9.0%

Merge DNA Segment	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2012	2011		%	2012	2011		%
Net sales:
Software and other	$3,378	$679	$2,699	NM	$12,340	$764	$11,576	NM
Professional Services	3,469	5,224	(1,755)	-33.6%	9,700	14,485	(4,785)	-33.0%
Maintenance and EDI	727	-	727	NM	1,740	15	1,725	NM
Total net sales	7,574	5,903	1,671	28.3%	$23,780	$15,264	8,516	55.8%
Expenses	8,746	6,062	2,684	44.3%	25,643	15,557	10,086	64.8%
Segment loss	$(1,172)	$(159)	$(1,013)	NM	$(1,863)	$(293)	$(1,570)	NM

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated in 2012 and non-recurring and subscription backlog as of September 30, 2012.  All amounts are in thousands, except percentages.

	Three Months Ended September 30, 2012						Nine Months Ended September 30, 2012
	Healthcare		DNA		Total		Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%	$	%	$	%	$	%
Maintenance & EDI	$27,158	51.4%	$727	9.6%	$27,885	46.2%	$82,694	51.5%	$1,740	7.3%	$84,434	45.8%
Subscription	2,329	4.4%	6,847	90.4%	9,176	15.2%	10,053	6.3%	19,290	81.1%	29,343	15.9%
Non-recurring	23,333	44.2%	-	0.0%	23,333	38.6%	67,731	42.2%	2,750	11.6%	70,481	38.3%
Total	$52,820	100.0%	$7,574	100.0%	$60,394	100.0%	$160,478	100.0%	$23,780	100.0%	$184,258	100.0%

	Backlog as of September 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$10,860	25.9%	$29,453	100.0%	$40,313	56.5%
Non-recurring	31,078	74.1%	-	0.0%	31,078	43.5%
Total	$41,938	100.0%	$29,453	100.0%	$71,391	100.0%

Index

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended September 30,				Change
	2012	% (1)	2011	% (1)	$	%

Net sales:
Software and other	$21,232	35.2%	$20,060	33.4%	$1,172	5.8%
Professional services	11,277	18.7%	11,999	20.0%	(722)	-6.0%
Maintenance and EDI	27,885	46.2%	28,018	46.6%	(133)	-0.5%
Total net sales	60,394	100.0%	60,077	100.0%	317	0.5%
Cost of sales:
Software and other	9,143	43.1%	8,909	44.4%	234	2.6%
Professional services	6,511	57.7%	5,403	45.0%	1,108	20.5%
Maintenance and EDI	7,288	26.1%	7,409	26.4%	(121)	-1.6%
Depreciation and amortization	1,912	3.2%	2,228	3.7%	(316)	-14.2%
Total cost of sales	24,854	41.2%	23,949	39.9%	905	3.8%
Total gross margin	35,540	58.8%	36,128	60.1%	(588)	-1.6%

Gross margin by net sales category (2)
Software and other	12,089	56.9%	11,151	55.6%	938	8.4%
Professional services	4,766	42.3%	6,596	55.0%	(1,830)	-27.7%
Maintenance and EDI	20,597	73.9%	20,609	73.6%	(12)	-0.1%

Operating expenses:
Sales and marketing	10,807	17.9%	10,235	17.0%	572	5.6%
Product research and development	8,268	13.7%	7,195	12.0%	1,073	14.9%
General and administrative	7,783	12.9%	7,500	12.5%	283	3.8%
Acquisition-related expenses	(762)	-1.3%	743	1.2%	(1,505)	NM (3)
Restructuring and other expenses	830	1.4%	1,151	1.9%	(321)	-27.9%
Depreciation and amortization	2,651	4.4%	2,352	3.9%	299	12.7%
Total operating costs and expenses	29,577	49.0%	29,176	48.6%	401	1.4%
Operating income	5,963	9.9%	6,952	11.6%	(989)	-14.2%
Other income (expense), net	(8,105)	-13.4%	(8,207)	-13.7%	102	-1.2%
Loss before income taxes	(2,142)	-3.5%	(1,255)	-2.1%	(887)	70.7%
Income tax expense (benefit)	1,684	2.8%	(242)	-0.4%	1,926	NM (3)
Net loss	$(3,826)	-6.3%	$(1,013)	-1.7%	$(2,813)	NM (3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2012 were $21.2 million, an increase of $1.2 million, or 5.8%, from $20.0 million in 2011.  Software and other sales increased $2.7 million in our DNA segment, primarily due to sales and rentals of health stations (of which we had none in 2011) as well as an increase in clinical trials software.  This increase was partially offset by a $1.5 million decrease in our Healthcare operating group, primarily due to a decline in hardware sales.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2012 were $11.3 million, a decrease of $0.7 million, or 6.0%, from $12.0 million in 2011.  Sales decreased $1.8 million in our DNA segment, primarily due to our clinical trials sales having a larger software component than 2011.  With the offering of our new customer configurable clinical trials platform in June 2012, we would expect less professional services as part of the overall contract. This decrease was offset by a $1.0 million increase in our Healthcare segment sales due to a greater number of installation projects in 2012 compared to 2011.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Index

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $12.1 million in 2012, an increase of $0.9 million, or 8.4%, from $11.2 million in 2011.  Gross margin as a percentage of software and other sales increased to 56.9% in 2012 from 55.6% in 2011, primarily due to a decrease in hardware sales, which are at lower margins than software only sales.  Hardware sales were 36.5% of software and other sales in 2012 compared to 39.8% in 2011.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $4.8 million in 2012, a decrease of $1.8 million, or 27.7%, from $6.6 million in 2011.  Gross margin as a percentage of professional service sales decreased to 42.3% in 2012 from 55.0% in 2011, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $20.6 million in 2012, consistent with gross margin in 2011 of $20.6 million.  Gross margin as a percentage of maintenance and EDI sales was 73.9% in 2012, consistent with the percentage in 2011 of 73.6%.

Sales and Marketing

Sales and marketing expense increased $0.6 million, or 5.6%, to $10.8 million in 2012 from $10.2 million in 2011. As a percentage of net sales, sales and marketing expense increased by 0.9% to 17.9% due to efforts throughout 2011 to increase sales headcount, which resulted in greater personnel-related costs than the prior year, as well as continued investment to enhance the Merge brand in 2012.

Product Research and Development

Product research and development expense increased $1.1 million, or 14.9%, to $8.3 million in 2012 from $7.2 million in 2011, primarily due to an increase in headcount and related expenses.  As a percentage of net sales, product research and development increased by 1.7% to 13.7% in 2012.  We expect that our quarterly product research and development expense as a percentage of sales will remain relatively constant in 2012.

General and Administrative

General and administrative expense increased $0.3 million, or 3.8%, to $7.8 million in 2012 from $7.5 million in 2011.  As a percentage of net sales, general and administrative expenses increased by 0.4% to 12.9% primarily due to a $0.3 million increase in stock compensation expense in 2012.

Restructuring and Other Expenses

Restructuring and other expenses decreased $0.3 million in 2012 compared to 2011.  The 2012 expense of $0.8 million was due to our restructuring initiative that commenced in September 2012.  The 2011 expense of $1.1 million was due to our restructuring initiative announced in August 2011.

Depreciation and Amortization

Depreciation and amortization expense increased $0.3 million, or 12.7%, to $2.7 million in 2012 from $2.4 million in 2011, primarily due an overall increase in amortization on certain intangible assets which are not amortized on a straight-line basis (consistent with the expected cash flows for such assets).

Income Tax Expense (Benefit)

In 2012, we recorded income tax expense of $1.7 million, compared to an income tax benefit of $0.2 million recorded in 2011.  The amounts differ from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance and the deferred tax effect of tax deductible goodwill amortization.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Index

 Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Nine Months Ended September 30,						Change
	2012	%	(1)	2011	%	(1)	$	%

Net sales:
Software and other	$69,251	37.6%		$56,370	33.5%		$12,881	22.9%
Professional services	30,573	16.6%		30,914	18.4%		(341)	-1.1%
Maintenance and EDI	84,434	45.8%		81,057	48.2%		3,377	4.2%
Total net sales	184,258	100.0%		168,341	100.0%		15,917	9.5%
Cost of sales:
Software and other	29,140	42.1%		20,167	35.8%		8,973	44.5%
Professional services	18,415	60.2%		15,482	50.1%		2,933	18.9%
Maintenance and EDI	23,886	28.3%		22,060	27.2%		1,826	8.3%
Depreciation and amortization	5,692	3.1%		7,074	4.2%		(1,382)	-19.5%
Total cost of sales	77,133	41.9%		64,783	38.5%		12,350	19.1%
Total gross margin	107,125	58.1%		103,558	61.5%		3,567	3.4%

Gross margin by net sales category (2)
Software and other	40,111	57.9%		36,203	64.2%		3,908	10.8%
Professional services	12,158	39.8%		15,432	49.9%		(3,274)	-21.2%
Maintenance and EDI	60,548	71.7%		58,997	72.8%		1,551	2.6%

Operating expenses:
Sales and marketing	32,474	17.6%		26,781	15.9%		5,693	21.3%
Product research and development	24,310	13.2%		20,964	12.5%		3,346	16.0%
General and administrative	23,829	12.9%		22,354	13.3%		1,475	6.6%
Acquisition-related expenses	2,444	1.3%		1,222	0.7%		1,222	100.0%
Restructuring and other expenses	830	0.5%		1,115	0.7%		(285)	-25.6%
Depreciation, amortization and impairment	8,183	4.4%		10,225	6.1%		(2,042)	-20.0%
Total operating costs and expenses	92,070	50.0%		82,661	49.1%		9,409	11.4%
Operating income	15,055	8.2%		20,897	12.4%		(5,842)	-28.0%
Other income (expense), net	(23,213)	-12.6%		(22,555)	-13.4%		(658)	2.9%
Loss before income taxes	(8,158)	-4.4%		(1,658)	-1.0%		(6,500)	NM	(3)
Income tax expense	3,410	1.9%		2,629	1.6%		781	29.7%
Net loss	$(11,568)	-6.3%		$(4,287)	-2.5%		$(7,281)	169.8%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2012 were $69.3 million, an increase of $12.9 million, or 22.9%, from $56.4 million in 2011.  Software and other sales increased $11.6 million in our DNA segment, primarily due to $7.4 million in sales and rentals of health stations (of which we had none in 2011) as well as an increase in clinical trials software sales of $4.4 million.  Software and other sales also increased $1.3 million in our Healthcare segment, primarily due to an increase in our interoperability solution, which was introduced in January 2011.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2012 were $30.6 million, a decrease of $0.3 million, or 1.1%, from $30.9 million in 2011.  Professional services sales in our Healthcare segment increased $4.4 million, primarily due to a greater number of projects in 2012 compared to 2011.  This increase was offset by a decrease of $4.7 million in our DNA segment, primarily due to an enhancement to the clinical trial platform that resulted in less professional services being required.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Index

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2012 were $84.4 million, an increase of $3.4 million, or 4.2%, from $81.0 million in 2011 primarily due to maintenance revenue related to new contracts in our Healthcare segment which exceeded the rate of attrition from our existing maintenance customer base.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $40.1 million in 2012, an increase of $3.9 million, or 10.8%, from $36.2 million in 2011.  Gross margin as a percentage of software and other sales decreased to 57.9% in 2012 from 64.2% in 2011, due to an increase in hardware sales, which are at lower margins than software only sales.  Hardware sales were 39.5% of software and other sales in 2012 compared to 29.6% in 2011.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $12.2 million in 2012, a decrease of $3.2 million, or 21.2%, from $15.4 million in 2011.  Gross margin as a percentage of professional service sales decreased to 39.8% in 2012 from 49.9% in 2011, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $60.5 million in 2012, an increase of $1.5 million, or 2.6%, from $59.0 million in 2011.  Gross margin as a percentage of maintenance and EDI sales decreased to 71.7% in 2012 compared to 72.8% in 2011, primarily due to an increase in third party maintenance costs.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1.4 million, or 19.5%, to $5.7 million in 2012 from $7.1 million in 2011, primarily due to a decrease in amortization related to certain intangible assets which became fully amortized in the second quarter of 2011.  Also, amortization decreased on certain intangible assets which are not amortized on a straight-line basis (consistent with the expected cash flows for such assets).

Sales and Marketing

Sales and marketing expense increased $5.7 million, or 21.3%, to $32.5 million in 2012 from $26.8 million in 2011. As a percentage of net sales, sales and marketing expense increased by 1.7% to 17.6% due to efforts in the second half of 2011 and into 2012 to increase sales headcount, which resulted in greater personnel-related costs than the prior year, as well as continued investment to enhance the Merge brand in 2012.

Product Research and Development

Product research and development expense increased $3.3 million, or 16.0%, to $24.3 million in 2012 from $21.0 million in 2011, primarily due to an increase in headcount and related expenses. As a percentage of net sales, product research and development increased to 13.2% in 2012 compared to 12.5% in 2011.  We expect that our quarterly product research and development expense as a percentage of sales will remain relatively constant in 2012.

General and Administrative

General and administrative expense increased $1.5 million, or 6.6%, to $23.8 million in 2012 from $22.4 million in 2011, primarily due to a $1.4 million increase in legal expenses (see Note 9 to the Condensed Consolidated Financial Statements for more information), an increase of $1.0 million in our allowance for doubtful accounts and an increase in stock compensation cost of $0.8 million, offset by $1.2 million in bonus expense recorded in 2011 and a $0.3 million decrease in other professional fees.  As a percentage of net sales, general and administrative expenses decreased by 0.4% to 12.9%.  We expect to leverage the current level of general and administrative expenses during 2012.

Restructuring and Other Expenses

Restructuring and other expenses decreased $0.3 million in 2012 compared to 2011.  The 2012 expense of $0.8 million was due to our restructuring initiative that commenced in September 2012.  The 2011 expense of $1.1 million was due to our restructuring initiative announced in August 2011.

Index

Acquisition-related Expenses

Acquisition-related expenses increased $1.2 million in 2012 to $2.4 million, from $1.2 million in 2011.  The 2012 expense is comprised of $1.6 million in contingent consideration paid for an insignificant acquisition, as well as $0.8 million in professional fees.  The 2011 expense is comprised of $1.6 million of professional fees related to two acquisitions, offset by a $0.4 million credit for a breakup fee received.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $2.0 million, or 20.0%, to $8.2 million in 2012 from $10.2 million in 2011, primarily due to a $2.8 million charge for the impairment of trade names associated with certain products upon completion of a product rebranding initiative in the second quarter of 2011, offset by an overall increase in amortization due to intangible assets acquired in the second half of 2011 and first quarter of 2012.

Other Income (Expense), Net

Net other expense increased $0.7 million in 2012, primarily due to an additional $3.0 million in interest expense and amortization of issuance costs and note discount associated with our additional $52.0 million in Senior Secured Notes issued in June 2011, offset by debt refinancing costs of $1.4 million in 2011 and a mark to market adjustment on an investment of $1.0 million during 2012.

Income Tax Expense (Benefit)

In 2012, we recorded income tax expense of $3.4 million, compared to $2.6 million of income tax expense recorded in 2011.   The amounts in 2012 and 2011 differ from the statutory rate primarily due to non-cash income tax expense being recorded for profitable foreign operations that cannot be offset by unprofitable U.S. domestic operations requiring a full valuation allowance and the deferred effect of tax deductible goodwill amortization.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $42.2 million at September 30, 2012, an increase of approximately $2.9 million, or 7.5%, from our balance of $39.3 million at December 31, 2011.  In addition, our working capital was $52.7 million at September 30, 2012, an increase of $6.7 million from our working capital of $46.0 million at December 31, 2011.

The change in cash and cash equivalents during the nine month periods ended September 30, 2012 and 2011 is attributed to the following factors:

	Nine Months Ended September 30,
	2012	2011
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Issuance of debt and equity	$-	$53.6
Debt and equity issuance costs	-	(3.0)
Retirement of debt	-	(4.6)
Redemption of preferred stock	-	(41.8)
Payments of preferred stock dividends	-	(7.3)
Interest paid, net	(14.8)	(10.9)
Acquisitions	(0.9)	(2.1)
Restructuring initiatives	(1.2)	(1.6)
Acquisition related costs	(0.8)	(0.9)
Proceeds from stock option exercises	0.7	-
Property and equipment purchases	(2.0)	(1.6)
Settlements with former officers	-	(0.9)
Other non-operating cash flows	-	0.4
Business operations	21.9	24.4
Increase in cash	$2.9	$3.7

Index

Cash generated from business operations in 2012 includes the payment of a company-wide 2011 bonus of $2.7 million to eligible employees.

Operating Cash Flows

As set forth in the consolidated statements of cash flows, cash provided by operating activities was $5.1 million in 2012, compared to cash provided by operating activities of $5.9 million in 2011.  The net loss in 2012 of $11.6 million includes non-cash expenses of $24.4 million and interest expense on our Notes of $12.3 million which is not payable until November 2012.

In addition to the payments related to restructuring initiatives as noted in the table above, we have remaining payments as of September 30, 2012 of $0.8 million which we expect will be paid by December 31, 2012.

Accounts receivable days sales outstanding was 106 days for the third quarter of 2012 compared to 101 days for the third quarter of 2011.

Investing Cash Flows

In the nine months ended September 30, 2012, we paid $0.9 million to complete an insignificant acquisition and $2.0 million to purchase fixed assets.

Financing Cash Flows

In the nine months ended September 30, 2012, we received $0.9 million in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.

Contractual Obligations

Total outstanding commitments as of September 30, 2012 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$17,093	$3,403	$3,388	$3,013	$7,289
Capital leases (including interest)	1,493	503	990	-	-
Acquisition obligations	6,217	3,274	2,875	68	-
Notes payable (including interest)	340,882	29,630	311,235	17	-
Total	$365,685	$36,810	$318,488	$3,098	$7,289

The above obligations include lease payments, net of contractually committed sub-lease income of $0.1 million, zero, zero and zero in the respective periods indicated, involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.7 million (primarily letters-of-credit related to our leased facilities) and a $0.3 million guarantee to a lender on behalf of a customer at September 30, 2012, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of September 30, 2012, approximately $3.3 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended September 30, 2012 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2012, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $42.2 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable subject to changes in short-term interest rates.  At current investment levels, our net income (loss) would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of September 30, 2012, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2012.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed discussion of these factors, which have not materially changed other than as reflected below.

Our efforts to explore strategic alternatives may not result in a definitive transaction and may create a distraction for our management and uncertainty that may adversely affect our business and operating results.

As previously announced on September 6, 2012, our Board of Directors has retained Allen & Company LLC, a New York-based investment bank, to assist in exploring and evaluating a broad range of strategic alternatives, including, but not limited to, a sale of Merge or a business combination.  We do not have a defined timeline for the strategic review, and there can be no assurance that the review will result in any specific action or transaction.  There are various risks and uncertainties relating to our evaluation of strategic alternatives.  Evaluation and negotiation of a potential transaction may distract management from focusing its time and resources on day-to-day operations of Merge and may result in the loss of business opportunities, which could have an adverse effect on our business and operating results.  Also, the current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete a transaction could result in a decline in the market price of our common stock.  We may be subject to litigation regarding the strategic review process and any potential transaction that may result.  The costs associated with our evaluation of strategic alternatives may be substantial and we will incur these costs regardless of whether a transaction is ultimately consummated.  Additionally, perceived uncertainties as to our future direction may result in increased difficulties in retaining key employees and recruiting new employees and may cause business partners to terminate, or not enter into or renew, their business arrangements with us.  Any of the foregoing factors could materially and adversely affect our business and operating results.

We are Subject to Government Regulation, Changes to which could Negatively Impact our Business.

We are subject to regulation in the U.S. by the Food and Drug Administration (“FDA”), including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities.  We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (the “FDCA Act”), regulations promulgated under the FDCA Act, and any other applicable regulatory requirements.  For example, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities.  Complying with these regulations could be time consuming and expensive, and may include:

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

Following an inspection by the FDA earlier in 2012, one of our suppliers received a FDA warning letter seeking responses to certain process issues that the FDA had identified.  Both Merge and our supplier responded to the FDA on October 4, 2012, and have undertaken a number of corrective actions in response to the FDA warning letter.

There can be no assurance, however, that our actions or the actions of our supplier taken in response to the FDA warning letter will be deemed adequate by the FDA or that additional actions will not be required by us.  In addition, we remain subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake additional actions to comply with the FDCA Act and any other applicable regulatory requirements.  Any failure by us to comply with the FDCA Act and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our software solutions.  The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

See also the discussions in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Part I, Item 4, “Controls and Procedures” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the nine months ended September 30, 2012, we issued 1,410,491 shares of our common stock as partial consideration for an insignificant acquisition.  These shares were issued pursuant to an exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)	Exhibits
See Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

November 2, 2012	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

November 2, 2012	By:	/s/ Steven M. Oreskovich
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