Form 10-K
period 2012-12-31
MERGE HEALTHCARE INC
filed 2013-03-11
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2012, based upon the closing sale price of the Common Stock on June 30, 2012, as reported on The NASDAQ Global Select Market, was approximately $263,686,660.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 5, 2013:  93,459,177

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2013 Annual Meeting of Shareholders.

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

Overview

Merge Healthcare develops software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

We are a Delaware corporation that was founded in 1987.  Our principal executive offices are located at 200 East Randolph Street, 24th Floor, Chicago, Illinois, 60601-6436, and our telephone number there is (312) 565-6868.  Our website address, which we use to communicate important business information, can be accessed at: www.merge.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).  Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Also, the SEC Internet site (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

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

In the second quarter of 2012, we announced the creation of two operating groups to provide better visibility to our investors, end users, healthcare providers and consumers.  The operating group named Merge Healthcare represents approximately 87% of our total revenue and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics) represents the remaining revenue and focuses on the emergence of consumerism in healthcare, including health stations, data capture software and other consumer-focused solutions.  As a result of this change, effective in the second quarter of 2012, we have two reportable operating groups.

Merge Healthcare primarily generates revenue from the sale of software (including upgrades); hardware, professional services, maintenance and electronic data interchange (EDI) services.  Today, the majority of total revenue is generated through perpetual license agreements with our customers.  Merge DNA derives the vast majority of its revenue from software, professional services and hosting through subscription arrangements. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was approximately $31.2 million and $45.1 million as of December 31, 2012 and 2011, respectively.  We also generate revenue through subscription-based pricing arrangements in which the contract elements are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts structured with monthly payments (including leases), long-term clinical trials or renewable annual software contracts (with very high renewal rates).  As of December 31, 2012 subscription revenue backlog was $45.6 million.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Index

Healthcare IT Industry

We believe there are several factors that should be favorable for the global healthcare IT industry over the next few years.  In the U.S., the recognition that healthcare IT is essential to help control healthcare costs and improve quality contributed to the inclusion of healthcare IT incentives in the American Recovery and Reinvestment Act (ARRA).  The ARRA and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions included more than $35 billion in incentives which reward providers who use certified electronic health records (EHRs) in a meaningful way.  According to the Centers for Medicare and Medicaid Services (CMS), more than 100,000 professionals and hospitals have benefitted from the Medicare and Medicaid EHR Incentive Program with aggregate payments of about $9.3 billion as of December 2012.   These incentives are contributing to increased demand for a broader segment of healthcare IT solutions and services in the United States.  In addition, we believe long-term revenue growth opportunities outside the United States remain significant because other countries are also focused on controlling healthcare spending while improving the efficiency and quality of care that is delivered.  Many countries recognize healthcare IT as an important piece of the solution to these issues.

As providers adopt EHRs, we believe the need for solutions such as our iConnect platform, which offers connectivity, access to medical images and interoperability between providers and other healthcare constituents will be significant.  Imaging is an essential component of healthcare delivery across the continuum of care.  Increasing physician awareness and utilization of imaging to aid in patient diagnosis (including its use as a preventive screening method), as well as an increased availability of diagnostic imaging equipment in medical centers and hospitals, has fueled the growth of the diagnostic imaging industry.  In addition, U.S. demographic trends and the opportunity for greater international adoption of medical imaging should provide the basis for long-term, sustainable growth in imaging volumes.  We believe Merge is well positioned to benefit from these expected increases in demand due to our large footprint in United States hospitals and physician practices and our expansion into additional imaging specialties.

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

Merge Growth Strategy

Our strategy is to be a leading provider of integrated, global healthcare IT solutions and services that improve the exchange of healthcare information.  We believe the growth drivers for Merge are the importance of imaging and the need for interoperability. Imaging continues to be a critical component of healthcare delivery across the continuum of care.  We believe that an electronic medical record can only be considered meaningful if imaging data is included.

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

Index

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

o
Clinical information systems. These systems provide a complete electronic record of a medical procedure across a variety of specialties – including Merge OrthoEMR for orthopaedics, and Merge RIS for radiology.

o
Revenue Cycle Management. We offer software and services for the revenue cycle management of physician practices. These solutions can be used across many physician specialties, but our solutions are most commonly used by radiology practices, imaging centers and billing services.

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

Index

In addition, major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others, specializing in the healthcare industry, offer competitive software solutions or services. The pace of change in the healthcare IT market is rapid and there are frequent new software solutions or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the quality, features and performance of the products, the ongoing support for the systems and the potential for enhancements and future compatible software solutions.

Employees

At December 31, 2012, we had approximately 860 employees worldwide.  Competition for personnel in the industry in which we compete is intense.  We believe that our future success depends in part on our continued ability to hire, assimilate, train and retain qualified personnel.

Software Development

We commit significant resources to developing new health information system solutions. At December 31, 2012, approximately 185 of our employees were engaged in research and development activities. Total expenditures for the development and enhancement of our software solutions were approximately $32.4 million, $27.5 million and $20.1 million during 2012, 2011 and 2010, respectively.

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

Sales, Marketing and Distribution

Sales to large health systems typically require a minimum of nine months development time, while the sales cycle is often shorter when selling to smaller hospitals and imaging centers.  At December 31, 2012, approximately 175 of our employees were engaged in sales and marketing activities. Our executive sales and marketing management is located at our innovation center in Chicago, Illinois, while our sales team is deployed across the United States and globally.

We employ quota based sales teams that specialize in particular solutions and services.  In addition, we have sales teams dedicated to establishing and maintaining distributor relationships on a global basis.  We have concentrated inside and telesales staff in one location in order to bring economies of scale in management and process.  Our sales teams are complemented by a staff of lead generation and marketing employees.  These teams use online tools and resources that streamline and track the sales process.

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

Financial Information about Segments

For financial information regarding our  two operating groups as well as our geographic areas of operation, refer to Item 8, “Note 1 – Basis of Presentation and Significant Accounting Policies” and “Note 15 – Segment Information and Concentrations of Risk” of this Annual Report on Form 10-K.

Item 1A.	RISK FACTORS

Discussion of our business and operating results included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, prospects, or the market price of our common stock in a material and adverse manner.  New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect financial performance.  We undertake no obligation to update or revise the statements.

Index

Our efforts to explore strategic alternatives did not result in a definitive transaction and may have resulted in costs and uncertainty that may have had an adverse effect on our business prospects and operating results.

In September 2012, our Board of Directors retained Allen & Company LLC, a New York-based investment bank, to assist in exploring and evaluating various strategic alternatives, including, a sale of Merge.  As previously announced, that review recently concluded, and our Board of Directors has determined that the alternatives evaluated did not offer more value to our stockholders than the Company’s current operating plan. The strategic review process was expensive and we incurred those costs despite the fact a transaction was not ultimately consummated.  In addition, the strategic review process may have created uncertainties among our business partners and current or prospective employees and lost or delayed certain business opportunities.  As a result, the strategic review process may have had an adverse effect on our liquidity and our near-term business and operating results.

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

Following an inspection by the FDA in 2012, Merge received an FDA warning letter seeking responses to certain process issues that the FDA had identified.  The warning letter related to a manufacturing facility that Merge subsequently sold to a supplier.  Merge and our supplier responded to the FDA on October 4, 2012, and have undertaken a number of corrective actions in response to the FDA warning letter.

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

Changes in Federal and State Regulations Relating to Data could Depress the Demand for our Software and Impose Significant Software Redesign Costs.

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

Index

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

Our Business could be Harmed by Adverse General Economic and Market Conditions.

Our markets have been and will continue to be affected by general economic and market conditions.  If general economic conditions deteriorate or economic uncertainty continues in the markets in which we do business, our clients might experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing which may impact the decisions of customers to purchase products that improve their processes and delay or reduce their purchases, and in our having higher customer receivables with increased default rates.  General concerns about the fundamental soundness of domestic and foreign economies may also cause customers to reduce their purchases, even if they have cash or if credit is available to them.  This could result in reductions in sales of our products, longer sales cycles, slower adoption of new technologies and increased price competition.  In addition, weakness in the end-user market could negatively affect our OEM and VAR customers who could, in turn, delay paying their obligations, which would increase our credit risk exposure and cause a decrease in operating cash flows.  Also, if OEM and VAR customers experience excessive financial difficulties and/or insolvency, and we are unable to successfully transition end-users to purchase products from other vendors or directly from us, sales could decline.  Any of these events would likely harm our business, results of operations and financial condition.

Index

We have a Substantial Amount of Indebtedness, which could Impact our Ability to Obtain Future Financing or Pursue our Growth Strategy.

 We have substantial indebtedness.  As of December 31, 2012, we had approximately $252.2 million of indebtedness, including $252.0 million aggregate principal amount of 11.75% Senior Secured Notes due 2015 (Notes).

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

Our failure to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness, which would have a material adverse effect on our business, financial condition and results of operations.

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

Index

We may Incur Substantial Additional Indebtedness that could Further Exacerbate the Risks Associated with our Indebtedness.

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

 If we experience a decrease in cash flows from operations, we may need additional financing to fund operations.  Due to the existing uncertainty in the capital markets (including debt, private equity, venture capital and traditional bank lending), access to additional debt or equity may not be available on acceptable terms or at all.  If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements.

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

We may Fail to Achieve our Financial Forecasts due to Inaccurate Sales Forecasts, Delays in Sales and Installation of our Products and Other Reasons.

We may not be able to accurately forecast our growth rate. We base expense levels and investment plans on sales estimates and review all such estimates on a quarterly basis.  However, our revenues are difficult to forecast, and as a result our operating results can fluctuate substantially. Because a significant portion of our cost structure, including expenses and investments, are fixed in the short-term, if revenues are lower than expected we may not be able to adjust spending quickly enough and as such we may experience a disproportionately negative impact on our profitability.

Delays in the expected sales or installation of our software may have a significant impact on our anticipated quarterly revenues and, because a significant percentage of our expenses are relatively fixed, our earnings. Additionally, we sometimes depend, in part, upon large contracts with a small number of customers to meet sales goals in any particular quarter.  Delays in the expected sales or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings.

We may Experience Significant Fluctuations in Revenue Growth Rates and Operating Results.

Our revenue growth may not be sustainable and our percentage growth rates may decrease or fluctuate significantly. Our revenue and operating profit growth depends on the continued growth of demand for our products and services offered through us or our OEM and VAR customers, and our business is affected by general economic and business conditions worldwide. A softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue or growth. Our net sales and operating results will also fluctuate for many other reasons, including due to risks described elsewhere in this section.

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

We face competition in specific industries and with respect to specific offerings.  We may also face competition from organizations and businesses that have not traditionally competed with us, but that could adapt their products and services to meet the demands of our customers.  In addition, we often compete with our OEM customers’ own internal software engineering groups. The size and competency of these groups may create additional competition.  Increased competition may require us to reduce the prices of our offerings or make additional capital investments that would adversely affect margins.  If we are unable or unwilling to do so, we may lose market share in target markets and our financial results may be adversely affected.

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

 In addition, any acquired business, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects.  In the years ended December 31, 2012, 2011 and 2010, we incurred $3.4 million, $1.6 million, and $9.7 million of acquisition related costs, respectively.  All such direct acquisition costs are expensed as incurred by us.  In addition, we often are required to incur charges to operations in the quarters following an acquisition to reflect costs associated with integrating acquired companies.   We anticipate that our acquisition activities will require cash outflows directly related to completing acquisitions as well as costs related to integration efforts.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

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

We obtain some critical information from independent contractors.  In addition, we rely on a network of VARs and distributors to sell our offerings in locations where we do not maintain a sales office or direct sales team.  These independent contractors, VARs and distributors are not our employees.  As a result, we have limited ability to monitor and direct their activities.  The loss of a significant number of these independent contractors, VARs or distributors could disrupt our sales, marketing and distribution efforts.  Furthermore, if any actions or business practices of these individuals or entities violate our policies, procedures, or regulators to which we are subject, or otherwise are deemed inappropriate or illegal, we could be subject to litigation, regulatory sanctions or reputation damage, any of which could adversely affect our business and require us to terminate relationships with them.

Our Investments in Technology may not be Sufficient and may not Result in an Increase in our Revenues or Decrease in our Operating Costs.

As the technological landscape continues to evolve, it may become increasingly difficult for us to make timely, cost-effective changes to our offerings in a manner that adequately differentiates them from those of our competitors.  We cannot provide any assurance that our investments will result in successful applications that will be sufficient to maintain or improve our competitive position.

If our New and Existing Products, Including Product Upgrades and Services do not Achieve and Maintain Sufficient Market Acceptance, our Business, Financial Condition, Cash Flows, Revenues, and Operating Results could Suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

•	Our existing products and services;

•	Our new products and services, and

•	Enhancements to existing products support and services.

Index

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

Index

We have Foreign Exchange Rate Risk.

Our international operating results are exposed to foreign exchange rate fluctuations. While the functional currency of most of our international operations is the U.S. Dollar, we conduct transactions in currencies other than the U.S. Dollar, and certain account balances in foreign countries are maintained in the local currency. As such, changes in the value of certain foreign currencies relative to the U.S. Dollar can affect our revenues, operating results and the value of our foreign currency account balances.  Generally, our revenues, operating results and foreign currency account balances are adversely affected when the dollar strengthens relative to other currencies and are positively affected with the dollar weakens.  As we expand international operations, our exposure to exchange rate fluctuations may increase.

We may not be Successful in our Efforts to Expand into International Markets.

Our international activities are material to our revenues and profits, and we plan to further expand internationally.  In 2012, our international revenues were $16 million, or about 6% of total revenues.  We have limited experience operating in international markets and may not benefit from any first-to-market advantages or otherwise succeed.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

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

Litigation or Regulatory Actions could Adversely Affect our Financial Condition.

As a result of lawsuits and regulatory matters, including the matters discussed in Item 3, Legal Proceedings in this Annual Report on Form 10-K, we have incurred and may continue to incur substantial expenses.  In addition, we are, from time to time, parties to legal and regulatory proceedings, lawsuits and other claims incident to our business activities.  Such matters may include, among other things, assertions of contract breach or intellectual property infringement, claims for indemnity arising in the course of our business and claims by persons whose employment has been terminated.  Such matters are subject to many uncertainties and outcomes are not predictable.  The defense of these actions may be both time consuming and expensive.  We are unable to estimate the ultimate aggregate amount of monetary liability, amounts which may be covered by insurance or recoverable from third parties, or the financial impact with respect to these matters as of the date of this Annual Report on Form 10-K.  If any of these legal proceedings were to result in an unfavorable outcome, it could have a material adverse effect on our business, financial position and results of operations.

We may be Subject to Product Liability Claims if People or Property are Harmed by the Products and Services that we Sell.

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death or environmental or property damage and may require product recalls or other actions.  Moreover, because our products are intended to be used in connection with providing medical care to patients, users of our products may have a greater sensitivity to errors than in the general market for software products.  If our products lead to faulty medical decisions or injury to patients, we could be exposed to claims or litigation that could have an adverse effect on our business.  Certain third parties, primarily our customers, also sell products or services using our products.  This may increase our exposure to product liability claims.  Although we maintain liability insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred or that insurance will continue to be available on economically reasonable terms or at all.  In addition, some of our agreements with vendors and sellers do not indemnify us from product liability.  Even unsuccessful claims could result in substantial costs and diversion of management resources.  A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

Index

We Provide Customers with Certain Warranties that could Result in Higher Costs than Anticipated.

Software products such as ours that are used in a wide range of clinical and health information systems settings may contain a number of errors or “bugs,” especially early in their product life cycle.  Our products include clinical information systems used in patient care settings where a low tolerance for errors or bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  The discovery of defects or errors in our software products or in our implementation of integrated solutions may cause delays in product delivery, poor client references, payment disputes, contract cancellations, harm to our reputation, product liability claims or additional expenses and payments to rectify problems.  Furthermore, our customers might use our software together with products from other companies or those that they have developed internally.  As a result, when problems occur, it might be difficult to identify the source of the problem.  Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our research and development efforts; impact our reputation and cause significant customer relations problems.  Any of those factors may result in delayed acceptance of, or the return of, our software products.

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

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) beneficially owned approximately 33.6 million, or 36.4%, of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2012, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.  As of December 31, 2012, Merrick and its affiliates owned approximately 31.1% of our common stock.  The influence of our large stockholders could impact our business strategy and also have the effect of discouraging others from attempting us to take over, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

Our Large Stockholders may have Interests that Differ from other Stockholders.

Merrick and its affiliates, including Merrick Ventures, beneficially own, as of December 31, 2012, 31.1% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick, and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Index

Effective as of January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $0.2 million. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion).  The cost of this consulting agreement in 2012, 2011 and 2010 was $1.0 million, $1.2 million and $2.3 million, respectively.

In April 2010, Merrick purchased 10,000 shares of our Series A Non-Voting Preferred Stock, par value $0.01 per share (Series A Preferred Stock) and 1,800,000 shares of our common stock for an aggregate purchase price of $10.0 million.  These shares were purchased by Merrick at the same price per share as paid by the other investors in the transaction.  Merrick also purchased, at the same price per Note as the other investors, $5.0 million of the $200.0 million of Notes that we issued in April 2010 to complete our acquisition of AMICAS.

On July 30, 2010, we acquired substantially all of the Olivia Greets assets from Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, for 500,000 shares of our common stock.  Merrick Healthcare transferred these shares of common stock to Merrick Ventures after the expiration of the one-year trading restriction.  As a result of the Olivia Greets acquisition, the value-added reseller agreements that we entered into with Merrick Healthcare in March 2009 and March 2010 were terminated.

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

In December 2011, we entered into a master services agreement with higi llc (“higi”) pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $0.7 million.  We recognized $0.2 million and $0.5 million for the years ended December 31, 2012 and 2011in revenue under this agreement.  In addition, the master services agreement granted higi certain branding rights related to our health station business and requires higi to pay a fixed annual fee of one hundred dollars per station to us for each station that is branded with higi’s trademarks and that includes higi’s software, images and/or other intellectual property.  The agreement has an initial term of one year, with continuing renewal rights, and is subject to termination on 120 days notice.  Merrick Ventures owns over 75% of higi’s outstanding equity interests and Mr. Ferro is higi’s Chairperson and Founder.

On February 24, 2012, we entered into an Assignment Agreement with Merrick Ventures under which Merge subleased from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental rate of $0.1 million, terminating on December 13, 2013. The rent is paid to Merrick monthly and is exactly the same rate as Merrick currently pays under its lease. Under the Assignment, Merge will also pay approximately $70,000 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

On March 28, 2012, we entered into an agreement to sell 500 health stations and related equipment to higi for $2.8 million. We recognized revenue of $2.8 million in 2012.

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

Shares of our Common Stock Eligible for Public Sale may have a Negative Impact on the Market Price of our Common Stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common or preferred stock.  As of December 31, 2012, we had approximately 93.1 million shares of common stock outstanding.  In addition, as of December 31, 2012, we had outstanding options to purchase approximately 12.2 million shares of our common stock, of which approximately 5.5 million options were exercisable.  Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock.  As additional shares of common stock become available for sale in the public market, due to the exercise of options or the issuance of shares as a result of acquisitions, the market supply of shares of common stock will increase, which could also decrease the market price.

Index

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

Various provisions contained in our certificate of incorporation and bylaws could delay or discourage some transactions involving an actual or potential change in control and may limit the ability of our stockholders to remove current management or approve transactions that our stockholders may deem to be in their best interests.  For instance, we have an authorized class of 1,000,000 shares of preferred stock all of which shares are undesignated except for 50,000 shares of Series A Preferred Stock (none of which were issued and outstanding as of December 31, 2012 and 2011). Shares of our authorized but unissued preferred stock may be issued by our board of directors without stockholder approval, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of us.

Index

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

These provisions of our certificate of incorporation, bylaws and of Delaware law, may have the effect of delaying, deterring or preventing a change in control, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock. In addition, these provisions make it more difficult to replace or remove our current management team in the event our stockholders believe this would be in our best interest and the best interests of our stockholders.

Some of our Activities may Subject us to Risks under Laws and Regulations relating to Healthcare Fraud.

We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse, and the government, both state and federal, continues to strengthen its position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Our relationships with hospitals and imaging centers, as well as our provision of products and services to government entities, subject our business to laws and regulations on fraud and abuse, which among other things: (1) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by Medicare, Medicaid or other government-sponsored healthcare programs; (2) impose a number of restrictions upon referring physicians and providers of designated health services under Medicare and Medicaid programs; and (3) prohibit the knowing submission of a false or fraudulent claim for payment to, and knowing retention of an overpayment by, a federal health care program such as Medicare and Medicaid. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations.  If we fail to comply with applicable laws and regulations, we could become liable for damages, suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Our Failure to Comply with Evolving Interoperability Standards could Depress the Demand for our Software and Impose Significant Software Redesign Costs.

There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups, and certain federal and state agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. Effective September 27, 2010, Centers for Medicare and Medicaid Services (“CMS”) issued a rule that utilizes a staged approach for defining meaningful use criteria. Under the staged approach, CMS has issued rules that identify the initial criteria for meaningful use and is updating these initial criteria with additional rules. In addition, these standards are subject to interpretation by the entities designed to certify such technology. A combination of our solutions has been certified as meeting the initial criteria. However, we may incur increased development costs and delays in upgrading our customer software and systems to be in compliance with these varying and evolving standards. In addition, these new standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. To the extent these standards are narrowly construed or delayed in publication, or that we are delayed in achieving certification under these evolving standards for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.

Index

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our five largest facilities are set forth in the following table:

Location	Square Footage	Annual Lease Payments (thousands of $)
Chicago, Illinois	33,000	$612
Daytona Beach, Florida	36,000	332
Hartland, Wisconsin	81,000	694
Mississauga, Ontario	24,000	615
Morrisville, North Carolina	17,000	258

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

In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, plaintiffs’ counsel filed an application for approximately $5 million of attorneys’ fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court’s attorneys’ fee award decision, AMICAS’s insurer denied policy coverage for approximately $2.5 million of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer’s denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court’s fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  That appeal, which has been briefed and argued by the parties, is pending.  In late February, 2013, the insurer settled the Massachusetts court case by agreeing to pay $2.99 million to plaintiffs’ counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  We believe that the Massachusetts settlement has rendered moot the Seventh Circuit appeal, except for the insurer’s claim to reimbursement for a portion of the fees it advanced in the Massachusetts appeal, which we believe is less than $0.2 million and with respect to Merge’s claims for additional damages from the insurer.  As a result of the Massachusetts settlement, we anticipate recognizing a contingent gain, if not all, of our recorded liability of $2.5 million to other, net in our statement of operations with respect to these matters in the first quarter of 2013 based on the February 27, 2013 appellate court dismissal date.

Index

 On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District Court for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with an SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also sought to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech, which have not been affected by the settlement with Mr. Linden.  We believe that the likelihood of a loss with respect to this matter is remote.  Based on the terms of the status of this proceeding, Merge has determined that this litigation is not currently a material legal proceeding. Accordingly, we do not intend to make disclosures about this proceeding in its future periodic filings.

In August, 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9.0 million break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9.0 million payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

In September, 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).   HIT alleges that certain features of products within our Image Interoperability Platform that collectively are expected to represent less than 5% of our net sales during 2013 infringe three of HIT’s patents related to internet-based image viewing.  The complaint seeks equitable relief and damages for patent infringement.  We have retained litigation counsel and intend to vigorously defend this action.  HIT has filed a Motion for a Temporary Injunction that, if granted would prohibit Merge from selling the applicable products.  The parties are in the process of briefing on the Motion, which is not expected to be decided for several months.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on Merge’s financial condition.  Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market (NASDAQ).  The following table sets forth for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ:

Common Stock Market Prices

2012	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.92	$4.05	$5.96	$6.90
Low	$2.41	$2.76	$2.20	$4.42

2011	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$7.16	$7.23	$6.19	$5.36
Low	$4.32	$4.86	$4.55	$3.39

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 453 shareholders of record of common stock as of March 5, 2013.

For information regarding securities authorized for issuance under our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) for the period from December 31, 2007 to December 31, 2012.  The comparison assumes that $100 was invested on December 31, 2007 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

Index

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2012

Date	Merge Healthcare Incorporated (Nasdaq: MRGE)	Nasdaq Computer Index (^IXCO)	Russell 2000 Index (^RUT)
12/31/2007	$100	$100	$100
12/31/2008	$108	$53	$65
12/31/2009	$282	$91	$82
12/31/2010	$313	$107	$102
12/31/2011	$408	$107	$97
12/31/2012	$208	$121	$111

Dividend Policy

We are prohibited from making certain dividend payments based on the terms of our Notes and have not declared any cash dividends on our common stock in the past two fiscal years.  We currently do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

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

	Years Ended December 31,
	2012	2011	2010 (1)	2009 (2)	2008
	(in thousands, except for share and per share data)
Statement of Operations Data:
Net sales	$248,904	$232,428	$140,332	$66,841	$56,735
Operating income (loss)	6,620	29,155	(8,524)	8,963	(21,697)
Income (loss) before income taxes	(24,729)	(1,866)	(25,162)	150	(23,743)
Income tax expense (benefit)	4,091	3,665	(13,646)	(135)	(60)
Net income (loss)	(28,820)	(5,531)	(11,516)	285	(23,683)
Net income (loss) attributable to Merge	(28,802)	(5,521)	(11,516)	285	(23,683)
Net income (loss) available to common shareholders	(28,802)	(8,674)	(30,592)	285	(23,683)
Earnings (loss) per share:
Basic	$(0.31)	$(0.10)	$(0.38)	$(0.00)	$(0.51)
Diluted	(0.31)	(0.10)	(0.38)	$(0.00)	$(0.51)
Weighted average shares outstanding:
Basic	92,128,717	86,647,097	80,231,427	60,910,268	46,717,546
Diluted	92,128,717	86,647,097	80,231,427	62,737,821	46,717,546

	December 31,
	2012	2011	2010 (1)	2009 (2)	2008
	(in thousands)
Balance Sheet Data:
Working capital	$43,201	$46,020	$28,357	$18,231	$8,254
Total assets	436,853	450,387	396,645	100,249	54,737
Long-term debt obligations	250,046	249,438	195,077	-	14,230
Shareholders’ equity	77,461	92,471	104,806	68,137	8,841

(1)	Includes the results of AMICAS from April 28, 2010, the date of the business combination.

(2)	Includes the results of etrials and Confirma from July 20, 2009 and September 1, 2009, the respective dates of the business combinations

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index

Management’s Discussion and Analysis is presented in the following order:

•	Overview

•	Business Segments

•	Revenue and Expenses

•	Results of Operations

•	Liquidity and Capital Resources

•	Material Off Balance Sheet Arrangements

•	Critical Accounting Policies

Overview

Merge Healthcare develops software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

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

Business Segments

Effective in the second quarter of 2012, we have reportable and operating groups which we have designated Merge Healthcare and Merge DNA.  We evaluate the performance of each operating group based on their respective revenues and operating income, which excludes certain corporate costs, interest expense, amortization of issuance and note discount costs and income taxes.

Merge primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  Today, the majority of total revenue is Merge primarily generates revenue from the sale of software (including upgrades), hardware, professional generated through perpetual license agreements with our customers.  Merge DNA derives the vast majority of its revenue from software, professional services, and hosting through subscription arrangements.  Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was approximately $31.2 million and $45.1 million as of December 31, 2012 and 2011, respectively.  We also generate revenue through subscription-based pricing arrangements in which the contract elements are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts structured with monthly payments (including leases) and long-term clinical trials.  Due to the length of sales cycles with our customers, Merge would expect these types of arrangements to become more prevalent in 2013 and beyond.  In the second half of 2012, subscription revenue was approximately 15% of total net sales and subscription revenue backlog as of December 31, 2012 was $45.6 million.

Index

The following tables provide operating group information for the periods indicated, based on GAAP reported information.

Merge Healthcare Segment	Years Ended December 31,
	2012	2011	2010
Net sales:
Software and other	$78,941	$76,947	$42,379
Professional Services	27,552	23,437	13,183
Maintenance and EDI	110,894	109,562	74,737
Total net sales	217,387	209,946	130,299
Expenses	192,408	166,898	118,179
Segment income	$24,979	$43,048	$12,120

Merge DNA Segment	Years Ended December 31,
	2012	2011	2010
Net sales:
Software and other	$15,525	$4,001	$41
Professional Services	13,426	18,468	9,992
Maintenance and EDI	2,566	13	-
Total net sales	31,517	22,482	10,033
Expenses	33,315	20,406	10,808
Segment (loss) income	$(1,798)	$2,076	$(775)

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for 2012 and non-recurring and subscription backlog as of December 31, 2012.  All amounts are in thousands, except percentages.

	Net Sales Year ended December 31, 2012					Backlog as of December 31, 2012
	Healthcare		DNA			Healthcare		DNA
Revenue Source	$	%	$	%	Total	$	%	$	%	Total
Maintenance & EDI (1)	$110,894	51.0%	$2,566	8.1%	45.6%
Subscription	11,581	5.3%	26,247	83.3%	15.2%	$10,717	25.5%	$34,917	100.0%	59.4%
Non-recurring	94,912	43.7%	2,704	8.6%	39.2%	31,243	74.5%	-	0.0%	40.6%
Total	$217,387	100.0%	31,517	100.0%	100.0%	41,960	100.0%	$34,917	100.0%	100.0%
	87.3%		12.7%			54.6%		45.4%

(1)	Due to the variability in timing and length of maintenance renewals, we do not believe backlog for this revenue component is a meaningful disclosure.

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of:

•	Software and other sales, net of estimated returns and allowances, including software and purchased component revenue recognized in sales to OEM customers, healthcare facilities and other providers;

•	Professional services, including hosting, installation, custom engineering services, training, consulting and project management; and

•	Maintenance and EDI, including software maintenance and support.

Index

Cost of Sales

Cost of sales consists of:

•	Software and other cost of sales, including purchased components and third-party royalties included in software and hardware sales to our customers;

•
Professional services cost of sales, including headcount and related costs incurred in our performance of SaaS offerings, installation, custom engineering services, training, consulting and project management;

•	Maintenance and EDI cost of sales, including headcount and related costs and direct third-party costs incurred to fulfill our maintenance and support obligations and to deliver EDI services; and

•
Depreciation and amortization, including any impairment, for amounts assessed on capital equipment used to fulfill contract obligations as well as our purchased and developed software and backlog assets.  Depreciation and amortization are recorded over the respective assets’ useful lives.  Each quarter we test our purchased and developed software for impairment by comparing its net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

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

General and Administrative Expense

General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expense, legal fees and general corporate costs.

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

Depreciation, Amortization and Impairment

Depreciation and amortization, including any impairment, are assessed on capital equipment, leasehold improvements and our customer relationships, trade names and non-compete agreement intangible assets.  Depreciation and amortization are recorded over the respective assets’ useful lives.  We also record impairment of these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support recovery of the assets.

Other Income (Expense)

Other income (expense) is comprised of interest income earned on cash and cash equivalent balances, interest expense, amortization of costs and discounts incurred from borrowings and issuance costs on borrowings which did not qualify for capitalization.  It also includes foreign exchange gains or losses on foreign currency payables and receivables.  In addition, we also record any other-than-temporary impairment charges recognized on our equity investments in non-public companies in other income (expense).

Index

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•
During the fourth quarter of 2012, we recorded charges of $3.9 million related to third party licenses and technology considered unusable, $1.3 million for the write-off of acquired intangibles and $9.2 million related primarily to uncollectible billings from customer contracts obtained through acquisitions in the past few years.

•
In 2010, we expanded our product offerings through the acquisition of AMICAS, Inc. (AMICAS) which we acquired on April 28, 2010.  As a result of the timing of the completion of the acquisition, the comparability of the results of operations for the year ended December 31, 2011 differ significantly from the year ended December 31, 2010.

•
We completed restructuring initiatives in September 2012 to reduce our workforce, in August 2011 concurrent with the acquisition of OIS, and in April 2010 concurrent with the acquisition of AMICAS These initiatives assisted in providing operational rigor to a combined, larger organization and enabled us to decrease costs as a percentage of revenue (most notably general and administrative costs).

•
We issued $200.0 million of Notes in April 2010 as part of the financing for the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, are due in 2015 and bear interest at 11.75% of principal (payable on May 1st and November 1st of each year).  In connection with the Notes, we incurred issuance costs of $9.0 million.  The years ended December 31, 2011 and 2010 include twelve months and eight months, respectively, of interest expense and amortization of the original issuance discount and costs of the Notes.

•
We issued additional Notes in June 2011 to redeem and retire our Series A Preferred Stock (which had been issued as part of the financing for the acquisition of AMICAS).  We issued these additional $52.0 million of Notes at 103.0% of the principal amount with terms identical to the Notes issued in April 2010.  We used these proceeds to retire all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41.8 million and paid cumulative dividends of $7.3 million (which were accruing at a 15% annual compounded rate).  The year ended December 31, 2011 includes seven months of interest expense and amortization of the premium and certain issuance costs, whereas the year ended December 31, 2010 includes no such expenses.  Also, in the year ended December 31, 2011 we incurred $3.2 million in costs related to the issuance of the additional Notes, including $1.7 million which was expensed in “other expense, net” of our statement of operations and $1.5 million which was capitalized and is being amortized into interest expense over the remaining term of the Notes.

Index

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,				Change
	2012	% (1)	2011	% (1)	$	%

Net sales:
Software and other	$94,466	38.0%	$80,948	34.8%	$13,518	16.7%
Professional services	40,978	16.4%	41,905	18.0%	(927)	-2.2%
Maintenance and EDI	113,460	45.6%	109,575	47.2%	3,885	3.5%
Total net sales	248,904	100.0%	232,428	100.0%	16,476	7.1%
Cost of sales:
Software and other	43,281	45.8%	29,090	35.9%	14,191	48.8%
Professional services	24,693	60.3%	21,134	50.4%	3,559	16.8%
Maintenance and EDI	31,090	27.4%	29,090	26.5%	2,000	6.9%
Depreciation, amortization and impairment	8,987	3.6%	9,340	4.0%	(353)	-3.8%
Total cost of sales	108,051	43.4%	88,654	38.1%	19,397	21.9%
Total gross margin	140,853	56.6%	143,774	61.9%	(2,921)	-2.0%

Gross margin by net sales category (2)
Software and other	51,185	54.2%	51,858	64.1%	(673)	-1.3%
Professional services	16,285	39.7%	20,771	49.6%	(4,486)	-21.6%
Maintenance and EDI	82,370	72.6%	80,485	73.5%	1,885	2.3%

Operating expenses:
Sales and marketing	43,908	17.6%	38,800	16.7%	5,108	13.2%
Product research and development	32,419	13.0%	27,542	11.8%	4,877	17.7%
General and administrative	42,366	17.0%	32,579	14.0%	9,787	30.0%
Acquisition-related expenses	3,402	1.4%	1,614	0.7%	1,788	110.8%
Restructuring and other expenses	830	0.3%	1,216	0.5%	(386)	-31.7%
Depreciation, amortization and impairment	11,308	4.5%	12,868	5.5%	(1,560)	-12.1%
Total operating costs and expenses	134,233	53.9%	114,619	49.3%	19,614	17.1%
Operating income (loss)	6,620	2.7%	29,155	12.5%	(22,535)	-77.3%
Other expense, net	(31,349)	-12.6%	(31,021)	-13.3%	(328)	1.1%
Loss before income taxes	(24,729)	-9.9%	(1,866)	-0.8%	(22,863)	NM	(3)
Income tax expense	4,091	1.6%	3,665	1.6%	426	11.6%
Net loss	$(28,820)	-11.6%	$(5,531)	-2.4%	$(23,289)	NM	(3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales. Total software and other sales in 2012 were $94.5 million, an increase of $13.5 million, or 16.7%, from $80.9 million in 2011.  Software and other sales increased $11.5 million in the DNA segment, primarily due to $9.1 million in sales and rentals of health stations as well as an increase in clinical trials software sales of $2.4 million.  Software and other sales also increased $2.0 million in the Healthcare segment, primarily due to an increase in our interoperability solution, which was introduced in January 2011.  Software and hardware orders sold through perpetual software agreements in the Healthcare segment are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2012 were $41.0 million, a decrease of $0.9 million, or 2.2%, from $41.9 million in 2011.  Professional services sales in our Healthcare segment increased $4.1 million, primarily due to a greater number of projects in 2012 compared to 2011.  This increase was offset by a decrease of $5.0 million in our DNA segment, primarily due to an enhancement to the clinical trial platform that resulted in less professional services being required.  Revenue recognized from professional services sales generally lag software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2012 were $113.5 million, an increase of $3.9 million, or 3.5%, from $109.6 million in 2011 primarily due to maintenance revenue related to new contracts which exceeded the rate of attrition from our existing maintenance customer base.

Index

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $51.2 million in 2012, a decrease of $0.7 million, or 1.3%, from $51.9 million in 2011.  Gross margin as a percentage of software and other sales decreased to 54.2% in 2012 from 64.1% in 2011, due to $2.0 million related to third party licenses and $1.9 million in technology considered unusable and an increase in hardware sales, which are at lower margins than those involving software only.  Hardware sales were 40.0% of software and other sales in 2012 compared to 32.0% in 2011.  We expect gross margins on software and other sales to fluctuate depending on the software and hardware mix.

Gross Margin – Professional Services Sales. Gross margin on professional service sales was $16.3 million in 2012, a decrease of $4.5 million, or 21.6%, from $20.8 million in 2011.  Gross margin as a percentage of professional service sales decreased to 39.7% in 2012 from 49.6% in 2011, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $82.4 million in 2012, an increase of $1.9 million, or 2.3%, from $80.5 million in 2011.  Gross margin as a percentage of maintenance and EDI sales decreased to 72.6% in 2012 compared to 73.5% in 2011, primarily due to an increase in third party maintenance costs.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment decreased $0.3 million, or 3.8%, to $8.9 million in 2012 from $9.3 million in 2011, primarily due to a decrease in amortization related to certain intangible assets which became fully amortized in 2011 offset by $0.8 million for the write-off of acquired intangibles in 2012.

Sales and Marketing

Sales and marketing expense increased $5.1 million, or 13.2%, to $43.9 million in 2012 from $38.8 million in 2011.  As a percentage of net sales, sales and marketing increased by 0.9% to 17.6% due to increased branding efforts, customer facing events and personnel investments in these functions.

Product Research and Development

Product research and development expense increased $4.9 million, or 17.7%, to $32.4 million in 2012 from $27.5 million in 2011, primarily due to an increase of $2.7 million in headcount and related expenses and $2.2 million for professional fees.  As a percentage of net sales, product research and development increased to 13.0% in 2012 compared to 11.8% in 2011.

General and Administrative

General and administrative expense increased $9.8 million, or 30.0%, to $42.4 million in 2012 from $32.6 million in 2011, due to an increase of $9.1 million related to bad debt expense primarily due to our reserve for revenues in excess of billings and uncollectible billings from customer contracts obtained through acquisitions in the past few years, an increase of $2.4 million related to increased headcount offset by a decrease in charitable contributions of $1.9 million.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  Acquisition-related expenses increased $1.8 million in 2012 to $3.4 million, from $1.6 million in 2011 primarily due to $1.6 million in contingent consideration paid for an insignificant acquisition.

Restructuring and other expenses

Restructuring and other expenses consist primarily of severance to involuntarily terminated employees and relocation of certain employees resulting from our restructuring initiatives and abandonment of non-cancelable building leases associated with restructuring activities.  In 2012, we incurred $0.8 million of such expenses primarily related to the initiative that commenced in September of 2012.  In 2011, we incurred $1.2 million of such expenses, primarily related to the reorganization of our business concurrent with the acquisition of OIS.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $1.6 million, or 12.1%, to $11.3 million in 2012 from $12.9 million in 2011.  Upon completion of a product rationalization and a product being rebranded in the fourth quarter of 2012, we recorded a $0.5 million charge to trade names.  Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2.8 million charge due to the impairment of our trade names associated with certain products.  This decrease was offset by a $0.7 million increase due to prior year acquisitions.

Index

Other expense, net

Net other expense increased $0.3 million to $31.3 million in 2012 compared to $31.0 million in 2011.  Interest expense increased $3.5 million primarily due to the $52.0 million of debt issued in June 2011 being outstanding for all of 2012 compared to a portion of 2011. The increase in interest expense is offset by increased interest income of $0.3 million in 2012 over 2011, $1.6 million of debt refinancing costs in 2011 with no corresponding charge in 2012, a $0.5 million gain on equity security investment in 2012 and a favorable legal settlement of $0.3 million in 2012.

Income Tax Expense

In 2012, we recorded income tax expense of $4.1 million on a pre-tax book loss of $24.7 million, resulting in a negative annual effective tax rate of 16.5% compared to a $3.7 million tax expense in 2011.  The tax expense in 2012 resulted from profitable Canadian operations, state income taxes, and the deferred effect of tax deductible goodwill amortization.  Only the state income taxes resulted in cash tax payments.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U. S. and the foreign jurisdictions in which we operate.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,				Change
	2011	% (1)	2010	% (1)	$	%

Net sales:
Software and other	$80,948	34.8%	$42,420	30.2%	$38,528	90.8%
Professional services	41,905	18.0%	23,175	16.5%	18,730	80.8%
Maintenance and EDI	109,575	47.2%	74,737	53.3%	34,838	46.6%
Total net sales	232,428	100.0%	140,332	100.0%	92,096	65.6%
Cost of sales:
Software and other	29,090	35.9%	13,762	32.4%	15,328	111.4%
Professional services	21,134	50.4%	15,411	66.5%	5,723	37.1%
Maintenance and EDI	29,090	26.5%	24,418	32.7%	4,672	19.1%
Depreciation, amortization and impairment	9,340	4.0%	10,972	7.8%	(1,632)	-14.9%
Total cost of sales	88,654	38.1%	64,563	46.0%	24,091	37.3%
Total gross margin	143,774	61.9%	75,769	54.0%	68,005	89.8%

Gross margin by net sales category (2)
Software and other	51,858	64.1%	28,658	67.6%	23,200	81.0%
Professional services	20,771	49.6%	7,764	33.5%	13,007	167.5%
Maintenance and EDI	80,485	73.5%	50,319	67.3%	30,166	59.9%

Operating expenses:
Sales and marketing	38,800	16.7%	20,697	14.7%	18,103	87.5%
Product research and development	27,542	11.8%	20,064	14.3%	7,478	37.3%
General and administrative	32,579	14.0%	22,012	15.7%	10,567	48.0%
Acquisition-related expenses	1,614	0.7%	9,674	6.9%	(8,060)	-83.3%
Restructuring and other expenses	1,216	0.5%	5,006	3.6%	(3,790)	-75.7%
Depreciation and amortization	12,868	5.5%	6,840	4.9%	6,028	88.1%
Total operating costs and expenses	114,619	49.3%	84,293	60.1%	30,326	36.0%
Operating income (loss)	29,155	12.5%	(8,524)	-6.1%	37,679	NM	(3)
Other expense, net	(31,021)	-13.3%	(16,638)	-11.9%	(14,383)	86.4%
Income (loss) before income taxes	(1,866)	-0.8%	(25,162)	-17.9%	23,296	-92.6%
Income tax benefit	3,665	1.6%	(13,646)	-9.7%	17,311	-126.9%
Net income (loss)	$(5,531)	-2.4%	$(11,516)	-8.2%	$5,985	-52.0%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

(3)	NM denotes percentage is not meaningful.

Index

  Net Sales

Software and Other Sales.  Total software and other sales in 2011 were $80.9 million, an increase of $38.5 million, or 90.8%, from $42.4 million in 2010, primarily due to $20.9 million of sales arising from the Acquisition of AMICAS, $10.1 million due to an increase in our customer base and cross-selling initiatives and $7.5 million of sales from new product offerings in 2011, such as iConnect and meaningful use (MU).

Professional Services Sales.  Total professional services sales in 2011 were $41.9 million, an increase of $18.7 million, or 80.8%, from $23.2 million in 2010, primarily due to $14.3 million of sales arising from the acquisition of AMICAS and $4.4 million due to new product offerings, an increase in our customer base and cross-selling initiatives.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2011 were $109.5 million, an increase of $34.8 million, or 46.6%, from $74.7 million in 2010, primarily due to $28.2 million of sales arising from Acquisition of AMICAS and $6.6 million due to new product offerings, an increase in our customer base and cross-selling initiatives, while maintaining a high rate of annual maintenance renewals.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $35.9 million at December 31, 2012, a decrease of approximately $3.3 million, or 8.4%, from our balance of $39.2 million at December 31, 2011.  In addition, our working capital was $43.2 million at December 31, 2012, a decrease of $2.8 million, or 6.1%, from our working capital of $46.0 million at December 31, 2011.

The net change in cash and cash equivalents (including restricted cash) is attributed to the following factors:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash received from (paid for):
Issuance of debt and equity	$-	$53.6	$236.3
Principal payments on notes	-	(4.6)	-
Interest paid, net	(29.7)	(25.7)	(11.9)
Debt and equity issuance costs	-	(3.2)	(9.9)
Redemption of preferred stock	-	(41.8)	-
Payment of preferred stock dividends	-	(7.3)	-
Proceeds from stock option exercises	0.7	-	-
Acquisitions, net of cash acquired	(0.9)	(2.9)	(216.2)
Restructuring initiatives	(1.5)	(1.9)	(3.5)
Acquisition related expenses	(1.0)	(1.8)	(9.6)
Property and equipment purchases	(2.2)	(1.9)	(1.5)
Sale of property	-	-	6.1
Settlements with former officers	-	(0.9)	-
Other non-operating cash flows	-	0.4	0.6
Business operations	31.3	36.2	31.0
Increase (decrease) in cash, including restricted cash	$(3.3)	$(1.8)	$21.4

Index

Operating Cash Flows

As set forth in the statement of cash flows included in our audited financial statements, cash used in operating activities was $0.7 million in 2012, compared to cash provided by operating activities of $1.7 million in 2011.  The net loss in 2012 of $28.8 million includes non-cash expenses of $43.3 million as well as $32.3 million in interest expense on our $252.0 million of Notes, of which $29.7 million was paid in 2012.  We also paid $1.0 million in acquisition related expenses in 2012 compared to $1.8 million in 2011.  Average quarterly DSO in 2012 was 103 days compared to a quarterly average of 96 days in 2011.

Investing Cash Flows

Cash used in investing activities was $3.4 million in 2012, compared to cash used in investing activities of $1.9 million in 2011.  In 2012, we paid $0.9 million for insignificant acquisitions; net of cash received, purchased $2.2 million in fixed assets, and incurred a $0.1 million increase in restricted cash.  In 2011, we paid $1.3 million, net of cash acquired, for insignificant acquisitions, and purchased $2.0 million in fixed assets, offset by a $0.9 million decrease in restricted cash.

Financing Cash Flows

Cash provided by financing activities was $0.6 million in 2012, compared to cash used in financing activities of $0.5 million in 2011. In June 2011, we issued $52.0 million in additional Notes at 103.0% of the principal amount with terms identical to the existing Notes.  Prior to issuance, we received consents from the majority of holders of existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1.5 million in consent fees from the proceeds of the Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock at the face value of $41.8 million and to pay associated dividends of $7.3 million.  In the years ended December 31, 2012 and 2011, we also received $1.0 million and $1.1 million, respectively in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.  In August 2011, we repaid $4.6 million of outstanding debt obligations assumed from our acquisition of OIS.

Contractual Obligations

Total outstanding commitments as of December 31, 2012 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$16,516	$3,186	$3,480	$2,935	$6,915
Capital leases (including interest)	1,404	562	842	-	-
Acquisition obligation	5,055	2,815	2,240	-	-
Notes payable (including interest)	326,062	29,617	296,445	-	-
Total	$349,037	$36,180	$303,007	$2,935	$6,915

The above obligations include lease payments involving facilities that we have either ceased to use or previously abandoned.

Except for restricted cash of $0.8 million (primarily letters-of-credit related to our leased facilities) and a $0.2 million guarantee to a lender on behalf of a customer of ours at December 31, 2012, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, and guarantees, standby repurchase obligations or other commercial commitments.

As of December 31, 2012, approximately $3.0 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the Notes.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  Any projections of future cash inflows and outflows are subject to uncertainty.  In particular, our uses of cash in 2013 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any regulatory proceedings, and potential merger and acquisition activities.

Index

From time to time we evaluate our alternatives for the redemption or refinancing of the Notes at or prior to their maturity in 2015. No assurance can be given as to the terms or timing of any such transaction.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowance for doubtful accounts and sales returns, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.

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

Index

Intangible Assets and Goodwill

Intangible assets include purchased software, capitalized software, customer relationships, backlog, trade names, and non-compete agreements.  Finite-lived intangible assets are amortized to reflect the pattern in which the economic benefits are consumed, which is primarily the straight-line method.

Purchased software and capitalized software are tested for impairment quarterly by comparing the net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2012 are recoverable in future periods.

We review goodwill for impairment annually or more frequently if impairment indicators arise.  No triggering events or impairment indicators were noted during 2012.  Our policy provides that goodwill will be reviewed for impairment as of October 1st of each year.  In calculating potential impairment losses, we evaluate the fair value of goodwill using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining goodwill to a revised amount.  We performed our goodwill testing and determined that there is no impairment as of December 31, 2012, since the fair value of our reporting units substantially exceeded the carrying value.

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

Loss Contingencies

We have accrued for costs as of December 31, 2012 and may, in the future, accrue for costs associated with certain contingencies when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, statement of operations, or related disclosures.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.   The adoption of ASU No. 2012-014 did not have a material impact on our statement of operations, financial position or cash flows.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update No. 2010-22 (SEC Update).  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU No. 2012-03 did not have a material impact on our statement of operations, financial position, or cash flows.

Index

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other — Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted.  The adoption of ASU No. 2012-02 is not expected to have a material impact on our statement of operations, financial position, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU permits a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  This ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  The adoption of ASU No. 2011-08 did not have a material impact on our statement of operations, financial position, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  We adopted ASU No. 2011-05 as of January 1, 2012, and it did not impact the presentation of comprehensive income in our consolidated condensed financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments to this ASU are to be applied prospectively.  ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on our statement of operations, financial position or cash flows.

Index

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2012, our cash and cash equivalents included money market funds and short-term deposits, including certain cash that is restricted, totaling approximately $35.9 million, and earned interest at a weighted average rate of 0.1% in 2012.  The value of the principal amounts is equal to the fair value for these instruments.  Due to the short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our pre-tax results of operations would vary by approximately $0.4 million for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses in Canada, China, and Europe that are denominated in currencies other than the U.S. Dollar and, as a result, have exposure to foreign currency exchange risk.  We do not enter into derivative financial instruments for trading or speculative purposes.  In the event our exposure to foreign currency risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.

Index

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated (“the Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2013, expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Chicago, Illinois
March 11, 2013

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents, including restricted cash of $813 and $707 at December 31, 2012 and 2011, respectively	$35,875	$39,272
Accounts receivable, net of allowance for doubtful accounts and sales returns of $14,074 and $4,080 at December 31, 2012 and 2011, respectively	72,065	71,014
Inventory	5,979	4,718
Prepaid expenses	4,972	5,678
Deferred income taxes	3,135	3,393
Other current assets	21,621	20,199
Total current assets	143,647	144,274
Property and equipment:
Computer equipment	7,754	10,183
Office equipment	2,699	2,262
Leasehold improvements	1,287	1,220
	11,740	13,665
Less accumulated depreciation	6,776	9,274
Net property and equipment	4,964	4,391
Purchased and developed software, net of accumulated amortization of $13,884 and $9,283 at December 31, 2012 and 2011, respectively	19,007	23,924
Other intangible assets, net of accumulated amortization of $25,007 and $14,907 at December 31, 2012 and 2011, respectively	35,628	45,152
Goodwill	214,312	209,829
Deferred income taxes	7,041	9,209
Other assets	12,254	13,608
Total assets	$436,853	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,438	$22,114
Interest payable	4,944	4,935
Accrued wages	5,881	6,972
Restructuring accrual	222	1,407
Other current liabilities	12,606	11,580
Deferred revenue	52,355	51,246
Total current liabilities	100,446	98,254
Notes payable	250,046	249,438
Deferred income taxes	3,046	1,891
Deferred revenue	894	1,679
Income taxes payable	1,040	727
Other liabilities	3,920	5,927
Total liabilities	359,392	357,916
Shareholders' equity:
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; zero and zero shares issued and outstanding at December 31, 2012 and 2011, respectively. Aggregate liquidation preference: zero and zero at December 31, 2012 and 2011, respectively.	-	-
Series B Preferred Stock, $0.01 par value: 1,000,000 shares authorized; zero shares issued and outstanding at December 31, 2012 and 2011.	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 93,137,737 shares and 90,939,053 shares issued and outstanding at December 31, 2012 and 2011, respectively.	931	909
Common stock subscribed, 158,395 shares and 195,116 shares at December 31, 2012 and 2011, respectively	934	1,311
Additional paid-in capital	577,774	563,563
Accumulated deficit	(504,195)	(475,393)
Accumulated other comprehensive income	1,567	1,613
Total Merge Healthcare Incorporated shareholders' equity	77,011	92,003
Noncontrolling interest	450	468
Total shareholders' equity	77,461	92,471
Total liabilities and shareholders' equity	$436,853	$450,387

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2012	2011	2010
Net sales:
Software and other	$94,466	$80,948	$42,420
Professional services	40,978	41,905	23,175
Maintenance and EDI	113,460	109,575	74,737
Total net sales	248,904	232,428	140,332
Cost of sales:
Software and other	43,281	29,090	13,762
Professional services	24,693	21,134	15,411
Maintenance and EDI	31,090	29,090	24,418
Depreciation, amortization and impairment	8,987	9,340	10,972
Total cost of sales	108,051	88,654	64,563
Gross margin	140,853	143,774	75,769
Operating costs and expenses:
Sales and marketing	43,908	38,800	20,697
Product research and development	32,419	27,542	20,064
General and administrative	42,366	32,579	22,012
Acquisition-related expenses	3,402	1,614	9,674
Restructuring and other expenses	830	1,216	5,006
Depreciation, amortization and impairment	11,308	12,868	6,840
Total operating costs and expenses	134,233	114,619	84,293
Operating income (loss)	6,620	29,155	(8,524)
Other income (expense):
Interest expense	(32,926)	(29,421)	(17,218)
Interest income	766	506	58
Other, net	811	(2,106)	522
Total other expense	(31,349)	(31,021)	(16,638)
Loss before income taxes	(24,729)	(1,866)	(25,162)
Income tax expense (benefit)	4,091	3,665	(13,646)
Net loss	(28,820)	(5,531)	(11,516)
Less: noncontrolling interest's share	(18)	(10)	-
Net loss attributable to Merge	(28,802)	(5,521)	(11,516)
Less: preferred stock dividends	-	3,153	19,076
Net loss attributable to common shareholders of Merge	$(28,802)	$(8,674)	$(30,592)
Net loss per share attributable to common shareholders of Merge - basic	$(0.31)	$(0.10)	$(0.38)
Weighted average number of common shares outstanding - basic	92,128,717	86,647,097	80,231,427
Net loss per share attributable to common shareholders of Merge - diluted	$(0.31)	$(0.10)	$(0.38)
Weighted average number of common shares outstanding - diluted	92,128,717	86,647,097	80,231,427

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2012	2011	2010

Net loss	$(28,820)	$(5,531)	$(11,516)
Translation adjustment	4	25	-
Unrealized (loss) gain on marketable securities, net of income taxes	(50)	44	(55)
Comprehensive loss	$(28,866)	$(5,462)	$(11,571)
Less: noncontrolling interest's share	(18)	(10)	-
Comprehensive loss attributable to Merge	$(28,848)	$(5,452)	$(11,571)

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012, 2011 and 2010
(in thousands, except for share data)
	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total Merge	Non-	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2009	-	$-	9,978	$32	74,791,753	$748	$524,114	$(458,356)	$1,599	$68,137	$-	$68,137
Issuance of stock	41,750	26,850	-	-	7,515,000	75	14,825	-	-	41,750	-	41,750
Deemed dividend	-	14,900	-	-	-	-	(14,900)	-	-	-	-	-
Stock issuance costs	-	-	-	-	-	-	(882)	-	-	(882)	-	(882)
Stock issued for acquisitions	-	-	974,701	3,265	500,000	5	1,345	-	-	4,615	-	4,615
Stock issued under ESPP	-	-	6,374	26	51,388	1	133	-	-	160	-	160
Vesting of restricted stock	-	-	-	-	408,531	4	(4)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	2,623	-	-	2,623	-	2,623
Treasury stock repurchase and retirement	-	-	-	-	(8,549)	-	(26)	-	-	(26)	-	(26)
Net loss	-	-	-	-	-	-	-	(11,516)	-	(11,516)	-	(11,516)
Other comprehensive loss	-	-	-	-	-	-	-	-	(55)	(55)	-	(55)
Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806	$-	$104,806
Redemption and cancellation of Series A Preferred Stock	(41,750)	(41,750)	-	-	-	-		-	-	(41,750)	-	(41,750)
Stock issued for charitable contribution	-	-	-	-	485,232	5	1,846	-	-	1,851	-	1,851
Stock issued for acquisitions	-	-	(798,835)	(2,043)	6,843,733	68	36,777	-	-	34,802	-	34,802
Stock issued under ESPP	-	-	2,898	31	56,465	-	263	-	-	294	-	294
Exercise of stock options	-	-	-	-	295,500	3	869	-	-	872	-	872
Share-based compensation expense	-	-	-	-	-	-	3,908	-	-	3,908	-	3,908
Preferred stock dividends paid	-	-	-	-	-	-	(7,328)	-	-	(7,328)	-	(7,328)
Net loss	-	-	-	-	-	-	-	(5,521)	-	(5,521)	(10)	(5,531)
Other comprehensive loss	-	-	-	-	-	-	-	-	69	69	-	69
Noncontrolling interest acquired	-	-	-	-	-	-	-	-	-	-	478	478
Balance at December 31, 2011	-	$-	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471
Stock issued for acquisitions	-		(53,574)	(373)	1,410,491	14	5,561	-	-	5,202	-	5,202
Stock issued under ESPP	-	-	16,853	(4)	92,886	1	356	-	-	353	-	353
Exercise of stock options	-	-	-	-	190,269	2	686	-	-	688	-	688
Issuance of restricted shares	-		-	-	505,038	5	1,822	-	-	1,827	-	1,827
Share-based compensation expense	-	-	-	-	-	-	5,786	-	-	5,786	-	5,786
Net loss	-	-	-	-	-	-	-	(28,802)	-	(28,802)	(18)	(28,820)
Other comprehensive loss	-	-	-	-	-	-	-	-	(46)	(46)	-	(46)
Balance at December 31, 2012	-	$-	158,395	$934	93,137,737	$931	$577,774	$(504,195)	$1,567	$77,011	$450	$77,461

See accompanying notes to consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(28,820)	$(5,531)	$(11,516)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, amortization and impairment	20,295	22,208	17,812
Share-based compensation	5,786	3,908	2,623
Amortization of note payable issuance costs & discount	2,724	2,393	1,445
Unrealized gain on equity security	(486)	-	-
Realized gain on equity security	-	(405)	(506)
Change in contingent consideration for acquisitions	1,380	345	113
Provision for doubtful accounts receivable and allowances, net of recoveries	12,051	2,766	880
Deferred income taxes	3,581	8,108	(14,056)
Stock issued for charitable contribution	-	1,851	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(11,187)	(19,031)	(13,962)
Inventory	(1,261)	888	(2,184)
Prepaid expenses	(148)	(768)	3,269
Accounts payable	2,258	1,329	4,934
Accrued wages	(979)	1,489	(2,223)
Restructuring accrual	(1,297)	(782)	1,310
Other accrued liabilities	(556)	(4,866)	2,399
Deferred revenue	(422)	(4,524)	15,810
Other	(3,559)	(7,689)	(143)
Net cash (used in) provided by operating activities	(640)	1,689	6,005

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(876)	(1,277)	(216,212)
Investment in securities	(240)	-	-
Purchases of property, equipment, and leasehold improvements	(2,174)	(1,976)	(1,492)
Cash received on sale of fixed assets	-	-	6,124
Change in restricted cash	(106)	940	(1,088)
Proceeds from sale of equity investment	-	405	606
Net cash used in investing activities	(3,396)	(1,908)	(212,062)

Cash flows from financing activities:
Proceeds from issuance of term notes	-	53,560	194,532
Proceeds from issuance of stock	-	-	41,750
Note and stock issuance costs paid	-	(1,528)	(9,897)
Proceeds from exercise of stock options and employee stock purchase plan	1,039	1,166	160
Principal payments on notes	(37)	(4,591)	-
Redemption and retirement of preferred stock	-	(41,750)	-
Principal payments on capital leases	(396)	(4)	(142)
Stock repurchases	-	-	(26)
Preferred stock dividends	-	(7,328)	-
Net cash (used in) provided by financing activities	606	(475)	226,377

Effect of exchange rates on cash and cash equivalents	(73)	(123)	-

Net (decrease) increase in cash and cash equivalents	(3,503)	(817)	20,320
Cash and cash equivalents (net of restricted cash), beginning of period (1)	38,565	39,382	19,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$35,062	$38,565	$39,382

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,654	$25,723	$11,956
Cash paid for income taxes, net of refunds	$261	$934	$(123)

Non-Cash Investing and Financing Activities
Equity securities received in settlement of receivable	$1,530	$-	$-
Value of Common Stock issued for acquisitions	$7,029	$34,802	$4,615
Assets purchased under capital lease obligations	$1,412	$190	$-
Assets purchased under lease line facility	$897	$-	$-

(1)	Net of restricted cash of $1,647, $559, and $621 at December 31, 2011, 2010, and 2009, respectively.

(2)	Net of restricted cash of $813, $707, and $1,647 at December 31, 2012, 2011 and 2010, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash), money market accounts and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  As of December 31, 2012, cash and cash equivalents were $35,875, including restricted cash of $813.  Restricted cash consisted of letters-of-credit relating to our leased facilities.

Inventory

Inventory, consisting principally of finished goods (primarily purchased third-party hardware) is stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.  We also maintain inventory reserves for excess and obsolete inventory determined based on the age of our inventory.

Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, unbilled A/R from acquisitions, an equity investment and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Revenue recognized in excess of billings, net of reserves of $1,763 and $235, respectively	$18,812	$18,064
Acquired unbilled A/R	350	1,769
Equity investment	2,016	-
Other non-trade receivables	443	366
	$21,621	$20,199

The following table shows the changes in our reserves for revenue recognized in excess of billings:

	Balance at Beginning of Period	Net Additions Charged to Expenses	Deductions	Balance at End of Period
For year ended December 31,:
2012	$235	$1,528	$-	$1,763
2011	-	$235	$-	$235

During the fourth quarter of 2012, we recorded a charge of $1,308 related primarily to uncollectible billings from customer contracts obtained through acquisitions in the past few years. The $1,308 related to a change in estimate to our reserve for revenues in excess of billings.  The effect of the change in estimate related to our reserve for revenues in excess of billings, which was recorded to general and administrative in our statement of operations, was to increase our net loss by $1,308 ($0.01 per share, net of income tax), for the year ended December 31, 2012.

Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Property and equipment are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  Useful lives of our major classes of property and equipment are three years for computer equipment and three to five years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.  We recorded depreciation expense of $3,752, $3,955 and $4,091 in 2012, 2011 and 2010, respectively.

Index

Intangible Assets and Goodwill

Intangible assets include purchased and capitalized technology, customer relationships, backlog, trade names, and non-compete agreements.  Finite-lived intangible assets are amortized to reflect the pattern of economic benefits consumed, which is primarily the straight-line method.

Purchased software and capitalized software are tested for impairment quarterly by comparing the net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software.  If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these assets with estimable useful lives and determined that their carrying values as of December 31, 2012 are recoverable in future periods.

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility or incurred in the preliminary stages of development are expensed as incurred.

We review goodwill for impairment annually on October 1st, or more frequently if impairment indicators arise.  During 2012, our reporting units changed from Merge Healthcare and Merge eClinical to Merge Healthcare and Merge Data and Analytics (DNA) due to the level of discrete financial information as well as the aggregation of Merge’s components, which exhibit similar long term performance and have similar economic characteristics.  In calculating potential impairment losses, we evaluate the fair value of goodwill using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  We performed our annual goodwill testing and determined that there is no impairment, since the fair value of our reporting units substantially exceeded the carrying value.

Index

Other Current Liabilities

Other current liabilities consist primarily of customer deposits, the current portion of an acquisition obligation, accrued taxes, lease line facility, leases payable, and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2012 and 2011:

	December 31,
	2012	2011
Customer deposits	$3,409	$2,469
Acquisition obligation	2,815	4,651
Accrued taxes	998	782
Lease line facility	897	-
Leases payable	83	473
Other liabilities	4,404	3,205
	$12,606	$11,580

The acquisition obligation relates to the current portion of the balance due for an insignificant acquisition completed in 2011.  The non-current portion of $2,041 and $4,558 is recorded in other non-current liabilities in our consolidated balance sheets as of December 31, 2012 and 2011, respectively.  Total amounts to be paid under this obligation of $2,815, $1,967 and $273 in 2013, 2014 and 2015, respectively, were recorded at their discounted amounts based on the payment due dates.

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

Index

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

Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income, and are further detailed in Note 5 for the years ended December 31, 2012 and 2011.

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

Revenue from multiple-element arrangements not including software is typically recognized using the relative method.  Under the relative method, revenue is recognized in a multiple element arrangement based on selling prices for all of the elements in the arrangement, assuming all other conditions for revenue recognition have been satisfied.

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

•
Merge sells software with or without various standard hardware components (i.e. servers, monitors, storage disk arrays, etc.).  The hardware items are sold primarily as a convenience for its customers who may choose not to purchase it because either they already have the applicable hardware or they purchased the hardware directly from a third party vendor.  We have a sufficient number of stand-alone sales of hardware to allow it to obtain vendor-specific objective evidence of fair value for the hardware.  These arrangements include software that is more-than-incidental to the hardware.  Therefore, the software is not essential to the functionality of the hardware (and vise versa).  Software licenses sold through annual contracts that include software maintenance and support are deferred and recognized ratably over the one-year period.

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

•
If services are considered essential to the functionality of the software, revenue is recognized based on service hours expended through project completion and maintenance and support is recognized ratably over the applicable period.

•	EDI revenues are typically recognized monthly based on transactional volumes or a fixed fee.

If services are considered essential, we recognize revenue using either the proportional performance guidelines or percentage of completion accounting, as appropriate.  Revenue is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess the possible need for revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is possible that the estimates will change and could result in a material change of revenue recognized in the applicable period.  We record a loss for a contract at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues.  As of December 31, 2012, we have not experienced any material losses on uncompleted contracts.

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

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2012 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2014.   Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period.  As of December 31, 2012 and 2011, there was $18,812 and $18,064 net of reserves recorded within other current assets related to revenue recognized that has not yet been billed.

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  Sales tax, if any, is passed on to our customers.

Index

Share-Based Compensation

We calculate share-based compensation expense for option awards based on the estimated grant-date fair value using the Black-Scholes option pricing model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.  We evaluate the assumptions used to value stock options and restricted stock awards on a quarterly basis.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider different factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, statement of operations, or related disclosures.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2012-04, Technical Corrections and Improvements.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.   The adoption of ASU No. 2012-014 did not have a material impact on our statement of operations, financial position or cash flows.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update No. 2010-22 (SEC Update).  This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.  The adoption of ASU No. 2012-03 did not have a material impact on our statement of operations, financial position, or cash flows.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other — Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such an impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted.  The adoption of ASU No. 2012-02 is not expected to have a material impact on our statement of operations, financial position, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  This ASU permits a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  This ASU is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011.  The adoption of ASU No. 2011-08 did not have a material impact on our statement of operations, financial position, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income.  ASU No. 2011-05 amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In either case, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  We adopted ASU No. 2011-05 as of January 1, 2012, and it did not impact the presentation of comprehensive income in our consolidated condensed financial statements.

Index

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the Boards) on fair value measurement.  The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.”  The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amendments to this ASU are to be applied prospectively.  ASU No. 2011-04 is effective during interim and annual periods beginning after December 15, 2011.  The adoption of ASU No. 2011-04 did not have a material impact on our statement of operations, financial position or cash flows.

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

Index

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

The estimated asset lives are determined based on projected future economic benefits and expected life cycles of the acquired intangible assets.  The amount assigned to goodwill is not being amortized, but will be tested for impairment annually or under circumstances that may indicate a potential impairment.  Of the $130,384 assigned to goodwill, $12,700 will be deductible for federal income tax purposes.

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

Years Ended December 31,
2010
Revenue	$177,019
Net loss available to common shareholders	(48,893)
Loss per share:
Basic	$(0.59)
Diluted	$(0.59)

(3)	Accounts Receivable

Substantially all receivables are derived from sales and related services, support and maintenance of our products to healthcare IT providers, device manufacturers and pharmaceutical companies located throughout the U.S. and in certain foreign countries as indicated in Note 15.

Our accounts receivable balance is reported net of an allowance for doubtful accounts and for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2012 and 2011, the allowances for estimated uncollectible accounts and sales returns were $14,074 and $4,080, respectively.

The following table shows the changes in our allowance for doubtful accounts and sales returns.

	Balance at Beginning of Period	Net Additions Charged to Revenue and Expenses	Deductions	Balance at End of Period
For year ended December 31,:
2012	$4,080	$10,523	$(529)	$14,074
2011	1,322	2,766	(8)	4,080
2010	1,287	593	(558)	1,322

Index

During the year ended December 31, 2012, we recorded a charge to bad debt expense for $12,051 within general and administrative in our statement of operations primarily due to uncollectible billings from customer contracts obtained through acquisitions in the past few years.

During the fourth quarter of 2012, we recorded a charge of $7,855 related primarily to uncollectible billings from customer contracts obtained through acquisitions in the past few years. The $7,855 related to a change in estimate to our allowance for bad debts and sales returns.  The effect of the change in estimate related to bad debts and sales returns, which was recorded to general and administrative in our statement of operations, was to increase our net loss by $7,855 ($0.09 per share, net of income tax), for the year ended December 31, 2012.

(4)	Goodwill and Other Intangible Assets

Goodwill

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amount in the years ended December 31, 2012 and 2011 was as follows:

	Total	Merge Healthcare	Merge DNA
Balance at January 1, 2010	$169,533	-	-
Increase due to acquisitions	40,333	-	-
Increase due to foreign currency	(37)	-	-
Balance at December 31, 2011	$209,829	-	-
Increase due to acquisitions	4,431	-	-
Allocation in operating segments	-	$194,115	$20,145
Increase due to foreign currency	52	-	52
Balance at December 31, 2012	$214,312	$194,115	$20,197

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of December 31, 2012 and 2011 as follows:

	Weighted- Average	December 31, 2012		December 31, 2011
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased software	4.6	$31,066	$(12,350)	$31,382	$(7,955)
Capitalized software	1.9	1,825	(1,534)	1,825	(1,328)
Customer relationships	6.2	46,302	(15,012)	45,068	(7,576)
Backlog	1.4	9,680	(8,338)	9,680	(6,127)
Trade names	7.7	1,463	(446)	2,081	(413)
Non-competes	4.3	3,190	(1,211)	3,230	(791)
Total		$93,526	$(38,891)	$93,266	$(24,190)

As a result of an insignificant acquisition in the twelve months ended December 31, 2012, we increased the gross carrying amounts of purchased software, customer relationships, and trade names by $780, $1,220, and $80, respectively.  Upon completion of a product rationalization and a product being rebranded in the fourth quarter of 2012, we recorded a $796 impairment charge to purchased software and a $474 impairment charge to trade names.  We also wrote off the fully amortized gross carrying amounts and the accumulated amortization related to the purchased software and trade name of $1,110 and $620, respectively, in 2012.

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

Index

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, for the remaining periods is as follows:

For the year ended December 31:	2013	$14,021
	2014	12,367
	2015	9,750
	2016	7,706
	2017	5,524
	Thereafter	5,267
	Total	$54,635

Amortization expense, including impairments for our intangible assets, is set forth in the following table:

	Year Ended December 31,
	2012	2011	2010
Amortization and impairment included in cost of sales
Purchased software	$5,501	$4,915	$7,100
Capitalized software	205	189	583
Backlog	2,211	3,745	2,245
Total	$7,917	$8,849	$9,928

Amortization and impairment included in operating expenses
Customer relationships	$7,434	$5,667	$3,183
Trade names	732	3,241	315
Non-competes	461	496	295
Total	8,627	9,404	3,793
Total amortization and impairment	$16,544	$18,253	$13,721

(5)	Fair Value of Investments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities are based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our notes payable was approximately 107.875% of par value as of December 31, 2012 and 106.125% of par value as of December 31, 2011, based on Level 1 inputs which include quoted prices of the securities in an active market.  See Note 7 for further discussion of the fair value of our debt.

Current Investment

In the second quarter of 2012, we received an equity security investment from a customer as settlement for purchase commitments and outstanding receivables associated with a contract.  This equity investment is classified as a Level 2 trading security within other current assets in our condensed consolidated balance sheet.  We estimate the fair value of this investment on a recurring basis based on the quoted market price of the security less a discount due to a trading restriction.  The valuation technique for this level 2 investment utilized qualitative and quantitative methodologies including other publicly traded companies and option pricing models.  Upon receipt, we estimated the fair value of this investment at $1,530.  At December 31, 2012, we estimated the fair value of this investment at $2,016, and recorded a gain of $486 within the other, net line in our statements of operations in the twelve months ended December 31, 2012, respectively.

Index

Non-Current Investments

At December 31, 2012, we held certain securities in a publicly traded entity and private companies, which are classified within other assets in our condensed consolidated balance sheet.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies, over which we do not exert significant influence, are classified as Level 3 investments and are reported at cost or fair value, if an other-than-temporary loss has been determined.  Any loss due to impairment in value is recorded when such loss occurs.  We performed the evaluation of our Level 3 investments as of December 31, 2012, and concluded that there were no significant changes in their fair value.

The following tables set forth the change in the fair value of our Level 1, Level 2, and Level 3 investments for the periods indicated:

	Level 1	Level 2	Level 3	Total
Balance at December 31, 2010	$55	$-	$313	$368
Unrealized gain	51	-	-	51
Balance at December 31, 2011	$106	$-	$313	$419
Acquired investments	-	1,530	240	1,770
Unrealized gain (loss)	(50)	486	-	436
Balance at December 31, 2012	$56	$2,016	$553	$2,625

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

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	December 31,
	2012	2011	2010
Cumulative translation adjustment	$1,965	$1,961	$1,936
Unrealized loss on available-for-sale security, net of tax	(398)	(348)	(392)
Total accumulated other comprehensive income	$1,567	$1,613	$1,544

(6)	Restructuring

We incurred $830, $1,216 and $5,006 of restructuring costs in the years ended December 31, 2012, 2011 and 2010, respectively, in restructuring and other expenses in our statements of operations.

                In 2012, we completed a restructuring initiative to reduce our workforce.  This action was taken based upon our assessment of ongoing personnel needs.  As a result, we incurred $830 of employee termination costs that were recorded in restructuring and other expenses in our statement of operations.

In 2011, we committed to a restructuring initiative to reduce our workforce by approximately 30 individuals.  This action was taken based upon our assessment of ongoing personnel needs.  We incurred $1,167 in severance and related costs through 2012 related to this initiative.  An additional $49 was incurred in 2011 related to prior year initiatives.

In 2010, we committed to a restructuring initiative to materially reduce our workforce by approximately 125 individuals and exit certain facilities.  In the second quarter of 2010, we exited each of our Bellevue, Washington; Milwaukee, Wisconsin and Hudson, Ohio facilities.  This action was taken concurrent with the acquisition of AMICAS based upon our assessment of ongoing personnel needs.  In the third quarter of 2010, we exited our New Brighton, Massachusetts facility as part of the plan for this initiative.  We incurred $2,116 in severance and related costs, $2,225 in contract exit costs and $505 in relocation costs in 2010 associated with this initiative.  An additional $160 was incurred in 2010 related to prior year initiatives.

Index

The following table shows a summary of the restructuring activity through December 31, 2012:

	Employee Termination Costs	Lease & Contract Exit Costs	Relocation	Total
Balance at December 31, 2009	$662	$217	$-	$879
Charges to expense	2,116	2,225	505	4,846
Payments	(2,339)	(744)	(463)	(3,546)
Foreign Exchange	10	-	-	10
Balance at December 31, 2010	$449	$1,698	$42	$2,189
Charges to expense	1,137	104	(25)	1,216
Payments	(612)	(1,365)	(17)	(1,994)
Foreign Exchange	(4)	-	-	(4)
Balance at December 31, 2011	$970	$437	$-	$1,407
Charges to expense	830	-	-	830
Payments	(1,094)	(434)	-	(1,528)
Non-Cash Adjustment	(487)	-	-	(487)
Balance at December 31, 2012	$219	$3	$-	$222

                As of December 31, 2012, the remaining balance of $222 is included in the restructuring accrual in current liabilities.  We expect that the majority of the balance will be paid out by the end of 2013.

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

In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock and to pay associated dividends (as further discussed in Note 8).  These additional Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Prior to issuance, we received consents from the majority of holders of the existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1,528 in consent fees from the proceeds of the Notes.  These fees are recorded as an issuance cost in long-term assets and will be amortized, along with the premium, over the remaining life of the Notes using the effective interest method.  Subsequent to the issuance of the additional Notes, we completed an exchange offer to satisfy our obligations under the registration rights agreement entered into in connection with the issuance of the additional Notes, pursuant to which we exchanged the Notes for new Notes that were registered under the Securities Act of 1933 but otherwise identical in all material respects.  We also incurred $1,686 in costs related to the issuance of the additional Notes that did not qualify for capitalization.  These costs are recorded in other expense, net of our consolidated statement of operations in 2011.

In 2012, 2011 and 2010, we recorded $32,334, $29,135 and $17,308, respectively, of interest expense related to the Notes, including $2,049, $1,659 and $899, respectively, in amortization of debt issuance costs and $675, $733 and $546, respectively, in amortization of net debt discount.  In 2012, 2011 and 2010, we made interest payments of $29,610, $25,723 and $11,946, respectively, related to the Notes.  As of December 31, 2012 and 2011, the notes payable balances on our consolidated balance sheet included $1,954 and $2,629, respectively, of unamortized net discount related to the Notes.  In 2011 we also repaid $4,591 in debt obligations which we assumed from an insignificant acquisition.

Index

At any time on or prior to May 1, 2013, we may redeem any of the Notes at a price equal to 100% of the principal amount thereof plus an applicable “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time during the twelve month period commencing May 1, 2013, we may redeem the Notes, in whole or in part, at a redemption price equal to 105.875% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  At any time and from time to time after May 1, 2014, we may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof and accrued and unpaid interest, if any, to the redemption date.  In addition, prior to May 1, 2013, we may redeem up to 35% of the Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, using proceeds from permitted sales of certain kinds of our capital stock.  Upon the occurrence of a change of control or the sale of substantially all of our assets, we may be required to repurchase some or all of the Notes.  The obligations under the Notes are fully and unconditionally guaranteed (except for certain release provisions which are considered customary, which apply only to our subsidiaries), jointly and severally, on a senior, secured basis by all of our current and future domestic restricted subsidiaries. The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of our and the guarantors’ tangible and intangible assets, subject to certain exceptions.

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

We have a $15.0 million lease line facility with interest at 7.4% through March 31, 2013.  As of December 31, 2012, $0.9 million is outstanding and included in other current liabilities and $14.1 million is unused.

We have non-cancelable operating leases at various locations.  Our five largest operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments	End of Term
Chicago, Illinois	33,000	$612	December 2013
Daytona Beach, Florida	36,000	332	December 2013
Hartland, Wisconsin	81,000	694	November 2025
Mississauga, Ontario	24,000	615	February 2020
Morrisville, North Carolina	17,000	258	September 2016

We entered into a sale-leaseback transaction for the Hartland facility on November 10, 2010, as allowed under the terms of the Notes.  We received $6,124 in proceeds from the sale and recorded a gain on the sale of $227, which is being deferred and amortized into rent expense over the 15 year term of the lease.

Total rent expense in 2012, 2011 and 2010 was $3,351, $3,443, and $2,031, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2012, are:

2013	$3,186
2014	1,724
2015	1,756
2016	1,585
2017	1,350
Thereafter	6,915
Total minimum lease payments	$16,516

Index

Income received under non-cancelable sub-leases in 2012 is $227 and in 2013 will be $76.   The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of December 31, 2012.  The related obligations for such facilities have been recorded as restructuring related accruals in our consolidated balance sheet as of December 31, 2012.

(8)	Shareholders’ Equity

 In 2012, we issued 1,356,917 shares of our common stock valued at $5,202 as consideration for insignificant acquisitions. The value of the shares issued was based on the closing price of our common stock on the earlier of the date shares were issued or subscribed, discounted based upon a holdback provision and trading restrictions over one year.  The agreement also contained a provision for a settlement at a future date calculated by the change in the volume weighted average price of our stock. This was accounted for as a liability based on the use of the Monte Carlo Simulation Method.   Through settlement, we incurred a $1,383 charge to Acquisition-related expenses for the change in fair value of this Level 2 instrument.  These shares were issued pursuant to an exception from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  We also issued 505,038 shares of restricted stock which immediately vested to current employees as settlement of contingent consideration arising for an insignificant acquisition. The restricted shares were valued at $1,827 based on the closing price of our common stock on the date of issuance.  We also issued 53,574 shares of our common stock, valued at $373, as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2011.  These shares had been recorded as common stock subscribed as of December 31, 2011.

In 2011, we issued 6,044,898 shares of our common stock (including 175,866 shares subscribed at December 31, 2011) valued at $34,802, as partial consideration for three insignificant acquisitions completed in 2011.  The value of the shares issued for acquisitions was based on the closing price of our common stock on the respective acquisition dates, with certain of the shares discounted based upon holdback provisions and trading restrictions over one year, as applicable.  We also issued 974,701 shares of our common stock, valued at $3,147, as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.

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

In the years ended December 31, 2012, 2011 and 2010, we recorded cumulative dividends of zero, $3,153 and $4,176, respectively, related to our Series A Preferred Stock.  In the year ended December 31, 2010, we also recorded a deemed dividend of $14,900 upon issuance of the preferred stock for the difference between the relative fair value and the redemption value of $41,750.  These dividends are reflected as an increase to net loss available to common shareholders in our consolidated statement of operations.

Index

(9)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recognized in 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Share-based compensation expense included in the statement of operations:
Professional services	$90	$45	$69
Maintenance	40	186	96
Sales and marketing	1,805	1,460	442
Product research and development	451	36	231
General and administrative	3,400	2,181	1,785
Share-based compensation expense, net of tax	$5,786	$3,908	$2,623

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

Our 2005 Equity Incentive Plan (EIP) provides for awards of common stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants. On June 2, 2011, our shareholders approved an amendment to our 2005 EIP to increase the number of shares of common stock authorized for issuance there under by 3,000,000 to 16,500,000 shares of our common stock.  Under the terms of the 2005 EIP, incentive stock option grants are limited to 5.0 million shares.  Also, under the EIP, new stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant with limited exceptions.  The majority of the options issued under the EIP vest over a three or four-year period.  As of December 31, 2012, non-statutory stock options to purchase 12,142,041 shares of our common stock were outstanding under this plan.

Upon approval of the EIP, we stated that we did not plan to issue any more options under our other stock option plans.  Our 1996 Employee Stock Option Plan provided for the grant of options to purchase a maximum of 3,265,826 shares of our common stock.  Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our common stock.  In addition, our Board of Directors adopted an equity compensation plan in connection with our acquisition of a company in 2003.  As of December 31, 2012, non-statutory stock options to purchase 30,411 shares of our common stock were outstanding under these plans.

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

	Years Ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Expected volatility	65%	100%	100%
Risk–free interest rate	0.3% - 0.8%	0.6% - 1.8%	0.8% - 2.1%
Expected term (in years)	3.0	4.0	4.0
Weighted–average grant date fair value	$3.51	$3.37	$1.97

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

Index

At December 31, 2012, there was $15,553 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 2.81 years.

Stock option activity for the year ended December 31, 2012 was as follows:

			Weighted-Average
			Remaining
	Number	Weighted-	Contractual	Aggregate
	of	Average	Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding, December 31, 2010	7,959,110	$2.94	5.5	$10,720
Options granted	2,134,786	4.96
Options exercised	(295,500)	2.95
Options forfeited and expired	(607,362)	6.91
Options outstanding, December 31, 2011	9,191,034	$3.14	5.2	$17,860
Options granted	4,960,038	5.03
Options exercised	(695,307)	3.62
Options forfeited and expired	(1,283,313)	5.60
Options outstanding, December 31, 2012	12,172,452	$3.63	4.1	$3,767

Options exercisable, December 31, 2012	5,545,382	$2.50	3.4	$3,765
Options exercisable, December 31, 2011	4,215,920	$2.78	4.6	$10,381
Options exercisable, December 31, 2010	2,795,937	$3.75	4.8	$4,226

During 2012, we granted 505,038 shares of restricted stock at a weighted-average grant date fair value of $3.62 per share of which all were vested in 2012.  We also received cash proceeds of $688 from the exercise of stock options.

Other information pertaining to option activity was as follows:

	Years Ended December 31,
	2012	2011	2010
Total fair value of stock options vested	$8,380	$6,719	$4,585
Total fair value of restricted stock awards vested	1,591	-	613

The following table summarizes information about stock options outstanding at December 31, 2012:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted– average remaining contractual life in years	Weighted– average exercise price	Number of shares	Weighted– average exercise price
$0.00 - $2.48	2,670,000	3.2	$1.06	2,657,500	$0.64
$2.48 - $4.97	5,990,240	4.2	3.24	2,359,927	2.11
$4.97 - $7.46	3,449,164	4.8	6.06	464,907	3.16
$7.46 - $9.95	10,000	0.4	9.78	10,000	4.03
$9.95 - $12.44	1,694	4.3	10.81	1,694	3.29
$14.92 - $17.41	21,354	1.3	16.22	21,354	6.17
$17.41 - $19.90	30,000	2.4	17.50	30,000	1.80
	12,172,452	4.1	$3.63	5,545,382	$1.51

Index

Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  The eligible employees receive a 5% discount from the market price at the end of each calendar quarter.  There is no stock-based compensation expense associated with our ESPP.

Employees contributed $353, $294, and $160, during the years ended December 31, 2012, 2011, and 2010, respectively, to purchase shares of our common stock under the employee stock purchase plan.

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

In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, plaintiffs’ counsel filed an application for approximately $5,000 of attorneys’ fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court’s attorneys’ fee award decision, AMICAS’s insurer denied policy coverage for approximately $2,500 of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer’s denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court’s fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  That appeal, which has been briefed and argued by the parties, is pending.  In late February, 2013, the insurer settled the Massachusetts court case by agreeing to pay $2,990 to plaintiffs’ counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  We believe that the Massachusetts settlement has rendered moot the Seventh Circuit appeal, except for the insurer’s claim to reimbursement for a portion of the fees it advanced in the Massachusetts appeal, which we believe is less than $150 and with respect to Merge’s claims for additional damages from the insurer.  As a result of the Massachusetts settlement, we anticipate recognizing a contingent gain, if not all, of our recorded liability of $2,500 to other, net in our statement of operations with respect to these matters in the first quarter of 2013 based on the February 27, 2013 appellate court dismissal date.

On February 1, 2010, Merge filed a complaint against its former CEO, Richard Linden, and its former CFO, Scott Veech, in the U.S. District Court for the Eastern District of Wisconsin, seeking a declaration that we do not have to indemnify either Mr. Linden or Mr. Veech for liabilities they incurred in connection with an SEC investigation and enforcement actions and various securities fraud and shareholder derivative litigation.  Merge also sought to recover from both defendants all costs incurred by Merge associated with defending Mr. Linden and Mr. Veech in those prior actions.  On October 15, 2010, the Court concluded that it did not have subject matter jurisdiction over Merge’s claims and dismissed the claims in their entirety.  The Court rendered no opinion on the merits of Merge’s claims.  On February 8, 2011, Merge filed a complaint in the U.S. District Court for the Eastern District of Wisconsin captioned Merge Healthcare Incorporated v. Richard Linden, Case no. 11-CV-001541.  On May 4, 2011, Merge and Mr. Linden entered into a confidential settlement agreement resolving all claims against Mr. Linden and through which Linden agreed to issue a statement of regret and apology to Merge’s Board of Directors and reimburse Merge for a portion of the legal fees to defend Mr. Linden in prior legal actions.  Merge believes that it has numerous meritorious claims against Mr. Veech, which have not been affected by the settlement with Mr. Linden.  We believe that the likelihood of a loss with respect to this matter is remote.  Based on the terms of the status of this proceeding, we have determined that this litigation is not currently a material legal proceeding. Accordingly, we do not intend to make disclosures about this proceeding in its future periodic filings.

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

In September, 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).   HIT alleges that certain features of products within our Image Interoperability Platform that collectively are expected to represent less than 5% of our net sales during 2013 infringe three of HIT’s patents related to internet-based image viewing.  The complaint seeks equitable relief and damages for patent infringement.  We have retained litigation counsel and intend to vigorously defend this action.  HIT has filed a Motion for a Temporary Injunction that, if granted would prohibit Merge from selling the applicable products.  The parties are in the process of briefing on the Motion, which is not expected to be decided for several months.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on Merge’s financial condition.  Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period.

Guarantees

We assumed a guarantee to a lender on behalf of a customer.  At December 31, 2012, the balance outstanding on the loan was approximately $216.

(11)	Transactions with Related Party

Merrick RIS, LLC (Merrick) and its affiliates, including Merrick Ventures, LLC (Merrick Ventures), beneficially own, as of December 31, 2012, approximately 31% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Effective January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion).  We paid $1,069, $1,348 and $2,039 to Merrick for such services and recognized $976, $1,176 and $2,338 in acquisition related and general and administrative expenses in 2012, 2011 and 2010, respectively.  As of December 31, 2012 and December 31, 2011, we had $38 and $132, respectively, recorded in accounts payable covering obligations under this agreement.

Index

On July 30, 2010, we acquired substantially all of the Olivia Greets assets from Merrick Healthcare Solutions, LLC (Merrick Healthcare), an affiliate of Merrick Ventures, for 500,000 shares of our common stock.  Merrick Healthcare transferred these shares of common stock to Merrick Ventures after the expiration of the one-year trading restriction.  As a result of the Olivia Greets acquisition, the value-added reseller agreements that we entered into with Merrick Healthcare in March 2009 and March 2010 were terminated.

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

Merrick Ventures owns over 75% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s Chairperson and Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development for a fixed payment of $675.  We recognized $155 and $506 in revenue in 2012 and 2011 and were paid $490 in 2011 under this Agreement.  In addition, the master services agreement granted higi certain branding rights related to our health station business and requires higi to pay a fixed annual fee of one hundred dollars per station to us for each station that is branded with higi’s trademarks and that includes higi’s software, images and/or other intellectual property.  The agreement has an initial term of one year, with continuing renewal rights, and is subject to termination on 120 days notice from us.  On March 28, 2012, we entered into an agreement to sell 500 health stations and related equipment to higi for $2,750.  We recognized revenue of $2,750 in 2012.

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

(12)	Income Taxes

Components of income (loss) before income taxes in 2012, 2011 and 2010 are as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$(32,231)	$(7,976)	$(31,282)
Foreign	7,502	6,110	6,120
	$(24,729)	$(1,866)	$(25,162)

The provision for income taxes consists of the following in 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$-	$(4,191)	$(111)
State	482	(287)	320
Foreign	28	35	201
Total current	510	(4,443)	410
Deferred:
Federal	925	5,636	(2)
State	279	425	-
Foreign	2,377	2,047	(14,054)
Total deferred	3,581	8,108	(14,056)
Total provision	$4,091	$3,665	$(13,646)

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 35% for the years ended December 31, 2012, 2011 and 2010 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2012	2011	2010

Expected tax benefit	$(8,655)	$(653)	$(8,807)
Total increase (decrease) in income taxes resulting from:
Change in valuation allowance allocated to income tax expense	13,987	10,641	(9,673)
Research and experimentation credit	-	-	(78)
Share-based compensation	38	24	83
Acquisition costs	309	(684)	3,386
State and local income taxes, net of federal income tax benefit	(672)	(212)	435
Foreign income tax rate differential	(723)	(463)	(212)
Change in unrecognized tax benefits	167	(4,669)	241
Other	(360)	(319)	979
Actual income tax expense (benefit)	$4,091	$3,665	$(13,646)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accrued compensation	$162	$611
Bad Debt	3,844	854
Depreciation	2,703	2,775
Research and experimentation credit carryforwards	6,951	7,324
Other credit carryforwards	1,566	1,476
Domestic loss carryforwards	115,421	113,459
Foreign loss carryforwards	8,007	9,652
Nonqualified stock options	5,374	3,450
Other	5,576	4,967
Total gross deferred tax assets	149,604	144,568
Less: asset valuation allowance	(121,117)	(105,743)
Net deferred tax asset	28,487	38,825
Deferred tax liabilities:
Software development costs and intangible assets	(7,572)	(8,439)
Intangibles—customer contracts & tradenames	(8,680)	(14,223)
Other	(5,105)	(5,452)
Total gross deferred liabilities	(21,357)	(28,114)
Net deferred tax asset	$7,130	$10,711
Included on balance sheet:
Current assets: deferred income taxes	$3,135	$3,393
Non–current asset: deferred income taxes	7,041	9,209
Non–current liabilities: deferred income taxes	(3,046)	(1,891)
Net deferred income taxes	$7,130	$10,711

 At December 31, 2012, we had U.S. federal net operating loss, capital loss, research credit, alternative minimum tax credit, and foreign tax credit carryforwards of $292,370, $3,605, $4,911, $977, and $297, respectively, state net operating loss, capital loss and research credit carryforwards of $172,632, $3,605 and $408, respectively, foreign federal and provincial net operating loss carryforwards of $27,587 and $20,694, respectively, foreign and provincial capital loss carryforwards of $5,657 and $5,657, respectively, and foreign federal and provincial research credit carryforwards of $2,008 and $291, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2015 and continuing through 2032, 2030 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2013, and continuing through 2032 and the credit carryforwards expire in varying amounts beginning 2020 and continuing through 2023.  The U.S. federal and state capital loss carryforwards will expire in 2013.  The foreign tax credits expire in varying amounts beginning in 2018, and continuing through 2024.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2013, and continuing through 2030. Foreign and provincial capital losses may be carried forward indefinitely.

Index

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

Management’s analysis for 2012 resulted in a valuation allowance of $121,117 at December 31, 2012.  Based on both quantitative and qualitative factors, we record a valuation allowance for all jurisdictions except Canada.  In 2010, we reversed $14,054 in valuation allowance related to almost all of the deferred tax assets of our Canadian operations.  We considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing U.S. net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  Almost all of our U.S. and state net operating loss, capital loss and credit carryforwards are subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex, we currently estimate deferred tax assets of $24,946 related to U.S. net operating loss, capital loss and research tax credit carryforwards may be unrealizable due to Section 382 limitations.  We have recorded a full valuation reserve for these deferred tax assets.

The net increase in the valuation allowance in 2012, 2011, and 2010 was $15,374, $4,358, and $31,830, respectively.  The 2012 increase was primarily attributable to valuation allowances established in connection with current year net operating losses and other deferred tax assets.

There exist potential tax benefits for us associated with stock-based compensation.  At December 31, 2012 and 2011, we had $1,638 and $1,514, respectively, of excess tax benefits related to vesting of restricted stock awards, nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options.  The income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

The total amount of unrecognized tax benefits as of December 31, 2012, 2011 and 2010 was $2,109, $1,862, and $6,703, respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2012 were $162 and $102, respectively.  Total accrued interest and penalties as of December 31, 2011 were $142 and $54, respectively.  Total interest included in tax expense in 2012, 2011 and 2010 were $19, $(111), and $40, respectively.  Total penalties included in tax expense in 2012, 2011 and 2010 were $ 48, $(3), and $1, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits in 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Balance at January 1	$1,862	$6,703	$6,506
Gross increases - tax positions in current year	55	-	19
Gross increases - tax positions in prior year	192	-	178
Gross decreases - tax positions in prior year	-	(12)	-
Decreases due to statute expirations	-	(4,829)	-
Balance at December 31	$2,109	$1,862	$6,703

The total amount of unrecognized tax benefits at December 31, 2012 and December 31, 2011 that, if recognized, would affect the effective tax rate is $1,948 and $1,785, respectively.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S., various states and foreign jurisdictions.  During the year we completed a taxing authority examination of our 2008 and 2009 Canadian tax return without significant adjustment.  We are not currently under examination in the U.S. federal taxing jurisdictions for which years ending after 2008 remain subject to examination.  Years prior to 2009 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2008, or remain subject to carryforward.

We indefinitely reinvest any undistributed profits of our non-U.S. subsidiaries.  Through year-end our non-U.S. subsidiaries have cumulative deficits.

Index

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

In 2012, 2011, and 2010, options to purchase 4,579,300, 941,556, and 3,509,110 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not included in the calculations of diluted net income (loss) per share.

As a result of the losses in 2012, 2011 and 2010, incremental shares from the assumed conversion of employee stock options totaling 7,593,152, 8,249,478, and 4,450,000 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

Potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share outstanding as of December 31, 2012, 2011 and 2010 were 12,172,452, 9,191,034, and 7,959,110, respectively.

(14)	Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and Registered Retirement Saving Plan (RRSP) for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and Deferred Profit Sharing Plan (DPSP) for the Canadian employees) equal to a maximum of 3.0% in 2012, 2011 and 2010.  Our matching contributions totaled $1,225, $1,905, and $993, in 2012, 2011, and 2010, respectively.

(15)	Segment Information and Concentrations of Risk

In the second quarter of 2012, we realigned our business into two operating groups to provide better focus on our two primary end users, providers and consumers.  Our Merge Healthcare operating group, which represents about 87% of our total revenue in 2012, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data and Analytics) operating group represents the remaining revenue and focuses on the emergence of consumerism in healthcare, including health stations, clinical trials software and other consumer-focused solutions.  As a result of this change, effective in the second quarter of 2012, we have two reportable operating segments.  The information for 2011 and 2010 has been restated to conform to our two reportable operating segments.

We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

Index

The following tables present operating group financial information for the periods indicated.

	Year ended December 31, 2012
	Healthcare	DNA	Total
Net sales:
Software and other	$78,941	$15,525	$94,466
Professional Services	27,552	13,426	40,978
Maintenance and EDI	110,894	2,566	113,460
Total net sales	$217,387	$31,517	$248,904
Expenses	192,408	33,315	225,723
Segment income (loss)	$24,979	$(1,798)	23,181

Net corporate/other expenses (1)			47,910
Loss before income taxes			$(24,729)

	Year ended December 31, 2011
	Healthcare	DNA	Total
Net sales:
Software and other	$76,947	$4,001	$80,948
Professional Services	23,437	18,468	41,905
Maintenance and EDI	109,562	13	109,575
Total net sales	$209,946	$22,482	$232,428
Expenses	166,898	20,406	187,304
Segment income (loss)	$43,048	$2,076	45,124

Net corporate/other expenses (1)			46,990
Loss before income taxes			$(1,866)

	Year ended December 31, 2010
	Healthcare	DNA	Total
Net sales:
Software and other	$42,379	$41	$42,420
Professional Services	13,183	9,992	23,175
Maintenance and EDI	74,737	-	74,737
Total net sales	$130,299	$10,033	$140,332
Expenses	118,179	10,808	128,987
Segment income (loss)	$12,120	$(775)	11,345

Net corporate/other expenses (1)			36,507
Loss before income taxes			$(25,162)

(1)
Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

Index

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2012	$16,049	$4,187	$59	$20,295
Restructuring and Other One Time Charges

Year ended December 31, 2012	$333	$497	$-	$830

Assets as of December 31, 2012	$412,841	$33,207	$(9,195)	$436,853

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2011	$19,311	$2,165	$732	$22,208
Restructuring and Other One Time Charges

Year ended December 31, 2011	$1,216	$-	$-	$1,216

Assets as of December 31, 2011	$354,442	$47,722	$48,223	$450,387

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2010	$15,702	$1,820	$290	$17,812
Restructuring and Other One Time Charges

Year ended December 31, 2010	$4,578	$10	$418	$5,006

Assets as of December 31, 2010	$326,037	$29,764	$40,844	$396,645

Foreign sales account for approximately 6%, 9%, and 10% of our net sales in 2012, 2011, and 2010, respectively, and sales in foreign currency represented approximately 3%, 2%, and 1%, respectively, of our net sales in 2012, 2011 and 2010.

The following tables present certain geographic information, based on location of customer:

	Net Sales for the Years Ended December 31,
	2012	2011	2010
United States of America	$232,848	$211,907	$125,974
Europe	8,687	8,767	7,730
Japan	2,190	5,312	2,853
Korea	1,018	1,449	718
Canada	1,707	1,598	491
Other	2,454	3,395	2,566
Total Net Sales	$248,904	$232,428	$140,332

	Long Lived Assets
	2012	2011	2010
United States of America	4,316	3,866	5,105
Canada	569	520	606
Europe	79	3	56
Other	-	2	5
Total	$4,964	$4,391	$5,772

Index

(16)	Guarantor Subsidiaries

The obligations under the Notes are fully and unconditionally guaranteed (except for certain release provisions including any sale or other disposition of all or substantially all of the assets of that guarantor, any sale or other disposition of the capital stock of that guarantor, if we designate any restricted subsidiary that is a guarantor to be an unrestricted subsidiary and upon legal defeasance of satisfaction and discharge of the indenture,  which are considered customary), jointly and severally, by all of our current and future 100% owned domestic restricted subsidiaries (Guarantors).  No other subsidiaries guarantee the Notes.  The Notes and guarantees are secured by a first-priority lien on certain collateral which comprises substantially all of the Parent and Guarantors’ tangible and intangible assets, subject to certain exceptions.  The following tables present the balance sheets, statements of operations and statements of cash flows of the Parent, Guarantor and Non-Guarantor entities along with the eliminations necessary to arrive at the information on a consolidated basis.

General corporate expenses, including public company costs, certain amortization, corporate administration costs, acquisition-related expenses and net interest expense are included in the results of the Parent.

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$862	$32,012	$3,001	$0	$35,875
Accounts receivable, net	-	61,871	10,194	-	72,065
Intercompany receivables	1,142	48,418	799	(50,359)	-
Other current assets	2,668	29,337	3,702	-	35,707
Total current assets	4,672	171,638	17,696	(50,359)	143,647
Net property and equipment	130	4,187	648	-	4,964
Purchased and developed software, net	-	18,508	499	-	19,007
Other intangible assets, net	-	35,025	603	-	35,628
Goodwill	-	212,908	1,404	-	214,312
Investment in and advances to subsidiaries	345,364	(868)	-	(344,496)	-
Other assets	5,957	5,745	7,593	-	19,295
Total assets	$356,123	$447,143	$28,443	$(394,855)	$436,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,509	$21,839	$1,090	$-	$24,438
Deferred revenue	-	50,716	1,639	-	52,355
Intercompany payables	20,008	13,369	17,037	(50,414)	-
Other accrued liabilities	4,352	18,168	1,133	-	23,653
Total current liabilities	25,869	104,092	20,899	(50,414)	100,446
Notes payable	250,046	-	-	-	250,046
Other long-term liabilities	2,747	5,518	635	-	8,900
Total liabilities	278,662	109,610	21,534	(50,414)	359,392
Total shareholders' equity	77,461	337,532	6,909	(344,441)	77,461
Total liabilities and shareholders' equity	$356,123	$447,143	$28,443	$(394,855)	$436,853

Index

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2011
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$5,451	$28,003	$5,818	$-	$39,272
Accounts receivable, net	-	63,487	7,527	-	71,014
Intercompany receivables	-	29,108	635	(29,743)	-
Other current assets	595	29,579	3,814	-	33,988
Total current assets	6,046	150,177	17,794	(29,743)	144,274
Net property and equipment	113	3,753	525	-	4,391
Purchased and developed software, net	-	23,309	615	-	23,924
Other intangible assets, net	-	44,483	669	-	45,152
Goodwill	-	207,799	2,030	-	209,829
Investment in and advances to subsidiaries	340,637	(338)	-	(340,299)	-
Other assets	8,013	4,597	9,835	372	22,817
Total assets	$354,809	$433,780	$31,468	$(369,670)	$450,387
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,124	$17,647	$1,343	$-	$22,114
Deferred revenue	-	49,678	1,568	-	51,246
Intercompany payables	2,176	8,580	24,086	(34,842)	-
Other accrued liabilities	4,921	18,729	1,244	-	24,894
Total current liabilities	10,221	94,634	28,241	(34,842)	98,254
Notes payable	249,371	67	-	-	249,438
Other long-term liabilities	2,746	6,381	725	372	10,224
Total liabilities	262,338	101,082	28,966	(34,470)	357,916
Total shareholders' equity	92,471	332,698	2,502	(335,200)	92,471
Total liabilities and shareholders' equity	$354,809	$433,780	$31,468	$(369,670)	$450,387

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$225,662	$23,242	$-	$248,904
Cost of sales	-	104,117	3,934	-	108,051
Gross margin	-	121,545	19,308	-	140,853
Selling, research and development, general and administrative expenses	12,532	92,670	13,491	-	118,693
Acquisition-related expenses	3,402	-	-	-	3,402
Restructuring and other expenses	-	425	405	-	830
Depreciation and amortization	59	10,990	259	-	11,308
Total operating costs and expenses	15,993	104,085	14,155	-	134,233
Operating income (loss)	(15,993)	17,460	5,153	-	6,620
Equity in net income of subsidiaries	9,689	(2,507)	-	(7,182)	-
Other, net	(22,515)	(10,395)	1,561	-	(31,349)
Other income (expense)	(12,826)	(12,902)	1,561	(7,182)	(31,349)
Income (loss) before income taxes	(28,819)	4,558	6,714	(7,182)	(24,729)
Income tax expense	1	1,741	2,349	-	4,091
Net income (loss)	$(28,820)	$2,817	$4,365	$(7,182)	$(28,820)

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$206,144	$26,284	$-	$232,428
Cost of sales	-	83,782	4,872	-	88,654
Gross margin	-	122,362	21,412	-	143,774
Selling, research and development, general and administrative expenses	3,455	80,130	15,336	-	98,921
Acquisition-related expenses	1,614	-	-	-	1,614
Restructuring and other expenses	-	1,061	155	-	1,216
Depreciation and amortization	279	12,251	338	-	12,868
Total operating costs and expenses	5,348	93,442	15,829	-	114,619
Operating income (loss)	(5,348)	28,920	5,583	-	29,155
Equity in net income of subsidiaries	30,476	(1,546)	-	(28,930)	-
Other, net	(30,889)	(398)	266	-	(31,021)
Other income (expense)	(413)	(1,944)	266	(28,930)	(31,021)
Income (loss) before income taxes	(5,761)	26,976	5,849	(28,930)	(1,866)
Income tax expense (benefit)	(230)	1,830	2,065	-	3,665
Net income (loss)	$(5,531)	$25,146	$3,784	$(28,930)	$(5,531)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$122,001	$18,331	$-	$140,332
Cost of sales	-	59,511	5,052	-	64,563
Gross margin	-	62,490	13,279	-	75,769
Selling, research and development, general and administrative expenses	5,819	50,634	6,320	-	62,773
Acquisition-related expenses	9,638	36	-	-	9,674
Restructuring and other expenses	418	4,575	13	-	5,006
Depreciation, amortization and impairment	858	5,665	317	-	6,840
Total operating costs and expenses	16,733	60,910	6,650	-	84,293
Operating income (loss)	(16,733)	1,580	6,629	-	(8,524)
Equity in net income of subsidiaries	22,502	(138)	-	(22,364)	-
Other, net	(17,097)	106	353	-	(16,638)
Other income (expense)	5,405	(32)	353	(22,364)	(16,638)
Income (loss) before income taxes	(11,328)	1,548	6,982	(22,364)	(25,162)
Income tax expense (benefit)	188	200	(14,034)	-	(13,646)
Net income (loss)	$(11,516)	$1,348	$21,016	$(22,364)	$(11,516)

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(28,820)	$2,817	$4,365	$(7,182)	$(28,820)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	-	1,179	2,402	-	3,581
Depreciation, amortization and impairment	59	19,847	389	-	20,295
Share-based compensation	2,944	2,695	147	-	5,786
Change in contingent consideration for acquisitions	1,547	(167)	-	-	1,380
Amortization of notes payable issuance costs and discount	2,724	-	-	-	2,724
Unrealized gain on investment	(486)	-	-	-	(486)
Provision for doubtful accounts receivable and allowances, net of recoveries	-	12,561	(510)	-	12,051
Net change in assets and liabilities (net of effects of acquisitions)	(3,180)	(13,927)	(7,227)	7,182	(17,151)
Net cash provided by (used in) operating activities	(25,212)	25,006	(434)	-	(640)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(876)	-	-	(876)
Investment in securities	-	(240)	-	-	(240)
Purchases of property, equipment, and leasehold improvements	(75)	(1,846)	(253)	-	(2,174)
Intercompany advances	-	(17,638)	(2,520)	20,158	-
Change in restricted cash	(106)	-	-	-	(106)
Net cash provided by (used in) investing activities	(181)	(20,600)	(2,773)	20,158	(3,396)
Cash flows from financing activities:
Intercompany advances	19,658	-	500	(20,158)	-
Proceeds from exercise of options and employee stock purchase plan	1,039	-	-	-	1,039
Principal payments on notes	-	-	(37)	-	(37)
Principal payments on capital leases	-	(396)	-	-	(396)
Net cash provided by (used in) financing activities	20,697	(396)	463	(20,158)	606
Effect of exchange rates on cash and cash equivalents	-	-	(73)	-	(73)
Net increase (decrease) in cash and cash equivalents	(4,695)	4,009	(2,817)	-	(3,503)
Cash and cash equivalents (net of restricted cash), beginning of period	4,907	27,840	5,818	-	38,565	(1)
Cash and cash equivalents (net of restricted cash), end of period	$212	$31,849	$3,001	$-	$35,062	(2)

(1)	Net of restricted cash of $707 at December 31, 2011.

(2)	Net of restricted cash of $813 at December 31, 2012.

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,531)	$25,146	$3,784	$(28,930)	$(5,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	3,368	2,693	2,047	-	8,108
Depreciation, amortization and impairment	1,038	20,793	377	-	22,208
Share-based compensation	1,837	1,987	84	-	3,908
Change in contingent consideration for acquisitions	-	345	-	-	345
Amortization of notes payable issuance costs and discount	2,393	-	-	-	2,393
Realized (gain) loss on investment	-	-	(405)	-	(405)
Provision for doubtful accounts receivable and sales returns,net of recoveries	-	2,102	664	-	2,766
Stock issued for charitable contribution	1,851	-	-	-	1,851
Net change in assets and liabilities (net of effects of acquisitions)	(43,694)	(13,393)	(5,797)	28,930	(33,954)
Net cash provided by (used in) operating activities	(38,738)	39,673	754	-	1,689
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(1,277)	-	-	(1,277)
Purchases of property, equipment, and leasehold improvements	-	(1,952)	(24)	-	(1,976)
Intercompany advances	-	(39,723)	-	39,723	-
Change in restricted cash	140	800	-	-	940
Distribution from equity investment	-	-	405	-	405
Net cash provided by (used in) investing activities	140	(42,152)	381	39,723	(1,908)
Cash flows from financing activities:
Intercompany advances	39,199	-	524	(39,723)	-
Proceeds from issuance of term notes	53,560	-	-	-	53,560
Redemption and retirement of preferred stock	(41,750)	-	-	-	(41,750)
Preferred stock dividends paid	(7,328)	-	-	-	(7,328)
Notes payable issuance costs paid	(1,528)	-	-	-	(1,528)
Proceeds from exercise of options and employee stock purchase plan	1,166	-	-	-	1,166
Principal payments on notes	-	(4,591)	-	-	(4,591)
Principal payments on capital leases	-	(4)	-	-	(4)
Net cash provided by (used in) financing activities	43,319	(4,595)	524	(39,723)	(475)
Effect of exchange rates on cash and cash equivalents	-	-	(123)	-	(123)
Net increase (decrease) in cash and cash equivalents	4,721	(7,074)	1,536	-	(817)
Cash and cash equivalents (net of restricted cash), beginning of period	186	34,914	4,282	-	39,382	(1)
Cash and cash equivalents (net of restricted cash), end of period	$4,907	$27,840	$5,818	$-	$38,565	(2)

(1)	Net of restricted cash of $1,647 at December 31, 2010.

(2)	Net of restricted cash of $707 at December 31, 2011.

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Year Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(11,516)	$1,348	$21,016	$(22,364)	$(11,516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(2)	-	(14,054)	-	(14,056)
Depreciation, amortization and impairment	2,221	14,762	829	-	17,812
Share-based compensation	1,350	1,121	152	-	2,623
Change in contingent consideration for acquisitions	-	113	-	-	113
Amortization of notes payable issuance costs and discount	1,445	-	-	-	1,445
Realized (gain) loss on investment	-	-	(506)	-	(506)
Provision for doubtful accounts receivable, sales returns and non-trade receivables, net of recoveries	-	400	480	-	880
Net change in assets and liabilities (net of effects of acquisitions)	(21,541)	11,487	(3,100)	22,364	9,210
Net cash provided by (used in) operating activities	(28,043)	29,231	4,817	-	6,005
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(211,367)	(4,845)	-	-	(216,212)
Purchases of property, equipment, and leasehold improvements	(139)	(1,220)	(133)	-	(1,492)
Proceeds from sale of property and equipment	-	6,124	-	-	6,124
Intercompany advances	8,518	-	-	(8,518)	-
Change in restricted cash	(415)	(673)	-	-	(1,088)
Distribution from equity investment	-	-	606	-	606
Net cash provided by (used in) investing activities	(203,403)	(614)	473	(8,518)	(212,062)
Cash flows from financing activities:
Intercompany advances	-	(2,353)	(6,165)	8,518	-
Proceeds from issuance of notes payable, net of discount of $5,468	194,532	-	-	-	194,532
Proceeds from issuance of stock	41,750	-	-	-	41,750
Note and stock issuance costs paid	(9,897)	-	-	-	(9,897)
Proceeds from exercise of options and employee stock purchase plan	160	-	-	-	160
Repurchases of stock	(26)	-	-	-	(26)
Principal payments on capital leases	-	(142)	-	-	(142)
Net cash provided by (used in) financing activities	226,519	(2,495)	(6,165)	8,518	226,377
Net increase (decrease) in cash and cash equivalents	(4,927)	26,122	(875)	-	20,320
Cash and cash equivalents (net of restricted cash), beginning of period	5,113	8,792	5,157	-	19,062	(1)
Cash and cash equivalents (net of restricted cash), end of period	$186	$34,914	$4,282	$-	$39,382	(2)

(1)	Net of restricted cash of $559 at December 31, 2009.

(2)	Net of restricted cash of $1647 at December 31, 2010.

Index

(17)	Quarterly Results (unaudited)

	2012 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$60,978	$62,886	$60,394	$64,646
Gross margin	35,995	35,590	35,540	33,728
Loss before income taxes	(2,258)	(3,758)	(2,142)	(16,571)
Net loss	(1,863)	(5,879)	(3,826)	(17,252)
Net loss attributable to Merge	(1,842)	(5,882)	(3,814)	(17,264)
Net loss available to common shareholders	(1,842)	(5,882)	(3,814)	(17,264)
Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.04)	$(0.19)

	2011 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$52,672	$55,592	$60,077	$64,087
Gross margin	30,569	36,861	36,128	40,216
Income (loss) before income taxes	(744)	341	(1,255)	(208)
Net loss	(1,589)	(1,685)	(1,013)	(1,244)
Net loss attributable to Merge	(1,589)	(1,685)	(995)	(1,252)
Net loss available to common shareholders	(3,155)	(3,272)	(995)	(1,252)
Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

	2010 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$19,970	$29,003	$45,189	$46,170
Gross margin	13,554	12,989	24,451	24,775
Loss before income taxes	(3,104)	(14,903)	(3,459)	(3,696)
Net income (loss)	(3,152)	(14,961)	(3,446)	10,043
Net income (loss) attributable to Merge	(3,104)	(15,009)	(3,446)	10,043
Net income (loss) available to common shareholders	(3,152)	(30,905)	(5,012)	8,477
Basic and diluted income (loss) per share	$(0.04)	$(0.39)	$(0.06)	$0.10

During the fourth quarter of 2012, we recorded charges of $3,872 related to third party licenses and technology considered unusable, $1,269 for the write-off of acquired intangibles and $9,163 related primarily to our reserve for revenues in excess of billings and uncollectible billings from customer contracts obtained through acquisitions in the past few years.  The aggregate of these adjustments was to increase our net loss by $14,304 ($0.15 per share, net of income tax) for the quarter ended December 31, 2012.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on their evaluation as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in this Annual Report on Form 10−K was (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included below.

Index

(c)	Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Merge Healthcare Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Merge Healthcare Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Healthcare Incorporated as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows and for each of the three years in the period ended December 31, 2012 and our report dated March 11, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Chicago, Illinois
March 11, 2013

(d)	Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2012.

Item 9B.	OTHER INFORMATION

None.

PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we intend to file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2013 annual shareholder meeting (Proxy Statement) not later than April 30, 2013, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors” and “Information Concerning Directors, Nominees and Executive Officers” in our Proxy Statement for our 2013 annual meeting of shareholders.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance — Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance — Committee Membership.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance — Merge Healthcare’s Code of Ethics.”

Index

Merge Healthcare's Code of Ethics

All of our employees, including the Chief Executive Officer, Chief Financial Officer, our Controller, and persons performing similar functions, and all Directors, are required to abide by Merge Healthcare’s Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner.  This Code of Ethics along with our Whistleblower Policy form the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and the high integrity level of our employees and Directors.  Our policies and procedures cover all areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.  Employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of Merge Healthcare’s Code of Ethics.  The Sarbanes–Oxley Act of 2002 requires audit committees to have procedures to receive, retain and address complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  We have such procedures in place as set forth in the Merge Healthcare Incorporated Whistleblower Policy and the Code of Ethics.  The Code of Ethics is included on the website, www.merge.com/Company/Investors/Corporate-Governance.

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

Index

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets of Merge Healthcare Incorporated and Subsidiaries at December 31, 2012 and 2011;

•	Consolidated Statements of Operations of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Comprehensive Loss of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Shareholders’ Equity of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2012, 2011 and 2010;

•	Consolidated Statements of Cash Flows of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2012, 2011 and 2010;

•	Notes to Consolidated Financial Statements of Merge Healthcare Incorporated and Subsidiaries;

(b)	SeeExhibit Index that follows.

Index

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of May 30, 2009, by and among the Registrant, Merge Acquisition Corp., a wholly owned subsidiary of Registrant, and etrials Worldwide, Inc. (A)
2.2	Agreement and Plan of Merger, dated as of August 7, 2009, by and among the Registrant, Merge Acquisition Corporation, a wholly owned subsidiary of the Registrant, Confirma, Inc. and John L. Brooks (B)
2.3	Agreement and Plan of Merger, dated as of February 28, 2010, by and among the Registrant, Project Ready Corp., a wholly owned subsidiary of the Registrant, and AMICAS, Inc. (C)
2.4	Stock Purchase Agreement, dated as of July 2, 2010, by and among Stryker Corporation, Stryker Imaging Corporation and the Registrant (D)
2.5	Asset Purchase Agreement, dated as of July 30, 2010, by and between the Registrant and Merrick Healthcare Solutions, LLC d/b/a Olivia Greets (E)
2.6	Agreement and Plan of Merger, dated as of June 5, 2011, by and among the Registrant, ES Acquisition Corp., a wholly owned subsidiary of the Registrant, and Ophthalmic Imaging Systems (F)
3.1	Certificate of Incorporation of the Registrant as filed on October 14, 2008 (G)
3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008 (G)
3.3	Series A Preferred Stock Certificate of Designations as filed on April 26, 2010 (H)
3.4	Amendment to the Certificate of Incorporation of the Registrant as filed on September 27, 2010 (I)
3.5	Bylaws of Registrant (G)
10.1	Registration Rights Agreement, dated June 4, 2008, by and between the Registrant and Merrick RIS, LLC (J)
10.2	Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC (K)
10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008 (L)*
10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 (L)*
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008 (L)*
10.6	Employment Letter Agreement between the Registrant and Antonia A. Wells entered into as of June 4, 2008 (L)*
10.7	First Amendment, dated July 1, 2008, to that certain Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC (M)
10.8	Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC (G)
10.9	1996 Stock Option Plan for Employees of the Registrant dated May 13, 1996 (N), as amended and restated in its entirety as of September 1, 2003 (O)*
10.10	1998 Stock Option Plan for Directors (P)*
10.11	2000 Employee Stock Purchase Plan of the Registrant effective July 1, 2000 (Q)*
10.12	2005 Equity Incentive Plan (as amended through the third amendment thereto) (R)*
10.13	First Amendment, effective as of January 1, 2010, to that certain Consulting Agreement, effective as of January 1, 2009, by and between the Registrant and Merrick RIS, LLC (S)
10.14	Employment Agreement by and between the Registrant and Jeffery A. Surges entered into as of November 5, 2010 (D)*
14.1	Code of Ethics (G)
14.2	Whistleblower Policy (G)
21	Subsidiaries of the Registrant**
23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP – Chicago, for the Merge Healthcare Solutions Inc.’s financial statements**
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934**
31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934**
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

Index

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

Merge Healthcare Incorporated
Date: March 11, 2013	By:	/s/ Jeffery A. Surges
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

Date: March 11, 2013	By:	/s/ Michael W. Ferro, Jr.
Michael W. Ferro, Jr.
Chairman of the Board

Date: March 11, 2013	By:	/s/ Dennis Brown
Dennis Brown
Director

Date: March 11, 2013	By:	/s/ Matthew M. Maloney
Matthew M. Maloney
Director

Date: March 11, 2013	By:	/s/ Richard A. Reck
Richard A. Reck
Director

Date: March 11, 2013	By:	/s/ Neele E. Stearns, Jr.
Neele E. Stearns, Jr.
Director

Date: March 11, 2013	By:	/s/ Jeffery A. surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

Date: March 11, 2013	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
President

/s/ Steven M. Oreskovich
Date: March 11, 2013	By:	Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and
principal accounting officer)