Form 10-Q
period 2013-03-31
MERGE HEALTHCARE INC
filed 2013-05-01
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).
Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of April 30, 2013:  93,466,114

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

	March 31,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents, including restricted cash of $813 and $813 at March 31, 2013 and December 31, 2012, respectively	$44,538	$35,875
Accounts receivable, net of reserves of $14,159 and $14,074 at March 31, 2013 and December 31, 2012, respectively	72,615	72,065
Inventory	4,956	5,979
Prepaid expenses	6,196	4,972
Deferred income taxes	3,135	3,135
Other current assets	23,497	21,621
Total current assets	154,937	143,647
Property and equipment:
Computer equipment	8,120	7,754
Office equipment	2,760	2,699
Leasehold improvements	1,287	1,287
	12,167	11,740
Less accumulated depreciation	7,472	6,776
Net property and equipment	4,695	4,964
Purchased and developed software, net of accumulated amortization of $15,047 and $13,884 at March 31, 2013 and December 31, 2012, respectively	17,824	19,007
Other intangible assets, net of accumulated amortization of $27,425 and $25,007 at March 31, 2013 and December 31, 2012, respectively	33,189	35,628
Goodwill	214,269	214,312
Deferred income taxes	4,269	7,041
Other assets	11,716	12,254
Total assets	$440,899	$436,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,756	$24,438
Interest payable	12,344	4,944
Accrued wages	5,929	5,881
Restructuring accrual	1,213	222
Other current liabilities	9,517	12,606
Deferred revenue	54,851	52,355
Total current liabilities	109,610	100,446
Notes payable, net of unamortized discount	250,228	250,046
Deferred income taxes	3,046	3,046
Deferred revenue	785	894
Income taxes payable	1,096	1,040
Other liabilities	3,156	3,920
Total liabilities	367,921	359,392
Shareholders' equity:
Common stock, $0.01 par value: 150,000,000 shares authorized: 93,398,840 shares and 93,137,737 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	934	931
Common stock subscribed, 149,341 shares and 158,395 shares at March 31, 2013 and December 31, 2012, respectively	914	934
Additional paid-in capital	579,830	577,774
Accumulated deficit	(510,670)	(504,195)
Accumulated other comprehensive income	1,538	1,567
Total Merge shareholders' equity	72,546	77,011
Noncontrolling interest	432	450
Total shareholders' equity	72,978	77,461
Total liabilities and shareholders' equity	$440,899	$436,853

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2013	2012
Net sales:
Software and other	$23,571	$22,757
Professional services	12,123	9,440
Maintenance and EDI	27,940	28,781
Total net sales	63,634	60,978
Cost of sales:
Software and other	11,767	8,529
Professional services	6,525	5,892
Maintenance and EDI	8,089	8,683
Depreciation and amortization	1,810	1,879
Total cost of sales	28,191	24,983
Gross margin	35,443	35,995
Operating costs and expenses:
Sales and marketing	10,366	10,924
Product research and development	8,525	7,592
General and administrative	7,119	8,637
Acquisition-related expenses	269	362
Restructuring and other expenses	1,229	-
Depreciation and amortization	2,653	2,807
Total operating costs and expenses	30,161	30,322
Operating income	5,282	5,673
Other income (expense):
Interest expense	(8,222)	(8,167)
Interest income	173	127
Other, net	(711)	109
Total other expense	(8,760)	(7,931)
Loss before income taxes	(3,478)	(2,258)
Income tax expense (benefit)	3,015	(395)
Net loss	(6,493)	(1,863)
Less: noncontrolling interest's share	(18)	(21)
Net loss attributable to common shareholders of Merge	$(6,475)	$(1,842)
Net loss per share attributable to common shareholders of Merge - basic	$(0.07)	$(0.02)
Weighted average number of common shares outstanding - basic	93,301,277	91,334,309
Net loss per share attributable to common shareholders of Merge - diluted	$(0.07)	$(0.02)
Weighted average number of common shares outstanding - diluted	93,301,277	91,334,309

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Net loss	$(6,493)	$(1,863)
Translation adjustment	18	85
Unrealized gain (loss) on marketable security, net of taxes	(47)	29
Comprehensive loss	(6,522)	(1,749)
Less: noncontrolling interest's share	(18)	(21)
Comprehensive loss attributable to Merge	$(6,504)	$(1,728)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share and per share data)

	Common Stock						Accumulated
					Additional		Other	Total Merge	Non-	Total
	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2012	158,395	$934	93,137,737	$931	$577,774	$(504,195)	$1,567	$77,011	$450	$77,461
Stock issued under ESPP	(9,054)	(20)	36,103	1	84	-	-	65	-	65
Exercise of stock options	-	-	225,000	2	329	-	-	331	-	331
Share-based compensation expense	-	-	-	-	1,643	-	-	1,643	-	1,643
Net loss	-	-	-	-	-	(6,475)	-	(6,475)	(18)	(6,493)
Other comprehensive income	-	-	-	-	-	-	(29)	(29)	-	(29)
Balance at March 31, 2013	149,341	$914	93,398,840	$934	$579,830	$(510,670)	$1,538	$72,546	$432	$72,978

See accompanying notes to unaudited condensed consolidated financial statements.

Index

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,493)	$(1,863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,463	4,686
Share-based compensation	1,643	1,199
Change in contingent consideration for acquisitions	-	(297)
Amortization of notes payable issuance costs & discount	736	649
Unrealized loss on equity investment	441	-
Provision for doubtful accounts receivable and allowances, net of recoveries	85	524
Deferred income taxes	2,772	(95)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(635)	949
Inventory	1,023	(2,615)
Prepaid expenses	(1,224)	(1,881)
Accounts payable	1,318	1,183
Accrued wages	48	(1,812)
Restructuring accrual	991	(181)
Deferred revenue	2,387	2,343
Other	1,132	(618)
Net cash provided by operating activities	8,687	2,171
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(500)
Purchases of property, equipment, and leasehold improvements	(393)	(1,743)
Net cash used in investing activities	(393)	(2,243)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	396	745
Principal payments on notes payable	(5)	(27)
Principal payments on capital leases	(103)	(41)
Net cash provided by financing activities	288	677
Effect of exchange rates on cash and cash equivalents	81	(12)
Net increase in cash and cash equivalents	8,663	593
Cash and cash equivalents (net of restricted cash), beginning of period (1)	35,062	38,565
Cash and cash equivalents (net of restricted cash), end of period (2)	$43,725	$39,158

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$19	$6
Cash paid for income taxes, net of refunds	114	(21)
Non-Cash Investing and Financing Activities
Value of common stock issued for acquisitions	$-	$5,636
Assets purchased under capital lease obligations	38	-
Assets purchased under lease line facility	211	-

(1)	Net of restricted cash of $813 and $707 at December 31, 2012 and 2011, respectively.
(2)	Net of restricted cash of $813 and $707 at March 31, 2013 and 2012, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 of Merge Healthcare Incorporated, a Delaware corporation (Merge Healthcare), and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, an equity investment and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2013 and December 31, 2012:

	Balance at March 31, 2013	Balance at December 31, 2012
Revenue recognized in excess of billings, net of reserves of $1,566 and $1,763, respectively	$21,639	$18,812
Equity investment	1,575	2,016
Other non-trade receivables	283	793
	$23,497	$21,621

Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, accrued taxes, lease line facility, leases payable and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2013 and December 31, 2012:

	Balance at March 31, 2013	Balance at December 31, 2012
Customer deposits	$3,315	$3,409
Acquisition obligation	2,755	2,815
Accrued taxes	1,189	998
Leases line facility	211	897
Leases payable	30	83
Other liabilities	2,017	4,404
	$9,517	$12,606

Index

(3)	Goodwill and Other Intangible Assets

Goodwill

The changes in carrying amount of goodwill in the three months ended March 31, 2013, are as follows:

	Total	Merge Healthcare	Merge DNA
Balance at December 31, 2012	$214,312	$194,115	$20,197
Change due to foreign currency	(43)	-	(43)
Balance at March 31, 2013	$214,269	$194,115	$20,154

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of March 31, 2013 as follows:

	Weighted
	Average
	Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	4.4	$31,046	$13,476
Capitalized software	1.7	1,824	1,571
Customer relationships	5.9	46,282	16,916
Backlog	1.3	9,680	8,696
Trade names	7.5	1,463	486
Non-competes	4.1	3,190	1,327
Total		$93,485	$42,472

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 9 months of the year ending:	2013	$10,529
For the year ending December 31:	2014	12,260
	2015	9,746
	2016	7,701
	2017	5,519
	2018	3,283
	Thereafter	1,975
	Total	$51,013

Amortization expense in the three months ended March 31, 2013 and 2012 is set forth in the following table:

	Three Months Ended March 31,
	2013	2012
Amortization included in cost of sales:
Purchased software	$1,126	$1,150
Capitalized software	37	53
Backlog	359	552
Total	1,522	1,755

Amortization included in operating expenses:
Customer relationships	1,904	1,813
Trade names	40	62
Non-competes	115	115
Total	2,059	1,990
Total amortization	$3,581	$3,745

Index

(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non-marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities are based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our notes payable was approximately 106.85% of par value as of March 31, 2013 and 107.88% of par value as of December 31, 2012, based on quoted prices of the securities in an active market.

Current Investment

At March 31, 2013, we held an equity security investment that is classified as a Level 2 trading security within other current assets in our condensed consolidated balance sheets.  We estimate the fair value of this investment on a recurring basis based on the quoted market price of the security less a discount due to a trading restriction.  At March 31, 2013, we estimated the fair value of this investment at $1,575 and recorded an unrealized loss of $441 within the other, net line in our statements of operations for the three months ended March 31, 2013.

Non-Current Investments

At March 31, 2013, we held certain securities in a publicly traded entity and private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders’ equity.  The investments in equity securities of private companies are classified as Level 3 investments and are reported at cost or equity.  Any loss due to impairment in value is recorded as a realized loss when such loss occurs.  We performed the evaluation of our Level 3 investments as of March 31, 2013, and recorded a realized loss of $88 based on our proportionate share of the losses from the Level 3 investment that we account for under the equity method of accounting.

The following table sets forth the change in the fair value of our Level 1, Level 2, and Level 3 investments for the periods indicated:

	Level 1	Level 2	Level 3	Total

Balance at December 31, 2012	$56	$2,016	$553	$2,625
Unrealized gain (loss)	(47)	(441)	-	(488)
Realized gain (loss)	-	-	(88)	(88)
Balance at March 31, 2013	$9	$1,575	$465	$2,049

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	March 31, 2013	December 31, 2012
Cumulative translation adjustment	$1,983	$1,965
Unrealized loss on available-for-sale security, net of tax	(445)	(398)
Total accumulated other comprehensive income	$1,538	$1,567

(5)	Restructuring

In the three months ended March 31, 2013, we communicated the end of life of a specific product in one of our solution sets. This action was taken based upon a plan for better long term alternatives for our customers that would also result in a profitable structure for us. As a result, we incurred $1,229 of employee termination costs, lease exit costs and other contract exit costs that were recorded in restructuring and other expenses in our statement of operations.

Index

The following table sets forth the activity in the three months ended March 31, 2013, related to restructuring activities:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2012	$219	$3	$222
Charges to expense	133	1,096	1,229
Payments	(151)	(87)	(238)
Balance at March 31, 2013	$201	$1,012	$1,213

See note 13, Segment Information for restructuring and other expenses by segment.

(6)	Debt

In April 2010, we issued $200,000 of Senior Secured Notes (Notes) at 97.266% of the principal amount, which bear interest at 11.75% of principal (payable on May 1st and November 1st of each year) with an initial maturity date of May 1, 2015.  In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  In connection with the Notes, we incurred issuance costs of $9,015 and $1,528, respectively (which are recorded in other assets on the condensed consolidated balance sheets).  These issuance costs are recorded as a long-term asset and amortized over the life of the Notes using the effective interest method.

In the three months ended March 31, 2013 and 2012, we recorded $8,139 and $8,051, respectively, of interest expense related to the Notes, including $554 and $488, respectively, of amortization of debt issuance costs and $182 and $161, respectively, of amortization of net debt discount.

See note 16, Subsequent Event for further information on our debt refinancing in April 2013.

(7)	Shareholders’ Equity

In the three months ended March 31, 2013 and 2012, we issued zero and 1,081,917 shares, respectively, of our common stock (including zero and 183,926 shares subscribed at March 31, 2013 and 2012, respectively) valued at zero and $5,636 as consideration for insignificant acquisitions.  The value of the shares issued was based on the closing price of our common stock as of the acquisition date, discounted based upon a one-year trading restriction.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended March 31,
	2013	2012
Share-based compensation expense included in the statements of operations:
Professional services cost of sales	$20	$22
Maintenance and EDI cost of sales	9	46
Sales and marketing	545	443
Product research and development	130	28
General and administrative	939	660
Total	$1,643	$1,199

Stock option activity in the three months ended March 31, 2013 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2012	12,172,452
Options granted	-
Options exercised	(225,000)
Options forfeited and expired	(212,870)
Options outstanding, March 31, 2013	11,734,582

Options exercisable, March 31, 2013	6,101,575

As of March 31, 2013, there was approximately $13,612 of unrecognized compensation cost related to stock options that may be recognized in future periods.

Index

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

In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, plaintiffs’ counsel filed an application for approximately $5,000 of attorneys’ fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court’s attorneys’ fee award decision, AMICAS’s insurer denied policy coverage for approximately $2,500 of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer’s denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court’s fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  That appeal, which has been briefed and argued by the parties, is pending.  In late February, 2013, the insurer settled the Massachusetts court case by agreeing to pay $2,990 to plaintiffs’ counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  We believe that the Massachusetts settlement has rendered moot the Seventh Circuit appeal, except for the insurer’s claim to reimbursement for a portion of the fees it advanced in the Massachusetts appeal, which we believe is less than $150 and with respect to Merge’s claims for additional damages from the insurer.  As a result of the Massachusetts settlement, we recognized a gain of $2,500 within general and administrative in our statement of operations with respect to these matters in the first quarter of 2013 based on the February 27, 2013 appellate court dismissal date.

In August 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

In September 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).   HIT alleges that certain features of products within our Image Interoperability Platform that collectively are expected to represent less than 5% of our net sales during 2013 infringe three of HIT’s patents related to internet-based image viewing.  The complaint seeks equitable relief and damages for patent infringement.  We have retained litigation counsel and intend to vigorously defend this action.  HIT has filed a Motion for a Temporary Injunction that, if granted, would prohibit Merge from selling the applicable products.  The parties have completed briefing on the Motion, which is not expected to be decided for several months.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

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

Guarantees

We assumed a guarantee to a lender on behalf of a customer.  At March 31, 2013, the balance outstanding on the loan was approximately $156.

(10)	Transactions with Related Party

Merrick RIS, LLC (Merrick) and its affiliates, including Merrick Ventures, LLC (Merrick Ventures), beneficially own, as of March 31, 2013, approximately 29% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interest in Merrick.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick and the chairman and chief executive officer of Merrick Ventures.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick and Merrick Ventures.  Due to its stock ownership, Merrick has significant influence over our business, including the election of our directors.

Effective January 1, 2009, we entered into a consulting agreement with Merrick.  Services provided by Merrick under the consulting agreement include financial analysis and strategic planning.  Effective January 1, 2010, we entered into an amendment to extend the term of the consulting agreement with Merrick through December 31, 2011, and modified the payment terms from a flat fee arrangement per quarter to a per transaction or success based arrangement.  On February 24, 2012, we entered into a second amendment, effective January 3, 2012, to extend the term of the consulting agreement with Merrick through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150. This is in addition to the per transaction or success based arrangement that exists. Further, the second amendment includes a modification of the success payment in the event of a sale, by including a payment of 2% of the total consideration received if the total consideration is greater than $1 billion (the agreement still allows for a 1% success fee if under $1 billion).  We paid $150 and $282 to Merrick for such services and recognized $177 and $427 in acquisition related and general and administrative expenses in the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and 2012, we had $27 and $277, respectively, recorded in accounts payable covering obligations under this agreement.

Merrick Ventures owns over 70% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s Chairperson and Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development.  Revenue of zero and $155 was recognized under this Agreement in the three months ended March 31, 2013 and 2012, respectively.  In addition, the agreement granted higi certain branding rights related to our health station business and requires higi to pay to us a fixed annual fee of one hundred dollars per station for each station that is branded with higi’s trademark and that includes higi’s user interface.  The agreement has an initial term of one year with continuing renewal rights and is subject to termination on 120 days advance notice from us.  On March 28, 2012, we entered into an agreement to sell to higi health stations and related equipment for $2,750.  Revenue of $358 was recognized in the first quarter of 2012 related to this Agreement.

On February 24, 2012, we entered into an Assignment Agreement with Merrick Ventures under which Merge will sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental of $78, terminating on December 13, 2013.  The rent will be paid to Merrick monthly and is exactly the same rate as Merrick currently pays under its lease.  Under the Assignment, Merge will also pay approximately $70 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

Index

(11)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Further limitations may apply to deferred tax assets if certain ownership changes occur.  There was no material change in unrecognized tax benefits in the three months ended March 31, 2013.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

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

In the three months ended March 31, 2013 and 2012, options to purchase 6,984,582 and 3,298,776 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the above calculations of diluted net loss per share.

As a result of the losses in the three months ended March 31, 2013 and 2012, incremental shares from the assumed exercise of employee stock options totaling 4,750,000 and 8,546,709 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(13)	Segment Information

We have two operating groups which constitute reportable operating segments.  Merge Healthcare, which represents about 84% of our total revenues, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics), representing 16% of our revenues, focuses on the emergence of consumerism in healthcare, including health stations, clinical trials software and other consumer-focused solutions.

We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

Index

The following tables present operating group financial information for the periods indicated:

	Three Months Ended March 31, 2013
	Healthcare	DNA	Total
Net sales:
Software and other	$17,825	$5,746	$23,571
Professional Services	8,055	4,068	12,123
Maintenance and EDI	27,358	582	27,940
Total net sales	$53,238	$10,396	$63,634
Expenses	44,151	10,564	54,715
Segment income (loss)	$9,087	$(168)	8,919

Net corporate/other expenses (1)			12,397
Loss before income taxes			$(3,478)

	Three Months Ended March 31, 2012
	Healthcare	DNA	Total
Net sales:
Software and other	$19,100	$3,657	$22,757
Professional Services	5,899	3,541	9,440
Maintenance and EDI	28,316	465	28,781
Total net sales	$53,315	$7,663	$60,978
Expenses	44,129	7,058	51,187
Segment income (loss)	$9,186	$605	9,791

Net corporate/other expenses (1)			12,049
Loss before income taxes			$(2,258)

(1) Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended March 31, 2013	$3,401	$1,046	$16	$4,463

Restructuring and Other One Time Charges
Three Months Ended March 31, 2013	$1,229	$-	$-	$1,229

Assets as of March 31, 2013	$412,913	$39,588	$(11,602)	$440,899

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended March 31, 2012	$3,831	$844	$11	$4,686

Restructuring and Other One Time Charges
Three Months Ended March 31, 2012	$-	$-	$-	$-

Assets as of December 31, 2012	$412,841	$33,207	$(9,195)	$436,853

(14)	Guarantor Subsidiaries

The obligations under the Notes were fully and unconditionally guaranteed (except for certain release provisions including any sale or other disposition of all or substantially all of the assets of that guarantor, any sale or other disposition of the capital stock of that guarantor, if we designate any restricted subsidiary that is a guarantor to be an unrestricted subsidiary and upon legal defeasance of satisfaction and discharge of the indenture, which are considered customary), jointly and severally, by all of our current and future 100% owned domestic restricted subsidiaries (Guarantors).  No other subsidiaries guaranteed the Notes.  The Notes and guarantees were secured by a first-priority lien on certain collateral which comprises substantially all of the Parent and Guarantors’ tangible and intangible assets, subject to certain exceptions.  The following tables present the balance sheets, statements of operations and statements of cash flows of the Parent, Guarantor and Non-Guarantor entities along with the eliminations necessary to arrive at the information on a consolidated basis.

Index

General corporate expenses, including public company costs, certain amortization, corporate administration costs, acquisition-related expenses and net interest expense are included in the results of the Parent.

See note 16, Subsequent Event for further information on our debt refinancing in April 2013.

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2013
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$1,020	$38,040	$5,478	$-	$44,538
Accounts receivable, net	-	64,626	7,989	-	72,615
Intercompany receivables	1,151	40,585	799	(42,535)	-
Other current assets	2,671	31,386	3,727	-	37,784
Total current assets	4,842	174,637	17,993	(42,535)	154,937
Net property and equipment	113	3,958	624	-	4,695
Purchased and developed software, net	-	17,359	465	-	17,824
Other intangible assets, net	-	32,623	566	-	33,189
Goodwill	-	212,908	1,361	-	214,269
Investment in and advances to subsidiaries	350,642	2,475	-	(353,117)	-
Other assets	5,556	3,544	6,885	-	15,985
Total assets	$361,153	$447,504	$27,894	$(395,652)	$440,899
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,241	$23,389	$1,126	$-	$25,756
Deferred revenue	-	52,990	1,861	-	54,851
Intercompany payables	22,175	10,738	9,682	(42,595)	-
Other accrued liabilities	11,784	15,982	1,237	-	29,003
Total current liabilities	35,200	103,099	13,906	(42,595)	109,610
Notes payable	250,228	-	-	-	250,228
Other long-term liabilities	2,747	4,735	601	-	8,083
Total liabilities	288,175	107,834	14,507	(42,595)	367,921
Total shareholders' equity	72,978	339,670	13,387	(353,057)	72,978
Total liabilities and shareholders' equity	$361,153	$447,504	$27,894	$(395,652)	$440,899

Index

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2012
	Parent	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents (including restricted cash)	$862	$32,012	$3,001	$-	$35,875
Accounts receivable, net	-	61,871	10,194	-	72,065
Intercompany receivables	1,142	48,418	799	(50,359)	-
Other current assets	2,668	29,337	3,702	-	35,707
Total current assets	4,672	171,638	17,696	(50,359)	143,647
Net property and equipment	130	4,187	648	-	4,964
Purchased and developed software, net	-	18,508	499	-	19,007
Other intangible assets, net	-	35,025	603	-	35,628
Goodwill	-	212,908	1,404	-	214,312
Investment in and advances to subsidiaries	345,364	(868)	-	(344,496)	-
Other assets	5,957	5,745	7,593	-	19,295
Total assets	$356,123	$447,143	$28,443	$(394,855)	$436,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,509	$21,839	$1,090	$-	$24,438
Deferred revenue	-	50,716	1,639	-	52,355
Intercompany payables	20,008	13,369	17,037	(50,414)	-
Other accrued liabilities	4,352	18,168	1,133	-	23,653
Total current liabilities	25,869	104,092	20,899	(50,414)	100,446
Notes payable	250,046	-	-	-	250,046
Other long-term liabilities	2,747	5,518	635	-	8,900
Total liabilities	278,662	109,610	21,534	(50,414)	359,392
Total shareholders' equity	77,461	337,533	6,909	(344,441)	77,461
Total liabilities and shareholders' equity	$356,123	$447,143	$28,443	$(394,855)	$436,853

Index

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$59,022	$4,612	$-	$63,634
Cost of sales	-	27,568	623	-	28,191
Gross margin	-	31,454	3,989	-	35,443
Selling, research and development, general and administrative expenses	2,561	24,934	(1,485)	-	26,010
Acquisition-related expenses	269	-	-	-	269
Restructuring and other expenses	-	1,228	1		1,229
Depreciation and amortization	17	2,577	59	-	2,653
Total operating costs and expenses	2,847	28,739	(1,425)	-	30,161
Operating income (loss)	(2,847)	2,715	5,414	-	5,282
Equity in net income of subsidiaries	4,971	(525)	-	(4,446)	-
Other, net	(8,617)	(30)	(113)	-	(8,760)
Other income (expense)	(3,646)	(555)	(113)	(4,446)	(8,760)
Income (loss) before income taxes	(6,493)	2,160	5,301	(4,446)	(3,478)
Income tax expense	-	2,355	660	-	3,015
Net income (loss)	$(6,493)	$(195)	$4,641	$(4,446)	$(6,493)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net sales	$-	$56,698	$4,280	$-	$60,978
Cost of sales	-	23,826	1,157	-	24,983
Gross margin	-	32,872	3,123	-	35,995
Selling, research and development, general and administrative expenses	976	23,056	3,121	-	27,153
Acquisition-related expenses	362	-	-	-	362
Depreciation, amortization and impairment	11	2,740	56	-	2,807
Total operating costs and expenses	1,349	25,796	3,177	-	30,322
Operating income (loss)	(1,349)	7,076	(54)	-	5,673
Equity in net income of subsidiaries	7,572	(472)	-	(7,100)	-
Other, net	(8,054)	59	64	-	(7,931)
Other income (expense)	(482)	(413)	64	(7,100)	(7,931)
Income (loss) before income taxes	(1,831)	6,663	10	(7,100)	(2,258)
Income tax expense (benefit)	32	(621)	194	-	(395)
Net income (loss)	$(1,863)	$7,284	$(184)	$(7,100)	$(1,863)

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2013
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,493)	$(195)	$4,641	$(4,446)	$(6,493)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16	4,368	79	-	4,463
Share-based compensation	866	736	41	-	1,643
Amortization of notes payable issuance costs & discount	736	-	-	-	736
Provision for doubtful accounts receivable and allowances, net of recoveries	-	150	(65)	-	85
Deferred income taxes	-	2,111	661	-	2,772
Unrealized loss on equity security	441	-	-	-	441
Net change in assets and liabilities (net of effects of acquisitions)	6,552	(4,119)	2,607	-	5,040
Net cash provided by (used in) operating activities	2,118	3,051	7,964	(4,446)	8,687
Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	-	(373)	(20)	-	(393)
Cash paid for acquisitions, net of cash acquired	-	(500)	(500)	1,000	-
Net cash provided by (used in) investing activities	-	(873)	(520)	1,000	(393)
Cash flows from financing activities:
Intercompany advances	500	-	500	(1,000)	-
Proceeds from exercise of stock options and employee stock purchase plan	64	332	-	-	396
Principal payments on notes payable	-	-	(5)	-	(5)
Principal payments on capital leases	-	(103)	-	-	(103)
Net cash provided by (used in) financing activities	564	229	495	(1,000)	288
Effect of exchange rates on cash and cash equivalents	-	-	81	-	81
Net increase (decrease) in cash and cash equivalents	2,682	2,407	8,020	(4,446)	8,663
Cash and cash equivalents (net of restricted cash), beginning of period	212	31,849	3,001	-	35,062	(1)
Cash and cash equivalents (net of restricted cash), end of period	$2,894	$34,256	$11,021	$(4,446)	$43,725	(2)

(1)	Net of restricted cash of $813 at December 31, 2012.
(2)	Net of restricted cash of $813 at March 31, 2013.

Index

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(1,863)	$7,284	$(184)	$(7,100)	$(1,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	11	4,587	88	-	4,686
Share-based compensation	563	605	31	-	1,199
Change in contingent consideration for acquisitions	-	(297)	-	-	(297)
Amortization of notes payable issuance costs and discount	649	-	-	-	649
Provision for doubtful accounts receivable and sales returns, net of recoveries	-	493	31	-	524
Deferred income taxes	-	(307)	212	-	(95)
Net change in assets and liabilities (net of effects of acquisitions)	(4,141)	(5,865)	274	7,100	(2,632)
Net cash provided by (used in) operating activities	(4,781)	6,500	452	-	2,171
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(500)	-	-	(500)
Purchases of property, equipment, and leasehold improvements	(62)	(1,487)	(194)	-	(1,743)
Intercompany advances	2,470	(198)	(2,470)	198	-
Net cash provided by (used in) investing activities	2,408	(2,185)	(2,664)	198	(2,243)
Cash flows from financing activities:
Intercompany advances	-	-	198	(198)	-
Proceeds from exercise of stock options and employee stock purchase plan	745	-	-	-	745
Principal payments on notes payables	-	-	(27)	-	(27)
Principal payments on capital leases	-	(41)	-	-	(41)
Net cash provided by (used in) financing activities	745	(41)	171	(198)	677
Effect of exchange rates on cash and cash equivalents	-	-	(12)	-	(12)
Net increase (decrease) in cash and cash equivalents	(1,628)	4,274	(2,053)	-	593
Cash and cash equivalents (net of restricted cash), beginning of period	4,907	27,840	5,818	-	38,565	(1)
Cash and cash equivalents (net of restricted cash), end of period	$3,279	$32,114	$3,765	$-	$39,158	(2)

(1)	Net of restricted cash of $707 at December 31, 2011
(2)	Net of restricted cash of $707 at March 31, 2012

(15)	Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other — Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely. The standards update will be effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted.  The adoption of ASU No. 2012-02 did not have a material impact on our statement of operations, financial position, or cash flows.

(16)	Subsequent Event

On April 23, 2013, we announced the completion of our debt refinancing including new senior secured credit facilities of a six-year term loan (the “Term Loan”) of $255,000 issued at 99% of the Term Loan amount and a five-year revolving credit facility (the “Revolving Credit Facility”) of up to $20,000.  The senior secured credit facilities have been established pursuant to a Credit Agreement (the "Credit Agreement") which contains limited operating covenants other than certain debt-to-adjusted-EBITDA ratios.  Borrowings under the Credit Agreement bear interest at a floating rate which can be, at the Company’s option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% or a base rate floor of 2.25%, as applicable. The applicable margin for borrowings under the Credit Agreement is 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans.  If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2.00% per annum during the continuance of such event of default.

Index

Merge also announced the early settlement of its cash tender offer (the "Tender Offer") for the Notes due 2015 (the "Notes"). On April 15, 2013, holders of approximately 99.36% of the $252,000 aggregate principal amount of the Notes had validly tendered and consented to the proposed amendments to the Note indenture.  On April 23, 2013, Merge accepted all such Notes for payment, and the tendering Noteholders received $1,066.96 per $1,000 in principal amount of Notes, including a consent payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest.  On April 23, 2013, Merge also issued a redemption notice to redeem, on May 1, 2013, all of the $1,614 aggregate principal amount of Notes that remain outstanding after the Tender Offer, at a redemption price of $1,058.75 per $1,000 principal amount, plus accrued and unpaid interest.

We used available cash of $34,300 and the Term Loan proceeds to fund the Tender Offer and the Note redemption and to pay related fees and expenses due at the time of closing.  Further, we expect to make additional transaction expense payments in the second quarter totaling no more than $1,500.  Going forward, Merge may use the Revolving Credit Facility for working capital and other general corporate purposes.

As of March 31, 2013, we capitalized $154 of debt issuance costs for the debt refinancing in other assets in our consolidated balance sheet.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2012.

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

We have two operating groups which constitute reportable operating segments.  Merge Healthcare, which represents about 84% of our total revenues, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics), representing 16% of our revenues, focuses on the emergence of consumerism in healthcare, including health stations, clinical trials software and other consumer-focused solutions.

Merge Healthcare primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  Today, the majority of total revenue is generated through perpetual license agreements with our customers.  Merge DNA derives the vast majority of its revenue from software, professional services and hosting through subscription arrangements. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The fourth quarter is typically the strongest booking quarter for Merge, along with the rest of the healthcare IT industry, while in the first quarter customers focus on implementation of their purchased solutions.  As a result, non-recurring backlog is expected to decline in the first quarter compared to the year-end balance.  The first quarter of 2012 was an anomaly to this trend given that in 2011 and early 2012 Merge was in the process of building out its sales force.  The backlog of non-recurring revenue was $23.8 million and $32.8 million as of March 31, 2013 and 2012, respectively.  We also generate revenue through subscription-based pricing arrangements in which the contract elements are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements also include contracts structured with monthly payments (including leases), long-term clinical trials or renewable annual software contracts (with very high renewal rates).  As of March 31, 2013 subscription revenue backlog was $52.8 million, compared to $30.4 million at March 31, 2012.  This significant increase is the result of the continued success of our strategic plan to continue to move to the subscription model.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Index

Business Segments

The following tables provide operating group information for our two reportable operating segments, Merge Healthcare and Merge DNA, for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Merge Healthcare Segment	Three Months Ended March 31,		Change
	2013	2012	$	%
Net sales:
Software and other	$17,825	$19,100	$(1,275)	-6.7%
Professional Services	8,055	5,899	2,156	36.5%
Maintenance and EDI	27,358	28,316	(958)	-3.4%
Total net sales	53,238	53,315	(77)	-0.1%
Expenses	44,151	44,129	22	0.0%
Segment income	$9,087	$9,186	$(99)	-1.1%

Merge DNA Segment	Three Months Ended March 31,		Change
	2013	2012	$	%
Net sales:
Software and other	$5,746	$3,657	$2,089	57.1%
Professional Services	4,068	3,541	527	14.9%
Maintenance and EDI	582	465	117	25.2%
Total net sales	10,396	7,663	2,733	35.7%
Expenses	10,564	7,058	3,506	49.7%
Segment loss	$(168)	$605	$(773)	NM

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated and non-recurring and subscription backlog as of March 31, 2013 and 2012, respectively (all amounts are in thousands, except percentages):

	Three Months Ended March 31, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$27,358	51.4%	$582	5.6%	$27,940	43.9%
Subscription	1,673	3.1%	7,675	73.8%	9,348	14.7%
Non-recurring	24,207	45.5%	2,139	20.6%	26,346	41.4%
Total	$53,238	100.0%	$10,396	100.0%	$63,634	100.0%

	Three Months Ended March 31, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$28,316	53.1%	$465	6.1%	$28,781	47.2%
Subscription	3,652	6.9%	6,841	89.3%	10,493	17.2%
Non-recurring	21,347	40.0%	357	4.7%	21,704	35.6%
Total	$53,315	100.0%	$7,663	100.0%	$60,978	100.0%

Index

	Backlog as of March 31, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$11,828	33.2%	$40,943	100.0%	$52,771	68.9%
Non-recurring	23,768	66.8%	-	0.0%	23,768	31.1%
Total	$35,596	100.0%	$40,943	100.0%	$76,539	100.0%

	Backlog as of March 31, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$11,223	27.2%	$19,134	87.4%	$30,357	48.1%
Non-recurring	30,036	72.8%	2,767	12.6%	32,803	51.9%
Total	$41,259	100.0%	$21,901	100.0%	$63,160	100.0%

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended March 31,				Change
	2013	% (1)	2012	% (1)	$	%

Net sales:
Software and other	$23,571	37.0%	$22,757	37.3%	$814	3.6%
Professional services	12,123	19.1%	9,440	15.5%	2,683	28.4%
Maintenance and EDI	27,940	43.9%	28,781	47.2%	(841)	-2.9%
Total net sales	63,634	100.0%	60,978	100.0%	2,656	4.4%
Cost of sales:
Software and other	11,767	49.9%	8,529	37.5%	3,238	38.0%
Professional services	6,525	53.8%	5,892	62.4%	633	10.7%
Maintenance and EDI	8,089	29.0%	8,683	30.2%	(594)	-6.8%
Depreciation and amortization	1,810	2.8%	1,879	3.1%	(69)	-3.7%
Total cost of sales	28,191	44.3%	24,983	41.0%	3,208	12.8%
Total gross margin	35,443	55.7%	35,995	59.0%	(552)	-1.5%

Gross margin by net sales category (2)
Software and other	11,804	50.1%	14,228	62.5%	(2,424)	-17.0%
Professional services	5,598	46.2%	3,548	37.6%	2,050	57.8%
Maintenance and EDI	19,851	71.0%	20,098	69.8%	(247)	-1.2%

Operating expenses:
Sales and marketing	10,366	16.3%	10,924	17.9%	(558)	-5.1%
Product research and development	8,525	13.4%	7,592	12.5%	933	12.3%
General and administrative	7,119	11.2%	8,637	14.2%	(1,518)	-17.6%
Acquisition-related expenses	269	0.4%	362	0.6%	(93)	-25.7%
Restructuring and other expenses	1,229	1.9%	-	0.0%	1,229	NM	(3)
Depreciation and amortization	2,653	4.2%	2,807	4.6%	(154)	-5.5%
Total operating costs and expenses	30,161	47.4%	30,322	49.7%	(161)	-0.5%
Operating income	5,282	8.3%	5,673	9.3%	(391)	-6.9%
Other income (expense), net	(8,760)	-13.8%	(7,931)	-13.0%	(829)	10.5%
Loss before income taxes	(3,478)	-5.5%	(2,258)	-3.7%	(1,220)	54.0%
Income tax expense (benefit)	3,015	4.7%	(395)	-0.6%	3,410	NM	(3)
Net loss	$(6,493)	-10.2%	$(1,863)	-3.1%	$(4,630)	NM	(3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Index

Net Sales

Software and Other Sales.  Total software and other sales in 2013 were $23.6 million, an increase of $0.8 million, or 3.6%, from $22.8 million in 2012.  Software and other sales increased $2.1 million in our DNA segment, primarily due to the sale of health stations.  This increase was offset by a $1.3 million decrease in our Healthcare operating group, primarily due to the bookings mix in the quarter.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2013 were $12.1 million, an increase of $2.7 million, or 28.4%, from $9.4 million in 2012.  Sales increased $2.2 million in our Healthcare segment due to a greater number of installation projects in 2013 compared to 2012.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2013 were $27.9 million, a decrease of $0.8 million, or 2.9%, from $28.8 million in 2012, primarily due to a decrease in software maintenance support sales as we continue to exit unprofitable product lines (see restructuring and other expenses discussion below).

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $11.8 million in 2013, a decrease of $2.4 million, or 17.0%, from $14.2 million in 2012.  Gross margin as a percentage of software and other sales decreased to 50.1% in 2013 from 62.5% in 2012, primarily due to an increase in hardware sales, which are at lower margins than software only sales.  Hardware sales were 43.8% of software and other sales in 2013 compared to 36.1% in 2012 primarily driven by the sales of health stations in 2013.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $5.6 million in 2013, an increase of $2.1 million, or 57.8%, from $3.5 million in 2012.  Gross margin as a percentage of professional service sales increased to 46.2% in 2013 from 37.6% in 2012, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $19.9 million in 2013, consistent with gross margin in 2012 of $20.1 million.  Gross margin as a percentage of maintenance and EDI sales was 71.0% in 2013, consistent with the percentage in 2012 of 69.8%.

Depreciation and Amortization

Depreciation and amortization expense decreased 3.7%, to $1.8 million in 2013 from $1.9 million in 2012 mainly due to assets that became fully depreciated.

Sales and Marketing

Sales and marketing expense decreased $0.5 million, or 5.1%, to $10.4 million in 2013 from $10.9 million in 2012. As a percentage of net sales, sales and marketing expense decreased by 1.6% to 16.3% due to productivity gains from the sales force build out that occurred in 2011 and early 2012.

Product Research and Development

Product research and development expense increased $0.9 million, or 12.3%, to $8.5 million in 2013 from $7.6 million in 2012, primarily due to an increase in professional services utilized for support and development of product solutions and strategies.  As a percentage of net sales, product research and development increased by 0.9% to 13.4% in 2013 as we look to leverage efficiencies in the structure of this group.

General and Administrative

General and administrative expense decreased $1.5 million, or 17.6%, to $7.1 million in 2013 from $8.6 million in 2012.  As a percentage of net sales, general and administrative expenses decreased by 3.0% to 11.2% primarily due to a favorable settlement of $2.5 million in 2013 which is offset an by increase in share-based compensation of $0.3 million, $0.3 million in bad debt expense and $0.4 million in other general and administrative expenses of which no individual item is individually significant.  We have incurred significant legal costs in prior periods because of this matter.

Index

Restructuring and Other Expenses

Restructuring and other expenses increased $1.2 million in 2013 compared to 2012.  The 2013 expense of $1.2 million was due to our restructuring initiative where we communicated the end of life of a specific product in one of our solution sets.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, or 5.5%, to $2.7 million in 2013 from $2.8 million in 2012 due to the overall decrease in amortization on certain intangible assets which are not amortized on a straight-line basis (consistent with the expected cash flows for such assets) and assets that became fully depreciated.

Other Expense, Net

Other expense increased $0.8 million, or 10.5%, to $8.7 million in 2013 from $7.9 million in 2012 primarily due to a $0.4 million fair value adjustment for an investment in 2013.

Income Tax Expense (Benefit)

In 2013, we recorded income tax expense of $3.0 million, compared to an income tax benefit of $0.4 million recorded in 2012.  The tax expense in 2013 resulted from profitable Canadian operations, state income taxes and the deferred effect of tax deductible goodwill amortization.  Only the state income taxes resulted in cash tax payments.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $44.5 million at March 31, 2013, an increase of approximately $8.7 million, or 24.0%, from our balance of $35.9 million at December 31, 2012.  In addition, our working capital was $45.3 million at March 31, 2013, an increase of $2.1 million from our working capital of $43.2 million at December 31, 2012.

In April 2013, we used $34.3 million of cash and term loan proceeds to fund the cash tender offer and related redemption of our 11.75% Senior Secured Notes due 2015 (the “Notes”).  In connection with the completion of the term loan and the repayment of the Notes, we entered into a five-year revolving credit facility of up to $20.0 million, which we may use for working capital and for general corporate purposes.

The net change in cash and cash equivalents (including restricted cash) is attributed to the following factors:

	Three Months Ended March 31,
	2013	2012
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Acquisitions	-	(0.5)
Restructuring initiatives	(0.2)	(0.2)
Acquisition related costs	(0.2)	(0.2)
Proceeds from stock option exercises	0.3	0.7
Property and equipment purchases	(0.4)	(1.7)
Business operations	9.2	2.5
Increase in cash	$8.7	$0.6

Operating Cash Flows

Cash provided by operating activities was $8.7 million in 2013, compared to cash provided by operating activities of $2.2 million in 2012.  The net loss in 2013 of $6.5 million includes non-cash expenses of $9.3 million.  Additionally, $0.2 million was paid related to restructuring activities during the first quarter of 2013.

Accounts receivable days sales outstanding was 104 days for the first quarter of 2013 compared to 103 days for the first quarter of 2012.

Index

Investing Cash Flows

Cash used in investing activities was $0.4 million in 2013, compared to cash used in investing activities of $2.2 million in 2012.  The decrease of $1.8 million is due to reduced purchases of fixed assets.

Financing Cash Flows

Cash provided by financing activities was $0.3 million in 2013, compared to cash provided by financing activities of $0.7 million in 2012.  The decrease of $0.4 million is due to reduced proceeds from the exercise of stock options.

Contractual Obligations

Total outstanding commitments as of March 31, 2013 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$18,983	$3,060	$5,841	$3,053	$7,029
Capital leases (including interest)	1,305	619	686	-	-
Acquisition obligations	4,349	2,755	1,594	-	-
Notes payable (including interest)	326,060	29,617	296,443	-	-
Total	$350,697	$36,051	$304,564	$3,053	$7,029

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.8 million (primarily letters-of-credit related to our leased facilities) and a $0.2 million guarantee to a lender on behalf of a customer at March 31, 2013, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of March 31, 2013, approximately $5.5 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the term loan entered into in the second quarter of 2013 (the proceeds of which were used to fund the repurchase and redemption of the Notes).  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2013 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.

For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended March 31, 2013 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of March 31, 2013, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $44.5 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable subject to changes in short-term interest rates.  At current investment levels, our net income (loss) would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

We have sales and expenses that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures in 2013 or 2012.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of March 31, 2013, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2013.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of these factors, which have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.	Exhibits

(a)   Exhibits
See Exhibit Index

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

May 1, 2013	By:	/s/ Jeffery A. Surges
Jeffery A. Surges
Chief Executive Officer
(principal executive officer)

May 1, 2013	By:	/s/ Steven M. Oreskovich
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