Form 10-Q
period 2013-06-30
MERGE HEALTHCARE INC
filed 2013-08-09
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(Registrant's telephone number, including area code) (312) 565-6868

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b–2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).
Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of August 8, 2013: 93,664,137

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

	June 30,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents, including restricted cash of $813 at June 30, 2013 and December 31, 2012	$16,814	$35,875
Accounts receivable, net of reserves of $14,797 and $14,074 at June 30, 2013 and December 31, 2012, respectively	75,388	72,065
Inventory	4,912	5,979
Prepaid expenses	5,446	4,972
Deferred income taxes	3,135	3,135
Other current assets	22,493	21,621
Total current assets	128,188	143,647
Property and equipment:
Computer equipment	8,467	7,754
Office equipment	2,800	2,699
Leasehold improvements	1,287	1,287
	12,554	11,740
Less accumulated depreciation	8,059	6,776
Net property and equipment	4,495	4,964
Purchased and developed software, net of accumulated amortization of $16,216 and $13,884 at June 30, 2013 and December 31, 2012, respectively	16,655	19,007
Other intangible assets, net of accumulated amortization of $29,840 and $25,007 at June 30, 2013 and December 31, 2012, respectively	30,774	35,628
Goodwill	214,269	214,312
Deferred income taxes	3,798	7,041
Other assets	10,823	12,254
Total assets	$409,002	$436,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,659	$24,438
Notes payable	2,550	-
Interest payable	88	4,944
Accrued wages	5,913	5,881
Restructuring accrual	1,054	222
Other current liabilities	8,219	12,606
Deferred revenue	56,173	52,355
Total current liabilities	104,656	100,446
Notes payable, net of unamortized discount	249,942	250,046
Deferred income taxes	3,046	3,046
Deferred revenue	699	894
Income taxes payable	1,184	1,040
Other liabilities	2,445	3,920
Total liabilities	361,972	359,392
Shareholders' equity:
Common stock, $0.01 par value: 150,000,000 shares authorized: 93,567,364 and 93,137,737 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	936	931
Common stock subscribed, 146,718 and 158,395 shares at June 30, 2013 and December 31, 2012, respectively	933	934
Additional paid-in capital	581,988	577,774
Accumulated deficit	(538,777)	(504,195)
Accumulated other comprehensive income	1,531	1,567
Total Merge shareholders' equity	46,611	77,011
Noncontrolling interest	419	450
Total shareholders' equity	47,030	77,461
Total liabilities and shareholders' equity	$409,002	$436,853

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales:
Software and other	$17,879	$25,262	$41,450	$48,019
Professional services	11,552	9,856	23,675	19,296
Maintenance and EDI	27,762	27,768	55,702	56,549
Total net sales	57,193	62,886	120,827	123,864
Cost of sales:
Software and other	9,638	11,468	21,405	19,997
Professional services	6,394	6,012	12,919	11,904
Maintenance and EDI	7,370	7,915	15,459	16,598
Depreciation and amortization	1,810	1,901	3,620	3,780
Total cost of sales	25,212	27,296	53,403	52,279
Gross margin	31,981	35,590	67,424	71,585
Operating costs and expenses:
Sales and marketing	10,088	10,743	20,454	21,667
Product research and development	8,447	8,450	16,972	16,042
General and administrative	8,829	7,409	15,948	16,046
Acquisition-related expenses	158	2,844	427	3,206
Restructuring and other expenses	573	-	1,802	-
Depreciation and amortization	2,594	2,725	5,247	5,532
Total operating costs and expenses	30,689	32,171	60,850	62,493
Operating income	1,292	3,419	6,574	9,092
Other income (expense):
Interest expense	(5,086)	(8,221)	(13,308)	(16,388)
Interest income	174	381	347	508
Other, net	(23,788)	663	(24,499)	772
Total other expense	(28,700)	(7,177)	(37,460)	(15,108)
Loss before income taxes	(27,408)	(3,758)	(30,886)	(6,016)
Income tax expense	712	2,121	3,727	1,726
Net loss	(28,120)	(5,879)	(34,613)	(7,742)
Less: noncontrolling interest's share	(13)	3	(31)	(18)
Net loss attributable to common shareholders of Merge	$(28,107)	$(5,882)	$(34,582)	$(7,724)
Net loss per share attributable to common shareholders of Merge - basic	$(0.30)	$(0.06)	$(0.37)	$(0.08)
Weighted average number of common shares outstanding - basic	93,489,178	92,103,421	93,396,622	91,718,685
Net loss per share attributable to common shareholders of Merge - diluted	$(0.30)	$(0.06)	$(0.37)	$(0.08)
Weighted average number of common shares outstanding - diluted	93,489,178	92,103,421	93,396,622	91,718,685

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(28,120)	$(5,879)	$(34,613)	$(7,742)
Translation adjustment	(8)	(24)	10	61
Unrealized gain (loss) on marketable security, net of taxes	1	93	(46)	122
Comprehensive loss	(28,127)	(5,810)	(34,649)	(7,559)
Less: noncontrolling interest's share	(13)	3	(31)	(18)
Comprehensive loss attributable to Merge	$(28,114)	$(5,813)	$(34,618)	$(7,541)

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except for share data)

	Common Stock						Accumulated
					Additional		Other	Total Merge	Non-	Total
	Shares	Subscribed	Shares	Issued	Paid–in	Accumulated	Comprehensive	Shareholders'	controlling	Shareholders'
	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity
Balance at December 31, 2012	158,395	$934	93,137,737	$931	$577,774	$(504,195)	$1,567	$77,011	$450	$77,461
Stock issued for acquisitions	-	-	40,225	1	123	-	-	124	-	124
Stock issued under ESPP	(11,677)	(1)	63,152	1	148	-	-	148	-	148
Exercise of stock options	-	-	326,250	3	642	-	-	645	-	645
Share-based compensation expense	-	-	-	-	3,301	-	-	3,301	-	3,301
Net loss	-	-	-	-	-	(34,582)	-	(34,582)	(31)	(34,613)
Other comprehensive loss	-	-	-	-	-	-	(36)	(36)	-	(36)
Balance at June 30, 2013	146,718	$933	93,567,364	$936	$581,988	$(538,777)	$1,531	$46,611	$419	$47,030

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(34,613)	$(7,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,867	9,312
Share-based compensation	3,301	2,817
Change in contingent consideration for acquisitions	-	2,169
Amortization of notes payable issuance costs & discount	1,049	1,319
Loss on extinguishment of debt	23,822	-
Unrealized loss (gain) on equity investment	366	(1,058)
Provision for doubtful accounts receivable and allowances, net of recoveries	723	988
Deferred income taxes	3,243	1,446
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,047)	1,636
Inventory	1,067	(739)
Prepaid expenses	(1,159)	(3,408)
Accounts payable	6,344	2,041
Accrued wages	33	(867)
Restructuring accrual	832	(835)
Deferred revenue	3,623	(3,668)
Accrued interest and other liabilities	(9,776)	684
Other	(6,146)	(7,210)
Net cash used in operating activities	(2,471)	(3,115)
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(876)
Purchases of property, equipment, and leasehold improvements	(845)	(2,403)
Net cash used in investing activities	(845)	(3,279)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	793	838
Proceeds from debt issuance	252,450	-
Retirement of debt	(252,000)	-
Penalty for early extinguishment of debt	(16,863)	-
Principal payments on notes payable	(7)	(34)
Principal payments on capital leases	(148)	(101)
Net cash provided by (used in) financing activities	(15,775)	703
Effect of exchange rates on cash and cash equivalents	30	147
Net decrease in cash and cash equivalents	(19,061)	(5,544)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	35,062	38,565
Cash and cash equivalents (net of restricted cash), end of period (2)	$16,001	$33,021

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$16,994	$14,813
Cash paid for income taxes, net of refunds	317	198
Non-Cash Investing and Financing Activities
Value of common stock issued for acquisitions	$124	$4,083
Assets purchased under capital lease obligations	43	-
Assets purchased under lease line facility	211	-
Equity securities received in sales transactions	-	1,530

(1)	Net of restricted cash of $813 and $707 at December 31, 2012 and 2011, respectively.
(2)	Net of restricted cash of $813 and $707 at June 30, 2013 and 2012, respectively.

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three and six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, an equity investment and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of the period end indicated:

	Balance at June 30, 2013	Balance at December 31, 2012
Revenue recognized in excess of billings, net of reserves of $1,394 and $1,763, respectively	$20,323	$18,812
Equity investment	1,650	2,016
Other non-trade receivables	509	793
Taxes receivable	11	-
	$22,493	$21,621

Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, accrued taxes, lease line facility, leases payable and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of the period end indicated:

	Balance at June 30, 2013	Balance at December 31, 2012
Customer deposits	$2,959	$3,409
Acquisition obligation	2,698	2,815
Accrued taxes	895	998
Leases line facility	211	897
Leases payable	17	83
Other liabilities	1,439	4,404
	$8,219	$12,606

Index
(3)	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill in the six months ended June 30, 2013, is as follows:

	Total	Merge Healthcare	Merge DNA
Balance at December 31, 2012	$214,312	$194,115	$20,197
Change due to foreign currency	(43)	-	(43)
Balance at June 30, 2013	$214,269	$194,115	$20,154

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of June 30, 2013 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	4.2	$31,046	$14,607
Capitalized software	1.4	1,824	1,609
Customer relationships	5.7	46,282	18,818
Backlog	1.2	9,680	9,054
Trade names	7.3	1,463	526
Non-competes	3.8	3,190	1,442
Total		$93,485	$46,056

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 6 months of the year ending:	2013	$6,945
For the year ending December 31:	2014	12,260
2015		9,746
2016		7,701
2017		5,519
2018		3,283
Thereafter		1,975
Total		$47,429

Amortization expense in the periods indicated is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Amortization included in cost of sales:
Purchased software	$1,131	$1,184	$2,257	$2,334
Capitalized software	38	50	75	103
Backlog	358	554	717	1,106
Total	1,527	1,788	3,049	3,543

Amortization included in operating expenses:
Customer relationships	1,902	1,874	$3,806	$3,687
Trade names	40	65	80	127
Non-competes	115	115	230	230
Total	2,057	2,054	4,116	4,044
Total amortization	$3,584	$3,842	$7,165	$7,587

Index
(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non‑marketable securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities are based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our Term Loan, which replaced our Notes during the second quarter, was approximately 101% of par value as of June 30, 2013, based on quoted prices.  The fair value of our previous Notes was 107.88% of par value as of December 31, 2012.

Current Investment

At June 30, 2013, we held an equity security investment that is classified as a Level 1 trading security within other current assets in our condensed consolidated balance sheets.  This investment was previously classified as a Level 2 trading security as of March 31, 2013 due to a trading restriction that has since been lifted.  We estimate the fair value of this investment on a recurring basis based on the quoted market price of the security.  At June 30, 2013, we estimated the fair value of this investment at $1,650 and recorded an unrealized gain of $75 and an unrealized loss of $366 within the other, net line in our statements of operations for the three and six months ended June 30, 2013, respectively.

Non-Current Investments

At June 30, 2013, we held certain securities in a publicly traded entity and private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investment in the publicly traded equity security, over which we do not exert significant influence, is classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses are reported within the accumulated other comprehensive income component of shareholders' equity.  The investments in equity securities of private companies are classified as Level 3 investments and are reported at cost or equity.  Any loss due to impairment in value is recorded as a realized loss when such loss occurs.  We performed the evaluation of our Level 3 investments as of June 30, 2013, and recorded a realized loss of $0 and $88 for the three and six months ended June 30, 2013, respectively, based on our proportionate share of the losses from the Level 3 investment that we account for under the equity method of accounting.

The following table sets forth the change in the fair value of our investments for the periods indicated:

	Level 1	Level 2	Level 3	Total

Balance at December 31, 2012	$56	$2,016	$553	$2,625
Unrealized gain (loss)	27	(441)	-	(414)
Realized gain (loss)	-	-	(88)	(88)
Level inputs transfer	1,575	(1,575)	-	-
Balance at June 30, 2013	$1,658	$-	$465	$2,123

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	June 30, 2013	December 31, 2012
Cumulative translation adjustment	$1,975	$1,965
Unrealized loss on available-for-sale security, net of tax	(444)	(398)
Total accumulated other comprehensive income	$1,531	$1,567

Index
(5)	Restructuring

In the six months ended June 30, 2013, we completed two initiatives.  These initiatives included the end of life of a specific, non-core product in one of our solution sets and consolidations of operations surrounding three facilities.  As a result, we incurred $1,802 of employee termination and contract exit costs that were recorded in restructuring and other expenses in our statement of operations.

The following table sets forth the activity in the six months ended June 30, 2013, related to restructuring activities undertaken in prior periods:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2012	$219	$3	$222
Charges to expense	639	1,163	1,802
Payments	(540)	(430)	(970)
Balance at June 30, 2013	$318	$736	$1,054

See note 13, Segment Information for restructuring and other expenses by segment.

In the third quarter of 2013, we announced the reorganization of our leadership team and sales organization to focus on the imaging & interoperability, cardiology and clinical trials markets.  As a result, we expect to incur a restructuring charge of at least $1,000 in the third quarter of 2013.

(6)	Debt

On April 23, 2013, we issued a new senior secured credit facility consisting of a six-year term loan (the Term Loan) of $255,000 issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000.  As of June 30, 2013, nothing was outstanding under the Revolving Credit Facility.  The Term Loan replaces $252,000 of Senior Secured Notes that bore interest at 11.75% (Notes).

The Term Loan and Revolving Credit Facility were established pursuant to a Credit Agreement (the Credit Agreement) which contains certain financial covenants, the most notable a debt-to-adjusted-EBITDA ratio (which commences in the third quarter of 2013).  It also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments, capital expenditures and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of June 30, 2013, we were in compliance with all applicable covenants.

The Credit Agreement provides that borrowings will bear interest at a variable rate which can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% or a base rate floor of 2.25%, as applicable. The applicable spread for borrowings under the Credit Agreement is 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans.  Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period, through December 31, 2013, borrowings under the Credit Agreement will bear interest at an interest rate of 6.00% per annum.  If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2.00% per annum during the continuance of such event of default.

During the second quarter, we capitalized $4,740 of debt issuance costs in other assets in our consolidated balance sheet.

In the three months ended June 30, 2013 and 2012, we recorded $5,015 and $8,072, respectively, of interest expense related to the Term Loan and Notes, including $222 and $504, respectively, of amortization of debt issuance costs and $89 and $166, respectively, of amortization of net debt discount.  In the six months ended June 30, 2013 and 2012, we recorded $13,155 and $16,123,  respectively, of interest expense related to the Term Loan and Notes, including $777 and $992, respectively, of amortization of debt issuance costs and $272 and $327, respectively, of amortization of net debt discount.  In the three and six months ended June 30, 2013 we also recorded a charge for $5,235 of unamortized debt issuance costs, $1,724 of unamortized net debt discount and $16,863 of early retirement costs associated with the extinguishment of the Notes in other expense in our consolidated statement of operations.

Index
(7)	Shareholders' Equity

In the six months ended June 30, 2013 and 2012, we issued 40,225 and 1,014,697 shares, respectively, of our common stock (including zero and 116,706 shares subscribed at June 30, 2013 and 2012, respectively) valued at $124 and $4,083 as consideration for insignificant acquisitions.  The value of the shares issued was based on the closing price of our common stock on the date of issuance.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share-based compensation expense included in the statements of operations:
Professional services cost of sales	$28	$20	$48	$42
Maintenance and EDI cost of sales	8	(38)	17	8
Sales and marketing	353	489	898	932
Product research and development	118	169	248	197
General and administrative	1,151	978	2,090	1,638
Total	$1,658	$1,618	$3,301	$2,817

Stock option activity in the six months ended June 30, 2013 is set forth in the following table:

Number of
Options
Options outstanding, December 31, 2012	12,172,452
Options granted	1,120,000
Options exercised	(326,250)
Options forfeited and expired	(1,871,350)
Options outstanding, June 30, 2013	11,094,852

Options exercisable, June 30, 2013	6,510,789

As of June 30, 2013, there was approximately $10,956 of unrecognized compensation cost related to stock options that may be recognized in future periods.

(9)	Commitments and Contingencies

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore's and Noshay's employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  Discovery in this case is on-going.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court's decision.  On September 18, 2012, the Appellate Court issued its decision reversing the trial court and determined that Mortimore must arbitrate his disputes with Merge.  On June 18, 2013, Merge and Mortimore participated in a hearing before the arbitrator.  On July 17, 2013, the arbitrator rendered a reasoned award in which he concluded that Merge and Mortimore did not enter into an oral contract.  As a result, the merits of Mortimore's claims and Merge's counterclaims will proceed to arbitration.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

Index
In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.'s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs' claims as moot.  Subsequently, plaintiffs' counsel filed an application for approximately $5,000 of attorneys' fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3,200 in attorneys' fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court's attorneys' fee award decision, AMICAS's insurer denied policy coverage for approximately $2,500 of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer's denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court's fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  In late February 2013, the insurer settled the Massachusetts court case by agreeing to pay $2,990 to plaintiffs' counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  As a result of the Massachusetts settlement, we recognized a gain of $2,500 within general and administrative expense in our statement of operations with respect to these matters in the first quarter of 2013 based on the February 27, 2013 Massachusetts appellate court dismissal date.  On July 16, 2013, the Seventh Circuit Court of Appeals affirmed the Federal District court's decision in all respects and entered Final Judgment.

In August 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver's claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys' fees.  We have retained litigation counsel and intend to vigorously defend this action.  We have filed a motion to dismiss the complaint.  That motion has been fully briefed, and we are awaiting a decision from the Court.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

In September 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).  HIT alleges that certain features of products within our Image Interoperability Platform that collectively are expected to represent less than 5% of our net sales during 2013 infringe three of HIT's patents related to internet-based image viewing.  The complaint seeks equitable relief and damages for patent infringement.  We have retained litigation counsel and are vigorously defending this action.  HIT has filed a Motion for a Preliminary Injunction that, if granted, would prohibit Merge from selling certain of the accused products.  The court has conducted a hearing regarding the Motion and indicated that it will take the matter under advisement and rule in the future.  The case is scheduled for trial in July 2014. We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on Merge's financial condition.  Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period.

Index
(10)	Transactions with Related Party

Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of June 30, 2013, approximately 28% of our outstanding common stock.  Michael W. Ferro, Jr., the Company's Chairman of the Board, and trusts for the benefit of Mr. Ferro's family members beneficially own a majority of the equity interests in Merrick Holdings. Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, which was subsequently amended in 2010. Services provided by Merrick RIS, LLC under the consulting agreement include financial analysis and strategic planning. In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge. Further, the second amendment modifies the success payment in the event of a sale of Merge, by including a payment of two percent (2%) of the total consideration received if the total consideration is greater than $1 billion as well as a one percent (1%) success fee if the total consideration received is less than $1 billion. We paid $0 and $427 to Merrick for such services and recognized $150 and $167 in acquisition related and general and administrative expenses in the three months ended June 30, 2013 and 2012, respectively.  We paid $150 and $709 to Merrick for such services and recognized $327 and $594 in acquisition related and general and administrative expenses in the six months ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, we had $177 and $17, respectively, recorded in accounts payable covering obligations under this agreement.

In April 2010 and June 2011, Merrick RIS, LLC purchased an aggregate of $10,000 in principal amount of our Notes at the same purchase price as the other investors in the transactions. In April 2013, we commenced a cash tender offer for any and all of the Notes, and Merrick RIS, LLC, or an affiliate thereof, tendered $10,000 of its Notes. We purchased the Notes from Merrick RIS, LLC, or an affiliate thereof, for a total price of $10,670, which is based on the same consideration calculation as provided to other investors that tendered Notes.

Merrick Ventures owns 72% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi's Chairperson and Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development.  Revenue of $14 and $0 was recognized under this Agreement in the three months ended June 30, 2013 and 2012, respectively.  Revenue of $14 and $155 was recognized under this Agreement in the six months ended June 30, 2013 and 2012, respectively.  In addition, the agreement granted higi certain branding rights related to our health station business and requires higi to pay to us a fixed annual fee of one hundred dollars per station for each station that is branded with higi's trademark and that includes higi's user interface.  On March 28, 2012, we entered into an agreement to sell higi health stations and related equipment for $2,750.  Revenue of $2,392 and $2,750 was recognized related to this Agreement in the three and six months ended June 30, 2012.

On September 8, 2010, we entered into an assignment agreement with Merrick Ventures under which Merrick Ventures assigned to us its sublease with Aon Corporation for approximately 11,934 square feet located on the 20th floor of 200 East Randolph Street, in Chicago Illinois, at an annual base rental rate of approximately $19.4 per month from August 1, 2011 to July 31, 2012, $19.9 per month from August 1, 2012 to July 31, 2013 and $20.4 per month from August 1, 2013 to December 9, 2013, when the sublease expires. The rent will be paid to the sub–landlord monthly and is the same rate as Merrick Ventures paid under the sublease.

On February 24, 2012, we entered into an agreement with Merrick Ventures under which Merge will sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental of $80, terminating on December 13, 2013.  The rent will be paid to Merrick monthly and is exactly the same rate as Merrick currently pays under its lease.  Under the Assignment, Merge paid approximately $74 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.

Index
(11)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Further limitations may apply to deferred tax assets if certain ownership changes occur.  There was no material change in unrecognized tax benefits in the six months ended June 30, 2013.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

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

In the three months ended June 30, 2013 and 2012, options to purchase 4,082,352 and 5,544,437 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock during such respective periods, and, therefore, are not considered in the above calculations of diluted net loss per share.  In the six months ended June 30, 2013 and 2012, options to purchase 6,342,352 and 4,822,550 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock during such respective periods, and, therefore, are not considered in the above calculations of diluted net loss per share.

As a result of the losses in the three months ended June 30, 2013 and 2012, incremental shares from the assumed exercise of employee stock options totaling 7,012,500 and 7,158,750 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the losses in the six months ended June 30, 2013 and 2012, incremental shares from the assumed exercise of employee stock options totaling 4,752,000 and 7,880,637 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

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

The following tables present operating group financial information for the periods indicated:

Index
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$14,127	$3,752	$17,879	$31,952	$9,498	$41,450
Professional Services	7,190	4,362	11,552	15,245	8,430	23,675
Maintenance and EDI	27,293	469	27,762	54,651	1,051	55,702
Total net sales	$48,610	$8,583	$57,193	$101,848	$18,979	$120,827
Expenses	44,649	7,674	52,323	88,800	18,238	107,038
Segment income (loss)	$3,961	$909	4,870	$13,048	$741	13,789

Net corporate/other expenses (1)			32,278			44,675
Loss before income taxes			$(27,408)			$(30,886)

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$20,314	$4,948	$25,262	$39,057	$8,962	$48,019
Professional Services	6,808	3,048	9,856	13,064	6,232	19,296
Maintenance and EDI	27,220	548	27,768	55,535	1,014	56,549
Total net sales	$54,342	$8,544	$62,886	$107,656	$16,208	$123,864
Expenses	44,226	9,713	53,939	88,211	16,916	105,127
Segment income (loss)	$10,116	$(1,169)	8,947	$19,445	$(708)	18,737

Net corporate/other expenses (1)			12,705			24,753
Loss before income taxes			$(3,758)			$(6,016)

(1) Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended June 30, 2013	$3,342	$1,048	$14	$4,404
Six Months Ended June 30, 2013	6,743	2,094	30	8,867

Restructuring and Other One Time Charges
Three Months Ended June 30, 2013	291	282	-	573
Six Months Ended June 30, 2013	1,520	282	-	1,802

Assets as of June 30, 2013	$420,296	$39,471	$(50,765)	$409,002

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended June 30, 2012	$3,660	$951	$15	$4,626
Six Months Ended June 30, 2012	7,491	1,795	26	9,312

Restructuring and Other One Time Charges
Three Months Ended June 30, 2012	-	-	-	-
Six Months Ended June 30, 2012	-	-	-	-

Assets as of December 31, 2012	$412,841	$33,207	$(9,195)	$436,853

Index
(14)	Recent Accounting Pronouncements

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

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as "believes," "intends," "anticipates," "expects" and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2012.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, "Risk Factors" for the year ended December 31, 2012.

Management's Discussion and Analysis is presented in the following order:

•	Overview
•	Business Segments
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies

Overview

We develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, the profitability of outpatient imaging practices and the ability to improve the efficiency and cost effectiveness of our customers' businesses.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

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

Merge Healthcare primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  The majority of total revenue continues to be generated through perpetual license agreements with our customers.  Merge DNA derives the vast majority of its revenue from software, professional services and hosting through subscription arrangements. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was $24.9 million and $28.3 million as of June 30, 2013 and 2012, respectively.  Subscription-based pricing arrangements include contract elements that are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements are contracts structured with monthly payments (including leases), clinical trials or renewable annual software contracts (with very high renewal rates).  As of June 30, 2013 subscription revenue backlog was $61.9 million, compared to $34.1 million at June 30, 2012.  This significant increase is the result of our strategic plan to continue to move to a subscription model.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Index
In the second quarter of 2013, we entered into a new senior secured credit facility consisting of a six-year term loan (the Term Loan) of $255 million issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20 million as contracted in a Credit Agreement.  While the borrowings under the Credit Agreement are variable, we made an election pursuant to the Credit Agreement with respect to the interest period pursuant to which the Term Loan will bear interest at a fixed rate of 6.00% for the remainder of 2013.  As part of this transaction, we incurred $4.7 million of debt issuance related costs, which will be amortized over the life of the Term Loan.  The Term Loan replaces $252 million of Senior Secured Notes that bore interest at 11.75% (Notes), which we retired at the same time the Term Loan was issued.  We recorded charges for $5.2 million of unamortized debt issuance costs, $1.7 million of unamortized net debt discount and $16.9 million of early retirement costs associated with the extinguishment of the Notes.

We believe that certain macro trends impacted our operating results (together with those of others in our industry) in the second quarter, primarily:

•	We believe that among larger hospitals and health systems, infrastructure spending was adversely affected by low patient volume and a weak U.S. economy at the end of the first quarter that carried though the second quarter. Accordingly, we believe that some of our largest clients and prospects decided to decelerate their infrastructure spending processes by pushing decisions into the future.

•	The March 1, 2013 budget sequester included $9.9 billion in Medicare cuts, or 2%, that were applied across all of healthcare.

•
We believe that many large organizations changed focus to the upcoming transition from ICD-9 to ICD-10 as an industry-wide belief that the deadlines for converting to ICD-10 would be once again extended was dispelled when it was announced on June 17, 2013 that the deadline for conversion would remain Oct. 1, 2014.  This caused many clients and prospects to temporarily delay decisions on any projects not directly related to their transition to ICD-10.

While we continue to see an increase in the overall average selling price of our primary offerings in 2013, these events have resulted in delays in the timing of larger deals as well as a change in the construct of the agreements that leads to revenue being recognized over an extended period of time.  To ensure we maintain a continued, disciplined approach of cost alignment to sales expectations, we announced the reorganization of our leadership team and sales organization to focus on the imaging & interoperability, cardiology and clinical trials markets in the third quarter.  We expect to incur a restructuring charge of at least $1 million and anticipate a minimum of $5 million of annualized savings from these actions, primarily in sales & marketing expenses, as we had previously built up the team in anticipation of better market conditions.  Since we believe that strong market opportunities still exist for our products and the solutions we have innovated, these actions do not impact our product research and development costs as we have decided to continue to enhance and further our market-leading solutions as validated by sources such as KLAS, and other independent sources, most recently including a Product Leadership Award from Frost & Sullivan for iConnect® Enterprise Clinical Platform and, for the second straight year, the global leader in VNA according to IHS.

Business Segments

The following tables provide operating group information for our two reportable operating segments, Merge Healthcare and Merge DNA, for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Index
Merge Healthcare Segment	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Net sales:
Software and other	$14,127	$20,314	$(6,187)	-30.5%	$31,952	$39,057	(7,105)	-18.2%
Professional Services	7,190	6,808	382	5.6%	15,245	13,064	2,181	16.7%
Maintenance and EDI	27,293	27,220	73	0.3%	54,651	55,535	(884)	-1.6%
Total net sales	48,610	54,342	(5,732)	-10.5%	101,848	107,656	(5,808)	-5.4%
Expenses	44,649	44,226	423	1.0%	88,800	88,211	589	0.7%
Segment income	$3,961	$10,116	$(6,155)	-60.8%	$13,048	$19,445	$(6,397)	-32.9%

Merge DNA Segment	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
Net sales:
Software and other	$3,752	$4,948	$(1,196)	-24.2%	$9,498	$8,962	$536	6.0%
Professional Services	4,362	3,048	1,314	43.1%	8,430	6,232	2,198	35.3%
Maintenance and EDI	469	548	(79)	-14.4%	1,051	1,014	37	3.7%
Total net sales	8,583	8,544	39	0.5%	18,979	16,208	2,771	17.1%
Expenses	7,674	9,713	(2,039)	-21.0%	18,238	16,916	1,322	7.8%
Segment income (loss)	$909	$(1,169)	$2,078	NM	$741	$(708)	$1,449	NM

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated and non-recurring and subscription backlog as of June 30, 2013 and 2012, respectively (all amounts are in thousands, except percentages):

	Three Months Ended June 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$27,293	56.1%	$469	5.5%	$27,762	48.5%
Subscription	1,595	3.3%	8,075	94.1%	9,670	16.9%
Non-recurring	19,722	40.6%	39	0.4%	19,761	34.6%
Total	$48,610	100.0%	$8,583	100.0%	$57,193	100.0%

	Three Months Ended June 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$27,220	50.1%	$548	6.4%	$27,768	44.1%
Subscription	3,807	7.0%	5,603	65.6%	9,410	15.0%
Non-recurring	23,315	42.9%	2,393	28.0%	25,708	40.9%
Total	$54,342	100.0%	$8,544	100.0%	$62,886	100.0%

Index
	Six Months Ended June 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$54,651	53.7%	$1,051	5.5%	$55,702	46.1%
Subscription	3,268	3.2%	15,750	83.0%	19,018	15.7%
Non-recurring	43,929	43.1%	2,178	11.5%	46,107	38.2%
Total	$101,848	100.0%	$18,979	100.0%	$120,827	100.0%

	Six Months Ended June 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$55,535	51.6%	$1,014	6.3%	$56,549	45.7%
Subscription	7,666	7.1%	12,444	76.7%	20,110	16.2%
Non-recurring	44,455	41.3%	2,750	17.0%	47,205	38.1%
Total	$107,656	100.0%	$16,208	100.0%	$123,864	100.0%

	Backlog as of June 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$11,517	31.7%	$50,409	100.0%	$61,926	71.3%
Non-recurring	24,866	68.3%	-	0.0%	24,866	28.7%
Total	$36,384	100.0%	$50,409	100.0%	$86,792	100.0%

	Backlog as of June 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$11,895	29.6%	$22,207	100.0%	$34,102	54.7%
Non-recurring	28,266	70.4%	6	0.0%	28,272	45.3%
Total	$40,161	100.0%	$22,213	100.0%	$62,374	100.0%

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index
	Three Months Ended June 30,				Change
	2013	% (1)	2012	% (1)	$	%

Net sales:
Software and other	$17,879	31.3%	$25,262	40.2%	$(7,383)	-29.2%
Professional services	11,552	20.2%	9,856	15.7%	1,696	17.2%
Maintenance and EDI	27,762	48.5%	27,768	44.1%	(6)	0.0%
Total net sales	57,193	100.0%	62,886	100.0%	(5,693)	-9.1%
Cost of sales:
Software and other	9,638	53.9%	11,468	45.4%	(1,830)	-16.0%
Professional services	6,394	55.3%	6,012	61.0%	382	6.4%
Maintenance and EDI	7,370	26.5%	7,915	28.5%	(545)	-6.9%
Depreciation and amortization	1,810	3.2%	1,901	3.0%	(91)	-4.8%
Total cost of sales	25,212	44.1%	27,296	43.4%	(2,084)	-7.6%
Total gross margin	31,981	55.9%	35,590	56.6%	(3,609)	-10.1%

Gross margin by net sales category (2)
Software and other	8,241	46.1%	13,794	54.6%	(5,553)	-40.3%
Professional services	5,158	44.7%	3,844	39.0%	1,314	34.2%
Maintenance and EDI	20,392	73.5%	19,853	71.5%	539	2.7%

Operating expenses:
Sales and marketing	10,088	17.6%	10,743	17.1%	(655)	-6.1%
Product research and development	8,447	14.8%	8,450	13.4%	(3)	0.0%
General and administrative	8,829	15.4%	7,409	11.8%	1,420	19.2%
Acquisition-related expenses	158	0.3%	2,844	4.5%	(2,686)	-94.4%
Restructuring and other expenses	573	1.0%	-	0.0%	573	NM (3)
Depreciation and amortization	2,594	4.5%	2,725	4.3%	(131)	-4.8%
Total operating costs and expenses	30,689	53.7%	32,171	51.2%	(1,482)	-4.6%
Operating income	1,292	2.3%	3,419	5.4%	(2,127)	-62.2%
Other income (expense), net	(28,700)	-50.2%	(7,177)	-11.4%	(21,523)	299.9%
Loss before income taxes	(27,408)	-47.9%	(3,758)	-6.0%	(23,650)	629.3%
Income tax expense	712	1.2%	2,121	3.4%	(1,409)	NM (3)
Net loss	$(28,120)	-49.2%	$(5,879)	-9.3%	$(22,241)	NM (3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2013 were $17.9 million, a decrease of $7.4 million, or 29.2%, from $25.3 million in 2012.  Software and other sales decreased primarily due to a $6.2 million decrease in our Healthcare operating group,  driven by the overall delay in customer buying in the quarter.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2013 were $11.6 million, an increase of $1.7 million, or 17.2%, from $9.9 million in 2012.  Sales increased $1.3 million in our DNA segment due to a greater number of clinical trial bookings in 2013 compared to 2012.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Index
Maintenance and EDI Sales.  Total maintenance and EDI sales in 2013 of $27.8 million consistent with the sales in 2012.

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $8.2 million in 2013, a decrease of $5.6 million, or 40.3%, from $13.8 million in 2012.  Gross margin as a percentage of software and other sales decreased to 46.1% in 2013 from 54.6% in 2012, primarily due to the decrease in software revenue, which is at much greater margins than hardware.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $5.1 million in 2013, an increase of $1.3 million, or 34.2%, from $3.8 million in 2012.  Gross margin as a percentage of professional service sales increased to 44.7% in 2013 from 39.0% in 2012, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $20.4 million in 2013, consistent with gross margin in 2012 of $19.9 million.  Gross margin as a percentage of maintenance and EDI sales increased to 73.5% in 2013 from 71.5% in 2012 as we focused on controlling third party costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 4.8%, to $1.8 million in 2013 from $1.9 million in 2012 mainly due to assets that became fully depreciated.

Sales and Marketing

Sales and marketing expense decreased $0.6 million, or 6.1%, to $10.1 million in 2013 from $10.7 million in 2012. As a percentage of net sales, sales and marketing expense remained relatively constant, increasing by 0.5% to 17.6% in 2013.

Product Research and Development

Product research and development expense in 2013 remains consistent with 2012 expenditures.

General and Administrative

General and administrative expense decreased $0.1 million, or 0.6%, to $15.9 million in 2013 from $16.0 million in 2012.  Offsetting factors resulting in this change primarily include a favorable settlement of $2.5 million in 2013 (for which significant legal costs were incurred in prior periods) and a negative impact from an increase in share-based compensation of $0.5 million and $1.1 million of additional bad debt expense.

Restructuring and Other Expenses

Restructuring and other expenses increased $0.6 million in 2013 compared to 2012.  The 2013 expense of $0.6 million was due to our restructuring initiatives in order to increase our operational focus on profit generating assets and activities.  The initiatives included centralization of operational activities and facilities.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, or 4.8%, to $2.6 million in 2013 from $2.7 million in 2012.

Other Expense, Net

Other expense increased $21.5 million, to $28.7 million in 2013 from $7.2 million in 2012 primarily due debt refinancing activities.  In 2013 and 2012, we recorded $4.7 million and $7.4 million, respectively, of interest expense related to the Term Loan and Notes, including $0.2 million and $0.5 million, respectively, of amortization of debt issuance costs and $0.1 million and $0.2 million, respectively, of amortization of net debt discount.  We also recorded charges in other expense for $5.2 million of unamortized debt issuance costs, $1.7 million of unamortized net debt discount and $16.9 million of early retirement costs associated with the extinguishment of the Notes.

Index
Income Tax Expense (Benefit)

In 2013, we recorded income tax expense of $0.7 million, compared to $2.1 million recorded in 2012.  The tax expense in 2013 resulted from profitable Canadian operations, state income taxes and the deferred effect of tax deductible goodwill amortization.  Only the state income taxes resulted in cash tax payments.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Six Months Ended June 30,				Change
	2013	% (1)	2012	% (1)	$	%

Net sales:
Software and other	$41,450	34.3%	$48,019	38.8%	$(6,569)	-13.7%
Professional services	23,675	19.6%	19,296	15.6%	4,379	22.7%
Maintenance and EDI	55,702	46.1%	56,549	45.7%	(847)	-1.5%
Total net sales	120,827	100.0%	123,864	100.0%	(3,037)	-2.5%
Cost of sales:
Software and other	21,405	51.6%	19,997	41.6%	1,408	7.0%
Professional services	12,919	54.6%	11,904	61.7%	1,015	8.5%
Maintenance and EDI	15,459	27.8%	16,598	29.4%	(1,139)	-6.9%
Depreciation and amortization	3,620	3.0%	3,780	3.1%	(160)	-4.2%
Total cost of sales	53,403	44.2%	52,279	42.2%	1,124	2.2%
Total gross margin	67,424	55.8%	71,585	57.8%	(4,161)	-5.8%

Gross margin by net sales category (2)
Software and other	20,045	48.4%	28,022	58.4%	(7,977)	-28.5%
Professional services	10,756	45.4%	7,392	38.3%	3,364	45.5%
Maintenance and EDI	40,243	72.2%	39,951	70.6%	292	0.7%

Operating expenses:
Sales and marketing	20,454	16.9%	21,667	17.5%	(1,213)	-5.6%
Product research and development	16,972	14.0%	16,042	13.0%	930	5.8%
General and administrative	15,948	13.2%	16,046	13.0%	(98)	-0.6%
Acquisition-related expenses	427	0.4%	3,206	2.6%	(2,779)	-86.7%
Restructuring and other expenses	1,802	1.5%	-	0.0%	1,802	NM	(3)
Depreciation and amortization	5,247	4.3%	5,532	4.5%	(285)	-5.2%
Total operating costs and expenses	60,850	50.4%	62,493	50.5%	(1,643)	-2.6%
Operating income	6,574	5.4%	9,092	7.3%	(2,518)	-27.7%
Other income (expense), net	(37,460)	-31.0%	(15,108)	-12.2%	(22,352)	147.9%
Loss before income taxes	(30,886)	-25.6%	(6,016)	-4.9%	(24,870)	413.4%
Income tax expense	3,727	3.1%	1,726	1.4%	2,001	115.9%
Net loss	$(34,613)	-28.6%	$(7,742)	-6.3%	$(26,871)	NM	(3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

(3)	NM denotes percentage is not meaningful.

Index
Net Sales

Software and Other Sales.  Total software and other sales in 2013 were $41.5 million, a decrease of $6.5 million, or 13.7%, from $48.0 million in 2012.  Software and other sales decreased by a $7.1 million in our Healthcare operating group, primarily due to the buying delays experienced starting in the second quarter of 2013.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2013 were $23.7 million, an increase of $4.4 million, or 22.7%, from $19.3 million in 2012.  Sales increased $2.2 million in our DNA segment primarily due to increased clinical trials bookings and increased $2.2 million in our Healthcare segment due to a greater number of installation projects in 2013 compared to 2012.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2013 were $55.7 million, a decrease of $0.8 million, or 1.5%, from $56.5 million in 2012, primarily due to a decrease in software maintenance support sales as we continue to exit unprofitable product lines (see restructuring and other expenses discussion).

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $20.0 million in 2013, a decrease of $8.0 million, or 28.5%, from $28.0 million in 2012.  Gross margin as a percentage of software and other sales decreased to 48.4% in 2013 from 58.4% in 2012, primarily due to a decrease in software sales, which are at much greater margins than hardware.  Hardware sales were 43.3% of software and other sales in 2013 compared to 40.8% in 2012 primarily driven by lower software bookings in the second quarter of 2013.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $10.8 million in 2013, an increase of $3.4 million, or 45.5%, from $7.4 million in 2012.  Gross margin as a percentage of professional service sales increased to 45.4% in 2013 from 38.3% in 2012, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $40.2 million in 2013, consistent with gross margin in 2012 of $40.0 million.  Gross margin as a percentage of maintenance and EDI sales was 72.2% in 2013, compared to 70.6%  in 2012 as we focus on controlling third party costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 4.2%, to $3.6 million in 2013 from $3.8 million in 2012.

Sales and Marketing

Sales and marketing expense decreased $1.2 million, or 5.6%, to $20.5 million in 2013 from $21.7 million in 2012. As a percentage of net sales, sales and marketing expense decreased by 0.6% to 16.9% due to productivity gains from the sales force build out that occurred in 2011 and early 2012.  We anticipate a decrease in sales and marketing costs in future periods as a result of the restructuring activity undertaken in the third quarter of 2013.

Product Research and Development

Product research and development expense increased $0.9 million, or 5.8%, to $17.0 million in 2013 from $16.1 million in 2012, primarily due to an increase in costs primarily associated with new product solutions.  As a percentage of net sales, product research and development increased by 1.0% to 14.0% in 2013 as we continue to invest in both new product innovation and enhancement of our existing solutions.

General and Administrative

General and administrative expense decreased $0.1 million, or 0.6%, to $15.9 million in 2013 from $16.0 million in 2012.  Offsetting factors resulting in this change primarily include a favorable settlement of $2.5 million in 2013 (for which significant legal costs were incurred in prior periods) and a negative impact from an increase in share-based compensation of $0.5 million and $1.1 million of additional bad debt expense.

Index
Restructuring and Other Expenses

Restructuring and other expenses increased $1.8 million in 2013 compared to 2012.  The 2013 expense of $1.8 million was due to our restructuring initiatives in order to increase our operational focus on profit generating assets and activities.  The initiatives included centralization of operational activities, and the communication of the end of life of certain non-core products.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million, or 5.2%, to $5.2 million in 2013 from $5.5 million in 2012 due to assets that became fully depreciated.

Other Expense, Net

Other expense increased $22.4 million, to $37.5 million in 2013 from $15.1 million in 2012 primarily due to debt refinancing activities.  In 2013 and 2012, we recorded $12.1 million and $14.8 million, respectively, of interest expense related to the Term Loan and Notes, including $0.8 million and $1.0 million, respectively, of amortization of debt issuance costs.  We also recorded charges in other expense for $5.2 million of unamortized debt issuance costs, $1.7 million of unamortized net debt discount and $16.9 million of early retirement costs associated with the extinguishment of the Notes.  Other expenses increased year over year due to a net change in an equity investment of $0.7 million.

Income Tax Expense (Benefit)

In 2013, we recorded income tax expense of $3.7 million, compared to $1.7 million recorded in 2012.  The increase in tax expense in 2013 resulted from profitable Canadian operations, state income taxes and the deferred effect of tax deductible goodwill amortization.  Only the state income taxes resulted in cash tax payments.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $16.8 million at June 30, 2013, a decrease of approximately $19.1 million, or 53.2%, from our balance of $35.9 million at December 31, 2012.  In addition, our working capital was $23.5 million at June 30, 2013, a decrease of $19.7 million from our working capital of $43.2 million at December 31, 2012.  The decrease in cash results from us utilizing $20.3 million of cash on hand to complete the refinancing of our debt (excluding interest in the second quarter of 2013).  In connection with the Credit Agreement, we entered into a five-year revolving credit facility of up to $20.0 million, which we may use for working capital and for general corporate purposes. As of June 30, 2013, we were in full compliance with all applicable covenants.

The net change in cash and cash equivalents (including restricted cash) is attributed to the following factors:

Index
	Six Months Ended June 30,
	2013	2012
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Issuance of debt, net of OID of $2.5	$252.5	$-
Debt issuance costs	(3.9)	-
Retirement of debt, including prepayment penalty of $16.8	(268.9)	-
Interest paid	(17.0)	(14.8)
Acquisitions	-	(0.9)
Restructuring initiatives	(1.0)	(0.5)
Acquisition related costs	(0.2)	(0.5)
Proceeds from stock option exercises	0.6	0.7
Property and equipment purchases	(0.9)	(2.3)
Business operations	19.7	12.7
Decrease in cash	$(19.1)	$(5.6)

Operating Cash Flows

Cash used in operating activities was $2.5 million in 2013, compared to cash used in operating activities of $3.1 million in 2012.  The net loss in 2013 of $34.6 million includes non-cash expenses of $41.4 million. Of the cash used in operating activities in 2013, $17.0 million related to interest payments due on our extinguished Notes for the majority of the semi-annual period as well as the applicable portion of the quarterly interest payment under the new Term Loan (which is due on the last day of each calendar quarter).    Additionally, $1.0 million was paid related to restructuring activities during 2013.

Accounts receivable days sales outstanding was 120 days for the second quarter of 2013 compared to 99 days for the second quarter of 2012.

Investing Cash Flows

Cash used in investing activities was $0.8 million in 2013, compared to cash used in investing activities of $3.3 million in 2012.  The decrease of $2.5 million is due to reduced purchases of fixed assets.

Financing Cash Flows

Cash used in financing activities was $15.8 million in 2013, compared to cash provided by financing activities of $0.7 million in 2012.  The decrease of $15.1 million is due to the debt refinancing.

Contractual Obligations

Total outstanding commitments as of June 30, 2013 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$18,298	$3,364	$5,119	$3,472	$6,343
Capital leases (including interest)	1,333	718	615	-	-
Acquisition obligations	3,646	2,698	948	-	-
Term loan (including interest)	341,552	17,883	35,136	34,525	254,008
Notes payable (including interest)	33	7	26	-	-
Total	$364,862	$24,670	$41,844	$37,997	$260,351

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for restricted cash of $0.8 million (primarily letters-of-credit related to our leased facilities) at June 30, 2013, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

Index
As of June 30, 2013, approximately $2.3 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the term loan entered into in the second quarter of 2013 (the proceeds of which were used to fund the repurchase and redemption of the Notes).  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets, however our ability to undertake such transactions may be limited by the Credit Agreement.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2013 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.

For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management's most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended June 30, 2013 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies" in our Annual Report on Form 10‑K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of June 30, 2013, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $16.8 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is vulnerable subject to changes in short-term interest rates.  At current investment levels, our net income (loss) would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

Index
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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30, 2013, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the quarterly period ended June 30, 2013, we enhanced the monitoring controls and process surrounding the issuance of stock options to ensure we maintain compliance with the limitations set forth in the 2005 Equity Incentive Plan.

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

 Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed discussion of these factors, and these factors have not changed materially from those included in the Form 10-K, other than those set forth below.

If our Operating and Financial Performance Does not Meet the Guidance that we Have Provided to the Public, our Stock Price may Decline.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our common stock may decline.

We have a Substantial Amount of Indebtedness, Which Could Impact our Ability to Obtain Future Financing or Pursue our Growth Strategy.

 We have substantial indebtedness.  As of June 30, 2013, our indebtedness consisted of the Term Loan of $255.0 million.  In addition, we may incur additional amounts under the Revolving Credit Facility of up to $20.0 million. Our high level of indebtedness could have important consequences and significant adverse effects on our business, including the following:

•	We must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	We must use a substantial portion of the proceeds of any asset sales to repay our indebtedness;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	We are exposed to fluctuations in the interest rate environment because the interest rates under the Credit Facilities are variable;

•	Our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, which may place us at a competitive disadvantage compared to our competitors that have less debt;

•	Our ability to pursue additional business opportunities may be limited; and

Index
•	Our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

The Credit Agreement contains, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our best interest.  The Credit Agreement, among other things, limits our ability to:

•	Incur additional indebtedness and issue preferred stock;

•	Create or incur liens;

•	Enter into certain sale-leaseback transactions;

•	Make certain investments or certain other restricted payments or make certain capital expenditures or acquisitions;

•	Merge or consolidate without meeting certain conditions;

•	Sell assets;

•	Pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	Enter into transactions with our affiliates;

•	Guarantee indebtedness;

•	Issue or sell stock of certain subsidiaries.

In addition, the Credit Agreement contains a financial covenant that initially requires a consolidated leverage ratio of 5.50 to 1.00, which consolidated leverage ratio decreases to 4.00 to 1.00 over a period of two years (with the ratio being total consolidated indebtedness to consolidated EBITDA).  Our failure to comply with these restrictive covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness and limit our ability to borrow under the Revolving Credit Facility, which would have a material adverse effect on our business, financial condition and results of operations.

Payments on our Indebtedness will Require a Significant Amount of Cash.  Our Ability to Meet our Cash Requirements and Service our Indebtedness is Impacted by Many Factors that are Outside of our Control.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the Credit Agreement primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to service our indebtedness, including the Credit Agreement, meet the financial covenants in the Credit Agreement or to fund other liquidity needs.  If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow more money.  We cannot be assured that we will be able to accomplish any of these alternatives on terms acceptable to us or at all.  See the section captioned "Liquidity and Capital Resources" in the Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated herein by reference.

Index
We may Incur Substantial Additional Indebtedness that Could Further Exacerbate the Risks Associated with our Indebtedness.

We may incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in the future, including additional secured indebtedness. If we incur additional indebtedness, the risks described above under "— We have a substantial amount of indebtedness, which could impact our ability to obtain future financing or pursue our growth strategy" and "— Payments on our indebtedness will require a significant amount of cash. Our ability to meet our cash requirements and service our indebtedness is impacted by many factors that are outside of our control" would intensify.

Our Failure to Comply with the Credit Agreement, Including as a Result of Events Beyond our Control, Could Result in an Event of Default.

If there were an event of default under any of the agreements relating to the Credit Agreement, including as a result of our failure to meet the financial covenant included in the Credit Agreement with respect to our consolidated leverage ratio, we may not be able to incur additional indebtedness under the Credit Agreement and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness.

An Increase in Interest Rates Would Increase the Cost of Servicing our Debt and Could Reduce our Profitability.

The Credit Agreement provides that borrowings under the Credit Agreement bear interest at a variable rate.  While we are able to mitigate the effects of interest rate changes pursuant to the Credit Agreement and through the use of hedging transactions, we believe that we will not completely eliminate the effect of interest rate changes. As a result, interest rate changes will not affect our obligation for any debt incurred under the Credit Agreement, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. An increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

Inadequate Liquidity Could Materially Adversely Affect our Business Operations in the Future.

We require substantial liquidity to make interest payments on our indebtedness and run our normal business operations. We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future, including the risks discussed under the heading "Risk Factors" in this report and in our Annual Report on Form 10-K. The occurrence of one or more of these events could weaken our liquidity position and materially adversely affect our business, for example by curtailing our ability to make important capital expenditures.

Our Performance Depends on our Ability to Attract and Retain Qualified Personnel.

We are dependent, in part, upon the services of our senior executives and other key business and technical personnel and competition for these type of highly skilled individuals is intense.  We may not be able to retain existing key employees or be able to attract and retain skilled personnel on acceptable terms.  We do not currently maintain key-man life insurance on our senior executives.  Over the past several months, we have made a number of changes to our senior executive management team, including at the position of chief executive officer.  It is important to our success that we find qualified replacements for these senior executives and that any new members of the senior executive management team quickly adapt and excel in their new senior management roles. If we are unable to fill any open positions with adequately qualified employees who are capable of quickly learning the responsibilities associated with their positions, or we fail to retain those employees, our business and financial results could be materially adversely affected.

Concerns About our Financial Stability Could Adversely Affect our Sales.

We rely on sales of software (including upgrades) and maintenance agreements for a significant portion of our revenue.  Many of the customers in our industry expect to utilize software and services over a period of years and require access to upgrades and maintenance services during that time period.  To the extent our customers have doubts about our financial stability and our ability to continue to operate as a going concern, those customers may seek alternative solutions from competitors who customers believe to be more financially stable.  If our customers shift their business to our competitors who appear to be more financially stable, our revenues and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In the six months ended June 30, 2013, we issued 40,225 shares of our common stock (including zero shares subscribed at June 30, 2013) as partial consideration for an insignificant acquisition.  These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)	Exhibits
See Exhibit Index

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

August 9, 2013	By:	/s/ JUSTIN C. DEARBORN
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

August 9, 2013	By:	/s/ STEVEN M. ORESKOVICH
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index
EXHIBIT INDEX

4.1
Fourth Supplemental Indenture, dated April 16, 2013 among Merge Healthcare Incorporated, the Guarantors (as defined herein) and The Bank of New York Mellon Trust Company, N.A., as Trustee and as Collateral Agent.(A)

10.1
Credit Agreement, dated as of April 23, 2013, among Merge Healthcare Incorporated, as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto from time to time, Jefferies Finance LLC, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and Bank of America, N.A., as Swingline Lender, Issuing Bank and Documentation Agent.(B)

10.2	Security Agreement, dated as of April 23, 2013, among Merge Healthcare Incorporated, the subsidiaries of Merge Healthcare Incorporated party thereto and Jefferies Finance LLC, as Collateral Agent.(B)

10.3	Letter Agreement, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French(C)

10.4	General Release, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French(C)

31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(A)	Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 16, 2013.
(B)	Incorporated by reference from the Registrant's Current Report on Form 8-K dated April 23, 2013.
(C)	Incorporated by reference from the Registrant's Current Report on Form 8-K dated May 14, 2013.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document