Form 10-Q
period 2013-09-30
MERGE HEALTHCARE INC
filed 2013-11-04
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001–33006

MERGE HEALTHCARE INCORPORATED
(Exact name of Registrant as specified in its charter)

Delaware	39–1600938
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

350 North Orleans Street, 1st Floor
Chicago, Illinois  60654
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

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of October 31, 2013: 94,088,889

Index

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

ASSETS	September 30, 2013	December 31, 2012
Current assets:
Cash and cash equivalents, including restricted cash of $753 at September 30, 2013 and $813 at December 31, 2012	$20,281	$35,875
Accounts receivable, net of reserves of $12,006 and $14,074 at September 30, 2013 and December 31, 2012, respectively	65,054	72,065
Inventory	5,556	5,979
Prepaid expenses	5,340	4,972
Deferred income taxes	3,898	3,135
Other current assets	19,017	21,621
Total current assets	119,146	143,647
Property and equipment:
Computer equipment	9,293	7,754
Office equipment	2,825	2,699
Leasehold improvements	1,887	1,287
	14,005	11,740
Less accumulated depreciation	8,707	6,776
Net property and equipment	5,298	4,964
Purchased and developed software, net of accumulated amortization of $17,385 and $13,884 at September 30, 2013 and December 31, 2012, respectively	15,486	19,007
Other intangible assets, net of accumulated amortization of $32,221 and $25,007 at September 30, 2013 and December 31, 2012, respectively	28,393	35,628
Goodwill	214,269	214,312
Deferred income taxes	3,568	7,041
Other assets	7,657	12,254
Total assets	$393,817	$436,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,089	$24,438
Current maturities of long-term debt	2,550	-
Interest payable	-	4,944
Accrued wages	5,657	5,881
Restructuring accrual	2,014	222
Other current liabilities	8,570	12,606
Deferred revenue	55,471	52,355
Total current liabilities	99,351	100,446
Long-term debt, less current maturities, net of unamortized discount	243,374	250,046
Deferred income taxes	3,321	3,046
Deferred revenue	627	894
Income taxes payable	1,149	1,040
Other liabilities	1,667	3,920
Total liabilities	349,489	359,392
Shareholders' equity:

Common stock, $0.01 par value: 150,000,000 shares authorized: 94,063,881 and 93,137,737 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	941	931
Common stock subscribed, 25,066 and 158,395 shares at September 30, 2013 and December 31, 2012, respectively	62	934
Additional paid-in capital	584,043	577,774
Accumulated deficit	(542,885)	(504,195)
Accumulated other comprehensive income	1,745	1,567
Total Merge shareholders' equity	43,906	77,011
Noncontrolling interest	422	450
Total shareholders' equity	44,328	77,461
Total liabilities and shareholders' equity	$393,817	$436,853

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales:
Software and other	$19,357	$21,232	$60,807	$69,251
Professional services	10,447	11,277	34,122	30,573
Maintenance and EDI	27,441	27,885	83,143	84,434
Total net sales	57,245	60,394	178,072	184,258
Cost of sales:
Software and other	11,702	9,006	33,107	29,003
Professional services	6,248	6,524	19,175	18,522
Maintenance and EDI	6,875	7,277	22,328	23,840
Depreciation and amortization	1,804	2,049	5,425	5,829
Total cost of sales	26,629	24,856	80,035	77,194
Gross margin	30,616	35,538	98,037	107,064
Operating costs and expenses:
Sales and marketing	8,526	10,808	28,982	32,473
Product research and development	8,017	8,266	24,988	24,251
General and administrative	9,654	7,783	25,567	23,822
Acquisition-related expenses	173	(762)	600	2,444
Restructuring and other expenses	2,054	830	3,856	830
Depreciation and amortization	2,652	2,651	7,899	8,183
Total operating costs and expenses	31,076	29,576	91,892	92,003
Operating income (loss)	(460)	5,962	6,145	15,061
Other income (expense):
Interest expense	(4,168)	(8,269)	(17,471)	(24,657)
Interest income	167	126	514	635
Other, net	(118)	39	(24,657)	803
Total other expense	(4,119)	(8,104)	(41,614)	(23,219)
Loss before income taxes	(4,579)	(2,142)	(35,469)	(8,158)
Income tax expense (benefit)	(478)	1,684	3,249	3,410
Net loss	(4,101)	(3,826)	(38,718)	(11,568)
Less: noncontrolling interest's share	4	(12)	(28)	(30)
Net loss attributable to common shareholders of Merge	$(4,105)	$(3,814)	$(38,690)	$(11,538)
Net loss per share attributable to common shareholders of Merge - basic	$(0.04)	$(0.04)	$(0.41)	$(0.13)
Weighted average number of common shares outstanding - basic	93,707,856	92,177,703	93,502,456	91,800,824
Net loss per share attributable to common shareholders of Merge - diluted	$(0.04)	$(0.04)	$(0.41)	$(0.13)
Weighted average number of common shares outstanding - diluted	93,707,856	92,177,703	93,502,456	91,800,824

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(4,101)	$(3,826)	$(38,718)	$(11,568)
Translation adjustment	(230)	(25)	(220)	36
Change in fair value of marketable security, net of taxes	444	(55)	398	67
Comprehensive loss	(3,887)	(3,906)	(38,540)	(11,465)
Less: noncontrolling interest's share	4	(12)	(28)	(30)
Comprehensive loss attributable to Merge	$(3,891)	$(3,894)	$(38,512)	$(11,435)

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except for share data)

	Common Stock						Accumulated
	Shares Subscribed	Subscribed Amount	Shares Issued	Issued Amount	Additional Paid–in Capital	Accumulated Deficit	Other Comprehensive Income	Total Merge Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2012	158,395	$934	93,137,737	$931	$577,774	$(504,195)	$1,567	$77,011	$450	$77,461
Stock issued for acquisitions	(122,292)	(850)	40,225	1	123	-	-	(726)	-	(726)
Stock issued for settlement	-	-	400,000	4	881	-	-	885	-	885
Stock issued under ESPP	(11,037)	(22)	83,419	1	217	-	-	196	-	196
Exercise of stock options	-	-	402,500	4	856	-	-	860	-	860
Share-based compensation expense	-	-	-	-	4,192	-	-	4,192	-	4,192
Net loss	-	-	-	-	-	(38,690)	-	(38,690)	(28)	(38,718)
Other comprehensive loss	-	-	-	-	-	-	178	178	-	178
Balance at September 30, 2013	25,066	$62	94,063,881	$941	$584,043	$(542,885)	$1,745	$43,906	$422	$44,328

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(38,718)	$(11,568)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,324	14,012
Share-based compensation	4,192	4,245
Change in contingent consideration for acquisitions	-	1,250
Amortization of term loan issuance costs & discount	1,243	2,010
Loss on extinguishment of debt	23,822	-
Realized and unrealized loss (gain) on equity investment	645	(982)
Provision for doubtful accounts receivable and allowances, net of recoveries	(2,068)	1,287
Deferred income taxes	2,985	2,700
Loss on acquisition settlement	1,345	-
Stock issued for lawsuit settlement	885	-
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,078	(193)
Inventory	423	263
Prepaid expenses	(1,263)	(4,507)
Accounts payable	774	(2,703)
Accrued wages	(223)	(1,031)
Restructuring accrual	1,792	(650)
Deferred revenue	2,849	(4,402)
Accrued interest and other liabilities	(10,022)	9,694
Other	(3,742)	(4,280)
Net cash provided by operating activities	7,321	5,145
Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(876)
Purchases of property, equipment, and leasehold improvements	(1,658)	(1,976)
Proceeds from sale of equity investment	1,785	-
Change in restricted cash	60	(38)
Net cash provided by (used in) investing activities	187	(2,890)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,056	924
Proceeds from debt issuance	252,450	-
Retirement of debt	(252,000)	-
Penalty for early extinguishment of debt	(16,863)	-
Principal payments on long-term debt	(6,646)	(35)
Principal payments on capital leases	(878)	(267)
Net cash provided by (used in) financing activities	(22,881)	622
Effect of exchange rates on cash and cash equivalents	(161)	24
Net increase (decrease) in cash and cash equivalents	(15,534)	2,901
Cash and cash equivalents (net of restricted cash), beginning of period (1)	35,062	38,566
Cash and cash equivalents (net of restricted cash), end of period (2)	$19,528	$41,467

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$20,951	$14,838
Cash paid for income taxes, net of refunds	412	224
Non-Cash Investing and Financing Activities
Value of common stock issued for acquisitions and returns for settlements	$(726)	$6,900
Assets purchased under capital lease obligations	187	-
Equity securities received in sales transactions	-	1,530

(1)	Net of restricted cash of $813 and $707 at December 31, 2012 and 2011, respectively.
(2)	Net of restricted cash of $753 and $745 at September 30, 2013 and 2012, respectively.

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three and nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for any future period.

Our unaudited condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates, judgments and assumptions are reasonable based on information available at the time they are made. Actual results could differ materially from those estimates.  Certain immaterial prior period amounts have been reclassified within the condensed consolidated statement of operations to conform to the current period presentation.

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to customers and other non-trade receivables, both of which are due within the next twelve months.  The balances are comprised of the following as of the period end indicated:

	Balance at September 30, 2013	Balance at December 31, 2012
Revenue recognized in excess of billings, net of reserves of $1,162 and $1,763, respectively	$18,389	$18,812
Equity investment	-	2,016
Other non-trade receivables	614	793
Taxes receivable	14	-
	$19,017	$21,621

During the third quarter, we sold the equity investment that was included in other current assets as of December 31, 2012.  See Note 4, Fair Value Measurements for additional discussion of this sale.

Index
Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, accrued taxes, leases payable and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of the period end indicated:

	Balance at September 30, 2013	Balance at December 31, 2012
Customer deposits	$2,915	$3,409
Acquisition obligation	2,602	2,815
Accrued taxes	463	998
Leases line facility	-	897
Leases payable	6	83
Other liabilities	2,584	4,404
	$8,570	$12,606

(3)	Goodwill and Other Intangible Assets

Goodwill

The change in the carrying amount of goodwill in the nine months ended September 30, 2013, is as follows:

	Total	Merge Healthcare	Merge DNA
Balance at December 31, 2012	$214,312	$194,115	$20,197
Change due to foreign currency	(43)	-	(43)
Balance at September 30, 2013	$214,269	$194,115	$20,154

 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of September 30, 2013 as follows:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	3.9	$31,046	$15,737
Capitalized software	1.2	1,824	1,647
Customer relationships	5.5	46,282	20,790
Backlog	1.3	9,680	9,310
Trade names	7.1	1,463	565
Non-competes	3.6	3,190	1,557
Total		$93,485	$49,606

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, is as follows:

For the remaining 3 months of the year ending:	2013	$3,395
For the year ending December 31:	2014	12,260
2015		9,746
2016		7,701
2017		5,519
2018		3,283
Thereafter		1,975
Total		$43,879

Index
Amortization expense in the periods indicated is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amortization included in cost of sales:
Purchased software	$1,131	$1,185	$3,388	$3,519
Capitalized software	38	54	113	157
Backlog	256	553	973	1,659
Total	1,425	1,792	4,474	5,335

Amortization included in operating expenses:
Customer relationships	1,971	1,873	5,777	5,560
Trade names	39	66	119	193
Non-competes	115	116	345	346
Total	2,125	2,055	6,241	6,099
Total amortization	$3,550	$3,847	$10,715	$11,434

(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non‑marketable securities, accounts payable, debt payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities were based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The fair value of our Term Loan, which replaced our Notes during the second quarter, was approximately 98.5% of par value as of September 30, 2013, based on quoted prices.  The fair value of our previous Notes was 107.88% of par value as of December 31, 2012.

Current Investment

During the third quarter, we sold an equity security investment for $1,785 that was classified as a Level 1 trading security within other current assets in our condensed consolidated balance sheets.  We recorded a realized gain of $135 within the Other, net line in our statement of operations for the three months ended September 30, 2013.  We recorded an unrealized loss of $366 within the Other, net line in our statement of operations for the nine months ended September 30, 2013.  We recorded an unrealized loss of $76 and an unrealized gain of $982 within the Other, net line in our statements of operations for the three and nine months ended September 30, 2012, respectively.  Previously, we estimated the fair value of this investment on a recurring basis based on the quoted market price of the security.

Non-Current Investments

At September 30, 2013, we held certain securities in private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investments in equity securities of private companies are classified as Level 3 investments and are reported at cost or equity.  Any loss due to impairment in value is recorded as a realized loss when such loss occurs.  We performed the evaluation of our Level 3 investments as of September 30, 2013, and recorded a realized loss of $12 and $100 for the three and nine months ended September 30, 2013, respectively, based on our proportionate share of the losses from the Level 3 investment that we account for under the equity method of accounting.

During the third quarter, we wrote off an investment in a publicly traded company as the company filed bankruptcy and trading of the stock was halted.  The investment in the publicly traded equity security, over which we do not exert significant influence, was classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses were reported within the accumulated other comprehensive income component of shareholders’ equity.  As a result of the bankruptcy filing, we recorded an unrealized loss of $10 within other comprehensive income for the three months ended September 30, 2013 and reclassified $454 from accumulated other comprehensive income into the Other, net line in our statements of operations for the three and nine months ended September 30, 2013, respectively.

Index
The following table sets forth the change in the fair value of our investments for the periods indicated:

	Level 1	Level 2	Level 3	Total

Balance at December 31, 2012	$56	$2,016	$553	$2,625
Unrealized gain (loss)	19	(441)	-	(422)
Realized gain (loss)	135	-	(100)	35
Level inputs transfer	1,575	(1,575)	-	-
Sale of investment	(1,785)	-	-	(1,785)
Balance at September 30, 2013	$-	$-	$453	$453

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	Three Months Ended September 30, 2013
	Cumulative Translation Adjustment	Unrealized Loss on Available- For-Sale Security, Net of Tax	Accumulated Other Comprehensive Income
Balance - beginning of period	$1,975	$(444)	$1,531
Other comprehensive income before reclassification	(230)	(10)	(240)
Amounts reclassified from accumulated other comprehensive income	-	454	454
Net current period other comprehensive income	(230)	444	214
Balance - end of period	$1,745	$-	$1,745

	Nine Months Ended September 30, 2013
	Cumulative Translation Adjustment	Unrealized Loss on Available- For-Sale Security, Net of Tax	Accumulated Other Comprehensive Income
Balance - beginning of period	$1,965	$(398)	$1,567
Other comprehensive income before reclassification	(220)	(56)	(276)
Amounts reclassified from accumulated other comprehensive income	-	454	454
Net current period other comprehensive income	(220)	398	178
Balance - end of period	$1,745	$-	$1,745

(5)	Restructuring

In the nine months ended September 30, 2013, we completed certain restructuring initiatives.  These initiatives included the end of life of a specific, non-core product in one of our solution sets, consolidations of operations surrounding three facilities and the reorganization of our leadership team and sales organization.  As a result, we incurred $3,856 of employee termination and contract exit costs that were recorded in restructuring and other expenses in our statement of operations.

Index
The following table sets forth the activity in the nine months ended September 30, 2013, related to restructuring activities undertaken in prior periods:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2012	$219	$3	$222
Charges to expense	1,943	1,913	3,856
Payments	(1,457)	(607)	(2,064)
Balance at September 30, 2013	$705	$1,309	$2,014

See Note 13, Segment Information for restructuring and other expenses by segment.

(6)	Debt

On April 23, 2013, we issued a new senior secured credit facility consisting of a six-year term loan (the Term Loan) of $255,000 issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000.  As of September 30, 2013, nothing was outstanding under the Revolving Credit Facility.  The Term Loan replaces $252,000 of Senior Secured Notes that bore interest at 11.75% (Notes).

The Term Loan and Revolving Credit Facility were established pursuant to a Credit Agreement (the Credit Agreement) which contains certain financial covenants, the most notable a debt-to-adjusted-EBITDA ratio.  The trailing twelve month debt-to-adjusted EBITDA ratio as of September 30, 2013 was 5.1:1, which is within compliance of the maximum allowable ratio of 5.5:1 for the current period under the Credit Agreement.  It also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments, capital expenditures and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws. As of September 30, 2013, we were in compliance with all applicable covenants.

The Credit Agreement provides that borrowings will bear interest at a variable rate which can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% or a base rate floor of 2.25%, as applicable. The applicable spread for borrowings under the Credit Agreement is 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans.  Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period, through December 31, 2013, borrowings under the Credit Agreement will bear interest at an interest rate of 6.00% per annum.  If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2.00% per annum during the continuance of such event of default.  As required by the terms of the Credit Agreement, we entered into a two-year, interest rate cap at 3.00% for 50% of the total amount of Term Loan principal outstanding on October 21, 2013 at a cost of $65.

During 2013, we capitalized $4,588 of debt issuance costs in other assets in our consolidated balance sheet.  In the three months ended September 30, 2013, we made a required principal payment of $638 against the Term Loan as well as an additional voluntary payment of $6,000.

In the three months ended September 30, 2013 and 2012, we recorded $4,149 and $8,094, respectively, of interest expense related to the Term Loan and Notes, including $124 and $520, respectively, of amortization of debt issuance costs and $70 and $171, respectively, of amortization of net debt discount.  In the nine months ended September 30, 2013 and 2012, we recorded $17,303 and $24,217,  respectively, of interest expense related to the Term Loan and Notes, including $901 and $1,512, respectively, of amortization of debt issuance costs and $342 and $498, respectively, of amortization of net debt discount.  In the nine months ended September 30, 2013 we also recorded a charge for $5,235 of unamortized debt issuance costs, $1,724 of unamortized net debt discount and $16,863 of early retirement costs associated with the extinguishment of the Notes in other expense in our consolidated statement of operations.

Index
(7)	Shareholders’ Equity

In the nine months ended September 30, 2013 and 2012, we issued 40,225 and 1,410,491 shares, respectively, of our common stock (including zero and 53,574 shares subscribed at December 31, 2012 and 2011, respectively) valued at $124 and $5,561 as consideration for insignificant acquisitions.  The value of the shares issued was based on the closing price of our common stock on the date of issuance.

In the three months ended September 30, 2013, we also released from escrow 297,973 shares of our common stock as consideration for an insignificant acquisition as part of a settlement entered into with the seller.  These shares were issued in 2011 at the time of acquisition and were already included in outstanding shares.  Additionally, we cancelled 122,292 shares that were previously included in subscribed common stock.  As a result of the settlement, we recorded a charge of $1,345 within general and administrative expense.

In the three months ended September 30, 2013, we also issued 400,000 shares of our common stock valued at $885 as consideration in the settlement of a lawsuit that existed at the time of an insignificant acquisition.  The value of the shares issued was based on the closing price of our common stock on the date of issuance, discounted for a trading restriction, and was recorded within general and administrative expense.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Share-based compensation expense included in the statements of operations:
Software and other cost of sales	$4	$-	$4	$-
Professional services cost of sales	17	21	65	63
Maintenance and EDI cost of sales	7	3	24	11
Sales and marketing	313	402	1,211	1,334
Product research and development	103	130	351	327
General and administrative	253	871	2,343	2,510
Restructuring and other expenses	194	-	194	-
Total	$891	$1,427	$4,192	$4,245

The expense recorded within the restructuring line relates to the acceleration of certain stock options held by our former CEO.

Stock option activity in the nine months ended September 30, 2013 is set forth in the following table:

Number of Options
Options outstanding, December 31, 2012	12,172,452
Options granted	1,120,000
Options exercised	(402,500)
Options forfeited and expired	(2,955,412)
Options outstanding, September 30, 2013	9,934,540

Options exercisable, September 30, 2013	6,752,665

As of September 30, 2013, there was approximately $6,943 of unrecognized compensation cost related to stock options that may be recognized in future periods.

Index
(9)	Commitments and Contingencies

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  On September 18, 2012, the Appellate Court issued its decision reversing the trial court and determined that Mortimore must arbitrate his disputes with Merge.  On June 18, 2013, Merge and Mortimore participated in a hearing before the arbitrator.  On July 17, 2013, the arbitrator rendered a reasoned award in which he concluded that Merge and Mortimore did not enter into an oral contract.  As a result, the merits of Mortimore's claims and Merge's counterclaims will proceed to arbitration.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss. Discovery in this case is on-going.

In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, plaintiffs’ counsel filed an application for approximately $5,000 of attorneys’ fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court’s attorneys’ fee award decision, AMICAS’s insurer denied policy coverage for approximately $2,500 of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer’s denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court’s fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  In late February 2013, the insurer settled the Massachusetts court case by agreeing to pay $2,990 to plaintiffs’ counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  As a result of the Massachusetts settlement, we recognized a gain of $2,500 within general and administrative expense in our statement of operations with respect to these matters in the first quarter of 2013 based on the February 27, 2013 Massachusetts appellate court dismissal date.  On July 16, 2013, the Seventh Circuit Court of Appeals affirmed the Federal District court’s decision in all respects and entered Final Judgment.

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

In September 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).  HIT alleges that certain features of products within our Image Interoperability Platform that collectively are expected to represent less than 5% of our net sales during 2013 infringe three of HIT’s patents related to internet-based image viewing.  The complaint seeks equitable relief and damages for patent infringement.  We have retained litigation counsel and are vigorously defending this action.  On July 16, 2013, the court held a hearing on a Motion for a Preliminary Injunction filed by HIT.    On August 14, 2013, the court issued an Order in favor of Merge Healthcare by denying HIT’s Motion for Preliminary Injunction. The case is scheduled for trial in July 2014. Discovery is on-going.  We believe it is reasonably possible that we may incur a loss with respect to this matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

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

Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of September 30, 2013, approximately 28% of our outstanding common stock.  Michael W. Ferro, Jr.and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Holdings. On August 26, 2013, Mr. Ferro resigned as Chairman of the Board and as a director of Merge.  Mr. Ferro’s resignation was not due to any disagreement between Mr. Ferro and Merge on any matter.  Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Effective January 1, 2009, we entered into a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, which was subsequently amended in 2010. Services provided by Merrick RIS, LLC under the consulting agreement include financial analysis and strategic planning. In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge. Further, the second amendment modifies the success payment in the event of a sale of Merge, by including a payment of two percent (2%) of the total consideration received if the total consideration is greater than $1 billion as well as a one percent (1%) success fee if the total consideration received is less than $1 billion. We paid $177 and $167 to Merrick for such services and recognized $150 and $200 in acquisition related and general and administrative expenses in the three months ended September 30, 2013 and 2012, respectively.  We paid $327 and $876 to Merrick for such services and recognized $477 and $794 in acquisition related and general and administrative expenses in the nine months ended September 30, 2013 and 2012, respectively.  As of September 30, 2013 and 2012, we had $150 and $50, respectively, recorded in accounts payable covering obligations under this agreement.

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

Merrick Ventures owns 39% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s Chairperson and Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development.  Revenue of $14 and $155 was recognized under this Agreement in the nine months ended September 30, 2013 and 2012, respectively.  In addition, the agreement granted higi certain branding rights related to our health station business and requires higi to pay to us a fixed annual fee of one hundred dollars per station for each station that is branded with higi’s trademark and that includes higi’s user interface.  On March 28, 2012, we entered into an agreement to sell higi health stations and related equipment for $2,750.  Revenue of zero and $2,750 was recognized related to this Agreement in the three and nine months ended September 30, 2012.

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

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  Items discrete to a specific quarter are reflected in tax expense for that period.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.  Further limitations may apply to deferred tax assets if certain ownership changes occur.  There was no material change in unrecognized tax benefits in the nine months ended September 30, 2013.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

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

In the three months ended September 30, 2013 and 2012, options to purchase 3,412,352 and 4,992,671 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock during such respective periods, and, therefore, are not considered in the above calculations of diluted net loss per share.  In the nine months ended September 30, 2013 and 2012, options to purchase 4,902,352 and 4,632,431 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock during such respective periods, and, therefore, are not considered in the above calculations of diluted net loss per share.

As a result of the losses in the three months ended September 30, 2013 and 2012, incremental shares from the assumed exercise of employee stock options totaling 6,522,188 and 7,418,750 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. As a result of the losses in the nine months ended September 30, 2013 and 2012, incremental shares from the assumed exercise of employee stock options totaling 5,032,188 and 7,778,990 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

(13)	Segment Information

We have two operating groups which constitute reportable operating segments.  Merge Healthcare, which represents about 82% of our total revenues for the nine months ended September 30, 2013, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics), representing 18% of our total revenues for the nine months ended September 30, 2013, focuses on the emergence of consumerism in healthcare, including health stations, clinical trials software and other consumer-focused solutions.

We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

Index
The following tables present operating group financial information for the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$11,291	$8,066	$19,357	$43,243	$17,564	$60,807
Professional Services	6,335	4,112	10,447	21,580	12,542	34,122
Maintenance and EDI	26,872	569	27,441	81,523	1,620	83,143
Total net sales	$44,498	$12,747	$57,245	$146,346	$31,726	$178,072
Expenses	42,995	9,847	52,842	131,798	28,085	159,883
Segment income (loss)	$1,503	$2,900	4,403	$14,548	$3,641	18,189

Net corporate/other expenses (1)			8,982			53,658
Loss before income taxes			$(4,579)			$(35,469)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$17,854	$3,378	$21,232	$56,911	$12,340	$69,251
Professional Services	7,808	3,469	11,277	20,873	9,700	30,573
Maintenance and EDI	27,158	727	27,885	82,694	1,740	84,434
Total net sales	$52,820	$7,574	$60,394	$160,478	$23,780	$184,258
Expenses	43,447	8,746	52,193	131,675	25,643	157,318
Segment income (loss)	$9,373	$(1,172)	8,201	$28,803	$(1,863)	26,940

Net corporate/other expenses (1)			10,343			35,098
Loss before income taxes			$(2,142)			$(8,158)

(1) Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended September 30, 2013	$3,395	$1,051	$10	$4,456
Nine Months Ended September 30, 2013	10,137	3,146	41	13,324

Restructuring and Other One Time Charges
Three Months Ended September 30, 2013	1,366	123	565	2,054
Nine Months Ended September 30, 2013	2,886	405	565	3,856

Assets as of September 30, 2013	$417,399	$40,221	$(63,803)	$393,817

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization
Three Months Ended September 30, 2012	$3,621	$1,063	$16	$4,700
Nine Months Ended September 30, 2012	11,128	2,841	43	14,012

Restructuring and Other One Time Charges
Three Months Ended September 30, 2012	333	497	-	830
Nine Months Ended September 30, 2012	333	497	-	830

Assets as of December 31, 2012	$412,841	$33,207	$(9,195)	$436,853

Index
(14)	Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02), which is included in ASC Topic 220 (Comprehensive Income). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has implemented this amendment and has included the required disclosure in the Notes to Condensed Consolidated Financial Statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which is included in ASC Topic 740 (Income Taxes). ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013. We are currently evaluating the impact of the new guidance on our financial statements.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “intends,” “anticipates,” “expects” and similar expressions to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2012 and in Item 1A of Part II of our Quarterly Report on Form 10-K for the quarter ended June 30, 2013.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2012.

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
We have two operating groups which constitute reportable operating segments.  Merge Healthcare, which represents about 82% of our 2013 total revenues, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics), representing 18% of our revenues, focuses on the emergence of consumerism in healthcare, including health stations, clinical trials software and other consumer-focused solutions.

Merge Healthcare primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  The majority of total revenue continues to be generated through perpetual license agreements with our customers.  Merge DNA derives the vast majority of its revenue from software, professional services and hosting through subscription arrangements. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was $22.3 million and $31.1 million as of September 30, 2013 and 2012, respectively.  Subscription-based pricing arrangements include contract elements that are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements are contracts structured with monthly payments (including leases), clinical trials or renewable annual software contracts (with very high renewal rates).  As of September 30, 2013 subscription revenue backlog was $69.5 million, compared to $40.3 million at September 30, 2012.  This significant increase is the result of our strategic plan to continue to move to a subscription model.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

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

We believe that certain macro events that occurred earlier in 2013 continue to impact our operating results (together with those of others in our industry), primarily:
•
We believe that among larger hospitals and health systems, infrastructure spending was adversely affected by lower patient volume that started to appear in the first quarter and that carried through to the third quarter.  Accordingly, we believe that some of our largest clients and prospects decided to decelerate their infrastructure spending processes by pushing decisions into the future.

•	The March 1, 2013 budget sequester included $11 billion in Medicare cuts, or 2%, that were applied across all of healthcare.
•
We believe that many large organizations changed focus to the upcoming transition from ICD-9 to ICD-10 as an industry-wide belief that the deadlines for converting to ICD-10 would be extended was dispelled when it was announced on June 17, 2013 that the deadline for conversion would remain Oct. 1, 2014.  This caused many clients and prospects to temporarily delay decisions on any projects not directly related to their transition to ICD-10.

While we continue to see an increase in the overall average selling price of our primary offerings in 2013, these events have continued to result in delays in the timing of larger deals as well as a change in the construct of the agreements that leads to revenue being recognized over an extended period of time.  To ensure we maintain a continued, disciplined approach of cost alignment to sales expectations, we reorganized our leadership team and sales organization to focus on the imaging & interoperability, cardiology and clinical trials markets in the third quarter.  We incurred a restructuring charge of $1.2 million and anticipate a minimum of $5 million of annualized savings from these actions, primarily in sales & marketing expenses, as we had previously built up the team in anticipation of better market conditions.  Since we believe that strong market opportunities still exist over the long-term for our products and the solutions we have innovated, these actions do not impact our product research and development costs as we have decided to continue to enhance and further our market-leading solutions as validated by sources such as KLAS, and other independent sources.  These most recently include a Product Leadership Award from Frost & Sullivan for iConnect® Enterprise Clinical Platform and, for the second straight year, the global leader in VNA according to IHS.

Index
Business Segments
The following tables provide operating group information for our two reportable operating segments, Merge Healthcare and Merge DNA, for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentage

Merge Healthcare Segment	Three Months Ended September 30		Change			Nine Months Ended September 30		Change
	2013	2012	$	%		2013	2012	$	%
Net sales:
Software and other	$11,291	$17,854	$(6,563)	-36.8%		$43,243	$56,911	(13,668)	-24.0%
Professional Services	6,335	7,808	(1,473)	-18.9%		21,580	20,873	707	3.4%
Maintenance and EDI	26,872	27,158	(286)	-1.1%		81,523	82,694	(1,171)	-1.4%
Total net sales	44,498	52,820	(8,322)	-15.8%		146,346	160,478	(14,132)	-8.8%
Expenses	42,995	43,447	(452)	-1.0%		131,798	131,675	123	0.1%
Segment income	$1,503	$9,373	$(7,870)	-84.0%		$14,548	$28,803	$(14,255)	-49.5%

Merge DNA Segment	Three Months Ended September 30		Change			Nine Months Ended September 30		Change
	2013	2012	$	%		2013	2012	$	%
Net sales:
Software and other	$8,066	$3,378	$4,688	138.8%		$17,564	$12,340	$5,224	42.3%
Professional Services	4,112	3,469	643	18.5%		12,542	9,700	2,842	29.3%
Maintenance and EDI	569	727	(158)	-21.7%		1,620	1,740	(120)	-6.9%
Total net sales	12,747	7,574	5,173	68.3%		31,726	23,780	7,946	33.4%
Expenses	9,847	8,746	1,101	12.6%		28,085	25,643	2,442	9.5%
Segment income (loss)	$2,900	$(1,172)	$4,072	NM	(1)	$3,641	$(1,863)	$5,504	NM	(1)

					(1) NM = Not meaningful

These results exclude costs such as public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

Index
The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated and non-recurring and subscription backlog as of September 30, 2013 and 2012, respectively (all amounts are in thousands, except percentages):

	Three Months Ended September 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$26,872	60.4%	$569	4.5%	$27,441	48.0%
Subscription	1,524	3.4%	7,996	62.7%	9,520	16.6%
Non-recurring	16,102	36.2%	4,182	32.8%	20,284	35.4%
Total	$44,498	100.0%	$12,747	100.0%	$57,245	100.0%

	Three Months Ended September 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$27,158	51.4%	$727	9.6%	$27,885	46.2%
Subscription	2,329	4.4%	6,847	90.4%	9,176	15.2%
Non-recurring	23,333	44.2%	-	0.0%	23,333	38.6%
Total	$52,820	100.0%	$7,574	100.0%	$60,394	100.0%

	Nine Months Ended September 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$81,523	55.7%	$1,620	5.1%	$83,143	46.7%
Subscription	4,792	3.3%	23,746	74.9%	28,538	16.0%
Non-recurring	60,031	41.0%	6,360	20.0%	66,391	37.3%
Total	$146,346	100.0%	$31,726	100.0%	$178,072	100.0%

	Nine Months Ended September 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$82,694	51.5%	$1,740	7.3%	$84,434	45.8%
Subscription	10,053	6.3%	19,290	81.1%	29,343	15.9%
Non-recurring	67,731	42.2%	2,750	11.6%	70,481	38.3%
Total	$160,478	100.0%	$23,780	100.0%	$184,258	100.0%

	Backlog as of September 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$13,162	37.1%	$56,370	100.0%	$69,532	75.7%
Non-recurring	22,347	62.9%	-	0.0%	22,347	24.3%
Total	$35,509	100.0%	$56,370	100.0%	$91,879	100.0%

	Backlog as of September 30, 2012
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$10,860	25.9%	$29,453	100.0%	$40,313	56.5%
Non-recurring	31,078	74.1%	-	0.0%	31,078	43.5%
Total	$41,938	100.0%	$29,453	100.0%	$71,391	100.0%

Index
Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended September 30,						Change
	2013	%	(1)	2012	%	(1)	$	%

Net sales:
Software and other	$19,357	33.8%		$21,232	35.2%		$(1,875)	-8.8%
Professional services	10,447	18.3%		11,277	18.7%		(830)	-7.4%
Maintenance and EDI	27,441	47.9%		27,885	46.1%		(444)	-1.6%
Total net sales	57,245	100.0%		60,394	100.0%		(3,149)	-5.2%
Cost of sales:
Software and other	11,702	60.5%		9,006	42.4%		2,696	29.9%
Professional services	6,248	59.8%		6,524	57.9%		(276)	-4.2%
Maintenance and EDI	6,875	25.1%		7,277	26.1%		(402)	-5.5%
Depreciation and amortization	1,804	3.2%		2,049	3.4%		(245)	-12.0%
Total cost of sales	26,629	46.5%		24,856	41.2%		1,773	7.1%
Total gross margin	30,616	53.5%		35,538	58.8%		(4,922)	-13.8%

Gross margin by net sales category (2)
Software and other	7,655	39.5%		12,226	57.6%		(4,571)	-37.4%
Professional services	4,199	40.2%		4,753	42.1%		(554)	-11.7%
Maintenance and EDI	20,566	74.9%		20,608	73.9%		(42)	-0.2%

Operating expenses:
Sales and marketing	8,526	14.9%		10,808	17.9%		(2,282)	-21.1%
Product research and development	8,017	14.0%		8,266	13.7%		(249)	-3.0%
General and administrative	9,654	16.9%		7,783	12.9%		1,871	24.0%
Acquisition-related expenses	173	0.3%		(762)	-1.3%		935	-122.7%
Restructuring and other expenses	2,054	3.6%		830	1.4%		1,224	147.5%
Depreciation and amortization	2,652	4.6%		2,651	4.4%		1	0.0%
Total operating costs and expenses	31,076	54.3%		29,576	49.0%		1,500	5.1%
Operating income	(460)	-0.8%		5,962	9.9%		(6,422)	-107.7%
Other income (expense), net	(4,119)	-7.2%		(8,104)	-13.4%		3,985	-49.2%
Loss before income taxes	(4,579)	-8.0%		(2,142)	-3.5%		(2,437)	113.8%
Income tax expense (benefit)	(478)	-0.8%		1,684	2.8%		(2,162)	-128.4%
Net loss	$(4,101)	-7.2%		$(3,826)	-6.3%		$(275)	7.2%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2013 were $19.4 million, a decrease of $1.9 million, or 8.8%, from $21.2 million in 2012.  Software and other sales decreased primarily due to a $6.6 million decrease in our Healthcare operating group, driven by the continued delay in customer buying in the quarter.  This decrease was offset by the sale of kiosks for $4.1 million during the quarter in our DNA operating group.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index
Professional Services Sales.  Total professional services sales in 2013 were $10.4 million, a decrease of $0.9 million, or 7.4%, from $11.3 million in 2012.  Sales decreased by $1.5 million in the Healthcare segment due to delayed customer purchasing that first impacted the business in the second quarter. Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2013 were $27.4 million, a decrease of $0.5 million, or 1.6%, from $27.9 million in 2012.

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $7.7 million in 2013, a decrease of $4.5 million, or 37.4%, from $12.2 million in 2012.  Gross margin as a percentage of software and other sales decreased to 39.5% in 2013 from 57.6% in 2012, primarily due to the decrease in software revenue, which is at much greater margins than hardware.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $4.2 million in 2013, a decrease of $0.6 million, or 11.7%, from $4.8 million in 2012.  Gross margin as a percentage of professional service sales decreased to 40.2% in 2013 from 42.1% in 2012.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $20.6 million in 2013, consistent with gross margin in 2012.  Gross margin as a percentage of maintenance and EDI sales increased to 74.9% in 2013 from 73.9% in 2012 as we continued to focus on controlling third party costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 12.0%, to $1.8 million in 2013 from $2.0 million in 2012 mainly due to assets that became fully depreciated.

Sales and Marketing
Sales and marketing expense decreased $2.3 million, or 21.1%, to $8.5 million in 2013 from $10.8 million in 2012 primarily from the restructuring activity undertaken in the third quarter of 2013. As a percentage of net sales, sales and marketing expense decreased by 3.0% to 14.9% in 2013.
Product Research and Development

Product research and development expense decreased $0.3 million, or 3.0%, to $8.0 million in 2013 from $8.3 million in 2012. As a percentage of net sales, product research and development expense increased by 0.3% to 14.0% in 2013.

General and Administrative

General and administrative expense increased $1.9 million, or 24.0%, to $9.7 million in 2013 from $7.8 million in 2012 primarily due to non-cash charges of $1.3 million as a result of the settlement surrounding an insignificant acquisition and $0.9 million associated with stock consideration provided for the settlement of a lawsuit that existed at the time of an insignificant acquisition.  As a percentage of net sales, general and administrative expenses increased by 4.0% to 16.9%.

Restructuring and Other Expenses

Restructuring and other expenses increased $1.3 million, or 147.5%, to $2.1 million in 2013 from $0.8 million in 2012.  The 2013 expense of $2.0 million was due to our restructuring and reorganization of our leadership team and sales organization.

Depreciation and Amortization

Depreciation and amortization expense of $2.7 million in 2013 is consistent with 2012.

Other Expense, Net

Other expense decreased $4.0 million, to $4.1 million in 2013 from $8.1 million in 2012 primarily due to a decrease in interest expense related to our debt refinancing in 2013.

Index
Income Tax Expense (Benefit)

In 2013, we recorded an  income tax benefit of $0.5 million, compared to expense of $1.7 million recorded in 2012.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Nine Months Ended September 30,						Change
	2013	%	(1)	2012	%	(1)	$	%

Net sales:
Software and other	$60,807	34.1%		$69,251	37.6%		$(8,444)	-12.2%
Professional services	34,122	19.2%		30,573	16.6%		3,549	11.6%
Maintenance and EDI	83,143	46.7%		84,434	45.8%		(1,291)	-1.5%
Total net sales	178,072	100.0%		184,258	100.0%		(6,186)	-3.4%
Cost of sales:
Software and other	33,107	54.4%		29,003	41.9%		4,104	14.2%
Professional services	19,175	56.2%		18,522	60.6%		653	3.5%
Maintenance and EDI	22,328	26.9%		23,840	28.2%		(1,512)	-6.3%
Depreciation and amortization	5,425	3.0%		5,829	3.2%		(404)	-6.9%
Total cost of sales	80,035	44.9%		77,194	41.9%		2,841	3.7%
Total gross margin	98,037	55.1%		107,064	58.1%		(9,027)	-8.4%

Gross margin by net sales category (2)
Software and other	27,700	45.6%		40,248	58.1%		(12,548)	-31.2%
Professional services	14,947	43.8%		12,051	39.4%		2,896	24.0%
Maintenance and EDI	60,815	73.1%		60,594	71.8%		221	0.4%

Operating expenses:
Sales and marketing	28,982	16.3%		32,473	17.6%		(3,491)	-10.8%
Product research and development	24,988	14.0%		24,251	13.2%		737	3.0%
Gneral and administrative	25,567	14.4%		23,822	12.9%		1,745	7.3%
Acquisition-related expenses	600	0.3%		2,444	1.3%		(1,844)	-75.5%
Restructuring and other expenses	3,856	2.2%		830	0.5%		3,026	364.6%
Depreciation and amortization	7,899	4.4%		8,183	4.4%		(284)	-3.5%
Total operating costs and expenses	91,892	51.6%		92,003	49.9%		(111)	-0.1%
Operating income	6,145	3.5%		15,061	8.2%		(8,916)	-59.2%
Other income (expense), net	(41,614)	-23.4%		(23,219)	-12.6%		(18,395)	79.2%
Loss before income taxes	(35,469)	-19.9%		(8,158)	-4.4%		(27,311)	334.8%
Income tax expense (benefit)	3,249	1.8%		3,410	1.9%		(161)	-4.7%
Net loss	$(38,718)	-21.7%		$(11,568)	-6.3%		$(27,150)	234.7%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Index
Net Sales

Software and Other Sales.  Total software and other sales in 2013 were $60.8 million, a decrease of $8.5 million, or 12.2%, from $69.3 million in 2012.  Software and other sales decreased by $13.7 million in our Healthcare operating group, primarily due to the customer buying delays we experienced starting in the second quarter of 2013.  This decrease was offset by an increase of $5.2 million in our DNA segment largely related to the sale of kiosks.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2013 were $34.1 million, an increase of $3.5 million, or 11.6%, from $30.6 million in 2012.  Sales increased $2.8 million in our DNA segment primarily due to increased clinical trials bookings and increased $0.7 million in our Healthcare segment due to a greater number of installation projects in 2013 compared to 2012.  Revenue recognized from professional services sales generally lags software and other sales by one or two quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2013 were $83.1 million, a decrease of $1.3 million, or 1.5%, from $84.4 million in 2012, primarily due to a decrease in software maintenance support sales as we continue to exit unprofitable product lines (see restructuring and other expenses discussion).

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $27.7 million in 2013, a decrease of $12.5 million, or 31.2%, from $40.2 million in 2012.  Gross margin as a percentage of software and other sales decreased to 45.6% in 2013 from 58.1% in 2012, primarily due to a decrease in software sales, which are at much greater margins than hardware.  Hardware sales were 47.9% of software and other sales in 2013 compared to 39.5% in 2012.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $14.9 million in 2013, an increase of $2.8 million, or 24.0%, from $12.1 million in 2012.  Gross margin as a percentage of professional service sales increased to 43.8% in 2013 from 39.4% in 2012, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $60.8 million in 2013, an increase of $0.2 million, or 0.4%, from $60.6 million in 2012.  Gross margin as a percentage of maintenance and EDI sales increased to 73.1% in 2013, compared to 71.8%  in 2012 as we focus on controlling third party costs.

Depreciation and Amortization

Depreciation and amortization expense decreased 6.9%, to $5.4 million in 2013 from $5.8 million in 2012.

Sales and Marketing

Sales and marketing expense decreased $3.5 million, or 10.8%, to $29.0 million in 2013 from $32.5 million in 2012. As a percentage of net sales, sales and marketing expense decreased by 1.3% to 16.3% primarily due to the restructuring activity undertaken in the third quarter of 2013.

Product Research and Development

Product research and development expense increased $0.7 million, or 3.0%, to $25.0 million in 2013 from $24.3 million in 2012, primarily due to an increase in costs primarily associated with new product solutions.  As a percentage of net sales, product research and development increased by 0.8% to 14.0% in 2013 as we continue to invest in both new product innovation and enhancement of our existing solutions.

General and Administrative

General and administrative expense increased $1.8 million, or 7.3% to $25.6 million in 2013 from $23.8 million in 2012.  Offsetting factors resulting in this change include a favorable settlement of $2.5 million in 2013 (for which significant legal costs were incurred in prior periods) and the negative impacts from $1.5 million of additional bad debt expense, a $1.3 million non-cash charge as a result of the settlement surrounding an insignificant acquisition and a $0.9 million non-cash charge associated with stock consideration provided for the settlement of a lawsuit that existed at the time of an insignificant acquisition.

Index
Restructuring and Other Expenses

Restructuring and other expenses increased $3.1 million to $3.9 million in 2013 compared to $0.8 million in 2012.  The 2013 expense is due to our restructuring initiatives in order to increase our operational focus on profit generating assets and activities.  The initiatives included centralization of operational activities, the communication of the end of life of certain non-core products, and the reorganization of our leadership team and sales organization.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.3 million, or 3.5%, to $7.9 million in 2013 from $8.2 million in 2012 due to assets that became fully depreciated.

Other Expense, Net

Other expense increased $18.4 million, to $41.6 million in 2013 from $23.2 million in 2012 primarily due to debt refinancing activities.  In 2013 and 2012, we recorded $17.3 million and $24.2 million, respectively, of interest expense related to the Term Loan and Notes, including $0.9 million and $1.5 million, respectively, of amortization of debt issuance costs.  We also recorded in 2013 charges in other expense of $5.2 million of unamortized debt issuance costs, $1.7 million of unamortized net debt discount and $16.9 million of early retirement costs associated with the extinguishment of the Notes.

Income Tax Expense (Benefit)

In 2013, we recorded income tax expense of $3.2 million, compared to $3.4 million recorded in 2012.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $20.3 million at September 30, 2013, a decrease of approximately $15.6 million, or 43.5%, from our balance of $35.9 million at December 31, 2012.  In addition, our working capital was $19.8 million at September 30, 2013, a decrease of $23.4 million from our working capital of $43.2 million at December 31, 2012.  The decrease in cash results from us utilizing $20.3 million of cash on hand to complete the refinancing of our debt (excluding interest) during the second quarter.  In connection with the Credit Agreement, we entered into a five-year revolving credit facility of up to $20.0 million, which we may use for working capital and for general corporate purposes, but have not yet drawn upon.

The net change in cash and cash equivalents (including restricted cash) is attributed to the following factors:

	Nine Months Ended September 30,
	2013	2012
	(unaudited)
	(amounts in millions)
Cash received from (paid for):
Issuance of debt, net of OID of $2.5	$252.5	$-
Debt principal reduction	(6.6)	$-
Debt issuance costs	(4.8)	-
Retirement of debt, including prepayment penalty of $16.9	(268.9)	-
Interest paid	(21.0)	(14.8)
Acquisitions	-	(0.9)
Restructuring initiatives	(2.0)	(1.2)
Acquisition related costs	(0.8)	(0.8)
Sale of investment	1.8	-
Proceeds from stock option exercises	0.9	0.7
Property and equipment purchases	(1.7)	(2.0)
Business operations	35.0	21.9
Increase (decrease) in cash	$(15.6)	$2.9

Index
Operating Cash Flows

Cash generated by operating activities was $7.3 million in 2013, compared to cash generated by operating activities of $5.3 million in 2012.  The net loss in 2013 of $38.7 million includes non-cash expenses of $46.4 million. Of the cash used by operating activities in 2013, $17.0 million related to interest payments due on our extinguished Notes for the majority of the semi-annual period as well as the applicable portion of the quarterly interest payment under the new Term Loan (which is due on the last day of each calendar quarter).    Additionally, $2.0 million was paid related to restructuring activities during 2013 with $2.0 million remaining to be paid in future periods.

Accounts receivable days sales outstanding was 104 days for the third quarter of 2013 compared to 106 days for the third quarter of 2012.

Investing Cash Flows

Cash generated by investing activities was $0.2 million in 2013, compared to cash used in investing activities of $2.9 million in 2012.  The change of $3.1 million is primarily due to the sale of an equity investment for $1.8 million.

Financing Cash Flows

Cash used in financing activities was $22.9 million in 2013, compared to cash generated by financing activities of $0.6 million in 2012.  The change of $23.5 million is primarily due to the debt refinancing.  Additionally, a required minimum Term Loan principal payment of $0.6 million and a voluntary principal payment of $6.0 million were made during the third quarter.

Contractual Obligations

Total outstanding commitments as of September 30, 2013 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$11,853	$1,997	$3,271	$2,742	$3,843
Capital leases (including interest)	1,154	718	436	-	-
Acquisition obligations	2,943	2,602	341	-	-
Term loan (including interest)	331,065	17,557	34,629	34,023	244,856
Notes payable (including interest)	32	7	25	-	-
Total	$347,047	$22,881	$38,702	$36,765	$248,699

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.

Except for the contractual obligations shown above and restricted cash of $0.8 million (primarily letters-of-credit related to our leased facilities) at September 30, 2013, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of September 30, 2013, approximately $0.8 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the term loan entered into in the second quarter of 2013 (the proceeds of which were used to fund the repurchase and redemption of the Notes).  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets, however our ability to undertake such transactions may be limited by the Credit Agreement.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2013 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.  Liquidity on a go forward basis is dependent on our ability to meet covenants in our Credit Agreement, including our financial covenants.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended September 30, 2013 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of September 30, 2013, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $20.3 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our net income (loss) would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

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

Index
Item 4.	Controlsand Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of September 30, 2013, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2013.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013  include detailed discussion of these factors, which have not materially changed [except as set forth below].

The Leverage Ratio Financial Covenant in our Credit Agreement may Force Us to Take Certain Actions that Could Adversely Affect our Future Results of Operations.

While we satisfied our Credit Agreement’s leverage ratio financial covenant at the end of the third quarter of 2013, the Credit Agreement requires lower leverage ratios in future periods.  Our ability to continue to satisfy the leverage ratio covenant going forward will depend on our future operating performance, which is in part subject to prevailing economic and competitive conditions and various financial, business, legislative, regulatory and other factors, some of which are beyond our control.  If we cannot, or expect that we may not, meet the Credit Agreement’s leverage ratio covenant in the future, we may need to dispose of material assets or operations, reduce or delay investments and capital expenditures, seek additional equity capital investments or negotiate to restructure or refinance our indebtedness.  We may not be able to effect any such alternative measures on commercially reasonable terms or at all.  Even if successful, such alternative measures may not allow us to meet the leverage ratio covenant in future periods, and/or they could limit our ability to realize the value of our assets and opportunities, restrict our ability to execute our long-term strategy or otherwise adversely affect our future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2013, we issued 400,000 shares of our common stock as settlement of a previously outstanding legal matter incurred through an insignificant acquisition.   These shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits

(a)	Exhibits
See Exhibit Index

Index
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

November 4, 2013	By:	/s/ JUSTIN C. DEARBORN
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

November 4, 2013	By:	/s/ STEVEN M. ORESKOVICH
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index
EXHIBIT INDEX

10.1	Letter Agreement, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges(A)

10.2	General Release, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges(A)

31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934

32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(A)	Incorporated by reference from the Registrant’s Current Report on Form 8-K dated August 9, 2013

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document