Form 10-K
period 2013-12-31
MERGE HEALTHCARE INC
filed 2014-03-14
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2013, based upon the closing sale price of the Common Stock on June 30, 2013, as reported on The NASDAQ Global Select Market, was approximately $239,197,597.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of March 3, 2014:  97,115,148

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2014 Annual Meeting of Shareholders.

(i)

Index
PART I

This Annual Report on Form 10‑K and other written or oral statements made by us or on our behalf may include forward-looking statements that reflect our current views with respect to future events and future financial performance.  Certain statements in this Annual Report on Form 10-K are “forward-looking statements.”  You can identify these forward-looking statements by our use of the words “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative.  We wish to caution you that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause such statements to be wrong.  We cannot guarantee that we actually will achieve these plans, intentions or expectations.  Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make and we cannot guarantee future results, levels of activity, and/or performance.  We do not assume any obligation to update or revise any forward-looking statements that we make, whether as a result of new information, future events or otherwise.

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

Overview

Merge Healthcare develops enterprise imaging software solutions that facilitate the management of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  Our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

We are a Delaware corporation that was founded in 1987.  Our principal executive offices are located at 350 North Orleans Street, 1st Floor, Chicago, Illinois, 60654, and our telephone number there is (312) 565-6868.

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

We operate under two reportable segments: Merge Healthcare and Merge DNA.  Merge Healthcare represents approximately 83% of our total revenue and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge Healthcare primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  Today, the majority of total revenue is generated through perpetual license agreements with our customers.  Merge DNA (Data and Analytics) represents the remaining revenue and focuses on data capture software for clinical trials and other solutions.  Merge DNA derives the vast majority of its revenue from software, hardware, professional services and hosting through subscription arrangements.

Index
Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was approximately $24.2 million and $31.2 million as of December 31, 2013 and 2012, respectively.  We also generate revenue through subscription-based pricing arrangements in which the contract elements are payable by our customers over a number of years.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts structured with monthly payments (including leases), long-term clinical trials and renewable annual software contracts (with very high renewal rates).  Subscription revenue backlog was $55.8 million and $39.8 million as of December 31, 2013 and 2012, respectively.  As backlog represents the remaining minimum contracted amounts to be recognized in future periods, the timing and amount to be recognized are subject to a number of factors, including customer readiness, contract termination provisions and agreed upon amendments, to name a few.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Healthcare IT Industry

We believe there are several factors that may be favorable for the healthcare IT industry over the next few years, most notably the expected rate of growth in healthcare spending.  The Centers for Medicare and Medicaid Services (CMS) estimates U.S. healthcare spending in 2013 at $2.9 trillion, or 18.0% of Gross Domestic Product (GDP), and projects it to be 19.9% of GDP by 2022.

The American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions included more than $35 billion in incentives which reward providers who use certified electronic health records (EHRs) in a meaningful way.  These incentives should contribute to increased demand for a broader segment of healthcare IT solutions and services in the United States.

As providers adopt EHRs, we believe the need for solutions such as our iConnect platform, which offers connectivity, access to medical images and interoperability between providers and other healthcare constituents should be significant.  Imaging is an essential component of healthcare delivery across the continuum of care.

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

Merge Growth Strategy

Our strategy is to be a leading provider of enterprise imaging and interoperability solutions and services that improve the exchange of healthcare information.  We believe the growth drivers for Merge are the importance of imaging and the need for interoperability.

One of our core strengths is our ability to innovate, which has driven consistent expansion of our solutions and services and our entry into new markets.   Our portfolio of technologies is used across a wide variety of clinical specialties in addition to being an increasingly important component of clinical trials.  For example, our iConnect platform offers hospitals, imaging centers and Health Information Exchanges (HIEs) the ability to create information exchanges within their environment and with other entities.  As providers adopt electronic health records, we believe that the need for solutions offering connectivity and interoperability between providers and other healthcare constituents will be a new opportunity and one for which Merge is well-positioned to compete.

We have an opportunity to cross-sell products to existing customers as only a small percent currently have more than one of our enterprise solutions.  This is evidenced by the fact that no customer accounted for more than 5% of our net sales in any of the last three years.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we intend to continue to leverage technologies into new segments where customers see value.

Our Product Portfolio

We provide a broad range of products and services to our customers, including:

•	Image Interoperability Platform

o	iConnect Enterprise Archive; iConnect Access Enterprise Viewer: This interoperability and connectivity platform enables hospitals, imaging centers, Integrated Delivery Networks and HIEs to create image archives and exchanges within their environments and with other entities. This platform provides access to imaging and diagnostic data across disparate sites, geographies, specialties and providers. This solution enables providers to expedite care, reduce duplicate exams, consolidate infrastructure and limit the expenses associated with moving, managing and storing diagnostic content and results.

Index
o	iConnect Network: An advanced interoperability network that allows hospitals and imaging centers to exchange radiology results with access to diagnostic quality images without having to build expensive point-to-point HL7 interfaces.

o	Honeycomb Archive: A cloud-based, multi-tenant image archive that provides disaster recovery/business continuity services for hospitals, imaging centers, and physician practices.

•	Clinical and Financial Information Systems

o	Digital Imaging Solutions: Picture Archiving and Communication Systems (PACS), specialty workstations and related applications manage the image workflow of a medical enterprise. PACS can be used by any medical imaging provider at a hospital or outpatient imaging site. We offer PACS solutions for general image review and management, specialty solutions for cardiology, orthopaedics, ophthalmology, mammography and oncology, and add-on modules like referring physician portals and critical test results reporting. We also offer our eFilm Workstation for general radiology reading and CADstream workstations for specialty reading of magnetic resonance imaging (MRI) breast, liver and prostate studies.

o	Clinical information systems. These systems provide a complete electronic record of a medical procedure across a variety of specialties – including Merge OrthoEMR for orthopaedics, and Merge RIS for radiology.

o	Revenue Cycle Management. We offer software and services for the revenue cycle management of physician practices. These solutions can be used across many physician specialties, but our solutions are most commonly used by radiology practices, imaging centers and billing services.

•	Software Development Toolkits, Technologies and Platforms.

o	Merge toolkits, technologies and platforms provide software developers with the necessary resources to assist in the timely development of new products and enhance existing products. They can be used by any original equipment manufacturer (OEM), medical device manufacturer, RIS/PACS or general healthcare IT vendors. We offer development toolkits in the basic standards of medical imaging and information interoperability, as well as advanced toolkits and unfinished applications for specialized medical image review and distribution.

•	Hosted Software Solutions for Clinical Trial Data Management.

o	We provide hosted software solutions for the collection, aggregation, analysis, reporting and overall management of clinical trials information. These solutions can be sold to sponsors of clinical trials, including pharmaceutical companies, contract research organizations (CRO) or imaging core labs. Our solutions include electronic data capture (EDC), interactive voice/web response (IVR/IWR) and electronic patient reported outcomes (ePRO) software and devices.

Competition

The healthcare IT and imaging markets in which we participate are highly competitive, rapidly evolving and subject to rapid technological change. However, we believe that there is no single company that competes against our entire product portfolio.

Our principal competitors in the healthcare solutions and services market include: General Electric (Healthcare), McKesson Corporation, Fuji, Philips, Carestream, and Agfa, each of which offers software solutions that compete with a portion of our product portfolio. Almost all of these competitors are substantially larger or have more experience and market share than Merge in their respective markets.  We also partner with certain of these companies to resell our products.

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

Index
Employees

At December 31, 2013, we had approximately 800 employees worldwide.  Competition for personnel in the industry in which we compete is intense.  We believe that our future success depends in part on our continued ability to hire, assimilate, train and retain qualified personnel.

Software Development

We commit significant resources to developing new health information system solutions. At December 31, 2013, approximately 215 of our employees were engaged in research and development activities. Total expenditures for the development and enhancement of our solutions were approximately $32.4 million, $32.4 million and $27.5 million during 2013, 2012 and 2011, respectively.

Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  Our software solutions follow industry standards such as DICOM, which ensures that images from any DICOM-compliant imaging modality can be displayed, moved and stored within a standard set of guidelines.  In addition, Merge follows the guidelines of the Integrating the Healthcare Enterprise (IHE) standards body, an organization dedicated to developing standard profiles for health information exchange.  Our long-time involvement with the standards committees and continuous development of products like our DICOM and HL7 toolkits have enabled Merge to stay closely tied to industry innovation.  As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services such as Honeycomb, our new cloud-based platform and iConnect Network, our new image and data exchange network.

Patents, Trademarks, Copyrights and Licenses

We regard our patents, trademarks, service marks, copyrights, trade secrets, proprietary technology and similar intellectual property as important to our success. Over time, we have assembled a portfolio of patents, trademarks, service marks, copyrights, trade secrets, proprietary technology and similar intellectual property covering our products and services and have registered.  We have applied for the registration of U.S. and international trademarks, service marks, domain names, and copyrights and have filed U.S. and international patent applications covering certain of our proprietary technology. Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products. We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with employees, customers and others to protect our proprietary rights.

We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in our products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations and products and services are not materially dependent on any single license or other agreement with any third party.

Sales, Marketing and Distribution

Sales to large health systems typically require a minimum of nine months development time, while the sales cycle can be shorter when selling to smaller hospitals and imaging centers.  At December 31, 2013, approximately 130 of our employees were engaged in sales and marketing activities. Our executive sales and marketing management is located in Chicago, Illinois, while our sales team is deployed across the U.S. and globally.

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

Index
Financial Information about Segments

For financial information regarding our  two operating groups as well as our geographic areas of operation, refer to Item 8, “Note 1 – Basis of Presentation and Significant Accounting Policies” and “Note 14 – Segment Information and Concentrations of Risk” of this Annual Report on Form 10-K.

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

Reductions in Medicare and Medicaid Reimbursement Rates for Imaging Procedures and Professional Services or Delays in the Payment of Reimbursements could Negatively Affect Revenues of our Hospital and Imaging Clinic Customers, which could cause our Customers to Reduce or Delay Purchases of our Software and Services.

The ability of customers to obtain appropriate reimbursement for their services from these programs and payors is critical to the success of our company.  Reductions in the amount of reimbursements or uncertainty or delays in those reimbursements have in the past, and could in the future, cause our customers to cancel or delay making new expenditures on information technology.  Federal budget reductions, such as the recent sequester by the federal government which cut $11.8 billion in Medicare reimbursements to medical providers during 2013, can affect the timing of the sales or our software and services.

In addition, the U.S. Congress has enacted far-reaching health system reform legislation that could have a negative impact on our business.  While the impact of the legislation is difficult to predict, the legislation will increase pressure to control spending in government programs (e.g., Medicare and Medicaid) and by third party payors.  For example, changes in the equipment utilization rate, once fully implemented, have the potential to decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower.  A second significant potential reimbursement change relates to the Sustainable Growth Rate (SGR) component of the Medicare Physician Fee Schedule.  The SGR is part of the update factor process used to set the annual rate of growth in allowed reimbursable medical expenditures, and is determined by a formula specified by Congress.  Because the annual calculation of the SGR would have led to reimbursement reductions that Congress found unacceptable, Congress has interceded to delay the implementation of this statutory SGR update factor.  While these changes have provided temporary reimbursement relief to healthcare providers and us, because of the significant budgetary impacts, Congress has retained the SGR formula, thereby allowing annual unimplemented payment reductions to accumulate in the Medicare statute.  The Congress and the Obama administration are currently considering legislation to attempt to fix or delay this problem, but the prospects for enactment remain uncertain.  The changes being considered have the potential to negatively impact the professional component of reimbursement.

 Changes related to the equipment utilization assumption and the SGR calculation could result in a reduction in software and service procurement of our customers, and have a material adverse effect on our revenues and operating results.

We are Subject to Government Regulation, Changes to which could Negatively Impact our Business.

We are subject to regulation in the U.S. by the Food and Drug Administration (FDA), including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities.  We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (FDCA”), regulations promulgated under the FDCA, and any other applicable regulatory requirements.  For example, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities.  Complying with these regulations could be time consuming and expensive, and may include:

•	Requiring us to receive FDA clearance of a pre-market notification submission demonstrating substantial equivalence to a device already legally marketed, or to obtain FDA approval of a pre-market approval application establishing the safety and effectiveness of the software;

•	Requiring us to comply with rigorous regulations governing the pre-clinical and clinical testing, manufacture, distribution, labeling and promotion of medical devices; and

•	Requiring us to comply with the FDCA regarding general controls, including establishment registration, device listing, compliance with good manufacturing practices, reporting of specified malfunctions and adverse device events.

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

We are subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake additional actions to comply with the FDCA and any other applicable regulatory requirements.  Any failure by us to comply with the FDCA and any other applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our software solutions.  The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions.  Any of the foregoing could have a material adverse effect on our business, results of operations or financial condition.

Changes in Federal and State Regulations Relating to Data could Depress the Demand for our Software and Impose Significant Software Redesign Costs.

 Federal regulations under the Health Insurance Portability and Accountability Act (HIPAA) impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA compliant and non-compliant formats and health plans.  Collectively, these groups are known as covered entities.  HIPAA regulations prescribe transaction formats and code sets for electronic health transactions, protect individual privacy by limiting the uses and disclosures of individually identifiable health information and require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.  Although we are not a covered entity, most of our customers are, and they require that our software and services adhere to HIPAA regulations.  Any failure or perceived failure of our software or services to meet HIPAA regulations, or any breach of the HIPAA regulations or any other federal, state or foreign data privacy laws or regulations, could result in remediation costs and fines, and could adversely affect demand for our software and services and potentially require us to expend significant capital, research and development and other resources to modify our software or services to address the privacy and security requirements of our clients.

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

While we satisfied our Credit Agreement’s leverage ratio financial covenant at the end of 2013, the Credit Agreement requires lower leverage ratios in future periods.  Our ability to continue to satisfy the leverage ratio covenant going forward will depend on our future operating performance, which is in part subject to prevailing economic and competitive conditions and various financial, business, legislative, regulatory and other factors, some of which are beyond our control.  If we cannot, or expect that we may not, meet the Credit Agreement’s leverage ratio covenant in the future, we may need to dispose of material assets or operations, reduce or delay investments and capital expenditures, seek additional equity capital investments or negotiate to restructure or refinance our indebtedness.  We may not be able to effect any such alternative measures on commercially reasonable terms or at all.  Even if successful, such alternative measures may not allow us to meet the leverage ratio covenant in future periods, and/or they could limit our ability to realize the value of our assets and opportunities, restrict our ability to execute our long-term strategy or otherwise adversely affect our future results of operations.

We have a Substantial Amount of Indebtedness, which could Impact our Ability to Obtain Future Financing or Pursue our Growth Strategy.

 We have substantial indebtedness.  As of December 31, 2013, our indebtedness principally consisted of the Term Loan of $238.7 million.  In addition, we may incur additional amounts under the Revolving Credit Facility of up to $20.0 million.

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

Index
 Payments on our Indebtedness will Require a Significant Amount of Cash.  Our Ability to Meet our Cash Requirements and Service our Indebtedness is Impacted by Many Factors that are Outside of our Control.

We expect to obtain the funds to pay our expenses and to pay the amounts due under the Credit Agreement primarily from our operations.  Our ability to meet our expenses and make these payments thus depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to service our indebtedness, including the Credit Agreement, meet the financial covenants in the Credit Agreement or to fund other liquidity needs.  If we do not have sufficient cash resources in the future, we may be required to refinance all or part of our then existing indebtedness, sell assets or borrow more money.  We cannot be assured that we will be able to accomplish any of these alternatives on terms acceptable to us or at all.  See the section captioned “Liquidity and Capital Resources” in the Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

We may Incur Substantial Additional Indebtedness that could Further Exacerbate the Risks Associated with our Indebtedness.

We may incur substantial additional indebtedness in the future. Although the Credit Agreement contains restrictions on our incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and we could incur substantial additional indebtedness in the future, including additional secured indebtedness.  In addition, we may refinance our existing indebtedness, which would permit us to incur additional indebtedness.  If we incur additional indebtedness, certain of the risks described above would intensify. Our ability to meet our cash requirements and service our indebtedness is impacted by many factors that are outside of our control" would intensify.

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

An Increase in Interest Rates Would Increase the Cost of Servicing our Debt and Could Reduce our Profitability.

The Credit Agreement provides that borrowings under the Credit Agreement bear interest at a variable rate.  While we are able to mitigate the effects of interest rate changes pursuant to the Credit Agreement and through the use of hedging transactions, we will not completely eliminate the effect of interest rate changes. As a result, interest rate changes will not affect our obligation for any debt incurred under the Credit Agreement, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. An increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

Inadequate Liquidity Could Materially Adversely Affect our Business Operations in the Future.

We require substantial liquidity to make interest payments on our indebtedness and run our normal business operations. We are subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future, including the other risks discussed under the heading "Risk Factors" in this Annual Report on Form 10-K. The occurrence of one or more of these events could weaken our liquidity position and materially adversely affect our business, for example by curtailing our ability to make important capital expenditures.

Our Performance Depends on our Ability to Attract and Retain Qualified Personnel.

We are dependent, in part, upon the services of our senior executives and other key business and technical personnel and competition for these type of highly skilled individuals is intense.  We may not be able to retain existing key employees or be able to attract and retain skilled personnel on acceptable terms.  We do not currently maintain key-man life insurance on our senior executives.  Over the past year, we have made a number of changes to our senior executive management team, including at the position of chief executive officer, and certain of our sales and marketing personnel.   It is important to our success that the new members of the senior executive management team and our new sales and marketing personnel quickly adapt and excel in their new roles. If we are unable to fill any open positions with adequately qualified employees who are capable of quickly learning the responsibilities associated with their positions, or we fail to retain those employees, our business and financial results could be materially adversely affected.

Index
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

 Our capital requirements in the future will depend on many factors, including:

•	Acceptance of and demand for our products;

•	The extent to which we invest in new technology and product development;

•	The costs of developing new products, services or technologies;

•	Our interest and principal payment obligations;

•	The number and method of financing of acquisitions and other strategic transactions, if permitted; and

•	The costs associated with the growth of our business.

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

We may Fail to Achieve our Financial Forecasts due to Inaccurate Sales Forecasts, Delays in Sales and Installation of our Products and Other Reasons.

We may not be able to accurately forecast our growth rate. We base expense levels and investment plans on sales estimates , which are reviewed on a quarterly basis, and signed customer contracts, which may be cancelable or subject to modification.  Moreover, during 2013, we discovered that certain customer contracts had been falsified by a former employee.  As a result, our revenues are difficult to forecast, and  our operating results can fluctuate substantially. Because a significant portion of our cost structure, including expenses and investments, are fixed in the short-term, if revenues are lower than expected we may not be able to adjust spending quickly enough and as such we may experience a disproportionately negative impact on our profitability.

Index
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

 In addition, any acquired business, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects.  In the years ended December 31, 2013, 2012 and 2011, we incurred $0.9 million, $3.4 million, and $1.6 million of acquisition related costs, respectively.  All such direct acquisition costs are expensed as incurred by us.  In addition, we often are required to incur charges to operations in the quarters following an acquisition to reflect costs associated with integrating acquired companies.   We anticipate that our acquisition activities will require cash outflows directly related to completing acquisitions as well as costs related to integration efforts.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

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

As the technological landscape continues to evolve, it may become increasingly difficult for us to make timely, cost-effective changes to our product offerings to allow us to effectively compete against our competitors’ product offerings.  We cannot provide any assurance that our investments will result in successful applications that will be sufficient to maintain or improve our competitive position.

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

If we are unable to sell new and next-generation software products to healthcare providers that are in the market for healthcare information and/or image management systems, such inability will likely have a material adverse effect on our business, financial condition, cash flows, revenues and operating results.  If anticipated software sales and services do not materialize, or if we lose customers or experience significant declines in orders from customers, our revenues would decrease over time due to the combined effects of attrition of existing customers and a shortfall in new client additions.

We may not be Able to Adequately Protect our Intellectual Property Rights or may be Accused of Infringing Intellectual Property Rights of Third Parties.

We regard our patents, trademarks, service marks, copyrights, trade secrets, proprietary technology and similar intellectual property as important to our success. Over time, we have assembled a portfolio of patents, trademarks, service marks, copyrights, trade secrets, proprietary technology and similar intellectual property covering our products and services and have registered.  We have applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights and have filed U.S. and international patent applications covering certain of our proprietary technology. Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products. We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with employees, customers and others to protect our proprietary rights.

We hold inbound licenses for certain intellectual property that is used internally, and in some cases, utilized in our products or services. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and services, we believe, based upon past experience and industry practice, such licenses generally can be obtained on commercially reasonable terms. We believe our operations and products and services are not materially dependent on any single license or other agreement with any third party.

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

Our international activities are material to our revenues and profits, and we plan to further expand internationally.  In 2013, our international revenues were $15 million, or about 7% of total revenues.  We have limited experience operating in international markets and may not benefit from any first-to-market advantages or otherwise succeed.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

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

Our Large Stockholders may have Interests that Differ from other Stockholders.

Merrick Ventures, LLC (Merrick Ventures) and its affiliates, including Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of December 31, 2013, 27.5% of our outstanding common stock.  Michael W. Ferro, Jr., our former Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick Ventures and Merrick Holdings.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick Ventures and Merrick Holdings.  Due to their stock ownership, Merrick Ventures and Merrick Holdings have significant influence over our business, including the election of our directors.

In addition, as discussed in Note 10 of the notes to consolidated financial statements included in this Annual Report on Form 10-K, we have been a party to certain related-party transactions with affiliates of Merrick Ventures and Merrick Holdings.  The interests of Merrick Ventures, Merrick Holdings and their affiliates may differ from those of our other stockholders.  Merrick Ventures, Merrick Holdings and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.  Merrick Ventures, Merrick Holdings and their affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  Merrick Ventures’ and Merrick Holdings’ significant ownership of our voting stock will enable it to influence or effectively control us.

Index
 There are a Limited Number of Stockholders who have Significant Control over our Common Stock, Allowing them to have Significant Influence over the Outcome of all Matters Submitted to Stockholders for Approval, which may Conflict with our Interests and the Interests of other Stockholders.

Our directors, officers and principal stockholders (stockholders owning 10% or more of our common stock) beneficially owned approximately 31.3 million, or 32.3%, of the outstanding shares of common stock and stock options that could have been converted to common stock at December 31, 2013, and such stockholders will have significant influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and other corporate actions.  As of December 31, 2013, Merrick Ventures, Merrick Holdings and their affiliates owned approximately 27.5% of our common stock.  The influence of our large stockholders could impact our business strategy and also have the effect of discouraging others from attempting us to take over, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

Shares of our Common Stock Eligible for Public Sale may have a Negative Impact on the Market Price of our Common Stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common or preferred stock.  As of December 31, 2013, we had approximately 96.7 million shares of common stock outstanding.  In addition, as of December 31, 2013, we had outstanding options to purchase approximately 8.9 million shares of our common stock, of which approximately 6.2 million options were exercisable, including 800,000 and 200,000 options held by our named executive officers that we expect to be exercised on or before their expiration dates of June 3, 2014 and August 18, 2014, respectively.  Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock.  As additional shares of common stock become available for sale in the public market, due to the exercise of options or the issuance of shares as a result of acquisitions, the market supply of shares of common stock will increase, which could also decrease the market price.

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

Index
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

If our Operating and Financial Performance Does not Meet the Guidance that we Have Provided to the Public, our Stock Price may Decline.

Periodically, we provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management's expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. If our financial results for a particular period do not meet our guidance or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline.

Certain Provisions of our Certificate of Incorporation, Bylaws and Delaware law could make a Takeover Difficult and May Prevent or Frustrate Attempts by our Stockholders to Replace or Remove our Management Team.

Various provisions contained in our certificate of incorporation and bylaws could delay or discourage some transactions involving an actual or potential change in control and may limit the ability of our stockholders to remove current management or approve transactions that our stockholders may deem to be in their best interests.  For instance, we have an authorized class of 1,000,000 shares of preferred stock all of which shares are undesignated except for 50,000 shares of Series A Preferred Stock (none of which were issued and outstanding as of December 31, 2013 and 2012). Shares of our authorized but unissued preferred stock may be issued by our board of directors without stockholder approval, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control of us.

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

Index
Our Failure to Comply with Evolving Interoperability Standards could Depress the Demand for our Software and Impose Significant Software Redesign Costs.

There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups, and certain federal and state agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. Effective September 27, 2010, Centers for Medicare and Medicaid Services (“CMS”) issued a rule that utilizes a staged approach for defining meaningful use criteria. Under the staged approach, CMS has issued rules that identify the initial criteria for meaningful use and is updating these initial criteria with additional rules.  On September 4, 2012, CMS published a final rule that specifies the Stage 2 criteria that eligible professionals, eligible hospitals, and critical access hospitals must meet in order to continue to participate in the Medicare and Medicaid Electronic Health Record Incentive Programs. All providers must achieve meaningful use under the Stage 1 criteria before moving to Stage 2.  In addition, these standards are subject to interpretation by the entities designed to certify such technology. A combination of our solutions has been certified as meeting the initial criteria. However, we may incur increased development costs and delays in upgrading our customer software and systems to be in compliance with these varying and evolving standards. In addition, these new standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. To the extent these standards are narrowly construed or delayed in publication, or that we are delayed in achieving certification under these evolving standards for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our five largest facilities, all of which are leased, are set forth in the following table:

Location	Square Footage	Annual Lease Payments (thousands of $)
Chicago, Illinois	22,633	$367
Daytona Beach, Florida	36,000	177
Hartland, Wisconsin	81,000	716
Mississauga, Ontario	24,000	665
Morrisville, North Carolina	14,746	241

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

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  On September 18, 2012, the Appellate Court issued its decision reversing the trial court and determined that Mortimore must arbitrate his disputes with Merge.  On June 18, 2013, Merge and Mortimore participated in a hearing before the arbitrator.  On July 17, 2013, the arbitrator rendered a reasoned award in which he concluded that Merge and Mortimore did not enter into an oral contract.  As a result, Mortimore's claims and Merge's counterclaims were heard at arbitration from March 3, 2014 through March 7, 2014.  A decision from the arbitrator is pending. Following the arbitrator’s ruling in July 2013, Mr. Noshay filed a motion to lift the stay as to his claims. The Court granted Mr. Noshay’s motion and set a discovery schedule with a trial expected to be set in the third or fourth quarter of 2014.  We believe it is reasonably possible that we may incur a loss with respect to these matters; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

Index
In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, plaintiffs’ counsel filed an application for approximately $5.0 million of attorneys’ fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3.2 million in attorneys’ fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court’s attorneys’ fee award decision, AMICAS’s insurer denied policy coverage for approximately $2.5 million of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer’s denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court’s fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  In late February 2013, the insurer settled the Massachusetts court case by agreeing to pay $3.0 million to plaintiffs’ counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  As a result of the Massachusetts settlement, we recognized a gain of $2.5 million within general and administrative expense in our statement of operations with respect to these matters in the year ended December 31, 2013 based on the February 27, 2013 Massachusetts appellate court dismissal date.  On July 16, 2013, the Seventh Circuit Court of Appeals affirmed the Federal District court’s decision in all respects and entered Final Judgment.

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

In September 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).  HIT alleged that certain features of products within our Image Interoperability Platform infringed three of HIT’s patents related to internet-based image viewing.  On December 7, 2013, Merge Healthcare and HIT executed a non-exclusive patent license and settlement agreement (Settlement Agreement). The Settlement Agreement settled all claims between the parties and provides Merge Healthcare with access to HIT’s complete portfolio of healthcare information patents.  Merge Healthcare agreed to pay HIT $1.4 million ratably over 11 years beginning in 2013, to collaborate on future products and to make certain contingent payments to HIT if Merge Healthcare incorporates other zero footprint technologies into Merge Healthcare’s products and is not licensing HIT’s zero footprint technology if it is still being offered.  The suit was dismissed with prejudice pursuant to a joint stipulation filed December 17, 2013.

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaint.  Subsequently, other similar class action and derivative complaints have been filed.  The plaintiffs in these cases have not claimed a specific amount of damages. We expect these complaints to be consolidated into one or two actions.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints. While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

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

Our common stock trades on The NASDAQ Global Select Market (NASDAQ).  The following table sets forth for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ:

Common Stock Market Prices

2013	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$2.82	$4.71	$3.79	$3.13
Low	$2.13	$2.35	$2.81	$2.27

2012	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.92	$4.05	$5.96	$6.90
Low	$2.41	$2.76	$2.20	$4.42

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 446 shareholders of record of common stock as of March 3, 2014.
For information regarding securities authorized for issuance under our equity compensation plans, see Note 8 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) for the period from December 31, 2008 to December 31, 2013.  The comparison assumes that $100 was invested on December 31, 2008 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

Index

COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2013

Date	Merge Healthcare Incorporated (Nasdaq: MRGE)	Nasdaq Computer Index (^IXCO)	Russell 2000 Index (^RUT)
12/31/2008	$100	$100	$100
12/31/2009	$263	$171	$125
12/31/2010	$291	$201	$157
12/31/2011	$379	$202	$148
12/31/2012	$193	$227	$170
12/31/2013	$181	$299	$233

Index
Dividend Policy

We are prohibited from making certain dividend payments based on the terms of the Credit Agreement for our Term Loan and Revolving Credit Facility and have not declared any cash dividends on our common stock in the past two fiscal years.  We currently do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

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

	Years Ended December 31,
	2013	2012	2011	2010 (1)	2009 (2)
	(in thousands, except for share and per share data)
Statement of Operations Data:
Net sales	$231,667	$248,904	$232,428	$140,332	$66,841
Operating income (loss)	9,807	6,620	29,155	(8,524)	8,963
Income (loss) before income taxes	(36,094)	(24,729)	(1,866)	(25,162)	150
Income tax expense (benefit)	2,889	4,091	3,665	(13,646)	(135)
Net income (loss)	(38,983)	(28,820)	(5,531)	(11,516)	285
Net income (loss) attributable to Merge	(38,980)	(28,802)	(5,521)	(11,516)	285
Net income (loss) available to common shareholders	(38,980)	(28,802)	(8,674)	(30,592)	285
Earnings (loss) per share:
Basic	$(0.42)	$(0.31)	$(0.10)	$(0.38)	$(0.00)
Diluted	(0.42)	(0.31)	(0.10)	(0.38)	$(0.00)
Weighted average shares outstanding:
Basic	93,727,394	92,128,717	86,647,097	80,231,427	60,910,268
Diluted	93,727,394	92,128,717	86,647,097	80,231,427	62,737,821

	December 31,
	2013	2012	2011	2010 (1)	2009 (2)
	(in thousands)
Balance Sheet Data:
Working capital	$12,014	$43,201	$46,020	$28,357	$18,231
Total assets	382,411	436,853	450,387	396,645	100,249
Long-term debt obligations	233,942	250,046	249,438	195,077	-
Shareholders’ equity	45,260	77,461	92,471	104,806	68,137

(1) Includes the results of AMICAS from April 28, 2010, the date of the business combination.

(1) Includes the results of etrials and Confirma from July 20, 2009 and September 1, 2009, the respective dates of the business combinations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Business Segments
•	Revenue and Expenses
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements

Index
•	Critical Accounting Policies

Overview

We develop enterprise imaging software solutions that facilitate the management of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  We believe that our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

Our solutions optimize processes for healthcare providers ranging in size from single provider practices to large health systems, to the sponsors of clinical trials and medical device manufacturers.

We believe that certain macro events that occurred in 2013 impacted our operating results (together with those of others in our industry), most notably:

•                  The U.S. Federal government’s sequester, which started in April, cut over $11 billion, or 2%, in Medicare reimbursements to providers, and

•                  An anticipated delay in converting from ICD-9 to ICD-10 did not occur when it was announced on June 17, 2013 that the deadline for conversion would remain Oct. 1, 2014.  We believe this caused many clients and prospects to delay decisions on any projects not directly related to their transition to ICD-10.

To ensure we maintain a continued, disciplined approach of cost alignment to sales expectations, we reorganized our leadership team and sales organization to focus on our core markets and right-sized our cost structure, primarily within sales and marketing, in the third quarter of 2013.  Since we believe that market opportunities still exist over the long-term for our products and the solutions we have developed, these actions did not impact our product research and development costs as we have decided to continue to invest meaningfully in our product solutions.  We believe that investment in our development has been validated, most recently by being ranked the 8th best software vendor overall in KLAS Research’s 2013 Best in KLAS Awards Software and Services Report, by Merge Cardio receiving the “Best in KLAS” honor in the cardiology category, by Merge Hemo maintaining its number one spot as KLAS Category Leader in cardiology hemodynamics for the third year in a row, by receipt of  a Product Leadership Award from Frost & Sullivan for iConnect® Enterprise Clinical Platform and, for the second straight year, by being named the global leader in VNA according to IHS.

Business Segments

We operate under two reportable operating segments: Merge Healthcare and Merge DNA.  Merge Healthcare represents about 83% of our 2013 total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Merge DNA (Data and Analytics) represents 17% of our 2013 total revenues and focuses on data capture software for clinical trials and other solutions.  We evaluate the performance of each operating group based on their respective revenues and operating income.  The performance evaluations exclude certain corporate costs, interest expense, amortization of debt issuance and discount costs and income taxes.

Merge Healthcare primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services. Today, the majority of total revenue continues to be generated through perpetual license agreements with our customers.  Merge DNA derives the vast majority of its revenue from software, professional services, and hosting through subscription arrangements. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was approximately $24.2 million and $31.2 million as of December 31, 2013 and 2012, respectively.  In January 2014, we revised our previously announced subscription backlog totals for the June 30, 2012 through September 30, 2013 quarters upon learning that a former sales employee in our eClinical business had falsified the existence or amount of certain customer contracts.

Subscription-based pricing arrangements include contract elements that are payable by our customers over a number of years.  In 2013, subscription revenue was approximately 16% of total net sales.  Generally, these contracts will include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts that are structured with monthly payments (including leases), clinical trials or renewable annual software contracts (with very high renewal rates).  As of December 31, 2013 subscription revenue backlog was $55.8 million, compared to $39.8 million at December 31, 2012.  This significant increase is the result of our strategic plan to continue to move to a subscription based business model.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Index
The following tables provide operating group information for the periods indicated, based on GAAP reported information.

Merge Healthcare Segment	Years Ended December 31,			Change 2013 vs. 2012
	2013	2012	2011	$	%
Net sales:
Software and other	$57,371	$78,941	$76,947	$(21,570)	-27.3%
Professional Services	28,290	27,552	23,437	738	2.7%
Maintenance and EDI	107,220	110,894	109,562	(3,674)	-3.3%
Total net sales	192,881	217,387	209,946	(24,506)	-11.3%
Expenses	171,838	192,408	166,898	(20,570)	-10.7%
Segment income	$21,043	$24,979	$43,048	$(3,936)	-15.8%

Merge DNA Segment	Years Ended December 31,			Change 2013 vs. 2012
	2013	2012	2011	$	%
Net sales:
Software and other	$21,204	$15,525	$4,001	$5,679	36.6%
Professional Services	15,540	13,426	18,468	2,114	15.7%
Maintenance and EDI	2,042	2,566	13	(524)	-20.4%
Total net sales	38,786	31,517	22,482	7,269	23.1%
Expenses	35,094	33,315	20,406	1,779	5.3%
Segment income (loss)	$3,692	$(1,798)	$2,076	$5,490	-305.3%

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for 2013 and 2012 and non-recurring and subscription backlog as of December 31, 2013 and 2012.  All amounts are in thousands, except percentages.

	Net Sales Year ended December 31, 2013					Backlog as of December 31, 2013
	Healthcare		DNA			Healthcare		DNA
Revenue Source	$	%	$	%	Total	$	%	$	%	Total
Maintenance & EDI (1)	$107,220	55.6%	$2,042	5.3%	47.2%
Subscription	7,063	3.7%	29,951	77.2%	16.0%	$12,366	33.8%	$43,453	100.0%	69.7%
Non-recurring	78,598	40.7%	6,793	17.5%	36.8%	24,234	66.2%	-	0.0%	30.3%
Total	$192,881	100.0%	$38,786	100.0%	100.0%	$36,600	100.0%	$43,453	100.0%	100.0%
	83.3%		16.7%			45.7%		54.3%

	Net Sales Year ended December 31, 2012					Backlog as of December 31, 2012
	Healthcare		DNA			Healthcare		DNA
Revenue Source	$	%	$	%	Total	$	%	$	%	Total
Maintenance & EDI (1)	$110,894	51.0%	$2,566	8.1%	45.6%
Subscription	11,581	5.3%	26,247	83.3%	15.2%	$10,717	25.5%	$29,108	100.0%	56.0%
Non-recurring	94,912	43.7%	2,704	8.6%	39.2%	31,243	74.5%	-	0.0%	44.0%
Total	$217,387	100.0%	$31,517	100.0%	100.0%	$41,960	100.0%	$29,108	100.0%	100.0%
	87.3%		12.7%			59.0%		41.0%

(1)  Due to the variability in timing and length of maintenance renewals, we do not believe backlog for this revenue component is a meaningful disclosure.

Revenues and Expenses

The following is a brief discussion of our revenues and expenses:

Net Sales

Net sales consist of:

•	Software and other sales, net of estimated returns and allowances, including our internally developed software, third party software and hardware revenue recognized in sales to OEM customers, healthcare facilities and other providers;

•	Professional services, including hosting, installation, custom engineering services, training, consulting and project management; and

Index
•	Maintenance and EDI, including software maintenance and support.

Cost of Sales

Cost of sales consists of:

•	Software and other cost of sales, including purchased components and third-party royalties included in software and hardware sales to our customers;

•	Professional services cost of sales, including headcount and related costs incurred in our performance of SaaS offerings, installation, custom engineering services, training, consulting and project management;

•	Maintenance and EDI cost of sales, including headcount and related costs and direct third-party costs incurred to fulfill our maintenance and support obligations and to deliver EDI services; and

•	Depreciation and amortization, including any impairment, for amounts assessed on capital equipment used to fulfill contract obligations as well as our purchased and developed software and backlog assets. Depreciation and amortization are recorded over the respective assets’ useful lives. Each quarter we test our purchased and developed software for impairment by comparing its net realizable value (estimated using undiscounted future cash flows) to the carrying value of the software. If the carrying value of the software exceeds its net realizable value, we record an impairment charge in the period in which the impairment is incurred equal to the amount of the difference between the carrying value and estimated undiscounted future cash flows.

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

Loss on Debt Extinguishment

Loss on debt extinguishment includes charges for unamortized debt issuance costs, unamortized net debt discount and early retirement costs.

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

Index
Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•	In the second quarter of 2013, we entered into a new senior secured credit facility (Credit Agreement) consisting of a six-year term loan (the Term Loan) of $255 million issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20 million. While the interest on the borrowings under the credit facility is variable, we made an election pursuant to the Credit Agreement, with respect to the interest period, such that the Term Loan bore interest at a fixed rate of 6.00% during 2013. As part of this transaction, we incurred $4.6 million of debt issuance related costs, which will be amortized over the life of the Term Loan. The Term Loan replaces $252 million of Senior Secured Notes that bore interest at 11.75% (Notes), which we retired at the same time the Term Loan was funded. We recorded charges of $5.2 million for unamortized debt issuance costs, $1.7 million for unamortized net debt discount and $16.9 million of early retirement costs associated with the extinguishment for the Notes.

•	In 2013, we completed certain restructuring initiatives. These initiatives included the end of life of specific, non-core products at low or negative margins, consolidations of operations surrounding three facilities and the reorganization of our leadership team and sales organization. As a result, we incurred $3.9 million of employee termination and contract exit costs that were recorded in restructuring and other expenses in our statement of operations.

•	During the fourth quarter of 2012, we recorded charges of $3.9 million related to third party licenses and technology considered unusable, $1.3 million for the write-off of acquired intangibles and $9.2 million related primarily to uncollectible billings from customer contracts obtained through acquisitions in the past few years.

•	We completed restructuring initiatives in September 2012 to reduce our workforce and in August 2011 concurrent with the acquisition of OIS. These initiatives assisted in providing operational rigor to a combined, larger organization and enabled us to decrease costs as a percentage of revenue (most notably general and administrative costs).

•	We issued $200.0 million of Notes in April 2010 as part of the financing for the acquisition of AMICAS. We issued additional Notes in June 2011 to redeem and retire our Series A Preferred Stock (which had been issued as part of the financing for the acquisition of AMICAS). We issued these additional $52.0 million of Notes at 103.0% of the principal amount with terms identical to the Notes issued in April 2010. We used these proceeds to retire all 41,750 outstanding shares of our Series A Preferred Stock at the face value of $41.8 million and paid cumulative dividends of $7.3 million (which were accruing at a 15% annual compounded rate). The year ended December 31, 2012 includes twelve months of interest expense and amortization of the premium and certain issuance costs, whereas the year ended December 31, 2011 includes only seven months. Also, in the year ended December 31, 2011 we incurred $3.2 million in costs related to the issuance of the additional Notes, including $1.7 million which was expensed in “other expense, net” of our statement of operations and $1.5 million which was capitalized and amortized into interest expense over the then remaining term of the Notes.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index
	Years Ended December 31,				Change
	2013	% (1)	2012	% (1)	$	%

Net sales:
Software and other	$78,575	33.9%	$94,466	38.0%	$(15,891)	-16.8%
Professional services	43,830	18.9%	40,978	16.4%	2,852	7.0%
Maintenance and EDI	109,262	47.2%	113,460	45.6%	(4,198)	-3.7%
Total net sales	231,667	100.0%	248,904	100.0%	(17,237)	-6.9%
Cost of sales:
Software and other	41,813	53.2%	43,281	45.8%	(1,468)	-3.4%
Professional services	25,114	57.3%	24,693	60.3%	421	1.7%
Maintenance and EDI	28,989	26.5%	31,090	27.4%	(2,101)	-6.8%
Depreciation, amortization and impairment	6,980	3.0%	8,987	3.6%	(2,007)	-22.3%
Total cost of sales	102,896	44.4%	108,051	43.4%	(5,155)	-4.8%
Total gross margin	128,771	55.6%	140,853	56.6%	(12,082)	-8.6%

Gross margin by net sales category (2)
Software and other	36,762	46.8%	51,185	54.2%	(14,423)	-28.2%
Professional services	18,716	42.7%	16,285	39.7%	2,431	14.9%
Maintenance and EDI	80,273	73.5%	82,370	72.6%	(2,097)	-2.5%

Operating expenses:
Sales and marketing	36,585	15.8%	43,908	17.6%	(7,323)	-16.7%
Product research and development	32,388	14.0%	32,419	13.0%	(31)	-0.1%
General and administrative	34,689	15.0%	42,366	17.0%	(7,677)	-18.1%
Acquisition-related expenses	906	0.4%	3,402	1.4%	(2,496)	-73.4%
Restructuring and other expenses	3,856	1.7%	830	0.3%	3,026	NM
Depreciation, amortization and impairment	10,540	4.5%	11,308	4.5%	(768)	-6.8%
Total operating costs and expenses	118,964	51.4%	134,233	53.9%	(15,269)	-11.4%
Operating income (loss)	9,807	4.2%	6,620	2.7%	3,187	48.1%
Loss on debt extinguishment	(23,822)	-10.3%	-	0.0%	(23,822)	NM
Other expense, net	(22,079)	-9.5%	(31,349)	-12.6%	9,270	-29.6%
Loss before income taxes	(36,094)	-15.6%	(24,729)	-9.9%	(11,365)	46.0	%(3)
Income tax expense	2,889	1.2%	4,091	1.6%	(1,202)	-29.4%
Net loss	$(38,983)	-16.8%	$(28,820)	-11.6%	$(10,163)	35.3	%(3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2013 were $78.6 million, a decrease of $15.9 million, or 16.8% from $94.5 million in 2012.  Software and other sales decreased $21.6 million in the Healthcare segment, primarily due to the customer buying delays we experienced as a result of the previously discussed change in market conditions in 2013.  Software and other sales increased $5.7 million in the DNA segment, primarily due to the sale of digital kiosks in 2013 for $3.1 million more than the prior year, as we exited this low margin product line, and increased clinical trials bookings which drove the remainder of the increase.  Software and hardware orders sold through perpetual software agreements in the Healthcare segment are typically fulfilled, and revenue recognized, in either the quarter signed or the following few quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2013 were $43.8 million, an increase of $2.8 million, or 7.0% from $41.0 million in 2012.  Professional services sales in our Healthcare segment increased $0.7 million as a direct result of the increase in overall perpetual software license agreements.  Professional services sales in our DNA segment increased $2.1 million, primarily due to increased clinical trials sales.  Revenue recognized from professional services sales generally lag software and other sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2013 were $109.3 million, a decrease of $4.2 million, or 3.7%, from $113.5 million in 2012. The decrease is primarily due to a decrease in software maintenance support sales as we exited unprofitable product lines (see restructuring and other expenses discussion).

Index
Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $36.8 million in 2013, a decrease of $14.4 million, or 28.2%, from $51.2 million in 2012.  Gross margin as a percentage of software and other sales decreased to 46.8% in 2013 from 54.2% in 2012, due to a decrease in software sales which produce a much greater margin than do hardware sales.  Hardware sales were 48.0% of software and other sales in 2013 compared to 40.0% in 2012, primarily due to the aforementioned kiosk sales.  We expect gross margins on software and other sales to fluctuate depending on the software and hardware mix.

Gross Margin – Professional Services Sales. Gross margin on professional service sales was $18.7 million in 2013, an increase of $2.4 million, or 14.9%, from $16.3 million in 2012.  Gross margin as a percentage of professional service sales increased to 42.7% in 2013 from 39.7% in 2012, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $80.3 million in 2013, a decrease of $2.1 million, or 2.5%, from $82.4 million in 2012.  Gross margin as a percentage of maintenance and EDI sales increased to 73.5% in 2013 compared to 72.6% in 2012, as we continue to focus on controlling third party costs.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment decreased $2.0 million, or 22.3%, to $7.0 million in 2013 from $9.0 million in 2012, primarily due to a decrease in amortization related to certain acquired intangible assets which were written off in 2012, including the related $0.8 million charge for the write-off of those acquired intangibles in 2012.

Sales and Marketing

Sales and marketing expense decreased $7.3 million, or 16.7%, to $36.6 million in 2013 from $43.9 million in 2012.  As a percentage of net sales, sales and marketing decreased by 1.8%, to 15.8%, primarily due to the restructuring activity undertaken in the third quarter of 2013.

Product Research and Development

Product research and development expense in 2013 was flat when compared to 2012. As a percentage of net sales, product research and development increased to 14.0% in 2013 compared to 13.0% in 2012as we continued to invest in both new product innovation and enhancement of our existing solutions.

General and Administrative

General and administrative expense decreased $7.7 million, or 18.1%, to $34.7 million in 2013 from $42.4 million in 2012. Offsetting factors caused this change and include a reduction in bad debt expense of $7.0 million, a favorable non-cash settlement of $2.5 million in 2013 (for which significant legal costs were incurred in prior periods) and the negative impacts from a $1.3 million non-cash charge relating to the settlement involving an insignificant acquisition and a $0.9 million non-cash charge associated with stock consideration provided for in the settlement of a lawsuit that existed at the time of an insignificant acquisition.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred to effect business combinations, including banking, legal, accounting, valuation and other professional or consulting fees.  Acquisition-related expenses decreased $2.5 million in 2013 to $0.9 million, from $3.4 million in 2012 primarily due to reduced activities in the year.

Restructuring and other expenses

We incurred $3.9 million and $0.8 million of employee termination and contract exit costs that were recorded in restructuring and other expenses in our statement of operations in 2013 and 2012, respectively, as a result of the previously discussed initiatives in each year.

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $0.8 million, or 6.8%, to $10.5 million in 2013 from $11.3 million in 2012.

Loss on Debt Extinguishment

During the second quarter of 2013, we recorded a charge of $23.8 million for the early extinguishment of our Notes. This charge consisted of $5.2 million for unamortized debt issuance costs, $1.7 million for unamortized net debt discount and $16.9 million for early retirement costs.

Index
Other Expense, net

Other expense, net decreased $9.2 million to $22.1 million in 2013 compared to $31.3 million in 2012. The decrease is primarily due to debt refinancing activities that resulted in a lower interest rate and $11.2 million less expense in 2013.   Other expense, net included a $0.6 million realized loss on an equity investment in 2013,  while 2012 included a $0.5 million gain on the same equity security investment as well as a favorable legal settlement of $0.3 million.

Income Tax Expense

In 2013, we recorded income tax expense of $2.9 million on a pre-tax book loss of $36.1 million, resulting in a negative annual effective tax rate of 8.0% compared to a $4.1 million tax expense in 2012 and a negative effective tax rate of 16.5% The tax expense in each year resulted from profitable Canadian operations (which was greater in 2012), state income taxes, and the deferred effect of tax deductible goodwill amortization.  Only the state income taxes resulted in cash tax payments.  Our expected effective income tax rate is volatile and may move up or down with changes in, among other items, operating income and the results of changes in tax law and regulations of the U. S. and the foreign jurisdictions in which we operate.

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

Net Sales

Software and Other Sales.  Total software and other sales in 2012 were $94.5 million, an increase of $13.5 million, or 16.7%, from $80.9 million in 2011.  Software and other sales increased $11.5 million in the DNA segment, primarily due to $9.1 million in sales and rentals of kiosks as well as an increase in clinical trials software sales of $2.4 million.  Software and other sales also increased $2.0 million in the Healthcare segment, primarily due to an increase in our interoperability solution, which was introduced in January 2011.  Software and hardware orders sold through perpetual software agreements in the Healthcare segment are typically fulfilled, and revenue recognized, in either the quarter signed or the following two quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index
Professional Services Sales.  Total professional services sales in 2012 were $41.0 million, a decrease of $0.9 million, or 2.2%, from $41.9 million in 2011.  Professional services sales in our Healthcare segment increased $4.1 million, primarily due to a greater number of projects in 2012 compared to 2011.  This increase was offset by a decrease of $5.0 million in our DNA segment, primarily due to an enhancement to the clinical trial platform that resulted in less professional services being required.  Revenue recognized from professional services sales generally lag software and other sales by one or three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2012 were $113.5 million, an increase of $3.9 million, or 3.5%, from $109.6 million in 2011 primarily due to maintenance revenue related to new contracts which exceeded the rate of attrition from our existing maintenance customer base.

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $51.2 million in 2012, a decrease of $0.7 million, or 1.3%, from $51.9 million in 2011.  Gross margin as a percentage of software and other sales decreased to 54.2% in 2012 from 64.1% in 2011, due to $2.0 million related to third party licenses and $1.9 million in technology considered unusable and an increase in hardware sales, which are at lower margins than those involving software only.  Hardware sales were 40.0% of software and other sales in 2012 compared to 32.0% in 2011, primarily due to the kiosk sales.  We expect gross margins on software and other sales to fluctuate depending on the software and hardware mix.

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

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $82.4 million in 2012, an increase of $1.9 million, or 2.3%, from $80.5 million in 2011.  Gross margin as a percentage of maintenance and EDI sales increased to 72.6% in 2012 compared to 73.5% in 2011, primarily due to an increase in third party maintenance costs.

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

General and Administrative

General and administrative expense increased $9.8 million, or 30.0%, to $42.4 million in 2012 from $32.6 million in 2011, due to an increase of $9.1 million related to bad debt expense primarily due to our reserve for revenue in excess of billings and uncollectible billings from customer contracts obtained through acquisitions in the past few years, an increase of $2.4 million related to increased headcount, offset by a decrease in charitable contributions of $1.9 million.

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

Depreciation, Amortization and Impairment

Depreciation, amortization and impairment expense decreased $1.6 million, or 12.1%, to $11.3 million in 2012 from $12.9 million in 2011.  Upon completion of a product rationalization and a product being rebranded in the fourth quarter of 2012, we recorded a $0.5 million charge to trade names.  Upon completion of a product rebranding initiative in the second quarter of 2011, we recorded a $2.9 million charge due to the impairment of our trade names associated with certain products.  This decrease was offset by a $0.7 million increase due to prior year acquisitions.

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

Liquidity and Capital Resources

Our cash and cash equivalents were $19.7 million at December 31, 2013, a decrease of approximately $16.2 million, or 45.1%, from our balance of $35.9 million at December 31, 2012.  This decrease is primarily the result of using $21.5 million of cash to complete the refinancing of our debt (excluding interest) during the second quarter and the use of $15.0 million to make voluntary principal payments under the Credit Agreement.  In addition to the aforementioned change in cash, the working capital decrease is primarily due to a $10.2 million decrease of accounts receivable and $6.7 million decrease in the revenue in excess of billings account within other current assets as a result of significant strides in the timeliness of both billing and collection activities in 2013.    In connection with the Credit Agreement, we entered into a five-year revolving credit facility of up to $20.0 million, which we may use for working capital and for general corporate purposes, but have not yet drawn upon.

Index
The net change in cash and cash equivalents (including restricted cash) is attributed to the following factors:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Cash received from (paid for):
Issuance of debt, net of OID of $2.5 and equity	$252.5	$-	$53.6
Retirement of debt, including prepayment penalty of $16.9	(268.9)	-	-
Principal payments on notes	(16.3)	-	(4.6)
Interest paid, net	(24.8)	(29.7)	(25.7)
Debt and equity issuance costs	(4.6)	-	(3.2)
Redemption of preferred stock	-	-	(41.8)
Payment of preferred stock dividends	-	-	(7.3)
Proceeds from stock option exercises	1.2	0.7	-
Acquisitions, net of cash acquired	-	(0.9)	(2.9)
Restructuring initiatives	(2.8)	(1.5)	(1.9)
Acquisition related expenses	(1.1)	(1.0)	(1.8)
Sale of investment	1.8	-	-
Property and equipment purchases	(2.2)	(2.2)	(1.9)
Purchased technology	(0.5)	-	-
Capitalized software development	(0.1)	-	-
Settlements with former officers	-	-	(0.9)
Other non-operating cash flows	-	-	0.4
Business operations	49.6	31.3	36.2
Decrease in cash, including restricted cash	$(16.2)	$(3.3)	$(1.8)

Operating Cash Flows

As set forth in the statement of cash flows included in our audited financial statements, cash provided by operating activities was $21.3 million in 2013, compared to cash used in operating activities of $0.7 million in 2012.  The net loss in 2013 of $39.0 million includes non-cash expenses of $51.3 million. We incurred $24.8 million in interest expense on our $252.0 million of extinguished Notes as well as the applicable portion of the quarterly interest payments under our new Term Loan (which is due on the last day of each calendar quarter).  Additionally, $2.8 million was paid related to restructuring activities during 2013 with $1.3 million remaining to be paid in future periods.

Average quarterly DSO in 2013 was 106 days compared to a quarterly average of 103 days in 2012.

Investing Cash Flows

Cash used in investing activities was $0.6 million in 2013, compared to cash used in investing activities of $3.4 million in 2012.  In 2013, we purchased $2.8 million in fixed assets and acquired technology, and incurred a $0.4 million decrease in restricted cash.  In 2012, we paid $0.9 million, net of cash acquired, for insignificant acquisitions, purchased $2.2 million in fixed assets, and incurred a $0.1 million increase in restricted cash.

Financing Cash Flows

Cash used in financing activities was $36.3 million in 2013, compared to cash provided by financing activities of $0.6 million in 2012. The change of $36.9 million is primarily due to debt refinancing which consisted of a $16.9 million penalty for early extinguishment of debt and debt issuance costs of $4.6 million. Additionally, required minimum Term Loan principal payments of $1.3 million and voluntary principal payments of $15.0 million were made during the year ended December 31, 2013. In the years ended December 31, 2013, 2012 and 2011, we also received $1.5 million, $1.0 million and $1.2 million, respectively in proceeds from the exercise of stock options and shares purchased under the employee stock purchase plan.

Index
Contractual Obligations

Total outstanding commitments as of December 31, 2013 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$14,722	$2,313	$3,911	$2,764	$5,734
Capital leases (including interest)	989	712	277	-	-
Acquisition obligations	2,240	1,967	273	-	-
Term loan (including interest)	314,682	16,955	33,456	32,850	231,421
Patent license obligation	1,250	125	250	250	625
Other notes payable (including interest)	38	15	23	-	-
Total	$333,921	$22,087	$38,190	$35,864	$237,780

The above obligations include lease payments involving facilities that we have either ceased to use or previously abandoned.

We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments except for the contractual obligations shown above and restricted cash of $0.4 million (primarily letters-of-credit related to our leased facilities) at December 31, 2013.

As of December 31, 2013, approximately $1.1 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General
We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including minimum principal and interest payments due under the Term Loan.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets, however our ability to undertake such transactions may be limited by the Credit Agreement.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2014 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.  Liquidity on a go forward basis is dependent on our ability to meet covenants in our Credit Agreement, including our financial covenants, in particular a debt-to-adjusted-EBITDA ratio with a maximum allowance of 5.5 : 1 as of December 31, 2013.  As of December 31, 2013, our debt-to-adjusted EBITDA ratio was 5.3 : 1.  For a description of the other covenants included in our Credit Agreement, see Note 6 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Index
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

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2013 are recoverable in future periods.

Index
We review goodwill for impairment annually or more frequently if impairment indicators arise. Our policy provides that goodwill will be reviewed for impairment as of October 1st of each year.  In calculating potential impairment losses, we evaluate the fair value of our reporting units using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.   We use a two-step impairment test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining goodwill to a revised amount.  We performed our goodwill testing and determined that there is no impairment as of December 31, 2013, since the fair value of our reporting units substantially exceeded the carrying value.

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

Loss Contingencies

We have accrued for costs as of December 31, 2013 and may, in the future, accrue for costs associated with certain contingencies when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, statement of operations, or related disclosures.

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in ASC Topic 220 (Comprehensive Income).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have implemented this amendment and included the required disclosure in the Notes to the Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  The guidance is not expected to have a material impact on our statement of operations, financial position, or cash flows.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.   The adoption of ASU No. 2012-014 did not have a material impact on our statement of operations, financial position or cash flows.

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

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2013, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $19.7 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our net income (loss) would vary by approximately $0.2 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

Our indebtedness under the senior secured credit facility bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2013, our outstanding borrowings under the term loan facility were $236.4 million (net of $2.3 million unamortized original issue discount). As of December 31, 2013, current borrowings under our credit agreement had an effective interest rate of 6.5% and weighted average interest rate of 6.00%, determined as the LIBOR rate (subject to a 1.25% floor) plus 4.75%.

As required by the terms of the Credit Agreement, we entered into a two-year, interest rate cap at 3.00% for 50% of the total amount of Term Loan principal outstanding on October 21, 2013. See Part II Item 8, Note 6 for more information on the refinancing of our debt. We will continue to assess the appropriateness of hedging interest rate risk with our outstanding variable debt under our current senior secured credit facilities.

Our net income would likely be affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facility is subject to a 1.25% LIBOR floor. Therefore, a 100 basis point increase in the December 31, 2013 market interest rate would increase interest expense under the revolving credit facilitiy and term loan by approximately $1.2 million on an annual basis.

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
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated (“the Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014, expressed an unqualified opinion thereon.

/s/BDO USA, LLP
Milwaukee, Wisconsin
March 14, 2014

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,	December 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents, including restricted cash of $392 at December 31, 2013 and $813 at December 31, 2012	$19,729	$35,875
Accounts receivable, net of reserves of $11,938 and $14,074 at December 31, 2013 and December 31, 2012	61,895	72,065
Inventory	5,851	5,979
Prepaid expenses	4,803	4,972
Deferred income taxes	1,915	3,135
Other current assets	12,631	21,621
Total current assets	106,824	143,647
Property and equipment:
Computer equipment	8,930	7,754
Office equipment	2,857	2,699
Leasehold improvements	1,870	1,287
	13,657	11,740
Less accumulated depreciation	8,918	6,776
Net property and equipment	4,739	4,964
Purchased and developed software, net of accumulated amortization of $18,570 and $13,884 at December 31, 2013 and December 31, 2012	14,882	19,007
Other intangible assets, net of accumulated amortization of $34,466 and $25,007 at December 31, 2013 and December 31, 2012	26,200	35,628
Goodwill	214,374	214,312
Deferred income taxes	6,979	7,041
Other assets	8,413	12,254
Total assets	$382,411	$436,853
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,072	$24,438
Current maturities of long-term debt	2,490	-
Interest payable	-	4,944
Accrued wages	5,559	5,881
Restructuring accrual	1,301	222
Other current liabilities	8,205	12,606
Deferred revenue	55,183	52,355
Total current liabilities	94,810	100,446
Long-term debt, less current maturities, net of unamortized discount	233,942	250,046
Deferred income taxes	4,065	3,046
Deferred revenue	378	894
Income taxes payable	1,399	1,040
Other liabilities	2,557	3,920
Total liabilities	337,151	359,392
Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized; none issued	-	-
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 96,688,889 and 93,137,737shares issued and outstanding at December 31, 2013 and December 31, 2012	967	931
Common stock subscribed, 26,259 and 158,395 shares at December 31, 2013 and December 31, 2012	57	934
Additional paid-in capital	585,102	577,774
Accumulated deficit	(543,175)	(504,195)
Accumulated other comprehensive income	1,862	1,567
Total Merge shareholders' equity	44,813	77,011
Noncontrolling interest	447	450
Total shareholders' equity	45,260	77,461
Total liabilities and shareholders' equity	$382,411	$436,853

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2013	2012	2011
Net sales:
Software and other	$78,575	$94,466	$80,948
Professional services	43,830	40,978	41,905
Maintenance and EDI	109,262	113,460	109,575
Total net sales	231,667	248,904	232,428
Cost of sales:
Software and other	41,813	43,281	29,090
Professional services	25,114	24,693	21,134
Maintenance and EDI	28,989	31,090	29,090
Depreciation, amortization and impairment	6,980	8,987	9,340
Total cost of sales	102,896	108,051	88,654
Gross margin	128,771	140,853	143,774
Operating costs and expenses:
Sales and marketing	36,585	43,908	38,800
Product research and development	32,388	32,419	27,542
General and administrative	34,689	42,366	32,579
Acquisition-related expenses	906	3,402	1,614
Restructuring and other expenses	3,856	830	1,216
Depreciation, amortization and impairment	10,540	11,308	12,868
Total operating costs and expenses	118,964	134,233	114,619
Operating income	9,807	6,620	29,155
Other income (expense):
Interest expense	(21,762)	(32,926)	(29,421)
Interest income	514	766	506
Loss on debt extinguishment	(23,822)	-	-
Other, net	(831)	811	(2,106)
Total other income (expense)	(45,901)	(31,349)	(31,021)
Loss before income taxes	(36,094)	(24,729)	(1,866)
Income tax expense	2,889	4,091	3,665
Net loss	(38,983)	(28,820)	(5,531)
Less: noncontrolling interest's share	(3)	(18)	(10)
Net loss attributable to Merge	(38,980)	(28,802)	(5,521)
Less: preferred stock dividends	-	-	3,153
Net loss attributable to common shareholders of Merge	$(38,980)	$(28,802)	$(8,674)
Net loss per share attributable to common shareholders of Merge - basic	$(0.42)	$(0.31)	$(0.10)
Weighted average number of common shares outstanding - basic	93,727,394	92,128,717	86,647,097
Net loss per share attributable to common shareholders of Merge - diluted	$(0.42)	$(0.31)	$(0.10)
Weighted average number of common shares outstanding - diluted	93,727,394	92,128,717	86,647,097

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2013	2012	2011

Net loss	$(38,983)	$(28,820)	$(5,531)
Translation adjustment	(103)	4	25
Change in fair value of marketable security, net of income taxes	398	(50)	44
Comprehensive loss	(38,688)	(28,866)	(5,462)
Less: noncontrolling interest's share	(3)	(18)	(10)
Comprehensive loss attributable to Merge	$(38,685)	$(28,848)	$(5,452)

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2013, 2012 and 2011
(in thousands, except for share data)

	Preferred Stock		Common Stock						Accumulated
							Additional		Other	Total Merge	Non-	Total
	Shares	Issued	Shares	Subscribed	Shares	Issued	Paid-in	Accumulated	Comprehensive	Shareholders’	controlling	Shareholders’
	Issued	Amount	Subscribed	Amount	Issued	Amount	Capital	Deficit	Income	Equity	Interest	Equity

Balance at December 31, 2010	41,750	$41,750	991,053	$3,323	83,258,123	$833	$527,228	$(469,872)	$1,544	$104,806	$-	$104,806
Redemption and cancellation of Series A Preferred Stock	(41,750)	(41,750)	-	-	-	-		-	-	(41,750)	-	(41,750)
Stock issued for charitable contribution	-	-	-	-	485,232	5	1,846	-	-	1,851	-	1,851
Stock activity for acquisitions	-	-	(798,835)	(2,043)	6,843,733	68	36,777	-	-	34,802	-	34,802
Stock issued under ESPP	-	-	2,898	31	56,465	-	263	-	-	294	-	294
Exercise of stock options	-	-	-	-	295,500	3	869	-	-	872	-	872
Share-based compensation expense	-	-	-	-	-	-	3,908	-	-	3,908	-	3,908
Preferred stock dividends paid	-	-	-	-	-	-	(7,328)	-	-	(7,328)	-	(7,328)
Net loss	-	-	-	-	-	-	-	(5,521)	-	(5,521)	(10)	(5,531)
Other comprehensive income	-	-	-	-	-	-	-	-	69	69	-	69
Noncontrolling interest acquired	-	-	-	-	-	-	-	-	-	-	478	478
Balance at December 31, 2011	-	$-	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471
Stock activity for acquisitions	-	-	(53,574)	(373)	1,410,491	14	5,561	-	-	5,202	-	5,202
Stock issued under ESPP	-	-	16,853	(4)	92,886	1	356	-	-	353	-	353
Exercise of stock options	-	-	-	-	190,269	2	686	-	-	688	-	688
Issuance of restricted shares	-	-	-	-	505,038	5	1,822	-	-	1,827	-	1,827
Share-based compensation expense	-	-	-	-	-	-	5,786	-	-	5,786	-	5,786
Net loss	-	-	-	-	-	-	-	(28,802)	-	(28,802)	(18)	(28,820)
Other comprehensive loss	-	-	-	-	-	-	-	-	(46)	(46)	-	(46)
Balance at December 31, 2012	-	$-	158,395	$934	93,137,737	$931	$577,774	$(504,195)	$1,567	$77,011	$450	$77,461
Stock activity for acquisitions	-	-	(122,292)	(850)	40,225	1	123	-	-	(726)	-	(726)
Stock issued for settlement	-	-	-	-	400,000	4	881	-	-	885	-	885
Stock issued under ESPP	-	-	(9,844)	(27)	108,427	1	279	-	-	253	-	253
Exercise of stock options	-	-	-	-	902,500	9	1,227	-	-	1,236	-	1,236
Issuance of restricted shares	-	-	-	-	2,100,000	21	(21)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	4,839	-	-	4,839	-	4,839
Net loss	-	-	-	-	-	-	-	(38,980)	-	(38,980)	(3)	(38,983)
Other comprehensive income	-	-	-	-	-	-	-	-	295	295	-	295
Balance at December 31, 2013	-	$-	26,259	$57	96,688,889	$967	$585,102	$(543,175)	$1,862	$44,813	$447	$45,260

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(38,983)	$(28,820)	$(5,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	17,520	20,295	22,208
Share-based compensation	4,839	5,786	3,908
Amortization of term loan and note payable issuance costs & discounts	1,649	2,724	2,393
Unrealized gain on equity security	-	(486)	-
Realized loss (gain) on equity security	745	-	(405)
Change in contingent consideration for acquisitions	-	1,380	345
Loss on extinguishment of debt	23,822	-	-
Provision for doubtful accounts receivable and allowances, net of recoveries	693	10,523	2,766
Deferred income taxes	2,301	3,581	8,108
Stock issued for charitable contribution	-	-	1,851
Loss on acquisition settlement	1,345	-	-
Stock issued for lawsuit settlement	885	-	-
Gain on lawsuit settlement	(2,500)	-	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	9,476	(9,659)	(19,031)
Inventory	128	(1,261)	888
Prepaid expenses	(708)	(148)	(768)
Accounts payable	(2,243)	2,258	1,329
Accrued wages	(322)	(979)	1,489
Restructuring accrual	1,079	(1,297)	(782)
Other accrued liabilities	(6,585)	(556)	(4,866)
Deferred revenue	2,312	(422)	(4,524)
Other	5,828	(3,559)	(7,689)
Net cash provided by (used in) operating activities	21,281	(640)	1,689

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	(876)	(1,277)
Investment in securities	-	(240)	-
Purchases of property, equipment, and leasehold improvements	(2,239)	(2,174)	(1,976)
Purchased technology	(450)	-	-
Capitalized software development	(85)	-	-
Change in restricted cash	422	(106)	940
Proceeds from sale of equity investment	1,785	-	405
Net cash used in investing activities	(567)	(3,396)	(1,908)

Cash flows from financing activities:
Proceeds from issuance of term notes	-	-	53,560
Proceeds from debt issuance	252,450	-	-
Retirement of debt	(252,000)	-	-
Penalty for early extinguishment of debt	(16,863)	-	-
Note issuance costs paid	(4,588)	-	(1,528)
Proceeds from exercise of stock options and employee stock purchase plan	1,489	1,039	1,166
Principal payments on notes	(16,286)	(37)	(4,591)
Redemption and retirement of preferred stock	-	-	(41,750)
Principal payments on capital leases	(535)	(396)	(4)
Preferred stock dividends	-	-	(7,328)
Net cash (used in) provided by financing activities	(36,333)	606	(475)

Effect of exchange rates on cash and cash equivalents	(106)	(73)	(123)

Net decrease in cash and cash equivalents	(15,725)	(3,503)	(817)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	35,062	38,565	39,382
Cash and cash equivalents (net of restricted cash), end of period (2)	$19,337	$35,062	$38,565

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$24,847	$29,792	$25,723
Cash paid for income taxes, net of refunds	$411	$261	$934

Non-Cash Investing and Financing Activities
Equity securities received in settlement of receivable	$-	$1,530	$-
Value of Common Stock issued for acquisitions and returns for settlements	$(726)	$7,029	$34,802
Assets purchased under capital lease obligations	$187	$1,412	$190
Assets purchased under lease line facility	$-	$897	$-

(1) Net of restricted cash of $813, $707, and $1,647 at December 31, 2012, 2011, and 2010, respectively.

(2) Net of restricted cash of $392, $813, and $707 at December 31, 2013, 2012 and 2011, respectively.

See accompanying notes to consolidated financial statements.

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Consolidated Financial Statements
(in thousands, except for share and per share data)

(1)  Basis of Presentation and Significant Accounting Policies

Nature of Operations

Merge Healthcare Incorporated and its subsidiaries or affiliates (collectively Merge, we, us, or our) is an enterprise image provider dedicated to healthcare information technology (IT) solutions.  We develop software solutions that facilitate the management of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, the profitability of outpatient imaging practices in the face of declining reimbursement and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.

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

Use of Estimates

Our consolidated financial statements are prepared in accordance with United States of America (U.S.) generally accepted accounting principles (GAAP).  These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Estimates are used when accounting for items and matters such as revenue recognition and allowances for uncollectible accounts receivable, sales returns and revenue recognized in excess of billings, inventory obsolescence, depreciation and amortization, long-lived and intangible asset valuations, impairment assessments, restructuring reserves, taxes and related valuation allowance, income tax provisions, stock-based compensation, and contingencies.  We believe that the estimates, judgments and assumptions are reasonable, based on information available at the time they are made.  Actual results may differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation.

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

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non‑marketable equity securities, accounts payable, notes payable, and certain accrued liabilities.  The carrying amounts of these assets and liabilities approximate fair value due to the short maturity of these instruments, except for the notes payable and non‑marketable equity securities.  The carrying amount of the notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.

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

We also consider additional information in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, or circumstances indicate a transaction is not suitable for fair value measurement.  See Note 4 for further discussion of the fair value of our financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash), money market accounts and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  As of December 31, 2013, cash and cash equivalents were $19,729, including restricted cash of $392.  Restricted cash consisted of letters-of-credit relating to our leased facilities.

Inventory

Inventory, consisting principally of finished goods (primarily purchased third-party hardware) is stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.  We also maintain inventory reserves for excess and obsolete inventory determined based on the age of our inventory.

Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, unbilled A/R from acquisitions, an equity investment and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2013 and 2012:

	Balance at December 31,
	2013	2012
Revenue recognized in excess of billings, net of reserves of 2,249 and $1,763, respectively	$12,069	$18,812
Equity investment	-	2,016
Other non-trade receivables	426	793
Other current assets	136	-
	$12,631	$21,621

During the third quarter of 2013, we sold the equity investment that was included in other current assets as of December 31, 2012.  See Note 4, Fair Value Measurements for additional discussion of this sale.

The following table shows the changes in our reserves for revenue recognized in excess of billings:

	Balance at Beginning of Period	Net Additions Charged to Expenses	Deductions	Balance at End of Period
For year ended December 31,:
2013	$1,763	$1,279	(793)	$2,249
2012	235	1,528	-	1,763

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

Index
Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Property and equipment are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  Useful lives of our major classes of property and equipment are three years for computer equipment and three to five years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.  We recorded depreciation expense of $3,394, $3,752 and $3,955 in 2013, 2012 and 2011, respectively.

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

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these assets with estimable useful lives and determined that their carrying values as of December 31, 2013 are recoverable in future periods.

All research and development costs incurred prior to the point at which management believes a project has reached technological feasibility or incurred in the preliminary stages of development are expensed as incurred.

We review goodwill for impairment annually on October 1st, or more frequently if impairment indicators arise.  During 2012, our reporting units changed from Merge Healthcare and Merge eClinical to Merge Healthcare and Merge Data and Analytics (DNA) due to the level of discrete financial information as well as the aggregation of Merge’s components, which exhibit similar long term performance and have similar economic characteristics.  In calculating potential impairment losses, we evaluate the fair value of our reporting units using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  We use a two-step impairment test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  We performed our annual goodwill testing and determined that there is no impairment, since the fair value of our reporting units substantially exceeded the carrying value.

Other Current Liabilities

Other current liabilities consist primarily of customer deposits, the current portion of an acquisition obligation, accrued taxes, lease line facility, leases payable, and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2013 and 2012:

	Balance at December 31,
	2013	2012
Customer deposits	$2,697	$3,409
Acquisition obligation	1,967	2,815
Accrued taxes	918	998
Leases line facility	-	897
Leases payable	-	83
Other liabilities	2,623	4,404
	$8,205	$12,606

Index
The acquisition obligation relates to the current portion of the balance due for an insignificant acquisition completed in 2011.  The non-current portion of $273 and $2,041 is recorded in other non-current liabilities in our consolidated balance sheets as of December 31, 2013 and 2012, respectively.  Total amounts to be paid under this obligation of $1,967 and $273 in 2014 and 2015, respectively, were recorded at their discounted amounts based on the payment due dates.

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

Index
Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income, and are further detailed in Note 4 for the years ended December 31, 2013 and 2012.

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

Provided that evidence of an arrangement exists, fees are fixed or determinable, collection of the related receivable is probable, fair value for the undelivered elements exist and there are no other contract considerations resulting in the deferral of revenue, we typically recognize revenue in the following manner:

•	Software licenses and hardware are recognized upon delivery, while installation, engineering services, training, and consulting services are recognized as performed and maintenance and support is recognized ratably over the period in which the services are performed. This is the primary method used for sales of software products which are typically fully functional upon delivery and do not require significant modification or alteration. Any subsequent software royalties associated with such contracts are generally recognized as reported by the customer. Revenue is also recognized in this manner for the majority of sales of additional modules to existing customers.

•	Merge sells software with or without various standard hardware components (i.e. servers, monitors, storage disk arrays, etc.). The hardware items are sold primarily as a convenience for its customers who may choose not to purchase it because either they already have the applicable hardware or they purchased the hardware directly from a third party vendor. We have a sufficient number of stand-alone sales of hardware to allow it to obtain vendor-specific objective evidence of fair value for the hardware. These arrangements include software that is more-than-incidental to the hardware. Therefore, the software is not essential to the functionality of the hardware (and vice versa). Software licenses sold through annual contracts that include software maintenance and support are deferred and recognized ratably over the one-year period.

Index
•	Revenues derived from SaaS offerings are generally recognized ratably as we provide software application-hosting and are recognized using the proportional performance method for services provided to customers under fixed-price contracts. Such contracts are entered into by certain customers with clinical trial products comprising the vast majority. These contracts consist of master agreements containing general terms and conditions and separately negotiated addendums (called task orders) which include services, software subscription and usage fees, and hosting fees. Customers generally have the ability to terminate contracts upon 30 days’ notice. However, these contracts typically require payment of fees earned from all services provided through the termination date.

•	If services are considered essential to the functionality of the software, revenue is recognized based on service hours expended through project completion and maintenance and support is recognized ratably over the applicable period.

•	EDI revenues are typically recognized monthly based on transactional volumes or a fixed fee.

If services are considered essential, we recognize revenue using either the proportional performance guidelines or percentage of completion accounting, as appropriate.  Revenue is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess the possible need for revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is possible that the estimates will change and could result in a material change of revenue recognized in the applicable period.  We record a loss for a contract at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues.  As of December 31, 2013, we have not experienced any material losses on uncompleted contracts.

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

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2013 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2015.   Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period.  As of December 31, 2013 and 2012, there was $12,069 and $18,812, net of reserves, recorded within other current assets related to revenue recognized that has not yet been billed.

We record reimbursable out-of-pocket expenses in both services and maintenance net sales and as a direct cost of services and maintenance.  The reimbursement by customers of shipping and handling costs are recorded in software and other net sales and the associated cost as a cost of sale.  Sales tax, if any, is passed on to our customers.

Share-Based Compensation
We calculate share-based compensation expense for option awards based on the estimated grant-date fair value using the Black-Scholes option pricing model, and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.  Share-based compensation expense for restricted stock awards is calculated based on the fair market value of the restricted stock awards at the date of grant, and recognized on a straight-line basis over the vesting period. We evaluate the assumptions used to value stock options and restricted stock awards on a quarterly basis.  The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised.  We consider different factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or have an effect on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, statement of operations, or related disclosures.

Index
In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which is included in ASC Topic 220 (Comprehensive Income).  The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. We have implemented this amendment and included the required disclosure in the Notes to the Consolidated Financial Statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  The guidance is not expected to have a material impact on our statement of operations, financial position, or cash flows.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements.  The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012.   The adoption of ASU No. 2012-014 did not have a material impact on our statement of operations, financial position or cash flows.

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

Our accounts receivable balance is reported net of an allowance for doubtful accounts and for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2013 and 2012, the allowances for estimated uncollectible accounts and sales returns were $11,938 and $14,074, respectively.

The following table shows the changes in our allowance for doubtful accounts and sales returns.

	Balance at Beginning of Period	Net Additions Charged to Revenue and Expenses	Deductions	Balance at End of Period
For year ended December 31,:
2013	$14,074	$693	$(2,829)	$11,938
2012	4,080	10,523	(529)	14,074
2011	1,322	2,766	(8)	4,080

Index
During the year ended December 31, 2013, we wrote off $2,492 of accounts receivable and had $337 of sales returns..

During the year ended December 31, 2012, we recorded a charge to bad debt expense for $12,051 within general and administrative in our statement of operations primarily due to uncollectible billings from customer contracts obtained through acquisitions in prior years.  The expense included a charge recorded in the fourth quarter of $7,855 related to a change in estimate to our allowance for bad debts and sales returns.  The effect of the change in estimate, which was recorded to general and administrative in our statement of operations, was to increase our net loss by $7,855 ($0.09 per share, net of income tax), for the year ended December 31, 2012.

(3) Goodwill and Other Intangible Assets

Goodwill

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amount in the years ended December 31, 2013 and 2012 was as follows:

	Total	Merge Healthcare	Merge DNA

Balance at December 31, 2011	$209,829	$-	$-
Increase due to acquisitions	4,431	-	-
Allocation to operating segments	-	194,115	20,145
Increase due to foreign currency	52	-	52
Balance at December 31, 2012	214,312	194,115	20,197
Increase due to foreign currency	62	-	62
Balance at December 31, 2013	$214,374	$194,115	$20,259

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of December 31, 2013 and 2012 as follows:

		December 31, 2013		December 31, 2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased software	3.8	$31,542	$16,885	$31,066	$12,350
Capitalized software	2.5	1,910	1,685	1,825	1,534
Customer relationships	5.3	46,333	22,740	46,302	15,012
Backlog	1.0	9,680	9,448	9,680	8,338
Trade names	6.9	1,463	605	1,463	446
Non-competes	3.3	3,190	1,673	3,190	1,211
Total		$94,118	$53,036	$93,526	$38,891

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

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2022, for the remaining periods is as follows:

Index
For the year ending December 31:	2014	12,378
2015		9,864
2016		7,819
2017		5,637
2018		3,402
Thereafter		1,982
Total		$41,082

Amortization expense, including impairments for our intangible assets, is set forth in the following table:

	Year Ended December 31,
	2013	2012	2011

Amortization included in cost of sales:
Purchased software	$4,525	$5,501	$4,915
Capitalized software	152	205	189
Backlog	1,110	2,211	3,745
Total	5,787	7,917	8,849

Amortization included in operating expenses:
Customer relationships	7,719	7,434	5,667
Trade names	159	732	3,241
Non-competes	461	461	496
Total	8,339	8,627	9,404
Total amortization	$14,126	$16,544	$18,253

(4)  Fair Value of Investments

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non‑marketable securities, accounts payable, debt payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying amounts of our marketable equity securities were based on the quoted price of the security in an active market.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our  long-term debt recognized in the consolidated balance sheets as of December 31, 2013 and 2012, was approximately $236,432 and $250,046, respectively, while the fair value of long-term debt as of December 31, 2013 and 2012, was approximately $226,789  and $271,858,  respectively, based on Level 2 inputs consisting of quoted market prices for the same issues.  See Note 6 for further discussion of our debt.

Current Investment

During 2013, we sold an equity security investment for $1,785 that was classified as a Level 1 trading security within Other current assets in our consolidated balance sheets.  We recorded a realized loss of $231 within the other, net line in our statement of operations for the year ended December 31, 2013.  This equity security investment was transferred from Level 2 to Level 1during 2013 upon the lapse of a trading restriction.

We acquired this equity security investment in the second quarter of 2012 from a customer as settlement for purchase commitments and outstanding receivables associated with a contract.  This equity investment was classified as a Level 2 trading security within other current assets in our consolidated balance sheets.  We estimated the fair value of this investment on a recurring basis bases using the quoted market price of the security less a discount due to a trading restriction.  The valuation technique for this Level 2 investment utilized qualitative and quantitative methodologies including other publicly traded companies and option pricing models.  We initially estimated the fair value of this investment to be $1,530.  At December 31, 2012, we re-estimated the fair value of this investment and recorded a gain of $486 within the other, net line in our statements of operations for the twelve months ended December 31, 2012.  The carrying value of this investment was $2,016 at December 31, 2012.

Non-Current Investments

At December 31, 2013, we held certain securities in private companies, which are classified within other assets in our consolidated balance sheets.  The investments in equity securities of private companies are classified as Level 3 investments and are reported at cost or on an equity basis.  Any loss due to impairment in value is recorded as a realized loss when such loss occurs.  We performed the evaluation of our Level 3 investments as of December 31, 2013, and recorded a realized loss of $100 for the year ended December 31, 2013, based on our proportionate share of the losses from the Level 3 investment that we account for under the equity method of accounting.

Index
During the third quarter of 2013, we wrote off an investment in a publicly traded company as the company filed bankruptcy and trading of the stock was halted.  The investment in the publicly traded equity security, over which we do not exert significant influence, was classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses were reported within the accumulated other comprehensive income component of shareholders’ equity.  We recorded an unrealized loss of $56 net of tax within other comprehensive income for the year ended December 31, 2013 and reclassified $454 from accumulated other comprehensive income to our statement of operations with a $414 realized loss included in the Other, net line in our statements of operations for the year ended December 31, 2013 and the balance of $40 included in tax expense.

The following table sets forth the change in the fair value of our investments for the periods indicated:

	Level 1	Level 2	Level 3	Total

Balance at December 31, 2010	$55	$-	$313	$368
Unrealized gain (loss)	51	-	-	51
Balance at December 31, 2011	106	-	313	419
Unrealized gain (loss)	(50)	486	-	436
Acquired investments	-	1,530	240	1,770
Balance at December 31, 2012	56	2,016	553	2,625
Unrealized gain (loss)	19	(441)	-	(422)
Realized gain (loss)	135	-	(100)	35
Level inputs transfer	1,575	(1,575)	-	-
Sale of investment	(1,785)	-	-	(1,785)
Balance at December 31, 2013	$-	$-	$453	$453

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security, Net of Tax	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$1,936	$(392)	$1,544
Net current period other comprehensive income	25	44	69
Balance at December 31, 2011	1,961	(348)	1,613
Net current period other comprehensive income (loss)	4	(50)	(46)
Balance at December 31, 2012	1,965	(398)	1,567
Other comprehensive loss before reclassification	(103)	(56)	(159)
Amounts reclassified from accumulated other comprehensive income	-	454	454
Net current period other comprehensive income (loss)	(103)	398	295
Balance at December 31, 2013	$1,862	$-	$1,862

(5)  Restructuring

We incurred $3,856, $830 and $1,216 of restructuring costs in the years ended December 31, 2013, 2012 and 2011, respectively, in restructuring and other expenses in our statements of operations.

In 2013, we completed certain restructuring initiatives.  These initiatives included the end of life of specific, non-core products, consolidations of operations surrounding three facilities and the reorganization of our leadership team and sales organization.  Included in contract exit costs are those charges associated with exiting or cancelling both vendor and customer contracts.  In 2012, we completed a restructuring initiative to reduce our workforce.  This action was taken based upon our assessment of ongoing personnel needs.  In 2011, we committed to a restructuring initiative to reduce our workforce by approximately 30 individuals.

Index
The following table shows a summary of the restructuring activity through December 31, 2013:

	Employee Termination Costs	Contract Exit Costs	Relocation	Total
Balance at December 31, 2010	$449	$1,698	$42	$2,189
Charges to expense	1,137	104	(25)	1,216
Payments	(612)	(1,365)	(17)	(1,994)
Foreign exchange	(4)	-	-	(4)
Balance at December 31, 2011	$970	$437	$-	$1,407
Charges to expense	830	-	-	830
Payments	(1,094)	(434)	-	(1,528)
Non-cash adjustments	(487)	-	-	(487)
Balance at December 31, 2012	$219	$3	$-	$222
Charges to expense	1,943	1,913	-	3,856
Payments	(1,890)	(887)	-	(2,777)
Balance at December 31, 2013	$272	$1,029	$-	$1,301

                As of December 31, 2013, the remaining balance of $1,301 is included in the restructuring accrual in current liabilities.  We expect that the majority of the balance will be paid out by the end of 2014.

(6)  Debt and Operating Leases

Term Loan and Revolving Credit Facility

On April 23, 2013, we issued a new senior secured credit facility consisting of a six-year term loan (the Term Loan) of $255,000 issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000.  As of December 31, 2013, nothing was outstanding under the Revolving Credit Facility.  We are currently required to make quarterly principal payments totaling $2,490 annually over the life of the Term Loan.  The future maturities of principal under the Term Loan for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018 are $2,490 with $226,275 due in 2019.  Interest is currently due the last business day of each March, June, September and December and is dependent upon the type of loan outstanding under the Credit Agreement. The Term Loan replaces $252,000 of Senior Secured Notes that bore interest at 11.75% (Notes).

The Term Loan and Revolving Credit Facility were established pursuant to a Credit Agreement (the Credit Agreement) which contains certain financial covenants, , in particular a debt-to-adjusted-EBITDA ratio with a maximum allowance of 5.5 : 1 as of December 31, 2013.  As of December 31, 2013, our debt-to-adjusted EBITDA ratio was 5.3 : 1.  The Credit Agreement also contains various other negative covenants, including restrictions on incurring indebtedness, creating liens, mergers, dispositions of property, dividends and stock repurchases, acquisitions and other investments, capital expenditures and entering into new lines of business. The Credit Agreement also contains various affirmative covenants, including covenants relating to the delivery of financial statements and other financial information, maintenance of property, maintenance of insurance, maintenance of books and records and compliance with environmental laws.  As of December 31, 2013, we were in compliance with all applicable covenants.

The Credit Agreement provides that borrowings will bear interest at a variable rate which can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1.25% or a base rate floor of 2.25%, as applicable.  The applicable spread for borrowings under the Credit Agreement is 4.75% per annum for LIBOR loans and 3.75% per annum for base rate loans.  Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period, through December 31, 2013, borrowings under the Credit Agreement bore interest at a rate of 6.00% per annum. As of December 31, 2013, current borrowings under our credit agreement had an effective interest rate of 6.50% and weighted average interest rate of 6.00%, determined as the LIBOR rate (subject to a 1.25% floor) plus 4.75%.  If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2.00% per annum during the continuance of such event of default.  As required by the terms of the Credit Agreement, we entered into a two-year, interest rate cap at 3.00% (versus the 1.25% floor) for 50% of the total amount of Term Loan principal outstanding on October 21, 2013 at a cost of $65.

Index
During 2013, we capitalized $4,588 of debt issuance costs in other assets in our consolidated balance sheet.  These issuance costs and the original issue discount of $2,550 are being amortized over the life of the loan using the effective interest method.  The unamortized debt issuance costs and debt discount at December 31, 2013 are $4,127   and $2,294, respectively.  For the year ended December 31, 2013, we made required principal payments of $1,275 against the Term Loan as well as additional voluntary payments of $15,000.

$252,000 Senior Secured Notes

These Notes were replaced by our Term Loan and Revolving Credit Facility in April 2013.

In April 2010, we issued $200,000 of Notes in order to finance the acquisition of AMICAS.  The Notes were issued at 97.266% of the principal amount, bore interest at 11.75% of principal (payable on May 1st and November 1st of each year) and would have matured on May 1, 2015.  The Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Subsequent to the issuance of the Notes, we completed an exchange offer to satisfy our obligations under the registration rights agreement entered into in connection with the issuance of the Notes, pursuant to which we exchanged the Notes for new Notes that were registered under the Securities Act of 1933 but otherwise identical in all material respects.  In connection with the Notes, we incurred issuance costs of $9,015 (which were recorded in other assets on the consolidated balance sheet).  These issuance costs were recorded as a long-term asset and were amortized over the life of the Notes using the effective interest method.

In June 2011, we issued an additional $52,000 in Notes at 103.0% of the principal amount with terms identical to the existing Notes.  The proceeds of these additional Notes were used to redeem and retire our Series A Preferred Stock and to pay associated dividends (as further discussed in Note 7).  These additional Notes were offered in a private placement pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended.  Prior to issuance, we received consents from the majority of holders of the existing Notes to amend the Indenture to allow us to incur the additional indebtedness.  As consideration for the consents, we paid $1,528 in consent fees from the proceeds of the Notes.  These fees are recorded as an issuance cost in long-term assets and were amortized, along with the premium, over the remaining life of the Notes using the effective interest method.  Subsequent to the issuance of the additional Notes, we completed an exchange offer to satisfy our obligations under the registration rights agreement entered into in connection with the issuance of the additional Notes, pursuant to which we exchanged the Notes for new Notes that were registered under the Securities Act of 1933 but otherwise were identical in all material respects.  We also incurred $1,686 in costs related to the issuance of the additional Notes that did not qualify for capitalization.  These costs are recorded in other expense, net in our consolidated statement of operations for 2011.

Other Debt

In 2011 we also repaid $4,591 in debt obligations which we assumed from an insignificant acquisition.

Interest and Other Expenses Related to Debt

For the years ended December 31, 2013, 2012 and 2011, we recorded $21,551, $32,334 and $29,135, respectively, of interest expense related to the Term Loan and Notes, including $1,162, $2,049 and $1,659, respectively, of amortization of debt issuance costs and $487, $675 and $733, respectively, of amortization of net debt discount.  For the year ended December 31, 2013, we also recorded a charge of $23,822 for early debt extinguishment in our consolidated statement of operations. This charge consisted of $5,235 for unamortized debt issuance costs, $1,724 for unamortized net debt discount and $16,863 for early retirement costs associated with the extinguishment of the Notes.

In 2013, 2012 and 2011, we made interest payments of $24,759, $29,610 and $25,723, respectively, related to the Term Loan and Notes.  As of December 31, 2013 and 2012, the long term debt balances on our consolidated balance sheet included $2,293 and $1,954, respectively, of unamortized net discount related to the Term Loan and Notes.

Operating Leases

We had a $15.0 million lease line facility with interest at 7.4%.  This facility expired on March 31, 2013.  As of December 31, 2012, $0.9 million was outstanding and was included in other current liabilities.

We have non-cancelable operating leases at various locations.  Our five largest operating leases are all facility leases as set forth in the following table:

Index
Location	Square Footage	Annual Lease Payments	End of Term
Chicago, Illinois	22,633	$367	December 2015
Daytona Beach, Florida	36,000	177	December 2015
Hartland, Wisconsin	81,000	716	November 2025
Mississauga, Ontario	24,000	665	February 2020
Morrisville, North Carolina	14,746	241	September 2016

Total rent expense in 2013, 2012 and 2011 was $3,184, $3,351, and $3,443, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2013, are:

2014	$2,313
2015	2,318
2016	1,593
2017	1,382
2018	1,382
Thereafter	5,734
Total minimum lease payments	$14,722

Income received under non-cancelable sub-leases in 2013 was $76 and in 2012 was $227.   The above obligations include lease payments related to facilities that we have either ceased to use or abandoned as of December 31, 2013.

(7)  Shareholders’ Equity

In 2013, we issued 40,225 shares of our common stock valued at $124 as consideration for insignificant acquisitions.  The value of the shares issued was based on the closing price of our common stock on the date of issuance.  Additionally, we cancelled 122,292 shares of common stock which were originally valued at $6.95 per share and were issued as part of a holdback position in an insignificant acquisition.  The cancellation of the shares was in settlement of a $2,194 indemnified asset.  This resulted in a charge of $1,345 within general and administrative expense.  We also issued 400,000 shares of our common stock valued at $885 as consideration in the settlement of a lawsuit that existed at the time of an insignificant acquisition.  The value of the shares issued was based on the closing price of our common stock on the date of issuance, discounted for a trading restriction, and was recorded within general and administrative expense.

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

In 2011, we issued 6,044,898 shares of our common stock (including 175,866 shares subscribed at December 31, 2011) valued at $34,802, as partial consideration for three insignificant acquisitions completed in 2011.  The value of the shares issued for acquisitions was based on the closing price of our common stock on the respective acquisition dates, with certain shares discounted based upon holdback provisions and trading restrictions over one year, as applicable.  We also issued 974,701 shares of our common stock, valued at $3,147, as partial consideration for an insignificant acquisition which was completed in the fourth quarter of 2010.  These shares had been recorded as common stock subscribed as of December 31, 2010.

Index
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

In the years ended December 31, 2013, 2012, and 2011, we recorded cumulative dividends of zero, zero, and $3,153, respectively, related to our Series A Preferred Stock.  These dividends are reflected as an increase to net loss available to common shareholders in our consolidated statement of operations.

(8)  Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recognized in 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Share-based compensation expense included in the statement of operations:
Software and other	$20	$-	$-
Professional services	91	90	45
Maintenance	44	40	186
Sales and marketing	1,243	1,805	1,460
Product research and development	498	451	36
General and administrative	2,749	3,400	2,181
Restructuring and other expenses	194	-	-
Share-based compensation expense, net of tax	$4,839	$5,786	$3,908

The expense in restructuring and other expenses of $194 relates to the acceleration of certain stock options held by a former executive officer.

Share-Based Compensation Plans

We maintain three share-based employee compensation plans, including our employee stock purchase plan (ESPP), and one director option plan under which we grant restricted stock awards and options to acquire shares of our common stock to certain employees, non-employees, non-employee directors and to existing stock option holders in connection with the consolidation of option plans following an acquisition.

Our 2005 Equity Incentive Plan (EIP) provides for awards of common stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants. On June 18, 2013, an amendment was approved by our shareholders to increase the number of shares of common stock authorized for issuance under the 2005 EIP by 2,000,000 to 18,500,000 shares.  This increase was preceded by another approval on June 2, 2011 to increase the number of shares of common stock authorized for issuance by 3,000,000 to 16,500,000 shares of our common stock.  Under the terms of the 2005 EIP, incentive stock option grants are limited to 5.0 million shares.  Also, under the EIP, new stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant with limited exceptions.  The majority of the options issued under the 2005 EIP vest over a three or four-year period.  As of December 31, 2013, non-statutory stock options to purchase 8,898,290 shares of our common stock were outstanding under this plan.

Upon approval of the 2005 EIP, we stated that we did not plan to issue any more options under our other stock option plans.  Our 1998 Director Stock Option Plan, for our non-employee directors, provided for the granting of options to purchase a maximum of 300,000 shares of our common stock.  In addition, our Board of Directors adopted an equity compensation plan in connection with our acquisition of a company in 2003.  As of December 31, 2013, non-statutory stock options to purchase 20,000 shares of our common stock were outstanding under these plans.

Index
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

	Years Ended December 31,
	2013	2012	2011
Dividend yield	0	0%	0%
Expected volatility	65%	65%	100%
Risk–free interest rate	0.3% - 1.0%	0.3% - 0.8%	0.6% - 1.8%
Expected term (in years)	3.0	3.0	4.0
Weighted–average grant date fair value	$1.99	$3.51	$3.37

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

At December 31, 2013, there was $10,137 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 2.5 years.

Stock option activity for the year ended December 31, 2013 was as follows:

			Weighted-Average
			Remaining
	Number	Weighted-	Contractual	Aggregate
	of	Average	Term	Intrinsic
	Options	Exercise Price	(In Years)	Value
Options outstanding, December 31, 2011	9,191,034	$3.14	5.2	$17,860
Options granted	4,455,000	5.19
Options exercised	(190,269)	3.62		$506
Options forfeited and expired	(1,283,313)	5.60
Options outstanding, December 31, 2012	12,172,452	$3.63	4.1	$3,767
Options granted	1,120,000	3.19
Options exercised	(902,500)	1.37		$1,238
Options forfeited and expired	(3,471,662)	4.37
Options outstanding, December 31, 2013	8,918,290	$3.51	2.5	$2,391

Options exercisable, December 31, 2013	6,185,165	$3.06	1.8	$2,391
Options exercisable, December 31, 2012	5,545,382	$2.50	3.4	$3,765
Options exercisable, December 31, 2011	4,215,920	$2.78	4.6	$10,381

We received cash proceeds of $1,236 from the exercise of stock options in 2013 and $688 in 2012.

Index
The following table summarizes information about stock options outstanding at December 31, 2013:

Options Outstanding				Options Exercisable
		Weighted–
		average
		remaining	Weighted–		Weighted–
	Number of	contractual life	average	Number of	average
Range of exercise prices	shares	in years	exercise price	shares	exercise price
$0.00 - $2.48	1,945,000	2.1	$1.09	1,938,750	$1.09
$2.48 - $4.97	4,647,324	2.1	3.09	3,241,699	3.13
$4.97 - $7.46	2,274,272	3.6	6.13	953,022	6.05
$7.46 - $9.95	-	0.0	-	-	-
$9.95 - $12.44	1,694	3.3	10.81	1,694	10.81
$12.44 - $14.92	-	0.0	-	-	-
$14.92 - $17.41	20,000	0.4	16.19	20,000	16.19
$17.41 - $19.90	30,000	1.4	17.50	30,000	17.50
	8,918,290	2.5	$3.51	6,185,165	$3.06

Restricted Stock Awards

In 2013, we granted restricted stock awards to employees under the 2005 EIP. A restricted stock award is an award of shares of our Common Stock that is subject to time-based vesting during a specified period, which is generally three years. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of restricted stock.

We expense the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock awards at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock award is determined based on the closing price of our Common Stock on the grant date.

The following table presents a summary of the activity for our restricted stock awards:

Weighted-Average
Remaining
	Number	Weighted-Average	Vesting
	of	Grant-date	Term
	Shares	Fair Value	(In Years)
Restricted stock outstanding, December 31, 2012	-	$-	-
Restricted stock granted	2,100,000	2.47	-
Restricted stock vested	-	-	-
Restricted stock forfeited	-	-	-
Restricted stock outstanding, December 31, 2013	2,100,000	$2.47	2.9

During 2013, we granted 2,100,000 shares of restricted stock at a weighted-average grant date fair value of $2.47 per share that vest over a 3 year term.    During 2012, we granted 505,038 shares of restricted stock at a weighted-average grant date fair value of $3.62 per share of which all were vested upon issuance in 2012.

Other information pertaining to option and vested restricted stock activity was as follows:

	Years Ended December 31,
	2013	2012	2011
Total fair value of restricted stock awards vested	$-	$1,591	$-

Index
Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  The eligible employees receive a 5% discount from the market price at the end of each calendar quarter.  There is no stock-based compensation expense associated with our ESPP.

Employees contributed $253, $353, and $294, during the years ended December 31, 2013, 2012, and 2011, respectively, to purchase shares of our common stock under the employee stock purchase plan.

 (9)  Commitments and Contingencies

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  On September 18, 2012, the Appellate Court issued its decision reversing the trial court and determined that Mortimore must arbitrate his disputes with Merge.  On June 18, 2013, Merge and Mortimore participated in a hearing before the arbitrator.  On July 17, 2013, the arbitrator rendered a reasoned award in which he concluded that Merge and Mortimore did not enter into an oral contract.  As a result, Mortimore's claims and Merge's counterclaims were heard at arbitration from March 3, 2014 through March 7, 2014. A decision from the arbitrator is pending.  Following the arbitrator’s ruling in July 2013, Mr. Noshay filed a motion to lift the stay as to his claims. The Court granted Mr. Noshay’s motion and set a discovery schedule with a trial expected to be set in the third or fourth quarter of 2014.  We believe it is reasonably possible that we may incur a loss with respect to these matters; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

In January and February 2010, purported stockholder class action complaints were filed in the Superior Court of Suffolk County, Massachusetts in connection with AMICAS Inc.’s (AMICAS) proposed acquisition by a third party.  In March 2010, because AMICAS had terminated the merger agreement with that third party and agreed to be acquired by Merge, the Court dismissed the plaintiffs’ claims as moot.  Subsequently, plaintiffs’ counsel filed an application for approximately $5,000 of attorneys’ fees.  AMICAS opposed the fee petition, tendered the defense to its insurers that provided coverage against such claims and retained litigation counsel to defend the matter.  On December 4, 2010, the Massachusetts court awarded plaintiffs approximately $3,200 in attorneys’ fees and costs.  AMICAS appealed this judgment to the Massachusetts Court of Appeals.  After receipt of the Massachusetts court’s attorneys’ fee award decision, AMICAS’s insurer denied policy coverage for approximately $2,500 of the fee award and filed a declaratory judgment action to that effect against AMICAS and Merge in Federal court for the Northern District of Illinois. We contested the insurer’s denial of coverage, asserted our rights under the applicable insurance policies and filed a counterclaim against the insurer seeking full payment of the Massachusetts court’s fee award, plus additional damages.  On April 30, 2012, the Illinois Federal court ruled in favor of our motion for summary judgment, which decision was appealed by the insurer to the United States Seventh Circuit Court of Appeals.  In late February 2013, the insurer settled the Massachusetts court case by agreeing to pay $2,990 to plaintiffs’ counsel and further agreeing not to pursue AMICAS or Merge for any portion of the amount paid.  As a result of the Massachusetts settlement, we recognized a gain of $2,500 within general and administrative expense in our statement of operations with respect to these matters in the year ended December 31, 2013 based on the February 27, 2013 Massachusetts appellate court dismissal date.  On July 16, 2013, the Seventh Circuit Court of Appeals affirmed the Federal District court’s decision in all respects and entered Final Judgment.

Index
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

In September 2012, Merge Healthcare was sued in the Middle District of North Carolina by Heart Imaging Technologies, LLC (HIT).  HIT alleged that certain features of products within our Image Interoperability Platform infringed three of HIT’s patents related to internet-based image viewing.  On December 7, 2013, Merge Healthcare and HIT executed a non-exclusive patent license and settlement agreement (Settlement Agreement). The Settlement Agreement settled all claims between the parties and provides Merge Healthcare with access to HIT’s complete portfolio of healthcare information patents.  Merge Healthcare agreed to pay HIT $1.4 million ratably over 11 years beginning in 2013 and recorded an asset equal to this amount which was less than the fair value of the patent license agreement.  A corresponding liability of $1,400 was also recorded in accordance with ASC 450 requirements.  Pursuant to ASU 350-30 Intangibles - Goodwill and Other, the asset will be amortized over the life of the license and will be tested annually for impairment.  Merge Healthcare also agreed to collaborate on future products and to make certain contingent payments to HIT if Merge Healthcare incorporates other zero footprint technologies into Merge Healthcare’s products and is not licensing HIT’s zero footprint technology if it is still being offered.  The suit was dismissed with prejudice pursuant to a joint stipulation filed December 17, 2013.

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaint.  Subsequently, other similar class action and derivative complaints have been filed.  The plaintiffs in these cases have not claimed a specific amount of damages. We expect these complaints to be consolidated into one or two actions.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints. While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

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

(10)  Transactions with Related Party

Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of December 31, 2013, approximately 27.5% of our outstanding common stock.  Michael W. Ferro, Jr., the former Chairman of the Board of Merge Healthcare, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings. On August 26, 2013, Mr. Ferro resigned as Chairman of the Board and as a director of Merge Healthcare.   Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Index
Beginning in 2009 we were a party to a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, under which Merrick provided services including financial analysis and strategic planning.   In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge Healthcare.  We paid $627, $1,069 and $1,348 to Merrick for such services and recognized $600, $850 and $919 in acquisition related expenses and $27, $126 and $257 in general and administrative expenses in 2013, 2012 and 2011, respectively.  As of December 31, 2013 and 2012, we had $0 and $38, respectively, recorded in accounts payable covering obligations under this agreement. The consulting agreement expired on December 31, 2013.

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

Merrick Ventures owns 33% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro is higi’s Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development.  Revenue of $14, $155 and $506 was recognized under this agreement in 2013, 2012 and 2011, respectively.  In addition, the agreement granted higi certain branding rights related to our health station business and requires higi to pay to us a fixed annual fee of one hundred dollars per station for each station that is branded with higi’s trademark and that includes higi’s user interface.  The agreement terminated in accordance with its terms on December 31, 2013.  On March 28, 2012, we entered into an agreement to sell higi health stations and related equipment for $2,750.  Revenue of $2,750 was recognized related to this agreement in 2012.

On September 8, 2010, we entered into an assignment agreement with Merrick Ventures under which Merrick Ventures assigned to us its sublease with Aon Corporation for approximately 11,934 square feet located on the 20th floor of 200 East Randolph Street, in Chicago Illinois, at an annual base rental rate of approximately $19.5 per month from August 1, 2011 to July 31, 2012, $20.0 per month from August 1, 2012 to July 31, 2013 and $20.5 per month from August 1, 2013 to December 9, 2013, when the sublease expired. The rent was paid to the sub–landlord monthly and was the same rate as Merrick Ventures paid under the sublease.

On February 24, 2012, we entered into an agreement with Merrick Ventures under which Merge agreed to sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental of $80.  This agreement expired on December 13, 2013.  The rent was paid to Merrick monthly and was the same rate as Merrick paid under its lease.  Under the Assignment, Merge paid approximately $74 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.  We vacated the space we subleased from Merrick Ventures in September 2013.

(11)	Income Taxes

Components of loss before income taxes in 2013, 2012, and 2011 are as follows:

	Years Ended December 31,
	2013	2012	2011
United States	$(39,888)	$(32,231)	$(7,976)
Foreign	3,794	7,502	6,110
	$(36,094)	$(24,729)	$(1,866)

The provision for income taxes consists of the following in 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$-	$-	$(4,191)
State	588	482	(287)
Foreign	-	28	35
Total current	588	510	(4,443)
Deferred:
Federal	1,054	925	5,636
State	(89)	279	425
Foreign	1,336	2,377	2,047
Total deferred	2,301	3,581	8,108
Total provision	$2,889	$4,091	$3,665

Index
Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 35% for the years ended December 31, 2013, 2012, and 2011 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2013	2012	2011

Expected tax benefit	$(12,633)	$(8,655)	$(653)
Total increase (decrease) in income taxes resulting from:
Change in valuation allowance allocated to income tax expense	16,223	13,987	10,641
Acquisition costs	(293)	309	(684)
State and local income taxes, net of federal income tax benefit	(8)	(672)	(212)
Foreign income tax rate differential	(426)	(723)	(463)
Change in unrecognized tax benefits	359	167	(4,669)
Other	(333)	(322)	(295)
Actual income tax expense (benefit)	$2,889	$4,091	$3,665

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented as follows:

	December 31,
	2013	2012
Deferred tax assets:
Accrued compensation	$1,354	$162
Bad Debt	2,977	3,844
Depreciation	1,780	2,703
Research and experimentation credit carryforwards	6,951	6,951
Other credit carryforwards	1,566	1,566
Domestic loss carryforwards	125,143	115,421
Foreign loss carryforwards	7,240	8,007
Nonqualified stock options	6,667	5,374
Other	4,249	5,576
Total gross deferred tax assets	157,927	149,604
Less: asset valuation allowance	(136,364)	(121,117)
Net deferred tax asset	21,563	28,487
Deferred tax liabilities:
Software development costs and intangible assets	(5,656)	(7,572)
Intangibles—customer contracts & tradenames	(5,977)	(8,680)
Other	(5,101)	(5,105)
Total gross deferred liabilities	(16,734)	(21,357)
Net deferred tax asset	$4,829	$7,130
Included on balance sheet:
Current assets: deferred income taxes	$1,915	$3,135
Non–current asset: deferred income taxes	6,979	7,041
Non–current liabilities: deferred income taxes	(4,065)	(3,046)
Net deferred income taxes	$4,829	$7,130

 At December 31, 2013, we had U.S. federal net operating loss, research credit, alternative minimum tax credit, and foreign tax credit carryforwards of $324,683, $4,911, $977, and $297 respectively, state net operating loss and research credit carryforwards of $173,169 and $408, respectively, foreign federal and provincial net operating loss carryforwards of $24,358 and $16,291, respectively, foreign and provincial capital loss carryforwards of $5,631 and $5,631, respectively, and foreign federal and provincial research credit carryforwards of $2,008 and $291, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2015 and continuing through 2033, 2030 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2014 and continuing through 2033, and the credit carryforwards expire in varying amounts beginning 2020 and continuing through 2023.  The foreign tax credits expire in varying amounts beginning in 2018, and continuing through 2024.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2014, and continuing through 2030. Foreign and provincial capital losses may be carried forward indefinitely.

Index
Management has an obligation to review, at least annually, the components of our deferred tax assets.  This review is to ascertain that, based upon the information available at the time of the preparation of financial statements, it is more likely than not, that we expect to utilize these future deductions and credits.  In the event that management determines that it is more likely than not these future deductions, or credits, will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized. Management’s analysis for 2013 resulted in a valuation allowance of $136,364 at December 31, 2013.  Based on both quantitative and qualitative factors, the company records a valuation allowance for all jurisdictions except Canada, which is profitable.  We considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing U.S. net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  Almost all of our U.S. and state net operating loss, capital loss and credit carryforwards are subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex, we currently estimate deferred tax assets of $30,570 related to U.S. net operating loss and research tax credit carryforwards may be unrealizable due to Section 382 limitations.  We have recorded a full valuation reserve for these deferred tax assets.

The net increase in the valuation allowance in 2013, 2012, and 2011 was $15,247, $15,375, and $4,358, respectively.  The 2013 increase was primarily attributable to valuation allowances established in connection with current year net operating losses.

There exist potential tax benefits for us associated with stock-based compensation.  At December 31, 2013 and 2012, we had $1,892 and $1,638, respectively, of excess tax benefits related to vesting of restricted stock awards, nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options.  The income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

The total amount of unrecognized tax benefits as of December 31, 2013, 2012, and 2011 was $2,232, $2,109, and $1,862, respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2013 were $299 and $199, respectively.  Total accrued interest and penalties as of December 31, 2012 were $162 and $102, respectively.  Total interest included in tax expense in 2013, 2012, and 2011 were $138, $19, and $(111), respectively.  Total penalties included in tax expense in 2013, 2012, and 2011 were $98, $48, and $(3), respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits in 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Balance at January 1	$2,109	$1,862	$6,703
Gross increases - tax positions in current year	-	55	-
Gross increases - tax positions in prior year	123	192	-
Gross decreases - tax positions in prior year	-	-	(12)
Decreases due to statute expirations	-	-	(4,829)
Balance at December 31	$2,232	$2,109	$1,862

The total amount of unrecognized tax benefits at December 31, 2013 and December 31, 2012 that, if recognized, would affect the effective tax rate is $2,029 and $1,948, respectively.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S., various states and foreign jurisdictions.  We are not currently under examination in the U.S. federal taxing jurisdictions for which years ending after 2009 remain subject to examination.  Years prior to 2010 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2009, or remain subject to carryforward.  Our Canadian tax returns have been examined through 2009.

We indefinitely reinvest any undistributed profits of our non-U.S. subsidiaries.  Through year-end our non-U.S. subsidiaries have cumulative deficits.

Index
(12)	Earnings Per Share

Basic and diluted net earnings or loss per share is computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding.  For 2011, earnings or loss available to common shareholders is computed as net income or loss less the 15% cumulative annual compounding dividend earned by preferred shareholders. See Note 7 for further information.   The computation of earnings or loss available to common shareholders is presented in our consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.

In 2013, 2012, and 2011, options to purchase 5,023,602, 4,579,300 and 941,556 shares of our Common Stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not included in the calculations of diluted net income (loss) per share.  The restricted stock issued in 2013 was not included in the calculation of basic or diluted net income (loss) per share as the shares were not vested as of December 31, 2013.

As a result of the losses in 2013, 2012 and 2011, incremental shares from the assumed conversion of employee stock options totaling 3,894,688, 7,593,152, and 8,249,478 shares, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

Potentially dilutive Common Stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share outstanding as of December 31, 2013, 2012 and 2011 were 11,018,290, 12,172,452, and 9,191,034, respectively.

(13)	Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and Registered Retirement Saving Plan (RRSP) for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and Deferred Profit Sharing Plan (DPSP) for the Canadian employees) equal to a maximum of 3.0% of base salary in 2013, 2012 and 2011.  Our matching contributions totaled $1,256, $1,225, and $1,905, in 2013, 2012, and 2011, respectively.

(14)	Segment Information and Concentrations of Risk

We operate under two reportable segments, Merge Healthcare and Merge DNA.  Our Merge Healthcare operating group, which represents about 83% of our total revenue in 2013, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data and Analytics) operating group represents the remaining revenue and focuses on data capture software for clinical trials and other solutions.

We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

Index
The following tables present operating group financial information for the periods indicated.

	Year ended December 31, 2013
	Healthcare	DNA	Total
Net sales:
Software and other	$57,371	$21,204	$78,575
Professional Services	28,290	15,540	43,830
Maintenance and EDI	107,220	2,042	109,262
Total net sales	192,881	38,786	231,667
Expenses	171,838	35,094	206,932
Segment income	$21,043	$3,692	24,735

Net corporate/other expenses (1)			60,829
Loss before income taxes			$(36,094)

	Year ended December 31, 2012
	Healthcare	DNA	Total
Net sales:
Software and other	$78,941	$15,525	$94,466
Professional Services	27,552	13,426	40,978
Maintenance and EDI	110,894	2,566	113,460
Total net sales	217,387	31,517	248,904
Expenses	192,408	33,315	225,723
Segment income (loss)	$24,979	$(1,798)	23,181

Net corporate/other expenses (1)			47,910
Loss before income taxes			$(24,729)

	Year ended December 31, 2011
	Healthcare	DNA	Total
Net sales:
Software and other	$76,947	$4,001	$80,948
Professional Services	23,437	18,468	41,905
Maintenance and EDI	109,562	13	109,575
Total net sales	209,946	22,482	232,428
Expenses	166,898	20,406	187,304
Segment income	$43,048	$2,076	45,124

Net corporate/other expenses (1)			46,990
Loss before income taxes			$(1,866)

(1)	Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense

Index
	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2013	$13,522	$3,949	$49	$17,520
Restructuring and Other One Time Charges

Year ended December 31, 2013	$2,886	$405	$565	$3,856

Assets as of December 31, 2013	$333,789	$42,894	$5,728	$382,411

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2012	$16,049	$4,187	$59	$20,295
Restructuring and Other One Time Charges

Year ended December 31, 2012	$333	$497	$-	$830

Assets as of December 31, 2012	$412,841	$33,207	$(9,195)	$436,853

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2011	$19,311	$2,165	$732	$22,208
Restructuring and Other One Time Charges

Year ended December 31, 2011	$1,216	$-	$-	$1,216

Assets as of December 31, 2011	$354,442	$47,722	$48,223	$450,387

Foreign sales account for approximately 7%, 6%, and 9% of our net sales in 2013, 2012, and 2011, respectively, and sales in foreign currency represented approximately 2%, 3%, and 2%, respectively, of our net sales in 2013, 2012 and 2011.

The following tables present certain geographic information, based on location of customer:

	Net Sales for the Years Ended December 31,
	2013	2012	2011
United States of America	$216,560	$232,848	$211,907
Europe	7,566	8,687	8,767
Japan	2,061	2,190	5,312
Korea	1,105	1,018	1,449
Canada	1,718	1,707	1,598
Other	2,657	2,454	3,395
Total Net Sales	$231,667	$248,904	$232,428

	Long Lived Assets
	2013	2012	2011
United States of America	$4,184	$4,316	$3,866
Canada	487	569	520
Europe	68	79	3
Other	-	-	2
Total	$4,739	$4,964	$4,391

Index
(15)	Quarterly Results (unaudited)

	2013 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$63,634	$57,193	$57,245	$53,595
Gross margin	35,443	31,981	30,616	30,731
Loss before income taxes	(3,478)	(27,408)	(4,579)	(629)
Net loss	(6,493)	(28,120)	(4,101)	(269)
Net loss attributable to Merge	(6,475)	(28,107)	(4,105)	(293)
Basic and diluted loss per share	$(0.07)	$(0.30)	$(0.04)	$(0.00)

	2012 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$60,978	$62,886	$60,394	$64,646
Gross margin	35,995	35,590	35,540	33,728
Loss before income taxes	(2,258)	(3,758)	(2,142)	(16,571)
Net loss	(1,863)	(5,879)	(3,826)	(17,252)
Net loss attributable to Merge	(1,842)	(5,882)	(3,814)	(17,264)
Basic and diluted loss per share	$(0.02)	$(0.06)	$(0.04)	$(0.19)

	2011 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$52,672	$55,592	$60,077	$64,087
Gross margin	30,569	36,861	36,128	40,216
Income (loss) before income taxes	(744)	341	(1,255)	(208)
Net loss	(1,589)	(1,685)	(1,013)	(1,244)
Net loss attributable to Merge	(1,589)	(1,685)	(995)	(1,252)
Net loss available to common shareholders	(3,155)	(3,272)	(995)	(1,252)
Basic and diluted loss per share	$(0.04)	$(0.04)	$(0.01)	$(0.01)

During the second quarter of 2013, we recorded a charge of $23,822 for the early extinguishment of the Notes in our consolidated statement of operations. This charge consisted of $5,235 for unamortized debt issuance costs, $1,724 for unamortized net debt discount and $16,863 for early retirement costs.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  Based on their evaluation as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992).  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.  The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c)	Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (the COSO criteria). Merge Healthcare Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Merge Healthcare Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Healthcare Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows and for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
March 14, 2014

(d)	Changes in Internal Control Over Financial Reporting

In 2013, we enhanced the design of the control environment  in the Merge DNA segment surrounding contract completeness within the revenue cycle in order to strengthen our processes for logging customer contracts and calculating commissions for our sales personnel.

There were no other changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2013.

Item 9B.  OTHER INFORMATION

None.

Index
PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we intend to file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2014 annual shareholder meeting (Proxy Statement) not later than April 30, 2014, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors — Director Biographies and Qualifications” and “Corporate Governance — Executive Officers” in our Proxy Statement for our 2014 annual meeting of shareholders.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance — Committee Membership.”  The information regarding any changes to the procedures by which security holders may recommend nominees to the registrant's board of directors is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Election of Directors — Director Nominations.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance — Merge Healthcare’s Code of Ethics.”

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

The information required by this item is incorporated herein by reference to the information set forth under the captions “Compensation of Executive Officers and Directors”, “Corporate Governance — Committee Membership — Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis —  Compensation Committee Report” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Summary” in the Proxy Statement.  For additional information regarding our share-based compensation plans, please see Note 8 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Index
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the information set forth under the captions “Corporate Governance — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the information set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets of Merge Healthcare Incorporated and Subsidiaries at December 31, 2013 and 2012;

•	Consolidated Statements of Operations of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Comprehensive Loss of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Shareholders’ Equity of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2013, 2012 and 2011;

•	Consolidated Statements of Cash Flows of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2013, 2012 and 2011;

•	Notes to Consolidated Financial Statements of Merge Healthcare Incorporated and Subsidiaries;

(b)  See Exhibit Index that follows.

Index
Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

3.1	Certificate of Incorporation of the Registrant as filed on October 14, 2008	Exhibit 3.1 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008

3.2	Certificate of Merger as filed on December 3, 2008 and effective on December 5, 2008	Exhibit 3.2 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008

3.3	Amendment to the Certificate of Incorporation of the Registrant as filed on September 27, 2010	Exhibit 3.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated September 30, 2010

3.4	Bylaws of Registrant	Exhibit 3.3 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008

10.1	Registration Rights Agreement, dated June 4, 2008, by and between the Registrant and Merrick RIS, LLC	Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 6, 2008

10.2	Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC	Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 22, 2008

10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008	Exhibit 10.19 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008

10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008	Exhibit 10.20 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008

Index
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008	Exhibit 10.21 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008

10.6	First Amendment, dated July 1, 2008, to that certain Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC	Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 7, 2008

10.7	1998 Stock Option Plan for Directors	Exhibit 10.8 of the Annual Report on Form 10-KSB of Merge Healthcare Incorporated for the fiscal year ended December 31, 1997

10.8	2000 Employee Stock Purchase Plan of the Registrant effective July 1, 2000	Annex A of the Proxy Statement for Annual Meeting of Shareholders of Merge Healthcare Incorporated dated May 8, 2000

10.9	2005 Equity Incentive Plan (as amended through the fourth amendment thereto)	Annex A of the Proxy Statement for Annual Meeting of Shareholders of Merge Healthcare Incorporated dated April 30, 2013

10.1	Master Services Agreement, effective as of December 30, 2011, by and between Merge Healthcare Canada Corp., a wholly owned subsidiary of the Registrant, and higi llc	Exhibit 10.15 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2011

10.11	Agreement for the Purchase and Sale of Merge Kiosks, dated March 29, 2012, by and between Merge Healthcare Solutions Inc., a wholly owned subsidiary of the Registrant, and higi llc†	Exhibit 10.1 of the Quarterly Report on Form 10-Q of Merge Healthcare Incorporated for the three and nine months ended March 31, 2012

10.12
Credit Agreement, dated as of April 23, 2013, among Merge Healthcare Incorporated, as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto from time to time, Jefferies Finance LLC, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent, and Bank of America, N.A., as Swingline Lender, Issuing Bank and Documentation Agent
Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated April 29, 2013

Index
10.13	Security Agreement, dated as of April 23, 2013, among Merge Healthcare Incorporated, the subsidiaries of Merge Healthcare Incorporated party thereto and Jefferies Finance LLC, as Collateral Agent	Exhibit 10.2 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated April 29, 2013

10.14	Letter Agreement, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French*	Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 20, 2013

10.15	General Release, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French*	Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 20, 2013

10.16	Letter Agreement, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges*	Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated August 9, 2013

10.17	General Release, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges*	Exhibit 10.2 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated August 9, 2013

14.1	Code of Ethics	Exhibit 14.1 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008

14.2	Whistleblower Policy	Exhibit 14.2 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008

21	List of Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP		X

24.1	Power of Attorney		X

Index
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	X

32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Consolidated Statements of Comprehensive Loss
X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.
†
Portions of the exhibit are omitted and have been filed separately with the SEC pursuant to the Company's application seeking confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERGE HEALTHCARE INCORPORATED

Date: March 14, 2014	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant by the following persons in the capacities and on the dates indicated.

Date: March 14, 2014	Dennis Brown*
Dennis Brown
Chairman of the Board

Date: March 14, 2014	William J. Devers Jr.*
William J. Devers Jr.
Director

Date: March 14, 2014	Matthew M. Maloney*
Matthew M. Maloney
Director

Date: March 14, 2014	Nancy J. Koenig*
Nancy J. Koenig
Chief Operating Officer and Director

Date: March 14, 2014	Richard A. Reck*
Richard A. Reck
Director

Date: March 14, 2014	Neele E. Stearns, Jr.*
Neele E. Stearns, Jr.
Director

Index
Date: March 14, 2014	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer and Director
(principal executive officer)

Date: March 14, 2014		/s/ Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: March 14, 2014
*Justin C. Dearborn, by signing his name hereto, does hereby sign this Form 10−K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Justin C. Dearborn
Justin C. Dearborn, Attorney-in-Fact