Form 10-K/A
period 2013-12-31
MERGE HEALTHCARE INC
filed 2014-03-17
CIK 944765

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Report on Form 10-K for the year ended December 31, 2013 which was filed with the U.S. Securities and Exchange Commission on March 14, 2014, or the "Original Filing." The sole purpose of this Amendment No. 1 is to include exhibit 32, which was inadvertently omitted from the Original Filing. We have repeated the entire text of the Original Filing in this Amendment No. 1. We have made no other changes to the Original Filing other than the inclusion of the exhibit noted above.

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