Form 10-Q
period 2014-03-31
MERGE HEALTHCARE INC
filed 2014-04-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule  12b–2 of the Act).

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of April 30, 2014:  97,137,308

Index
PART  I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

	March 31,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents, including restricted cash of $232 at March 31, 2014 and $392 at December 31, 2013	$19,770	$19,729
Accounts receivable, net of reserves of $10,725 and $11,938 at March 31, 2014 and December 31, 2013	51,326	61,895
Inventory	5,841	5,851
Prepaid expenses	4,960	4,803
Deferred income taxes	1,925	1,915
Other current assets	13,184	12,506
Total current assets	97,006	106,699
Property and equipment:
Computer equipment	10,522	8,930
Office equipment	2,917	2,857
Leasehold improvements	1,873	1,870
	15,312	13,657
Less accumulated depreciation	9,572	8,918
Net property and equipment	5,740	4,739
Purchased and developed software, net of accumulated amortization of $19,641 and $18,591 at March 31, 2014 and December 31, 2013	15,222	15,906
Other intangible assets, net of accumulated amortization of $36,437 and $34,446 at March 31, 2014 and December 31, 2013	24,229	26,200
Goodwill	214,374	214,374
Deferred income taxes	6,295	6,979
Other assets	6,687	7,184
Total assets	$369,553	$382,081
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,321	$22,072
Current maturities of long-term debt	2,319	2,490
Accrued wages	5,207	5,559
Restructuring accrual	1,116	1,301
Other current liabilities	7,395	8,205
Deferred revenue	51,956	55,183
Total current liabilities	89,314	94,810
Long-term debt, less current maturities, net of unamortized discount	225,697	233,942
Deferred income taxes	3,925	4,065
Deferred revenue	297	378
Income taxes payable	982	1,399
Other liabilities	2,172	2,227
Total liabilities	322,387	336,821
Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized; none issued	-	-
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 97,115,148 and 96,688,889 shares issued and outstanding at March 31, 2014 and December 31, 2013	971	967
Common stock subscribed, 22,160 and 26,259 shares at March 31, 2014 and December 31, 2013	51	57
Additional paid-in capital	586,685	585,102
Accumulated deficit	(542,852)	(543,175)
Accumulated other comprehensive income	1,862	1,862
Total Merge shareholders' equity	46,717	44,813
Noncontrolling interest	449	447
Total shareholders' equity	47,166	45,260
Total liabilities and shareholders' equity	$369,553	$382,081

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2014	2013
Net sales:
Software and other	$15,083	$23,571
Professional services	10,489	12,123
Maintenance and EDI	25,331	27,940
Total net sales	50,903	63,634
Cost of sales:
Software and other	6,101	11,767
Professional services	6,347	6,525
Maintenance and EDI	6,963	8,089
Depreciation and amortization	1,595	1,810
Total cost of sales	21,006	28,191
Gross margin	29,897	35,443
Operating costs and expenses:
Sales and marketing	8,007	10,366
Product research and development	7,580	8,525
General and administrative	7,360	7,119
Acquisition-related expenses	26	269
Restructuring and other expenses	-	1,229
Depreciation and amortization	2,482	2,653
Total operating costs and expenses	25,455	30,161
Operating income	4,442	5,282
Other income (expense):
Interest expense	(4,161)	(8,222)
Interest income	13	173
Other, net	12	(711)
Total other income (expense)	(4,136)	(8,760)
Income (loss) before income taxes	306	(3,478)
Income tax (benefit) expense	(19)	3,015
Net income (loss)	325	(6,493)
Less: noncontrolling interest's share	2	(18)
Net income (loss) available to common shareholders of Merge	$323	$(6,475)
Net income (loss) per share attributable to common shareholders of Merge - basic	$0.00	$(0.07)
Weighted average number of common shares outstanding - basic	94,656,786	93,301,277
Net income (loss) per share attributable to common shareholders of Merge - diluted	$0.00	$(0.07)
Weighted average number of common shares outstanding - diluted	95,996,566	93,301,277

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$325	$(6,493)
Translation adjustment	-	18
Change in fair value of marketable security, net of income taxes	-	(47)
Comprehensive income (loss)	325	(6,522)
Less: noncontrolling interest's share	2	(18)
Comprehensive income (loss) attributable to Merge	$323	$(6,504)

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$325	$(6,493)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment	4,077	4,463
Share-based compensation	1,530	1,643
Amortization of term loan and note payable issuance costs & discounts	492	736
Unrealized loss on equity security	-	441
Provision for doubtful accounts receivable and allowances, net of recoveries	525	85
Deferred income taxes	279	2,772
Gain on lawsuit settlement	-	(2,500)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	10,044	(635)
Inventory	10	1,023
Prepaid expenses	(155)	(1,224)
Accounts payable	(1,898)	1,318
Accrued wages	(352)	48
Restructuring accrual	(186)	991
Deferred revenue	(3,308)	2,387
Other	(1,535)	3,632
Net cash provided by operating activities	9,848	8,687

Cash flows from investing activities:
Purchases of property, equipment, and leasehold improvements	(333)	(393)
Purchased technology	(170)	-
Capitalized software development	(596)	-
Change in restricted cash	160	-
Net cash used in investing activities	(939)	(393)

Cash flows from financing activities:
Proceeds from employee stock purchase plan	51	396
Principal payments on notes	(8,592)	(5)
Principal payments on capital leases	(167)	(103)
Net cash (used in) provided by financing activities	(8,708)	288

Effect of exchange rates on cash and cash equivalents	-	81

Net increase in cash and cash equivalents	201	8,663
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,337	35,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$19,538	$43,725

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,590	$19
Cash paid for income taxes, net of refunds	$46	$114

Non-Cash Investing and Financing Activities
Assets purchased under capital lease obligations	$-	$38
Assets purchased under lease line facility	$-	$211

(1)	Net of restricted cash of $392 and $813 at December 31, 2013 and 2012, respectively.
(2)	Net of restricted cash of $232 and $813 at March 31, 2014 and 2013, respectively

See accompanying notes to unaudited condensed consolidated financial statements.

Index
Merge Healthcare Incorporated and Subsidiaries
Notes to Condensed Consolidated Financial Statements
 (Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q.  Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013, of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).  Certain prior year amounts have been reclassified to conform to the 2014 presentation.

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three month periods ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer and other non-trade receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2014 and December 31, 2013:

	Balance at March 31, 2014	Balance at December 31, 2013
Revenue recognized in excess of billings, net of reserves of $1,994 and $2,249, respectively	$12,803	$12,069
Other non-trade receivables	367	426
Other current assets	14	11
	$13,184	$12,506

Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, accrued taxes, and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of March 31, 2014 and December 31, 2013:

	Balance at March 31, 2014	Balance at December 31, 2013
Customer deposits	$3,207	$2,697
Acquisition obligation	1,389	1,967
Accrued taxes	24	918
Other liabilities	2,775	2,623
	$7,395	$8,205

(3)	Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill in each of our segments remained unchanged in the three months ended March 31, 2014.

Index
 Other Intangible Assets

Our intangible assets subject to amortization are summarized as of March 31, 2014 as follows:

		March 31, 2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	3.2	$32,357	$17,912
Capitalized software	4.4	2,506	1,729
Customer relationships	5.1	46,333	24,498
Backlog	0.8	9,680	9,506
Trade names	6.8	1,463	645
Non-competes	3.1	3,190	1,788
Total		$95,529	$56,078

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2023, is as follows:

For the remaining nine months of the year ending December 31:	2014	9,342
For the year ending December 31:	2015	10,063
2016		8,043
2017		5,861
2018		3,625
Thereafter		2,517
Total		$39,451

Amortization expense in the three months ended March 31, 2014 and 2013 is set forth in the following table:

	Three Months Ended March 31,
	2014	2013
Amortization included in cost of sales:
Purchased software	$1,258	$1,126
Capitalized software	43	37
Backlog	58	359
Subtotal	1,359	1,522

Amortization included in operating expenses:
Customer relationships	1,758	1,904
Trade names	40	40
Non-competes	115	115
Subtotal	1,913	2,059
Total amortization	$3,272	$3,581

(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, non‑marketable securities, accounts payable, notes payable and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our long-term debt recognized in the consolidated balance sheets as of March 31, 2014 and December 31, 2013, was approximately $228,016 and $236,432, respectively, while the fair value of long-term debt as of March 31, 2014 and December 31, 2013, was approximately $225,530 and $226,789, respectively, based on Level 2 inputs consisting of quoted market prices for the same issues.  See Note 6 for further discussion of our debt.

Index
Non-Current Investments

At March 31, 2014 and December 31, 2013, we held equity securities in two private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investments in these equity securities are classified as Level 3 investments and are accounted for using the equity method of accounting.  Any losses due to impairment in value are recorded as realized losses when such losses occur.  The carrying value of these Level 3 investments at March 31, 2014 and December 31, 2013, is $453.

(5)	Restructuring

The following table sets forth the activity in the three months ended March 31, 2014, related to restructuring activities:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2013	$272	$1,029	$1,301
Payments	(138)	(32)	(170)
Non-cash adjustments	(14)	(1)	(15)
Balance at March 31, 2014	$120	$996	$1,116

See note 12 Segment Information, for restructuring and other expenses by segment.

(6)	Debt

Term Loan and Revolving Credit Facility

On April 23, 2013, we entered into a new senior secured credit facility consisting of a six-year term loan (the Term Loan) of $255,000 issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000.  As of March 31, 2014, nothing was outstanding under the Revolving Credit Facility.  As of March 31, 2014, we are required to make quarterly principal payments totaling $2,319 annually over the remaining life of the Term Loan.  As of March 31, 2014, the future maturities of principal under the Term Loan for the remainder of 2014 were $1,739 and for each of the years ending December 31, 2015, 2016, 2017 and 2018 were $2,319 with $219,118 due in 2019, with interest being due on the last business day of each March, June, September and December and dependent upon the type of loan outstanding under the Credit Agreement. The Term Loan replaced $252,000 of Senior Secured Notes that bore interest at 11.75% (the Notes).

The Term Loan and Revolving Credit Facility were established pursuant to a Credit Agreement (the Credit Agreement) which contains certain financial covenants, in particular a debt-to-adjusted-EBITDA ratio with a maximum allowance of 5.5:1 as of March 31, 2014.  As of March 31, 2014, our debt-to-adjusted EBITDA ratio was 5.3:1 and we were in compliance with all other applicable covenants.

Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period and optional rate, borrowings under the Credit Agreement bore interest at a rate of 6.00% per annum through March 31, 2014.  As of March 31, 2014, current borrowings under our credit agreement had an effective interest rate of 6.60% and weighted average interest rate of 6.00%, determined as the LIBOR rate (subject to a 1.25% floor) plus 4.75%.  To partially offset variable interest rate risks we have an interest rate cap at 3.00% (versus the 1.25% floor) with an initial notional amount equal to 50% of the total amount of Term Loan principal outstanding on October 21, 2013.  The notional amount of the interest rate cap decreases over time by 50% of the anticipated quarterly principal payments.

During 2013, we capitalized $4,588 of debt issuance costs in other assets in our consolidated balance sheet.  These issuance costs and the original issue discount of $2,550 are being amortized over the life of the loan using the effective interest method.  The unamortized debt issuance costs and debt discount at March 31, 2014, are $3,810   and $2,117, respectively.  For the three months ended March 31, 2014, we made required principal payments of $592 against the Term Loan as well as additional voluntary payments of $8,000.

Index
In the three months ended March 31, 2014 and 2013, we recorded $4,119 and $8,139, respectively, of interest expense related to our debt, including $316 and $554, respectively, of amortization of debt issuance costs and $176 and $182, respectively, of amortization of the original issue debt discount.

(7)	Share-Based Compensation

Stock Options

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense included in the statement of operations:
Software and other cost of sales	$13	$-
Professional services cost of sales	28	20
Maintenance and EDI cost of sales	23	9
Sales and marketing	641	545
Product research and development	200	130
General and administrative	625	939
Share-based compensation expense, net of tax	$1,530	$1,643

Stock option activity in the three months ended March 31, 2014, is set forth in the following table:

Number
of
Options
Options outstanding, December 31, 2013	8,918,290
Options granted	225,000
Options exercised	-
Options forfeited and expired	(1,860,365)
Options outstanding, March 31, 2014	7,282,925

Options exercisable, March 31, 2014	4,748,550

Restricted Stock

Restricted stock activity in the three months ended March 31, 2014, is set forth in the following table:

Number
of
Shares
Restricted stock outstanding, December 31, 2013	2,100,000
Restricted stock granted	400,000
Restricted stock vested	(100,000)
Restricted stock forfeited	-
Restricted stock outstanding, March 31, 2014	2,400,000

As of March 31, 2014, there was approximately $9,870 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

Index
(8)	Commitments and Contingencies

Litigation

On June 1, 2009, Merge was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge.  The plaintiffs allege that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  The plaintiffs seek indemnification and unspecified monetary damages.  On April 6, 2011, the Milwaukee County Circuit Court rendered a decision in which it concluded that Merge and Mortimore had entered into an oral employment contract on or about June 15, 2006, but the Court did not make any decision as to damages, which damages would be addressed in a later phase of the litigation.  On May 9, 2011, Merge appealed the Circuit Court’s decision.  On September 18, 2012, the Appellate Court issued its decision reversing the trial court and determined that Mortimore must arbitrate his disputes with Merge.  On June 18, 2013, Merge and Mortimore participated in a hearing before the arbitrator.  On July 17, 2013, the arbitrator rendered a reasoned award in which he concluded that Merge and Mortimore did not enter into an oral contract. As a result, Mortimore's claims and Merge's counterclaims were heard at arbitration from March 3, 2014 through March 7, 2014. A decision from the arbitrator is pending.  Following the arbitrator’s ruling in July 2013, Mr. Noshay filed a motion to lift the stay as to his claims. The Court granted Mr. Noshay’s motion and set a discovery schedule with a trial expected to be set in the third or fourth quarter of 2014.  We believe it is reasonably possible that we may incur a loss with respect to these matters; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

In August 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We filed a motion to dismiss the complaint, which motion was denied.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed.  A hearing was held on March 26, 2014 before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the class action cases and to appoint ATRS as lead plaintiff.  We expect ATRS to file an amended complaint by the end of May 2014.  We intend to file a motion to dismiss following ATRS’s filing of its amended complaint.  The next status hearing before the Court is set for September 17, 2014.   On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaints.  Subsequently, other similar derivative complaints have been filed.  Counsel for Federman has agreed to stay any further proceedings until after the Federal Court rules on the motion to dismiss in the class action. We are seeking a stay in the other derivative actions.  The plaintiffs in the class action and derivative cases have not claimed a specific amount of damages.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints. While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

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

(9)	Transactions with Related Party

 Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of March 31, 2014, approximately 27.5% of our outstanding common stock.  Michael W. Ferro, Jr., the former Chairman of the Board of Merge Healthcare, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings.  Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Beginning in 2009 we were a party to a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, under which Merrick provided services including financial analysis and strategic planning.   In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge Healthcare.  We paid $150 to Merrick for such services and recognized $150 in acquisition related expenses and $27 in general and administrative expenses in the three months ended March 31, 2013.  As of December 31, 2013, we had $0 recorded in accounts payable covering obligations under this agreement.  The consulting agreement expired on December 31, 2013.

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

(10)	Income Taxes

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

Index
(11)	Earnings Per Share Available to Common Shareholders

Basic and diluted net earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on outstanding restricted stock awards and the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive.

In the three months ended March 31, 2014 and 2013, options to purchase 5,337,925 and 6,984,582 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted earnings or net loss per share.  In addition, unvested restricted stock was not included in the calculation of basic net income per share as of March 31, 2014.  As a result of the loss incurred in the three months ended March 31, 2013, incremental shares from the assumed exercise of employee stock options totaling 4,750,000 shares, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

Potentially dilutive common stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share outstanding as of March 31, 2014 and 2013, were 9,682,925 and 11,734,582, respectively.

(12)	Segment Information

We have two operating groups which constitute reportable operating segments: Merge Healthcare and Merge DNA.  We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

The following tables present operating group financial information for the periods indicated:

	Three Months Ended March 31, 2014
	Healthcare	DNA	Total
Net sales:
Software and other	$11,142	$3,941	$15,083
Professional services	7,076	3,413	10,489
Maintenance and EDI	25,011	320	25,331
Total net sales	43,229	7,674	50,903
Expenses	37,213	6,886	44,099
Segment income	$6,016	$788	6,804

Net corporate/other expenses (1)			6,498
Income (loss) before income taxes			$306

	Three Months Ended March 31, 2013
	Healthcare	DNA	Total
Net sales:
Software and other	$17,825	$5,746	$23,571
Professional services	8,055	4,068	12,123
Maintenance and EDI	27,358	582	27,940
Total net sales	53,238	10,396	63,634
Expenses	44,151	10,564	54,715
Segment income (loss)	$9,087	$(168)	8,919

Net corporate/other expenses (1)			12,397
Loss before income taxes			$(3,478)

(1)
Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

Index
	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended March 31, 2014	$3,282	$793	$2	$4,077

Assets as of March 31, 2014	$322,115	$41,972	$5,466	$369,553

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended March 31, 2013	$3,401	$1,046	$16	$4,463
Restructuring and Other One Time Charges

Three Months ended March 31, 2013	$1,229	$-	$-	$1,229

Assets as of December 31, 2013	$333,459	$42,894	$5,728	$382,081

(13)	Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  We applied this guidance in the current quarter and it did not have a material impact on our statement of operations, financial position, or cash flows.

(14)	Subsequent Event

On April 29, 2014, we announced the completion of a debt refinancing consisting of a new six-year term loan (the New Term Loan) of $235,000.  The New Term Loan replaces the Term Loan and Revolving Credit Facility, each of which was terminated upon completion of the debt refinancing.Proceeds from the New Term Loan were used to repay the aggregate principal outstanding under the prior loan in addition to funding related transaction costs with any excess to be used for general corporate purposes.  The Term Loan had an outstanding balance of $230,133 as of March 31, 2014.

The New Term Loan has been established pursuant to a credit agreement (the New Credit Agreement) which contains limited financial covenants, consisting of covenants with respect to total leverage and interest coverage ratios, which begin to apply as of the quarter ended March 31, 2015.  Borrowings under the New Credit Agreement bear interest at a floating rate that can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1% or a base rate floor of 2%, as applicable. The applicable margin for borrowings under the New Credit Agreement is 6% per annum for LIBOR loans and 5% per annum for base rate loans. If an event of default occurs under the New Credit Agreement, the applicable interest rate will increase by 2% per annum during the continuance of such event of default.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section  27A of the Securities Act, and Section  21E of the Exchange Act.  We have used words such as “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative, to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form  10‑K for the year ended December 31, 2013.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2013.

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Business Segments
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies
Overview

We develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, the profitability of outpatient imaging practices and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  These solutions optimize processes for healthcare providers ranging in size from single provider practices to large health systems, to the sponsors of clinical trials and medical device manufacturers.  We believe that our ability to innovate has driven consistent expansion of solutions and services and entry into new markets.

We operate under two reportable operating segments: Merge Healthcare and Merge DNA.  Our Merge Healthcare segment represents about 85% of our year-to-date total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data and Analytics) segment represents the other 15% of revenues and focuses on data capture software for clinical trials and other solutions.  We evaluate the performance of each operating group based on their respective revenues and operating income.

Our Merge Healthcare segment primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services. Today, the majority of total revenue continues to be generated through perpetual license agreements with our customers.  Our Merge DNA segment derives the vast majority of its revenue from software, professional services, and hosting through subscription arrangements. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was approximately $23.0 million and $23.8 million as of March 31, 2014 and 2013, respectively.

Subscription-based pricing arrangements include contract elements that are payable by our customers over a number of years.  Year-to-date, subscription revenue was approximately 16% of total net sales.  Generally, these contracts include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts that are structured with monthly payments (including leases), clinical trials or renewable annual software contracts (with very high renewal rates).  As of March 31, 2014, subscription revenue backlog was $54.2 million, compared to $44.1 million at March 31, 2013.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Index
Business Segments

The following tables provide operating group information for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Merge Healthcare Segment	Three Months Ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Net sales:
Software and other	$11,142	$17,825	$(6,683)	-37.5%
Professional services	7,076	8,055	(979)	-12.2%
Maintenance and EDI	25,011	27,358	(2,347)	-8.6%
Total net sales	43,229	53,238	(10,009)	-18.8%
Expenses	37,213	44,151	(6,938)	-15.7%
Segment income	$6,016	$9,087	$(3,071)	-33.8%

Merge DNA Segment	Three Months Ended March 31,		Change 2014 vs. 2013
	2014	2013	$	%
Net sales:
Software and other	$3,941	$5,746	$(1,805)	-31.4%
Professional services	3,413	4,068	(655)	-16.1%
Maintenance and EDI	320	582	(262)	-45.0%
Total net sales	7,674	10,396	(2,722)	-26.2%
Expenses	6,886	10,564	(3,678)	-34.8%
Segment income (loss)	$788	$(168)	$956	NM (1)

(1)	NM denotes percentage is not meaningful.

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated and non-recurring and subscription backlog as of March 31, 2014 and 2013, respectively (all amounts are in thousands, except percentages):

	Net Sales Three Months ended March 31, 2014					Backlog as of March 31, 2014
	Healthcare		DNA			Healthcare		DNA
Revenue Source	$	%	$	%	Total	$	%	$	%	Total
Maintenance & EDI (1)	$25,011	57.9%	$320	4.2%	49.8%
Subscription	1,271	2.9%	6,922	90.2%	16.1%	$11,467	33.3%	$42,765	100.0%	70.2%
Non-recurring	16,947	39.2%	432	5.6%	34.1%	23,006	66.7%	-	0.0%	29.8%
Total	$43,229	100.0%	$7,674	100.0%	100.0%	$34,473	100.0%	$42,765	100.0%	100.0%
	84.9%		15.1%			44.6%		55.4%

	Net Sales Three Months ended March 31, 2013					Backlog as of March 31, 2013
	Healthcare		DNA			Healthcare		DNA
Revenue Source	$	%	$	%	Total	$	%	$	%	Total
Maintenance & EDI (1)	$27,358	51.4%	$582	5.6%	43.9%
Subscription	1,673	3.1%	7,675	73.8%	14.7%	$11,828	33.2%	$32,270	100.0%	65.0%
Non-recurring	24,207	45.5%	2,139	20.6%	41.4%	23,768	66.8%	-	0.0%	35.0%
Total	$53,238	100.0%	$10,396	100.0%	100.0%	$35,596	100.0%	$32,270	100.0%	100.0%
	83.7%		16.3%			52.5%		47.5%

(1)	Due to the variability in timing and length of maintenance renewals, we do not believe backlog for this revenue component is a meaningful disclosure.

Index
Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended March 31,						Change
	2014	%	(1)	2013	%	(1)	$	%

Net sales:
Software and other	$15,083	29.6%		$23,571	37.0%		$(8,488)	-36.0%
Professional services	10,489	20.6%		12,123	19.0%		(1,634)	-13.5%
Maintenance and EDI	25,331	49.8%		27,940	43.9%		(2,609)	-9.3%
Total net sales	50,903	100.0%		63,634	100.0%		(12,731)	-20.0%
Cost of sales:
Software and other	6,101	40.4%		11,767	49.9%		(5,666)	-48.2%
Professional services	6,347	60.5%		6,525	53.8%		(178)	-2.7%
Maintenance and EDI	6,963	27.5%		8,089	29.0%		(1,126)	-13.9%
Depreciation and amortization	1,595	3.1%		1,810	2.8%		(215)	-11.9%
Total cost of sales	21,006	41.3%		28,191	44.3%		(7,185)	-25.5%
Total gross margin	29,897	58.7%		35,443	55.7%		(5,546)	-15.6%

Gross margin by net sales category (2)
Software and other	8,982	59.6%		11,804	50.1%		(2,822)	-23.9%
Professional services	4,142	39.5%		5,598	46.2%		(1,456)	-26.0%
Maintenance and EDI	18,368	72.5%		19,851	71.0%		(1,483)	-7.5%

Operating expenses:
Sales and marketing	8,007	15.7%		10,366	16.3%		(2,359)	-22.8%
Product research and development	7,580	14.9%		8,525	13.4%		(945)	-11.1%
General and administrative	7,360	14.5%		7,119	11.2%		241	3.4%
Acquisition-related expenses	26	0.1%		269	0.4%		(243)	-90.3%
Restructuring and other expenses	-	0.0%		1,229	1.9%		(1,229)	-100.0%
Depreciation and amortization	2,482	4.9%		2,653	4.2%		(171)	-6.4%
Total operating costs and expenses	25,455	50.0%		30,161	47.4%		(4,706)	-15.6%
Operating income	4,442	8.7%		5,282	8.3%		(840)	-15.9%
Other expense, net	(4,136)	-8.1%		(8,760)	-13.8%		4,624	-52.8%
Income (loss) before income taxes	306	0.6%		(3,478)	-5.5%		3,784	NM	(3)
Income tax (benefit) expense	(19)	0.0%		3,015	4.7%		(3,034)	NM	(3)
Net income (loss)	$325	0.6%		$(6,493)	-10.2%		$6,818	NM	(3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales.  Total software and other sales in 2014 were $15.1 million, a decrease of $8.5 million, or 36.0%, from $23.6 million in 2013.  Software and other sales in the Merge Healthcare operating segment decreased by $6.7 million, primarily due to customer buying delays experienced as a result of changes in market conditions that began in the second quarter of 2013 and continued through the first quarter of 2014. The $1.8 million decrease in sales in the DNA segment was the result of $1.1 million of increased clinical trails revenue, which was more than offset by the sale of health stations in the prior year as we exited this low margin product line throughout 2013. The exit of the health station product line also impacted subscription revenue in 2014.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following few quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Professional Services Sales.  Total professional services sales in 2014 were $10.5 million, a decrease of $1.6 million, or 13.5%, from $12.1 million in 2013.  Sales decreased $1.0 million in the Merge Healthcare segment due to fewer installation projects in 2014 compared to 2013.  Sales in the Merge DNA segment decreased $0.7 million, primarily resulting from the clinical trials platform enhancement introduced in late 2012 which entails more transaction-based software fees and less services required to configure the platform.  Revenue recognized from professional services sales generally lags software and other sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Index
Maintenance and EDI Sales.  Total maintenance and EDI sales in 2014 were $25.3 million, a decrease of $2.6 million, or 9.3%, from $27.9 million in 2013, due to a decrease in software maintenance support sales as we exited certain unprofitable product lines in the Merge Healthcare segment throughout 2013.

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $9.0 million in 2014, a decrease of $2.8 million, or 23.9%, from $11.8 million in 2013.  Gross margin as a percentage of software and other sales increased to 59.6% in 2014 from 50.1% in 2013, primarily due to a decrease in the percentage of hardware sales, which are at lower margins than software only sales.  Hardware sales were 34.3% of software and other sales in 2014 compared to 43.8% in 2013, primarily due to the aforementioned health station sales.  We expect gross margin on software and other sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $4.1 million in 2014, a decrease of $1.5 million, or 26.0%, from $5.6 million in 2013.  Gross margin as a percentage of professional service sales decreased to 39.5% in 2014 from 46.2% in 2013, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $18.4 million in 2014, a decrease of $1.5 million, or 7.5% from $19.9 million in 2013.  Gross margin as a percentage of maintenance and EDI sales was 72.5% in 2014, compared to 71.0% in 2013.  These changes occurred as a result of unprofitable product lines exited throughout 2013.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense decreased 11.9%, to $1.6 million in 2014 from $1.8 million in 2013 mainly due to assets that became fully depreciated in the prior year.

Sales and Marketing

Sales and marketing expense decreased $2.4 million, or 22.8%, to $8.0 million in 2014 from $10.4 million in 2013.  As a percentage of net sales, sales and marketing expense decreased by 0.6% to 15.7%, primarily due to a restructuring initiative undertaken in the third quarter of 2013.

Product Research and Development

Product research and development expense decreased $0.9 million, or 11.1%, to $7.6 million in 2014 from $8.5 million in 2013.  The decrease is primarily due to enhancements to our product development and quality assurance processes in the fourth quarter of 2013, which allowed us to capitalize (and thus, not recognize an expense for)  software development costs of $0.6 million in 2014 compared to zero in 2013.  Due to the decrease in net sales, product research and development as a percentage of net sales increased by 1.5% to 14.9% in 2014.

General and Administrative

General and administrative expense increased $0.2 million, or 3.4%, to $7.4 million in 2014 from $7.1 million in 2013.  The 2013 expense includes a favorable non-cash settlement of a legal matter totaling $2.5 million.  Excluding this item, general and administrative expenses decreased by $2.3 million in 2014 due to decreases of $1.1 million in compensation (including stock-based compensation) and related benefits and taxes, $0.6 million in bad debt expense and $0.5 million in legal expenses. Due to the decrease in net sales, general and administrative expenses as a percentage of net sales increased by 3.4% to 14.5% in 2014.

Restructuring and Other Expenses

Restructuring and other expenses decreased $1.2 million in 2014 compared to 2013.  The 2013 expense of $1.2 million was comprised of costs surrounding the end of life of a specific product in one of our solution sets that did not recur in 2014.

Index
Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million, or 6.4%, to $2.5 million in 2014 from $2.7 million in 2013 due to the overall decrease in amortization on certain intangible assets which are amortized on a basis consistent with the expected cash flows from such assets (as opposed to a straight-line basis) and assets that became fully depreciated in the prior year.

Other Expense, Net

Other expense decreased $4.6 million, or 52.8%, to $4.1 million in 2014 from $8.8 million in 2013 primarily due to the refinancing of our debt in the second quarter of 2013 that resulted in a lower interest rate and thus $4.1 million of reduced interest expense in 2014 and a $0.4 million unfavorable fair value adjustment of an investment in 2013.

Income Tax Expense (Benefit)

In 2014, we recorded a small income tax benefit, compared to income tax expense of $3.0 million in 2013.  The income tax benefit or expense in any period results from mix of profit or loss in the U.S. and Canadian operations compared to expected results for the full year, state income taxes and the deferred effect of tax deductible goodwill amortization.  The tax benefit in 2014 is net of tax expense from profitable Canadian operations, recognized tax benefits related to uncertain tax positions, interest and penalties and the deferred effect of tax deductible goodwill amortization. Only state income taxes resulted in cash tax payments in each year. The effective income tax rate is volatile and may move up or down with changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $19.8 million at March 31, 2014, approximately equal to our balance at December 31, 2013.  In addition, our working capital was $7.7 million at March 31, 2014, a decrease of $4.2 million from our working capital of $11.9 million at December 31, 2013.  We continued to use cash generated from successful collection activities to pay down our debt principal well ahead of schedule in the first quarter of 2014.

From an operational point of view,  the net change in cash and cash equivalents (including restricted cash) is attributed to the following factors:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Cash received from (paid for):
Principal payments on notes	(8.6)	-
Interest paid, net	(3.6)	-
Proceeds from stock option exercises	-	0.3
Restructuring initiatives	(0.2)	(0.2)
Acquisition related expenses	-	(0.2)
Property and equipment purchases	(0.3)	(0.4)
Purchased technology	(0.2)	-
Capitalized software development	(0.6)	-
Business operations	13.5	9.2
Increase in cash, including restricted cash	$-	$8.7

Operating Cash Flows

Cash provided by operating activities was $9.8 million in 2014, compared to cash provided by operating activities of $8.7 million in 2013.  Net income in 2014 of $0.3 million includes non-cash expenses of $6.9 million.  Additionally, $0.2 million was paid related to prior year restructuring activities during the first quarter of 2014 and there is $1.1 million remaining to be paid in future periods.

Index
Investing Cash Flows

Cash used in investing activities was $0.9 million in 2014, compared to cash used in investing activities of $0.4 million in 2013.  The increase of $0.5 million is primarily due to the acquisition of purchased technology and the capitalization of software development costs in 2014.

Financing Cash Flows

Cash used in financing activities was $8.7 million in 2014, compared to cash provided by financing activities of $0.3 million in 2013.  The change is primarily due to the repayment of principal on our Term Loan.

Contractual Obligations

Total outstanding commitments as of March 31, 2014 (in thousands), were as follows:

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$14,134	$2,303	$3,679	$2,764	$5,388
Capital leases (including interest)	806	677	129	-	-
Acquisition obligations	1,594	1,389	205	-	-
Term loan (including interest)	299,550	16,266	32,108	31,544	219,632
Patent license obligation	1,250	125	250	250	625
Other notes payable (including interest)	67	13	34	20	-
Total	$317,401	$20,773	$36,405	$34,578	$225,645

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.

At March 31, 2014, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments.

As of March 31, 2014, approximately $1.1 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the New Term Loan, which we entered into in the second quarter of 2014 (the proceeds of which were primarily used to repay the Term Loan and fees associated with the New Term Loan).  However, any projections of future cash inflows and outflows are subject to uncertainty. In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, the number of shares of any new equity or equity related securities that may be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures. In particular, our uses of cash in 2014 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.  In connection with the repayment of the Term Loan, we terminated the Revolving Credit Facility.

For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended March 31, 2014 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2013.  Our exposures to market risk have not changed materially since December 31, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of March 31, 2014, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended March 31, 2014.

Index
PART  II – OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2013, includes a detailed discussion of these factors, which have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

      See Exhibit Index

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

April 30, 2014	By:	/s/ JUSTIN C. DEARBORN
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

April 30, 2014	By:	/s/ STEVEN M. ORESKOVICH
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index
EXHIBIT INDEX

10.1	Employment Agreement between the Registrant and Steven Tolle entered into as of November 1, 2012
31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
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