Form 10-Q
period 2014-06-30
MERGE HEALTHCARE INC
filed 2014-07-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of July 30, 2014:  98,359,903

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

	June 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents, including restricted cash of $209 at June 30, 2014 and $392 at December 31, 2013	$23,872	$19,729
Accounts receivable, net of reserves of $9,021 and $11,938 at June 30, 2014 and December 31, 2013	52,318	61,895
Inventory	5,185	5,851
Prepaid expenses	4,199	4,803
Deferred income taxes	1,925	1,915
Other current assets	12,641	12,506
Total current assets	100,140	106,699
Property and equipment:
Computer equipment	10,605	8,930
Office equipment	2,889	2,857
Leasehold improvements	1,873	1,870
	15,367	13,657
Less accumulated depreciation	10,226	8,918
Net property and equipment	5,141	4,739
Purchased and developed software, net of accumulated amortization of $20,822 and $18,591 at June 30, 2014 and December 31, 2013	14,555	15,906
Other intangible assets, net of accumulated amortization of $38,244 and $34,466 at June 30, 2014 and December 31, 2013	22,182	26,200
Goodwill	214,374	214,374
Deferred income taxes	6,433	6,979
Other assets	3,615	7,184
Total assets	$366,440	$382,081
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,154	$22,072
Current maturities of long-term debt	11,750	2,490
Accrued wages	6,254	5,559
Restructuring accrual	721	1,301
Other current liabilities	6,673	8,205
Deferred revenue	51,076	55,183
Total current liabilities	94,628	94,810
Long-term debt, less current maturities, net of unamortized discount	219,205	233,942
Deferred income taxes	4,244	4,065
Deferred revenue	337	378
Income taxes payable	1,087	1,399
Other liabilities	2,017	2,227
Total liabilities	321,518	336,821
Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized; none issued	-	-
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 98,339,503 and 96,688,889 shares issued and outstanding at June 30, 2014 and December 31, 2013	983	967
Common stock subscribed, 20,400 and 26,259 shares at June 30, 2014 and December 31, 2013, respectively	44	57
Additional paid-in capital	588,456	585,102
Accumulated deficit	(546,825)	(543,175)
Accumulated other comprehensive income	1,793	1,862
Total Merge shareholders' equity	44,451	44,813
Noncontrolling interest	471	447
Total shareholders' equity	44,922	45,260
Total liabilities and shareholders' equity	$366,440	$382,081

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales:
Software and other	$18,021	$17,879	$33,104	$41,450
Professional services	10,171	11,552	20,660	23,675
Maintenance and EDI	25,622	27,762	50,953	55,702
Total net sales	53,814	57,193	104,717	120,827
Cost of sales:
Software and other	9,085	9,638	15,186	21,405
Professional services	6,017	6,394	12,364	12,919
Maintenance and EDI	6,831	7,370	13,794	15,459
Depreciation and amortization	1,677	1,810	3,272	3,620
Total cost of sales	23,610	25,212	44,616	53,403
Gross margin	30,204	31,981	60,101	67,424
Operating costs and expenses:
Sales and marketing	8,140	10,088	16,147	20,454
Product research and development	7,335	8,447	14,915	16,972
General and administrative	6,404	8,829	13,764	15,948
Acquisition-related expenses	-	158	26	427
Restructuring and other expenses	-	573	-	1,802
Depreciation and amortization	2,563	2,594	5,045	5,247
Total operating costs and expenses	24,442	30,689	49,897	60,850
Operating income	5,762	1,292	10,204	6,574
Other income (expense):
Interest expense	(4,198)	(5,086)	(8,359)	(13,308)
Interest income	1	174	14	347
Loss on debt extinguishment	(4,821)	(23,822)	(4,821)	(23,822)
Other, net	(20)	34	(8)	(677)
Total other income (expense)	(9,038)	(28,700)	(13,174)	(37,460)
Loss before income taxes	(3,276)	(27,408)	(2,970)	(30,886)
Income tax expense	675	712	656	3,727
Net loss	(3,951)	(28,120)	(3,626)	(34,613)
Less: noncontrolling interest's share	22	(13)	24	(31)
Net loss available to common shareholders of Merge	$(3,973)	$(28,107)	$(3,650)	$(34,582)
Net loss per share attributable to common shareholders of Merge - basic	$(0.04)	$(0.30)	$(0.04)	$(0.37)
Weighted average number of common shares outstanding - basic	95,190,879	93,489,178	94,926,005	93,396,622
Net loss per share attributable to common shareholders of Merge - diluted	$(0.04)	$(0.30)	$(0.04)	$(0.37)
Weighted average number of common shares outstanding - diluted	95,190,879	93,489,178	94,926,005	93,396,622

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(3,951)	$(28,120)	$(3,626)	$(34,613)
Translation adjustment	(69)	(8)	(69)	10
Change in fair value of marketable security, net of income taxes	-	1	-	(46)
Comprehensive loss	(4,020)	(28,127)	(3,695)	(34,649)
Less: noncontrolling interest's share	22	(13)	24	(31)
Comprehensive loss attributable to Merge	$(4,042)	$(28,114)	$(3,719)	$(34,618)

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,626)	$(34,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and impairment	8,317	8,867
Share-based compensation	2,606	3,301
Amortization of term loan and note payable issuance costs & discounts	711	1,049
Loss on extinguishment of debt	4,821	23,822
Unrealized loss on equity security	-	366
Provision for doubtful accounts receivable and allowances, net of recoveries	834	723
Deferred income taxes	460	3,243
Gain on lawsuit settlement	-	(2,500)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	8,743	(4,047)
Inventory	666	1,067
Prepaid expenses	609	(1,159)
Accounts payable	(3,887)	6,344
Accrued wages	695	33
Restructuring accrual	(581)	832
Deferred revenue	(4,148)	3,623
Other	(1,668)	(9,568)
Net cash provided by operating activities	14,552	1,383

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,772)	(845)
Purchased technology	(300)	-
Capitalized software development	(971)	-
Change in restricted cash	183	-
Net cash used in investing activities	(2,860)	(845)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	751	793
Proceeds from debt issuance	231,251	252,450
Retirement of debt	(230,133)	(252,000)
Penalty for early extinguishment of debt	-	(16,863)
Debt issuance costs paid	(237)	(3,854)
Principal payments on term loan and notes payable	(8,592)	(7)
Principal payments on capital leases	(337)	(148)
Net cash used in financing activities	(7,297)	(19,629)

Effect of exchange rates on cash and cash equivalents	(69)	30

Net increase (decrease) in cash and cash equivalents	4,326	(19,061)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,337	35,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$23,663	$16,001

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,579	$16,994
Cash paid for income taxes, net of refunds	$330	$317

Non-Cash Investing and Financing Activities
Value of common stock issued for acquisitions	$-	$124
Assets purchased under capital lease obligations	$-	$43
Assets purchased under lease line facility	$-	$211

(1)	Net of restricted cash of $392 and $813 at December 31, 2013 and 2012, respectively
(2)	Net of restricted cash of $209 and $813 at June 30, 2014 and 2013, respectively

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three and six month periods ended June 30, 2014 and 2013, are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, but are expected to be within the next twelve months.  The balances are comprised of the following as of the dates indicated:

	Balance at June 30, 2014	Balance at December 31, 2013
Revenue recognized in excess of billings, net of reserves of $1,389 and $2,249, respectively	$12,557	$12,069
Other current assets	84	437
	$12,641	$12,506

Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, accrued taxes, and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of the dates indicated:

	Balance at June 30, 2014	Balance at December 31, 2013
Customer deposits	$2,780	$2,697
Acquisition obligation	811	1,967
Accrued taxes	285	918
Other liabilities	2,797	2,623
	$6,673	$8,205

Index
(3)	Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill in each of our segments remained unchanged in the six months ended June 30, 2014.

Other Intangible Assets

The following is a summary of our intangible assets subject to amortization as of June 30, 2014:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	3.0	$32,497	$19,010
Capitalized software	4.2	2,880	1,812
Customer relationships	4.9	46,184	26,150
Backlog	0.5	9,680	9,564
Trade names	6.6	1,463	685
Non-competes	2.8	3,099	1,845
Total		$95,803	$59,066

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2023, is as follows:

For the remaining six months of the year ending December 31:	2014	$6,171
For the year ending December 31:	2015	10,123
	2016	8,137
	2017	5,988
	2018	3,760
	Thereafter	2,558
	Total	$36,737

Amortization expense for the periods indicated is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization included in cost of sales:
Purchased software	$1,258	$1,131	$2,516	$2,257
Capitalized software	84	38	127	75
Backlog	58	358	116	717
Subtotal	1,400	1,527	2,759	3,049

Amortization included in operating expenses:
Customer relationships	1,802	1,902	3,560	3,806
Trade names	40	40	80	80
Non-competes	147	115	262	230
Subtotal	1,989	2,057	3,902	4,116
Total amortization	$3,389	$3,584	$6,661	$7,165

Index
(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, non‑marketable securities, accounts payable, a term loan and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates.  The carrying value of our long-term debt recognized in the consolidated balance sheets as of June 30, 2014 and December 31, 2013, was approximately $230,955 and $236,432, respectively, while the fair value of long-term debt as of June 30, 2014 and December 31, 2013, was approximately $235,000 and $226,789, respectively based on Level 2 inputs consisting of quoted market prices for the same issues or quoted market prices for similar issues in active markets.  See note 6 for further discussion of our debt.

Non-Current Investments

At June 30, 2014, we held equity securities in two private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investments in these equity securities are classified as Level 3 investments and are accounted for using the equity method of accounting.  Any losses due to impairment in value are recorded as realized losses when such losses occur.  The carrying value of these Level 3 investments at June 30, 2014 and December 31, 2013, is $453.

(5)	Restructuring

The following table sets forth the activity in the six months ended June 30, 2014, related to restructuring activities undertaken in prior periods:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2013	$272	$1,029	$1,301
Payments	(146)	(32)	(178)
Non-cash adjustments	(126)	(276)	(402)
Balance at June 30, 2014	$-	$721	$721

See note 12 Segment Information for restructuring and other expenses by segment.

(6)	Debt

Term Loan

On April 29, 2014, we completed a debt refinancing that resulted in a new six-year term loan (the Term Loan) of $235,000.  The Term Loan replaced an existing term loan (the Prior Term Loan) and revolving credit facility, each of which was terminated upon completion of the debt refinancing. Proceeds from the Term Loan were used to repay the aggregate principal outstanding under the Prior Term Loan in addition to funding related transaction costs.  The Prior Term Loan had a final outstanding balance of $230,133.

The Term Loan was established pursuant to a credit agreement (the Credit Agreement) which contains financial covenants consisting of total leverage and interest coverage ratios which are applicable beginning with the quarter ending March 31, 2015.  Borrowings under the Credit Agreement bear interest at a floating rate that can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1%, or a base rate floor of 2%, as applicable.  The applicable margin for borrowings under the Credit Agreement is 6% per annum for LIBOR loans and 5% per annum for base rate loans.  If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2% per annum during the continuance of such event of default.  Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period and optional rate, borrowings under the Credit Agreement bore interest at a rate of 7.00% per annum through June 30, 2014.  As of June 30, 2014, borrowings had a weighted average interest rate of 7.00%. Interest is currently payable on the last business day of each of the months of March, June, September and December, but is dependent upon the type of loan outstanding under the Credit Agreement.

Index
Beginning September 30, 2014, we are required to make quarterly principal payments totaling $2,938 over the remaining life of the Term Loan.  As of June 30, 2014, the future maturities of principal under the Term Loan for the remainder of 2014 were $5,875 and for each of the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $11,750 with $170,375 due in 2020.

Debt Modification and Extinguishment, Issuance Costs and Discount

We accounted for the April 29, 2014 debt refinancing in accordance with ASC 470-50-40.  Accordingly, a portion of our Prior Term Loan was deemed modified and a portion was deemed extinguished.  For the portion of the Prior Term Loan deemed extinguished, unamortized issuance costs of $3,080 and unamortized debt discount of $1,679 were written off as debt extinguishment costs in the condensed consolidated statement of operations for the three and six months ended June 30, 2014.  For the portion of the Prior Term Loan deemed modified, unamortized debt issuance costs of $678 and unamortized debt discount of $410 were deferred to be amortized over the life of the Term Loan.  In addition, $202 of third-party costs were deferred as additional issuance costs of the Term Loan and $62 of third-party costs were expensed.  Creditor fees of $2,575 and deferred unamortized debt discount of $410 were treated as additional debt discount, and, along with the Term Loan original issue discount of $1,175, are included in the condensed consolidated balance sheet as a reduction of long-term debt.  The debt discount will be amortized over the life of the Term Loan using the effective interest method.

As of June 30, 2014, the long-term debt balance in our condensed consolidated balance sheet includes $4,045 of unamortized discount.  The balance of unamortized issuance costs included in other assets as of June 30, 2014, was $856.  As of June 30, 2014, our borrowings under the Term Loan had an effective interest rate of 7.50%.

Variable Interest Rate Risk

To partially offset variable interest rate risks, we maintain an interest rate cap at 3.00% (versus the 1.00% LIBOR floor) with a notional amount equal to $123,225 as of June 30, 2014.  The notional amount of the interest rate cap decreases over time to $121,950 as of September 29, 2015, and thereafter is equal to $62,316 through termination on October 23, 2015.

Interest Expense and Other

In the three and six months ended June 30, 2014, we recorded $4,178 and $8,297, respectively, of interest expense related to our debt, including $76 and $392, respectively, of amortization of debt issuance costs and $143 and $319, respectively, of debt discount amortization.

Prior Term Loan and Revolving Credit Facility

On April 23, 2013, we entered into a senior secured credit facility consisting of a six-year term loan (the Prior Term Loan) of $255,000 issued at 99% of the Prior Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000.  The Prior Term Loan replaced $252,000 of Senior Secured Notes that bore interest at 11.75% (the Notes).  The Prior Term Loan and Revolving Credit Facility were terminated on April 29, 2014.  For the six months ended June 30, 2014, we made required principal payments of $592 against the Prior Term Loan as well as additional voluntary payments of $8,000.

During 2013, we capitalized $4,588 of debt issuance costs in other assets in our consolidated balance sheet.  These issuance costs and the original issue discount of $2,550 related to the Prior Term Loan were being amortized over the life of the loan using the effective interest method.  The balances of unamortized debt issuance costs and debt discount as of December 31, 2013, were $4,127 and $2,293, respectively.

$252,000 Senior Secured Notes

The Notes were replaced by our Prior Term Loan and Revolving Credit Facility in April 2013.  For the three and six months ended June 30, 2013, we recorded a charge of $23,822 for early debt extinguishment of the Notes in our condensed consolidated statement of operations.  This charge consisted of $5,235 for unamortized debt issuance costs, $1,724 for unamortized net debt discount and $16,863 for early retirement costs associated with the extinguishment of the Notes.

(7)	Share-Based Compensation

Stock Options

The following table summarizes share-based compensation expense recognized during the periods indicated:

Index
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense included in the statement of operations:
Software and other cost of sales	$13	$-	$26	$-
Professional services cost of sales	30	28	58	48
Maintenance and EDI cost of sales	21	8	44	17
Sales and marketing	221	353	862	898
Product research and development	185	118	385	248
General and administrative	606	1,151	1,231	2,090
Share-based compensation expense, net of tax	$1,076	$1,658	$2,606	$3,301

Stock option activity in the six months ended June 30, 2014, is set forth in the following table:

Number
of
Options
Options outstanding, December 31, 2013	8,918,290
Options granted	365,000
Options exercised	(950,000)
Options forfeited and expired	(2,149,115)
Options outstanding, June 30, 2014	6,184,175

Options exercisable, June 30, 2014	4,151,050

Restricted Stock

Restricted stock activity in the six months ended June 30, 2014, is set forth in the following table:

Number
of
Shares
Restricted stock outstanding, December 31, 2013	2,100,000
Restricted stock granted	652,195
Restricted stock vested	(100,000)
Restricted stock forfeited	-
Restricted stock outstanding, June 30, 2014	2,652,195

As of June 30, 2014, there was approximately $8,964 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  The eligible employees receive a 5% discount from the market price at the end of each calendar quarter.  There is no stock-based compensation expense associated with our ESPP.  During the second quarter of 2014, our shareholders approved an increase in the number of shares available for purchase under the ESPP by 500,000 shares.

Index
(8)	Commitments and Contingencies

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge Healthcare. The plaintiffs alleged that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing.  Mortimore’s claims for indemnification and damages were heard at arbitration from March 3, 2014 through March 7, 2014. The arbitrator rendered his interim decision on April 30, 2014.  In his decision, the arbitrator denied all but one of Mortimore’s claims.  As a result, we must pay Mortimore the sum of approximately $10 plus interest from a yet to be determined date. The arbitrator also awarded us an unspecified amount for attorneys' fees and costs incurred to enforce the arbitration clause of Mortimore’s employment contract and successfully defend against his breach of contract claims.  We intend to petition the arbitrator for an award for all the costs and expenses incurred in successfully defending against Mortimore’s contract claims and enforcing his arbitration provision which total more than $1,000.  A decision on the fees and costs award is expected sometime in the third quarter of 2014. We filed a motion for partial summary judgment in the Noshay matter.  On July 17, 2014, the judge granted our motion and entered judgment in Merge’s favor on Noshay’s claims for breach of contract and breach of the covenant of good faith and fair dealing. As a result, the only issue remaining to be tried is whether Noshay is entitled to attorneys' fees for asserting his right to indemnification, whether Merge is entitled to an award of attorneys’ fee pursuant to the prevailing party provision in Noshay’s employment contract for successfully defending Noshay’s breach of contract and breach of the covenant of good faith and fair dealing claims, and whether Merge is entitled to an award of damages on its remaining counterclaims.  Trial in the Noshay matter is expected to take place in the fourth quarter of 2014. We believe that there is a remote possibility that we may incur a loss with respect to the Noshay matter; however, at this stage of the proceedings, it is not possible for management to reasonably estimate the amount of any potential loss.

In August 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge Healthcare was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge Healthcare is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge Healthcare subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We filed a motion to dismiss the complaint, which motion was denied.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed.  A hearing was held on March 26, 2014 before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the class action cases and to appoint ATRS as lead plaintiff.  ATRS filed an amended complaint  on May 28, 2014.  We intend to file a motion to dismiss.  The next status hearing before the Court is set for September 17, 2014.  On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaints.  Subsequently, two other derivative complaints were filed in the United States District Court of the Northern District of Illinois.  On June 6, 2014, the judge assigned to the class action case granted our motion to reassign the two Federal derivative actions to her on the basis of relatedness and stayed the Federal derivative cases until she rules on our motion to dismiss the class action case.  The plaintiffs in the class action and derivative cases have not claimed a specific amount of damages.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints.  While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

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

 Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of June 30, 2014, approximately 26.9% of our outstanding common stock.  Michael W. Ferro, Jr., the former Chairman of the Board of Merge Healthcare, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings.  Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Beginning in 2009 we were a party to a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, under which Merrick provided services including financial analysis and strategic planning.   In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge Healthcare.  The consulting agreement expired on December 31, 2013. We paid $0 and $150 to Merrick for such services and recognized $150 and $300 in acquisition related expenses for the three and six months ended June 30, 2013, respectively.  We also recognized $27 in general and administrative expenses in the three and six months ended June 30, 2013.  As of December 31, 2013, we had no remaining liability or obligations under this agreement.

From September 8, 2010 through expiration on December 9, 2013, we were party to an assignment agreement with Merrick Ventures under which Merrick Ventures assigned to us its sublease with Aon Corporation for approximately 11,934 square feet located on the 20th floor of 200 East Randolph Street, in Chicago, Illinois.  During 2013, the base rental rate was approximately $20.0 per month from January 1, 2013 to July 31, 2013 and $20.5 per month from August 1, 2013 to December 9, 2013. The rent was paid to the sub–landlord monthly and was the same rate as Merrick Ventures paid under the sublease.

From February 24, 2012 through expiration on December 13, 2013, we were party to agreement with Merrick Ventures under which Merge agreed to sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, Illinois at an annual rental of $80.  The rent was paid to Merrick monthly and was the same rate as Merrick paid under its lease.  Merge paid approximately $74 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.  We vacated the space that we subleased from Merrick Ventures in September 2013.

(10)	Income Taxes

We are subject to tax in multiple jurisdictions and record income tax expense on an interim basis using an estimated annual effective tax rate.  The estimated annual effective tax rate is modified to exclude the effect of losses for those jurisdictions where the tax benefit cannot be recognized and a separate estimated annual tax rate is required.  If a reliable estimate of the annual effective tax rate cannot be made, the year-to-date effective tax rate is utilized under the discrete method.  The current period income tax provision was calculated under the discrete method as management determined that an annual effective tax rate method would not provide a reliable estimate.  Items discrete to a specific quarter are reflected in tax expense for that period.  Further limitations may apply to deferred tax assets if certain ownership changes occur.  We do not expect a significant change in unrecognized tax benefits within the next twelve months.

Index
We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP requires that companies assess whether valuation allowances should be established against their deferred tax assets based on consideration of all available evidence, both positive and negative, using a “more likely than not” standard. This assessment considers, among other matters, the nature, frequency and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified.

In the three months ended June 30, 2014, we reversed a portion of the tax valuation allowance against our net deferred tax assets related to a separate legal entity’s state jurisdictions.  This valuation allowance release is a result of a separate legal entity’s consistent cumulative income position and ability to satisfy the internal policy to rely on forecasted earnings.  The net income impact of the tax valuation allowance release was a tax benefit of approximately $810. A valuation allowance was retained on the portion of the separate legal entity’s state net operating losses that are estimated to not be utilized based on income forecasts and Section 382 limitations. The state NOLs expire in various tax years through 2031.

(11)	Earnings Per Share Available to Common Shareholders

Basic and diluted earnings or loss per share are computed by dividing earnings or loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  The computation of earnings or loss available to common shareholders is presented in our condensed consolidated statements of operations.  Diluted earnings per share includes the dilution that could occur based on the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock, as such exercise would be anti-dilutive and assuming the potential lapse of restrictions on outstanding restricted stock awards.

In the three months ended June 30, 2014 and 2013, options to purchase 5,395,823 and 4,082,352 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted earnings or loss per share.  In the six months ended June 30, 2014 and 2013, options to purchase 5,729,839 and 6,342,352 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted earnings or loss per share.

As a result of the loss incurred in the three and six months ended June 30, 2014, incremental shares from the assumed exercise of employee stock options totaling 694,936 and 871,127,  respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.  Potentially dilutive common stock equivalent securities, including securities that might have been considered in the calculation of diluted earnings per share outstanding if there was net income as of June 30, 2014 and 2013, were 8,836,370 and 11,094,852, respectively.

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

Index
The following tables present operating group financial information for the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$13,599	$4,422	$18,021	$24,741	$8,363	$33,104
Professional services	7,304	2,867	10,171	14,380	6,280	20,660
Maintenance and EDI	25,298	324	25,622	50,309	644	50,953
Total net sales	46,201	7,613	53,814	89,430	15,287	104,717
Expenses	40,018	6,045	46,063	77,231	12,931	90,162
Segment income	$6,183	$1,568	7,751	$12,199	$2,356	14,555

Net corporate/other expenses (1)			11,027			17,525
Loss before income taxes			$(3,276)			$(2,970)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$14,127	$3,752	$17,879	$31,952	$9,498	$41,450
Professional services	7,190	4,362	11,552	15,245	8,430	23,675
Maintenance and EDI	27,293	469	27,762	54,651	1,051	55,702
Total net sales	48,610	8,583	57,193	101,848	18,979	120,827
Expenses	44,649	7,674	52,323	88,800	18,238	107,038
Segment income	$3,961	$909	4,870	$13,048	$741	13,789

Net corporate/other expenses (1)			32,278			44,675
Loss before income taxes			$(27,408)			$(30,886)

(1) Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended June 30, 2014	$3,445	$792	$3	$4,240
Six Months ended June 30, 2014	6,727	1,585	5	8,317

Assets as of June 30, 2014	$323,270	$41,081	$2,089	$366,440

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended June 30, 2013	$3,342	$1,048	$14	$4,404
Six Months ended June 30, 2013	6,743	2,094	30	8,867
Restructuring and Other One Time Charges

Three Months ended June 30, 2013	$291	$282	$-	$573
Six Months ended June 30, 2013	1,520	282	-	1,802

Assets as of December 31, 2013	$333,459	$42,894	$5,728	$382,081

(13)	Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or on our disclosures. We do not discuss recent pronouncements that a) are not anticipated to have an impact on, or b) are unrelated to our financial condition, results of operations, or related disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist, which is included in ASC Topic 740 (Income Taxes).  ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law.  The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013.  We applied this guidance in the first quarter of 2014 and it did not have a material impact on our statement of operations, financial position, or cash flows.

Index
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. The implementation of this standard is not expected to have a material impact on our financial statements, but will impact the reporting of any future dispositions.

In May 2014, the FASB issued ASU No. 2014- 09, Revenue from Contracts with Customers (Topic 606).  ASU 2014-09 also adds Subtopic 340-40 Other Assets and deferred Costs‒Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance.  ASU 2014-09 requires retrospective application either, a) to each prior period presented, or, b) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as an adjustment to opening retained earnings.  The provisions of this new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  Earlier application is not permitted.  We are currently evaluating the impact of the new guidance on our financial statements.

(14)	Subsequent Events

We have evaluated subsequent events from the balance sheet date through July 30, 2014, and we have concluded that no subsequent events occurred during that period.

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

Overview

We develop software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, the profitability of outpatient imaging practices and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  These solutions optimize processes for healthcare providers ranging in size from single provider practices to large health systems, to the sponsors of clinical trials and medical device manufacturers.  We believe that our ability to innovate has driven consistent expansion of solutions and services and assisted our entry into new markets.

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

Our Merge Healthcare segment primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.  Our Merge DNA segment derives the vast majority of its revenue from software, professional services, and hosting through subscription arrangements. The majority of total revenue continues to be generated through perpetual license agreements with our customers. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog.  The backlog of non-recurring revenue was approximately $23.2 million and $24.9 million as of June 30, 2014 and 2013, respectively.

Subscription-based pricing arrangements include contract elements that are payable by our customers over a number of years.  Year-to-date, subscription revenue was approximately 16% of total net sales.  Generally, these contracts include a minimum image volume and/or dollar commitment.  As such, revenue from these transactions is recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts that are structured with monthly payments (including leases), clinical trials or renewable annual software contracts (with very high renewal rates).  As of June 30, 2014, subscription revenue backlog was $54.6 million, compared to $48.9 million at June 30, 2013.  Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

Index
In the second quarter of 2014, we completed a debt refinancing that resulted in a new six-year term loan (the Term Loan) of $235 million at a 7.00% interest rate.  The Term Loan replaced an existing term loan (the Prior Term Loan) at a 6.00% interest rate with more restrictive financial ratio covenants, which was terminated upon completion of the debt refinancing.  Proceeds from the Term Loan were used to repay the aggregate principal outstanding under the Prior Term Loan in addition to funding related transaction costs.  The Prior Term Loan had an outstanding balance of $230.1 million as of April 29, 2014, and we recorded a non-cash charge of $4.8 million in the second quarter of 2014 associated with its extinguishment. The Prior Term Loan, completed in the second quarter of 2013, replaced Senior Secured Notes (which were at an 11.75% interest rate).  In the second quarter of 2013, we recorded a charge of $23.8 million, including $7.0 million of non-cash expenses, for the early extinguishment of the Notes.

Business Segments

The following tables provide operating group information for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Merge Healthcare Segment	Three Months Ended June 30,		Change 2014 vs. 2013		Six Months Ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
Net sales:
Software and other	$13,599	$14,127	$(528)	-3.7%	$24,741	$31,952	$(7,211)	-22.6%
Professional services	7,304	7,190	114	1.6%	14,380	15,245	(865)	-5.7%
Maintenance and EDI	25,298	27,293	(1,995)	-7.3%	50,309	54,651	(4,342)	-7.9%
Total net sales	46,201	48,610	(2,409)	-5.0%	89,430	101,848	(12,418)	-12.2%
Expenses	40,018	44,649	(4,631)	-10.4%	77,231	88,800	(11,569)	-13.0%
Segment income	$6,183	$3,961	$2,222	56.1%	$12,199	$13,048	$(849)	-6.5%

Merge DNA Segment	Three Months Ended June 30,		Change 2014 vs. 2013		Six Months Ended June 30,		Change 2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
Net sales:
Software and other	$4,422	$3,752	$670	17.9%	$8,363	$9,498	$(1,135)	-11.9%
Professional services	2,867	4,362	(1,495)	-34.3%	6,280	8,430	(2,150)	-25.5%
Maintenance and EDI	324	469	(145)	-30.9%	644	1,051	(407)	-38.7%
Total net sales	7,613	8,583	(970)	-11.3%	15,287	18,979	(3,692)	-19.5%
Expenses	6,045	7,674	(1,629)	-21.2%	12,931	18,238	(5,307)	-29.1%
Segment income	$1,568	$909	$659	72.5%	$2,356	$741	$1,615	217.9%

Index

The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated and non-recurring and subscription backlog as of June 30, 2014 and 2013 (all amounts are in thousands, except percentages):

	Net Sales Three Months ended June 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$25,298	54.7%	$324	4.2%	$25,622	47.6%
Subscription	1,653	3.6%	7,246	95.2%	8,899	16.5%
Non-recurring	19,250	41.7%	43	0.6%	19,293	35.9%
Total	$46,201	100.0%	$7,613	100.0%	$53,814	100.0%
	85.9%		14.1%

	Net Sales Three Months ended June 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$27,293	56.1%	$469	5.5%	$27,762	48.5%
Subscription	1,595	3.3%	8,075	94.1%	9,670	16.9%
Non-recurring	19,722	40.6%	39	0.4%	19,761	34.6%
Total	$48,610	100.0%	$8,583	100.0%	$57,193	100.0%
	85.0%		15.0%

	Net Sales Six Months ended June 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$50,309	56.2%	$644	4.2%	$50,953	48.7%
Subscription	2,924	3.3%	14,168	92.7%	17,092	16.3%
Non-recurring	36,197	40.5%	475	3.1%	36,672	35.0%
Total	$89,430	100.0%	$15,287	100.0%	$104,717	100.0%
	85.4%		14.6%

	Net Sales Six Months ended June 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$54,651	53.7%	$1,051	5.5%	$55,702	46.1%
Subscription	3,268	3.2%	15,750	83.0%	19,018	15.7%
Non-recurring	43,929	43.1%	2,178	11.5%	46,107	38.2%
Total	$101,848	100.0%	$18,979	100.0%	$120,827	100.0%
	84.3%		15.7%

	Backlog as of June 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$13,067	36.0%	$41,492	100.0%	$54,559	70.2%
Non-recurring	23,203	64.0%	-	0.0%	23,203	29.8%
Total	$36,270	100.0%	$41,492	100.0%	$77,762	100.0%
	46.6%		53.4%

	Backlog as of June 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$11,517	31.7%	$37,432	100.0%	$48,949	66.3%
Non-recurring	24,866	68.3%	-	0.0%	24,866	33.7%
Total	$36,383	100.0%	$37,432	100.0%	$73,815	100.0%
	49.3%		50.7%

Index
Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended June 30,				Change
	2014	% (1)	2013	% (1)	$	%

Net sales:
Software and other	$18,021	33.5%	$17,879	31.3%	$142	0.8%
Professional services	10,171	18.9%	11,552	20.1%	(1,381)	-12.0%
Maintenance and EDI	25,622	47.6%	27,762	48.5%	(2,140)	-7.7%
Total net sales	53,814	100.0%	57,193	100.0%	(3,379)	-5.9%
Cost of sales:
Software and other	9,085	50.4%	9,638	53.9%	(553)	-5.7%
Professional services	6,017	59.2%	6,394	55.3%	(377)	-5.9%
Maintenance and EDI	6,831	26.7%	7,370	26.5%	(539)	-7.3%
Depreciation and amortization	1,677	3.1%	1,810	3.2%	(133)	-7.3%
Total cost of sales	23,610	43.9%	25,212	44.1%	(1,602)	-6.4%
Total gross margin	30,204	56.1%	31,981	55.9%	(1,777)	-5.6%

Gross margin by net sales category (2)
Software and other	8,936	49.6%	8,241	46.1%	695	8.4%
Professional services	4,154	40.8%	5,158	44.7%	(1,004)	-19.5%
Maintenance and EDI	18,791	73.3%	20,392	73.5%	(1,601)	-7.9%

Operating expenses:
Sales and marketing	8,140	15.1%	10,088	17.6%	(1,948)	-19.3%
Product research and development	7,335	13.6%	8,447	14.8%	(1,112)	-13.2%
General and administrative	6,404	11.9%	8,829	15.4%	(2,425)	-27.5%
Acquisition-related expenses	-	0.0%	158	0.3%	(158)	-100.0%
Restructuring and other expenses	-	0.0%	573	1.0%	(573)	-100.0%
Depreciation and amortization	2,563	4.8%	2,594	4.5%	(31)	-1.2%
Total operating costs and expenses	24,442	45.4%	30,689	53.7%	(6,247)	-20.4%
Operating income	5,762	10.7%	1,292	2.3%	4,470	346.0%
Other expense, net	(9,038)	-16.8%	(28,700)	-50.2%	19,662	-68.5%
Loss before income taxes	(3,276)	-6.1%	(27,408)	-47.9%	24,132	-88.0%
Income tax (benefit) expense	675	1.3%	712	1.2%	(37)	-5.2%
Net loss	$(3,951)	-7.3%	$(28,120)	-49.2%	$24,169	-85.9%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2014 were $18.0 million, an increase of $0.1 million, or 0.8%, from $17.9 million in 2013.  Software and other sales decreased by $0.5 million in the Merge Healthcare operating segment in 2014 and increased $0.7 million in the Merge DNA segment during the same period.  The Merge DNA segment sales increased by $1.6 million for clinical trials revenue from a platform enhancement introduced in late 2012 which entails more transaction-based software fees and less service required to configure the platform, which offset the decrease in subscription revenue from the sale of health stations in the prior year as we exited this low margin product line throughout 2013.  Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following few quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index
Professional Services Sales.  Total professional services sales in 2014 were $10.2 million, a decrease of $1.4 million, or 12.0%, from $11.6 million in 2013.  Sales decreased $1.5 million in the Merge DNA segment as a result of the clinical trials platform introduced in late 2012 that has resulted in a shift in revenue mix from services to software.  Revenue recognized from professional services sales generally lags software and other sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2014 were $25.6 million, a decrease of $2.1 million, or 7.7%, from $27.8 million in 2013, due to a decrease in software maintenance support sales as we exited certain product lines in the Merge Healthcare segment throughout 2013.

Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $8.9 million in 2014, an increase of $0.7 million, or 8.4%, from $8.2 million in 2013.  Gross margin as a percentage of software and other sales increased to 49.6% in 2014 from 46.1% in 2013, primarily due to improved hardware gross margins.  Hardware sales were 44.2% of software and other sales in 2014 compared to 42.7% in 2013.  We expect gross margin on software and other sales to fluctuate depending on our product sales mix.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $4.2 million in 2014, a decrease of $1.0 million, or 19.5%, from $5.2 million in 2013.  Gross margin as a percentage of professional service sales decreased to 40.8% in 2014 from 44.7% in 2013, primarily due to the billable utilization of our professional services resources.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $18.8 million in 2014, a decrease of $1.6 million, or 7.9% from $20.4 million in 2013.  Gross margin as a percentage of maintenance and EDI sales was 73.3% in 2014, compared to 73.5% in 2013.  The gross margin dollar change occurred as a result of product lines exited throughout 2013.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense decreased 7.3%, to $1.7 million in 2014 from $1.8 million in 2013 mainly due to assets that became fully depreciated in the prior year.

Sales and Marketing

Sales and marketing expense decreased $1.9 million, or 19.3%, to $8.1 million in 2014 from $10.1 million in 2013.  As a percentage of net sales, sales and marketing expense decreased by 2.5% to 15.1%, primarily due to lower headcount and headcount related costs related to prior restructuring initiatives.

Product Research and Development

Product research and development expense decreased $1.1 million, or 13.2%, to $7.3 million in 2014 from $8.4 million in 2013.  The decrease is primarily due to enhancements to our product development and quality assurance processes in the fourth quarter of 2013, which allowed us to more efficiently engineer our solutions and lower our expenses as well as capitalize, and thus not recognize as an expense, software development costs of $0.4 million in 2014 compared to zero costs capitalized in 2013.  As a percentage of net sales, product research and development expense decreased by 1.2%, to 13.6% in 2014.

General and Administrative

General and administrative expense decreased $2.4 million, or 27.5%, to $6.4 million in 2014 from $8.8 million in 2013. The decrease is primarily due to a decrease of $1.5 million in compensation (including stock-based compensation) and related benefits and a decrease of $0.6 million in bad debt expense.  As a percentage of net sales, general and administrative expenses decreased by 3.5% to 11.9% in 2014.

Restructuring and Other Expenses

There were no restructuring and other expenses in 2014.  The 2013 expense of $0.6 million was related to restructuring initiatives.

Index
Depreciation and Amortization

Depreciation and amortization expense was unchanged at $2.6 million.  As a percentage of net sales, depreciation and amortization was 4.8% in 2014 compared to 4.5% in 2013.

Other Expense, Net

Other expense consists primarily of loss on extinguishment of debt and interest expense.  During 2014 and 2013, we refinanced our debt and incurred losses on debt extinguishment of $4.8 million and $23.8 million, respectively.  See note 6 of the notes to condensed consolidated financial statements for additional information pertaining to the refinancing of our debt.   Interest expense decreased to $4.2 million in 2014 from $5.1 million in 2013, due to a decrease in the amount of principal indebtedness outstanding from 2013 to 2014 and a decrease in the average interest rate during 2014 compared to 2013.

Income Tax Expense

In 2014 and 2013, we recorded income tax expense of $0.7 million.  The income tax benefit or expense in any period results from mix of profit or loss in the U.S. and Canadian operations compared to expected results for the full year or period , state income taxes, valuation allowance establishment or releases,  and the deferred effect of tax deductible goodwill amortization.  The current period expense includes a benefit related to releasing the valuation allowance on a separate legal entity’s state jurisdictions.  The separate legal entity is in a three year cumulative pre-tax book income position and we have met internal policies in order to rely on income forecasts specific to the legal entity.  Only state income taxes resulted in cash tax payments in each year.  The effective income tax rate may vary significantly due to changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Index
Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Six Months Ended June 30,				Change
	2014	% (1)	2013	% (1)	$	%

Net sales:
Software and other	$33,104	31.6%	$41,450	34.3%	$(8,346)	-20.1%
Professional services	20,660	19.7%	23,675	19.5%	(3,015)	-12.7%
Maintenance and EDI	50,953	48.7%	55,702	46.1%	(4,749)	-8.5%
Total net sales	104,717	100.0%	120,827	100.0%	(16,110)	-13.3%
Cost of sales:
Software and other	15,186	45.9%	21,405	51.6%	(6,219)	-29.1%
Professional services	12,364	59.8%	12,919	54.6%	(555)	-4.3%
Maintenance and EDI	13,794	27.1%	15,459	27.8%	(1,665)	-10.8%
Depreciation and amortization	3,272	3.1%	3,620	3.0%	(348)	-9.6%
Total cost of sales	44,616	42.6%	53,403	44.2%	(8,787)	-16.5%
Total gross margin	60,101	57.4%	67,424	55.8%	(7,323)	-10.9%

Gross margin by net sales category (2)
Software and other	17,918	54.1%	20,045	48.4%	(2,127)	-10.6%
Professional services	8,296	40.2%	10,756	45.4%	(2,460)	-22.9%
Maintenance and EDI	37,159	72.9%	40,243	72.2%	(3,084)	-7.7%

Operating expenses:
Sales and marketing	16,147	15.4%	20,454	16.9%	(4,307)	-21.1%
Product research and development	14,915	14.2%	16,972	14.0%	(2,057)	-12.1%
General and administrative	13,764	13.1%	15,948	13.2%	(2,184)	-13.7%
Acquisition-related expenses	26	0.0%	427	0.4%	(401)	-93.9%
Restructuring and other expenses	-	0.0%	1,802	1.5%	(1,802)	-100.0%
Depreciation and amortization	5,045	4.8%	5,247	4.3%	(202)	-3.8%
Total operating costs and expenses	49,897	47.6%	60,850	50.4%	(10,953)	-18.0%
Operating income	10,204	9.7%	6,574	5.4%	3,630	55.2%
Other expense, net	(13,174)	-12.6%	(37,460)	-31.0%	24,286	-64.8%
Loss before income taxes	(2,970)	-2.8%	(30,886)	-25.6%	27,916	-90.4%
Income tax (benefit) expense	656	0.6%	3,727	3.1%	(3,071)	-82.4%
Net loss	$(3,626)	-3.5%	$(34,613)	-28.6%	$30,987	-89.5%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.

Net Sales

Software and Other Sales.  Total software and other sales in 2014 were $33.1 million, a decrease of $8.3 million, or 20.1%, from $41.5 million in 2013.  Software and other sales in the Merge Healthcare operating segment decreased by $7.2 million, primarily due to delays in customer buying decisions.  The $1.1 million decrease in sales in the Merge DNA segment was the result of $2.7 million of increased clinical trials revenue for the reasons previously mentioned, which was offset by the sale of health stations for $2.0 million in the first quarter of the prior year as we exited this low margin product line throughout 2013.  The exit of the health station product line also resulted in decreased subscription revenue of $1.6 million in 2014 compared to 2013.

Professional Services Sales.  Total professional services sales in 2014 were $20.7 million, a decrease of $3.0 million, or 12.7%, from $23.7 million in 2013.  Sales decreased $0.8 million in the Merge Healthcare segment due to fewer installation projects in 2014 compared to 2013.  Sales in the Merge DNA segment decreased $2.2 million as a result of the clinical trials platform introduced in late 2012 that has resulted in a shift in revenue mix from services to software.

Maintenance and EDI Sales.  Total maintenance and EDI sales in 2014 were $51.0 million, a decrease of $4.7 million, or 8.5%, from $55.7 million in 2013, due to a decrease in software maintenance support sales as we exited certain product lines in the Merge Healthcare segment throughout 2013.

Index
Gross Margin

Gross Margin – Software and Other Sales.  Gross margin on software and other sales was $17.9 million in 2014, a decrease of $2.1 million, or 10.6%, from $20.0 million in 2013.  Gross margin as a percentage of software and other sales increased to 54.1% in 2014 from 48.4% in 2013, primarily due to a decrease in the percentage of hardware sales, which are at lower margins than software.  Hardware sales were 39.7% of software and other sales in 2014 compared to 43.3% in 2013, primarily due to the aforementioned health station sales.

Gross Margin – Professional Service Sales.  Gross margin on professional service sales was $8.3 million in 2014, a decrease of $2.5 million, or 22.9%, from $10.8 million in 2013.  Gross margin as a percentage of professional service sales decreased to 40.2% in 2014 from 45.4% in 2013, primarily due to the billable utilization of our professional services resources.

Gross Margin – Maintenance and EDI Sales.  Gross margin on maintenance and EDI sales was $37.2 million in 2014, a decrease of $3.1 million, or 7.7% from $40.2 million in 2013.  Gross margin as a percentage of maintenance and EDI sales was 72.9% in 2014, compared to 72.2% in 2013.  These changes occurred as a result of product lines exited throughout 2013.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense decreased 9.6%, to $3.3 million in 2014 from $3.6 million in 2013 mainly due to assets that became fully depreciated in the prior year.

Sales and Marketing

Sales and marketing expense decreased $4.3 million, or 21.1%, to $16.1 million in 2014 from $20.5 million in 2013.  As a percentage of net sales, sales and marketing expense decreased by 1.5% to 15.4%, primarily due to lower headcount and headcount related costs related to prior restructuring initiatives.

Product Research and Development

Product research and development expense decreased $2.1 million, or 12.1%, to $14.9 million in 2014 from $17.0 million in 2013.  The decrease is primarily due to enhancements to our product development and quality assurance processes in the fourth quarter of 2013, which allowed us to more efficiently engineer our solutions and lower our expenses as well as capitalize, and thus not recognize as an expense, software development costs of $1.0 million in 2014 compared to zero in 2013.

General and Administrative

General and administrative expense decreased $2.2 million, or 13.7%, to $13.8 million in 2014 from $15.9 million in 2013.  The 2013 expense includes a favorable non-cash settlement of a legal matter totaling $2.5 million.  Excluding this item, general and administrative expenses decreased by $4.7 million in 2014 due to decreases of $2.6 million in compensation (including stock-based compensation) and related benefits and $1.3 million in bad debt expense.  General and administrative expense as a percentage of net sales was 13.1% in 2014.  Excluding the favorable non-cash settlement of a legal matter, general and administrative expense as a percentage of net sales would have been 15.3% in 2013.

Restructuring and Other Expenses

There were no restructuring and other expenses in 2014.  The 2013 expense of $1.8 million was related to restructuring initiatives and included costs surrounding the end of life of certain non-core products.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.2 million, or 3.8%, to $5.0 million in 2014 from $5.2 million in 2013, due to the overall decrease in amortization on certain intangible assets which are amortized on a basis consistent with the expected cash flows from such assets (as opposed to a straight-line basis) and assets that became fully depreciated in the prior year.

Other Expense, Net

Other expense consists primarily of loss on extinguishment of debt and interest expense.  During 2014 and 2013, we refinanced our debt and incurred losses on debt extinguishment of $4.8 million and $23.8 million, respectively.  See note 6 of the notes to condensed consolidated financial statements for additional information pertaining to the refinancing of our debt.  Interest expense decreased to $8.4 million in 2014 from $13.3 million in 2013, due to a decrease in the amount of principal indebtedness outstanding from 2013 to 2014 and a decrease in the average interest rate during 2014 compared to 2013.  In addition, other expense included a $0.4 million unfavorable fair value adjustment of an investment in 2013.

Index
Income Tax Expense

In 2014, we recorded income tax expense of $0.7 million, compared to income tax expense of $3.7 million in 2013.  The income tax benefit or expense in any period results from mix of profit or loss in the U.S. and Canadian operations compared to expected results for the full year or period, state income taxes, valuation allowance establishment or releases,  and the deferred effect of tax deductible goodwill amortization.  The current period expense includes a benefit related to releasing the valuation allowance on a separate legal entity’s state jurisdictions.  The separate legal entity is in a three year cumulative pre-tax book income position and we have met internal policies in order to rely on income forecasts specific to the legal entity.  Only state income taxes resulted in cash tax payments in each year.  The effective income tax rate may vary significantly due to changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $23.9 million at June 30, 2014, an increase of $4.1 million from our balance at December 31, 2013.  In addition, our working capital was $5.5 million at June 30, 2014, a decrease of $6.4 million from our working capital of $11.9 million at December 31, 2013.  We used cash generated from successful collection activities to pay down our debt principal well ahead of schedule in the first quarter of 2014.  In the second quarter of 2014 we refinanced our debt and gained flexibility in managing our future financing needs.

Operating Cash Flows

Cash provided by operating activities was $14.6 million in 2014, compared to cash provided by operating activities of $1.4 million in 2013.  The net loss in 2014 of $3.6 million includes non-cash expenses of $17.7 million.  Additionally, $0.2 million was paid related to prior year restructuring activities during 2014 and there is $0.7 million remaining to be paid in future periods.

Investing Cash Flows

Cash used in investing activities was $2.9 million in 2014, compared to cash used in investing activities of $0.8 million in 2013.  The increase of $2.1 million is primarily due to the purchase of computer equipment, the acquisition of purchased technology and the capitalization of software development costs in 2014.

Financing Cash Flows

Cash used in financing activities was $7.3 million in 2014, compared to cash used in financing activities of $19.6 million in 2013.  The change is primarily due to the repayment of $8.6 million of principal on our debt in 2014 and the $20.7 million of costs associated with the refinancing of our debt in 2013.

Contractual Obligations

Total outstanding commitments as of June 30, 2014, were as follows (in thousands):

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$13,561	$2,308	$3,446	$2,764	$5,043
Capital leases (including interest)	627	572	55	-	-
Acquisition obligations	932	811	121	-	-
Term loan (including interest and fees)	319,043	28,167	53,875	50,497	186,504
Patent license obligation	1,250	125	250	250	625
Other notes payable (including interest)	62	12	32	18	-
Total	$335,475	$31,995	$57,779	$53,529	$192,172

The above obligations include lease payments involving facilities that we use and those we have either ceased to use or previously abandoned.  At June 30, 2014, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit and guarantees, standby repurchase obligations or other commercial commitments.

Index
As of June 30, 2014, approximately $1.5 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest payments due under the Term Loan, which we entered into in the second quarter of 2014 (the proceeds of which were primarily used to repay the Prior Term Loan and fees associated with the Term Loan).  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2014 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.  In connection with the repayment of the Prior Term Loan, we terminated the Revolving Credit Facility.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the quarterly period ended June 30, 2014 in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2013.

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

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30, 2014, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended June 30, 2014.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

July 30, 2014	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

July 30, 2014	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index
EXHIBIT INDEX

10.1
Credit Agreement, dated as of April 29, 2014, among Merge Healthcare Incorporated, as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent.  Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 5, 2014

10.2
Security Agreement, dated as of April 29, 2014, among Merge Healthcare Incorporated, the subsidiaries of Merge Healthcare Incorporated party thereto and Guggenheim Corporate Funding, LLC, as Collateral Agent.  Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K of Merge
Healthcare Incorporated dated May 5, 2014

10.3
Merge Healthcare Incorporated 2000 Employee Stock Purchase Plan, as amended (incorporated by reference from Annex A to the Registrant’s Revised Definitive Proxy Statement on Schedule 14A filed with the Commission on April 29, 2014)

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