Form 10-Q
period 2014-09-30
MERGE HEALTHCARE INC
filed 2014-10-29
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of October 29, 2014: 98,601,322

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except for share data)

	September 30,	December 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents, including restricted cash of $209 and $392 at September 30, 2014 and December 31, 2013	$34,537	$19,729
Accounts receivable, net of reserves of $7,293 and $11,938 at September 30, 2014 and December 31, 2013	52,314	61,895
Inventory	5,232	5,851
Prepaid expenses	3,643	4,803
Deferred income taxes	2,074	1,915
Other current assets	10,898	12,506
Total current assets	108,698	106,699
Property and equipment:
Computer equipment	10,755	8,930
Office equipment	2,878	2,857
Leasehold improvements	1,589	1,870
	15,222	13,657
Less accumulated depreciation	10,784	8,918
Net property and equipment	4,438	4,739
Purchased and developed software, net of accumulated amortization of $22,230 and $18,591at September 30, 2014 and December 31, 2013	15,316	15,906
Other intangible assets, net of accumulated amortization of $36,698 and $34,466 at September 30, 2014 and December 31, 2013	19,628	26,200
Goodwill	214,374	214,374
Deferred income taxes	5,641	6,979
Other assets	2,647	7,184
Total assets	$370,742	$382,081
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,117	$22,072
Current maturities of long-term debt	11,750	2,490
Accrued wages	9,346	5,559
Restructuring accrual	-	1,301
Other current liabilities	6,183	8,205
Deferred revenue	52,852	55,183
Total current liabilities	98,248	94,810
Long-term debt, less current maturities, net of unamortized discount	216,440	233,942
Deferred income taxes	4,485	4,065
Deferred revenue	370	378
Income taxes payable	1,074	1,399
Other liabilities	1,905	2,227
Total liabilities	322,522	336,821
Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized; none issued	-	-
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 98,579,903 and 96,688,889 shares issued and outstanding at September 30, 2014 and December 31, 2013	986	967
Common stock subscribed, 21,419 and 26,259 shares at September 30, 2014 and December 31, 2013	45	57
Additional paid-in capital	590,028	585,102
Accumulated deficit	(545,098)	(543,175)
Accumulated other comprehensive income	1,778	1,862
Total Merge shareholders' equity	47,739	44,813
Noncontrolling interest	481	447
Total shareholders' equity	48,220	45,260
Total liabilities and shareholders' equity	$370,742	$382,081

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales:
Software and other	$18,539	$19,357	$51,643	$60,807
Professional services	9,074	10,447	29,734	34,122
Maintenance and EDI	26,369	27,441	77,322	83,143
Total net sales	53,982	57,245	158,699	178,072
Cost of sales:
Software and other	7,064	11,702	22,250	33,107
Professional services	6,539	6,248	18,903	19,175
Maintenance and EDI	7,174	6,875	20,968	22,328
Depreciation and amortization	2,495	1,804	5,767	5,425

Total cost of sales	23,272	26,629	67,888	80,035

Gross margin	30,710	30,616	90,811	98,037

Operating costs and expenses:
Sales and marketing	7,709	8,526	23,856	28,982
Product research and development	6,548	8,017	21,463	24,988
General and administrative	6,282	9,654	20,046	25,567
Acquisition-related expenses	1	173	27	600
Restructuring and other expenses	-	2,054	-	3,856
Depreciation and amortization	2,944	2,652	7,989	7,899

Total operating costs and expenses	23,484	31,076	73,381	91,892

Operating income (loss)	7,226	(460)	17,430	6,145

Other income (expense):
Interest expense	(4,447)	(4,168)	(12,806)	(17,471)
Interest income	2	167	16	514
Loss on debt extinguishment	-	-	(4,821)	(23,822)
Other, net	(157)	(118)	(165)	(835)

Total other income (expense)	(4,602)	(4,119)	(17,776)	(41,614)
Income (loss) before income taxes	2,624	(4,579)	(346)	(35,469)
Income tax expense (benefit)	886	(478)	1,542	3,249
Net income (loss)	1,738	(4,101)	(1,888)	(38,718)
Less: noncontrolling interest's share	10	4	34	(28)
Net income (loss) available to common shareholders of Merge	$1,728	$(4,105)	$(1,922)	$(38,690)

Net income (loss) per share attributable to common shareholders of Merge - basic	$0.02	$(0.04)	$(0.02)	$(0.41)
Weighted average number of common shares outstanding - basic	95,831,369	93,707,856	95,231,110	93,502,456
Net income (loss) per share attributable to common shareholders of Merge - diluted	$0.02	$(0.04)	$(0.02)	$(0.41)
Weighted average number of common shares outstanding - diluted	97,284,739	93,707,856	95,231,110	93,502,456

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income (loss)	$1,738	$(4,101)	$(1,888)	$(38,718)
Translation adjustment	(15)	(230)	(84)	(220)
Change in fair value of marketable security, net of income taxes	-	444	-	398
Comprehensive income (loss)	1,723	(3,887)	(1,972)	(38,540)
Less: noncontrolling interest's share	10	4	34	(28)
Comprehensive income (loss) attributable to Merge	$1,713	$(3,891)	$(2,006)	$(38,512)

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,888)	$(38,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,756	13,324
Share-based compensation	3,821	4,192
Amortization of term loan and note payable issuance costs & discounts	920	1,243
Loss on extinguishment of debt	4,821	23,822
Realized loss on equity securities	-	645
Provision for doubtful accounts receivable and allowances, net of recoveries	556	2,844
Deferred income taxes	1,344	2,985
Loss on acquisition settlement	-	1,345
Stock issued for lawsuit settlement	-	885
Gain on lawsuit settlement	-	(2,500)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	9,025	4,166
Inventory	619	423
Prepaid expenses	1,166	(1,263)
Accounts payable	(3,955)	774
Accrued wages	3,787	(223)
Restructuring accrual	(1,301)	1,792
Deferred revenue	(2,340)	2,849
Other	(302)	(6,676)
Net cash provided by operating activities	30,029	11,909

Cash flows from investing activities:
Purchases of property, equipment and leasehold improvements	(1,638)	(1,658)
Purchased technology	(300)	-
Capitalized software development	(3,139)	-
Change in restricted cash	183	60
Proceeds from sale of equity investment	-	1,785
Net cash (used in) provided by investing activities	(4,894)	187

Cash flows from financing activities:
Proceeds from debt issuance	231,251	252,450
Retirement of debt	(230,133)	(252,000)
Penalty for early extinguishment of debt	-	(16,863)
Debt issuance costs paid	(250)	(4,588)
Principal payments on term loan and notes payable	(11,530)	(6,646)
Proceeds from exercise of stock options and employee stock purchase plan	1,111	1,056
Principal payments on capital leases	(509)	(878)
Net cash used in financing activities	(10,060)	(27,469)

Effect of exchange rates on cash and cash equivalents	(84)	(161)

Net increase (decrease) in cash and cash equivalents	14,991	(15,534)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,337	35,062
Cash and cash equivalents (net of restricted cash), end of period (2)	$34,328	$19,528

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$11,779	$20,951
Cash paid for income taxes, net of refunds	$352	$412

Non-Cash Investing and Financing Activities
Value of common stock issued for acquisitions and returns for settlements	$-	$(726)
Assets purchased under capital lease obligations	$-	$187

(1)	Net of restricted cash of $392 and $813 at December 31, 2013 and 2012, respectively
(2)	Net of restricted cash of $209 and $753 at September 30, 2014 and 2013, respectively

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

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The results of operations in the three and nine month periods ended September 30, 2014 and 2013, are not necessarily indicative of the results to be expected for any future period.

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

(2)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer, but are expected to be within the next twelve months. The balances are comprised of the following as of the dates indicated:

	Balance at September 30, 2014	Balance at December 31, 2013
Revenue recognized in excess of billings, net of reserves of $1,281 and $2,249, respectively	$10,760	$12,069
Other current assets	138	437
	$10,898	$12,506

Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, accrued taxes, and other non-trade payables, all of which are due within the next twelve months. The balances are comprised of the following as of the dates indicated:

	Balance at September 30, 2014	Balance at December 31, 2013
Customer deposits	$2,452	$2,697
Acquisition obligation	811	1,967
Accrued taxes	225	918
Other liabilities	2,695	2,623
	$6,183	$8,205

Index
(3)	Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill in each of our segments remained unchanged in the nine months ended September 30, 2014.

Other Intangible Assets

The following is a summary of our intangible assets subject to amortization as of September 30, 2014:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software	2.8	$32,497	$20,327
Capitalized software	4.8	5,049	1,903
Customer relationships	4.8	43,664	25,976
Backlog	0.3	8,100	8,042
Trade names	6.4	1,463	724
Non-competes	2.6	3,099	1,956
Total		$93,872	$58,928

Estimated aggregate amortization expense for our intangible assets, which are expected to become fully amortized in 2023, is as follows:

For the remaining three months of the year ending December 31:	2014	$3,239
For the year ending December 31:	2015	9,896
	2016	8,484
	2017	6,335
	2018	4,107
	Thereafter	2,883
	Total	$34,944

Amortization expense of our intangible assets is set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization included in cost of sales:
Purchased software	$1,316	$1,131	$3,832	$3,388
Capitalized software	91	38	218	113
Backlog	58	256	174	973
Subtotal	1,465	1,425	4,224	4,474

Amortization included in operating expenses:
Customer relationships	2,345	1,971	5,905	5,777
Trade names	40	39	120	119
Non-competes	111	115	373	345
Subtotal	2,496	2,125	6,398	6,241
Total amortization	$3,961	$3,550	$10,622	$10,715

During 2014, we have added $300 of purchased software and $3,139 of capitalized software. Upon completing the exit of an immaterial product line in the third quarter of 2014, we recorded a $727 charge to depreciation and amortization in operating expenses for the reduction in the useful life of related customer relationships and wrote off the fully amortized backlog and customer relationships of $1,580 and $2,520, respectively. For the nine months ended September 30, 2014, we have written off fully amortized purchased software, backlog, customer relationships and non-competes of $390, $1,580, $2,670 and $90, respectively.

Index
(4)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, non‑marketable securities, accounts payable, a term loan and certain accrued liabilities. The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments. The estimated fair values of the non-marketable equity securities have been determined from information obtained from independent valuations and management estimates. The carrying value of our long-term debt recognized in the consolidated balance sheets as of September 30, 2014 and December 31, 2013, was approximately $228,190 and $236,432, respectively, while the fair value of long-term debt as of September 30, 2014 and December 31, 2013, was approximately $235,000 and $226,789, respectively based on Level 2 inputs consisting of quoted market prices for the same issues or quoted market prices for similar issues in active markets. See note 6 for further discussion of our debt.

At September 30, 2014, we held equity securities in two private companies, which are classified within other assets in our condensed consolidated balance sheets. The investments in these equity securities are classified as Level 3 investments and are accounted for using the equity method of accounting. Any losses due to impairment in value are recorded as realized losses when such losses occur. The carrying value of these Level 3 investments at September 30, 2014 and December 31, 2013, is $453.

During the third quarter of 2013, we sold an equity security investment for $1,785 that was classified as a Level 1 trading security. The Other, net line in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013, includes a realized gain of $135 and realized losses of $231, respectively, related to this equity security investment.

During the third quarter of 2013, we wrote off an investment in a company that filed for bankruptcy protection. The investment in this publicly traded company, over which we did not exert significant influence, was classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs. Unrealized gains and losses were reported within the accumulated other comprehensive income component of shareholders’ equity. As a result of the bankruptcy filing, we reclassified $454 out of accumulated other comprehensive income and recognized a $414 loss (net of tax) in the Other, net line in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013.

(5)	Restructuring

The following table sets forth the activity in the nine months ended September 30, 2014, related to restructuring activities undertaken in prior periods:

	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2013	$272	$1,029	$1,301
Payments	(146)	(37)	(183)
Non-cash adjustments	(126)	(992)	(1,118)
Balance at September 30, 2014	$-	$-	$-

Non-cash adjustments primarily relate to settlements of employee or contract exit obligations that did not require cash outlays.

(6)	Debt

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

The Term Loan was established pursuant to a credit agreement (the Credit Agreement) which contains financial covenants consisting of total leverage and interest coverage ratios which are applicable beginning with the quarter ending March 31, 2015. Borrowings under the Credit Agreement bear interest at a floating rate that can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1%, or a base rate floor of 2%, as applicable. The applicable margin for borrowings under the Credit Agreement is 6% per annum for LIBOR loans and 5% per annum for base rate loans. If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2% per annum during the continuance of such event of default. Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period and optional rate, borrowings under the Credit Agreement bore interest at a rate of 7.00% per annum through September 30, 2014. As of September 30, 2014, borrowings had a weighted average interest rate of 7.00%. Interest is currently payable on the last business day of each month and is dependent upon the type of loan outstanding under the Credit Agreement.

Index
We are required to make quarterly principal payments totaling $2,938 over the life of the Term Loan, the first of which was made on September 30, 2014. The future maturities of principal under the Term Loan for the remainder of 2014 and for each of the years ending December 31, 2015, 2016, 2017, 2018 and 2019 are $2,938 and $11,750, respectively, with $170,375 due in 2020.

Debt Modification and Extinguishment, Issuance Costs and Discount

We accounted for the April 29, 2014 debt refinancing in accordance with ASC 470-50-40. Accordingly, a portion of our Prior Term Loan was deemed modified and a portion was deemed extinguished. For the portion of the Prior Term Loan deemed extinguished, unamortized issuance costs of $3,080 and unamortized debt discount of $1,679 were written off as debt extinguishment costs in the condensed consolidated statement of operations for the nine months ended September 30, 2014. For the portion of the Prior Term Loan deemed modified, unamortized debt issuance costs of $678 and unamortized debt discount of $410 were deferred to be amortized over the life of the Term Loan. In addition, $202 of third-party costs were deferred as additional issuance costs of the Term Loan and $62 of third-party costs were expensed. Creditor fees of $2,575 and deferred unamortized debt discount of $410 were treated as additional debt discount, and, along with the Term Loan original issue discount of $1,175, are included in the condensed consolidated balance sheet as a reduction of long-term debt. The debt discount will be amortized over the life of the Term Loan using the effective interest method.

As of September 30, 2014, the long-term debt balance in our condensed consolidated balance sheet includes $3,872 of unamortized discount. The balance of unamortized issuance costs included in other assets as of September 30, 2014, was $819. As of September 30, 2014, our borrowings under the Term Loan had an effective interest rate of 7.50%.

Variable Interest Rate Risk

To partially offset variable interest rate risks, we maintain an interest rate cap at 3.00% (versus the 1.00% LIBOR floor) with a notional amount equal to $122,906 as of September 30, 2014. The notional amount of the interest rate cap decreases over time to $121,950 as of September 29, 2015, and thereafter is equal to $62,316 through termination on October 23, 2015.

Interest Expense and Other

In the three and nine months ended September 30, 2014, we recorded $4,425 and $12,722, respectively, of interest expense related to our debt, including $36 and $429, respectively, of amortization of debt issuance costs and $172 and $491, respectively, of debt discount amortization.

Prior Term Loan and Revolving Credit Facility

On April 23, 2013, we entered into a senior secured credit facility consisting of a six-year term loan (the Prior Term Loan) of $255,000 issued at 99% of the Prior Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000. The Prior Term Loan replaced $252,000 of Senior Secured Notes that bore interest at 11.75% (the Notes). The Prior Term Loan and Revolving Credit Facility were terminated on April 29, 2014. In 2014, we made required principal payments of $592 against the Prior Term Loan as well as additional voluntary payments of $8,000.

During 2013, we capitalized $4,588 of debt issuance costs in other assets in our condensed consolidated balance sheet. These issuance costs and the original issue discount of $2,550 related to the Prior Term Loan were being amortized over the life of the loan using the effective interest method. The balances of unamortized debt issuance costs and debt discount as of December 31, 2013, were $4,127 and $2,293, respectively.

Index
$252,000 Senior Secured Notes

The Notes were replaced by our Prior Term Loan and Revolving Credit Facility in April 2013. For the nine months ended September 30, 2013, we recorded a charge of $23,822 for early debt extinguishment of the Notes in our condensed consolidated statement of operations. This charge consisted of $5,235 for unamortized debt issuance costs, $1,724 for unamortized net debt discount and $16,863 for early retirement costs associated with the extinguishment of the Notes.

(7)	Share-Based Compensation

Stock Options

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense included in the statement of operations:
Software and other cost of sales	$13	$4	$39	$4
Professional services cost of sales	25	17	83	65
Maintenance and EDI cost of sales	25	7	69	24
Sales and marketing	292	313	1,154	1,211
Product research and development	178	103	563	351
General and administrative	682	253	1,913	2,343
Restructuring and other expenses	-	194	-	194
Share-based compensation expense, net of tax	$1,215	$891	$3,821	$4,192

Stock option activity in the nine months ended September 30, 2014, is set forth in the following table:

Number
of
Options
Options outstanding, December 31, 2013	8,918,290
Options granted	465,000
Options exercised	(1,170,000)
Options forfeited and expired	(2,149,115)
Options outstanding, September 30, 2014	6,064,175

Options exercisable, September 30, 2014	4,046,050

Restricted Stock

Restricted stock activity in the nine months ended September 30, 2014, is set forth in the following table:

Number
of
Shares
Restricted stock outstanding, December 31, 2013	2,100,000
Restricted stock granted	652,195
Restricted stock vested	(108,222)
Restricted stock forfeited	-
Restricted stock outstanding, September 30, 2014	2,643,973

As of September 30, 2014, there was approximately $7,878 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

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

Litigation

On June 1, 2009, Merge Healthcare was sued in the Milwaukee County Circuit Court, State of Wisconsin, by William C. Mortimore and David M. Noshay with respect to the separation of Mortimore’s and Noshay’s employment and our subsequent refusal to indemnify them with respect to litigation related to their services as officers of Merge Healthcare. The plaintiffs alleged that we breached their employment agreements, unreasonably refused their requests for indemnification and breached other covenants of good faith and fair dealing. Mortimore’s claims for indemnification and damages were heard at arbitration from March 3, 2014 through March 7, 2014. The arbitrator rendered his interim decision on April 30, 2014. In his decision, the arbitrator denied all but one of Mortimore’s claims. We filed a motion for partial summary judgment in the Noshay matter, and on July 17, 2014, the judge granted our motion and entered judgment in Merge Healthcare’s favor on Noshay’s claims for breach of contract and breach of the covenant of good faith and fair dealing leaving Noshay’s claim for attorneys' fees for asserting his right to indemnification, Merge Healthcare’s claim for an award of attorneys’ fee pursuant to the prevailing party provision in Noshay’s employment contract for successfully defending Noshay’s breach of contract and breach of the covenant of good faith and fair dealing claims, and Merge Healthcare’s claim to an award of damages on its remaining counterclaims as the remaining issues to be tried. On October 6, 2014, Merge Healthcare entered into a Settlement Agreement and Mutual Release with Mortimore and Noshay pursuant to which the parties agreed to a mutual release of any further liability arising out of Mortimore’s and Noshay’s respective tenures as officers and/or employees of Merge Healthcare, and, in the case of Mortimore, as chairman of the Board of Directors. Furthermore, Mortimore and Noshay each agreed to issue a statement of regret to Merge Healthcare’s Board of Directors and to reimburse Merge Healthcare a portion of the legal fees and expenses incurred by Merge Healthcare in defending the arbitration and lawsuit.

In August 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd. The receiver alleges that Merge Healthcare was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL). Merge Healthcare is not alleged to have participated in the Ponzi scheme. The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL. Merge Healthcare subsequently acquired Emageon as part of our AMICAS acquisition. The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees. We have retained litigation counsel and intend to vigorously defend this action. We filed a motion to dismiss the complaint, which motion was denied. Trial has been scheduled for May 2015. Discovery in this matter is ongoing. We believe it is reasonably possible that we may incur a loss with respect to this matter. The potential loss may lie in a range from zero to the full amount claimed, plus interest.

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls. Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed. A hearing was held on March 26, 2014 before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the class action cases and to appoint ATRS as lead plaintiff. ATRS filed an amended complaint on May 28, 2014. We have filed a motion to dismiss the purported class action lawsuit, which we expect to be heard in the fourth quarter of 2014. On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaints. Subsequently, two other derivative complaints were filed in the United States District Court of the Northern District of Illinois. On June 6, 2014, the judge assigned to the class action case granted our motion to reassign the two Federal derivative actions to her on the basis of relatedness and stayed the Federal derivative cases until she rules on our motion to dismiss the class action case. The plaintiffs in the class action and derivative cases have not claimed a specific amount of damages. Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints. While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter. At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

Index
In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settlement in the ordinary course of business. Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on Merge’s financial condition. Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period.

(9)	Transactions with Related Party

 Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of September 30, 2014, approximately 26.8% of our outstanding common stock. Michael W. Ferro, Jr., the former Chairman of the Board of Merge Healthcare, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings. Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Beginning in 2009 we were a party to a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, under which Merrick provided services including financial analysis and strategic planning. In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge Healthcare. The consulting agreement expired on December 31, 2013. We paid $177 and $327 to Merrick for such services and recognized $150 and $450 in acquisition related expenses for the three and nine months ended September 30, 2013, respectively. We also recognized $27 in general and administrative expenses in the nine months ended September 30, 2013. As of December 31, 2013, we had no remaining liability or obligations under this agreement.

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

In the nine months ended September 30, 2014, we reversed a portion of the tax valuation allowance against our net deferred tax assets related to a separate legal entity’s state jurisdictions. The release of this valuation allowance is a result of a separate legal entity’s consistent cumulative income position and ability to satisfy the internal policy to rely on forecasted earnings. The net income impact of the tax valuation allowance release was a tax benefit of approximately $786. A valuation allowance was retained on the portion of the separate legal entity’s state net operating losses that are estimated to not be utilized based on income forecasts and Section 382 limitations. The state NOLs expire in various tax years through 2031.

(11)	Net Income (Loss) Per Share Attributable to Common Shareholders of Merge

Basic and diluted net income or loss per share are computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of net income or loss available to common shareholders is presented in our condensed consolidated statements of operations. Diluted net income per share includes the dilution that could occur based on the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock during the period, as such exercise would be anti-dilutive, and assuming the potential lapse of restrictions on outstanding restricted stock awards.

In the three months ended September 30, 2014 and 2013, options to purchase 5,289,175 and 3,412,352 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net income or loss per share. For the nine months ended September 30, 2014 and 2013, options to purchase 5,564,762 and 4,902,352 of our common shares, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net income or loss per share.

As a result of the loss incurred in the nine months ended September 30, 2014, incremental shares from the assumed exercise of employee stock options totaling 694,523 have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive common stock equivalent securities, including securities that might have been considered in the calculation of diluted net income per share if there was net income for the nine months ended September 30, 2014 and 2013, were 8,708,148 and 9,934,540, respectively.

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

Index
The following tables present operating group financial information for the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$12,095	$6,444	$18,539	$36,836	$14,807	$51,643
Professional services	6,532	2,542	9,074	20,912	8,822	29,734
Maintenance and EDI	25,937	432	26,369	76,246	1,076	77,322
Total net sales	44,564	9,418	53,982	133,994	24,705	158,699
Expenses	35,937	8,786	44,723	113,168	21,717	134,885
Segment income	$8,627	$632	9,259	$20,826	$2,988	23,814

Net corporate/other expenses (1)			6,635			24,160
Income (loss) before income taxes			$2,624			$(346)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$11,291	$8,066	$19,357	$43,243	$17,564	$60,807
Professional services	6,335	4,112	10,447	21,580	12,542	34,122
Maintenance and EDI	26,872	569	27,441	81,523	1,620	83,143
Total net sales	44,498	12,747	57,245	146,346	31,726	178,072
Expenses	42,995	9,847	52,842	131,798	28,085	159,883
Segment income	$1,503	$2,900	4,403	$14,548	$3,641	18,189

Net corporate/other expenses (1)			8,982			53,658
Loss before income taxes			$(4,579)			$(35,469)

(1) Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses, net interest expense and loss on debt extinguishment.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended September 30, 2014	$3,017	$2,420	$2	$5,439
Nine Months ended September 30, 2014	9,744	4,005	7	13,756

Assets as of September 30, 2014	$328,414	$40,214	$2,114	$370,742

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended September 30, 2013	$3,395	$1,051	$10	$4,456
Nine Months ended September 30, 2013	10,137	3,146	41	13,324

Restructuring and Other One Time Charges

Three Months ended September 30, 2013	$1,366	$123	$565	$2,054
Nine Months ended September 30, 2013	2,886	405	565	3,856

Assets as of December 31, 2013	$333,459	$42,894	$5,728	$382,081

(13)	Recent Accounting Pronouncements

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

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. To qualify as a discontinued operation the standard requires a disposal to represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material dispositions that do not qualify as discontinued operations. The standard is effective prospectively for fiscal years beginning after December 15, 2014, with early adoption permitted. We applied this guidance in the third quarter of 2014 and it did not have a material impact on our statement of operations, financial position, or cash flows.

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

In August 2014, the FASB issued ASU N0. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements.

(14)	Subsequent Events

We have evaluated subsequent events from the balance sheet date through October 29, 2014, and we have concluded that no subsequent events occurred during that period.

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

We operate under two reportable operating segments: Merge Healthcare and Merge DNA. Our Merge Healthcare segment represents about 84% of our year-to-date total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers. Our Merge DNA (Data and Analytics) segment represents the other 16% of revenues and focuses on data capture software for clinical trials and other solutions. We evaluate the performance of each operating group based on their respective revenues and operating income.

Our Merge Healthcare segment primarily generates revenue from the sale of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services. Our Merge DNA segment derives the vast majority of its revenue from software, professional services, and hosting through subscription arrangements. Going forward, we expect that substantially all revenues for Merge DNA will come from clinical trials. The majority of total revenue continues to be generated through perpetual license agreements with our customers. Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue and related backlog. The backlog of non-recurring revenue was approximately $24.0 million and $22.3 million as of September 30, 2014 and 2013, respectively.

Subscription-based pricing arrangements include contract elements that are payable by our customers over a number of years. Year-to-date, subscription revenue was approximately 16% of total net sales. Previously, these contracts included a minimum volume and/or dollar commitment, but, in order to utilize a disruptive contracting methodology to increase customer adoption, we have recently introduced a no minimum, pay-per-transaction structure for certain products. As such, we expect subscription revenue backlog to decrease over time, while revenue from these transactions should increase. Subscription-based pricing arrangements include contract elements that are recognized ratably over an extended period of time. Subscription arrangements include, but are not limited to, contracts that are structured with monthly payments (including leases), clinical trials, certain interoperability solutions, or renewable annual software contracts (with very high renewal rates). As of September 30, 2014, subscription revenue backlog was $52.1 million, compared to $54.4 million at September 30, 2013. Due to the variability in timing and length of maintenance renewals, we do not track backlog for maintenance and EDI.

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

Business Segments

The following tables provide operating group information for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Merge Healthcare Segment	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
Net sales:
Software and other	$12,095	$11,291	$804	7.1%	$36,836	$43,243	$(6,407)	-14.8%
Professional services	6,532	6,335	197	3.1%	20,912	21,580	(668)	-3.1%
Maintenance and EDI	25,937	26,872	(935)	-3.5%	76,246	81,523	(5,277)	-6.5%
Total net sales	44,564	44,498	66	0.1%	133,994	146,346	(12,352)	-8.4%
Expenses	35,937	42,995	(7,058)	-16.4%	113,168	131,798	(18,630)	-14.1%
Segment income	$8,627	$1,503	$7,124	474.0%	$20,826	$14,548	$6,278	43.2%

Merge DNA Segment	Three Months Ended September 30,		Change 2014 vs. 2013		Nine Months Ended September 30,		Change 2014 vs. 2013
	2014	2013	$	%	2014	2013	$	%
Net sales:
Software and other	$6,444	$8,066	$(1,622)	-20.1%	$14,807	$17,564	$(2,757)	-15.7%
Professional services	2,542	4,112	(1,570)	-38.2%	8,822	12,542	(3,720)	-29.7%
Maintenance and EDI	432	569	(137)	-24.1%	1,076	1,620	(544)	-33.6%
Total net sales	9,418	12,747	(3,329)	-26.1%	24,705	31,726	(7,021)	-22.1%
Expenses	8,786	9,847	(1,061)	-10.8%	21,717	28,085	(6,368)	-22.7%
Segment income	$632	$2,900	$(2,268)	-78.2%	$2,988	$3,641	$(653)	-17.9%

Index
The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated and non-recurring and subscription backlog as of September 30, 2014 and 2013 (all amounts are in thousands, except percentages):

	Net Sales Three Months ended September 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$25,937	58.2%	$432	4.6%	$26,369	48.8%
Subscription	1,517	3.4%	6,712	71.3%	8,229	15.3%
Non-recurring	17,110	38.4%	2,274	24.1%	19,384	35.9%
Total	$44,564	100.0%	$9,418	100.0%	$53,982	100.0%

	Net Sales Three Months ended September 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$26,872	60.4%	$569	4.5%	$27,441	48.0%
Subscription	1,524	3.4%	7,996	62.7%	9,520	16.6%
Non-recurring	16,102	36.2%	4,182	32.8%	20,284	35.4%
Total	$44,498	100.0%	$12,747	100.0%	$57,245	100.0%

	Net Sales Nine Months ended September 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$76,246	56.9%	$1,076	4.4%	$77,322	48.7%
Subscription	4,441	3.3%	20,880	84.5%	25,321	16.0%
Non-recurring	53,307	39.8%	2,749	11.1%	56,056	35.3%
Total	$133,994	100.0%	$24,705	100.0%	$158,699	100.0%

	Net Sales Nine Months ended September 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$81,523	55.7%	$1,620	5.1%	$83,143	46.7%
Subscription	4,792	3.3%	23,746	74.9%	28,538	16.0%
Non-recurring	60,031	41.0%	6,360	20.0%	66,391	37.3%
Total	$146,346	100.0%	$31,726	100.0%	$178,072	100.0%

	Backlog as of September 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$11,830	33.0%	$40,249	100.0%	$52,079	68.5%
Non-recurring	23,989	67.0%	-	0.0%	23,989	31.5%
Total	$35,819	100.0%	$40,249	100.0%	$76,068	100.0%

	Backlog as of September 30, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Subscription	$13,162	37.1%	$41,219	100.0%	$54,381	70.9%
Non-recurring	22,347	62.9%	-	0.0%	22,347	29.1%
Total	$35,509	100.0%	$41,219	100.0%	$76,728	100.0%

Index
Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months September 30,				Change
	2014	% (1)	2013	% (1)	$	%

Net sales:
Software and other	$18,539	34.3%	$19,357	33.8%	$(818)	-4.2%
Professional services	9,074	16.8%	10,447	18.3%	(1,373)	-13.1%
Maintenance and EDI	26,369	48.9%	27,441	47.9%	(1,072)	-3.9%
Total net sales	53,982	100.0%	57,245	100.0%	(3,263)	-5.7%
Cost of sales:
Software and other	7,064	38.1%	11,702	60.5%	(4,638)	-39.6%
Professional services	6,539	72.1%	6,248	59.8%	291	4.7%
Maintenance and EDI	7,174	27.2%	6,875	25.1%	299	4.3%
Depreciation and amortization	2,495	4.6%	1,804	3.2%	691	38.3%
Total cost of sales	23,272	43.1%	26,629	46.5%	(3,357)	-12.6%
Total gross margin	30,710	56.9%	30,616	53.5%	94	0.3%

Gross margin by net sales category (2)
Software and other	11,475	61.9%	7,655	39.5%	3,820	49.9%
Professional services	2,535	27.9%	4,199	40.2%	(1,664)	-39.6%
Maintenance and EDI	19,195	72.8%	20,566	74.9%	(1,371)	-6.7%

Operating expenses:
Sales and marketing	7,709	14.3%	8,526	14.9%	(817)	-9.6%
Product research and development	6,548	12.1%	8,017	14.0%	(1,469)	-18.3%
General and administrative	6,282	11.6%	9,654	16.9%	(3,372)	-34.9%
Acquisition-related expenses	1	0.0%	173	0.3%	(172)	-99.4%
Restructuring and other expenses	-	0.0%	2,054	3.6%	(2,054)	-100.0%
Depreciation and amortization	2,944	5.5%	2,652	4.6%	292	11.0%
Total operating costs and expenses	23,484	43.5%	31,076	54.3%	(7,592)	-24.4%
Operating income (loss)	7,226	13.4%	(460)	-0.8%	7,686	NM
Other expense, net	(4,602)	-8.5%	(4,119)	-7.2%	(483)	11.7%
Income (loss) before income taxes	2,624	4.9%	(4,579)	-8.0%	7,203	-157.3%
Income tax expense (benefit)	886	1.6%	(478)	-0.8%	1,364	NM
Net income (loss)	$1,738	3.2%	$(4,101)	-7.2%	$5,839	-142.4%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.

Net Sales

Software and Other Sales. Total software and other sales in 2014 were $18.5 million, a decrease of $0.8 million, or 4.2%, from $19.4 million in 2013. Software and other sales increased by $0.8 million in the Merge Healthcare operating segment in 2014 and Merge DNA segment sales decreased by $1.6 million during the same period. This decrease was driven by lower revenue from the sale of health stations as we completed the exit from this low margin product line, which exit has been occurring over the past two years, concluding in the third quarter of 2014. In 2014, health station sales were $2.6 million less than in 2013 and lease revenue related to health stations also declined by $1.0 million in 2014 as a result of the product line exit. The decrease was offset in part by a $2.0 million increase in clinical trials revenue from a platform enhancement introduced in late 2012 which entails more transaction-based software fees and less service required to configure the platform. Going forward, we expect that substantially all revenue for Merge DNA will come from clinical trials. Merge Healthcare sales increased by $0.8 million as a result of increased bookings in the quarter compared to the prior year. Software and hardware orders are typically fulfilled, and revenue recognized, in either the quarter signed or the following few quarters. Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Index
Professional Services Sales. Total professional services sales in 2014 were $9.1 million, a decrease of $1.4 million, or 13.1%, from $10.4 million in 2013. Sales decreased $1.6 million in the Merge DNA segment as a result of the clinical trials platform introduced in late 2012 that has resulted in a shift in revenue mix from services to software. Revenue recognized from professional services sales generally lags software and other sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales. Total maintenance and EDI sales in 2014 were $26.4 million, a decrease of $1.1 million, or 3.9%, from $27.4 million in 2013, due to a decrease in software maintenance support sales as we exited certain product lines in the Merge Healthcare segment throughout 2013.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $11.5 million in 2014, an increase of $3.8 million, or 49.9%, from $7.7 million in 2013. Gross margin as a percentage of software and other sales increased to 61.9% in 2014 from 39.5% in 2013, primarily due to more software being sold and greater margins on the hardware that was sold in 2014. Hardware sales were 39.7% of software and other sales in 2014 compared to 57.8% in 2013. We expect gross margin on software and other sales to fluctuate depending on our product sales mix.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $2.5 million in 2014, a decrease of $1.7 million, or 39.6%, from $4.2 million in 2013. Gross margin as a percentage of professional service sales decreased to 27.9% in 2014 from 40.2% in 2013, primarily due to the billable utilization of our professional services resources. As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $19.2 million in 2014, a decrease of $1.4 million, or 6.7% from $20.6 million in 2013. Gross margin as a percentage of maintenance and EDI sales was 72.8% in 2014, compared to 74.9% in 2013.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense increased 38.3%, to $2.5 million in 2014 from $1.8 million in 2013 mainly due to the accelerated depreciation of the remaining $0.8 million carrying value of health stations that were sold in 2014 offset by assets that became fully depreciated in the prior year.

Sales and Marketing

Sales and marketing expense decreased $0.8 million, or 9.6%, to $7.7 million in 2014 from $8.5 million in 2013. As a percentage of net sales, sales and marketing expense decreased by 0.6% to 14.3%, primarily due to lower headcount and headcount related costs related to restructuring initiatives that occurred in the third quarter of 2013.

Product Research and Development

Product research and development expense decreased $1.5 million, or 18.3%, to $6.5 million in 2014 from $8.0 million in 2013. The decrease is primarily due to enhancements to our product development and quality assurance processes in the fourth quarter of 2013, which allowed us to capitalize, and thus not recognize as an expense, software development costs of $2.2 million in 2014 compared to zero costs capitalized in 2013. Product research and development expense decreased 1.9% to 12.1% of net sales in 2014.

General and Administrative

General and administrative expense decreased $3.4 million, or 34.9%, to $6.3 million in 2014 from $9.7 million in 2013. The decrease is primarily due to non-cash charges in 2013 consisting of a $1.3 million settlement surrounding an insignificant acquisition and $0.9 million in expense associated with stock consideration provided for the settlement of a lawsuit that existed at the time of an insignificant acquisition. In addition, bad debt expense declined $1.0 million in 2014 compared to the prior year. As a percentage of net sales, general and administrative expenses decreased by 5.3% to 11.6% in 2014.

Index
Restructuring and Other Expenses

There were no restructuring and other expenses in 2014. The 2013 expense of $2.1 million was related the restructuring and reorganization of our leadership team and sales organization.

Depreciation and Amortization

Depreciation and amortization expense increased by $0.3 million, or 11.0% primarily due to the exit of an immaterial product line in the third quarter of 2014, which resulted in a charge of $0.7 million for the reduction in the useful life of the related customer relationships. This charge was partially offset by assets that became fully depreciated in the prior year. As a percentage of net sales, depreciation and amortization was 5.5% in 2014 compared to 4.6% in 2013.

Other Expense, Net

Other expense consists primarily of interest expense. Interest expense increased to $4.4 million in 2014 from $4.2 million in 2013.

Income Tax Expense

In 2014, we recorded income tax expense of $0.9 million, compared to an income tax benefit of $0.5 million in 2013. The income tax benefit or expense in any period results from the mix of profit or loss in the U.S. and Canadian operations compared to expected results for the full year or period, state income taxes, valuation allowance establishment or releases, and the deferred effect of tax deductible goodwill amortization. Only state income taxes resulted in cash tax payments in each year. The effective income tax rate may vary significantly due to changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Index
Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Nine Months Ended September 30,				Change
	2014	% (1)	2013	% (1)	$	%

Net sales:
Software and other	$51,643	32.5%	$60,807	34.1%	$(9,164)	-15.1%
Professional services	29,734	18.7%	34,122	19.2%	(4,388)	-12.9%
Maintenance and EDI	77,322	48.7%	83,143	46.7%	(5,821)	-7.0%
Total net sales	158,699	100.0%	178,072	100.0%	(19,373)	-10.9%
Cost of sales:
Software and other	22,250	43.1%	33,107	54.4%	(10,857)	-32.8%
Professional services	18,903	63.6%	19,175	56.2%	(272)	-1.4%
Maintenance and EDI	20,968	27.1%	22,328	26.9%	(1,360)	-6.1%
Depreciation and amortization	5,767	3.6%	5,425	3.0%	342	6.3%
Total cost of sales	67,888	42.8%	80,035	44.9%	(12,147)	-15.2%
Total gross margin	90,811	57.2%	98,037	55.1%	(7,226)	-7.4%

Gross margin by net sales category (2)
Software and other	29,393	56.9%	27,700	45.6%	1,693	6.1%
Professional services	10,831	36.4%	14,947	43.8%	(4,116)	-27.5%
Maintenance and EDI	56,354	72.9%	60,815	73.1%	(4,461)	-7.3%

Operating expenses:
Sales and marketing	23,856	15.0%	28,982	16.3%	(5,126)	-17.7%
Product research and development	21,463	13.5%	24,988	14.0%	(3,525)	-14.1%
General and administrative	20,046	12.6%	25,567	14.4%	(5,521)	-21.6%
Acquisition-related expenses	27	0.0%	600	0.3%	(573)	-95.5%
Restructuring and other expenses	-	0.0%	3,856	2.2%	(3,856)	-100.0%
Depreciation and amortization	7,989	5.0%	7,899	4.4%	90	1.1%
Total operating costs and expenses	73,381	46.2%	91,892	51.6%	(18,511)	-20.1%
Operating income	17,430	11.0%	6,145	3.5%	11,285	183.6%
Other expense, net	(17,776)	-11.2%	(41,614)	-23.4%	23,838	-57.3%
Loss before income taxes	(346)	-0.2%	(35,469)	-19.9%	35,123	-99.0%
Income tax expense	1,542	1.0%	3,249	1.8%	(1,707)	-52.5%
Net loss	$(1,888)	-1.2%	$(38,718)	-21.7%	$36,830	-95.1%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.

Net Sales

Software and Other Sales. Total software and other sales in 2014 were $51.6 million, a decrease of $9.2 million, or 15.1%, from $60.8 million in 2013. Software and other sales in the Merge Healthcare operating segment decreased by $6.4 million, primarily due to delays in customer buying decisions which started in mid-2013 and only recently have started to increase. Merge DNA segment sales decreased by $2.8 million. This decrease was driven by lower revenue from the sale of health stations as we completed the exit from this low margin product line, which exit has been occurring over the past two years, concluding in the third quarter of 2014. In 2014, health station sales decreased by $4.9 million as compared to the corresponding period in 2013 and lease revenue related to health stations also declined by $2.3 million in 2014 as a result of the product line exit. In addition, revenue from the legacy clinical trials platforms declined by approximately $1.4 million. These decreases were offset by a $5.8 million increase in clinical trials revenue from a platform enhancement introduced in late 2012 which entails more transaction-based software fees and less service required to configure the platform. Going forward, we expect that substantially all revenue for Merge DNA will come from clinical trials.

Professional Services Sales. Total professional services sales in 2014 were $29.7 million, a decrease of $4.4 million, or 12.9%, from $34.1 million in 2013. Sales decreased $0.7 million in the Merge Healthcare segment. Sales in the Merge DNA segment decreased $3.7 million as a result of the clinical trials platform introduced in late 2012 that has resulted in a shift in revenue mix from services to software as the new platform requires significantly less services to configure for customer use and such configuration can be performed by customers themselves.

Index
Maintenance and EDI Sales. Total maintenance and EDI sales in 2014 were $77.3 million, a decrease of $5.8 million, or 7.0%, from $83.1 million in 2013, due to a decrease in software maintenance support sales as we exited certain product lines in the Merge Healthcare segment throughout 2013.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $29.4 million in 2014, an increase of $1.7 million, or 6.1%, from $27.7 million in 2013. Gross margin as a percentage of software and other sales increased to 56.9% in 2014 from 45.6% in 2013, primarily due to more software being sold and greater margins on hardware that was sold in 2014. Hardware sales produce much lower margins than software sales. Hardware sales were 39.7% of software and other sales in 2014 compared to 47.9% in 2013, primarily due to the aforementioned health station sales.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $10.8 million in 2014, a decrease of $4.1 million, or 27.5%, from $14.9 million in 2013. Gross margin as a percentage of professional service sales decreased to 36.4% in 2014 from 43.8% in 2013, primarily due to the billable utilization of our professional services resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $56.4 million in 2014, a decrease of $4.5 million, or 7.3% from $60.8 million in 2013. Gross margin as a percentage of maintenance and EDI sales was 72.9% in 2014, compared to 73.1% in 2013. The dollar change occurred as a result of product lines exited throughout 2013.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense increased 6.3%, to $5.8 million in 2014 from $5.4 million in 2013 due to the accelerated depreciation of the remaining $0.8 million of carrying value of health stations that were sold, offset by assets that became fully depreciated in the prior year.

Sales and Marketing

Sales and marketing expense decreased $5.1 million, or 17.7%, to $23.9 million in 2014 from $29.0 million in 2013. As a percentage of net sales, sales and marketing expense decreased by 1.3% to 15.0%, primarily due to lower headcount and headcount related costs related to restructuring initiatives that occurred in the third quarter of 2013.

Product Research and Development

Product research and development expense decreased $3.5 million, or 14.1%, to $21.5 million in 2014 from $25.0 million in 2013. The decrease is primarily due to enhancements to our product development and quality assurance processes in the fourth quarter of 2013, which allowed us to capitalize, and thus not recognize as an expense, software development costs of $3.1 million in 2014 compared to zero in 2013.

General and Administrative

General and administrative expense decreased $5.5 million, or 21.6%, to $20.0 million in 2014 from $25.6 million in 2013 primarily due to decreases of $1.6 million in compensation (including stock-based compensation) and related benefits, $2.3 million in bad debt expense, and $0.5 million in professional fees. General and administrative expense as a percentage of net sales was 12.6% in 2014. The 2013 expense includes a favorable non-cash settlement of a legal matter totaling $2.5 million and non-cash charges consisting of a $1.3 million settlement surrounding an insignificant acquisition and $0.9 million in expense associated with stock consideration provided for the settlement of a lawsuit that existed at the time of an insignificant acquisition.

Restructuring and Other Expenses

There were no restructuring and other expenses in 2014. The 2013 expense of $3.9 million was related to restructuring initiatives and included costs surrounding the end of life of certain non-core products and the reorganization of our leadership team and sales organization.

Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million, or 1.1%, to $8.0 million in 2014 from $7.9 million in 2013 primarily due to the exit of an immaterial product line in the third quarter of 2014, which resulted in a charge of $0.7 million for the reduction in the useful life of the related customer relationships. Excluding this charge, we experienced an overall decrease in amortization of certain intangible assets which are amortized on a basis consistent with the expected cash flows from such assets (as opposed to a straight-line basis) and assets that became fully depreciated in the prior year.

Index
Other Expense, Net

Other expense consists primarily of loss on extinguishment of debt and interest expense. During 2014 and 2013, we refinanced our debt and incurred losses on debt extinguishment of $4.8 million and $23.8 million, respectively. See note 6 of the notes to condensed consolidated financial statements for additional information pertaining to the refinancing of our debt. Interest expense decreased to $12.8 million in 2014 from $17.5 million in 2013, due to decreases in the average amount of principal indebtedness outstanding from 2013 to 2014 and the average interest rate during 2014 compared to 2013. In addition, other expense included $0.7 million in non-cash losses related to investments in 2013.

Income Tax Expense

In 2014, we recorded income tax expense of $1.5 million, compared to income tax expense of $3.2 million in 2013. The income tax benefit or expense in any period results from the mix of profit or loss in the U.S. and Canadian operations compared to expected results for the full year or period, state income taxes, valuation allowance establishment or releases, and the deferred effect of tax deductible goodwill amortization. The current year expense includes a benefit related to releasing the valuation allowance on a separate legal entity’s state jurisdictions. The original valuation allowance was acquired via a historical acquisition in which the acquired business had previously provided a full valuation allowance on its deferred tax assets. At the time of the acquisition, the acquired business had incurred cumulative losses and there existed significant uncertainty surrounding the successful integration of the business and future profitability. The separate legal entity is now in a three year cumulative pre-tax book income position and we have met internal policies in order to rely on income forecasts specific to the legal entity. We believe consistent profitability over six quarters, i.e. eighteen months, is a reasonable period over which to evaluate management’s ability to project future profits and rely on forecasted earnings. Only state income taxes resulted in cash tax payments in each year. The effective income tax rate may vary significantly due to changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $34.5 million at September 30, 2014, an increase of $14.8 million from our balance at December 31, 2013. In addition, our working capital was $10.5 million at September 30, 2014, a decrease of $1.4 million from our working capital of $11.9 million at December 31, 2013. We used cash generated from successful collection activities to pay down additional debt principal well ahead of schedule in the first quarter of 2014. In the second quarter of 2014, we refinanced our debt. The refinanced debt includes a quarterly principal payment of $2.9 million, the first of which was made in the third quarter of 2014, and allows for annual repayments in the first quarter of each year based upon a defined calculation.

Operating Cash Flows

Cash provided by operating activities was $30.0 million in 2014, compared to cash provided by operating activities of $11.9 million in 2013. The net loss in 2014 of $1.9 million includes non-cash expenses of $25.2 million. Changes in operating assets and liabilities provided $6.7 million in operating cash flows.

Investing Cash Flows

Cash used in investing activities was $4.9 million in 2014, compared to cash provided by investing activities of $0.2 million in 2013. The net change of $5.1 million is primarily due to the capitalization of $3.1 million of software development costs and the acquisition of $0.3 million of purchased technology in 2014 and $1.8 million in proceeds from the sale of an investment in 2013.

Financing Cash Flows

Cash used in financing activities was $10.1 million in 2014, compared to cash used in financing activities of $27.5 million in 2013. The change is primarily due to the repayment of $11.5 million of principal on our debt in 2014 compared to $6.6 million in 2013 and the $21.5 million of costs associated with the refinancing of our debt in 2013 compared to $0.3 million in 2014.

Index
Contractual Obligations

Total outstanding commitments as of September 30, 2014, were as follows (in thousands):

		Payment due by period
		Less than			More than
Contractual Obligations	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years
Operating leases	$12,795	$2,179	$3,155	$2,764	$4,697
Capital leases (including interest)	444	407	37	-	-
Acquisition obligations	868	811	57	-	-
Term loan (including interest and fees)	311,889	27,957	53,454	50,077	180,401
Patent license obligation	1,250	125	250	250	625
Other notes payable (including interest)	57	13	28	16	-
Total	$327,303	$31,492	$56,981	$53,107	$185,723

The above obligations include lease payments only involving facilities that we use. At September 30, 2014, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit and guarantees, standby repurchase obligations or other commercial commitments.

As of September 30, 2014, approximately $1.4 million of our cash balance was held by our foreign subsidiaries. We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest and principal payments due under the Term Loan, which we entered into in the second quarter of 2014 (the proceeds of which were primarily used to repay the Prior Term Loan and fees associated with the Term Loan). However, any projections of future cash inflows and outflows are subject to uncertainty. In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock. Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders. In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face. We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms. If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures. In particular, our uses of cash in 2014 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities. In connection with the repayment of the Prior Term Loan, we terminated the Revolving Credit Facility.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for sales returns and doubtful accounts, intangible assets and goodwill, share-based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes in the quarterly period ended September 30, 2014, in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2013.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2013. Our exposures to market risk have not changed materially since December 31, 2013.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of September 30, 2014, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the quarter, we changed the design of the control environment to enhance the process by which we assess whether software development costs are eligible for capitalization and the timing thereof. There were no other changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the quarterly period ended September 30, 2014.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

October 29, 2014	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

October 29, 2014	By:	/s/ Steven M. Oreskovich
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