Form 10-K
period 2014-12-31
MERGE HEALTHCARE INC
filed 2015-02-27
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value for the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2014, based upon the closing sale price of the Common Stock on June 30, 2014, as reported on The NASDAQ Global Select Market, was approximately $155,662,238.  Shares of Common Stock held by each officer and director and by each person who owns ten percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of February 25, 2015:  98,456,765

DOCUMENTS INCORPORATED BY REFERENCE

Certain of the information required by Part III is incorporated by reference from the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders.

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

Unless otherwise indicated by the context, references to “we” include Merge Healthcare Incorporated and its consolidated subsidiaries.

Item 1.	BUSINESS

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

Our website address, which we use to communicate important business information, can be accessed at: www.merge.com. We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available free of charge on or through our website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC).  References to our website addressed in this Annual Report on Form 10-K are provided as a convenience and do not constitute, and should not be viewed as, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this Annual Report on Form 10-K.  Materials we file with or furnish to the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  Also, the SEC Internet website (www.sec.gov) contains reports, proxy and information statements, and other information that we file electronically with the SEC.

Our solutions optimize processes for healthcare providers ranging in size from single provider practices to large health systems, to the sponsors of clinical trials and medical device manufacturers.  We operate under two reportable segments: Merge Healthcare and Merge DNA.  Our Merge Healthcare segment represents approximately 85% of our total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data and Analytics) segment represents approximately 15% of our total revenues and focuses on the marketing and sale of data capture software for clinical trials and related solutions.  We evaluate the performance of each operating segment based on its respective revenues and operating income.

Our Merge Healthcare segment primarily generates revenue from the licensing of software (including upgrades), the sale of hardware, professional services, maintenance and electronic data interchange (EDI) services.  Our Merge DNA segment generates revenue from software, through both on-premise licensing and hosting arrangements, and professional services. Going forward, we expect the vast majority of revenues of Merge DNA will come from hosted clinical trial arrangements.

Index
Healthcare IT Industry

We believe there are several factors that may be favorable for the healthcare IT industry over the next few years, most notably the expected rate of growth in domestic healthcare spending.  The Centers for Medicare and Medicaid Services (CMS) estimates U.S. healthcare spending in 2014 at $3.1 trillion, or 17.6% of Gross Domestic Product (GDP), and projects it to be 19.3% of GDP by 2023.

The American Recovery and Reinvestment Act (ARRA) and accompanying Health Information Technology for Economic and Clinical Health (HITECH) provisions included more than $35 billion in incentives which reward providers who provide for “meaningful use” of certified electronic health records (EHRs).  These incentives may contribute to increased demand for a broader segment of healthcare IT solutions and services in the United States.

Imaging is an essential component of healthcare delivery across the continuum of care.  As both Medicare and private payers move more rapidly towards outcomes-based reimbursement, including Accountable Care Organizations (ACOs) and shared savings models, we believe the need for image management and image sharing solutions will grow significantly.

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

Merge Growth Strategy

Our strategy is to be a leading provider of enterprise imaging and interoperability solutions and services that improve the exchange of healthcare information.  We believe the growth drivers for Merge are the importance of imaging and the need for interoperability between providers and other healthcare constituents.

Our portfolio of technologies is used across a wide variety of clinical specialties in addition to being an increasingly important component of clinical trials.  For example, our iConnect platform offers hospitals and imaging centers the ability to electronically manage in-bound medical imaging referrals and distribution of results to referring physicians without having to build expensive point-to-point HL7 interfaces.

We have an opportunity to cross-sell products to existing customers as only a small percentage currently have more than one of our enterprise solutions.  This is evidenced by the fact that no customer accounted for more than 10% of our net sales in any of the last three years.  With the benefit of a broad customer base and several product lines undergoing ongoing innovation, we intend to continue to leverage technologies into new segments where customers see value.

Our Product Portfolio

We provide a broad range of products and services to our customers, including:

•	Image Interoperability Platform

o	iConnect Enterprise Archive; iConnect Access Enterprise Viewer: An interoperability and connectivity platform that enables hospitals, imaging centers, Integrated Delivery Networks and HIEs to create image archives and exchanges within their environments and with other entities. This platform provides access to imaging and diagnostic data across disparate sites, geographies, specialties and providers. This enables providers to expedite care, reduce duplicate exams, consolidate infrastructure and limit the expenses associated with moving, managing and storing diagnostic content and results.

o	iConnect Network: An advanced interoperability network that allows hospitals and imaging centers to electronically manage in-bound medical imaging referrals and distribution of results to referring physicians without having to build expensive point-to-point HL7 interfaces.

o	iConnect Cloud Archive (formerly known as Merge Honeycomb Archive:):A cloud-based, multi-tenant image archive that provides disaster recovery/business continuity services for hospitals, imaging centers, and physician practices.

o	iConnect Retinal Screening: An end-to-end software solution for the screening of chronic visual diseases. This solution allows providers to have easy access to highly specialized eye care.

Index
•	Clinical and Financial Information Systems

o	Digital Imaging Solutions: Picture Archiving and Communication Systems (PACS), specialty workstations and related applications manage the image workflow of a medical enterprise. PACS can be used by any medical imaging provider at a hospital or outpatient imaging site. We offer PACS solutions for general image review and management, specialty solutions for cardiology, orthopedics, ophthalmology, mammography and oncology, and add-on modules like referring physician portals and critical test results reporting. We also offer our eFilm Workstation for general radiology reading and CADstream workstations for specialty reading of magnetic resonance imaging (MRI) breast, liver and prostate studies.

o	Clinical information systems: These systems provide a complete electronic record of a medical procedure across a variety of specialties – including Merge OrthoEMR for orthopedics and Merge RIS for radiology.

o	Revenue Cycle Management: We offer software and services for the revenue cycle management of physician practices. These solutions can be used across many physician specialties, but our solutions are most commonly used by radiology practices, imaging centers and billing services.

o	Merge One: A cloud-based radiology solution for ambulatory imaging businesses to power a practice’s entire workflow.

•	Software Development Toolkits, Technologies and Platforms.

o	Merge toolkits, technologies and platforms provide software developers with the necessary resources to assist in the timely development of new products and enhance existing products. They can be used by original equipment manufacturers (OEMs), medical device manufacturer, RIS/PACS or general healthcare IT vendors. We offer development toolkits in the basic standards of medical imaging and information interoperability, as well as advanced toolkits and unfinished applications for specialized medical image review and distribution.

•	Hosted Software Solutions for Clinical Trial Data Management.

o	We provide hosted software solutions for the collection, aggregation, analysis, reporting and overall management of clinical trials information. These solutions can be sold to sponsors of clinical trials, including pharmaceutical companies, contract research organizations (CRO) or imaging core labs. Our solutions include electronic data capture (EDC), interactive voice/web response (IVR/IWR) and electronic patient reported outcomes (ePRO) software and devices.

Backlog

At the end of 2014, we had software and professional services backlog, both licensed and hosted, of $76.0 million as compared to $80.1 million at the end of 2013. This backlog represents revenue from signed contracts that has not yet been recognized.  Due to the variability in timing and length of maintenance renewals, we do not track maintenance backlog.

Competition
The healthcare IT and imaging markets in which we participate are highly competitive, rapidly evolving and subject to rapid technological change.

Our principal competitors in the healthcare solutions and services market include: General Electric, McKesson Corporation, Fuji, Philips, Carestream, and Agfa, each of which offers software solutions that compete with a portion of our product portfolio. Almost all of these competitors are substantially larger or have more experience and market share than Merge in their respective markets.  We also partner with certain of these companies.

Other competitors focus on specific portions of the market that we address or compete against specific products we sell. For example, there are 30 other companies in the North American PACS market, according to Frost & Sullivan.  These companies include original equipment manufacturers, former film companies and healthcare IT companies.  Our eClinical solutions and services are in a highly competitive market led by Oracle and Medidata.  Our OEM technologies most often compete with internal development departments, but also compete with software development companies for our Digital Imaging and Communications in Medicine (DICOM) and HL7 toolkits.

In addition, major software information systems companies, large information technology consulting service providers and system integrators, start-up companies, managed care companies and others that specialize in the healthcare industry offer competitive software solutions or services. The pace of change in the healthcare IT market is rapid and there are frequent new software solutions or service introductions, enhancements and evolving industry standards and requirements. We believe that the principal competitive factors in this market include the breadth and quality of solution and service offerings, the stability of the solution provider, the quality, features and performance of the products, the ongoing support for the systems and the potential for enhancements and future compatible software solutions.

Index
Employees

At December 31, 2014, we had approximately 800 employees worldwide.  Competition for personnel in the industry in which we compete is intense.  We believe that our future success depends in part on our continued ability to hire, assimilate, train and retain qualified personnel.

Software Development

We commit significant resources to developing new health information system solutions. At December 31, 2014, approximately 200 of our employees were engaged in research and development activities. Total expenditures for the development and enhancement of our solutions, including capitalized software costs, were approximately $32.7 million, $32.4 million and $32.4 million during 2014, 2013 and 2012, respectively.

Our products, ranging from standards-based development toolkits to fully integrated clinical applications, have been used by healthcare providers worldwide for over 20 years.  Our software solutions follow industry standards such as DICOM, which ensures that images from any DICOM-compliant imaging modality can be displayed, moved and stored within a standard set of guidelines.  In addition, Merge follows the guidelines of the Integrating the Healthcare Enterprise (IHE) standards body, an organization dedicated to developing standard profiles for health information exchange.  Our long-time involvement with the standards committees and continuous development of products like our DICOM and HL7 toolkits have enabled Merge to stay closely tied to industry innovation.  As discussed above, continued investment in research and development remains a core element of our strategy. This will include ongoing enhancement of our core solutions and development of new solutions and services such as iConnect Cloud Archive, our cloud-based platform and iConnect Network, our new image and data exchange network.

Patents, Trademarks, Copyrights and Trade Secrets

We regard our intellectual property as important to our success. We have a portfolio of U.S. and international patents, trademarks, service marks, copyrights and trade secrets covering our products and services.   Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. Our business is not dependent on any single patent, copyright or other form of intellectual property. We believe the term of each of our patents is adequate relative to the expected lives of our products. We rely on trademark, copyright, patent and trade secret law, and utilize confidentiality, license and other agreements with employees, customers and others to protect our proprietary rights.

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

Sales, Marketing and Distribution

Sales to large health systems typically require a minimum of nine months of development time, while the sales cycle can be shorter when selling to smaller hospitals and imaging centers.  At December 31, 2014, approximately 135 of our employees were engaged in sales and marketing activities. Our executive sales and marketing management is located in Chicago, Illinois, while our sales team is deployed across the U.S. and globally.

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

Index
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

The ability of customers to obtain appropriate reimbursement for their services from these programs and payors is critical to our success.  Reductions in the amount of reimbursements or uncertainty or delays in those reimbursements have in the past, and could in the future, cause our customers to cancel or delay making new expenditures on healthcare IT.  Federal budget reductions can affect the timing of the sales of our software and services.

In addition, the U.S. Congress has enacted far-reaching health system reform legislation that could have a negative impact on our business.  While the impact of the legislation is difficult to predict, the legislation will increase pressure to control spending in government programs (e.g., Medicare and Medicaid) and by third party payors.  For example, changes in the equipment utilization rate, once fully implemented, have the potential to decrease technical reimbursements for radiology procedures, and could have a particularly negative impact on hospitals and imaging clinics in rural regions of the country where utilization rates are naturally lower.  A second significant potential reimbursement change relates to the Sustainable Growth Rate (SGR) component of the Medicare Physician Fee Schedule.  The SGR is part of the update factor process used to set the annual rate of growth in allowed reimbursable medical expenditures, and is determined by a formula specified by Congress.  Because the annual calculation of the SGR would have led to reimbursement reductions that Congress found unacceptable, Congress has interceded on an annual basis to delay the implementation of this statutory SGR update factor.  While these changes have provided temporary reimbursement relief to healthcare providers and us, because of the significant budgetary impacts, Congress has retained the SGR formula, thereby allowing annual unimplemented payment reductions to accumulate in the Medicare statute.  The current SGR fix delay expires in March, and there are again various proposals to implement a permanent fix.  The changes being considered have the potential to negatively impact the professional component of any reimbursement system.  In addition, the SGR delay legislation contained many additional reimbursement provisions, such as the mandate to delay the implementation of ICD-10 for one year.

Annual changes related to CMS reimbursement inputs and the SGR calculation could result in a reduction in software and service procurement of our customers, and have a material adverse effect on our revenues and operating results.

We are Subject to Government Regulation, Changes to which could Negatively Impact our Business.

We are subject to regulation in the U.S. by the Food and Drug Administration (FDA), including periodic FDA inspections, in Canada under Health Canada’s Medical Devices Regulations, and in other countries by corresponding regulatory authorities.  We may be required to undertake additional actions in the U.S. to comply with the Federal Food, Drug and Cosmetic Act (FDCA), regulations promulgated under the FDCA, and any other applicable regulatory requirements.  For example, the FDA has increased its focus on regulating computer software intended for use in a healthcare setting.  If our software solutions are deemed to be actively regulated medical devices by the FDA, we could be subject to more extensive requirements governing pre- and post-marketing activities.  Complying with these regulations could be time consuming and expensive, and may include:

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

Changes in Federal and State Regulations Relating to Handling of Data and Data Privacy could Depress the Demand for our Software and Impose Significant Software Redesign Costs.

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

Index
The Financial Covenants in our Credit Agreement Dated April 29, 2014 (Credit Agreement), may Force Us to Take Certain Actions that Could Adversely Affect our Future Results of Operations.
The Credit Agreement contains a leverage ratio covenant and an interest coverage ratio covenant in future periods.  Our ability to satisfy these financial covenants going forward will depend on our future operating performance, which is in part subject to prevailing economic and competitive conditions and various financial, business, legislative, regulatory and other factors, some of which are beyond our control.  If we cannot, or expect that we may not, meet the Credit Agreement’s financial  covenants in the future, we may need to dispose of material assets or operations, reduce or delay investments and capital expenditures, seek additional equity capital investments or negotiate to restructure or refinance our indebtedness with our lenders.  We may not be able to affect any such alternative measures on commercially reasonable terms or at all.  Even if successful, such alternative measures may not allow us to meet the financial covenants in future periods, and/or they could limit our ability to realize the value of our assets and opportunities, restrict our ability to execute our long-term strategy or otherwise adversely affect our future results of operations.

We have a Substantial Amount of Indebtedness, which could Impact our Ability to Obtain Future Financing or Pursue our Growth Strategy.

 We have substantial indebtedness.  As of December 31, 2014, our indebtedness principally consisted of a Term Loan of $229.1 million.  In addition, we may incur additional amounts of debt under our existing credit facilities.

 Our high level of indebtedness could have important consequences and significant adverse effects on our business, including the following:

•	We must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which will reduce the funds available to us for operations and other purposes;

•	We must use a substantial portion of the proceeds of any asset sales to repay our indebtedness;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•	We are exposed to fluctuations in the interest rate environment because the interest rates under the Credit Facilities are variable;

•	Our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, which may place us at a competitive disadvantage compared to our competitors that have less debt;

•	Our ability to pursue additional business opportunities may be limited; and

•	Our high level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

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

Index
Payments on our Indebtedness will Require a Significant Amount of Cash and our Ability to Service our Indebtedness is Impacted by Many Factors that are Outside of our Control.
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

Our Failure to Comply with the Credit Agreement, Including as a Result of Events Beyond our Control, Could Result in an Event of Default.

If there were an event of default under any of the agreements relating to the Credit Agreement, including as a result of our failure to meet the financial covenants included in the Credit Agreement with respect to our consolidated leverage ratio or our interest coverage ratio, we may not be able to incur additional indebtedness under the Credit Agreement and the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default, which could have a material adverse effect on our ability to continue to operate as a going concern. Further, if we are unable to repay, refinance or restructure our secured debt, the holders of such debt could proceed against the collateral securing that indebtedness.

An Increase in Interest Rates Would Increase the Cost of Servicing our Debt and Could Reduce our Profitability.

The Credit Agreement provides that borrowings under the Credit Agreement bear interest at a variable rate.  While we are able to mitigate the effects of interest rate changes pursuant to the Credit Agreement through the use of hedging transactions, we will not completely eliminate the effect of interest rate changes. As a result, interest rate changes will not affect our obligation for any debt incurred under the Credit Agreement, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. An increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability.

We are required to pay regular dividends on the Series A Convertible Preferred Stock, par value $0.01 per share ("Preferred Stock") issued to investment funds (the “Series A Investors”) affiliated with Guggenheim Partners, LLC (“Guggenheim”), which ranks senior to our common stock, and we may be required under certain circumstances to repurchase the outstanding shares of Preferred Stock; such obligations could materially adversely affect our liquidity and financial condition.

The Preferred Stock ranks senior to our common stock with respect to dividend rights, and holders of Preferred Stock are entitled to cumulative dividends payable quarterly in cash at a rate of 8.5% per annum of the stated value of $1,000 per share. These regular cash dividends on our Preferred Stock are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2015. In addition, the holders of our Preferred Stock have certain redemption rights, including upon certain change in control events involving us, which, if exercised, could require us to repurchase all of the outstanding shares of Preferred Stock at 100% or more of the stated value of the Preferred Stock, plus all accrued but unpaid dividends. These redemption rights include a right to force us to redeem the Preferred Stock at any time prior to August 25, 2015 for an amount equal to 100% of the stated value of the Preferred Stock, plus all accrued but unpaid dividends.  If we are forced to redeem the Preferred Stock prior to August 25, 2015 and are unable to do so, the dividend rate on the Preferred Stock will increase at an additional rate of three percent for the first 180 days and an additional two percent for each additional 180 day period up to a maximum of fifteen and one half percent.  In addition, the Credit Agreement places limitations on our ability to redeem the Preferred Stock using cash on hand and additional indebtedness, which may require us to issue additional shares of our common stock or preferred stock in order to fund such redemption.

Any required redemption of the outstanding shares of Preferred Stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Redemptions could also result in significant dilution of our outstanding common stock. Our obligations to the holders of Preferred Stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

The issuance of 50,000 shares of our Preferred Stock to investment funds to the Series A Investors reduces the relative voting power of holders of our common stock, may dilute the ownership of such holders, and may adversely affect the market price of our common stock.

        On February 25, 2015, we issued 50,000 shares of Preferred Stock to investment funds affiliated with Guggenheim. The Series A Investors currently own all of the outstanding shares of Preferred Stock, and based on the number of shares of our common stock outstanding as of February 25, 2015, the Series A Investors collectively own Preferred Stock convertible into approximately 10.9% of our common stock (after giving effect to the conversion of the shares of Preferred Stock). As holders of our Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on all matters submitted to a vote of our common stock holders, the issuance of the Preferred Stock to the Series A Investors has effectively reduced the relative voting power of the holders of our common stock.

        In addition, conversion of the Preferred Stock to common stock will dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Preferred Stock could adversely affect prevailing market prices of our common stock. We have granted the Series A Investors registration rights in respect of the shares of Preferred Stock and any shares of common stock issued upon conversion of the Preferred Stock. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Series A Investors of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The Series A Investors may exercise significant influence over us, including through their ability to elect one of the members of our Board of Directors.

        As of February 25, 2015, the shares of Preferred Stock owned by the Series A Investors represent approximately 10.9% of the voting rights of our common stock, on an as-converted basis, so the Series A Investors will have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. In addition, the Certificate of Designations of the Preferred Stock and the investor rights agreement entered into in connection therewith grant certain consent rights to the holders of Preferred Stock in respect of certain actions by us, including the issuance of pari passu or senior equity securities of the company, certain amendments to our certificate of incorporation or bylaws, any change in the size of our Board, the payment of certain distributions to our stockholders, and the incurrence of indebtedness that would have terms that are materially more restrictive than the Credit Agreement. The Series A Investors may have interests that diverge from, or even conflict with, those of our other stockholders. For example, Guggenheim and its affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us. Guggenheim and its affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

        In addition, the purchase agreement entered into in connection with the issuance of the Preferred Stock (the “Purchase Agreement”) grants the Series A Investors certain rights to designate a director to serve on our Board. For so long as the Series A Investors and their permitted transferees beneficially own shares of Preferred Stock or the as-converted common stock purchased pursuant to the Purchase Agreement that represent more than 25% of the number of shares of the as-converted common stock purchased pursuant to the Purchase Agreement, the majority Series A Investors will have the right to designate for nomination one director to our Board. In addition, we agreed to submit to our stockholders at our next annual meeting a shareholder proposal pursuant to which the holders of Preferred Stock would be permitted to elect a director directly.

Our Performance Depends on our Ability to Attract and Retain Qualified Personnel.

We are dependent, in part, upon the services of our senior executives and other key business and technical personnel and competition for these types of highly skilled individuals is intense.  We may not be able to retain existing key employees or be able to attract and retain skilled personnel on acceptable terms.  We do not currently maintain key-man life insurance on our senior executives.  If we are unable to fill any open positions with adequately qualified employees who are capable of quickly learning the responsibilities associated with their positions, or we fail to retain those employees, our business and financial results could be materially adversely affected.

Concerns About our Financial Stability Could Adversely Affect our Sales.

We rely on sales of software (including upgrades) and maintenance agreements for a significant portion of our revenue.  Many of the customers in our industry expect to utilize software and services over a period of years and require access to upgrades and maintenance services during that time period.  To the extent our customers have doubts about our financial stability and our ability to continue to operate as a going concern, those customers may seek alternative solutions from competitors who those customers believe to be more financially stable.  If our customers shift their business to our competitors who appear to be more financially stable, our revenues and results of operations could be adversely affected.

Index
Inadequate Liquidity Could Limit our Ability to Meet our Obligations and could Materially Adversely Affect our Business Operations in the Future.

We require substantial liquidity to make interest and principal payments on our indebtedness and run our normal business operations.  Our business is subject to numerous risks and uncertainties that could negatively affect our cash flow and liquidity position in the future, including the other risks discussed under the heading "Risk Factors" in this Annual Report on Form 10-K. Our ability to incur additional indebtedness in the future is dependent upon our ability to manage business operations and generate sufficient cash flows to service such indebtedness and may be limited or available only on disadvantageous terms.  Unless we can achieve cash flow levels sufficient to support our operations, we may require additional borrowings or the sale of debt or equity securities, sale of non-strategic assets, or some combination thereof, to provide funding for our operations.    If we are unable to generate sufficient working capital or obtain alternative financing, we may not be able to borrow or otherwise obtain additional funds to finance our operations when needed, our financial condition and operating results would be materially adversely affected. In addition to generating sufficient liquidity to meet our obligations, we must generate sufficient liquidity to fund our business plan.  If we cannot raise funds on acceptable terms when necessary, we may not be able to develop or enhance products and services, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements and funding our plan. Any such failure to raise funds on acceptable terms could weaken our competitive position and materially adversely affect our business.

Healthcare Industry Consolidation could Impose Pressure on our Software Prices, Reduce our Potential Client Base and Reduce Demand for our Software.

 Many hospitals and imaging centers have consolidated to create larger healthcare enterprises with greater market and purchasing power.  If this consolidation trend continues, it could reduce the size of our potential customer base and give the resulting enterprises greater bargaining or purchasing power, which may lead to erosion of the prices for our software or decreased margins for our products.  In addition, when hospitals and imaging centers combine, they often consolidate infrastructure, and consolidation of our customers could result in fewer overall customers and erode our revenue base.

We may Fail to Achieve our Financial Forecasts due to Inaccurate Sales Forecasts, Delays in Sales and Installation of our Products and Other Reasons.

We may not be able to accurately forecast our revenue which may decrease or fluctuate significantly. Our revenue and operating profit growth depends on the continued demand for our products and services offered through us or our OEM and VAR customers, and our business is affected by general economic and business conditions worldwide. We base expense levels and investment plans on sales estimates, which are reviewed on a quarterly basis, and signed customer contracts, which may be cancelable or subject to modification.  As a result, our revenues are difficult to forecast, and our operating results can fluctuate substantially from quarter to quarter.  Because a significant portion of our cost structure, including expenses and investments, are fixed in the short-term, if revenues are lower than expected we may not be able to adjust spending quickly enough and as such we may experience a disproportionately negative impact on our profitability.

Delays in the expected sales or installation of our software may have a significant impact on our anticipated quarterly revenues and, because a significant percentage of our expenses are relatively fixed, our expenses may not align with our revenue. Additionally, we sometimes depend, in part, upon large contracts with a limited number of significant customers to meet projected sales goals in any particular quarter.  Delays in the expected sales or installation of solutions under these large contracts may have a significant impact on our quarterly net sales and consequently our earnings.

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

Index
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

 In addition, any acquired business, products or technologies may not generate sufficient revenue and net income to offset the associated costs of such acquisitions, and such acquisitions could result in other adverse effects.  In the years ended December 31, 2014, 2013 and 2012, we incurred $0.2 million, $0.9 million, and $3.4 million of acquisition related costs, respectively.  All such direct acquisition costs are expensed as incurred by us.  In addition, we often are required to incur charges to operations in the quarters following an acquisition to reflect costs associated with integrating acquired companies.   We anticipate that our acquisition activities will require cash outflows directly related to completing acquisitions as well as costs related to integration efforts.  If the benefits of an acquisition do not exceed the costs of integrating the businesses, our financial results may be adversely affected.

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

We obtain some critical services from independent contractors.  In addition, we rely on a network of VARs and distributors to sell our offerings in locations where we do not maintain a sales office or direct sales team.  These independent contractors, VARs and distributors are not our employees.  As a result, we have limited ability to monitor and direct their activities.  The loss of a significant number of these independent contractors, VARs or distributors could disrupt our sales, marketing and distribution efforts and we may not be able to obtain or utilize on favorable terms, or at all, replacement licenses or other rights with respect to intellectual property we do not own in providing services under commercial agreements.  Furthermore, if any actions or business practices of these individuals or entities violate our policies or procedures, or laws or regulations to which we are subject, we could be subject to litigation, regulatory sanctions or reputation damage, any of which could adversely affect our business and require us to terminate relationships with them.

Our Investments in Technology may not be Sufficient and may not Result in an Increase in our Revenues or Decrease in our Operating Costs.

As the technological landscape continues to evolve, it may become increasingly difficult for us to make timely, cost-effective changes to our product offerings to allow us to effectively compete against our competitors’ product offerings.  In order to effectively market our products, we require constant innovation, which requires investments in research and development, among other things.  We cannot provide any assurance that our investments will result in successful applications that will be sufficient to maintain or improve our competitive position.

If our New and Existing Products, Including Product Upgrades and Services do not Achieve and Maintain Sufficient Market Acceptance, our Business, Financial Condition, Cash Flows, Revenues, and Operating Results could Suffer.

The success of our business depends and will continue to depend in large part on the market acceptance of:

•	Our existing products and services;

•	Our new products and services; and

•	Enhancements to existing products support and services.

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

We regard our intellectual property as important to our success. We have a portfolio of U.S. and international patents, trademarks, service marks, copyrights and trade secrets covering our products and services.   Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. Our business is not dependent on any single patent, copyright or other form of intellectual property. We believe the term of each of our patents is adequate relative to the expected lives of our products. We rely on trademark, copyright, patent and trade secret law, and utilize confidentiality, license and other agreements with employees, customers and others to protect our proprietary rights.

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

We may not be able to discover or determine the extent of any unauthorized use of our intellectual property and proprietary rights.  Third parties that license our proprietary rights also may take actions that diminish the value of these rights.  Any claims of alleged infringement of the intellectual property rights of third parties, whether or not meritorious, may result in the expenditure of significant financial and managerial resources.  If we are found liable of infringement, we may be required to pay damages or cease making or selling certain products.  We may need to obtain licenses from third parties who allege that we have infringed on their rights, but such licenses may not be available on terms acceptable to us or at all.

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

Changes in Foreign Exchange Rates may Impact our Results of Operations and Financial Condition.

Our international operating results are exposed to foreign exchange rate fluctuations. While the functional currency of most of our international operations is the U.S. Dollar, we conduct transactions in currencies other than the U.S. Dollar, and certain account balances in foreign countries are maintained in the local currency. As such, changes in the value of certain foreign currencies relative to the U.S. Dollar can affect our revenues, operating results and the value of our foreign currency account balances.  Generally, our revenues, operating results and foreign currency account balances are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens.  As we expand international operations, our exposure to exchange rate fluctuations may increase.

We may not be Successful in our Efforts to Expand into International Markets.

Our international activities are material to our revenues and profits, and we plan to further expand internationally.  In 2014, our international revenues were $14 million, or about 7% of total revenues.  We have limited experience operating in international markets and may not benefit from any first-to-market advantages or otherwise succeed in developing products to meet demand in new markets.  It is costly to establish, develop and maintain international operations and websites and promote our brand internationally.  Our international operations may not be profitable on a sustained basis.

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

Index
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

Some of the products we sell or manufacture may expose us to product liability claims relating to personal injury, death or environmental or property damage and may require product recalls or other actions.  Moreover, because our products are intended to be used in connection with providing medical care to patients, users of our products may have a greater sensitivity to errors than in the general market for software products.  If our products lead to faulty medical decisions or injury to patients, we could be exposed to claims or litigation that could have an adverse effect on our business.  Certain third parties, primarily our customers, also sell products or services using our products.  This may increase our exposure to product liability claims.  Although we maintain liability insurance, we cannot be certain that coverage will be adequate for liabilities actually incurred or that insurance will continue to be available on economically reasonable terms or at all.  In addition, some of our agreements with vendors do not indemnify us from product liability.  Even unsuccessful claims could result in substantial costs and diversion of management resources.  A claim brought against us that is uninsured or under-insured could harm our business, financial condition and results of operations.

We Provide Customers with Certain Warranties that could Result in Higher Costs than Anticipated.

Software products such as ours that are used in a wide range of clinical and health information system settings may contain a number of errors or “bugs,” especially early in their product life cycle.  Our products include clinical information systems used in patient care settings where a low tolerance for errors or bugs exists.  Testing of products is difficult due to the wide range of environments in which systems are installed.  The discovery of defects or errors in our software products or in our implementation of integrated solutions may cause delays in product delivery, poor client references, payment disputes, contract cancellations, harm to our reputation, product liability claims or additional expenses and payments to rectify problems.  Furthermore, our customers might use our software together with products from other companies or those that they have developed internally.  As a result, when problems occur, it might be difficult to identify the source of the problem.  Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our research and development efforts; impact our reputation and cause significant customer relations problems.  Any of those factors may result in delayed acceptance of, or the return of, our software products.

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

Index
Our Large Stockholders may have Interests that Differ from other Stockholders.

Merrick Ventures, LLC (Merrick Ventures) and its affiliates, including Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of December 31, 2014, 26.9% of our outstanding common stock.  Michael W. Ferro, Jr., our Chairman of the Board, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings.  Mr. Ferro also serves as the chairman and chief executive officer of Merrick Ventures and Merrick Holdings.  Accordingly, Mr. Ferro indirectly owns or controls all of the shares of our common stock owned by Merrick Ventures and Merrick Holdings.  Due to their stock ownership, Merrick Ventures and Merrick Holdings have significant influence over our business, including the election of our directors.

The interests of Merrick Ventures, Merrick Holdings and their affiliates may differ from those of our other stockholders.  Merrick Ventures, Merrick Holdings and their affiliates are in the business of making investments in companies and maximizing the return on those investments. They currently have, and may from time to time in the future acquire, interests in businesses that directly or indirectly compete with certain aspects of our business or that supply us with goods and services.  Merrick Ventures, Merrick Holdings and their affiliates may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.  Merrick Ventures’ and Merrick Holdings’ significant ownership of our voting stock will enable it to influence or effectively control us and the influence of our large stockholders could impact our business strategy and also have the effect of discouraging others from purchasing or attempting to take a control position in our common stock, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.

Shares of our Common Stock Eligible for Public Sale may have a Negative Impact on the Market Price of our Common Stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  In addition, the sale of these shares could impair our ability to raise capital, should we wish to do so, through the sale of additional common or preferred stock.  As of December 31, 2014, we had approximately 98.4 million shares of common stock outstanding.  In addition, as of December 31, 2014, we had outstanding options to purchase approximately 6.0 million shares of our common stock.  Future sales of shares of our common stock by existing holders of our common stock or by holders of outstanding options, upon the exercise thereof, could have a negative impact on the market price of our common stock.  As additional shares of common stock become available for sale in the public market, due to the exercise of options or the issuance of shares as a result of acquisitions, the market supply of shares of common stock will increase, which could also decrease the market price.

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

Various provisions contained in our certificate of incorporation and bylaws could delay or discourage some transactions involving an actual or potential change in control and may limit the ability of our stockholders to remove current management or approve transactions that our stockholders may deem to be in their best interests.  For instance, we have an authorized class of 1,000,000 shares of preferred stock all of which shares are undesignated except for 50,000 shares of Series A Preferred Stock (none of which were issued and outstanding as of December 31, 2014 and 2013). Shares of our authorized but unissued preferred stock may be issued by our board of directors without stockholder approval, on such terms and with such rights, preferences and designation as the board of directors may determine. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof, may have the effect of delaying, deterring or preventing a change in control.

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

Index
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

There is increasing demand among customers, industry groups and government authorities that healthcare software and systems provided by various vendors be compatible with each other. This need for interoperability is leading to the development of standards by various groups, and certain federal and state agencies are also developing standards that could become mandatory for systems purchased by these agencies. For example, the HITECH Act requires meaningful use of “certified” healthcare information technology products by healthcare providers in order to receive stimulus funds from the federal government. Effective September 27, 2010, Centers for Medicare and Medicaid Services (“CMS”) issued a rule that utilizes a staged approach for defining meaningful use criteria. Under the staged approach, CMS has issued rules that identify the initial criteria for meaningful use and is updating these initial criteria with additional rules.  On September 4, 2012, CMS published a final rule that specifies the Stage 2 criteria that eligible professionals, eligible hospitals, and critical access hospitals must meet in order to continue to participate in the Medicare and Medicaid Electronic Health Record Incentive Programs. All providers must achieve meaningful use under the Stage 1 criteria before moving to Stage 2.  In addition, these standards are subject to interpretation by the entities designed to certify such technology. A combination of our solutions has been certified as meeting the initial criteria. However, we may incur increased development costs and delays in upgrading our customer software and systems to be in compliance with these varying and evolving standards. In addition, these new standards may lengthen our sales and implementation cycle and we may incur costs in periods prior to the corresponding recognition of revenue. To the extent these standards are narrowly construed or delayed in publication, or that we are delayed in achieving certification under these evolving standards for applicable products, our customers may postpone or cancel their decisions to purchase or implement our software and systems.  For example, the 2014 Meaningful Use program included changes, proposed in July and finalized in October, which allowed providers to report using older technology. This significantly impacted upgrades, as our customers could use older versions of our product and still stay compliant with the program.  Currently, CMS has issued a proposal to change the reporting period in 2015 from a full year to 90 days.  We anticipate that this could further delay upgrades.

In addition to national programs like Meaningful Use, state laws and subsequent change can impact development costs on our products.  Some examples include varying state laws on radiation dosage tracking and the reporting of breast density in mammography tracking.  Both state and national regulations are becoming increasingly focused on health IT, and it has caused roadmap changes for our products.

With regard to interoperability, the Office of the National Coordinator (ONC) has published an interoperability roadmap titled Connecting Health and Care for the Nation: A 10-year vision to Achieve Interoperable Health IT Infrastructure first published in June 2014 and updated in October 2014, which will impact virtually all of our products if implemented.  It contains both standards for clinical data definitions and standards for the mechanisms of moving such data among providers and patients.

Index
Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our five largest facilities, all of which are leased, are set forth in the following table:

Location	Square Footage	Annual Lease Payments (thousands of $)
Chicago, Illinois	22,633	$378
Daytona Beach, Florida	36,000	177
Hartland, Wisconsin	81,000	730
Mississauga, Ontario	24,000	572
Morrisville, North Carolina	14,746	278

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

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed.  A hearing was held on March 26, 2014 before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the class action cases and to appoint ATRS as lead plaintiff.  ATRS filed an amended complaint on May 28, 2014.  We have filed a motion to dismiss the purported class action lawsuit, and we expect a decision on the motion to be rendered in the first quarter of 2015.  On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaints.  Subsequently, two other derivative complaints were filed in the United States District Court of the Northern District of Illinois.  On June 6, 2014, the judge assigned to the class action case granted our motion to reassign the two Federal derivative actions to her on the basis of relatedness and stayed the Federal derivative cases until she rules on our motion to dismiss the class action case.  The plaintiffs in the class action and derivative cases have not claimed a specific amount of damages.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints.  While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

Index
In addition to the matters discussed above, we are involved in various legal matters that are in the process of litigation or settled in the ordinary course of business.  Although the final results of all such matters and claims cannot be predicted with certainty, we believe that the ultimate resolution of all such matters and claims will not have a material adverse effect on Merge Healthcare’s financial condition.  Professional legal fees are expensed when incurred. We accrue for contingent losses when such losses are probable and reasonably estimable. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information. Should we fail to prevail in any legal matter or should several legal matters be resolved against us in the same reporting period, such matters could have a material adverse effect on our operating results and cash flows for that particular period.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The NASDAQ Global Select Market (NASDAQ).  The following table sets forth for the periods indicated, the high and low sale prices of our common stock as reported by the NASDAQ:
Common Stock Market Prices

2014	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$3.68	$2.74	$2.67	$2.84
Low	$2.04	$2.20	$1.97	$1.99

2013	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
High	$2.82	$4.71	$3.79	$3.13
Low	$2.13	$2.35	$2.81	$2.27

According to the records of American Stock Transfer & Trust Company, our registrar and transfer agent, we had 423 shareholders of record of common stock as of February 18, 2015.

For information regarding securities authorized for issuance under our equity compensation plans, see Note 8 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the Russell 2000 Index and the NASDAQ Computer Index (U.S. companies) for the period from December 31, 2009 to December 31, 2014.  The comparison assumes that $100 was invested on December 31, 2009 in our common stock and in each of the comparison indices, and assumes reinvestment of dividends, where applicable.  We have selected the Russell 2000 index for comparison purposes as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based upon historical data.  The stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of our common stock.

$250
$200
$150
$100
$50
$0
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
Merge Healthcare Incorporated (Nasdaq: MRGE)
Nasdaq Computer Index (^IXCO)
Russell 2000 Index (^RUT)

Index
COMPARISON OF THE 5 YEAR CUMULATIVE TOTAL RETURNS
FOR THE FIVE YEAR PERIOD ENDED DECEMBER 31, 2014

Date	Merge Healthcare Incorporated (Nasdaq: MRGE)	Nasdaq Computer Index (^IXCO)	Russell 2000 Index (^RUT)
12/31/2009	$100	$100	$100
12/31/2010	$111	$117	$125
12/31/2011	$144	$118	$118
12/31/2012	$74	$133	$136
12/31/2013	$69	$175	$186
12/31/2014	$106	$210	$193

Dividend Policy

We are prohibited from making certain dividend payments under the terms of the Credit Agreement for our Term Loan and have not declared any cash dividends on our common stock in the past two fiscal years.  We currently do not intend to declare or pay any cash dividends on our common stock in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Announced Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Programs
October 1, 2014 – October 31, 2014	—	—	N/A	N/A
November 1, 2014 – November 30, 2014	180,236	$3.00	N/A	N/A
December 1, 2014 – December 31, 2014	—	—	N/A	N/A
Total	180,236	$3.00	N/A	N/A

On November 5, 2014, 180,236 shares of common stock, at an average price of $3.00 per share, were delivered by employees back to us as payment for taxes resulting from the lapse of restrictions on restricted stock awards relating to compensation plans.  Refer to Note 8 of our consolidated financial statements for additional information on employee incentive plans.

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

	Years Ended December 31,
	2014	2013	2012	2011	2010 (1)
	(in thousands, except for share and per share data)
Statement of Operations Data:
Net sales	$212,304	$231,667	$248,904	$232,428	$140,332
Operating income (loss)	23,628	9,807	6,620	29,155	(8,524)
Income (loss) before income taxes	1,889	(36,094)	(24,729)	(1,866)	(25,162)
Income tax expense (benefit)	2,297	2,889	4,091	3,665	(13,646)
Net loss	(408)	(38,983)	(28,820)	(5,531)	(11,516)
Net loss attributable to Merge	(447)	(38,980)	(28,802)	(5,521)	(11,516)
Net loss available to common shareholders	(447)	(38,980)	(28,802)	(8,674)	(30,592)
Net loss per share attributable to common shareholders of Merge
Basic	$(0.00)	$(0.42)	$(0.31)	$(0.10)	$(0.38)
Diluted	(0.00)	(0.42)	(0.31)	(0.10)	(0.38)
Weighted average number of common shares outstanding
Basic	95,439,676	93,727,394	92,128,717	86,647,097	80,231,427
Diluted	95,439,676	93,727,394	92,128,717	86,647,097	80,231,427

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data:
Working capital	$13,277	$11,889	$43,201	$46,020	$28,357
Total assets	374,337	382,081	436,853	450,387	396,645
Long-term debt obligations	213,676	233,942	250,046	249,438	195,077
Shareholders’ equity	50,601	45,260	77,461	92,471	104,806

(1)	Includes the results of AMICAS from April 28, 2010, the date of the business combination.

Index
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To ensure we maintain a continued, disciplined approach of cost alignment to sales expectations, we reorganized our leadership team and sales organization to focus on our core markets and right-sized our cost structure, primarily within sales and marketing, in the third quarter of 2013 when it became apparent that certain macro events initiated by the U.S. government would impact sales.  Since we believe that market opportunities still exist over the long-term for our products and the solutions we have developed, these actions did not impact our product research and development costs as we continued to invest meaningfully in our product solutions.  We believe that investment in our development has been validated by KLAS Research’s 2014 Best in KLAS Awards Software and Services Report in which Merge Healthcare was, for the second year in a row, awarded  the “Best in KLAS” honor in the cardiology category for our Merge Cardio solution, and by retaining the number one spot (for the fourth consecutive year) as KLAS Category Leader in cardiology hemodynamics. Merge Healthcare, for the third straight year, was also named the global leader in VNA according to IHS.

Business Segments

We operate under two reportable operating segments: Merge Healthcare and Merge DNA.  We evaluate the performance of each operating group based on its respective revenues and operating income.

Our Merge Healthcare segment represents about 85% of our 2014 total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers. It generates revenue from the licensing of software (including upgrades), hardware, professional services, maintenance and electronic data interchange (EDI) services.

Our Merge DNA (Data and Analytics) segment represents the other 15% of our 2014 total revenues and focuses on data capture software for clinical trials and other solutions.  This segment derives the vast majority of its revenue from software, through both on-premise licensing and hosting arrangements, and professional services. Going forward, we expect that substantially all revenues for Merge DNA will come from clinical trials.

The majority of total revenue continues to be generated through perpetual license agreements with our customers.  Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue.

Index
Subscription-based pricing arrangements involve fees that are payable by our customers over a number of years, including leases, clinical trials software-as-a-service, certain interoperability solutions, and renewable annual software contracts (with very high renewal rates).  In 2014, subscription revenue was approximately 16% of total net sales.  Previously, these types of contracts included a minimum volume and/or dollar commitment, but, in an effort to increase customer adoption, we recently introduced a no minimum, pay-per-transaction structure for certain products.   Subscription based pricing arrangements include contract elements that are recognized ratably over an extended period of time.  Subscription arrangements include, but are not limited to, contracts that are structured with monthly payments (including leases), clinical trials or renewable annual software contracts (with very high renewal rates).

The following tables provide operating group information for the periods indicated, based on GAAP reported information.

Merge Healthcare Segment	Years Ended December 31,			Change 2014 vs. 2013
	2014	2013	2012	$	%
Net sales:
Software and other	$51,801	$57,371	$78,941	$(5,570)	-9.7%
Professional services	27,162	28,290	27,552	(1,128)	-4.0%
Maintenance and EDI	102,004	107,220	110,894	(5,216)	-4.9%
Total net sales	180,967	192,881	217,387	(11,914)	-6.2%
Expenses	151,809	171,838	192,408	(20,029)	-11.7%
Segment income	$29,158	$21,043	$24,979	$8,115	38.6%

Merge DNA Segment	Years Ended December 31,			Change 2014 vs. 2013
	2014	2013	2012	$	%
Net sales:
Software and other	$19,283	$21,204	$15,525	$(1,921)	-9.1%
Professional services	10,871	15,540	13,426	(4,669)	-30.0%
Maintenance and EDI	1,183	2,042	2,566	(859)	-42.1%
Total net sales	31,337	38,786	31,517	(7,449)	-19.2%
Expenses	27,719	35,094	33,315	(7,375)	-21.0%
Segment income (loss)	$3,618	$3,692	$(1,798)	$(74)	-2.0%

Merge Healthcare net sales in 2014 were negatively impacted by macro events and the exiting of low margin product lines, the effects of which were more than offset by cost reduction efforts leading to an $8.1 million increase in segment income over 2013.  During 2014, Merge DNA completed a two year exit from the low margin health station business and achieved added profitability from the new clinical trials platform, which takes much less professional services to configure.  As a result, segment income in 2014 was similar to 2013 despite a decrease in net sales of $7.4 million.

Index
 The following tables provide GAAP sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for 2014 and 2013.

	Net Sales Year Ended December 31, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$102,004	56.4%	$1,183	3.8%	$103,187	48.6%
Subscription	6,209	3.4%	27,342	87.2%	33,551	15.8%
Non-recurring	72,754	40.2%	2,812	9.0%	75,566	35.6%
Total	$180,967	100.0%	$31,337	100.0%	$212,304	100.0%

	85.2%		14.8%

	Net Sales Year Ended December 31, 2013
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$107,220	55.6%	$2,042	5.3%	$109,262	47.2%
Subscription	7,063	3.7%	29,951	77.2%	37,014	16.0%
Non-recurring	78,598	40.7%	6,793	17.5%	85,391	36.8%
Total	$192,881	100.0%	$38,786	100.0%	$231,667	100.0%

	83.3%		16.7%

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

Index
General and Administrative Expense

General and administrative expense includes costs for information systems, accounting, administrative support, management personnel, bad debt expense, legal fees and general corporate costs.

Acquisition-Related Expenses

Acquisition-related expenses are costs incurred in business combination activities, including banking, legal, accounting, valuation and other professional or consulting fees.

Restructuring and Other Expenses

Restructuring and other expenses consist of severance to involuntarily terminated employees and relocation expenses resulting from our restructuring initiatives, loss on disposal of subsidiaries and impairment of non-cancelable building leases associated with restructuring activities.

Depreciation, Amortization and Impairment

Depreciation and amortization, including any impairment, are assessed on capital equipment, leasehold improvements and our intangible assets which include customer relationships, trade names and non-compete agreements.  Depreciation and amortization are recorded over the respective assets’ useful lives.  We also record impairment charges on these long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based primarily upon whether expected future undiscounted cash flows are sufficient to support recovery of the assets.

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

Results of Operations

The following have significantly impacted the results of operations for the periods discussed herein:

•	In the second quarter of 2014, we completed a debt refinancing that resulted in a new six-year term loan (the Term Loan) of $235 million at a 7.00% interest rate. The Term Loan replaced an existing term loan (the Prior Term Loan) at a 6.00% interest rate with more restrictive financial ratio covenants, which was terminated upon completion of the debt refinancing. Proceeds from the Term Loan were used to repay the aggregate principal outstanding under the Prior Term Loan in addition to funding related transaction costs. The Prior Term Loan had an outstanding balance of $230.1 million as of April 29, 2014, and we recorded a non-cash charge of $4.8 million in the second quarter of 2014 associated with its extinguishment.

•	In the second quarter of 2013, we entered into a senior secured credit facility consisting of a six-year term loan (the Prior Term Loan) of $255 million issued at 99% of the Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20 million. The Prior Term Loan replaced $252 million of Senior Secured Notes that bore interest at 11.75% (Notes), which we retired at the same time the Prior Term Loan was funded. We recorded charges of $23.8 million consisting of $5.2 million for unamortized debt issuance costs, $1.7 million for unamortized net debt discount and $16.9 million of early retirement costs associated with the extinguishment for the Notes.

•	In 2013, we completed certain restructuring initiatives. These initiatives included the end of life of specific, non-core products at low or negative margins, consolidations of operations surrounding three facilities and the reorganization of our leadership team and sales organization. As a result, we incurred $3.9 million of employee termination and contract exit costs that were recorded in restructuring and other expenses in our statement of operations.

•	During the fourth quarter of 2012, we recorded charges of $3.9 million related to third party licenses and technology considered unusable, $1.3 million for the write-off of acquired intangibles and $9.2 million related primarily to uncollectible billings from customer contracts obtained through acquisitions in the past few years.

Index
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Years Ended December 31,				Change
	2014	% (1)	2013	% (1)	$	%

Net sales:
Software and other	$71,084	33.5%	$78,575	33.9%	$(7,491)	-9.5%
Professional services	38,033	17.9%	43,830	18.9%	(5,797)	-13.2%
Maintenance and EDI	103,187	48.6%	109,262	47.2%	(6,075)	-5.6%
Total net sales	212,304	100.0%	231,667	100.0%	(19,363)	-8.4%
Cost of sales:
Software and other	30,433	42.8%	41,813	53.2%	(11,380)	-27.2%
Professional services	25,092	66.0%	25,114	57.3%	(22)	-0.1%
Maintenance and EDI	27,744	26.9%	28,989	26.5%	(1,245)	-4.3%
Depreciation and amortization	7,475	3.5%	6,980	3.0%	495	7.1%
Total cost of sales	90,744	42.7%	102,896	44.4%	(12,152)	-11.8%
Total gross margin	121,560	57.3%	128,771	55.6%	(7,211)	-5.6%

Gross margin by net sales category (2)
Software and other	40,651	57.2%	36,762	46.8%	3,889	10.6%
Professional services	12,941	34.0%	18,716	42.7%	(5,775)	-30.9%
Maintenance and EDI	75,443	73.1%	80,273	73.5%	(4,830)	-6.0%

Operating expenses:
Sales and marketing	31,991	15.1%	36,585	15.8%	(4,594)	-12.6%
Product research and development	28,434	13.4%	32,388	14.0%	(3,954)	-12.2%
General and administrative	27,144	12.8%	34,689	15.0%	(7,545)	-21.8%
Acquisition-related expenses	232	0.1%	906	0.4%	(674)	-74.4%
Restructuring and other expenses	-	0.0%	3,856	1.7%	(3,856)	-100.0%
Depreciation and amortization	10,131	4.8%	10,540	4.5%	(409)	-3.9%
Total operating costs and expenses	97,932	46.1%	118,964	51.4%	(21,032)	-17.7%
Operating income	23,628	11.1%	9,807	4.2%	13,821	140.9%
Loss on debt extinguishment	(4,821)	-2.3%	(23,822)	-10.3%	19,001	-79.8%
Other expense, net	(16,918)	-8.0%	(22,079)	-9.5%	5,161	-23.4%
Income (loss) before income taxes	1,889	0.9%	(36,094)	-15.6%	37,983	-105.2%
Income tax expense	2,297	1.1%	2,889	1.2%	(592)	-20.5%
Net loss	$(408)	-0.2%	$(38,983)	-16.8%	$38,575	-99.0%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation and amortization expenses are excluded from these gross margin calculations.

Net Sales

Software and Other Sales  Total software and other sales in 2014 were $71.1 million, a decrease of $7.5 million, or 9.5% from $78.6 million in 2013.  Software and other sales in the Merge Healthcare operating segment decreased by $5.6 million, primarily due to delays in customer buying decisions which started in mid-2013 and began to recover during 2014.  Software and hardware orders sold through perpetual software agreements in the Merge Healthcare segment are typically fulfilled, and revenue recognized, in either the quarter signed or the following few quarters.  Revenue recognized from software and other sales may vary significantly on a quarterly basis.

Merge DNA segment sales decreased $1.9 million.  This decrease includes a $9.0 million increase in clinical trials revenue from a platform enhancement introduced in late 2012 which entails more transaction-based software fees and less professional services required to configure the platform. This increase was partially offset by a $2.0 million decline in sales of our legacy clinical trials products for a net increase in clinical trials sales of $7.0 million.  Going forward, we expect that substantially all revenue for the Merge DNA segment will come from clinical trials, with continued growth in the new platform and reduction of legacy platform sales.

Index
The net increase in clinical trials revenue in the Merge DNA segment was offset by lower revenue from the sale of health stations as we completed the exit from this low margin product line. This exit occurred over the past two years, concluding in the third quarter of 2014.  In 2014, total health station sales and lease revenue related to health stations decreased by $8.6 million as compared to 2013.

Professional Services Sales  Total professional services sales in 2014 were $38.0 million, a decrease of $5.8 million, or 13.2% from $43.8 million in 2013.  Sales decreased $1.1 million in the Merge Healthcare segment as a result of customer buying delays.  Sales in the Merge DNA segment decreased $4.7 million, as a result of the clinical trials platform introduced in late 2012 that resulted in a shift in revenue mix from services to software as the new platform requires significantly less services to configure for customer use and such configuration can be performed by customers themselves.   Revenue recognized from professional services sales generally lag software and other sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales  Total maintenance and EDI sales in 2014 were $103.2 million, a decrease of $6.1 million, or 5.6%, from $109.3 million in 2013 primarily due our conscious decision to exit certain product lines in the Merge Healthcare segment throughout 2013 that lowered comparable 2014 sales.

Depreciation and Amortization Cost of Sales

Depreciation and amortization expense increased to $7.5 million in 2014 from $7.0 million in 2013, due to the accelerated depreciation related to the remaining $0.8 million of carrying value of health stations that were sold, offset by assets that became fully depreciated in the prior year.

Gross Margin

Gross Margin – Software and Other Sales  Gross margin on software and other sales was $40.7 million in 2014, an increase of $3.9 million, or 10.6%, from $36.8 million in 2013.  Gross margin as a percentage of software and other sales increased to 57.2% in 2014 from 46.8% in 2013, due, in part to more software being sold and also as a result of greater margins on hardware that was sold in 2014.  Hardware sales produce much lower margins than software sales. We expect gross margins on software and other sales to fluctuate depending on the software and hardware mix.

Gross Margin – Professional Services Sales  Gross margin on professional service sales was $12.9 million in 2014, a decrease of $5.8 million, or 30.9%, from $18.7 million in 2013.  Gross margin as a percentage of professional service sales decreased to 34.0% in 2014, from 42.7% in 2013, primarily due to the billable utilization of our professional services resources as we made a conscious effort to maintain headcount in the Healthcare Segment to ensure customer satisfaction despite the macro events.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales  Gross margin on maintenance and EDI sales was $75.4 million in 2014, a decrease of $4.8 million, or 6.0%, from $80.3 million in 2013.  Gross margin as a percentage of maintenance and EDI sales was 73.1% in 2014 compared to 73.5% in 2013.  The dollar change occurred as a result of product lines exited throughout 2013.

Sales and Marketing

Sales and marketing expense decreased $4.6 million, or 12.6%, to $32.0 million in 2014 from $36.6 million in 2013.  As a percentage of net sales, sales and marketing expense decreased by 0.7%, to 15.1%, primarily due to lower headcount and headcount related costs associated with a restructuring initiative that occurred in the third quarter of 2013.

Product Research and Development

Product research and development expense decreased $4.0 million, or 12.2%, to $28.4 million in 2014 from $32.4 million in 2013.  The decrease is primarily due to enhancements to our product development and quality assurance processes in the fourth quarter of 2013 which allowed us to capitalize and thus not recognize as an expense, software development cost of $3.9 million in 2014 compared to $0.1 million in 2013.  Product research and development expense decreased 12.2% to 13.4% of net sales in 2014.

General and Administrative

General and administrative expense decreased $7.5 million, or 21.8%, to $27.1 million in 2014 from $34.7 million in 2013 primarily due to decreases of $4.8 million in bad debt expense (consisting of a $4.3 million reduction in direct write-offs and a $0.5 million reduction in the year over year provision for doubtful accounts) and $1.1 million in legal fees. General and administrative expense as a percentage of net sales was 12.8% in 2014.  The 2013 expense includes a favorable non-cash settlement of a legal matter totaling $2.5 million and non-cash charges consisting of a $1.3 million settlement involving an insignificant acquisition and $0.9 million in expense associated with stock consideration provided for in the settlement of a lawsuit that existed at the time of an insignificant acquisition.

Index
Acquisition-Related Expenses

We did not have any significant acquisition-related activities or expenses in 2014.

Restructuring and other expenses

There were no restructuring and other expenses in 2014.  The 2013 expenses of $3.9 million related to restructuring initiatives and included costs involving the end of life of certain non-core products and the reorganization of our leadership team and sales organization.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million, or 3.9%, to $10.1 million in 2014 from $10.5 million in 2013. In the third quarter of 2014, we exited an immaterial product line which resulted in a charge of $0.7 million for the reduction in the useful life of the related customer relationships.  Excluding this charge, we experienced an overall decrease in amortization of certain intangible assets which are amortized on a basis consistent with the expected cash flows from such assets (as opposed to a straight-line basis) and assets that became fully depreciated in the prior year.

Loss on Debt Extinguishment

During 2014 and 2013, we refinanced our debt and incurred losses on debt extinguishment of $4.8 million and $23.8 million, respectively.  See Note 6 of the notes to the consolidated financial statements for additional information pertaining to the refinancing of our debt.

Other Expense, net

Other expense, net consists primarily of interest expense.  Interest expense decreased to $17.2 million in 2014 from $21.8 million in 2013, due to a decrease in the average amount of principal indebtedness outstanding during 2014 and a lower average interest rate during 2014.  In addition, other expense, net included a $0.6 million realized loss on an equity security investment in 2013.

Income Tax Expense

In 2014, we recorded income tax expense of $2.3 million compared to income tax expense of $2.9 million  in 2013.  The income tax benefit or expense in each year results from the mix of profit or loss in the U.S. and Canadian operations, state income taxes, valuation allowance establishment or releases and the deferred effect of tax deductible goodwill amortization.  The current year expense includes a  $0.6 million benefit related to releasing the valuation allowance on Merge Healthcare Solutions’ state jurisdictions.  The original valuation allowance was acquired via a historical acquisition in which the acquired business had previously provided a full valuation allowance on its deferred tax assets.  At the time of the acquisition, the acquired business had incurred cumulative losses and there existed significant uncertainty surrounding the successful integration of the business and its future profitability.  Merge Healthcare Solutions is now in a three year cumulative pre-tax book income position and we have met internal policies in order to rely on income forecasts specific to the legal entity or filing group.  We believe consistent profitability over six quarters, i.e. eighteen months, is a reasonable period over which to evaluate management’s ability to project future profits and rely on forecasted earnings.  Only state income taxes resulted in cash tax payments in each year.  Our expected effective income tax rate may vary significantly due to changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following table sets forth selected, summarized, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

Index
	Years Ended December 31,				Change
	2013	% (1)	2012	% (1)	$	%

Net sales:
Software and other	$78,575	33.9%	$94,466	38.0%	$(15,891)	-16.8%
Professional services	43,830	18.9%	40,978	16.5%	2,852	7.0%
Maintenance and EDI	109,262	47.2%	113,460	45.5%	(4,198)	-3.7%
Total net sales	231,667	100.0%	248,904	100.0%	(17,237)	-6.9%
Cost of sales:
Software and other	41,813	53.2%	43,281	45.8%	(1,468)	-3.4%
Professional services	25,114	57.3%	24,693	60.3%	421	1.7%
Maintenance and EDI	28,989	26.5%	31,090	27.4%	(2,101)	-6.8%
Depreciation, amortization and impairment	6,980	3.0%	8,987	3.6%	(2,007)	-22.3%
Total cost of sales	102,896	44.4%	108,051	43.4%	(5,155)	-4.8%
Total gross margin	128,771	55.6%	140,853	56.6%	(12,082)	-8.6%

Gross margin by net sales category (2)
Software and other	36,762	46.8%	51,185	54.2%	(14,423)	-28.2%
Professional services	18,716	42.7%	16,285	39.7%	2,431	14.9%
Maintenance and EDI	80,273	73.5%	82,370	72.6%	(2,097)	-2.5%

Operating expenses:
Sales and marketing	36,585	15.8%	43,908	17.6%	(7,323)	-16.7%
Product research and development	32,388	14.0%	32,419	13.0%	(31)	-0.1%
General and administrative	34,689	15.0%	42,366	17.0%	(7,677)	-18.1%
Acquisition-related expenses	906	0.4%	3,402	1.4%	(2,496)	-73.4%
Restructuring and other expenses	3,856	1.7%	830	0.4%	3,026	NM
Depreciation, amortization and impairment	10,540	4.5%	11,308	4.5%	(768)	-6.8%
Total operating costs and expenses	118,964	51.4%	134,233	53.9%	(15,269)	-11.4%
Operating income (loss)	9,807	4.2%	6,620	2.7%	3,187	48.1%
Loss on debt extinguishment	(23,822)	-10.3%	-	0.0%	(23,822)	NM (3)
Other expense, net	(22,079)	-9.5%	(31,349)	-12.6%	9,270	-29.6%
Loss before income taxes	(36,094)	-15.6%	(24,729)	-9.9%	(11,365)	46.0%
Income tax expense	2,889	1.2%	4,091	1.7%	(1,202)	-29.4%
Net loss	$(38,983)	-16.8%	$(28,820)	-11.6%	$(10,163)	35.3%

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.

(2)	Depreciation, amortization and impairment expenses are excluded from these gross margin calculations.

(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Sales  Total software and other sales in 2013 were $78.6 million, a decrease of $15.9 million, or 16.8% from $94.5 million in 2012.  Software and other sales decreased $21.6 million in our Merge Healthcare segment, primarily due to the customer buying delays we experienced as a result of a change in market conditions in 2013.

Merge DNA segment sales increased $5.7 million. The increase includes a $5.4 millionincrease in clinical trials revenue from the aforementioned platform enhancement. This increase was partially offset by a $3.4 million decline in sales of our legacy clinical trials products for a net increase in clinical trials sales of $2.0 million. In 2013, total health station sales and lease revenues related to health stations were $3.7 million more than the prior year, as we began exiting this lower margin product line.

Professional Services Sales  Total professional services sales in 2013 were $43.8 million, an increase of $2.8 million, or 7.0% from $41.0 million in 2012.  Professional services sales in our Merge Healthcare segment increased $0.7 million as a direct result of the increase in overall perpetual software license agreements.  Professional services sales in our Merge DNA segment increased $2.1 million, primarily due to increased clinical trials sales.

Maintenance and EDI Sales  Total maintenance and EDI sales in 2013 were $109.3 million, a decrease of $4.2 million, or 3.7%, from $113.5 million in 2012. The decrease is primarily due to a decrease in software maintenance support sales as we exited unprofitable product lines (see restructuring and other expenses discussion).

Depreciation, Amortization and Impairment Cost of Sales

Depreciation, amortization and impairment decreased $2.0 million, or 22.3%, to $7.0 million in 2013 from $9.0 million in 2012, primarily due to a decrease in amortization related to certain acquired intangible assets which were written off in 2012, including the related $0.8 million charge for the write-off of those acquired intangibles in 2012.

Index
Gross Margin

Gross Margin – Software and Other Sales  Gross margin on software and other sales was $36.8 million in 2013, a decrease of $14.4 million, or 28.2%, from $51.2 million in 2012.  Gross margin as a percentage of software and other sales decreased to 46.8% in 2013 from 54.2% in 2012, due to a decrease in software sales which produce a much greater margin than do hardware sales.  Hardware sales were 48.0% of software and other sales in 2013 compared to 40.0% in 2012, primarily due to the aforementioned kiosk sales.

Gross Margin – Professional Services Sales Gross margin on professional service sales was $18.7 million in 2013, an increase of $2.4 million, or 14.9%, from $16.3 million in 2012.  Gross margin as a percentage of professional service sales increased to 42.7% in 2013 from 39.7% in 2012, primarily due to the billable utilization of our professional services resources.

Gross Margin – Maintenance and EDI Sales  Gross margin on maintenance and EDI sales was $80.3 million in 2013, a decrease of $2.1 million, or 2.5%, from $82.4 million in 2012.  Gross margin as a percentage of maintenance and EDI sales increased to 73.5% in 2013 compared to 72.6% in 2012, as we continued to focus on controlling third party costs.

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

General and Administrative

General and administrative expense decreased $7.7 million, or 18.1%, to $34.7 million in 2013 from $42.4 million in 2012. Offsetting factors caused this change and include a reduction in bad debt expense of $7.0 million. The 2013 expense includes a favorable non-cash settlement of $2.5 million (for which significant legal costs were incurred in prior periods) and and non-cash charges consisting of  a $1.3 million settlement surrounding an insignificant acquisition and $0.9 million expense associated with stock consideration provided for in the settlement of a lawsuit that existed at the time of an insignificant acquisition.  General and administrative expense as a percentage of net sales was 15.0% in 2013 compared to 17.0% in 2012.

Acquisition-Related Expenses

Acquisition-related expenses decreased $2.5 million in 2013 to $0.9 million, from $3.4 million in 2012 primarily due to reduced activities in the year.

Restructuring and other expenses

We incurred $3.9 million and $0.8 million of employee termination and contract exit costs that were recorded in restructuring and other expenses in our statement of operations in 2013 and 2012, respectively, as a result of specific initiatives in each year.

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

Other Expense, net

Other expense, net, decreased $9.2 million to $22.1 million in 2013 compared to $31.3 million in 2012. The decrease is primarily due to debt refinancing activities that resulted in a lower interest rate and $11.2 million less expense in 2013.   Other expense, net included a $0.6 million realized loss on an equity investment in 2013,  while 2012 included a $0.5 million gain on the same equity security investment as well as a favorable legal settlement of $0.3 million.

Index
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

Liquidity and Capital Resources

Our cash and cash equivalents were $42.5 million at December 31, 2014, an increase of approximately $22.8 million, or 115.7%, from our balance of $19.7 million at December 31, 2013.   We used cash generated from successful collection activities to pay down additional debt principal of $8.0 million and $15.0 million ahead of schedule in 2014 and 2013, respectively. The Credit Agreement includes a required annual repayment of principal at no premium in the first quarter of each year based upon a defined calculation of excess cash flows generated by us. Our working capital was $13.3 million at December 31, 2014, an increase of $1.4 million from our working capital of $11.9 million at December 31, 2013.

Operating Cash Flows

As set forth in the statement of cash flows included in our audited financial statements, cash provided by operating activities was $42.6 million in 2014, compared to cash provided by operating activities of $21.3 million in 2013 and cash used by operating activities of $0.6 million in 2012.  The net loss in each of the years 2014, 2013 and 2012 includes non-cash expenses of $31.0 million, $51.3 million and $43.8 million, respectively. We also incurred and paid $15.9 million, $24.8 million and $29.8 million in interest expense on our debt in 2014, 2013 and 2012. We paid  Zero, $2.8 million and $1.5 million related to restructuring activities during 2014, 2013 and 2012 respectively. Average quarterly days sales outstanding (DSOs) in 2014 were 88 days compared to a 106 days in 2013 and 103 days in 2012.

Investing Cash Flows

Cash used in investing activities was $5.9 million in 2014, $0.6 million in 2013 and $3.4 million in 2012.  We purchased $1.8 million, $2.2 million and $2.2 million of fixed assets and $0.3 million, $0.5 million and zero  purchased technology for use in our product offerings during 2014, 2013 and 2012, respectively.  We capitalized software development costs of $3.9 million in 2014 compared to $0.1 million in 2013 and none in 2012.  We expect to continue capitalizing software development costs in the future.  In 2012, we paid $0.9 million, net of cash acquired, for insignificant acquisitions.

Financing Cash Flows

Cash used in financing activities was $13.6 million in 2014, compared to $36.3 million in 2013. Cash provided by financing activities was $0.6 million in 2012. The decrease of $22.7 million in 2014 from 2013 is primarily due to $21.5 million of costs incurred on our 2013 debt refinancing.  Principal payments made on our term loans also decreased by $1.8 million in 2014, but included $8.0 million of voluntary principal payments. Required minimum principal payments of $1.3 million and voluntary principal payments of $15.0 million were made on our debt during 2013. There were no principal payments is on our debt nor a debt refinancing in 2012.

The 2013 debt refinancing consisted of a $16.9 million penalty for early extinguishment of debt and debt issuance costs of $4.6 million. Proceeds from the exercise of stock options and common stock purchased under the employee stock purchase plan were $1.2 million, $1.5 million and $1.0 million, respectively, in 2014, 2013 and 2012.

Index
Contractual Obligations

Total outstanding commitments as of December 31, 2014 (in thousands), were as follows:
		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$11,988	$2,152	$2,816	$2,604	$4,416
Capital leases (including interest)	275	254	21	-	-
Acquisition obligations	267	267	-	-	-
Term loan (including interest and fees)	304,787	27,747	53,034	49,656	174,350
Patent license obligation	1,125	125	250	250	500
Other notes payable (including interest)	50	26	10	14	-
Total	$311,492	$30,571	$56,131	$52,524	$179,266

The above obligations include lease payments for facilities that we use.

We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit, guarantees, standby repurchase obligations or other commercial commitments except for the contractual obligations shown above as of December 31, 2014.

As of December 31, 2014, approximately $1.1 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including minimum principal and interest payments due under the Term Loan.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets, however our ability to undertake such transactions may be limited by the Credit Agreement.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2015 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.  Liquidity on a go forward basis is dependent on our ability to meet covenants in our Credit Agreement, including certain financial covenants.  For a description of the other covenants included in our Credit Agreement, see Note 6 of the notes to consolidated financial statements included in this Annual Report on Form 10-K.

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

Index
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

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed these long-lived assets with estimable useful lives and determined that their carrying values as of December 31, 2014 are recoverable in future periods.

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

Index
Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  If these assumptions change, we may be required to write down the gross value of our remaining goodwill to a revised amount.  We performed our goodwill testing and determined that there is no impairment as of December 31, 2014, since the fair value of our reporting units substantially exceeded the carrying value.

Software Development Costs

Costs incurred internally in creating computer software solutions and enhancements to those solutions are expensed until completion of a detailed program design, when technological feasibility has been established.  Thereafter, all software development costs are capitalized until the software solutions and enhancements are available for general release, and subsequent capitalized costs are reported at the lower of amortized cost or net realizable value.

Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and distributing of that product.  Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs.

Capitalized costs are amortized straight-line over the estimated economic life of the software solution with minimum annual amortization based on current and expected net future revenue for each software solution. We are generally amortizing capitalized costs over five years. The five-year period over which capitalized software development costs are amortized is an estimate based upon our forecast of a reasonable useful life for the capitalized costs. Historically, use of our software programs by our clients has exceeded five years and is capable of being used a decade or more.

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

Loss Contingencies

We have accrued for costs as of December 31, 2014 and may, in the future, accrue for costs associated with certain contingencies when such costs are probable and reasonably estimable.  Liabilities established to provide for contingencies are adjusted as further information develops, circumstances change, or contingencies are resolved.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force) to make pushdown accounting optional for an acquiree.  In addition, the staff of the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 115, which rescinds SAB Topic 5J (the SEC staff’s pre-existing guidance on pushdown accounting).  The standard provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  If the acquiree elects not to apply pushdown accounting at the time an acquirer obtains control of it, the acquiree can later elect to apply pushdown accounting retrospectively to the most recent event in which an acquirer obtained control of the acquiree.  Such an election will be treated as a change in accounting principle in accordance with Accounting Standards Codification (ASC) 250.  Once an entity elects to apply pushdown accounting, its decision is irrevocable.  The provisions of this new guidance are effective on November 18, 2014. The new guidance did not have an impact upon our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our cash and cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of December 31, 2014, our cash and cash equivalents included money market funds and short term deposits, including certain cash which is restricted, totaling approximately $42.5 million, and earned interest at a weighted average rate of approximately 0.1%.  The value of the principal amounts is equal to the fair value of these instruments.  Due to the relative short-term nature of our investment portfolio, our interest income is subject to changes in short-term interest rates.  At current investment levels, our net income (loss) would vary by approximately $0.4 million on an annual basis for every 100 basis point change in our weighted average short-term interest rate.  We do not use our portfolio for trading or other speculative purposes.

We utilize a combination of short-term and long-term debt to finance our operations and are exposed to interest rate risk on these debt obligations.

Indebtedness under our senior secured credit facility bears interest at rates that fluctuate with changes in certain short-term prevailing interest rates. As of December 31, 2014, our outstanding borrowings under the Term Loan were $225.4 million (net of $3.7 million unamortized original issue discount). As of December 31, 2014, current borrowings under our credit agreement had an effective interest rate of 7.5% and weighted average interest rate of 7.00%, determined as the LIBOR rate (subject to a 1.00% floor) plus 6.00%.

Index
To partially offset variable interest rate risks, we maintain an interest rate cap at 3.00% (versus the 1.00% LIBOR floor) with a notional amount equal to $122,588 as of December 31, 2014.  The notional amount of the interest rate cap decreases over time to $121,950 as of September 29, 2015, and thereafter is equal to $62,316 through termination on October 23, 2015. See Part II Item 8, Note 6 for more information on the refinancing of our debt. We will continue to assess the appropriateness of hedging interest rate risk with our outstanding variable debt under our current senior secured credit facilities.

Our net income would likely be affected by changes in market interest rates on our variable-rate obligations. As discussed above, our term loan facility is subject to a 1.00% LIBOR floor. Therefore, a 100 basis point increase in the December 31, 2014 market interest rate would increase interest expense under the term loan by approximately $1.3 million on an annual basis.

Foreign Currency Exchange Risk

We have sales and expenses that are denominated in currencies other than the U.S. dollar and, as a result, have exposure to foreign currency exchange risk.  In the event our exposure to foreign currency exchange risk increases to levels that we do not deem acceptable, we may choose to hedge those exposures.  We did not enter into any derivative financial instruments to hedge such exposures in 2014 or 2013.

Index
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Merge Healthcare Incorporated (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merge Healthcare Incorporated at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Milwaukee, Wisconsin
February 27, 2015

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

ASSETS	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents, including restricted cash of $209 and $392 at December 31, 2014 and December 31, 2013	$42,531	$19,729
Accounts receivable, net of reserves of $4,990 and $11,938 at December 31, 2014 and December 31, 2013	51,300	61,895
Inventory	5,686	5,851
Prepaid expenses	3,690	4,803
Deferred income taxes	1,131	1,915
Other current assets	11,110	12,506
Total current assets	115,448	106,699
Property and equipment:
Computer equipment	9,159	8,930
Office equipment	2,927	2,857
Leasehold improvements	1,589	1,870
	13,675	13,657
Less accumulated depreciation	9,596	8,918
Net property and equipment	4,079	4,739
Purchased and developed software, net of accumulated amortization of $23,764 and $18,591 at December 31, 2014 and December 31, 2013	14,585	15,906
Other intangible assets, net of accumulated amortization of $38,370 and $34,466 at December 31, 2014 and December 31, 2013	17,956	26,200
Goodwill	214,374	214,374
Deferred income taxes	5,396	6,979
Other assets	2,499	7,184
Total assets	$374,337	$382,081
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,072	$22,072
Current maturities of long-term debt	11,750	2,490
Accrued wages	11,169	5,559
Restructuring accrual	-	1,301
Other current liabilities	4,996	8,205
Deferred revenue	53,184	55,183
Total current liabilities	102,171	94,810
Long-term debt, less current maturities, net of unamortized discount	213,676	233,942
Deferred income taxes	4,025	4,065
Deferred revenue	1,091	378
Income taxes payable	1,109	1,399
Other liabilities	1,664	2,227
Total liabilities	323,736	336,821
Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized; none issued	-	-
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 98,442,336 and 96,688,889 shares issued and outstanding at December 31, 2014 and December 31, 2013	984	967
Common stock subscribed, 14,429 and 26,259 shares at December 31, 2014 and December 31, 2013	49	57
Additional paid-in capital	590,938	585,102
Accumulated deficit	(543,622)	(543,175)
Accumulated other comprehensive income	1,766	1,862
Total Merge shareholders' equity	50,115	44,813
Noncontrolling interest	486	447
Total shareholders' equity	50,601	45,260
Total liabilities and shareholders' equity	$374,337	$382,081

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share and per share data)

	Years Ended December 31,
	2014	2013	2012
Net sales:
Software and other	$71,084	$78,575	$94,466
Professional services	38,033	43,830	40,978
Maintenance and EDI	103,187	109,262	113,460
Total net sales	212,304	231,667	248,904
Cost of sales:
Software and other	30,433	41,813	43,281
Professional services	25,092	25,114	24,693
Maintenance and EDI	27,744	28,989	31,090
Depreciation, amortization and impairment	7,475	6,980	8,987
Total cost of sales	90,744	102,896	108,051
Gross margin	121,560	128,771	140,853
Operating costs and expenses:
Sales and marketing	31,991	36,585	43,908
Product research and development	28,434	32,388	32,419
General and administrative	27,144	34,689	42,366
Acquisition-related expenses	232	906	3,402
Restructuring and other expenses	-	3,856	830
Depreciation, amortization and impairment	10,131	10,540	11,308
Total operating costs and expenses	97,932	118,964	134,233
Operating income	23,628	9,807	6,620
Other income (expense):
Interest expense	(17,199)	(21,762)	(32,926)
Interest income	18	514	766
Loss on debt extinguishment	(4,821)	(23,822)	-
Other, net	263	(831)	811
Total other income (expense)	(21,739)	(45,901)	(31,349)
Income (loss) before income taxes	1,889	(36,094)	(24,729)
Income tax expense	2,297	2,889	4,091
Net loss	(408)	(38,983)	(28,820)
Less: noncontrolling interest's share	39	(3)	(18)
Net loss available to common shareholders of Merge	$(447)	$(38,980)	$(28,802)
Net loss per share attributable to common shareholders of Merge - basic	$(0.00)	$(0.42)	$(0.31)
Weighted average number of common shares outstanding - basic	95,439,676	93,727,394	92,128,717

Net loss per share attributable to common shareholders of Merge - diluted	$(0.00)	$(0.42)	$(0.31)
Weighted average number of common shares outstanding - diluted	95,439,676	93,727,394	92,128,717

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2014	2013	2012

Net loss	$(408)	$(38,983)	$(28,820)
Translation adjustment	(96)	(103)	4
Change in fair value of marketable security, net of income taxes	-	398	(50)
Comprehensive loss	(504)	(38,688)	(28,866)
Less: noncontrolling interest's share	39	(3)	(18)
Comprehensive loss attributable to Merge	$(543)	$(38,685)	$(28,848)

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2014, 2013 and 2012
(in thousands, except for share data)

	Preferred Stock		Common Stock
	Shares Issued	Issued Amount	Shares Subscribed	Subscribed Amount	Shares Issued	Issued Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Merge Shareholders’ Equity	Non- controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2011	-	$-	195,116	$1,311	90,939,053	$909	$563,563	$(475,393)	$1,613	$92,003	$468	$92,471
Stock activity for acquisitions	-	-	(53,574)	(373)	1,410,491	14	5,561	-	-	5,202	-	5,202
Stock issued under ESPP	-	-	16,853	(4)	92,886	1	356	-	-	353	-	353
Exercise of stock options	-	-	-	-	190,269	2	686	-	-	688	-	688
Issuance of restricted shares	-	-	-	-	505,038	5	1,822	-	-	1,827	-	1,827
Share-based compensation expense	-	-	-	-	-	-	5,786	-	-	5,786	-	5,786
Net loss	-	-	-	-	-	-	-	(28,802)	-	(28,802)	(18)	(28,820)
Other comprehensive loss	-	-	-	-	-	-	-	-	(46)	(46)	-	(46)
Balance at December 31, 2012	-	$-	158,395	$934	93,137,737	$931	$577,774	$(504,195)	$1,567	$77,011	$450	$77,461
Stock activity for acquisitions	-	-	(122,292)	(850)	40,225	1	123	-	-	(726)	-	(726)
Stock issued for settlement	-	-	-	-	400,000	4	881	-	-	885	-	885
Stock issued under ESPP	-	-	(9,844)	(27)	108,427	1	279	-	-	253	-	253
Exercise of stock options	-	-	-	-	902,500	9	1,227	-	-	1,236	-	1,236
Issuance of restricted shares	-	-	-	-	2,100,000	21	(21)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	4,839	-	-	4,839	-	4,839
Net loss	-	-	-	-	-	-	-	(38,980)	-	(38,980)	(3)	(38,983)
Other comprehensive income	-	-	-	-	-	-	-	-	295	295	-	295
Balance at December 31, 2013	-	$-	26,259	$57	96,688,889	$967	$585,102	$(543,175)	$1,862	$44,813	$447	$45,260
Stock issued under ESPP	-	-	(11,830)	(8)	90,238	-	207		-	199	-	199
Exercise of stock options	-	-	-	-	1,191,250	12	1,006	-	-	1,018	-	1,018
Issuance of restricted shares	-	-	-	-	652,195	7	(7)	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	5,169	-	-	5,169	-	5,169
Return of shares to satisfy recipients' income tax obligations related to restricted stock vesting			-	-	(180,236)	(2)	(539)	-	-	(541)	-	(541)
Net loss	-	-	-	-	-	-	-	(447)	-	(447)	39	(408)
Other comprehensive loss	-	-	-	-	-	-	-	-	(96)	(96)	-	(96)
Balance at December 31, 2014	-	$-	14,429	$49	98,442,336	$984	$590,938	$(543,622)	$1,766	$50,115	$486	$50,601

See accompanying notes to consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(408)	$(38,983)	$(28,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and impairment	17,606	17,520	20,295
Share-based compensation	5,169	4,839	5,786
Amortization of term loan and note payable issuance costs & discounts	1,129	1,649	2,724
Unrealized gain on equity security	-	-	(486)
Realized loss on equity security	-	745	-
Change in contingent consideration for acquisitions	-	-	1,380
Loss on extinguishment of debt	4,821	23,822	-
Provision for doubtful accounts receivable and allowances, net of recoveries	200	693	10,523
Deferred income taxes	2,113	2,301	3,581
Loss on acquisition settlement	-	1,345	-
Stock issued for lawsuit settlement	-	885	-
Gain on lawsuit settlement	-	(2,500)	-
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	10,395	9,476	(9,659)
Inventory	164	128	(1,261)
Prepaid expenses	1,110	(708)	(148)
Accounts payable	(1,000)	(2,243)	2,258
Accrued wages	5,611	(322)	(979)
Restructuring accrual	(1,301)	1,079	(1,297)
Other accrued liabilities	(3,244)	(6,585)	(556)
Deferred revenue	(1,286)	2,312	(422)
Other	1,508	5,828	(3,559)
Net cash provided by (used in) operating activities	42,587	21,281	(640)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	-	-	(876)
Investment in securities	-	-	(240)
Purchases of property, equipment and leasehold improvements	(1,844)	(2,239)	(2,174)
Purchased technology	(300)	(450)	-
Capitalized software development	(3,942)	(85)	-
Change in restricted cash	183	422	(106)
Proceeds from sale of equity investment	-	1,785	-
Net cash used in investing activities	(5,903)	(567)	(3,396)

Cash flows from financing activities:
Proceeds from debt issuance	231,251	252,450	-
Retirement of debt	(230,133)	(252,000)	-
Penalty for early extinguishment of debt	-	(16,863)	-
Note issuance costs paid	(250)	(4,588)	-
Proceeds from exercise of stock options and employee stock purchase plan	1,217	1,489	1,039
Principal payments on term loan and notes payable	(14,467)	(16,286)	(37)
Principal payments on capital leases	(680)	(535)	(396)
Repurchase and retirement of common stock	(541)	-	-
Net cash (used in) provided by financing activities	(13,603)	(36,333)	606

Effect of exchange rates on cash and cash equivalents	(96)	(106)	(73)

Net increase (decrease) in cash and cash equivalents	22,985	(15,725)	(3,503)
Cash and cash equivalents (net of restricted cash), beginning of period (1)	19,337	35,062	38,565
Cash and cash equivalents (net of restricted cash), end of period (2)	$42,322	$19,337	$35,062

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$15,949	$24,847	$29,792
Cash paid for income taxes, net of refunds	$402	$411	$261

Non-Cash Investing and Financing Activities
Equity securities received in settlement of receivable	$-	$-	$1,530
Value of common stock issued for acquisitions and returns for settlements	$-	$(726)	$7,029
Assets purchased under capital lease obligations	$60	$187	$1,412
Assets purchased under lease line facility	$-	$-	$897

(1)	Net of restricted cash of $392, $813, and $707 at December 31, 2013, 2012, and 2011, respectively.
(2)	Net of restricted cash of $209, $392, and $813 at December 31, 2014, 2013 and 2012, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of balances with banks (including restricted cash), money market accounts and liquid short-term investments with original maturities of ninety days or less and are carried on the balance sheet at cost plus accrued interest.  As of December 31, 2014, cash and cash equivalents were $42,531, including restricted cash of $209.

Inventory

Inventory, consisting principally of finished goods (primarily purchased third-party hardware) is stated at the lower of cost or market determined on a first-in, first-out (FIFO) basis.  We also maintain inventory reserves for excess and obsolete inventory determined based on the age of our inventory.

Other Current Assets

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer and other receivables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2014 and 2013:

	Balance at December 31,
	2014	2013
Revenue recognized in excess of billings, net of reserves of $1,389 and $2,249, respectively	$9,924	$12,069
Other current assets	1,186	437
	$11,110	$12,506

The following table shows the changes in our reserves for revenue recognized in excess of billings:

	Balance at Beginning of Period	Net Additions Charged to Expenses	Deductions	Balance at End of Period
For year ended December 31:
2014	$2,249	$745	$(1,605)	$1,389
2013	1,763	1,279	(793)	2,249
2012	235	1,528	-	1,763

During the fourth quarter of 2012, we recorded a charge of $1,308 related primarily to uncollectible billings from customer contracts obtained through acquisitions in the prior few years. The $1,308 related to a change in estimate to our reserve for revenues in excess of billings.  The effect of the change in estimate related to our reserve for revenues in excess of billings, which was recorded to general and administrative in our statement of operations, was to increase our net loss by $1,308 ($0.01 per share, net of income tax), for the year ended December 31, 2012.

Index
Property and Equipment

Property and equipment are stated at cost.  Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.  Property and equipment are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  Useful lives of our major classes of property and equipment are three years for computer equipment and three to five years for office equipment.  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the term of the lease.  We recorded depreciation expense of $3,778, $3,394 and $3,752 in 2014, 2013 and 2012, respectively.

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

Customer relationships, backlog, trade names and non-compete agreements are evaluated for potential impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, based primarily upon whether expected future undiscounted cash flows are sufficient to support the asset’s recovery.  If the actual useful life of the asset is shorter than the useful life estimated by us, the asset may be deemed to be impaired, and, accordingly, a write-down of the value of the asset determined by a discounted cash flow analysis, or a shorter amortization period, may be required.  We have reviewed the assets with estimable useful lives and determined that their carrying values as of December 31, 2014 are recoverable in future periods.

We review goodwill for impairment annually on October 1st, or more frequently if impairment indicators arise.  During 2012, our reporting units changed from Merge Healthcare and Merge eClinical to Merge Healthcare and Merge Data and Analytics (DNA) due to the level of discrete financial information as well as the aggregation of Merge’s components, which exhibit similar long term performance and have similar economic characteristics.  In calculating potential impairment losses, we evaluate the fair value of our reporting units using either quoted market prices or, if not available, by estimating the expected present value of their future cash flows.  We use a two-step impairment test.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  Identification of, and assignment of assets and liabilities to, a reporting unit require our judgment and estimates.  In addition, future cash flows are based upon our assumptions about future sales activity and market acceptance of our products.  We performed our annual goodwill testing and determined that there is no impairment, since the fair value of our reporting units substantially exceeded the carrying value.

Software Development Costs

Costs incurred internally in creating computer software solutions and enhancements to those solutions are expensed until completion of a detailed program design, when technological feasibility has been established.  Thereafter, all software development costs are capitalized until the software solutions and enhancements are available for general release, and subsequent capitalized costs are reported at the lower of amortized cost or net realizable value.

Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and distributing of that product.  Capitalized costs are amortized straight-line over the estimated economic life of the software solution with minimum annual amortization based on current and expected net future revenue for each software solution.  We are generally amortizing capitalized costs over five years.  The five-year period over which capitalized software development costs are amortized is an estimate based upon our forecast of a reasonable useful life for the capitalized costs.  Historically, use of our software programs by our clients has exceeded five years and is capable of being used a decade or more.

Index
Other Current Liabilities

Other current liabilities consist primarily of customer deposits, the current portion of an acquisition obligation, accrued taxes and other non-trade payables, all of which are due within the next twelve months.  The balances are comprised of the following as of December 31, 2014 and 2013:

	Balance at December 31,
	2014	2013
Customer deposits	$1,956	$2,697
Acquisition obligation	267	1,967
Accrued taxes	-	918
Other liabilities	2,773	2,623
	$4,996	$8,205

The acquisition obligation relates to the balance due for an insignificant acquisition completed in 2011.  The remaining $267 of this obligation will be paid in 2015.

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

Accumulated Other Comprehensive Income

Foreign currency translation adjustments and unrealized gains or losses on our available-for-sale securities, net of applicable taxes, are included in accumulated other comprehensive income, and are further detailed in Note 4 for the years ended December 31, 2014 and 2013.

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

Provided that evidence of an arrangement exists, fees are fixed or determinable, collection of the related receivable is probable, fair value for the undelivered elements exist and there are no other contract considerations resulting in the deferral of revenue, we typically recognize revenue in the following manner:

Index
•	Software licenses and hardware are recognized upon delivery, while installation, engineering services, training, and consulting services are recognized as performed and maintenance and support is recognized ratably over the period in which the services are performed. This is the primary method used for sales of software products which are typically fully functional upon delivery and do not require significant modification or alteration. Any subsequent software royalties associated with such contracts are generally recognized as reported by the customer. Revenue is also recognized in this manner for the majority of sales of additional modules to existing customers.

•	Merge sells software with or without various standard hardware components (i.e. servers, monitors, storage disk arrays, etc.). The hardware items are sold primarily as a convenience for its customers who may choose not to purchase it because either they already have the applicable hardware or they purchased the hardware directly from a third party vendor. We have a sufficient number of stand-alone sales of hardware to allow it to obtain vendor-specific objective evidence of fair value for the hardware. These arrangements include software that is more-than-incidental to the hardware. Therefore, the software is not essential to the functionality of the hardware (and vice versa). Software licenses sold through annual contracts that include software maintenance and support are deferred and recognized ratably over the one-year period.

•	Revenues derived from SaaS offerings are generally recognized ratably as we provide software application-hosting and are recognized using the proportional performance method for services provided to customers under fixed-price contracts. Such contracts are entered into by certain customers with clinical trial products comprising the vast majority. These contracts consist of master agreements containing general terms and conditions and separately negotiated addendums (called task orders) which include services, software subscription and usage fees, and hosting fees. Customers generally have the ability to terminate contracts upon 30 days’ notice. However, these contracts typically require payment of fees earned from all services provided through the termination date. Additionally, customers are able to use a self-service platform to run their studies. This self-service platform allows the customer to set its studies live quickly with minimal intervention on the part of Merge. These contracts consist of a signed software usage agreement, which determines the pricing of each individual usage element, and an executed configurator quote, which establishes the parameters for the individual study. The configurator quote is simply an estimate of the usage that will be incurred throughout the life of the study as opposed to a contract with guaranteed amounts due Merge. The customer is charged and revenue is recognized based on the monthly usage on the platform. These contracts consist primarily of usage elements with minimal services.

•	If services are considered essential to the functionality of the software, revenue is recognized based on service hours expended through project completion and maintenance and support is recognized ratably over the applicable period.

•	EDI revenues are typically recognized monthly based on transactional volumes or a fixed fee.

If services are considered essential, we recognize revenue using either the proportional performance guidelines or percentage of completion accounting, as appropriate.  Revenue is determined by the input method based upon the amount of labor hours expended compared to the total labor hours expended plus the estimated amount of labor hours to complete the project.  Total estimated labor hours are based on management’s best estimate of the total amount of time it will take to complete a project.  These estimates require the use of judgment.  A significant change in one or more of these estimates could affect the profitability of one or more of our contracts.  We review our contract estimates periodically to assess the possible need for revisions in contract values and estimated labor hours, and reflect changes in estimates in the period that such estimates are revised under the cumulative catch-up method.  When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is possible that the estimates will change and could result in a material change of revenue recognized in the applicable period.  We record a loss for a contract at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues.  As of December 31, 2014, we have not experienced any material losses on uncompleted contracts.

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

Deferred revenue is comprised of deferrals for license fees, support and maintenance and other services.  Long-term deferred revenue as of December 31, 2014 represents license fees, support and maintenance and other services to be earned or provided beginning January 1, 2016.   Revenue recognized that has not yet been billed to a customer results in an asset as of the end of the period.  As of December 31, 2014 and 2013, there was $9,924 and $12,069, net of reserves, recorded within other current assets related to revenue recognized that has not yet been billed.

Index
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures.  ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our financial statements.

Index
In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force) to make pushdown accounting optional for an acquiree.  In addition, the staff of the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 115, which rescinds SAB Topic 5J (the SEC staff’s pre-existing guidance on pushdown accounting).  The standard provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  If the acquiree elects not to apply pushdown accounting at the time an acquirer obtains control of it, the acquiree can later elect to apply pushdown accounting retrospectively to the most recent event in which an acquirer obtained control of the acquiree.  Such an election will be treated as a change in accounting principle in accordance with Accounting Standards Codification (ASC) 250.  Once an entity elects to apply pushdown accounting, its decision is irrevocable.  The provisions of this new guidance are effective on November 18, 2014. The new guidance did not have an impact on our consolidated financial statements.

(2)	Accounts Receivable

Substantially all receivables are derived from sales and related services, support and maintenance of our products to healthcare IT providers, device manufacturers and pharmaceutical companies located throughout the U.S. and in certain foreign countries as indicated in Note 14.

Our accounts receivable balance is reported net of an allowance for doubtful accounts and for sales returns.  We provide for an allowance for estimated uncollectible accounts and sales returns based upon historical experience and management’s judgment.  As of December 31, 2014 and 2013, the allowances for estimated uncollectible accounts and sales returns were $4,990 and $11,938, respectively.

The following table shows the changes in our allowance for doubtful accounts and sales returns.

	Balance at Beginning of Period	Net Additions Charged to Revenue and Expenses	Deductions	Balance at End of Period
For year ended December 31,:
2014	$11,938	$200	$(7,148)	$4,990
2013	14,074	693	(2,829)	11,938
2012	4,080	10,523	(529)	14,074

During 2014, 2013 and 2012 we wrote off $6,683, $2,492 and $401 of accounts receivable and had $465, $337 and $128 of sales returns, respectively.

We recorded a charge to bad debt expense for $12,051 within general and administrative in our statement of operations during the year ended December 31, 2012, primarily due to uncollectible billings from customer contracts obtained through acquisitions in prior years.  The expense included a charge recorded in the fourth quarter of $7,855 related to a change in estimate to our allowance for bad debts and sales returns.  The effect of the change in estimate, which was recorded to general and administrative in our statement of operations, was to increase our net loss by $7,855 ($0.09 per share, net of income tax), for the year ended December 31, 2012.

Index
(3)	Goodwill and Other Intangible Assets

Goodwill

Goodwill is our primary intangible asset not subject to amortization.  The changes in carrying amounts during the years ended December 31, 2014 and 2013 were as follows:

	Total	Merge Healthcare	Merge DNA

Balance at December 31, 2012	$214,312	$194,115	$20,197
Increase due to foreign currency	62	-	62
Balance at December 31, 2013	214,374	194,115	20,259
2014 activity	-	-	-
Balance at December 31, 2014	$214,374	$194,115	$20,259

Other Intangible Assets

Our intangible assets subject to amortization are summarized as of December 31, 2014 and 2013 as follows:

		December 31, 2014		December 31, 2013

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased software	2.6	$32,497	$21,706	$32,587	$16,906
Capitalized software	4.8	5,852	2,058	1,910	1,685
Customer relationships	4.6	43,664	27,440	46,333	22,740
Backlog	0.0	8,100	8,100	9,680	9,448
Trade names	6.3	1,463	764	1,463	605
Non-competes	2.3	3,099	2,066	3,190	1,673
Total		$94,675	$62,134	$95,163	$53,057

Estimated aggregate amortization expense for our intangible assets, which become fully amortized in 2023, for the remaining periods is as follows:

For the year ending December 31:	2015	10,057
2016		8,645
2017		6,496
2018		4,268
2019		2,434
Thereafter		641
Total		$32,541

Index
Amortization expense, including impairments for our intangible assets, is set forth in the following table:
	Year Ended December 31,
	2014	2013	2012
Amortization included in cost of sales:
Purchased software	$5,211	$4,525	$5,501
Capitalized software	372	152	205
Backlog	232	1,110	2,211
Total	5,815	5,787	7,917

Amortization included in operating expenses:
Customer relationships	7,370	7,719	7,434
Trade names	159	159	732
Non-competes	484	461	461
Total	8,013	8,339	8,627
Total amortization	$13,828	$14,126	$16,544

During 2014, we recorded $300 of purchased software and $3,942 of capitalized software.  Upon completing the exit of an immaterial product line in 2014, we recorded a $727 charge to depreciation and amortization in operating expenses for the reduction in the useful life of related customer relationships and wrote off the fully amortized backlog and customer relationships of $1,580 and $2,520, respectively.   For the year ended December 31, 2014, we wrote off fully amortized purchased software, backlog, customer relationships and non-competes of $390, $1,580, $2,669 and $91, respectively.

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

Our financial instruments include cash and cash equivalents, accounts receivable, marketable and non‑marketable securities, accounts payable, debt payable, and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying value of  long-term debt recognized in the consolidated balance sheets as of December 31, 2014 and 2013, was approximately $225,426 and $236,432, respectively, while the fair value of long-term debt as of December 31, 2014 and 2013, was approximately $229,125 and $226,789, respectively, based on Level 2 inputs consisting of quoted market prices for the same issues or quoted market prices for similar issues in active markets.  See Note 6 for further discussion of our debt.

Non-Current Investments

At December 31, 2014, we held certain securities in private companies, which are classified within other assets in our consolidated balance sheets.  The investments in equity securities of private companies are classified as Level 3 investments and are reported at cost or on an equity basis.  Any loss due to impairment in value is recorded as a realized loss when such loss occurs.  We performed the evaluation of our Level 3 investments as of December 31, 2014 and 2013, and recorded a realized loss of $100 for the year ended December 31, 2013, based on our proportionate share of the losses from the Level 3 investment that we account for under the equity method of accounting.

During 2013, we sold an equity security investment for $1,785 that was classified as a Level 1 trading security within the other current assets line in our consolidated balance sheets.  We recorded a realized loss of $231 within the other, net line in our statement of operations for the year ended December 31, 2013.  This equity security investment was transferred from Level 2 to Level 1 during 2013 upon the lapse of a trading restriction on the investment security. We initially estimated the fair value of this investment to be $1,530.  At December 31, 2012, we re-estimated the fair value of this investment and recorded a gain of $486 within the other, net line in our statements of operations for the twelve months ended December 31, 2012.

During the third quarter of 2013, we wrote off an investment in a publicly traded company as the company filed bankruptcy and trading of the stock was halted.  Our investment in this publicly traded equity security, over which we did not exert significant influence, was classified as available-for-sale and reported at fair value on a recurring basis using Level 1 inputs.  Unrealized gains and losses were reported within the accumulated other comprehensive income component of shareholders’ equity.  We recorded an unrealized loss of $56 net of tax within other comprehensive income for the year ended December 31, 2013 and reclassified $454 from accumulated other comprehensive income to our statement of operations with a $414 realized loss included in the Other, net line in our statements of operations for the year ended December 31, 2013, and the balance of $40 included in tax expense.

Index
The following table sets forth the change in the fair value of our investments for the periods indicated:
	Level 1	Level 2	Level 3	Total

Balance at December 31, 2011	$106	$-	$313	$419
Unrealized gain (loss)	(50)	486	-	436
Acquired investments	-	1,530	240	1,770
Balance at December 31, 2012	56	2,016	553	2,625
Unrealized gain (loss)	19	(441)	-	(422)
Realized gain (loss)	135	-	(100)	35
Level inputs transfer	1,575	(1,575)	-	-
Sale of investment	(1,785)	-	-	(1,785)
Balance at December 31, 2013	-	-	453	453
2014 activity	-	-	-	-
Balance at December 31, 2014	$-	$-	$453	$453

Unrealized gains or losses on our available-for-sale (publicly traded) security, as well as foreign currency translation adjustments, are components of accumulated other comprehensive income as set forth in the following table:

	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Available-For-Sale Security, Net of Tax	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$1,961	$(348)	$1,613
Net current period other comprehensive income (loss)	4	(50)	(46)
Balance at December 31, 2012	1,965	(398)	1,567
Other comprehensive loss before reclassification	(103)	(56)	(159)
Amounts reclassified from accumulated other comprehensive income	-	454	454
Net current period other comprehensive income (loss)	(103)	398	295
Balance at December 31, 2013	1,862	-	1,862
Net current period other comprehensive loss	(96)	-	(96)
Balance at December 31, 2014	$1,766	$-	$1,766

(5)	Restructuring

Restructuring and other expenses include $0, $3,856 and $830 of restructuring costs in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Index
The following table shows a summary of the restructuring activity through December 31, 2014:
	Employee Termination Costs	Contract Exit Costs	Total
Balance at December 31, 2011	$970	$437	$1,407
Charges to expense	830	-	830
Payments	(1,094)	(434)	(1,528)
Non-cash adjustments	(487)	-	(487)
Balance at December 31, 2012	219	3	222
Charges to expense	1,943	1,913	3,856
Payments	(1,890)	(887)	(2,777)
Balance at December 31, 2013	272	1,029	1,301
Payments	(146)	(37)	(183)
Non-cash adjustments	(126)	(992)	(1,118)
Balance at December 31, 2014	$-	$-	$-

(6)	Debt and Operating Leases

Term Loan

On April 29, 2014, we completed a debt refinancing that resulted in a new six-year term loan (the Term Loan) of $235,000.  The Term Loan replaced an existing term loan (the Prior Term Loan) and revolving credit facility, each of which was terminated upon completion of the debt refinancing.Proceeds from the Term Loan were used to repay the aggregate principal outstanding under the Prior Term Loan in addition to funding related transaction costs.  The Prior Term Loan had a final outstanding balance of $230,133.

The Term Loan was established pursuant to a credit agreement (the Credit Agreement) which contains financial covenants consisting of total leverage and interest coverage ratios which are applicable beginning with the quarter ending March 31, 2015.  Borrowings under the Credit Agreement bear interest at a floating rate that can be, at our option, either (i) a LIBOR borrowing rate for a specified interest period plus an applicable margin or, (ii) an alternative base rate plus an applicable margin, subject to a LIBOR rate floor of 1%, or a base rate floor of 2%, as applicable.  The applicable margin for borrowings under the Credit Agreement is 6% per annum for LIBOR loans and 5% per annum for base rate loans.  If an event of default occurs under the Credit Agreement, the applicable interest rate will increase by 2% per annum during the continuance of such event of default.  Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period and optional rate, borrowings under the Credit Agreement bore interest at a rate of 7.00% per annum through December 31, 2014.  As of December 31, 2014, borrowings had a weighted average interest rate of 7.00%. Interest is currently payable on the last business day of each month and is dependent upon the type of loan outstanding under the Credit Agreement.

During 2014, we were required to make quarterly principal payments of $2,938. We made two such quarterly principal payments totaling $5.9 million in 2014. The Credit Agreement includes a required annual repayment of principal at no premium in the first quarter of each year based upon a defined calculation of excess cash flows generated by us. We obtained a waiver from our lenders and reclassified the amount of the mandatory prepayment for excess cash flows from a current liability to long-term debt at December 31, 2014, based on our intent and ability to obtain the waiver from our lenders subsequent to December 31, 2014. See note 16 for further discussion. As of December 31, 2014, the future maturities of principal under the Term Loan will be $229,125 as follows: for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, $11,750, with $170,375 due in 2020.

Debt Modification and Extinguishment, Issuance Costs and Discount

We accounted for the April 29, 2014 debt refinancing in accordance with ASC 470-50-40.  Accordingly, a portion of our Prior Term Loan was deemed modified and a portion was deemed extinguished. In the year ended December 31, 2014, for the portion deemed extinguished, we recorded a loss on debt extinguishment charge of $4,821 in our consolidated statement of operations. This loss included the write off of unamortized issuance costs of $3,080, unamortized debt discount of $1,679 and $62 of third-party costs.  For the portion of the Prior Term Loan deemed modified, unamortized debt issuance costs of $678 and unamortized debt discount of $410 were deferred to be amortized over the life of the Term Loan.  In addition, $202 of third-party costs were deferred as additional issuance costs of the Term Loan. Creditor fees of $2,575 and deferred unamortized debt discount of $410 were treated as additional debt discount, and along with the Term Loan original issue discount of $1,175, included in the consolidated balance sheet as a reduction of long-term debt.  The debt discount is being amortized over the life of the Term Loan using the effective interest method. As of December 31, 2014, the long term debt balance on our consolidated balance sheet includes $3,699 of unamortized debt discount and the balance of unamortized issuance costs included in other assets is $783.

Index
Interest Expense and Other

For the years ended December 31, 2014, 2013 and 2012, we recorded $17,096, $21,551 and $32,334, respectively, of interest expense related to the Term Loan, Prior Term Loan and Notes, including $465, $1,162 and $2,049, respectively, of amortization of debt issuance costs and $664, $487 and $675, respectively, of amortization of debt discount.

 In 2014, 2013 and 2012, we made interest payments of $15,852, $24,759 and $29,610, respectively, related to the Term Loan, Prior Term Loan and Notes. Our borrowings under the Term Loan had an effective interest rate of 7.50% at December 31, 2014.

Variable Interest Rate Risk

To partially offset variable interest rate risks, we maintain an interest rate cap at 3.00% (versus the 1.00% LIBOR floor) with a notional amount equal to $122,588 as of December 31, 2014.  The notional amount of the interest rate cap decreases over time to $121,950 as of September 29, 2015, and thereafter is equal to $62,316 until termination on October 23, 2015.

Prior Term Loan and Revolving Credit Facility

On April 23, 2013, we entered into a senior secured credit facility consisting of a six-year term loan (the Prior Term Loan) of $255,000 issued at 99% of the Prior Term Loan amount and a five-year revolving credit facility (the Revolving Credit Facility) of up to $20,000.  The Prior Term Loan which had an intrest rate of 6% replaced our $252,000 Senior Secured Notes that bore interest at 11.75% (the Notes).  The Prior Term Loan and Revolving Credit Facility were both terminated on April 29, 2014.  During 2014, we made required principal payments of $592 against the Prior Term Loan as well as additional voluntary payments of $8,000.

During 2013, we capitalized $4,588 of debt issuance costs in other assets in our consolidated balance sheet.  These issuance costs and the original issue discount of $2,550 were being amortized over the life of the Prior Term Loan using the effective interest method.  The balances of unamortized debt issuance costs and debt discount at December 31, 2013 were $4,127 and $2,294, respectively.

For the year ended December 31, 2013, we made required principal payments of $1,275 against the Prior Term Loan as well as additional voluntary payments of $15,000.

$252,000 Senior Secured Notes

The Notes were replaced by our Prior Term Loan and Revolving Credit Facility in April 2013 as noted above.  For the year ended December 31, 2013, we recorded a charge of $23,822 for the early debt extinguishment of these notes in our consolidated statement of operations. This charge consisted of $5,235 for unamortized debt issuance costs, $1,724 for unamortized net debt discount and $16,863 for early retirement costs associated with the extinguishment of the Notes.

Operating Leases

We have non-cancelable operating leases at various locations.  Our five largest operating leases are all facility leases as set forth in the following table:

Location	Square Footage	Annual Lease Payments	End of Term
Chicago, Illinois	22,633	$378	December 2015
Daytona Beach, Florida	36,000	177	December 2015
Hartland, Wisconsin	81,000	730	November 2025
Mississauga, Ontario	24,000	572	February 2020
Morrisville, North Carolina	14,746	278	September 2016

Index
Total rent expense for all operating leases in 2014, 2013 and 2012 was $2,263, $3,184, and $3,351, respectively.  Future minimum lease payments under all non-cancelable operating leases as of December 31, 2014, are:
2015	$2,152
2016	1,514
2017	1,302
2018	1,302
2019	1,302
Thereafter	4,416
Total minimum lease payments	$11,988

Income received under non-cancelable sub-leases in 2014, 2013 and 2012 was $0, $76 and $227, respectively.

(7)	Shareholders’ Equity

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

In 2012, we issued 1,356,917 shares of our common stock valued at $5,202 as consideration for insignificant acquisitions. The value of the shares issued was based on the closing price of our common stock on the earlier of the date shares were issued or subscribed, discounted based upon a holdback provision and trading restrictions over one year.  The agreement also contained a provision for a settlement at a future date calculated by the change in the volume weighted average price of our stock. This was accounted for as a liability based on the use of the Monte Carlo Simulation Method.   Through settlement, we incurred a $1,383 charge to Acquisition-related expenses for the change in fair value of this Level 2 instrument.  These shares were issued pursuant to an exception from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.  We also issued 505,038 shares of restricted stock which immediately vested to current employees as settlement of contingent consideration arising for an insignificant acquisition. The restricted shares were valued at $1,827 based on the closing price of our common stock on the date of issuance.

(8)	Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards recognized in 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Share-based compensation expense included in the statement of operations:
Software and other cost of sales	$57	$20	$-
Professional services cost of sales	116	91	90
Maintenance and EDI cost of sales	101	44	40
Sales and marketing	1,487	1,243	1,805
Product research and development	776	498	451
General and administrative	2,632	2,749	3,400
Restructuring and other expenses	-	194	-
Share-based compensation expense, net of tax	$5,169	$4,839	$5,786

The expense in restructuring and other expenses of $194 during 2013 relates to the acceleration of certain stock options held by a former executive officer.

Index
Share-Based Compensation Plans

We maintain three share-based employee compensation plans, which includes our 2005 Equity Incentive Plan (EIP), our employee stock purchase plan (ESPP), and our 1998 stock plan for directors.

Our 2005 Equity Incentive Plan (EIP) provides for awards of common stock, non-statutory stock options, incentive stock options, stock unit and performance unit grants and stock appreciation rights to eligible participants. On June 18, 2013, an amendment was approved by our shareholders to increase the number of shares of common stock authorized for issuance under the 2005 EIP by 2,000,000 to a total of 18,500,000 shares.  Under the terms of the 2005 EIP, incentive stock option grants are limited to 5.0 million shares.  Also, under the EIP, new stock option grants have an exercise price equal to the fair market value of our common stock at the date of grant with limited exceptions.  The majority of the options issued under the 2005 EIP vest over a three or four-year period.  As of December 31, 2014, non-statutory stock options to purchase 5,992,868 shares of our common stock were outstanding under this plan.

We no longer grant options to purchase common stock under  our 1998 Director Stock Option Plan.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards on the date of grant utilizing the assumptions noted in the following table.  We expense the cost of stock option awards on a straight-line basis over the vesting period.  Expected volatilities are based on the historical volatility of our stock and other factorsincluding the historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these same homogeneous groups, and the volatility of our stock price.  ASC Topic No. 718, Compensation-Stock Compensation, requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We use historical data to estimate option exercises and employee terminations within the valuation model.  The expected term of options represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods during the contractual life of the option is based on the U.S. Treasury rates in effect at the grant date.

	Years Ended December 31,
	2014	2013	2012
Dividend yield	0%	0%	0%
Expected volatility	65%	65%	65%
Risk–free interest rate	0.7% - 1.1%	0.3% - 1.0%	0.3% - 0.8%
Expected term (in years)	5.0	3.0	3.0
Weighted–average grant date fair value	$2.33	$1.99	$3.51

Index
At December 31, 2014, there was $3,089 of unrecognized compensation cost related to stock option share-based payments.  We expect this compensation cost to be recognized over a weighted-average period of 1.6 years.

Stock option activity for the years ended December 31, 2013 and 2014, is as follows:
	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Options outstanding, December 31, 2012	12,172,452	$3.63	4.1	$3,767
Options granted	1,120,000	3.19
Options exercised	(902,500)	1.37		$1,238
Options forfeited and expired	(3,471,662)	4.37
Options outstanding, December 31, 2013	8,918,290	$3.51	2.5	$2,391
Options granted	565,000	2.41
Options exercised	(1,191,250)	0.85		$1,594
Options forfeited and expired	(2,299,172)	3.96
Options outstanding, December 31, 2014	5,992,868	$3.76	3.0	$4,145

Options exercisable, December 31, 2012	5,545,382	$2.50	3.4	$3,765
Options exercisable, December 31, 2013	6,185,165	$3.06	1.8	$2,391
Options exercisable, December 31, 2014	4,003,493	$3.61	2.5	$3,098

We received cash proceeds of $1,018 from the exercise of stock options in 2014 and $1,236 in 2013.

The following table summarizes information about stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
Range of exercise prices	Number of shares	Weighted– average remaining contractual life in years	Weighted– average exercise price	Number of shares	Weighted– average exercise price
$0.00 - $2.49	1,115,000	4.3	$1.76	775,000	$1.49
$2.49 - $4.98	3,111,902	2.5	2.99	2,204,402	3.03
$4.98 - $7.46	1,734,272	3.0	6.19	992,397	6.13
$7.46 - $9.95	-	-	-	-	-
$9.95 - $12.44	1,694	2.3	10.81	1,694	10.81
$12.44 - $14.93	-	-	-	-	-
$14.93 - $17.42	-	-	-	-	-
$17.42 - $19.90	30,000	0.4	17.50	30,000	17.50
	5,992,868	3.0	$3.76	4,003,493	$3.61

Restricted Stock Awards

In 2014 and 2013, we granted restricted stock awards to non-employee directors and employees under the 2005 EIP. A restricted stock award is an award of shares of our common stock that is subject to time-based vesting during a specified period, which is generally three years. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the vesting of the awards. Participants have full voting and dividend rights with respect to shares of restricted stock.

We expense the cost of the restricted stock awards, which is determined to be the fair market value of the restricted stock awards at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair market value of the restricted stock award is determined based on the closing price of our common stock on the grant date.

Index
The following table presents a summary of the activity for our restricted stock awards:

	Number of Shares	Weighted-Average Grant-date Fair Value	Weighted-Average Remaining Vesting Term (In Years)
Restricted stock outstanding, December 31, 2012	-	$-	-
Restricted stock granted	2,100,000	2.47	-
Restricted stock vested	-	-	-
Restricted stock forfeited	-	-	-
Restricted stock outstanding, December 31, 2013	2,100,000	$2.47	2.9
Restricted stock granted	652,195	2.41	-
Restricted stock vested	(809,447)	2.47	-
Restricted stock forfeited	-	-	-
Restricted stock outstanding, December 31, 2014	1,942,748	$2.45	1.7

During 2013, we granted 2,100,000 shares of restricted stock at a weighted-average grant date fair value of $2.47 per share that vest over a three year term.  During 2014, we granted 400,000 shares of restricted stock at a weighted-average grant date fair value of $2.49 per share, 100,000 of which vested upon issuance and 300,000 of which vest over a three year term.  During 2014, we also granted 252,195 shares of restricted stock at a weighted-average grant date fair value of $2.28 per share, all of which vest over one year.

At December 31, 2014, there was $3,705 of unrecognized compensation cost related to restricted stock. We expect this compensation cost to be recognized over a weighted-average period of 1.8 years.

Other information pertaining to vested restricted stock activity was as follows:

	Years Ended December 31,
	2014	2013	2012
Total fair value of restricted stock awards vested	$2,882	$-	$1,591

Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis.  Eligible employees receive a 5% discount from the market price at the end of each calendar quarter for purchases made.  There is no stock-based compensation expense associated with our ESPP.During the second quarter of 2014, our shareholders approved a 500,000 share increase in the number of shares available for purchase under the plan.

Employees contributed $199, $253, and $353, during the years ended December 31, 2014, 2013, and 2012, respectively, to purchase shares of our common stock under the employee stock purchase plan.

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

Index
On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014 related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed.  A hearing was held on March 26, 2014 before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the class action cases and to appoint ATRS as lead plaintiff.  ATRS filed an amended complaint on May 28, 2014.  We have filed a motion to dismiss the purported class action lawsuit, and we expect a decision on the motion to be rendered in the first quarter of 2015.  On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the securities fraud class action complaints.  Subsequently, two other derivative complaints were filed in the United States District Court of the Northern District of Illinois.  On June 6, 2014, the judge assigned to the class action case granted our motion to reassign the two Federal derivative actions to her on the basis of relatedness and stayed the Federal derivative cases until she rules on our motion to dismiss the class action case.  The plaintiffs in the class action and derivative cases have not claimed a specific amount of damages.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints.  While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

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

Merrick Ventures, LLC (Merrick Ventures) and Merrick Venture Management Holdings, LLC (Merrick Holdings), beneficially own, as of December 31, 2014, approximately 26.9% of our outstanding common stock.  Michael W. Ferro, Jr., the Chairman of the Board of Merge Healthcare, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings.  Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures.  Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.

Beginning in 2009 we were a party to a consulting agreement with Merrick RIS, LLC, an affiliate of Merrick Holdings and Merrick Ventures, under which Merrick provided services including financial analysis and strategic planning.   In 2012 we entered into a second amendment to extend the term of the consulting agreement with Merrick RIS, LLC, through December 31, 2013, and modified the fee structure to include a quarterly retainer in the amount of $150 in addition to a per transaction fee of $250 for acquisitions by Merge Healthcare.  The consulting agreement expired on December 31, 2013.  We paid $627 and $1,069 to Merrick for such services and recognized $600 and $850 in acquisition related expenses and $27 and $126 in general and administrative expenses in 2013 and 2012, respectively.  As of December 31, 2013, we had no remaining obligations under this agreement.

Merrick Ventures owned 33% of the outstanding equity interest of an entity called higi llc (higi).  Mr. Ferro was higi’s Founder.  In December 2011, we entered into a master services agreement with higi, pursuant to which we agreed to provide higi with certain professional services, including software engineering design, application and web portal development.  Revenue of $14 and $155 was recognized under this agreement in 2013 and 2012, respectively.  In addition, the agreement granted higi certain branding rights related to our health station business and required higi to pay to us a fixed annual fee of one hundred dollars per station for each station that was branded with higi’s trademark and that included higi’s user interface.  The agreement terminated in accordance with its terms on December 31, 2013.  On March 28, 2012, we entered into an agreement to sell higi health stations and related equipment for $2,750.  Revenue of $2,750 was recognized related to this agreement in 2012.

Index
From September 8, 2010 through expiration on December 9, 2013, we were a party to an assignment agreement with Merrick Ventures under which Merrick Ventures assigned to us its sublease with Aon Corporation for approximately 11,934 square feet located on the 20th floor of 200 East Randolph Street, in Chicago Illinois.  The base rental rate was approximately $20 per month from January 1, 2012 to December 9, 2013, when the sublease expired. The rent was paid to the sub–landlord monthly and was the same rate as Merrick Ventures paid under the sublease.

From February 24, 2012 through expiration on December 13, 2013, we were a party to an agreement with Merrick Ventures under which Merge agreed to sublease from Merrick approximately 4,700 square feet located at 200 E. Randolph Street, 22nd floor, Chicago, IL at an annual rental of $80.  The rent was paid to Merrick monthly and was the same rate as Merrick paid under its lease.  Merge paid approximately $74 (which represents the book value) for all fixtures, leasehold improvements and furniture located in the space.  We vacated the space we subleased from Merrick Ventures in September 2013.

(11)	Income Taxes

Components of loss before income taxes in 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
	2014	2013	2012
United States	$(3,019)	$(39,888)	$(32,231)
Foreign	4,908	3,794	7,502
	$1,889	$(36,094)	$(24,729)

The provision for income taxes consists of the following in 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$-	$-	$-
State	184	588	482
Foreign	-	-	28
Total current	184	588	510
Deferred:
Federal	519	1,054	925
State	(445)	(89)	279
Foreign	2,039	1,336	2,377
Total deferred	2,113	2,301	3,581
Total provision	$2,297	$2,889	$4,091

Actual income taxes varied from the expected income taxes (computed by applying the statutory income tax rate of 35% for the years ended December 31, 2014, 2013 and 2012 to income before income taxes) as a result of the following:

	Years Ended December 31,
	2014	2013	2012

Expected tax expense (benefit)	$661	$(12,633)	$(8,655)
Total increase (decrease) in income taxes resulting from:
Change in valuation allowance allocated to income tax expense	1,584	16,223	13,987
Acquisition costs	-	(293)	309
State and local income taxes, net of federal income tax benefit	1,118	(8)	(672)
Foreign income tax rate differential	(638)	(426)	(723)
Change in unrecognized tax benefits	(76)	359	167
Other	(352)	(333)	(322)
Actual income tax expense	$2,297	$2,889	$4,091

Index
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented as follows:

	December 31,
	2014	2013
Deferred tax assets:
Accrued compensation	$802	$1,354
Bad Debt	419	2,977
Depreciation	1,978	1,780
Research and experimentation credit carryforwards	3,725	6,951
Other credit carryforwards	1,370	1,566
Domestic loss carryforwards	93,414	125,143
Foreign loss carryforwards	5,998	7,240
Nonqualified stock options	7,551	6,667
Other	4,413	4,249
Total gross deferred tax assets	119,670	157,927
Less: asset valuation allowance	(104,356)	(136,364)
Net deferred tax asset	15,314	21,563
Deferred tax liabilities:
Software development costs and intangible assets	(6,573)	(5,656)
Intangibles—customer contracts & tradenames	(3,388)	(5,977)
Other	(2,851)	(5,101)
Total gross deferred liabilities	(12,812)	(16,734)
Net deferred tax asset	$2,502	$4,829
Included on balance sheet:
Current assets: deferred income taxes	$1,131	$1,915
Non–current asset: deferred income taxes	5,396	6,979
Current liabilities: deferred income taxes	-	-
Non–current liabilities: deferred income taxes	(4,025)	(4,065)
Net deferred income taxes	$2,502	$4,829

 At December 31, 2014, we had U.S. federal net operating loss, research credit, alternative minimum tax credit, and foreign tax credit carryforwards of $254,410, $2,072, $972 and $106 respectively, state net operating loss carryforwards of $65,512, foreign federal and provincial net operating loss carryforwards of $65,512 foreign and provincial capital loss carryforwards of $5,981 and $5,981, respectively, and foreign federal and provincial research credit carryforwards of $1,976 and $292, respectively.  The U.S. federal net operating loss, research credit and foreign tax credit carryforwards expire in varying amounts beginning in 2015 and continuing through 2034, 2030 and 2018, respectively.  The state net operating loss carryforwards expire in varying amounts beginning in 2014 and continuing through 2034, and the credit carryforwards expire in varying amounts beginning 2020 and continuing through 2023.  The foreign tax credits expire in varying amounts beginning in 2018, and continuing through 2024.  The foreign federal and provincial net operating loss carryforwards expire in varying amounts beginning in 2014, and continuing through 2030. Foreign and provincial capital losses may be carried forward indefinitely.

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

Management’s analysis for 2014 resulted in a valuation allowance of 104,356 at December 31, 2014.  Based on both quantitative and qualitative factors, we record a valuation allowance for all jurisdictions except Canada, which is profitable and separate company state jurisdictions for the Merge Healthcare Solutions legal entity, which are profitable as well.  Valuation allowances were released during 2014 related to net deferred tax assets at separate company state jurisdictions for the Merge Healthcare Solutions legal entity.  The release of this valuation allowance is a result of a separate legal entity’s consistent cumulative income position and ability to satisfy the internal policy to rely on forecasted earnings.  The net income impact of the tax valuation allowance release was a tax benefit of approximately $562. A valuation allowance was retained on the portion of the separate legal entity’s state net operating losses that are estimated to not be utilized based on income forecasts and Section 382 limitations. The state NOLs expire in various tax years through 2034.

Index
 We considered the effect of U.S. Internal Revenue Code (Code) Section 382 on our ability to utilize existing U.S. net operating loss and tax credit carryforwards.  Section 382 imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change as defined under the Code.  Almost all of our U.S. and state net operating loss, capital loss and credit carryforwards are subject to future limitation.  The future limitation is in addition to any past limitations applicable to the net operating loss and credit carryforwards of previously acquired businesses.  While application of Section 382 is complex, we currently project deferred tax assets of $33,072 related to U.S. net operating loss and research tax credit carryforwards may be unrealizable due to Section 382 limitations. Certain recognition periods related to the application of Section 382 have lapsed in the current year related to significant historical acquisitions. We reevaluated the recognition of the associated deferred tax assets in the current year, and have reduced the deferred tax assets and the corresponding valuation allowance by the amount projected to be unrealized.

The net decrease in the valuation allowance in 2014 was $32,008 and the net increase in 2013 and 2012 was $15,247 and $15,375, respectively.  The 2014 decrease was primarily attributable to the reduction of deferred tax assets related to unrealizable tax attribute carry forwords based on Section 382 limitations.

There exist potential tax benefits for us associated with stock-based compensation.  At December 31, 2014, 2013 and 2012, we had $2,364, $1,892 and $1,638, respectively, of excess tax benefits related to vesting of restricted stock awards, nonqualified stock option exercises and disqualifying dispositions of employee incentive stock options.  The income tax benefit related to excess tax benefits of stock-based compensation will be credited to paid-in-capital, when recognized, by reducing taxes payable.

The total amount of unrecognized tax benefits as of December 31, 2014, 2013, and 2012 was $2,256, $2,232 and $2,109,  respectively.  We recognize interest and penalties in the provision for income taxes.  Total accrued interest and penalties as of December 31, 2014 were $274 and $167, respectively.  Total accrued interest and penalties as of December 31, 2013 were $299 and $199, respectively.  Total accrued interest and penalties as of December 31, 2012 were $162 and $102, respectively.  Total interest included in tax expense in 2014, 2013, and 2012 were $(25), $138 and $19, respectively.  Total penalties included in tax expense in 2014, 2013, and 2012 were $(33), $98 and $48, respectively.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits in 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Balance at January 1	$2,232	$2,109	$1,862
Gross increases - tax positions in current year	-	-	55
Gross increases - tax positions in prior year	24	123	192
Gross decreases - tax positions in prior year	-	-	-
Decreases due to statute expirations	-	-	-
Balance at December 31	$2,256	$2,232	$2,109

The total amount of unrecognized tax benefits at December 31, 2014, December 31, 2013 and December 31, 2012 that, if recognized, would affect the effective tax rate is $1,977, $2,029 and $1,948, respectively. We do not expect a significant change in unrecognized tax benefits within the next twelve months.

We file income tax returns in the U.S., various states and foreign jurisdictions. We are currently under examination in the U.S. federal taxing jurisdiction for 2012. U.S. federal tax jurisdiction years ending after 2010 remain subject to examination.  Years prior to 2011 remain subject to examination to the extent net operating loss and tax credit carryforwards have been utilized after 2009, or remain subject to carryforward. Our Canadian tax returns have been examined through 2009.

We indefinitely reinvest any undistributed profits of our non-U.S. subsidiaries. Through year-end our non-U.S. subsidiaries have cumulative deficits.

(12)	Net Loss Per Share Attributable to Common Shareholders of Merge

Basic and diluted net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period.  The computation of net income or loss available to common shareholders is presented in our consolidated statements of operations.  Diluted net income per share includes the dilution that could occur based on the potential exercise of stock options, except for stock options with an exercise price of more than the average market price of our common stock during the period, as such exercise would be anti-dilutive, and assuming the potential lapse of restrictions on outstanding restricted stock awards.

In 2014, 2013, and 2012, options to purchase 5,217,868, 5,023,602 and 4,579,300 shares of our common stock, respectively, had exercise prices greater than the average market price of our common stock, and, therefore, would not be included in the calculations of diluted net income per share.   Restricted stock at December 31, 2014 and 2013, totaling 1,942,748 and 2,100,000 shares, respectively, was not included in the calculation of basic net income or loss per share as the shares were not vested as of those dates.

Index
As a result of the losses in 2014, 2013 and 2012, incremental shares from the assumed conversion of employee stock options totaling 775,000, 3,894,688, and 7,593,152 shares, respectively, and the potential lapse of restrictions on outstanding restricted stock awards have been excluded from the calculation of diluted loss per share as their inclusion would have been anti-dilutive.

Potentially dilutive common stock equivalent securities, including securities that may be considered in the calculation of diluted net income per share outstanding as of December 31, 2014, 2013 and 2012, were 7,935,616, 11,018,290, and 12,172,452, respectively.

(13)	Employee Benefit Plan

We maintain defined contribution retirement plans (a 401(k) profit sharing plan for the U.S. employees and Registered Retirement Saving Plan (RRSP) for the Canadian employees), covering employees who meet the minimum service requirements and have elected to participate.  We made matching contributions (under the 401(k) profit sharing plan for the U.S. employees and Deferred Profit Sharing Plan (DPSP) for the Canadian employees) equal to a maximum of 3.0% of base salary in 2014, 2013 and 2012.  Our matching contributions totaled $1,195, $1,256, and $1,225, in 2014, 2013, and 2012, respectively.

(14)	Segment Information and Concentrations of Risk

We operate under two reportable segments, Merge Healthcare and Merge DNA.  Our Merge Healthcare operating group, which represents about 85% of our total revenue in 2014, markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  Our Merge DNA (Data and Analytics) operating group represents the remaining revenue and focuses on data capture software for clinical trials and other solutions.

We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

The following tables present operating group financial information for the periods indicated.

Index
	Year ended December 31, 2014
	Healthcare	DNA	Total
Net sales:
Software and other	$51,801	$19,283	$71,084
Professional Services	27,162	10,871	38,033
Maintenance and EDI	102,004	1,183	103,187
Total net sales	180,967	31,337	212,304
Expenses	151,809	27,719	179,528
Segment income	$29,158	$3,618	32,776

Net corporate/other expenses (1)			30,887
Income before income taxes			$1,889

	Year ended December 31, 2013
	Healthcare	DNA	Total
Net sales:
Software and other	$57,371	$21,204	$78,575
Professional Services	28,290	15,540	43,830
Maintenance and EDI	107,220	2,042	109,262
Total net sales	192,881	38,786	231,667
Expenses	171,838	35,094	206,932
Segment income	$21,043	$3,692	24,735

Net corporate/other expenses (1)			60,829
Loss before income taxes			$(36,094)

	Year ended December 31, 2012
	Healthcare	DNA	Total
Net sales:
Software and other	$78,941	$15,525	$94,466
Professional Services	27,552	13,426	40,978
Maintenance and EDI	110,894	2,566	113,460
Total net sales	217,387	31,517	248,904
Expenses	192,408	33,315	225,723
Segment income (loss)	$24,979	$(1,798)	23,181

Net corporate/other expenses (1)			47,910
Loss before income taxes			$(24,729)

(1)	Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

Index
	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2014	$12,910	$4,688	$8	$17,606

Assets as of December 31, 2014	$335,883	$36,090	$2,364	$374,337

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2013	$13,522	$3,949	$49	$17,520
Restructuring and Other One Time Charges

Year ended December 31, 2013	$2,886	$405	$565	$3,856

Assets as of December 31, 2013	$333,459	$42,894	$5,728	$382,081

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Year ended December 31, 2012	$16,049	$4,187	$59	$20,295
Restructuring and Other One Time Charges

Year ended December 31, 2012	$333	$497	$-	$830

Assets as of December 31, 2012	$412,841	$33,207	$(9,195)	$436,853

Foreign sales account for approximately 7%, 7%, and 6% of our net sales in 2014, 2013, and 2012, respectively, and sales in foreign currency represented approximately 2%, 2%, and 3%, respectively, of our net sales in 2014, 2013 and 2012.

The following tables present certain geographic information, based on location of customer:

	Net Sales for the Years Ended December 31,
	2014	2013	2012
United States of America	$198,387	$216,560	$232,848
Europe	7,644	7,566	8,687
Japan	2,250	2,061	2,190
Korea	577	1,105	1,018
Canada	1,628	1,718	1,707
Other	1,818	2,657	2,454
Total Net Sales	$212,304	$231,667	$248,904

	Long Lived Assets
	2014	2013	2012
United States of America	$3,599	$4,184	$4,316
Canada	424	487	569
Europe	56	68	79
Other	-	-	-
Total	$4,079	$4,739	$4,964

Index
(15)	Quarterly Results (unaudited)

	2014 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$50,903	$53,814	$53,982	$53,605
Gross margin	29,897	30,204	30,710	30,749
Income (loss) before income taxes	306	(3,276)	2,624	2,235
Net income (loss)	325	(3,951)	1,738	1,480
Net income (loss) available to common shareholders	323	(3,973)	1,728	1,475
Basic income (loss) per share	$-	$(0.04)	$0.02	$0.02
Diluted income (loss) per share	$-	$(0.04)	$0.02	$0.02

	2013 Quarterly Results
	March 31	June 30	September 30	December 31
Net sales	$63,634	$57,193	$57,245	$53,595
Gross margin	35,443	31,981	30,616	30,731
Loss before income taxes	(3,478)	(27,408)	(4,579)	(629)
Net loss	(6,493)	(28,120)	(4,101)	(269)
Net loss available to common shareholders	(6,475)	(28,107)	(4,105)	(293)
Basic and diluted loss per share	$(0.07)	$(0.30)	$(0.04)	$(0.00)

During the second quarter of 2014, we recorded a charge of $4,821 for loss on debt extinguishment in our consolidated statement of operations. Upon completing the exit of an immaterial product line in the third quarter of 2014, we recorded a $727 charge in operating expenses for the reduction in the useful life of an intangible asset.

We recognized a non-cash gain of $2,500 within general and administrative expense in our statement of operations with respect to the settlement of a lawsuit during the first quarter of 2013.

During the second quarter of 2013, we recorded a charge of $23,822 for the early extinguishment of the Notes in our consolidated statement of operations. This charge consisted of $5,235 for unamortized debt issuance costs, $1,724 for unamortized net debt discount and $16,863 for early retirement costs.

(16)	Subsequent Events

On February 25, 2015, we completed the acquisition of approximately 91% of the common stock of DR Systems, Inc. (“DRS”), a leader in healthcare imaging and information technology, pursuant to a Securities Purchase Agreement dated February 25, 2015, for a purchase price of $68,298, net of cash acquired.  We intend to complete the acquisition of the remaining shares of DRS common stock by the end of the second quarter.  The disclosures required by ASC 805 relative to this acquisition have not been included since all of the necessary information is not currently available.

To finance the transaction, we used $50,000 of cash received from the private placement of 50,000 newly-issued shares of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Preferred Stock”) to certain investment funds associated with Guggenheim Partners, LLC and cash on hand.  Each share of Preferred Stock is initially convertible into 241.55 shares of our common stock, par value $0.01 per share. The Preferred Stock will accrue dividends at a rate of 8.5% per annum, payable in cash on a quarterly basis for each outstanding share of Preferred Stock, subject to us having profits, surplus or other funds legally available, however dividends shall accrue whether or not they have been declared and shall be cumulative.  In addition to customary liquidation, redemption and conversion provisions, the Preferred Stock provides that at any time prior to August 25, 2015, any holder of Preferred Stock may request redemption of all or any portion of the Preferred Stock held by such holder.

In connection with private placement of the Preferred Stock and the acquisition of DRS, we received a waiver and amended our existing credit agreement.  Under the terms of the amendment, the lenders agreed to waive the requirements to make certain mandatory prepayments of the term loans provided with the net cash proceeds of the Preferred Stock issuance or the excess cash flow principal payment for the period beginning July 1, 2014 and ended on December 31, 2014.

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

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on their evaluation as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a−15(e) and 15d−15(e) under the Exchange Act) were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013).  Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.  The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which is included below.

(c)  Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Merge Healthcare Incorporated
Chicago, Illinois

We have audited Merge Healthcare Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Merge Healthcare Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Merge Healthcare Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Merge Healthcare Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Milwaukee, Wisconsin
February 27, 2015

(d)  Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2014.

Item 9B.	OTHER INFORMATION

None.

Index
PART III

As permitted by SEC rules, we have omitted certain information required by Part III from this Report on Form 10-K, because we intend to file (pursuant to Section 240.14a-101) our definitive proxy statement for our 2015 annual shareholder meeting (Proxy Statement) not later than April 30, 2015, and are, therefore, incorporating by reference in this Annual Report on Form 10-K such information from the Proxy Statement.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will be included under the captions “Election of Directors — Director Biographies and Qualifications” and “Corporate Governance — Executive Officers” in our Proxy Statement for our 2015 annual meeting of shareholders.  Information concerning the compliance of our officers, directors and 10% shareholders with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”  The information regarding Audit Committee members and “Audit Committee Financial Experts” is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Corporate Governance — Committee Membership.”  The information regarding any changes to the procedures by which security holders may recommend nominees to the registrant's board of directors is incorporated by reference to the information to be contained in the Proxy Statement under the caption “Election of Directors — Director Nominations.”  The information regarding our Code of Business Ethics is incorporated by reference to the information to be contained in the Proxy Statement under the heading “Corporate Governance — Merge Healthcare’s Code of Ethics.”

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)  The following documents are filed as part of this annual report:

Financial Statements filed as part of this report pursuant to Part II, Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets of Merge Healthcare Incorporated and Subsidiaries at December 31, 2014 and 2013;

•	Consolidated Statements of Operations of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Comprehensive Loss of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Shareholders’ Equity of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2014, 2013 and 2012;

•	Consolidated Statements of Cash Flows of Merge Healthcare Incorporated and Subsidiaries for each of the three years ended December 31, 2014, 2013 and 2012;

•	Notes to Consolidated Financial Statements of Merge Healthcare Incorporated and Subsidiaries;

(b)  See Exhibit Index that follows.

Index
Exhibit Index

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

3.1	Certificate of Incorporation of the Registrant as filed on October 14, 2008	Exhibit 3.1 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

3.2	Amendment to the Certificate of Incorporation of the Registrant as filed on September 27, 2010	Exhibit 3.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated September 30, 2010 (File No. 001-33006), as filed on September 30, 2010

3.3	Bylaws of Registrant	Exhibit 3.3 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

10.1	Registration Rights Agreement, dated June 4, 2008, by and between the Registrant and Merrick RIS, LLC	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 6, 2008 (File No. 001-33006), as filed on June 6, 2008

10.2	Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 22, 2008 (File No. 001-33006), as filed on May 22, 2008

10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008*	Exhibit 10.19 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 *	Exhibit 10.20 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

Index
10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008*	Exhibit 10.21 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.6	Employment Letter Agreement between the Registrant and Antonia A. Wells entered into as of June 4, 2008*	Exhibit 10.22 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.7	Employment Letter Agreement between the Registrant and Steven Tolle entered into as of November 1, 2012*	Exhibit 10.1 to the Quarterly Report on Form 10-Q of Merge Healthcare Incorporated for the three months ended March 31, 2014 (File No. 001-33006), as filed on April 30, 2014

10.8	First Amendment, dated July 1, 2008, to that certain Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 7, 2008 (File No. 001-33006), as filed on July 7, 2008

10.9	1998 Stock Option Plan for Directors*	Exhibit 10.8 to the Annual Report on Form 10-KSB of Merge Healthcare Incorporated for the fiscal year ended December 31, 1997 (File No. 001-33006), as filed on May 5, 1998

10.10	2000 Employee Stock Purchase Plan of the Registrant effective July 1, 2000 (as amended through the first amendment thereto) *	Annex A to the Proxy Statement for Annual Meeting of Shareholders of Merge Healthcare Incorporated dated April 29, 2014 (File No. 001-33006), as filed on April 28, 2014

10.11	2005 Equity Incentive Plan (as amended through the fourth amendment thereto)*	Annex A to the Proxy Statement for Annual Meeting of Shareholders of Merge Healthcare Incorporated dated April 30, 2013 (File No. 001-33006), as filed on April 30, 2013

10.12	Form of stock option agreement*	Exhibit 10.15 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2005 (File No. 001-33006), as filed on August 30, 2006

Index
10.13	Form of Restricted Stock award*		X

10.14	Letter Agreement, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French*	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 20, 2013 (File No. 001-33006), as filed on May 20, 2013

10.15	General Release, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French*	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 20, 2013 (File No. 001-33006), as filed on May 20, 2013

10.16	Letter Agreement, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges*	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated August 9, 2013 (File No. 001-33006), as filed on August 9, 2013

10.17	General Release, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges*	Exhibit 10.2 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated August 9, 2013 (File No. 001-33006), as filed on August 9, 2013

10.18
Credit Agreement, dated as of April 29, 2014, among Merge Healthcare Incorporated, as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto from time to time and Guggenheim Corporate Funding, LLC, as Lead Arranger, Book Runner, Administrative Agent and Collateral Agent.
Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 5, 2014 (File No. 001-33006), as filed on May 5, 2014

10.19
Security Agreement, dated as of April 29, 2014, among Merge Healthcare Incorporated, the subsidiaries of Merge Healthcare Incorporated party thereto and Guggenheim Corporate Funding, LLC, as Collateral Agent.
Exhibit 10.2 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 5, 2014 (File No. 001-33006), as filed on May 5, 2014

Index
10.20	Form of Director Indemnification Agreement		X

14.1	Code of Ethics	Exhibit 14.1 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

14.2	Whistleblower Policy	Exhibit 14.2 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

21	List of Subsidiaries of the Registrant		X

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP		X

24.1	Power of Attorney		X

31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X

31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X

32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
X

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the consolidated Statements of Cash Flows, and (v) the Consolidated Statements of Comprehensive Loss
X

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated

Date: February 27, 2015	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant by the following persons in the capacities and on the dates indicated.

Date: February 27, 2015	Michael W. Ferro, Jr.*
Michael W. Ferro, Jr. Chairman of the Board

Date: February 27, 2015	Dennis Brown*
Dennis Brown Director

Date: February 27, 2015	William J. Devers Jr.*
William J. Devers Jr. Director

Date: February 27, 2015	Matthew M. Maloney*
Matthew M. Maloney Director

Date: February 27, 2015	Nancy J. Koenig*
Nancy J. Koenig Chief Operating Officer and Director

Index
Date: February 27, 2015	Richard A. Reck*
Richard A. Reck Director

Date: February 27, 2015	Neele E. Stearns, Jr.*
Neele E. Stearns, Jr. Director

Date: February 27, 2015	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer and Director
(principal executive officer)

Date: February 27, 2015		/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Date: February 27, 2015
*Justin C. Dearborn, by signing his name hereto, does hereby sign this Form 10−K on behalf of each of the above named and designated directors of the Company pursuant to a Power of Attorney executed by such persons and filed with the Securities and Exchange Commission.

/s/ Justin C. Dearborn
Justin C. Dearborn, Attorney-in-Fact