Form 10-K/A
period 2014-12-31
MERGE HEALTHCARE INC
filed 2015-04-30
CIK 944765

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This Amendment No. 1 on Form 10-K/A is being filed by Merge Healthcare Incorporated (“Merge Healthcare,” “we,” “us,” or “our”) to provide the disclosure required by Part III of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the United States Securities and Exchange Commission (“SEC”) on February 27, 2015 (the “Original Form 10-K”).  No other changes have been made to the Original Form 10-K except for the required disclosure provided for Part III.  This Form 10-K/A should be read in conjunction with the Original Form 10-K.  This Form 10-K/A has not been updated to reflect events that occurred after the date of the Original Form 10-K.

Updated certifications of our principal executive and financial officer are included as exhibits to this Amendment No. 1.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTOR BIOGRAPHIES AND QUALIFICATIONS

The following table lists the names of the seven (7) of our current Directors seeking election, their respective ages and positions with us, followed by a brief biography of each individual, including their business experience and the reasons why the Board believes each nominee is qualified to serve as a Director of our Company.

Name	Age	Position
Michael P. Cole	43	Director
Justin C. Dearborn	45	Director, Chief Executive Officer, President and Corporate Secretary
William J. Devers Jr.	81	Director
Michael W. Ferro, Jr.	48	Chairman of the Board
Matthew M. Maloney	39	Director
Richard A. Reck	65	Director
Neele E. Stearns, Jr.	79	Director

Michael P. Cole has served as a Director since April 2015.  Mr. Cole has been the president of MAEVA Group LLC, a turnaround–oriented merchant bank, since 2014.  From 1997 to 2014, he was employed by Madison Dearborn Partners, LLC (“MDP”), a Chicago–based private equity investment firm that manages approximately $20 billion in equity capital, where he focused on investments in the media, telecommunications and technology services sectors.  In 2007, Mr. Cole was named a Managing Director of MDP, which he remained until his departure in 2014.  At MDP, he led or worked on investments in companies such as MetroPCS (now T–Mobile), XM Satellite Radio Holdings, Intelsat Ltd. (NYSE: I), Univision Communications Inc., Alaska Native Wireless (now AT&T), Telemundo Communications Group and Council Tree Hispanic Broadcasters (now Comcast NBCU), Reiman Publications, Cbeyond Communications, Sorenson Communications, The Topps Company, Inc., Wind Telecom SpA (now Vimpelcom) and Q9 Networks.  He was named a “Top 40 Global Dealmaker Under 40” by Dealmaker Magazine and a “Top 40 Under 40” leader by Crain’s Chicago Business.  Since 2007, Mr. Cole has been a director on the board of directors of Univision Communications Inc.  Previously, Mr. Cole served on the boards of directors of several other companies, including Wind Telecom SpA from 2008 to 2012, The Topps Company, Inc. from 2007 to 2014, and Sorenson Communications Holdings, LLC from 2006 to 2014.  Within the past two years, he has also served on the boards of directors of several 501(c)(3) charitable organizations, including the Big Shoulders Fund, the Chicago Entrepreneurial Center, and The Lyric Opera of Chicago where he is a member of the investment committee, as well as the Illinois Venture Capital Association.  Early in his career, Mr. Cole was a health care investment banker with Bear, Stearns & Co. Inc. and advised major health care companies on over $3 billion in mergers, acquisitions and financing activity.  Mr. Cole received his A.B. degree from Harvard College.  The Board has concluded that Mr. Cole should be a Director of Merge Healthcare due to his significant experience in investing in, financing and helping to grow entrepreneurial businesses through organic growth, acquisitions and strong corporate governance.  Mr. Cole also benefits our Board through his strong industry experience in both technology services and health care.

Justin C. Dearborn served as managing director and general counsel of Merrick Ventures, LLC (“Merrick Ventures”) from January 2007 until his appointment as Chief Executive Officer of Merge Healthcare in June 2008.  In November 2010, Mr. Dearborn transitioned from our Chief Executive Officer to President, and in July 2011, Mr. Dearborn was also appointed Chief Financial Officer.  In May 2012, the Company created our Merge DNA operating segment (Data & Analytics).  Mr. Dearborn was appointed Chief Executive Officer of Merge DNA and remained both the President of Merge Healthcare and a Director of the Company.  In May 2013, Mr. Dearborn was also appointed to the office of Corporate Secretary.  In August 2013, Mr. Dearborn was appointed Chief Executive Officer in addition to his President and Corporate Secretary offices.  Prior to joining Merrick Ventures, Mr. Dearborn worked over nine years for Click Commerce, Inc. (which we refer to as “Click Commerce”), a publicly traded software and services company.  From May 2003 until May 2005, Mr. Dearborn served as vice president of corporate legal affairs and human resources at Click Commerce.  Mr. Dearborn was appointed corporate secretary of Click Commerce in May 2003.  Prior to Click Commerce, Mr. Dearborn worked at Motorola, Inc. (“Motorola”) where he specialized in intellectual property transactions and also held management positions in Motorola’s semiconductor and government groups.  Mr. Dearborn holds a B. S. in Accounting from Illinois State University and a J. D. from DePaul University.  Mr. Dearborn has served on our Board since his original appointment as Chief Executive Officer of Merge Healthcare in June 2008.  The Board has concluded that Mr. Dearborn should be a Director of Merge Healthcare because of his diverse experience in operational, financial and legal roles.

William J. Devers Jr. has served as a Director since February 2014.  Mr. Devers is president of Devers Group Inc. (“Devers Group”).  Mr. Devers was the chief executive officer of Trans Union Credit Information Company (“Trans Union”).  He left Trans Union in 1983 and started Devers Group as a vehicle for his private investments.  Prior to divestitures, Devers Group had revenues of approximately $100 million and employed approximately 700 people.  Over the past 30 years, Mr. Devers has bought and sold over 20 software concerns, including sales to EDS, Klopotek (Berlin, Germany), DBS Systems and others.  Currently, Mr. Devers manages DGI Private Equity Ventures, LLC, serves on the board of directors of Ryan Specialty Group, Lurie Children’s Hospital of Chicago, and the Big Shoulders Fund and is a non–voting unit holder of Merrick Ventures, LLC.  Additionally, Mr. Devers serves on an advisory board at the University of Notre Dame and is a trustee of the Museum of Science and Industry in Chicago.  Mr. Devers served on the board of Click Commerce through its sale to Illinois Tool Works Inc. (“ITW”), and on the board of Wallace Computer Services, Inc. (“Wallace Computer Services”) until its sale in 2003.  The Board has determined that Mr. Devers should be a Director of Merge Healthcare because of his extensive experience as an executive officer and his experience in mergers, acquisitions and dispositions with respect to companies in the software industry.

Michael W. Ferro, Jr. has served as a Director and Chairman of our Board since November 2014, and prior to that date had served as a Director and Chairman of our Board from June of 2008 to August 2013.  Since May 2007, Mr. Ferro has served as chairman and chief executive officer of Merrick Ventures, a private investment firm. In addition, Mr. Ferro serves as the chairman and chief executive officer of Merrick RIS, LLP (“Merrick”), an affiliate of Merrick Ventures.  From June 1996 until October 2006, Mr. Ferro served as chief executive officer and chairman of the board of Click Commerce.  Mr. Ferro is a Henry Crown Fellow at the Aspen Institute and is a director with the RAND Health Board of Advisors. Mr. Ferro is currently a member of the board of trustees of the Chicago Museum of Science and Industry, The Field Museum of Chicago, and Northwestern University.  He also serves on the boards of directors of The Chicago Community Trust, Children’s Memorial Hospital, The Joffrey Ballet of Chicago, the Lyric Opera of Chicago, Northwestern Memorial Foundation, Northwestern Memorial Healthcare – Investment Committee, Big Shoulders Fund, After School Matters, Wrapports, LLC, Economic Club of Chicago, The Commercial Club of Chicago, The Economic Club of Chicago and the Renaissance School Fund.  Mr. Ferro holds a B.A. from the University of Illinois.  The Board has concluded that Mr. Ferro should be a Director of Merge Healthcare because of his extensive experience in investing in and advising public and private companies.  Additionally, his significant stock ownership in Merge Healthcare aligns his interests with those of other stockholders.

Matthew M. Maloney has served as a Director since August 2012.  Mr. Maloney is the co–founder, Chief Executive Officer and a director of GrubHub, Inc. (“GrubHub”), a public company with its shares traded on the New York Stock Exchange.  GrubHub is an online and mobile food ordering platform headquartered in Chicago, Illinois.  Mr. Maloney also has a background in radiology from when he worked at the University of Chicago’s Department of Radiology from 1998 to 2000 developing advanced CAD schemes for detection and classifications of masses and clustered microcalcifications.  This work included the first prototype intelligent CAD workstation, which was intended to computerize detection on digitized mammograms and was subsequently utilized in the University of Chicago’s Department of Radiology.  Mr. Maloney holds a M. S. and an M.B.A. from the University of Chicago and a B. A. from Michigan State University.  The Board has concluded that Mr. Maloney should be a Director of Merge Healthcare because of his business acumen and entrepreneurship demonstrated by managing a fast growing and dynamic technology–based company and his experience with both technology–based companies and radiology technology solutions.

Richard A. Reck is the president of Business Strategy Advisors LLC, a business strategy consulting firm, and has served in such capacity since August 2002.  Mr. Reck joined the certified public accounting firm of KPMG LLP in June 1973 and remained employed there until his retirement as a partner in July 2002.  He currently serves on the board of Interactive Intelligence, Inc., a publicly held software company, and previously served on the board of Advanced Life Sciences Holdings Inc., a publicly held biopharmaceutical company, which ceased operations during 2011, as well as serving on the boards of several private and not–for–profit entities.  Mr. Reck is a certified public accountant and holds a B. A. in Mathematics from DePauw University and an M.B.A. in Accounting from the University of Michigan.  Mr. Reck has served as a Director since April 2003.  The Board has concluded that Mr. Reck should be a Director of Merge Healthcare because of his financial and executive experience with the above entities and other experience as a member of the board of directors of other public and private entities.

Neele E. Stearns, Jr. has served as a Director since June 2008.  From February 2001 until his retirement in April 2011, Mr. Stearns served as chairman of Financial Investments Corporation, a private equity investment firm.  From July 2004 to April 2007, he also served as the chief executive officer of Boulevard Healthcare, LLC, an owner and operator of nursing homes.  From September 2003 to January 2004, Mr. Stearns took a leave of absence from Financial Investments Corporation to serve as interim chairman and chief executive officer of Footstar, Inc. (“Footstar”).  In March 2004, Footstar filed for U. S. Chapter 11 bankruptcy, at which time, Mr. Stearns remained as a director of Footstar until it emerged from bankruptcy in February 2006.  Previously, Mr. Stearns was chairman of the board of Wallace Computer Services, then a provider of printed products and print management services, from January 2000 through November 2000 as well as serving as a director from 1996 until its sale to Moore Corporation Limited.  Prior to 1995, he was president and chief executive officer of CC Industries, Inc., a diversified holding company.  Mr. Stearns served on the board of Maytag Corporation from 1989 through its sale to Whirlpool Corporation in March 2006.  Mr. Stearns served on the board of Click Commerce from 2004 through its sale to ITW in 2006.  Mr. Stearns holds an M.B.A. from Harvard Business School and a B. A. in Economics from Carleton College.  The Board has concluded that Mr. Stearns should be a Director of Merge Healthcare because of his significant executive experience and experience as a public company director referred to above.

Role and Composition of the Board of Directors

General.  The Board, which is elected by the stockholders, is the ultimate decision–making body of Merge Healthcare, except with respect to those matters reserved to the stockholders.  It selects the Chief Executive Officer and other members of the senior management team, which senior management team is charged with the conduct of Merge Healthcare’s business.  Having selected the senior management team, the Board acts as an advisor and counselor to senior management and ultimately monitors its performance.  The function of the Board to monitor the performance of senior management is facilitated by the presence of outside Directors of stature who have substantive knowledge of Merge Healthcare’s business and other significant management experience.

Our business, property and affairs are managed under the direction of our Board.  Members of our Board are kept informed of our business through discussions with our Chairman, our Chief Executive Officer and other officers, by reviewing materials provided to them, by visiting our offices and by participating in meetings of the Board and its committees.

All Board members standing for election are expected to attend our Annual Meeting of Stockholders, unless an emergency prevents them from doing so.  At our 2014 annual meeting, all except one (1) of our Directors standing for reelection attended.

In 2014, the Board met thirteen (13) times and had four (4) Committees:  the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee.  All of the Directors, except Matthew M. Maloney, attended at least seventy five percent (75%) of the aggregate number of meetings of the Board and all committees on which they served in 2014.

It is the general policy of Merge Healthcare that all major decisions be considered by the Board as a whole.  As a consequence, the committee structure of the Board is limited to those committees considered to be basic to, or required for, the operation of a publicly owned company.  Currently, these committees are the Audit Committee, the Compensation Committee, the Executive Committee and the Nominating and Governance Committee.

Selection Criteria.  Although neither the Nominating and Governance Committee nor the Board has a formal diversity policy, the Board is committed to a diverse membership, in terms of both the individuals involved and their various experiences and areas of expertise.  The Nominating and Governance Committee has not established specific minimum age, education, and years of business experience or specific types of skills for potential director candidates, but, in general, expects qualified candidates will have a proven record of business leadership and experience.  Candidates are selected by the Nominating and Governance Committee for, among other things, their integrity, independence, diversity of experience, leadership and their ability to exercise sound judgment.  Final approval of a Director candidate is determined by the full Board.  The Nominating and Governance Committee considers candidates suggested by our stockholders for election as a Director.  For Director recommendations, a stockholder must have given timely notice thereof in writing to the Secretary of the Company.  To be timely, a stockholder’s notice shall be received by the Corporate Secretary of the Company at the principal executive offices of the Company not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the date of the prior year’s annual meeting and comply with the procedures set forth in the Company’s Bylaws.  Stockholder nominees whose nominations comply with these procedures will be evaluated by the Nominating and Governance Committee in the same manner as the Nominating and Governance Committee’s nominees.

Director Compensation.  The Nominating and Governance Committee makes recommendations, as it deems necessary, to the Board regarding the compensation of Directors and the independent members of the Board approve the compensation of Directors.

Executive Sessions.  Executive sessions or meetings of outside Directors without management present are held at the Board’s discretion and consistent with The NASDAQ Global Select Market Rules.  Meetings of outside Directors were facilitated by our Audit Committee.  In 2014, our Audit Committee held six (6) executive sessions of outside Directors without management present during 2014.

Board Leadership Structure and Risk Oversight

We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles.  Our Chief Executive Officer and President is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and President and sets the agenda for Board meetings and presides over meetings of the full Board.  We also believe that separation of the positions reinforces the independence of the Board in its oversight of the business and affairs of the Company, and creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in the best interests of the Company and its stockholders.  In light of this governance structure, which differs from many of our peers, we do not have a lead independent director at this time.

The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal and regulatory risks, as well as strategic and reputational risks.  The full Board (or the appropriate committee in the case of risks that are the responsibility of a particular committee) receives these reports to enable it to understand our risk identification, risk management and risk mitigation strategies.  The Company’s Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and arrangements.  The Audit Committee oversees management of financial risks.  The Nominating and Governance Committee manages risks associated with the independence of the Board and its committees and potential conflicts of interest between the Company and any related party.  While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed of such risks through committee reports at the Board meeting following a given Committee meeting and other written materials as provided from time to time.  This process enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

In addition to the Company’s formal compliance program, the Board encourages management to promote a corporate culture that understands risk management and incorporates it into the overall corporate strategy and day to day business operations.  The Company’s risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for the Company.  The Board (and its committees) periodically asks the Company’s executives to discuss the most likely sources of material future risks and how the Company is addressing any significant potential vulnerability.  The Company’s management has reviewed its compensation policies and practices for its employees and does not believe such policies and practices are reasonably likely to have a material adverse effect on the Company.  In reaching this conclusion, the Company considered, among other things: the design elements of the Company’s compensation programs and policies; the mix of cash and equity payouts; the balance of incentive compensation to encourage both short–term performance and long–term value creation; the combination of performance and time vesting requirements used by the Company’s incentive plans; the use of financial performance metrics that are readily monitored and reviewed; incorporation of both operational and financial goals and individual performance; capped payout levels for both annual cash incentives and long–term incentive awards; multiple levels of review and approval of awards; and the Company’s internal risk review and assessment processes.

Availability of Documents

The various documents relating to our corporate governance are published on our website at www.merge.com/company/investors/corporate–governance.aspx.

These documents include:

•	Audit Committee Charter
•	Compensation Committee Charter
•	Nominating and Governance Committee Charter
•	Code of Ethics
•	Whistleblower Policy
•	Certificate of Incorporation
•	Bylaws
•	Insider Trading Agreement

We will provide any of the foregoing information without charge upon written request submitted to General Counsel or the Corporate Secretary, Merge Healthcare Incorporated, 350 North Orleans Street, First Floor, Chicago, Illinois 60654.  Our website is not incorporated into or a part of this Form 10-K/A.

Merge Healthcare’s Code of Ethics

All of our employees, including the Chief Executive Officer and President, the Chief Financial Officer, our Controllers, and persons performing similar functions, including all Directors and employees, are required to abide by Merge Healthcare’s Code of Ethics to ensure that our business is conducted in a consistently legal and ethical manner.  This Code of Ethics along with our Whistleblower Policy form the foundation of a comprehensive process that includes compliance with all corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and the high integrity level of our employees.  Our policies and procedures cover a wide range of areas of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as strict adherence to all laws and regulations applicable to the conduct of our business.

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

Both our Code of Ethics and our Whistleblower Policy are available to our stockholders on our web site at www.merge.com/company/investors/corporate–governance.aspx and in print.  To request copies of these documents, make such request in writing to the General Counsel or the Corporate Secretary, Merge Healthcare Incorporated, 350 North Orleans Street, First Floor, Chicago, Illinois 60654.  Future material amendments relating to the Code of Ethics and/or the Whistleblower Policy will be disclosed on our web site.

COMMITTEE MEMBERSHIP

The table below provides the current membership for each of the Board Committees.

Name	Audit	Compensation	Executive	Nominating and Governance
Dennis Brown	X		X *	X
Michael P. Cole
Justin C. Dearborn			X
William J. Devers Jr.		X*	X
Michael W. Ferro, Jr.
Nancy J. Koenig
Matthew M. Maloney				X
Richard A. Reck	X	X		X*
Neele E. Stearns, Jr.	X *	X	X

(*) Represents Committee Chairperson.

The Audit Committee

The Audit Committee is composed solely of independent Directors in accordance with the listing standards of The NASDAQ Global Select Market and applicable rules of the Commission.  Under its Charter, the Audit Committee is responsible for reviewing with the independent registered public accounting firm and management the adequacy and effectiveness of internal controls over financial reporting.  The Audit Committee reviews and consults with management and the independent registered public accounting firm on matters related to the annual audit, the published financial statements, earnings releases and the accounting principles applied.  The Audit Committee is also responsible for appointing, retaining, overseeing and evaluating the qualifications, performance and independence of Merge Healthcare’s independent public accounting firm.  The Audit Committee reviews reports from management relating to the status of compliance with laws, regulations and internal procedures.  The Audit Committee is also responsible for reviewing and discussing with management Merge Healthcare’s policies with respect to the assessment and management of financial risks.

The Audit Committee Charter is available on our website at www.merge.com/company/investors/corporate–governance.aspx and in print upon request.  The Audit Committee met nine (9) times in 2014.

The Board has determined that each of the members of the Audit Committee is an “audit committee financial expert” for purposes of the Commission’s rules.

The Compensation Committee

The Compensation Committee is composed solely of independent Directors, in accordance with the listing standards of The NASDAQ Global Select Market and applicable rules of the Commission, and each Compensation Committee member is a “non–employee director” as defined in Rule 16b–3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is an “outside director” as defined in Section 162(m) of the Internal Revenue Code (the “Code”).  The Compensation Committee determines Merge Healthcare’s compensation philosophy and oversees and administers Merge Healthcare’s executive compensation programs.  Its responsibilities also include overseeing Merge Healthcare’s compensation and benefit plans and policies, administering its stock plans (including reviewing and approving equity grants) and reviewing and approving annually all compensation programs for Merge Healthcare’s executive officers.

The Compensation Committee Charter is available on our website at www.merge.com/company/investors/corporate–governance.aspx and in print upon request.  The Compensation Committee met as a committee four (4) times in 2014 and, in addition, further addressed compensation matters during the course of regularly scheduled Board meetings during the year, whereby the independent directors of the Board made decisions with respect to compensation, in accordance with applicable law.

The Nominating and Governance Committee

The Nominating and Governance Committee is composed solely of independent Directors in accordance with the listing standards of The NASDAQ Global Select Market.  Under the terms of its Charter, the Nominating and Governance Committee is responsible for matters of corporate governance and matters relating to the practices, policies and procedures of the Board.  This includes identifying, recruiting and recommending director candidates as well as considering nominees recommended by stockholders.  The Nominating and Governance Committee is responsible for taking a leadership role in shaping the corporate governance of Merge Healthcare.

The Nominating and Governance Committee advises on the structure of Board meetings and recommends matters for consideration by the Board.  The Nominating and Governance Committee also advises on and recommends director compensation, which is ultimately approved by the full Board.

The Nominating and Governance Committee Charter is available on our website at www.merge.com/company/investors/corporate–governance.aspx and in print upon request.  The Nominating and Governance Committee met two (2) times in 2014, in addition to the performance of their the duties of the Nominating and Governance Committee within its charter being carried out by the independent members of the Board at regular Board meetings.

During the last year, there have not been any material changes to the procedures by which stockholders may recommend nominees to Merge Healthcare’s Board.

The Executive Committee

The Executive Committee is responsible for consulting with the senior management of the Company on strategic and operational matters between meetings of the Board, performing such other functions, which from time to time, may be assigned to it by the Board, and reporting at the next regular meeting of the Board all significant items discussed at any meeting of the Executive Committee.  The Executive Committee met eight (8) times in 2014.

Compensation Committee Interlocks and Insider Participation

During fiscal 2014 and as of the date hereof, none of the members of the Compensation Committee was or is an officer or employee of Merge Healthcare, and no executive officer of Merge Healthcare served or serves on the Compensation Committee or Board of any company that employed or employs any member of Merge Healthcare’s Compensation Committee or Board.

EXECUTIVE OFFICERS

As of April 20, 2015, the following individuals are our “executive officers” as that term is defined under the rules of the Commission and their respective ages and positions are set forth below:

Name	Age	Position
Justin C. Dearborn	45	Chief Executive Officer, President, Corporate Secretary and Director
Nancy J. Koenig	50	Chief Operating Officer and Director
Steven M. Oreskovich	43	Chief Financial Officer and Treasurer
Kurt R. Hammond	48	Chief Sales and Marketing Officer
Antonia A. Wells	56	President, International Division and Chief Research and Development Officer

Mr. Dearborn’s biography appears above under the heading “Board of Directors.”

Nancy J. Koenig has as our Chief Operating Officer since August 2013.  In June 2008, Ms. Koenig was appointed President of Merge Fusion and Executive Vice President – North American Direct Sales in April 2010.  In October 2010, due to several additional changes occurring in the makeup of our senior management team and the transitioning of responsibilities, Ms. Koenig ceased to be an executive officer.  Ms. Koenig came to Merge Healthcare from Merrick Healthcare Solutions (a Merrick Ventures portfolio company), where she served as chief executive officer.  Prior to joining Merrick Ventures in the fall of 2007, Ms. Koenig was the president of Click Commerce during its integration as a subsidiary of ITW.  Ms. Koenig joined Click Commerce in 1999 as the director of business consulting and held various positions, including serving as the head of Click Commerce’s European Operations, its vice president of Product Operations and Marketing and its executive vice president – Operations.  Ms. Koenig became Click Commerce’s president in 2006.  Ms. Koenig has served as a Director from August 2013, but will not be seeking election to the Board at the Annual Meeting.  Ms. Koenig holds an M.B.A. from the Northwestern University Kellogg School of Management.

Steven M. Oreskovich was appointed Chief Financial Officer and Treasurer in June 2008.  In July 2011, Mr. Oreskovich transitioned from our Chief Financial Officer to our Chief Accounting Officer.  Following Mr. Dearborn’s appointment as Chief Executive Officer of our Merge DNA operating group in May 2012, Mr. Oreskovich resumed the position of Chief Financial Officer.  He remained our Treasurer during this time.  Prior to his appointment as Chief Financial Officer and Treasurer in June 2008, Mr. Oreskovich served as our Vice President of Internal Audit since January 2007, as our Chief Accounting Officer and interim Treasurer and interim Secretary from July 2006 to January 2007 and as our Vice President and Corporate Controller from April 2004 to July 2006.  From April 2000 to January 2003, prior to joining our Company, Mr. Oreskovich served as vice president of finance and operations at Truis, Inc., a company that provided customer intelligence solutions for business–to–business enterprises.  Prior to that, Mr. Oreskovich worked as an auditor at PricewaterhouseCoopers LLP from September 1994 to April 2000.  Mr. Oreskovich holds a B. S. degree in Accounting from Marquette University and is a C.P.A.

Kurt R. Hammond joined Merge Healthcare in April 2010 as our Vice President, iConnect Solutions until his promotion to President, iConnect in September 2013, and transitioned to our Chief Sales and Marketing Officer in March 2015.  Mr. Hammond brings over 22 years of unique healthcare industry experience working in start–up or high–growth organizations in multiple healthcare sectors, including his extensive experience in healthcare information technology and the medical device market.  Prior to joining Merge Healthcare, Mr. Hammond served as Vice President of Sales at AMICAS, Inc. (also known as VitalWorks) from 2003 until its acquisition by Merge Healthcare.  Prior to VitalWorks, Mr. Hammond was the Director of Sales, Marketing & Business Development for Acuo Technologies (now part of Perceptive Software), a company in the vendor neutral archive space.  He also held several product management, sales and marketing leadership positions at ProVation Medical (formerly known as cMore Medical Solutions), Spine–Tech, Meadox Medicals (now part of Boston Scientific) and Smiths Industries.

Antonia A. Wells has served as our Chief Research and Development Officer since her appointment in January 2014, and as the President of our International Division and Chief of Research and Development since her appointment in August 2013.  Prior to her appointment as our President, International and Chief of R&D, Ms. Wells served as our Executive Vice President – Research and Development following her appointment in April 2010.  From June 2008 through April 2010, Ms. Wells served as President of Merge Canada (formerly operating under the Merge OEM trade name).  From June 2005 through June 2008, Ms. Wells served as Merge OEM Vice President of Customer Operations.  Since joining us in 1999, Ms. Wells has been responsible for Merge OEM’s contract management, quality/regulatory affairs, manufacturing, order management, professional services and internal infrastructure.  Ms. Wells has over 25 years of business management experience, including leadership roles in software development, channel sales, IT, enterprise system implementation, process re–engineering, and human resources.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5).  The Commission requires executive officers, directors and greater than ten percent (10%) stockholders to furnish us with copies of all these forms filed with the Commission.

To our knowledge, based solely upon our review of the copies of these forms received by us, or written representations from certain reporting persons that no additional forms were required for those persons, we believe that all of our executive officers, directors and greater than ten percent (10%) stockholders complied with their reporting obligations during 2014.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

This Compensation Discussion and Analysis describes our executive compensation program for 2014.  We use this program to attract, motivate, and retain exemplary executive officers whom the Board has selected to lead our business.

This section of the Form 10-K/A explains how the Compensation Committee made its compensation decisions for our officers.  We regularly review the functions and responsibilities of our various employees to determine whether such person is an individual in charge of a principal business unit, division or function, or otherwise performs a policy making function, pursuant to Rule 3b–7 under the Exchange Act.  As part of this regular review process, we analyzed the roles of our various executive officers in early 2015.  Based on this review, we determined that Steven F. Tolle, Chief Strategy Officer, no longer qualified as an executive officer.  However, because Mr. Tolle was an executive officer for the 2014 fiscal year, he qualified, along with Mr. Dearborn, Ms. Koenig, Mr. Oreskovich and Ms. Wells, who are referenced above under “Executive Officers” above, as our Named Executive Officers for the 2014 fiscal year.

PHILOSOPHY AND GOALS OF OUR EXECUTIVE COMPENSATION

Compensation Philosophy

We maintain a compensation philosophy of “pay for performance.” To achieve our “pay for performance” philosophy, the Compensation Committee, in consultation with the Board, has considered what our compensation programs should achieve.  The primary objectives of our executive compensation policies include goals of:

•	attracting and retaining talented executives by providing compensation that generally aligns with the compensation provided to executives at public companies of comparable size and with a similar growth trajectory in the health care information technology industry, while maintaining compensation at levels that reflects our annual budget, operating initiatives and overall job responsibilities; and

•	providing appropriate incentives for executives to achieve our financial performance and business goals, which we believe influences increased stockholder value over time.

Our incentive compensation programs are designed to reward executive and other employee contributions based on the overall success of our organization and to promote superior individual performance.

Role of the Compensation Committee

The Compensation Committee of our Board is responsible for administering our compensation practices and ensuring they are designed to drive corporate performance.  Our Compensation Committee reviews compensation policies affecting our executive officers, taking into consideration our financial performance, our position within the health care information technology industry, the executive compensation policies of similar companies in similar industries and, when reviewing individual compensation levels, certain individual factors, including the executive’s level of experience and responsibility and the personal contribution that the individual has made to our success.  Our Compensation Committee also considers the global economic trends and the macroeconomic environment.  Members of our Compensation Committee have experience in setting compensation due to their management experience and from their membership on other boards and compensation committees.  Members of the Compensation Committee have used broadly analogous data they have obtained in this regard to set compensation of our executive officers.  In connection with this process, in 2013, the Compensation Committee retained the compensation consulting firm of Frederic W. Cook & Co., Inc. to advise with respect to executive compensation and retention.  There were no conflicts of interest with respect to any compensation consultants.

Annually, our Compensation Committee reviews the base salaries of all executive officers and, based on these reviews, may adjust these salaries to ensure external competitiveness and to reflect the executive’s individual position and performance, as well as the performance of our Company.  In addition to these factors, our Compensation Committee considers the recommendations of our Chief Executive Officer when adjusting base salaries of our Named Executive Officers other than himself.  Our Chief Executive Officer can and does call and attend Compensation Committee meetings, however, he is not present when the Compensation Committee discusses or sets his compensation.  We may also make base salary adjustments during the year if the scope of an executive officer’s responsibility changes relative to the other executives.

Compensation Mix

Historically, we have used a mix of fixed and performance–based compensation to meet our compensation objectives.  Fixed compensation consists primarily of the executive officers’ base salaries.  Performance–based compensation consists primarily of annual cash bonuses to drive short–term results and equity awards (such as stock options and restricted stock) to drive long–term results and aid in retention.  We do not have a set policy for allocating between any of our compensation elements because our Compensation Committee believes that it is important to retain flexibility in our compensation design based on financial goals and other business factors.  Because we believe that it is important to align the long–term interests of our executives with those of our stockholders, compensation in the form of equity awards has made up a portion of each current executive’s overall compensation package, although equity awards may not necessarily be granted to each executive officer each year of his or her employment.

For 2014, the compensation that we paid our Named Executive Officers consisted primarily of two elements:  base salary and cash bonuses based on Company and individual performance.

Base Salaries

We seek to pay executives a base salary in alignment with salaries of executives at companies of comparable position in the healthcare information technology industry and at a rate that fits within our annual budget, financial objectives and operating performance.  In 2013, Frederic W. Cook & Co., Inc. provided us with an analysis for our Officer and Director compensation.  Such analysis included reports pertaining to executive officer compensation benchmarking data, and non–employee Director compensation.  We have not historically attempted to make base salary a certain percentage of total compensation.

The Compensation Committee elected not to increase base salaries for the Named Executive Officers in 2014.  The base salaries of each of our Named Executive Officers in effect for 2014 remained the same as their 2013 ending base salaries.  As a result, the Compensation Committee did not perform a benchmarking survey in 2014.  For reference, the base salaries paid in 2013 and 2014 were based on data compiled from the following sixteen (16) companies, the benchmarking peer group used in 2013 to set base salaries:

Accelrys, Inc.	HealthStream, Inc.
Actuate Corporation	iCAD, Inc.
Alliance HealthCare Services, Inc.	IntraLinks Holdings, Inc.
athenahealth, Inc.	Medidata Solutions, Inc
Computer Programs and Systems, Inc.	Qlik Technologies Inc.
Comverse, Inc.	Quality Systems, Inc.
ExamWorks Group, Inc.	RadNet, Inc
Greenway Medical Technologies, Inc.	Tableau Software, Inc.

The ending base salaries of each of our Named Executive Officers in effect for 2014 and 2013 are as follows:

Name and Principal Position	2013 Base Salary		2014 Base Salary		Percentage Increase

Justin C. Dearborn Chief Executive Officer, President & Corporate Secretary	$400,000		$400,000		0%

Nancy J. Koenig Chief Operating Officer	$305,000		$305,000		0%

Steven M. Oreskovich Chief Financial Officer and Treasurer	$250,000		$250,000		0%

Steven F. Tolle Chief Strategy Officer	$260,000		$260,000		0%

Antonia A. Wells President, International and Chief of Research & Development	$206,844	(1)	$189,640	(1)	0%

(1)	Ms. Wells’ 2013 and 2014 base salary has been converted from CDN $220,000 to U. S. Dollars, based on the Bank of Canada Noon Spot Rate on each of December 31, 2013 (U.S. $1 = CDN $0.9402) and December 31, 2014 (U.S. $1 = CDN $0.8620), respectively.

2014 Bonus Plan

The Compensation Committee approved a bonus plan for 2014 (the “2014 Bonus Plan”) with payouts based on achievement of certain financial and individual performance goals.  Except in the case of our Chief Executive Officer and our Chief Operating Officer, twenty five percent (25%) of the bonus eligibility was based on Company financial goals.  Seventy five percent (75%) of the bonus eligibility was based on individual performance goals.  Our Chief Executive Officer and our Chief Operating Officer’s bonus eligibility was based seventy five percent (75%) on Merge Healthcare’s financial goals and twenty five percent (25%) on individual performance goals.  Employees were required to be employed on the date of the bonus payment and to have complied with the Company’s training requirements in order to receive the bonus.

The financial performance metric under the 2014 Bonus Plan consisted of adjusted EBITDA.  We disclosed our actual adjusted EBITDA, as well as detailed reconciliations of this non–GAAP measure, in our quarterly earnings releases.  The performance metric targets and corresponding payouts under the 2014 Bonus Plan were as follows:

Adjusted EBITDA (in millions)	Bonus Payout
$42.0	50%
$43.4	75%
$44.8	100%
$46.1	125%

Each eligible employee was given a bonus target equal to a percentage of his or her base salary for 2014.  The targets were determined according to position, title or specific commitment made in the individual employee’s employment contract or offer letter.  The bonus targets for our Named Executive Officers were as follows:

Name and Principal Position	Target Bonus (% of Base Salary)(1)	Target Bonus ($)(1)

Justin C. Dearborn Chief Executive Officer, President & Corporate Secretary	100%	$400,000

Nancy J. Koenig Chief Operating Officer	100%	$305,000

Steven M. Oreskovich Chief Financial Officer and Treasurer	75%	$187,500

Steven F. Tolle Chief Strategy Officer	50%	$130,000

Antonia A. Wells President, International and Chief, R&D	70%	$132,748	(2)

(1)  Bonus payouts may not exceed 125% of target.
(2) Ms. Wells’ target bonus has been converted from CDN $154,000 to U. S. Dollars, based on the Bank of Canada Noon Spot Rate on December 31, 2014 (U.S. $1 = CDN $0.8620)

Our reported adjusted EBITDA in 2014 was $47.5 million.  After taking into consideration costs incurred by the Company and the overall performance of the Company, the Compensation Committee decided to pay out bonuses at a one hundred percent (100%) level for Company performance rather than the one hundred twenty five percent (125%) that the Named Executive Officers would have otherwise been eligible to earn under the terms of the 2014 Bonus Plan.

In addition to Company performance, the Compensation Committee reviewed the performance of each Named Executive Officer relative to performance goals applicable to each Named Executive Officer.  Based on this holistic evaluation, and the Company performance metric discussed above, the Compensation Committee approved the following cash bonuses to our Named Executive Officers, which were paid in March 2015:

Name and Principal Position	Bonus Payment

Justin C. Dearborn Chief Executive Officer, President & Corporate Secretary	$350,000

Nancy J. Koenig Chief Operating Officer	$299,281

Steven M. Oreskovich Chief Financial Officer and Treasurer	$159,531

Steven F. Tolle Chief Strategy Officer	$113,757

Antonia A. Wells President, International and Chief, R&D	$59,123	(1)

(1)	Ms. Wells’ bonus payment has been converted from CDN $68,588 to U. S. Dollars, based on the Bank of Canada Noon Spot Rate on December 31, 2014 (U.S. $1 = CDN $0.8620).

Grant of Equity Awards in 2014

For 2014, the Compensation Committee did not approve or grant any equity awards to any of the Named Executive Officers.  The decision not to grant any equity awards during the 2014 fiscal year was made in light of the fact that the Company had granted restricted stock awards to the Named Executive Officers in November 2013.  The decision not to grant any equity awards did not reflect the individual performance of the Named Executive Officers.

Advisory Vote on Executive Compensation Results and Our Response

At the 2014 annual meeting, stockholders approved, on a non–binding advisory basis, the compensation of the Company’s Named Executive Officers as disclosed in the Company’s Proxy Statement for the 2014 annual meeting of stockholders.  The Compensation Committee took the approval received into consideration in setting 2015 compensation and did not implement any significant changes to the Company’s executive compensation program.  Additionally, stockholders at the 2014 annual meeting expressed a preference that advisory votes on executive compensation occur every three (3) years.  Consistent with this preference, the Company will hold an advisory vote on the compensation of the Company’s Named Executive officers at the 2017 annual meeting.

Employment Arrangements

Because our executive officers have substantial experience in our industry, and we wish to retain their services for the long–term, we have entered into employment agreements with each of them.

The letter agreement entered into July 2008 with Mr. Dearborn remains in place, as well as the letter agreements entered into with Ms. Koenig, Mr. Oreskovich and Ms. Wells at that time.  These agreements formalize and confirm the base compensation, target annual bonus amounts and the stock option grants that we agreed to in connection with the hiring of Mr. Dearborn and Ms. Koenig and the promotion of each of Mr. Oreskovich and Ms. Wells.  The agreements provide for twelve (12) months’ base salary as severance upon a termination other than for cause or other than due to the executive officer’s death or disability, conditioned on the officer’s execution of a release agreement.  The agreements do not include a definition of “cause.”  In addition, upon a change in control of Merge Healthcare, all of these officers’ unvested stock options will vest.

In November 2012, we entered into an employment agreement with Mr. Tolle.  The agreement provides for twelve (12) months’ base salary as severance upon a termination other than for cause or other than due to the executive’s death or disability, conditioned on the executive’s execution of a release agreement.  The agreement defines “cause” as (i) an act or acts of material personal dishonesty on the part of the executive in connection with his employment, (ii) habitual and repeated violation by executive of his obligations to Merge Healthcare (including a material violation of, or material failure to comply with, Merge Healthcare’s policies) which is not remedied within fifteen (15) days of the date of executive’s receipt of notice from the Company of such violation, or (iii) executive’s conviction of, or entering of a guilty or nolo contender plea with respect to, any crime punishable as a felony.

We determined the amounts of these severance benefits and the triggering events based on the subjective judgments and experiences of the members of the Compensation Committee, which indicated that these amounts are consistent with market practice and that the triggering events are likely to involve circumstances in which it is customary and appropriate to offer the protections embodied in the agreements.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S–K set forth above with management and, based on such review and discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

The Compensation Committee

William J. Devers Jr., Chairperson
Richard A. Reck
Neele E. Stearns, Jr.

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

Summary Compensation Table

The following table relates to the compensation earned by our Named Executive Officers for the fiscal years ended December 31, 2012, 2013 and 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non–Equity Incentive Plan Compensation(2) ($)		All Other Compensation(3) ($)		Total ($)

Justin C. Dearborn Chief Executive Officer, President & Corporate Secretary	2014 2013 2012	400,000 347,500 330,000		— — —	— 864,500 —	–– –– 549,720	350,000 — —		22,796 19,843 18,551		772,796 1,231,843 898,271

Nancy J. Koenig Chief Operating Officer	2014 2013	305,000 277,917		— —	— 864,500	–– —	299,281 —		14,230 12,935		618,511 1,155,352

Steven M. Oreskovich Chief Financial Officer and Treasurer	2014 2013 2012	250,000 250,000 240,625		— — —	— 432,250 —	–– — 549,720	159,531 — —		22,941 21,849 18,172		432,472 704,099 808,517

Steven F. Tolle Chief Strategy Officer	2014 2013	260,000 260,000		— —	— 432,250	–– 37,843	113,757 —		23,241 21,143		396,998 751,236

Antonia A. Wells President, International and Chief, R&D	2014 2013	189,640 206,844	(4) (5)	— —	— 432,250	–– —	59,123 —	(4)	8,523 9,537	(4) (5)	257,286 648,631

(1)	The dollar amounts for the awards represent the grant date fair value calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718 (“FASB ASC 718”) for each Named Executive Officer. Assumptions used in the calculation of these amounts are described in Note 8 to our audited financial statements for the fiscal year ended December 31, 2014 included in our Annual Report on Form 10–K, filed with the Commission on February 27, 2015.
(2)	Reflects payments of company and individual performance–based cash bonuses earned during the 2014 fiscal year and paid in the first quarter of 2015. No performance–based cash bonuses were granted or paid in fiscal 2012 or 2013.
(3)	For 2014, represents our matching contribution under our 401(k) employee retirement savings plan ($7,800 for Mr. Dearborn, $7,800 for Ms. Koenig, $7,500 for Mr. Oreskovich, and $7,800 for Mr. Tolle), represents our matching contribution of U.S.$5,689 for Ms. Wells under our Deferred Profit Sharing Plan (DPSP) for our Canadian employees, and medical, dental, optical, long term disability and life insurance benefits ($14,996 for Mr. Dearborn, $6,430 for Ms. Koenig, $15,441 for Mr. Oreskovich, $15,441 for Mr. Tolle, and U. S.$2,834 for Ms. Wells). For 2013, represents our matching contribution under our 401(k) employee retirement savings plan ($4,400 for Mr. Dearborn, $6,431 for Ms. Koenig, $6,406 for Mr. Oreskovich, and $5,700 for Mr. Tolle,), represents our matching contribution of U. S.$6,205 for Ms. Wells under our Deferred Profit Sharing Plan (DPSP) for our Canadian employees, and medical, dental, optical, long term disability and life insurance benefits ($15,443 for Mr. Dearborn, $6,504 for Ms. Koenig, $15,443 for Mr. Oreskovich, $15,443 for Mr. Tolle, and U. S.$3,332 for Ms. Wells). For 2012, represents our matching contribution under our 401(k) employee retirement savings plan ($6,250 for Mr. Dearborn, and $6,255 for Mr. Oreskovich) and medical, dental, optical, long term disability and life insurance benefits ($12,301 for Mr. Dearborn, and $11,916 for Mr. Oreskovich).
(4)	Ms. Wells’ 2014 compensation has been converted from Canadian Dollars to U. S. Dollars, based on the Bank of Canada Noon Spot Rate on December 31, 2014 (U.S. $1 = CDN $0.8620).
(5)	Ms. Wells’ 2013 compensation has been converted from Canadian Dollars to U. S. Dollars, based on the Bank of Canada Noon Spot Rate on December 31, 2013 (U.S $1 = CDN $0.9402).

Grants Of Plan–Based Awards For Fiscal Year 2014

The following table contains information concerning grants of plan–based awards to our Named Executive Officers during 2014.

Name	Grant Date	Estimated Future Payouts Under Non–Equity Incentive Plan Awards
		Threshold($)	Target($)	Maximum($)

Justin C. Dearborn	February 17, 2014	0	400,000	500,000

Nancy J. Koenig	February 17, 2014	0	305,000	381,250

Steven M. Oreskovich	February 17, 2014	0	187,500	234,375

Steven F. Tolle	February 17, 2014	0	130,000	162,500

Antonia A. Wells(1)	February 17, 2014	0	132,748	165,935

(1)	Ms. Wells’ target and maximum award amounts of $154,000 and $192,500, respectively, have been converted from Canadian Dollars to U.S. Dollars, based on the Bank of Canada Noon Spot Rate on December 31, 2014 (USD$1=CDN$0.8620).

Outstanding Equity Awards At 2014 Fiscal Year–End

The following table contains information concerning equity awards held by our Named Executive Officers that were outstanding as of December 31, 2014.

	OPTION AWARDS					STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Grant Date(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)

Justin C. Dearborn	400,000 150,000	–– 150,000	2.50 2.67	05/04/2010 05/09/2012	05/03/2016 05/08/2018	234,500	834,820

Nancy J. Koenig	100,000 50,000	–– 50,000	2.50 6.33	05/04/2010 03/01/2012	05/03/2016 02/28/2018	234,500	834,820

Steven M. Oreskovich	75,000 150,000	–– 150,000	2.50 2.67	05/04/2010 05/09/2012	05/03/2016 05/08/2018	117,250	417,410

Steven F. Tolle	67,500 50,000 6,250	22,500 50,000 18,750	6.07 6.33 3.09	11/01/2011 03/01/2012 04/05/2013	10/31/2017 02/28/2018 04/04/2019	117,250	417,410

Antonia A. Wells	50,000 50,000	–– 50,000	2.50 6.33	05/04/2010 03/01/2012	05/03/2016 02/28/2018	117,250	417,410

(1)	All options vest as to twenty five percent (25%) of the award on each of the first four anniversaries of the grant date.
(2)	Thirty three percent (33%) of the restricted stock of the original restricted stock award vested on November 5, 2014 (115,500 for each of Mr. Dearborn and Ms. Koenig, and 57,750 for each of Mr. Oreskovich, Mr. Tolle and Ms. Wells), thirty three percent (33%) of the restricted stock will vest on November 5, 2015, and the remaining thirty four percent (34%) of the restricted stock will vest on November 5, 2016.
(3)	Reflects the value as calculated using the closing market price of our Common Stock as of the last trading day in fiscal year 2014, December 31, 2014 ($3.56).

Option Exercises and Stock Vested in Fiscal 2014

The following table provides information on the value realized by each of our Named Executive Officers as a result of the exercise of options.  No restricted stock awards made to our Named Executive Officers vested during fiscal 2014.

	Option Awards			Stock Awards
	Number of Shares Acquired on Exercise (#)(1)		Value Realized on Exercise ($)(2)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(3)

Justin C. Dearborn	400,000	(4)	555,116	115,500	346,500
	200,000	(5)	175,386

Nancy J. Koenig	200,000	(6)	292,454	115,500	346,500

Steven M. Oreskovich	200,000	(7)	294,599	57,750	173,250

Steven F. Tolle	–––		–––	57,750	173,250

Antonia A. Wells	150,000	(8)	226,624	57,750	173,250

(1)	Represents the total number of stock options exercised during 2014 before the sale of option shares to cover the option exercise price, transaction costs and applicable taxes.
(2)
Represents “in the money” value of stock options at exercise calculated as: the difference between the market price at exercise and the exercise price, multiplied by the total number of options exercised.

(3)	Represents the market price at vesting multiplied by the total number of shares vested.
(4)
In connection with this stock option exercise, shares were sold to cover the payment of the exercise price and the applicable taxes due upon exercise with Mr. Dearborn retaining a total of 144,675 net gain shares.

(5)
In connection with this stock option exercise, shares were sold to cover the payment of the exercise price and the applicable taxes due upon exercise with Mr. Dearborn retaining a total of 39,500 net gain shares.

(6)
In connection with this stock option exercise, shares were sold to cover the payment of the exercise price and the applicable taxes due upon exercise with Ms. Koenig retaining a total of 85,000 net gain shares.

(7)
In connection with this stock option exercise, shares were sold to cover the payment of the exercise price and the applicable taxes due upon exercise with Mr. Oreskovich retaining a total of 77,000 net gain shares.

(8)
In connection with this stock option exercise, shares were sold to cover the payment of the exercise price and the applicable taxes due upon exercise with Ms. Wells retaining a total of 56,400 net gain shares.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Description of Agreements Providing for Potential Payments

The table below reflects the amount of compensation to each of the Named Executive Officers without a change in control and upon a change of control, in each case, in the event of termination of the Named Executive Officer’s employment arrangement with the Company (i) upon termination by the Company without cause, (ii) for cause, and (iii) upon the Named Executive Officer’s death or disability.  The amounts shown assume that such termination was effective as of December 31, 2014 and, thus, includes amounts earned through such time and are estimates of the amounts which would be paid upon termination.  The following assumes that the Board does not accelerate the vesting of or modify the rights to any vested or unvested equity awards of any participant upon a change in control.  The actual amounts to be paid out can only be determined at the time of termination.

	NO CHANGE IN CONTROL			UPON CHANGE IN CONTROL
Name	Payments upon Termination without Cause ($)	Payments upon Termination for Cause ($)	Payments upon Death or Disability ($)	Payments upon Termination without Cause ($)	Payments upon Termination for Cause ($)	Payments upon Death or Disability ($)

Justin C. Dearborn(1)	400,000	–––	–––	400,000	–––	–––

Nancy J. Koenig(1)	305,000	–––	–––	305,000	–––	–––

Steven M. Oreskovich(1)	250,000	–––	–––	250,000	–––	–––

Steven F. Tolle(2)	260,000	–––	–––	260,000	–––	–––

Antonia A. Wells(1)(3)	189,640	–––	–––	189,640	–––	–––

(1)	On July 3, 2008, we entered into letter agreements with Mr. Dearborn, Ms. Koenig, Mr. Oreskovich and Ms. Wells that provide for twelve (12) months’ base salary as severance upon a termination other than for cause and other than due to the executive officer’s death or disability, which cash severance will be payable over twelve (12) months, conditioned on their respective execution of a release agreement.
(2)	On November 1, 2012, we entered into an employment agreement with Mr. Tolle that provides for twelve (12) months’ base salary as severance upon a termination other than for cause and other than due to the executive officer’s death or disability, which cash severance will be payable over twelve (12) months, conditioned on his execution of a release agreement.
(3)	Ms. Wells’ payment has been converted from CDN $220,000 to U. S. Dollars, based on the Bank of Canada Noon Spot Rate on December 31, 2014 (U.S. $1 = CDN $0.8620).

COMPENSATION OF NON–EMPLOYEE DIRECTORS

Beginning in June 2008, we stopped paying cash compensation to our non–employee Directors and instead made a stock option grant to each of our non–employee Directors.  In 2014, the Nominating and Governance Committee revisited the issue of compensation for directors.  With the advice of Frederic W. Cook & Co., the Nominating and Governance Committee recommended to the Board, and the Board approved a framework for non-employee Director compensation.

Beginning in June 2014, following the annual meeting of Directors, Directors who are not employees of Merge Healthcare receive (i) a retainer of One Hundred Thousand Dollars ($100,000) per annum for their participation on the Board, payable in shares of restricted stock with one (1) year cliff vesting issued in accordance with the 2005 Equity Incentive Plan; (ii) One Thousand Five Hundred Dollars ($1,500) in cash for each Board meeting and for each Board committee meeting which they attend in person, and (iii) Seven Hundred Fifty Dollars ($750) in cash for each Board and each Board committee meeting in which they participate by teleconference.  In addition, each chair is eligible to receive a retainer paid in restricted stock, with quarterly vesting over a one (1) year period.  The Chair of the Board received a Twenty Five Thousand Dollar ($25,000) restricted stock grant, the Chair of the Audit Committee received a Twenty Thousand Dollar ($20,000) restricted stock grant, and each Chair of the Compensation, the Executive and the Nominating and Governance Committees received a Ten Thousand Dollar ($10,000) restricted stock grant.  For any non–employee Director who joins our Board following our annual meeting, such non–Employee Director is eligible to receive a pro-rated grant of restricted stock to reflect their service for the partial year.  The restricted stock grant will be pro-rated to the quarter of when such non–employee Director joins our Board of Directors also are reimbursed for certain expenses incurred in connection with attendance at board meetings.  The Nominating and Governance Committee has not yet determined whether any changes to this compensation structure will be recommended with respect to the term beginning after the Annual Meeting.

Our employee Directors, Mr. Dearborn and Ms. Koenig, do not receive any compensation for their service on the Board.  Mr. Ferro waived both the cash payments for meeting attendance and the annual equity award for his Board participation retainer and the Chairman of the Board retainer.

2014 Director Compensation

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Total ($)

Dennis Brown	21,750	135,000	156,750

William J. Devers Jr.	17,250	110,000	127,250

Matthew M. Maloney	2,250	100,000	102,250

Richard A. Reck	19,500	110,000	129,500

Neele Stearns, Jr.	24,750	120,000	144,750

OUTSTANDING EQUITY AWARDS OF DIRECTORS AT FISCAL YEAR END

The following table contains information concerning equity awards held by our non–employee Directors that were outstanding as of December 31, 2014.

	OPTION AWARDS(1)						STOCK AWARDS(3)
Name	Number of Securities Underlying Options (#)		Exercise Price of Option Awards ($ / Share)	Grant Date	Expiration Date	Aggregate Number of Securities Underlying Options (#)	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Dennis Brown	15,000		17.50	06/01/2005	06/01/2015	505,000	43,860	156,142
	15,000		6.59	12/28/2006	12/27/2016		7,676	27,327
	10,000		5.52	01/31/2007	01/30/2017
	15,000		6.01	05/11/2007	05/10/2017
	225,000		1.47	08/19/2008	08/18/2018
	225,000	(2)	6.33	03/01/2012	02/28/2018

William J. Devers Jr.	225,000	(2)	2.49	02/21/2014	02/20/2020	225,000	43,860	156,142
							2,193	7,807

Michael W. Ferro, Jr.(5)	––		––	––	––	––	––	––

Matthew M. Maloney	225,000	(2)	3.28	08/24/2012	08/23/2018	225,000	43,860	156,142

Richard A. Reck	15,000		17.50	06/01/2005	06/01/2015	495,000	43,860	156,142
	15,000		6.59	12/28/2006	12/27/2016		2,193	7,807
	15,000		6.01	05/11/2007	05/10/2017
	225,000		1.47	08/19/2008	08/18/2018
	225,000	(2)	6.33	03/01/2012	02/28/2018

Neele E. Stearns, Jr.	300,000		1.47	08/19/2008	08/18/2018	600,000	43,860	156,142
	300,000	(2)	6.33	03/01/2012	02/28/2018		4,386	15,614

(1)	All options are fully vested and exercisable, with the exception of the options granted on March 1, 2012 with a February 28, 2018 expiration date, the options granted on August 24, 2012 with an August 23, 2018 expiration date, and the options granted on February 21, 2014 with an February 20, 2020 expiration date, which options vest and are exercisable as noted below.
(2)	Options vest as to twenty five percent (25%) of the award on each of the first four anniversaries of the grant date.
(3)	Based on the compensation plan for the non–employee Directors, as proposed by the Nominating and Governance Committee, developed in consultation with the Company’s compensation consultant, Frederic W. Cook & Co., effective following the annual meeting of the Board in June of 2014, non–employee Directors received (i) an annual participation award of $100,000 paid in restricted stock, with one (1) year cliff vesting, and (ii) annual chair retainers ($25,000 for the Chair of the Board, $20,000 for the Chair of the Audit Committee, and $10,000 for the Chairs of each of the Compensation, Executive and the Nominating and Governance Committees) paid in restricted stock, with quarterly vesting over a one (1) year period.
(4)	Reflects the value as calculated using the closing market price of our Common Stock as of the last trading day in fiscal year 2014, December 31, 2014 ($3.56).
(5)	Mr. Ferro has waived both the cash payments for meeting attendance and the annual equity award for his Board participation retainer and the Chairman of the Board retainer.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of April 20, 2015, the beneficial ownership of shares of our Common Stock, by:  (i) each person that is known to us to beneficially own or exercise the voting or dispositive control of five percent (5%) or more of our outstanding Common Stock (either outright or on an as–converted basis); (ii) each of our Directors and Named Executive Officers; and (iii) all of our Directors and Executive Officers as a group.  Except pursuant to marital property laws or as otherwise indicated in the footnotes to the table, each of the stockholders named below has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.  In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire the beneficial ownership within sixty (60) days.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned(2)		Percentage of Total Outstanding
Michael W. Ferro, Jr.(3)	26,431,298		23.99%
Merrick Venture Management Holdings, LLC	21,105,857		19.16%
Merrick Ventures, LLC	4,925,441		4.47%
Guggenheim Capital, LLC; Guggenheim Partners, LLC; Guggenheim Partners Investment Management Holdings, LLC; and Guggenheim Partners Investment Management, LLC	12,081,603	(4)	10.46%
Dennis Brown	919,888		(	*)
Michael P. Cole	––		(	*)
Justin C. Dearborn	1,186,833		1.08%
William J. Devers Jr.	516,893		(	*)
Nancy J. Koenig	595,662		(	*)
Matthew M. Maloney	156,360		(	*)
Steven M. Oreskovich	590,879		(	*)
Richard A. Reck	746,634		(	*)
Neele E. Stearns, Jr.	799,242		(	*)
Steven F. Tolle	311,318		(	*)
Antonia A. Wells	343,399		(	*)
All Directors and Executive Officers as a Group (12 persons)	32,600,568		29.59%

(*)	Less than 1% of outstanding Common Stock.

(1)
The business address of each beneficial owner who is also a Director or Executive Officer of Merge Healthcare is c/o Merge Healthcare Incorporated, 350 North Orleans Street, First Floor, Chicago, Illinois 60654, with the exception of Mr. Oreskovich whose business address is c/o Merge Healthcare Incorporated, 900 Walnut Ridge Drive, Hartland, Wisconsin 53029.  The business address for each of Michael W. Ferro, Jr., Merrick Ventures, LLC and Merrick Venture Management Holdings, LLC is 350 North Orleans Street, Tenth Floor, Chicago, Illinois 60654.  The business address of Guggenheim Capital, LLC and Guggenheim Partners Investment Management Holdings, LLC is 227 West Monroe, Suite 4900, Chicago, Illinois 60606; the business address of Guggenheim Partners, LLC is 135 East 57th Street, New York, New York 10222; and the business address of Guggenheim Partners Investment Management, LLC is 100 Wilshire Boulevard, Santa Monica, California 90401 (collectively, the “Guggenheim Entities”).

(2)	Share amounts include the following numbers of shares of Common Stock which may be acquired upon the exercise of stock options which are currently exercisable or exercisable within sixty (60) days of April 20, 2015: 448,750 for Mr. Brown; 625,000 for Mr. Dearborn; 56,250 for Mr. Devers; 175,000 for Ms. Koenig; 112,500 for Mr. Maloney; 300,000 for Mr. Oreskovich; 438,750 for Mr. Reck; 525,000 for Mr. Stearns; 155,000 for Mr. Tolle, 125,000 for Ms. Wells, and 2,948,750 for all Directors and Executive Officers as a group.
(3)	Includes 21,105,857 shares held by Merrick Venture Management Holdings, LLC, of which Mr. Ferro is the Managing Member. Also includes 4,925,441 shares held by Merrick Ventures, LLC, as reported on a Form 4 filed with the Commission on November 8, 2013, by Mr. Ferro. Mr. Ferro and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Holdings. Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of Common Stock owned by Merrick Holdings and Merrick Ventures.
(4)	Represents shares of Common Stock obtainable upon conversion of 50,000 shares of Series A Convertible Preferred Stock beneficially owned by the Guggenheim Entities as reported on Form 3, and includes an additional 4,103 shares of Common Stock beneficially owned by an indirect, wholly–owned subsidiary of Guggenheim Partners Investment Management Holdings, LLC as reported on Schedule 13D, each filed with the Commission on March 9, 2015 by the Guggenheim Entities.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about the Company’s equity compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options		Weighted–average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by stockholders	4,003,493	(1)	$3.61	3,597,603	(2)
Equity compensation plans not approved by stockholders	––		––	––
Total	4,003,493		$3.61	3,597,603

(1)	Represents outstanding options to purchase the Company’s common stock.
(2)	Represents options available to purchase the Company’s common stock under the 2005 Equity Incentive Plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

REVIEW OF RELATED PERSON TRANSACTIONS

The Company adopted written policies and procedures regarding related person transactions.  For purposes of these policies and procedures:

•	A “related person” means any of our Directors, executive officers, nominees for director, holder of five percent (5%) or more of our Common Stock or any of their immediate family members; and

•	A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $50,000, and in which a related person had or will have a direct or indirect material interest.

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

Director Independence

Our Board follows The NASDAQ Global Select Market Rules regarding the independence of directors.  The Board recognizes that independent directors play an important role in assuring investor confidence.  As such, the Board has determined that each of Messrs. Brown, Cole, Devers, Maloney, Reck and Stearns is independent under the listing standards of The NASDAQ Global Select Market.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT AND NON-AUDIT FEES

The following table presents fees for professional services rendered by our independent registered public accounting firm for the audit of Merge Healthcare’s annual financial statements for the years ended December 31, 2014 and December 31, 2013.

	2014	2013
Audit fees (*)	$741,823	$781,075
Audit–related fees (**)	14,458	19,130
Tax	––	––
All other fees	––	––
Total fees	$756,281	$800,205

(*)	Audit fees include fees for the annual financial statement audit, quarterly reviews, registration statements, comfort letters, consents and review of, and assistance with, Current Reports on Form 8–K.
(**)	Audit–related fees include fees for assistance with proposed transactions.

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

We, the members of the Audit Committee, represent the following:

1.	The Audit Committee has reviewed and discussed Merge Healthcare’s audited financial statements with management;

2.	The Audit Committee has also received from, and discussed with, BDO USA, LLP, Merge Healthcare’s independent registered public accounting firm for fiscal year 2014, the matters required to be discussed by PCAOB Auditing Standard No. 16 (Communications with Audit Committee);

3.	The Audit Committee has received the written disclosures and the letter from BDO USA, LLP required by the Public Company Accounting Oversight Board rule that relates to independence (Rule 3526), and has discussed with BDO USA, LLP, its independence as Merge Healthcare’s independent registered public accounting firm; and

4.	Based on the review and discussions referred to above, the Audit Committee recommended to our Board that the audited financial statements be included in Merge Healthcare’s Annual Report on Form 10–K for the year ended December 31, 2014, for filing with the Commission.

The Audit Committee
Neele E. Stearns, Jr., Chairperson
Dennis Brown
Richard A. Reck

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this annual report:

The financial statements are included in Item 8 of the Original Form 10−K:

(b)  See Exhibit Index that follows.

Exhibit Index

Exhibit	Description	Incorporated Herein by Reference to	Filed Herewith

3.1	Certificate of Incorporation of the Registrant as filed on October 14, 2008	Exhibit 3.1 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

3.2	Amendment to the Certificate of Incorporation of the Registrant as filed on September 27, 2010	Exhibit 3.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated September 30, 2010 (File No. 001-33006), as filed on September 30, 2010

3.3	Bylaws of Registrant	Exhibit 3.3 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

10.1	Registration Rights Agreement, dated June 4, 2008, by and between the Registrant and Merrick RIS, LLC	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 6, 2008 (File No. 001-33006), as filed on June 6, 2008

10.2	Securities Purchase Agreement, dated May 21, 2008, by and among the Registrant, the subsidiaries listed on the Schedule of Subsidiaries attached thereto, and Merrick RIS, LLC	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 22, 2008 (File No. 001-33006), as filed on May 22, 2008

10.3	Employment Letter Agreement between the Registrant and Justin C. Dearborn entered into as of June 4, 2008*	Exhibit 10.19 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.4	Employment Letter Agreement between the Registrant and Steven M. Oreskovich entered into as of June 4, 2008 *	Exhibit 10.20 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.5	Employment Letter Agreement between the Registrant and Nancy J. Koenig entered into as of June 4, 2008*	Exhibit 10.21 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.6	Employment Letter Agreement between the Registrant and Antonia A. Wells entered into as of June 4, 2008*	Exhibit 10.22 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 15, 2008 (File No. 001-33006), as filed on July 15, 2008

10.7	Employment Letter Agreement between the Registrant and Steven Tolle entered into as of November 1, 2012*	Exhibit 10.1 to the Quarterly Report on Form 10-Q of Merge Healthcare Incorporated for the three months ended March 31, 2014 (File No. 001-33006), as filed on April 30, 2014

10.8	First Amendment, dated July 1, 2008, to that certain Securities Purchase Agreement, dated as of May 21, 2008, by and among the Registrant, certain of its subsidiaries and Merrick RIS, LLC	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated July 7, 2008 (File No. 001-33006), as filed on July 7, 2008

10.9	1998 Stock Option Plan for Directors*	Exhibit 10.8 to the Annual Report on Form 10-KSB of Merge Healthcare Incorporated for the fiscal year ended December 31, 1997 (File No. 001-33006), as filed on May 5, 1998

10.10	2000 Employee Stock Purchase Plan of the Registrant effective July 1, 2000 (as amended through the first amendment thereto) *	Annex A to the Proxy Statement for Annual Meeting of Shareholders of Merge Healthcare Incorporated dated April 29, 2014 (File No. 001-33006), as filed on April 28, 2014

10.11	2005 Equity Incentive Plan (as amended through the fourth amendment thereto)*	Annex A to the Proxy Statement for Annual Meeting of Shareholders of Merge Healthcare Incorporated dated April 30, 2013 (File No. 001-33006), as filed on April 30, 2013

10.12	Form of stock option agreement*	Exhibit 10.15 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2005 (File No. 001-33006), as filed on August 30, 2006

10.13	Form of Restricted Stock award*	**

10.14	Letter Agreement, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French*	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 20, 2013 (File No. 001-33006), as filed on May 20, 2013

10.15	General Release, dated May 17, 2013, between Merge Healthcare Incorporated and Ann Mayberry-French*	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 20, 2013 (File No. 001-33006), as filed on May 20, 2013

10.16	Letter Agreement, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges*	Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated August 9, 2013 (File No. 001-33006), as filed on August 9, 2013

10.17	General Release, dated August 8, 2013, between Merge Healthcare Incorporated and Jeffery A. Surges*	Exhibit 10.2 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated August 9, 2013 (File No. 001-33006), as filed on August 9, 2013

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
Exhibit 10.2 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 5, 2014 (File No. 001-33006), as filed on May 5, 2014

10.20	Form of Director Indemnification Agreement	**

14.1	Code of Ethics	Exhibit 14.1 to the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

14.2	Whistleblower Policy	Exhibit 14.2 of the Annual Report on Form 10-K of Merge Healthcare Incorporated for the fiscal year ended December 31, 2008 (File No. 001-33006), as filed on March 11, 2009

21	List of Subsidiaries of the Registrant	**

23.1	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP	**

24.1	Power of Attorney	**

31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	**

31.2	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934	**

31.3	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X

31.4	Certificate of Chief Financial Officer (principal financial officer) Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934		X

32
Certificate of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**

101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the consolidated Statements of Cash Flows, and (v) the Consolidated Statements of Comprehensive Loss
**

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K/A.
**	Filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merge Healthcare Incorporated

Date: April 30, 2015	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer