Form 10-Q
period 2015-03-31
MERGE HEALTHCARE INC
filed 2015-04-30
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of April 20, 2015:  98,655,007.

Index
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

ASSETS	March 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents, including restricted cash of $186 and $209 at March 31, 2015 and December 31, 2014	$24,784	$42,531
Accounts receivable, net of reserves of $3,746 and $4,990 at March 31, 2015 and December 31, 2014	47,877	51,300
Inventory	6,483	5,686
Prepaid expenses	5,551	3,690
Deferred income taxes	564	1,131
Other current assets	8,746	11,110
Total current assets	94,005	115,448
Property and equipment:
Equipment	9,514	9,159
Office equipment	3,975	2,927
Leasehold improvements	1,903	1,589
	15,392	13,675
Less accumulated depreciation	10,199	9,596
Net property and equipment	5,193	4,079
Purchased and developed software, net of accumulated amortization of $25,133 and $23,764 at March 31, 2015 and December 31, 2014	42,248	14,585
Other intangible assets, net of accumulated amortization of $39,940 and $38,370 at March 31, 2015 and December 31, 2014	34,706	17,956
Goodwill	267,263	214,374
Deferred income taxes	5,211	5,396
Other assets	2,502	2,499
Total assets	$451,128	$374,337
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,972	$21,072
Current maturities of long-term debt	11,750	11,750
Accrued wages	6,795	11,169
Restructuring accrual	1,165	-
Other current liabilities	3,502	4,996
Deferred revenue	63,206	53,184
Total current liabilities	107,390	102,171
Long-term debt, less current maturities, net of unamortized discount	210,352	213,676
Deferred income taxes	3,769	4,025
Deferred revenue	503	1,091
Income taxes payable	1,114	1,109
Other liabilities	1,757	1,664
Total liabilities	324,885	323,736

Series A Convertible Preferred Stock, $0.01 par value: 50,000 shares authorized; 50,000 and zero shares issued and outstanding at March 31, 2015 and December 31, 2014, liquidation preference $50,000 and zero at March 31, 2015 and December 31, 2014	50,000	-

Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 98,643,015 and 98,442,336 shares issued and outstanding at March 31, 2015 and December 31, 2014	986	984
Common stock subscribed, 11,992 and 14,429 shares at March 31, 2015 and December 31, 2014	51	49
Additional paid-in capital	591,800	590,938
Accumulated deficit	(525,851)	(543,622)
Accumulated other comprehensive income	1,742	1,766
Total Merge shareholders' equity	68,728	50,115
Noncontrolling interest	7,515	486
Total shareholders' equity	76,243	50,601
Total liabilities and shareholders' equity	$451,128	$374,337

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2015	2014
Net sales:
Software and other	$16,802	$15,083
Professional services	9,484	10,489
Maintenance and EDI	28,117	25,331
Total net sales	54,403	50,903
Cost of sales:
Software and other	6,182	6,101
Professional services	6,764	6,347
Maintenance and EDI	7,800	6,963
Depreciation and amortization	1,481	1,595
Total cost of sales	22,227	21,006
Gross margin	32,176	29,897
Operating costs and expenses:
Sales and marketing	8,978	8,007
Product research and development	8,228	7,580
General and administrative	7,512	7,360
Acquisition-related expenses	351	26
Restructuring and other expenses	1,178	-
Depreciation and amortization	2,099	2,482
Total operating costs and expenses	28,346	25,455
Operating income	3,830	4,442
Other income (expense):
Interest expense	(4,258)	(4,161)
Other, net	(268)	25
Total other income (expense)	(4,526)	(4,136)
Income (loss) before income taxes	(696)	306
Income tax benefit	(18,391)	(19)
Net income	17,695	325
Less: noncontrolling interest's share	(76)	2
Net income attributable to Merge	17,771	323
Less: preferred stock dividends and dividend equivalents related to accretion	5,328	-
Net income attributable to common shareholders of Merge	$12,443	$323

Net income per share attributable to common shareholders of Merge - basic	$0.11	$0.00
Weighted average number of common shares outstanding - basic	96,616,916	94,656,786
Net income per share attributable to common shareholders of Merge - diluted	$0.11	$0.00
Weighted average number of common shares outstanding - diluted	96,616,916	95,996,566

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$17,695	$325
Translation adjustment	(24)	-
Comprehensive income	17,671	325
Less: noncontrolling interest's share	(76)	2
Comprehensive income attributable to Merge	$17,747	$323

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$17,695	$325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,580	4,077
Share-based compensation	1,265	1,530
Amortization of term loan and note payable issuance costs and discounts	222	492
Provision for doubtful accounts receivable and allowances, net of recoveries	290	525
Deferred income taxes	(18,320)	279
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	6,607	10,044
Inventory	(480)	10
Prepaid expenses	(1,435)	(155)
Accounts payable	(1,506)	(1,898)
Accrued wages	(5,745)	(352)
Restructuring accrual	1,165	(186)
Other accrued liabilities	(3,197)	(855)
Deferred revenue	(1,762)	(3,308)
Other	2,372	(680)
Net cash provided by operating activities	751	9,848

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(63,059)	-
Purchases of property, equipment and leasehold improvements	(1,248)	(333)
Purchased technology	-	(170)
Capitalized software development	(393)	(596)
Change in restricted cash	23	160
Net cash used in investing activities	(64,677)	(939)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	-
Stock issuance cost paid	(288)	-
Preferred stock dividends	(413)	-
Principal payments on term loans	(2,938)	(8,592)
Waiver and amendment costs paid	(573)	-
Principal payments on capital leases	(140)	(167)
Proceeds from exercise of stock options and employee stock purchase plan	578	51
Net cash provided by (used in) financing activities	46,226	(8,708)

Effect of exchange rates on cash and cash equivalents	(24)	-

Net (decrease) increase in cash and cash equivalents	(17,724)	201
Cash and cash equivalents (net of restricted cash), beginning of period (1)	42,322	19,337
Cash and cash equivalents (net of restricted cash), end of period (2)	$24,598	$19,538

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,027	$3,590
Cash paid for income taxes, net of refunds	$60	$46

Non-Cash Investing and Financing Activities
Intrinsic value of beneficial conversion feature - Series A convertible preferred stock	$4,349	$-
Accretion to redemption value - Series A convertible preferred stock	$566	$-
Stock issuance costs in accounts payable	$278	$-

(1)	Net of restricted cash of $209 and $392 at December 31, 2014 and 2013, respectively.
(2)	Net of restricted cash of $186 and $232 at March 31, 2015 and 2014, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

Index
Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q.  Accordingly, certain information and notes required by United States of America generally accepted accounting principles (GAAP) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which we sometimes refer to collectively as Merge, we, us or our).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations.  Such adjustments are of a normal recurring nature, unless otherwise noted.  The results of operations in the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for any future period.

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

(2)	Acquisition

On February 25, 2015, we acquired 91.5% of the outstanding common shares and voting interest of D.R. Systems, Inc. (“DR Systems”) for cash consideration of $76,514. Cash acquired was $13,455. The results of DR System’s operations have been included in the consolidated financial statements since that date.  DR Systems is a provider of PACS, RIS and CVIS advanced image processing systems and other medical imaging information system products and services primarily in the United States. We acquired DR Systems to expand our customer base and gain access to its intellectual property and employees.

The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of finalizing third-party valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax liabilities are subject to change.

Estimated Fair Value
Cash	$13,455
Other tangible assets	4,773
Deferred revenue	(11,196)
Deferred tax liabilities	(18,817)
Liabilities assumed	(4,446)
Customer relationships	17,620
Trade names	420
Non-competes	280
Purchased software and technology	28,640
Goodwill	52,889
Fair value of assets acquired and liabilities assumed	83,618
Less noncontrolling interest	7,104
Total consideration	$76,514

Index
Acquired intangible assets are subject to a weighted-average useful life as shown in the following table:

	Years	Amortization Method

Customer relationships	12.0	Other
Trade names	2.0	Straight-line
Non-competes	4.0	Straight-line
Purchased software and technology	9.8	Straight-line
Goodwill	Indefinite	N/A

As noted above, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The $52,889 of goodwill was assigned to our Merge Healthcare segment. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce and business activities of DR Systems. None of the goodwill is expected to be deductible for income tax purposes.

We recognized $351 of acquisition related costs that were expensed in the current period. These costs are included in the condensed consolidated statements of operations in the line item acquisition-related expenses. From the acquisition date to the period ended March 31, 2015, our condensed consolidated statements of operations include revenues of $2,824 and a loss of $885 related to DR Systems. The loss includes $645 of restructuring charges and $388 in amortization expense related to acquired intangible assets.

The following represents the pro forma consolidated statements of operations as if DR Systems had been included in our consolidated results for the entire three months ended March 31, 2015 and 2014:

Pro forma consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
Net sales	$61,031	$60,446
Net income (loss) attributable to common shareholders of Merge	(1,858)	13,369

Net income (loss) per share attributable to common shareholders of Merge:
Basic	$(0.02)	$.13
Diluted	$(0.02)	$.13

These results have been adjusted to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2014. The results also include the effects of the 8.5% dividend on the Series A Convertible Preferred Stock (“Preferred Stock”) we issued to enable us to complete the acquisition as if the issuance had occurred on January 1, 2014. The recognition of an $18,393 deferred tax asset valuation reserve release and the $4,915 of dividend equivalents related to the Preferred Stock issuance have been shown as 2014 adjustments to net income (loss) attributable to common shareholders of Merge and have been excluded from the 2015 pro forma results.

The fair value of the 8.5% non-controlling interest in DR Systems is estimated to be $7,104. During the second quarter of 2015, we completed a process to acquire the non-controlling interest at the same per share price as was paid to the majority shareholders. Therefore, we have not assumed adjustments due to the lack of control or lack of marketability that market participants would normally consider when estimating the fair value of the noncontrolling interest in DR Systems.  See Note 15 for further discussion of our acquisition of the non-controlling interest.

Index
(3)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer and other receivables, all of which are due within the next twelve months. The balances are comprised of the following as of the dates indicated:

	Balance at March 31, 2015	Balance at December 31, 2014
Revenue recognized in excess of billings, net of reserves of $1,180 and $1,389, respectively	$8,740	$9,924
Other current assets	6	1,186
	$8,746	$11,110

Other current liabilities consist primarily of customer deposits, the current portion of certain acquisition obligations, and other liabilities, all of which are due within the next twelve months.  The balances are comprised of the following as of the dates indicated:

	Balance at March 31, 2015	Balance at December 31, 2014
Customer deposits	$2,335	$1,956
Acquisition obligation	179	267
Other liabilities	988	2,773
	$3,502	$4,996

(4)	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the three months ended March 31, 2015, are as follows:

	Total	Merge Healthcare	Merge DNA

Balance at December 31, 2014	$214,374	$194,115	$20,259
Increase due to DR Systems acquisition	52,889	52,889	-
Balance at March 31, 2015	$267,263	$247,004	$20,259

Other Intangible Assets

The following is a summary of intangible assets subject to amortization:

		March 31, 2015		December 31, 2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Purchased software and technology	7.9	$61,137	$22,872	$32,497	$21,706
Capitalized software	4.5	6,244	2,261	5,852	2,058
Customer relationships	8.5	61,284	28,836	43,664	27,440
Backlog	0.0	8,100	8,100	8,100	8,100
Trade names	4.6	1,883	821	1,463	764
Non-competes	2.5	3,379	2,183	3,099	2,066
Total		$142,027	$65,073	$94,675	$62,134

Index
Estimated aggregate amortization expense for our intangible assets, which are expected to become fully amortized in 2027, is as follows:

For the remaining nine months of the year ending December 31:	2015	$11,061
For the year ending December 31:	2016	13,392
2017		11,068
2018		8,806
2019		6,914
Thereafter		25,713
Total		$76,954

In the three months ended March 31, 2015, we increased the gross carrying amount of purchased software and technology, customer relationships, trades names, and non-competes by $28,640, $17,620, $420 and $280, respectively, in conjunction with the acquisition of DR Systems. For the three months ended March 31, 2015, we also added $393 in capitalized software.

Amortization expense is set forth in the following table:

	Three Months Ended March 31,
	2015	2014
Amortization included in cost of sales:
Purchased software and technology	$1,166	$1,258
Capitalized software	204	43
Backlog	-	58
Subtotal	1,370	1,359

Amortization included in operating expenses:
Customer relationships	1,396	1,758
Trade names	57	40
Non-competes	116	115
Subtotal	1,569	1,913
Total amortization	$2,939	$3,272

(5)	Fair Value Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, non‑marketable securities, accounts payable, notes payable and certain accrued liabilities.  The carrying amounts of our cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to the short maturity of these instruments.  The carrying value of our long-term debt recognized in the consolidated balance sheets as of March 31, 2015 and December 31, 2014, was approximately $222,102 and $225,426, respectively, while the fair value of long-term debt as of March 31, 2015 and December 31, 2014, was approximately $226,188 and $229,125, respectively, based on Level 2 inputs consisting of quoted market prices for the same issues or quoted market prices for similar issues in active markets.  See Note 7 for further discussion of our debt.

Non-Current Investments

At March 31, 2015 and December 31, 2014, we held certain equity securities in private companies, which are classified within other assets in our condensed consolidated balance sheets.  The investments in these equity securities are classified as Level 3 investments and are reported at cost or on an equity basis using the equity method of accounting.  Any losses due to impairment in value are recorded as realized losses when such losses occur.  The carrying value of these Level 3 investments at March 31, 2015 and December 31, 2014, is $453.

Index
(6)	Restructuring

During the three months ended March 31, 2015, we completed a restructuring initiative after the aquisition of DR Systems that reduced our workforce by approximately 6% due to the existence of redundant positions.  We recorded restructuring charges of $1,178 related to this initiative.  The following table sets forth the activity in the three months ended March 31, 2015, related to restructuring activities consisting solely of employee termination costs:

Employee Termination Costs
Balance at December 31, 2014	$-
Charged to expense	1,178
Payments	(13)
Balance at March 31, 2015	$1,165

See Note 13 Segment Information, for restructuring and other expenses by segment.

(7)	Debt

Term Loan

Our Term Loan was established pursuant to a credit agreement (the “Credit Agreement”) on April 29, 2014.  The Credit Agreement contains financial covenants consisting of a total leverage and an interest coverage ratio which became applicable on March 31, 2015. The total leverage and interest coverage ratios are based on consolidated EBITDA as defined in the Credit Agreement and are not to exceed 6.50:1 or be less than 2.150:1, respectively, as of March 31, 2015. We were in compliance with all applicable operating covenants at March 31, 2015.

Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period and optional rate, borrowings under the Credit Agreement bore interest at a rate of 7.00% per annum through March 31, 2015.  As of March 31, 2015, borrowings had a weighted average interest rate of 7.00%. Interest is currently payable on the last business day of each month.

We are required to make quarterly principal payments totaling $2,938 over the life of the Term Loan. We have made all required quarterly principal payments through March 31, 2015. The Credit Agreement also includes a required annual repayment of principal at no premium in the first quarter of each year based upon a defined calculation of excess cash flows generated by us. As of March 31, 2015, the future maturities of principal under the Term Loan for the remainder of 2015 will be $8,813 and for each of the years ending December 31, 2016, 2017, 2018, 2019 are $11,750, respectively, with $170,375 due in 2020.

Our prior term loan and revolving credit facility were both terminated on April 29, 2014.  During 2014, we made required principal payments of $592 against the prior term loan as well as additional voluntary payments of $8,000.

2015 Waiver and First Amendment to Credit Agreement

We received a waiver and amended the Credit Agreement (the “First Amendment”) on February 25, 2015 in connection with our acquisition of DR Systems. Our lenders agreed to waive the requirement under the Credit Agreement to make a mandatory prepayment of the term loans to the extent that the excess cash flow for the 2014 excess cash flow period was used for the purchase of DR Systems and for related fees, costs or expenses.  The First Amendment allowed for the issuance of the Preferred Stock, including dividends due thereunder and future issuances on similar terms, and the acquisition of DR Systems.  We are also permitted to make payment-in-kind dividends on the Preferred Stock or any replacement Preferred Stock. The First Amendment also expanded the definition of events of default such as a default under the Preferred Stock agreement, our inability to redeem Preferred Stock within 90 days of exercise by the preferred holder and certain situations in which replacement Preferred Stock would be issued by us.

In connection with the First Amendment, we paid our lenders a fee of $573 which was capitalized as additional debt discount and will be amortized over the remaining life of the Term Loan in accordance with ASC 470-50 Debt – Modifications and Extinguishments since our debt was considered modified.  Third party fees of $145 were expensed and are included in other income expense in our condensed consolidated statement of operations.

Index
Interest Expense and Other

In the three months ended March 31, 2015 and 2014, we recorded $4,244 and $4,119, respectively, of interest expense related to our debt, including $36 and $316 respectively, of amortization of debt issuance costs and $186 and $176, respectively, of amortization of debt discount.  In the three months ended March 31, 2015 and 2014, we made interest payments of $4,010 and $3,551, respectively, related to the Term Loan and our prior term loan.  Our borrowings under the Term Loan had an effective interest rate of 7.57% at March 31, 2015.

As of March 31, 2015 and December 31, 2014, the long term debt balance in our condensed consolidated balance sheets include $4,086 and $3,699 of unamortized debt discount, respectively and the balance of unamortized issuance costs included in other assets is $747 and $783 respectively. The debt discount is being amortized over the life of the Term Loan using the effective interest method.

Variable Interest Rate Risk

To partially offset variable interest rate risks, we maintain an interest rate cap at 3.00% (versus the 1.00% LIBOR floor) with a notional amount equal to $122,269 as of March 31, 2015.  The notional amount of the interest rate cap decreases over time to $121,950 as of September 29, 2015, and thereafter is equal to $62,316 until termination on October 23, 2015.

(8)	Series A Convertible Preferred Stock

On February 25, 2015, we issued 50,000 shares of Preferred Stock, par value $0.01 per share for an aggregate purchase price of $50,000 pursuant to a stock purchase agreement.  We used the net proceeds to finance the acquisition of DR Systems and to pay fees related to the transactions.

Participation Rights and Dividends

 The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has an initial liquidation value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative, compounding dividends payable quarterly in cash at a rate of 8.5% per annum provided we have profit, surplus or other funds legally available for the payment of dividends.  If we do not have legally available funds, we may elect to pay dividends in-kind with additional shares of Preferred Stock. On March 31, 2015, we paid cash dividends to holders of the Preferred Stock in the amount of $413.

The holders of Preferred Stock are entitled to receive dividends declared or paid on our common stock and are entitled to vote together with the holders of our common stock as a single class, in each case, on an as-converted basis. Holders of Preferred Stock have certain consent rights that require us to get the written consent of a majority of the holders regarding actions that affect them including actions that; (1) liquidate, dissolve or wind-up Merge, (2) amend, modify, or repeal of our Certificate of Incorporation and Bylaws that would adversely affect them, (3) reduce their liquidation preference and (4) include the issuance of pari passu or senior equity securities.

Conversion by Us

Beginning on the first anniversary of the date of issuance, at our election, all or a portion of the Preferred Stock will be convertible into the relevant number of shares of common stock provided that the average of the volume weighted average prices (the VWAPs) during the 30 consecutive trading day period ending on the trading day prior to the date we deliver a notice of redemption is greater than $8.28, subject to a proportionate adjustment in the event of a stock split, stock dividend, combination or other proportionate recapitalization. If we elect to convert the Series A Preferred Shares the holders of the Series A Preferred Shares may, so long as we are permitted to make such payment in cash under the terms of the Credit Agreement (or any subsequent senior credit facility), elect to have us redeem their shares for an amount in cash equal to 80% of the redemption price. In connection with any such conversion, any unpaid Series A dividends will be paid in cash, if permitted and if not in Series A Preferred Shares which will be deemed to convert into common stock prior to any then outstanding Series A Preferred Shares.

The Preferred Stock is convertible into 12,077,500 shares of our common stock based on the conversion rate in place as of March 31, 2015. The conversion rate is subject to customary anti-dilution and other adjustments, except with respect to certain excluded issuances.

Index
Conversion by the Holders

 The Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $4.14 per share, subject to adjustment. Without stockholder approval, a conversion cap exists such that the conversion of the Preferred stock is capped at 19.99% of the common shares outstanding immediately prior to the date of issuance in connection with a conversion.

Redemption by Us

At any time after the first anniversary, we will have the right to redeem not less than all of the Preferred Stock provided that, at the time of any such redemption, the average of the VWAPs during the 30 consecutive trading day period ending on the trading day prior to the date we deliver a notice of redemption is greater than $8.28. Upon any such redemption, we will pay a price per Series A Preferred Share with respect to which such redemption requests have been made in cash equal to the greater of (i) (A) the liquidation value, (as defined in the Credit Agreement) multiplied by 2, (B) plus any Preferred Stock unpaid dividends with respect to the Preferred Stock upon such occurrence and (ii) the sum of (A) the product of (1) the then current fair market value of our common stock and (2) the initial conversion rate and (B) any Preferred Stock unpaid dividends with respect to the Preferred Stock upon such occurrence (the “Redemption Price”); provided, further that if we elect to redeem the Series A Preferred Shares (including any Preferred Stock unpaid dividends), the holders of the Preferred Stock may, within three days following receipt of our notice to redeem, elect to convert such holders’ Series A Preferred Shares into common stock at the then-applicable conversion price (prior to the stockholder approval, subject to the conversion cap), provided that any Preferred Stock unpaid dividends will be paid in cash to the extent permitted under the Credit Agreement (or any subsequent senior credit facility entered into by us) and applicable law. Notwithstanding anything to the contrary in the Certificate of Designations, each holder of Series A Preferred Shares to be redeemed by us may elect to convert all or any portion of the Series A Preferred Shares held by such holder into conversion stock (as defined in the Credit Agreement) at any time prior to the applicable redemption date.

Redemption by Holder

At any time prior to August 25, 2015, any holder of Series A Preferred Shares may request redemption, out of funds legally available therefor, of all or any portion of the Series A Preferred Shares held by such holder, by delivering written notice of such request to us specifying the number of Series A Preferred Shares to be so redeemed. We will then redeem such specified number of Series A Preferred Shares, on a date that is no later than 90 days following the receipt of such notice, at a price per Series A Preferred Share in cash equal to the liquidation value, plus all Preferred Stock unpaid dividends; provided that in the event we fail to or do not otherwise redeem the total number of Series A Preferred Shares, then, commencing on the day following receipt of holder’s notice, the dividend rate on each Series A Preferred Share will accrue on a daily basis at an additional rate of three percent (3%) per annum for the first 180 days, and an additional two percent (2%) per annum will be added to such increased dividend rate after each 180 day period on which any Series A Preferred Share has not been redeemed; provided further that the dividend rate will be subject to a maximum cap of fifteen and one half percent (15.5%).

At any time on or after July 29, 2020, any holder of Series A Preferred Shares may request redemption, out of funds legally available therefor, of all or any portion of the Series A Preferred Shares held by such holder, by delivering written notice of such request to us specifying the number of Series A Preferred Shares to be so redeemed and the date of such redemption (which date may not be earlier than 30 days after delivery of such redemption notice). We will be required to redeem on the date so specified in such holder’s written notice delivered to us all or any portion of their Series A Preferred Shares with respect to which such redemption requests have been made at a price per Series A Preferred Share in cash equal to the liquidation value, plus all Preferred Stock unpaid dividends.

At any time during a 10 day period following a debt refinancing by us, any holder of Series A Preferred Shares may request redemption, out of funds legally available therefor, of all or any portion of the Series A Preferred Shares held by such holder. We will be required to redeem their Series A Preferred Shares at a price per Series A Preferred Share in cash equal to the greater of (x) the liquidation value, plus any Preferred Stock unpaid dividends with respect to the Preferred Stock upon such occurrence, plus the amount of any prepayment premium (as defined in the Credit Agreement) required pursuant to the terms of the Credit Agreement as if the Credit Agreement was to be repaid on the date specified for redemption in such holder’s written notice to us, and (y) the sum of (A) the product of (1) the then current fair market value of the common stock and (2) the initial conversion rate, and (B) any Preferred Stock unpaid dividends with respect to the Preferred Stock upon such occurrence.  If following the refinancing repayment eligibility date, we do not repay all amounts outstanding pursuant to the Credit Agreement or any replacement credit facility entered into by us, we are prohibited from calling the Series A Preferred for redemption at the time.

Index
Change in Control

Upon certain change of control events involving us, the holders can require us to repurchase the Preferred Stock for an amount in cash equal to the greater of (i) the liquidation value, multiplied by 1.5 or (ii) (A) the liquidation value, multiplied by 1.25, (B) plus any Series A unpaid dividends with respect to the Preferred Stock upon such occurrence; provided, that the Preferred Stock majority holders may waive the right to receive the change of control payment in connection with any change of control.

In connection with the issuance of the Preferred Stock, we incurred expenses of approximately $566 which were netted against the proceeds allocated to the fair value of the preferred shares.  We also recognized a beneficial conversion feature at the time of issuance in accordance with ASC-470-20 and allocated its intrinsic value of $4,349 to paid-in-capital. We then immediately amortized the intrinsic value in full and recognized it as a dividend to the preferred shareholders since the Preferred Stock was convertible upon issuance. The intrinsic value was measured as the difference between the closing price of our common stock on February 25, 2015, of $4.50 and the conversion price of $4.14 per common share.

 In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, preferred stock with redemption features that are not solely within the control of the issuer are required to be presented outside of permanent equity on the condensed consolidated balance sheet. Under the stock purchase agreement and as noted above, the holder has the option to redeem the Preferred Stock any time through August 25, 2015, and then again on or after July 29, 2020, or upon a change in control or subsequent to our call for conversion and the holders' right to redeem for cash. As such, the Preferred Stock is presented in temporary or mezzanine equity on the condensed consolidated balance sheet and was accreted up to the stated redemption value of $50,000 at March 31, 2015, and will be on each future balance sheet based upon the facts and circumstances at the time using an appropriate accretion method over an appropriate redemption period that ends on July 29, 2020, the next earliest probable date at which the Preferred Stock will become redeemable.

(9)	Share-Based Compensation

Stock Options

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense included in the condensed consolidated statements of operations:
Software and other cost of sales	$13	$13
Professional services cost of sales	23	28
Maintenance and EDI cost of sales	22	23
Sales and marketing	334	641
Product research and development	189	200
General and administrative	684	625
Share-based compensation expense, net of tax	$1,265	$1,530

Index
Stock option activity in the three months ended March 31, 2015, is set forth in the following table:

Number of Options
Options outstanding, December 31, 2014	5,992,868
Options granted	95,000
Options exercised	(186,250)
Options forfeited and expired	(38,125)
Options outstanding, March 31, 2015	5,863,493

Options exercisable, March 31, 2015	4,265,993

Restricted Stock

Restricted stock activity in the three months ended March 31, 2015, is set forth in the following table:

Number of Shares
Restricted stock outstanding, December 31, 2014	1,942,748
Restricted stock granted	-
Restricted stock vested	(108,223)
Restricted stock forfeited	-
Restricted stock outstanding, March 31, 2015	1,834,525

As of March 31, 2015, there was approximately $5,784 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

(10)	Commitments and Contingencies

Litigation

In August 2010, Merge Healthcare was sued in the Northern District of Texas by the Court-appointed receiver for Stanford International Bank, Ltd.  The receiver alleges that Merge Healthcare was a recipient of a fraudulent conveyance as a result of a Ponzi scheme orchestrated by Robert Stanford and Stanford International Bank, Ltd. (SIBL).  Merge Healthcare is not alleged to have participated in the Ponzi scheme.  The receiver’s claims arise from the failed acquisition of Emageon, Inc. (Emageon) by Health Systems Solutions, Inc. (HSS), an affiliate of SIBL, in February 2009, which resulted in the payment of a $9,000 break-up fee by HSS, which payment is alleged to have been financed by SIBL.  Merge Healthcare subsequently acquired Emageon as part of our AMICAS acquisition.  The complaint seeks to recover the $9,000 payment to Emageon, plus interest, costs, and attorneys’ fees.  We have retained litigation counsel and intend to vigorously defend this action.  We filed a motion to dismiss the complaint, which motion was denied.  Trial has been scheduled for November 2015.  Discovery in this matter is ongoing.  We believe it is reasonably possible that we may incur a loss with respect to this matter.  The potential loss may lie in a range from zero to the full amount claimed, plus interest.

Index
On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claims to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014, related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls.  Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed.  A hearing was held on March 26, 2014, before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the purported class action cases and to appoint ATRS as lead plaintiff.  ATRS filed an amended complaint on May 28, 2014.  We filed a motion to dismiss the purported class action lawsuit and, on March 12, 2015, the Court issued a Memorandum Opinion and Order granting our motion and dismissing the lawsuit. To date, no appeal has been filed.  On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the purported securities class action complaints.  Subsequently, two other derivative complaints were filed in the United States District Court of the Northern District of Illinois.  On June 6, 2014, the judge assigned to the purported class action case granted our motion to reassign the two Federal derivative actions to her on the basis of relatedness and stayed the Federal derivative cases until she rules on our motion to dismiss the class action case.  The derivative cases currently remain stayed by informal agreements with plaintiffs’ counsel.  The plaintiffs in the purported class action and derivative cases have not claimed a specific amount of damages.  Merge Healthcare and the other named defendants are actively considering all possible responses to these complaints.  While we intend to defend the claims vigorously and carry directors and officers insurance, it is reasonably possible that we may incur a loss in this matter.  At this stage of the proceedings, however, it is not possible for management to reasonably estimate either the likelihood of such a loss or its magnitude.

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

In the three months ended March 31, 2015, we reversed a portion of the tax valuation allowance against our net deferred tax assets related to U.S. consolidated federal and state jurisdictions.  The release of this valuation allowance is a result of our acquisition of DR Systems.  The acquisition included additional sources of taxable income such as the reversal of temporary differences that are available to offset deferred tax assets of the acquiring company in future periods.  The net income impact of the tax valuation allowance release was a tax benefit of approximately $18,393.

(12)	Net Income Per Share Attributable to Common Shareholders of Merge

We apply the two-class method of calculating basic net income per share. Under the two-class method, net income is reduced by Preferred Stock dividends and dividend equivalents related to Preferred Stock accretion and residual earnings are allocated between common stock and participating securities based upon their participation rights.  Our Preferred Stock is a participating security and shares in common stock dividends if declared.  The Preferred Stock was not outstanding in the comparable prior year period.

Index
Basic net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period adjusted for the effects of potentially dilutive common stock equivalents which are comprised of; stock options, except for stock options with an exercise price of more than the average market price of our common stock during the period as such exercise would be anti-dilutive, restricted stock awards assuming the potential lapse of restrictions using the treasury stock method and convertible Preferred Stock using the if-converted method or the treasury stock method, whichever produces the greater dilution.  The following table sets forth the computation of basic and diluted net income per share.

	Three Months Ended March 31,
	2015	2014
Numerator
Net income attributable to Merge	$17,771	$323
Convertible preferred stock dividends and dividend equivalents related to accretion	(5,328)	-
Allocation of earnings to participating securities	(1,357)	-
Net income attributable to common shareholders of Merge - basic and diluted	$11,086	$323

Denominator
Weighted average number of common shares outstanding - basic	96,616,916	94,656,786
Effect of dilutive securities:
Stock options	-	1,051,999
Unvested restricted stock awards	-	287,780
Dilutive potential common shares	-	1,339,780
Weighted average number of common shares outstanding - diluted	96,616,916	95,996,566

Net income (loss) per share attributable to common shareholders of Merge
Basic	$0.11	$0.00
Diluted	$0.11	$0.00

The following table sets forth the number of anti-dilutive shares excluded from the calculation of diluted net income per share attributable to common shareholders for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Stock options	5,863,493	5,337,925
Unvested restricted stock awards	1,834,525	-
Convertible preferred stock	12,077,500	-

Total number of shares excluded from net income per share attributable to common shareholders	19,775,518	5,337,925

The application of the if-converted method of determining diluted net income per share relative to our convertible preferred stock requires an adjustment to the numerator for the allocation of undistributed earnings which are used in the determination of basic earnings per share in the two-class method.  This leads to anti-dilutive effects in determining diluted earnings per share for three months ended March 31, 2015.  Therefore, diluted earnings per share excludes the incremental shares from the assumed exercise of employee stock options, the potential lapse of restrictions on outstanding restricted stock awards and the potential conversion of convertible preferred stock as their inclusion would have been anti-dilutive. For the three months ended March 31, 2014, the dilutive effect of incremental shares from the assumed exercise of employee stock options, and the potential lapse of restrictions on outstanding restricted stock awards totaling 1,051,999 and 287,780 shares, respectively, have been included in the calculation of diluted net income per share as their inclusion was dilutive.  In the three months ended March 31, 2014, options to purchase 5,337,925 shares of our common stock had exercise prices greater than the average market price of our common stock, and, therefore, are not considered in the calculations of diluted net income per share.

Index
Potentially dilutive common stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share outstanding as of March 31, 2015 and 2014, were 19,775,518 and 9,682,925, respectively.

(13)	Segment Information

We have two operating groups which constitute reportable operating segments: Merge Healthcare and Merge DNA.  Merge Healthcare includes the assets and results of DR Systems from the date of acquisition. We evaluate the performance of these operating groups based on their respective revenues and operating income, which exclude public company costs, certain corporate costs (amortization expense that is not specific to a segment), net interest expense and income taxes.

The following tables present operating group financial information for the periods indicated:

	Three Months Ended March 31, 2015
	Healthcare	DNA	Total
Net sales:
Software and other	$13,135	$3,667	16,802
Professional services	7,146	2,338	9,484
Maintenance and EDI	28,051	66	28,117
Total net sales	48,332	6,071	54,403
Expenses	42,232	5,535	47,767
Segment income	$6,100	$536	6,636

Net corporate/other expenses (1)			7,332
Loss before income taxes			$(696)

	Three Months Ended March 31, 2014
	Healthcare	DNA	Total
Net sales:
Software and other	$11,142	$3,941	$15,083
Professional services	7,076	3,413	10,489
Maintenance and EDI	25,011	320	25,331
Total net sales	43,229	7,674	50,903
Expenses	37,213	6,886	44,099
Segment income	$6,016	$788	6,804

Net corporate/other expenses (1)			6,498
Income before income taxes			$306

(1)
Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

Index
	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended March 31, 2015	$3,118	$423	$39	$3,580

Restructuring and Other One Time Charges

Three Months ended March 31, 2015	$1,178	$-	$-	$1,178

Assets as of March 31, 2015	$415,357	$33,315	$2,456	$451,128

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended March 31, 2014	$3,282	$793	$2	$4,077

Assets as of December 31, 2014	$335,883	$36,090	$2,364	$374,337

(14)	Recent Accounting Pronouncements

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

(15)	Subsequent Event

We completed the acquisition of the remaining 8.5% of DR Systems on April 17, 2015.  The purchase price for the remaining common stock of DR Systems was $7,104.  We used available cash to complete the transaction.

Index
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

The discussion below contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act.  We have used words such as “believes,” “anticipates,” “forecasts,” “projects,” “could,” “plans,” “expects,” “may,” “will,” “would,” “intends,” “estimates” and similar expressions, whether in the negative or affirmative, to identify forward-looking statements.  These statements are based on information currently available to us and are subject to a number of risks and uncertainties that may cause our actual results of operations, financial condition, cash flows, performance, business prospects and opportunities and the timing of certain events to differ materially from those expressed in, or implied by, these statements.  These risks, uncertainties and other factors include, without limitation, those matters discussed in Item 1A of Part I of our Annual Report on Form 10‑K for the year ended December 31, 2014.  Except as expressly required by the federal securities laws, we undertake no obligation to update such factors or to publicly announce the results of any of the forward-looking statements contained herein to reflect future events, developments, or changed circumstances, or for any other reason.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing in our Annual Report on Form 10-K and Item 1A, “Risk Factors” for the year ended December 31, 2014.

Management’s Discussion and Analysis is presented in the following order:

•	Overview
•	Business Segments
•	Results of Operations
•	Liquidity and Capital Resources
•	Material Off Balance Sheet Arrangements
•	Critical Accounting Policies

Overview

We develop enterprise imaging software solutions that facilitate the sharing of images to create a more effective and efficient electronic healthcare experience for patients and physicians.  Our solutions are designed to help solve some of the most difficult challenges in health information exchange today, such as the incorporation of medical images and diagnostic information into broader healthcare IT applications, the interoperability of proprietary software solutions, and the ability to improve the efficiency and cost effectiveness of our customers’ businesses.  We believe that our ability to innovate has driven consistent expansion of solutions and services and entry into new markets. Our solutions optimize processes for healthcare providers ranging in size from single provider practices to large health systems, to the sponsors of clinical trials and medical device manufacturers.

We operate under two reportable segments: Merge Healthcare and Merge DNA.  We evaluate the performance of each operating segment based on its respective revenues and operating income.

Our Merge Healthcare segment represents approximately 89% of our total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers.  It generates revenue from the licensing of software (including upgrades), the sale of hardware, professional services, maintenance and electronic data interchange (EDI) services.  This segment includes D.R. Systems (“DR Systems”), which was acquired during the three months ended March 31, 2015. Segment results include one month of operations for DR Systems, which contributed $2.8 million of net sales and $0.9 million of loss to the overall segment results. The DR Systems loss includes $0.6 million of restructuring charges and $0.4 million in amortization expense related to the acquired intangible assets.

Our Merge DNA (Data and Analytics) segment represents approximately 11% of our total revenues.  This segment derives the vast majority of its revenue from software, through both on-premise licensing and hosting arrangements, and professional services. Commencing in 2015, all revenues for Merge DNA comes from clinical trials. During 2014, Merge DNA completed a two year exit from the low margin health station business and achieved added profitability from the new clinical trials platform (eCOS), which takes much less professional services to configure and generates the vast majority of its revenue from transaction-based activities.

Index
On February 25, 2015, we completed the acquisition of 91.5% of the common stock of DR Systems and on April 17, 2015 we completed the acquisition of the remaining shares of common stock for a total acquisition price of $7.1 million.  To finance the transactions, we used $50 million of cash received from the private placement of 50,000 newly-issued shares of Series A Convertible Preferred Stock (“Preferred Stock”) and $20 million of cash on hand.  The Preferred Stock accrues dividends at a rate of 8.5% per annum, payable in cash on a quarterly basis.  As a result of the timing of the completion of the acquisition, the comparability of the results of operations in the three months ended March 31, 2015, which includes one month of DR System’s activity, differ from the same period in 2014.  At the end of the three months ended March 31, 2015, we completed a restructuring initiative focused on the elimination of redundant positions.  This initiative will enable us to decrease costs as a percentage of revenue, most notably a reduction of 6% of headcount across the organization.  There was no impact of cost saving benefits of the initiative in the three months ended March 31, 2015, but we expect it to be fully recognized in the statements of operations by September 30, 2015.

Business Segments

The following tables provide operating group information for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Merge Healthcare Segment	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	$	%
Net sales:
Software and other	$13,135	$11,142	$1,993	17.9%
Professional services	7,146	7,076	70	1.0%
Maintenance and EDI	28,051	25,011	3,040	12.2%
Total net sales	48,332	43,229	5,103	11.8%
Expenses	42,232	37,213	5,019	13.5%
Segment income	$6,100	$6,016	$84	1.4%

Merge DNA Segment	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	$	%
Net sales:
Software and other	$3,667	$3,941	$(274)	-7.0%
Professional services	2,338	3,413	(1,075)	-31.5%
Maintenance and EDI	66	320	(254)	-79.4%
Total net sales	6,071	7,674	(1,603)	-20.9%
Expenses	5,535	6,886	(1,351)	-19.6%
Segment income	$536	$788	$(252)	-32.0%

The majority of total net sales continue to be generated through perpetual license agreements with our customers.  Under perpetual license agreements, the software, hardware and professional services are considered to be sources of non-recurring revenue.  Subscription-based pricing arrangements involve fees that are payable by our customers and revenue recognized by us over a number of years, including leases, clinical trials software-as-a-service, certain interoperability solutions, and renewable annual software contracts (with very high renewal rates).

Index
The following tables provide GAAP net sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated:

	Net Sales Three Months ended March 31, 2015
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance and EDI	$28,051	58.0%	$66	1.1%	$28,117	51.7%
Subscription	1,307	2.7%	6,000	98.8%	7,307	13.4%
Non-recurring	18,974	39.3%	5	0.1%	18,979	34.9%
Total	$48,332	100.0%	$6,071	100.0%	$54,403	100.0%
	88.8%		11.2%

	Net Sales Three Months ended March 31, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance and EDI	$25,011	57.9%	$320	4.2%	$25,331	49.8%
Subscription	1,271	2.9%	6,922	90.2%	8,193	16.1%
Non-recurring	16,947	39.2%	432	5.6%	17,379	34.1%
Total	$43,229	100.0%	$7,674	100.0%	$50,903	100.0%
	84.9%		15.1%

Index
Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods.  All amounts, except percentages, are in thousands.

	Three Months Ended March 31,				Change
	2015	% (1)	2014	% (1)	$	%

Net sales:
Software and other	$16,802	30.9%	$15,083	29.6%	$1,719	11.4%
Professional services	9,484	17.4%	10,489	20.5%	(1,005)	-9.6%
Maintenance and EDI	28,117	51.7%	25,331	49.8%	2,786	11.0%
Total net sales	54,403	100.0%	50,903	100.0%	3,500	6.9%
Cost of sales:
Software and other	6,182	36.8%	6,101	40.4%	81	1.3%
Professional services	6,764	71.3%	6,347	60.5%	417	6.6%
Maintenance and EDI	7,800	27.7%	6,963	27.5%	837	12.0%
Depreciation and amortization	1,481	2.7%	1,595	3.1%	(114)	-7.1%
Total cost of sales	22,227	40.9%	21,006	41.3%	1,221	5.8%
Total gross margin	32,176	59.1%	29,897	58.7%	2,279	7.6%

Gross margin by net sales category (2)
Software and other	10,620	63.2%	8,982	59.6%	1,638	18.2%
Professional services	2,720	28.7%	4,142	39.5%	(1,422)	-34.3%
Maintenance and EDI	20,317	72.3%	18,368	72.5%	1,949	10.6%

Operating expenses:
Sales and marketing	8,978	16.5%	8,007	15.7%	971	12.1%
Product research and development	8,228	15.1%	7,580	14.9%	648	8.5%
General and administrative	7,512	13.8%	7,360	14.5%	152	2.1%
Acquisition-related expenses	351	0.6%	26	0.1%	325	NM
Restructuring and other expenses	1,178	2.2%	-	0.0%	1,178	NM
Depreciation and amortization	2,099	3.9%	2,482	4.9%	(383)	-15.4%
Total operating costs and expenses	28,346	52.1%	25,455	50.0%	2,891	11.4%
Operating income	3,830	7.0%	4,442	8.7%	(612)	-13.8%
Other expense, net	(4,526)	-8.3%	(4,136)	-8.1%	(390)	9.4%
Income (loss) before income taxes	(696)	-1.3%	306	0.6%	(1,002)	NM
Income tax benefit	(18,391)	-33.8%	(19)	0.0%	(18,372)	NM
Net income	$17,695	32.5%	$325	0.6%	$17,370	NM (3)

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Net Sales.  Total software and other net sales in 2015 were $16.8 million, an increase of $1.7 million, or 11.4%, from $15.1 million in 2014.  Software and other net sales in the Merge Healthcare operating segment increased by $2.0 million, primarily driven by an 80% increase in perpetual software agreement bookings compared to the prior year.  Software and hardware orders sold through perpetual software agreements in the Merge Healthcare segment are typically fulfilled, and revenue is recognized, in either the quarter signed or the following few quarters.  Revenue recognized from software and other net sales may vary significantly on a quarterly basis.

Merge DNA segment net sales decreased $0.3 million.  This decrease includes zero revenue from businesses exited in 2014 compared to $1.1 million in the prior year.  This decrease was offset by a $0.9 million increase in transaction-based software fees generated from the eCOS platform.

Professional Services Net Sales.  Total professional services net sales in 2015 were $9.5 million, a decrease of $1.0 million, or 9.6%, from $10.5 million in 2014.  Net sales in the Merge DNA segment decreased $1.1 million, primarily as a result of the eCOS platform which results in a shift in revenue mix from services to software as it requires significantly less services to configure for customer use and such configuration can be performed by customers themselves.   Revenue recognized from professional services net sales generally lags software and other net sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Index
Maintenance and EDI Net Sales.  Total maintenance and EDI net sales in 2015 were $28.1 million, an increase of $2.8 million, or 11.0%, from $25.3 million in 2014.  Net sales in the Merge Healthcare segment increased $3.0 million, primarily due to $2.6 million of revenue from DR Systems.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense decreased 7.1%, to $1.5 million in 2015 from $1.6 million in 2014 mainly due to assets that became fully amortized in the prior year, partially offset by asset additions in 2015.

Gross Margin

Gross Margin – Software and Other Net Sales.  Gross margin on software and other net sales was $10.6 million in 2015, an increase of $1.6 million, or 18.2%, from $9.0 million in 2014.  Gross margin as a percentage of software and other net sales increased to 63.2% in 2015 from 59.6% in 2014, primarily due to a decrease in the percentage of hardware sales, which produce lower margins than software.  Hardware sales were 31.1% of software and other net sales in 2015 compared to 34.3% of software and other net sales in 2014.  We expect gross margin on software and other net sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Net Sales.  Gross margin on professional service net sales was $2.7 million in 2015, a decrease of $1.4 million, or 34.3%, from $4.1 million in 2014.  Gross margin as a percentage of professional service net sales decreased to 28.7% in 2015 from 39.5% in 2014, primarily due to the billable utilization of our professional services resources as we made a conscious effort to maintain headcount in the Merge DNA segment to ensure customer satisfaction for clinical trials running on older platforms.  As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Net Sales.  Gross margin on maintenance and EDI net sales was $20.3 million in 2015, an increase of $1.9 million, or 10.6%, from $18.4 million in 2014.  The increase in gross margin dollars in the Merge Healthcare segment was primarily from the acquisition of DR Systems, which had a similar gross margin as a percentage of net sales as the rest of the segment.  Gross margin as a percentage of maintenance and EDI net sales was 72.3% in 2015, compared to 72.5% in 2014.

Sales and Marketing

Sales and marketing expense increased $1.0 million, or 12.1%, to $9.0 million in 2015 from $8.0 million in 2014.  As a percentage of net sales, sales and marketing expense increased by 0.8% to 16.5%.  The increase was primarily due to an increase in compensation (including commissions and stock-based compensation) and related benefits and taxes of $0.9 million, which includes the costs from employees added through the acquisition of DR Systems.

Product Research and Development

Product research and development expense increased $0.6 million, or 8.5%, to $8.2 million in 2015 from $7.6 million in 2014.  Product research and development, as a percentage of net sales, increased slightly by 0.2% to 15.1% in 2015.  The increase was primarily due to an increase in compensation (including stock-based compensation) and related benefits and taxes of $0.4 million, which includes the costs from employees added through the acquisition of DR Systems.  Further, we capitalized, and thus did not recognize as an expense, software development costs of $0.4 million in 2015 compared to $0.6 million in 2014.  The reduction of capitalized costs increased the amount expensed during 2015 by $0.2 million.

General and Administrative

General and administrative expense increased $0.2 million, or 2.1%, to $7.5 million in 2015 from $7.4 million in 2014.  Due to the increase in net sales, general and administrative expenses as a percentage of net sales decreased by 0.7% from 14.5% in 2014 to 13.8% in 2015.

Restructuring and Other Expenses

Restructuring and other expenses were $1.2 million in 2015 compared to zero in 2014.  The 2015 expense of $1.2 million was focused on an initiative to reduce duplicative costs as a result of the DR Systems acquisition.

Index
Depreciation and Amortization

Depreciation and amortization expense decreased $0.4 million, or 15.4%, to $2.1 million in 2015 from $2.5 million in 2014.  Certain intangible assets became fully amortized in the prior year leading to this decrease.

Other Expense, Net

Other expense increased $0.4 million, or 9.4%, to $4.5 million in 2015 from $4.1 million in 2014 primarily due to an increase in the interest rate we paid on our debt.

Income Tax Benefit

In 2015, we recorded an income tax benefit of $18.4 million compared to a small income tax benefit in 2014.  The income tax benefit or expense in any period primarily results from mix of profit or loss in our U.S. and Canadian operations compared to expected results for the full year, valuation allowance changes, state income taxes and the deferred effect of tax deductible goodwill amortization.  The current period benefit is primarily driven by the release of a valuation allowance on the Company’s historical deferred tax assets.  The acquisition of DR Systems generates additional sources of taxable income through the deferred tax liabilities recorded in purchase accounting, which are available to realize existing deferred tax assets.  The tax benefit in 2015 is net of tax expense from profitable Canadian operations, and interest and penalties related to uncertain tax positions.  Only state income taxes resulted in cash tax payments in each year.  The effective income tax rate is volatile and may move up or down with changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $24.8 million at March 31, 2015, compared to $42.5 million at December 31, 2014.  We used $13.7 million of available cash and $49.4 million of net proceeds from the private placement of Preferred Stock during the three months ended March 31, 2015, to fund the acquisition of DR Systems for $63.1 million, net of cash acquired.  We acquired the remaining shares of DR Systems during as of April 17, 2015, at a cost of $7.1 million.  We expect to pay the majority of our $1.2 million restructuring costs during the second quarter. We had a working capital deficit of $13.4 million at March 31, 2015, compared to working capital of $13.3 million at December 31, 2014. Our use of available cash during the three months ended March 31, 2015, to acquire DR Systems was the primary cause of this reduction in working capital.

Operating Cash Flows

Cash provided by operating activities was $0.8 million in 2015, compared to cash provided by operating activities of $9.8 million in 2014.  Net income of $17.7 million in 2015 includes a deferred tax benefit of $18.3 million and non-cash expenses of $5.4 million.  We paid out 2014 cash bonuses of $4.8 million in the first quarter of 2015.  There were no bonus payments in the comparable period for 2014.  Net income in 2014 of $0.3 million includes non-cash expenses of $6.9 million.

Investing Cash Flows

Cash used in investing activities was $64.7 million in 2015 compared to $0.9 million in 2014.  The increase is primarily due to the acquisition of DR Systems for $63.1 million, net of cash acquired during the quarter.

Financing Cash Flows

Cash provided by financing activities was $46.2 million in 2015, compared to cash used in financing activities of $8.7 million in 2014.  We issued $50.0 million of Preferred Stock during the three months ended March 31, 2015, in order to partially finance the acquisition of DR Systems. We paid a Preferred Stock dividend of $0.4 million and incurred costs of $0.6 million related to a waiver and amendment to our Credit Agreement. In addition, the repayment of principal on our term loans decreased by $5.7 million.  During 2014, we voluntarily paid down our debt without penalty, but due to penalties imposed for early principal payments under our current Credit Agreement, no additional principal payments were made in 2015.

Index
Contractual Obligations

Total outstanding commitments as of March 31, 2015 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$13,926	$2,560	$3,918	$3,314	$4,134
Capital leases (including interest)	390	179	211	-	-
Acquisition obligations	179	179	-	-	-
Term loan (including interest and fees)	297,828	27,583	52,581	49,278	168,386
Dividends payable Series A convertible preferred stock	22,974	4,321	8,606	8,630	1,417
Long-term vendor obligations	7,234	1,148	2,445	2,286	1,355
Total	$342,531	$35,970	$67,761	$63,508	$175,292

The above obligations include lease payments involving facilities that we use.

At March 31, 2015, we do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit and guarantees, standby repurchase obligations or other commercial commitments.

As of March 31, 2015, approximately $1.1 million of our cash balance was held by our foreign subsidiaries.  We may need to accrue and pay taxes if we choose to repatriate these funds.

General

We believe our current cash and cash equivalent balances will be sufficient to meet our operating, financing and capital requirements through at least the next 12 months, including interest and principal payments due under our Term Loan and dividends payable on our Preferred Stock.  However, any projections of future cash inflows and outflows are subject to uncertainty.  In the event that it is necessary to raise additional capital to meet our short term or long term liquidity needs, such capital may be raised through additional debt, equity offerings or sale of certain assets.  If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of our common stock.  Furthermore, the number of shares of any new equity or equity-related securities that may be issued may result in significant dilution to existing shareholders.  In addition, the issuance of debt securities could increase the liquidity risk or perceived liquidity risk that we face.  We cannot, however, be certain that additional financing, or funds from asset sales, will be available on acceptable terms.  If adequate funds are not available or are not available on acceptable terms, we will likely not be able to take advantage of opportunities, develop or enhance services or products or respond to competitive pressures.  In particular, our uses of cash in 2015 and beyond will depend on a variety of factors such as the costs to implement our business strategy, the amount of cash that we are required to devote to defend and address any legal or regulatory proceedings, and potential merger and acquisition activities.

For a more detailed description of risks and uncertainties that may affect our liquidity, see Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Material Off Balance Sheet Arrangements

We have no material off balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these condensed consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, our management evaluates these estimates.  We base our estimates and judgments on our experience, our current knowledge (including terms of existing contracts), our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for doubtful accounts and sales returns, intangible assets and goodwill, software development costs, share-based compensation expense, income taxes, guarantees and loss contingencies.  There have been no significant changes in the three months ended March 31, 2015, in our method of application of these critical accounting policies.  For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2014.

Index
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2014.  Our exposures to market risk have not changed materially since December 31, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of March 31, 2015, as required by Rule 13a-15 of the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the three months ended March 31, 2015.

Index
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to the detailed discussion regarding litigation set forth in Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, and the market price for our common stock.  Please refer to Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10‑K for the year ended December 31, 2014 for a detailed discussion of these risk factors, which have not changed materially.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2015, we issued 50,000 shares of Series A Convertible Preferred Stock for $50 million pursuant to Section 4(a)(2) of the Securities Act of 1933.  For information pertaining to the issuance, terms of conversion and use of proceeds refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 6.	Exhibits

(a)	Exhibits
See Exhibit Index

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:

MERGE HEALTHCARE INCORPORATED

April 30, 2015	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

April 30, 2015	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index
EXHIBIT INDEX

3.1
Certificate of Designation of Series A Convertible Preferred Stock of Merge Healthcare Incorporated, dated February 25, 2015 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated February 25, 2015 (File No. 001-33006), as filed on March 3, 2015).

10.1
Stock Purchase Agreement, dated February 25, 2015 by and among Merge Healthcare Solutions Inc., Leo Zuckerman Trust, Curtis Family Trust, CJZ 2007 Trust, Blue Sea, L.L.C., Sarro-Porritt Family Trust, Reicher Family Trust and Charles Zuckerman (as the Sellers’ Representative) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated February 25, 2015 (File No. 001-33006), as filed on March 3, 2015).

10.2
Purchase Agreement, dated February 25, 2015 by and among Merge Healthcare Incorporated, Guggenheim Private Debt Fund Note Issuer, LLC, NZC Guggenheim Fund LLC, Maverick Enterprises, Inc. and Verger Capital Fund LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated February 25, 2015 (File No. 001-33006), as filed on March 3, 2015).

10.3
Waiver and First Amendment to Credit Agreement, dated as of February 25, 2015, by and among Merge Healthcare Incorporated, as Borrower, the Subsidiary Guarantors party thereto, the Lenders party thereto and Guggenheim Corporate Funding, LLC, as Administrative Agent (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated February 25, 2015 (File No. 001-33006), as filed on March 3, 2015).

10.4
Investor Rights Agreement, dated February 25, 2015 by and among Merge Healthcare Incorporated, Guggenheim Private Debt Fund Note Issuer, LLC, NZC Guggenheim Fund LLC, Maverick Enterprises, Inc. and Verger Capital Fund LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated February 25, 2015 (File No. 001-33006), as filed on March 3, 2015).

31.1	Certificate of Chief Executive Officer (principal executive officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
31.2	Certificate of Chief Financial Officer (principal financial officer and accounting officer) Pursuant to Rule 13a–14(a) under the Securities Exchange Act of 1934
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