Form 10-Q
period 2015-06-30
MERGE HEALTHCARE INC
filed 2015-07-28
CIK 944765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b–2 of the Act).

Yes   ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, par value $0.01 per share, as of July 28, 2015:  98,897,564.

Index

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except for share data)

ASSETS	June 30, 2015	December 31, 2014
Current assets:
Cash and cash equivalents, including restricted cash of $186 and $209 at June 30, 2015 and December 31, 2014	$20,612	$42,531
Accounts receivable, net of reserves of $2,975 and $4,990 at June 30, 2015 and December 31, 2014	46,912	51,300
Inventory	6,816	5,686
Prepaid expenses	4,833	3,690
Deferred income taxes	598	1,131
Other current assets	14,153	11,110
Total current assets	93,924	115,448
Property and equipment:
Equipment	9,736	9,159
Office equipment	3,978	2,927
Leasehold improvements	1,906	1,589
	15,620	13,675
Less accumulated depreciation	10,876	9,596
Net property and equipment	4,744	4,079
Purchased and developed software, net of accumulated amortization of $26,986 and $23,764 at June 30, 2015 and December 31, 2014	39,994	14,585
Other intangible assets, net of accumulated amortization of $41,793 and $38,370 at June 30, 2015 and December 31, 2014	32,513	17,956
Goodwill	270,222	214,374
Deferred income taxes	5,162	5,396
Other assets	2,470	2,499
Total assets	$449,029	$374,337
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,253	$21,072
Current maturities of long-term debt	11,750	11,750
Accrued wages	7,723	11,169
Restructuring accrual	299	-
Other current liabilities	5,421	4,996
Deferred revenue	64,637	53,184
Total current liabilities	112,083	102,171
Long-term debt, less current maturities, net of unamortized discount	207,612	213,676
Deferred income taxes	4,143	4,025
Deferred revenue	558	1,091
Income taxes payable	1,162	1,109
Other liabilities	1,840	1,664
Total liabilities	327,398	323,736

Series A Convertible Preferred Stock, $0.01 par value: 50,000 shares authorized; 50,000 and zero shares issued and outstanding at June 30, 2015 and December 31, 2014, liquidation preference $50,000 and zero at June 30, 2015 and December 31, 2014	50,000	-

Shareholders' equity:
Preferred Stock, $0.01 par value: 1,000,000 shares authorized; none issued	-	-
Series A Non-voting Preferred Stock, $0.01 par value: 50,000 shares authorized; none issued	-	-
Common stock, $0.01 par value: 150,000,000 shares authorized: 98,864,046 and 98,442,336 shares issued and outstanding at June 30, 2015 and December 31, 2014	989	984
Common stock subscribed, 33,518 and 14,429 shares at June 30, 2015 and December 31, 2014, respectively	129	49
Additional paid-in capital	592,225	590,938
Accumulated deficit	(523,884)	(543,622)
Accumulated other comprehensive income	1,746	1,766
Total Merge shareholders' equity	71,205	50,115
Noncontrolling interest	426	486
Total shareholders' equity	71,631	50,601
Total liabilities and shareholders' equity	$449,029	$374,337

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales:
Software and other	$22,675	$18,021	$39,477	$33,104
Professional services	9,996	10,171	19,480	20,660
Maintenance and EDI	32,928	25,622	61,045	50,953
Total net sales	65,599	53,814	120,002	104,717
Cost of sales:
Software and other	8,135	9,085	14,317	15,186
Professional services	7,036	6,017	13,800	12,364
Maintenance and EDI	8,446	6,831	16,246	13,794
Depreciation and amortization	1,965	1,677	3,446	3,272
Total cost of sales	25,582	23,610	47,809	44,616
Gross margin	40,017	30,204	72,193	60,101
Operating costs and expenses:
Sales and marketing	11,545	8,140	20,523	16,147
Product research and development	8,651	7,335	16,879	14,915
General and administrative	8,010	6,404	15,522	13,764
Acquisition-related expenses	331	-	682	26
Restructuring and other expenses	-	-	1,178	-
Depreciation and amortization	2,416	2,563	4,515	5,045
Total operating costs and expenses	30,953	24,442	59,299	49,897
Operating income	9,064	5,762	12,894	10,204
Other income (expense):
Interest expense	(4,253)	(4,198)	(8,506)	(8,345)
Loss on debt extinguishment	-	(4,821)	-	(4,821)
Other, net	(164)	(19)	(437)	(8)
Total other income (expense)	(4,417)	(9,038)	(8,943)	(13,174)
Income (loss) before income taxes	4,647	(3,276)	3,951	(2,970)
Income tax expense (benefit)	2,663	675	(15,728)	656
Net income (loss)	1,984	(3,951)	19,679	(3,626)
Less: noncontrolling interest's share	16	22	(60)	24
Net income (loss) attributable to Merge	1,968	(3,973)	19,739	(3,650)
Less: preferred stock dividends and dividend equivalents related to accretion	1,063	-	6,391	-
Net income (loss) attributable to common shareholders of Merge	$905	$(3,973)	$13,348	$(3,650)
Net income (loss) per share attributable to common shareholders of Merge - basic	$0.01	$(0.04)	$0.12	$(0.04)
Weighted average number of common shares outstanding - basic	96,889,365	95,190,879	96,753,892	94,926,005
Net income (loss) per share attributable to common shareholders of Merge - diluted	$0.01	$(0.04)	$0.12	$(0.04)
Weighted average number of common shares outstanding - diluted	100,008,535	95,190,879	99,718,193	94,926,005

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$1,984	$(3,951)	$19,679	$(3,626)
Translation adjustment	4	(69)	(20)	(69)
Comprehensive income (loss)	1,988	(4,020)	19,659	(3,695)
Less: noncontrolling interest's share	16	22	(60)	24
Comprehensive income (loss) attributable to Merge	$1,972	$(4,042)	$19,719	$(3,719)

See accompanying notes to unaudited condensed consolidated financial statements.

Index
MERGE HEALTHCARE INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$19,679	$(3,626)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,961	8,317
Share-based compensation	2,472	2,606
Amortization of term loan and note payable issuance costs & discounts	456	711
Loss on extinguishment of debt	-	4,821
Provision for doubtful accounts receivable and allowances, net of recoveries	660	834
Deferred income taxes	(16,039)	460
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	6,455	8,743
Inventory	(992)	666
Prepaid expenses	(717)	609
Accounts payable	(226)	(3,887)
Accrued wages	(4,818)	695
Restructuring accrual	299	(581)
Deferred revenue	(100)	(4,148)
Other	(6,729)	(1,668)
Net cash provided by operating activities	8,361	14,552

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(70,136)	-
Purchases of property, equipment and leasehold improvements	(1,477)	(1,772)
Purchased technology	-	(300)
Capitalized software development	(1,157)	(971)
Change in restricted cash	23	183
Net cash used in investing activities	(72,747)	(2,860)

Cash flows from financing activities:
Proceeds from issuance of preferred stock	50,000	-
Proceeds from debt issuance	-	231,251
Retirement of debt	-	(230,133)
Principal payments on term loans	(5,875)	(8,592)
Preferred stock dividends	(1,476)	-
Stock and debt issuance costs paid	(337)	(237)
Waiver and amendment costs paid	(573)	-
Principal payments on capital leases	(171)	(337)
Proceeds from exercise of stock options and employee stock purchase plan	942	751
Net cash provided by (used in) financing activities	42,510	(7,297)

Effect of exchange rates on cash and cash equivalents	(20)	(69)

Net (decrease) increase in cash and cash equivalents	(21,896)	4,326
Cash and cash equivalents (net of restricted cash), beginning of period (1)	42,322	19,337
Cash and cash equivalents (net of restricted cash), end of period (2)	$20,426	$23,663

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,044	$7,579
Cash paid for income taxes, net of refunds	$80	$330

Non-Cash Investing and Financing Activities
Intrinsic value of beneficial conversion feature- Series A convertible preferred stock	$4,349	$-
Accretion to redemption value - Series A convertible preferred stock	$566	$-
Stock issuance costs in accounts payable	$229	$-

(1)	Net of restricted cash of $209 and $392 at December 31, 2014 and 2013, respectively
(2)	Net of restricted cash of $186 and $209 at June 30, 2015 and 2014, respectively

See accompanying notes to unaudited condensed consolidated financial statements.

Index
Merge Healthcare Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited and in thousands, except for share and per share data)

(1)	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q. Accordingly, certain information and notes required by United States of America generally accepted accounting principles (“GAAP”) for annual financial statements are not included herein. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014, of Merge Healthcare Incorporated, a Delaware corporation, and its subsidiaries and affiliates (which may be referred to collectively as “Merge,” “we,” “us” or “our”).

Principles of Consolidation

Our unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. Such adjustments are of a normal recurring nature, unless otherwise noted. The results of operations in the three and six month periods ended June 30, 2015 and 2014, are not necessarily indicative of the results to be expected for any future period.

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

On February 25, 2015, we acquired 91.5% of the outstanding common shares and voting interest of D.R. Systems, Inc. (“DR Systems”) for cash consideration of $76,514. Cash acquired was $13,455. During the three months ended June 30, 2015, we acquired the remaining outstanding common shares for $7,077, making DR Systems a wholly-owned subsidiary. The results of DR System’s operations have been included in our consolidated financial statements since February 25, 2015. DR Systems is a provider of PACS, RIS and CVIS advanced image processing systems and other medical imaging information system products and services primarily in the United States. We acquired DR Systems to expand our customer base and gain access to its intellectual property and employees.

The following table summarizes preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are continuing the process of finalizing purchase accounting, including the third-party valuations of certain intangible assets; thus, the provisional measurements below are subject to change.

Estimated Fair Value
Cash	$13,455
Other tangible assets	3,847
Deferred revenue	(11,021)
Net deferred tax liabilities	(16,924)
Liabilities assumed	(7,069)
Customer relationships	17,279
Trade names	420
Non-competes	280
Purchased software and technology	27,475
Goodwill	55,848
Total consideration	$83,590

Index
Acquired intangible assets are subject to a weighted-average useful life as shown in the following table:

	Years	Amortization Method

Customer relationships	12.0	Other
Trade names	2.0	Straight-line
Non-competes	4.0	Straight-line
Purchased software and technology	9.8	Straight-line
Goodwill	Indefinite	N/A

As noted above, the fair value of the acquired identifiable intangible assets is provisional pending receipt of the final valuations for these assets.

The $55,848 of goodwill was assigned to our Merge Healthcare segment. The goodwill recognized is attributable primarily to expected synergies, the assembled workforce and business activities of DR Systems. None of the goodwill is expected to be deductible for income tax purposes.

We recognized $682 of acquisition related costs that were expensed in the six months ended June 30, 2015. These costs are included in the condensed consolidated statements of operations in the line item acquisition-related expenses. From the acquisition date to the period ended June 30, 2015, our condensed consolidated statements of operations include revenues of $12,535 and net income of $899 related to DR Systems. The net income includes $645 of restructuring charges and $1,553 in amortization expense related to the acquired intangible assets.

The following represents the pro forma consolidated statements of operations as if DR Systems had been included in our consolidated results for the three and six months ended June 30, 2015 and 2014:

Pro forma consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$65,599	$64,459	$126,630	$124,905
Net income (loss) attributable to common shareholders of Merge	2,744	(3,543)	819	7,889
Net income (loss) per share attributable to common shareholders of Merge:
Basic	$0.03	$(0.04)	$0.01	$0.07
Diluted	$0.02	$(0.04)	$0.01	$0.07

These results have been adjusted to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2014. The results also include an 8.5% quarterly dividend of $1,063 on the Series A Convertible Preferred Stock (“Preferred Stock”) that we issued to enable us to complete the acquisition as if the issuance had occurred on January 1, 2014. The recognition of a preliminary deferred tax asset valuation reserve release of $18,393, subsequently reduced to $16,555 in the three months ended June 30, 2015, and $4,915 of dividend equivalents related to the Preferred Stock issuance have been shown as January 1, 2014 adjustments to net income (loss) attributable to common shareholders of Merge and have been excluded from the 2015 pro forma results.

(3)	Other Current Assets and Other Current Liabilities

Other current assets consist primarily of revenue recognized that has not yet been billed to a customer and other receivables, all of which are due within the next twelve months. The balances are comprised of the following as of the dates indicated:

	Balance at June 30, 2015	Balance at December 31, 2014
Revenue recognized in excess of billings, net of reserves of $1,110 and $1,389, respectively	$14,136	$9,924
Other current assets	17	1,186
	$14,153	$11,110

Index
Other current liabilities are comprised of the following as of the dates indicated:

	Balance at June 30, 2015	Balance at December 31, 2014
Customer deposits	$1,910	$1,956
Acquisition obligation	90	267
Other liabilities	3,421	2,773
	$5,421	$4,996

(4)	Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the six months ended June 30, 2015, are as follows:

	Total	Merge Healthcare	Merge DNA

Balance at December 31, 2014	$214,374	$194,115	$20,259
Increase due to DR Systems acquisition	55,848	55,848	-
Balance at June 30, 2015	$270,222	$249,963	$20,259

 Other Intangible Assets

The following is a summary of intangible assets subject to amortization as of June 30, 2015:

	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization
Purchased software and technology	7.7	$59,972	$24,493
Capitalized software	4.4	7,008	2,493
Customer relationships	8.3	60,944	30,469
Backlog	0.0	8,100	8,100
Trade names	4.5	1,883	913
Non-competes	2.3	3,379	2,311
Total		$141,286	$68,779

Estimated aggregate amortization expense for our intangible assets, which are expected to become fully amortized in 2027, is as follows:

For the remaining six months of the year ending December 31:	2015	$7,347
For the year ending December 31:	2016	13,398
2017		11,074
2018		8,811
2019		6,919
Thereafter		24,958
Total		$72,507

In the six months ended June 30, 2015, we increased the gross carrying amount of purchased software and technology, customer relationships, trade names, and non-competes by $27,475, $17,279, $420 and $280, respectively, in conjunction with the acquisition of DR Systems. For the six months ended June 30, 2015, we also added $1,157 in capitalized software.

Index
Amortization expense is set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization included in cost of sales:
Purchased software	$1,620	$1,258	$2,786	$2,516
Capitalized software	232	84	436	127
Backlog	-	58	-	116
Subtotal	1,852	1,400	3,222	2,759

Amortization included in operating expenses:
Customer relationships	1,632	1,802	3,028	3,560
Trade names	92	40	149	80
Non-competes	128	147	245	262
Subtotal	1,852	1,989	3,422	3,902
Total amortization	$3,704	$3,389	$6,644	$6,661

(5)	Fair Value Measurements

Our financial instruments are not required to be carried at fair value on a recurring basis. The carrying value of our financial instruments including, cash and cash equivalents (which are comprised primarily of deposit and overnight sweep accounts), accounts receivable, accounts payable, and certain accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to us, with similar terms, the carrying values of our term loan, Series A Convertible Preferred Stock and capital lease obligations approximate their fair values.

The carrying value of our long-term debt recognized in the consolidated balance sheets as of June 30, 2015 and December 31, 2014, was approximately $219,362 and $225,426, respectively. See Notes 7 and 8 for further discussions of our term loan and preferred stock.

Non-Current Investments

At June 30, 2015 and December 31, 2014, we held certain equity securities in private companies, which are classified within other assets in our condensed consolidated balance sheets. The investments in these equity securities are classified as Level 3 investments and are reported at cost or on an equity basis using the equity method of accounting. Any losses due to impairment in value are recorded as realized losses when such losses occur. The carrying value of these Level 3 investments at June 30, 2015 and December 31, 2014, is $453.

(6)	Restructuring

Subsequent to the acquisition of DR Systems, we completed a restructuring initiative that reduced our workforce by approximately 6% due to the existence of redundant positions. We recorded restructuring charges of $1,178 related to this initiative which consisted solely of employee termination costs. The following table sets forth restructuring activity for the six months ended June 30, 2015:

Employee Termination Costs
Balance at December 31, 2014	$-
Charged to expense	1,178
Payments	(879)
Balance at June 30, 2015	$299

See Note 14, Segment Information, for restructuring and other expenses by segment.

Index
(7)	Debt

Term Loan

Our Term Loan was established pursuant to a credit agreement (the “Credit Agreement”) on April 29, 2014. The Credit Agreement contains financial covenants consisting of a total leverage and an interest coverage ratio. The total leverage and interest coverage ratios are based on consolidated EBITDA as defined in the Credit Agreement and are not to exceed 6.50:1 or be less than 2.15:1, respectively, as of June 30, 2015. At June 30, 2015, we were in compliance with all applicable operating covenants.

Based on an election we made pursuant to the terms of the Credit Agreement with respect to the interest period and optional rate, borrowings under the Credit Agreement bore interest at a rate of 7.00% per annum through June 30, 2015. As of June 30, 2015, borrowings had a weighted average interest rate of 7.00%. Interest is currently payable on the last business day of each month.

We are required to make quarterly principal payments totaling $2,938 over the life of the Term Loan. We have made all required quarterly principal payments through June 30, 2015. As of June 30, 2015, the future maturities of principal under the Term Loan for the remainder of 2015 will be $5,875 and for each of the years ending December 31, 2016, 2017, 2018, 2019 are $11,750, respectively, with $170,375 due in 2020.

Our prior term loan and revolving credit facility were both terminated on April 29, 2014. During 2014, we made required principal payments of $592 against the prior term loan as well as additional voluntary payments of $8,000.

2015 Waiver and First Amendment to Credit Agreement

We received a waiver and amended the Credit Agreement (the “First Amendment”) on February 25, 2015, in connection with our acquisition of DR Systems. Our lenders agreed to waive the requirement under the Credit Agreement to make a mandatory prepayment of the term loans to the extent that the excess cash flow for the 2014 excess cash flow period was used for the purchase of DR Systems and for related fees, costs or expenses. The First Amendment allowed for the issuance of the Preferred Stock, including dividends due thereunder and future issuances on similar terms, and the acquisition of DR Systems. We are also permitted to make payment-in-kind dividends on the Preferred Stock or any replacement Preferred Stock. The First Amendment also expanded the definition of events of default such as a default under the Preferred Stock agreement, our inability to redeem Preferred Stock within 90 days of exercise by the preferred holder and certain situations in which replacement Preferred Stock would be issued by us.

In connection with the First Amendment, we paid our lenders a fee of $573, which was capitalized as additional debt discount and will be amortized over the remaining life of the Term Loan in accordance with ASC 470-50 Debt – Modifications and Extinguishments since our debt was considered modified. Third party fees of $145 were expensed and are included in other income expense in our condensed consolidated statement of operations.

Interest Expense and Other

In the three and six months ended June 30, 2015 we recorded $4,249 and $8,493, respectively, of interest expense related to our debt, including $36 and $72, respectively, of amortization of debt issuance costs and $198 and $384, respectively, of amortization of debt discount. In the three and six months ended June 30, 2014, we recorded $4,178 and $8,297, respectively, of interest expense related to our debt, including $76 and $392, respectively, of amortization of debt issuance costs and $143 and $319, respectively, of debt discount amortization. In the six months ended June 30, 2015 and 2014, we made interest payments of $8,012 and $7,497, respectively, related to term loans. Our borrowings under the Term Loan had an effective interest rate of 7.57% at June 30, 2015.

As of June 30, 2015 and December 31, 2014, the long term debt balance in our condensed consolidated balance sheets include $3,888 and $3,699 of unamortized debt discount, respectively, and the balance of unamortized issuance costs included in other assets is $711 and $783, respectively. The debt discount is being amortized over the life of the Term Loan using the effective interest method.

(8)	Series A Convertible Preferred Stock

On February 25, 2015, we issued 50,000 shares of Preferred Stock, par value $0.01 per share for an aggregate purchase price of $50,000 pursuant to a stock purchase agreement. We used the net proceeds to finance the acquisition of DR Systems and to pay related fees.

Index
Participation Rights and Dividends

 The Preferred Stock ranks senior to our common stock with respect to dividend rights and rights on liquidation, winding-up and dissolution. The Preferred Stock has an initial liquidation value of $1,000 per share, and holders of Preferred Stock are entitled to cumulative, compounding dividends payable quarterly in cash at a rate of 8.5% per annum provided we have profit, surplus or other funds legally available for the payment of dividends. If we do not have legally available funds, we may elect to pay dividends in-kind with additional shares of Preferred Stock. We have paid holders of the Preferred Stock quarterly cash dividends of $413 and $1,063 for a total of $1,476 in the six months ended June 30, 2015.

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

Conversion by Us

Beginning on the first anniversary of the date of issuance, at our election, all or a portion of the Preferred Stock will be convertible into the relevant number of shares of common stock provided that the average of the volume weighted average prices (the VWAPs) during the 30 consecutive trading day period ending on the trading day prior to the date we deliver a notice of redemption is greater than $8.28, subject to a proportionate adjustment in the event of a stock split, stock dividend, combination or other proportionate recapitalization. If we elect to convert the Series A Preferred Shares the holders of the Series A Preferred Shares may, so long as we are permitted to make such payment in cash under the terms of the Credit Agreement (or any subsequent senior credit facility), elect to have us redeem their shares for an amount in cash equal to 80% of the redemption price. In connection with any such conversion, any unpaid Series A dividends will be paid in cash, if permitted and if not, in Series A Preferred Shares which will be deemed to convert into common stock prior to any then outstanding Series A Preferred Shares.

The Preferred Stock is convertible into 12,077,500 shares of our common stock based on the conversion rate in place as of June 30, 2015. The conversion rate is subject to customary anti-dilution and other adjustments, except with respect to certain excluded issuances.

Conversion by the Holders

The Preferred Stock is convertible at the option of the holders at any time into shares of common stock at a conversion price of $4.14 per share, subject to adjustment. When initially issued, a conversion cap limited the conversion of the Preferred Stock to 19.99% of the common shares outstanding immediately prior to the date of issuance in connection with a conversion. On June 17, 2015, our stockholders approved the removal of the conversion cap.

Redemption by Us

At any time after the first anniversary of issuance, we will have the right to redeem not less than all of the Preferred Stock provided that, at the time of any such redemption, the average of the VWAPs during the 30 consecutive trading day period ending on the trading day prior to the date we deliver a notice of redemption is greater than $8.28. Upon any such redemption, we will pay a price per Series A Preferred Share with respect to which such redemption requests have been made in cash equal to the greater of (i) (A) the liquidation value (as defined in the Credit Agreement), multiplied by 2, (B) plus any Preferred Stock unpaid dividends with respect to the Preferred Stock upon such occurrence and (ii) the sum of (A) the product of (1) the then current fair market value of our common stock and (2) the initial conversion rate and (B) any Preferred Stock unpaid dividends with respect to the Preferred Stock upon such occurrence (the “Redemption Price”); provided, further that if we elect to redeem the Series A Preferred Shares (including any Preferred Stock unpaid dividends), the holders of the Preferred Stock may, within three days following receipt of our notice to redeem, elect to convert such holders’ Series A Preferred Shares into common stock at the then-applicable conversion price (prior to the stockholder approval, subject to the conversion cap), provided that any Preferred Stock unpaid dividends will be paid in cash to the extent permitted under the Credit Agreement (or any subsequent senior credit facility entered into by us) and applicable law. Notwithstanding anything to the contrary in the Certificate of Designations, each holder of Series A Preferred Shares to be redeemed by us may elect to convert all or any portion of the Series A Preferred Shares held by such holder into conversion stock (as defined in the Credit Agreement) at any time prior to the applicable redemption date.

Index
Redemption by Holder

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

 In accordance with FASB ASC Topic 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities, preferred stock with redemption features that are not solely within the control of the issuer are required to be presented outside of permanent equity on the condensed consolidated balance sheet. Under the stock purchase agreement and as noted above, the holder has the option to redeem the Preferred Stock any time on or after July 29, 2020, or upon a change in control or subsequent to our call for conversion and the holders’ right to redeem for cash. As such, the Preferred Stock is presented in temporary or mezzanine equity on the condensed consolidated balance sheet. The accreted redemption value at June 30, 2015, was $50,000. On each future consolidated balance sheet through July 29, 2020, the next earliest probable date at which the Preferred Stock will become redeemable, we will use an appropriate accretion method based upon the facts and circumstances at the time, to adjust the carrying value of the preferred stock to its redemption value.

Index
(9)	Share-based Compensation

Stock Options

The following table summarizes share-based compensation expense recognized during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense included in the statement of operations:
Software and other cost of sales	$14	$13	$27	$26
Professional services cost of sales	32	30	55	58
Maintenance and EDI cost of sales	20	21	42	44
Sales and marketing	408	221	742	862
Product research and development	24	185	213	385
General and administrative	709	606	1,393	1,231
Share-based compensation expense, net of tax	$1,207	$1,076	$2,472	$2,606

Stock option activity in the six months ended June 30, 2015, is set forth in the following table:

Number of Options
Options outstanding, December 31, 2014	5,992,868
Options granted	745,000
Options exercised	(263,750)
Options forfeited and expired	(203,125)
Options outstanding, June 30, 2015	6,270,993

Options exercisable, June 30, 2015	4,388,493

Restricted Stock

Restricted stock activity in the six months ended June 30, 2015, is set forth in the following table:

Number of Shares
Restricted stock outstanding, December 31, 2014	1,942,748
Restricted stock granted	131,539
Restricted stock vested	(339,929)
Restricted stock forfeited	-
Restricted stock outstanding, June 30, 2015	1,734,358

As of June 30, 2015, there was approximately $6,368 of unrecognized compensation cost related to stock options and restricted stock that may be recognized in future periods.

Share-Based Compensation Plans

On June 17, 2015, our shareholders approved the 2015 Equity Incentive Plan (“EIP”) with a share limit of 2,000,000 shares plus the 2,924,189 shares remaining available for issuance under our 2005 EIP. Any shares of common stock that are subject to an outstanding award under the 2005 EIP that is canceled, forfeited or expires prior to exercise or realization will also again become available for issuance under the EIP. The EIP provides for awards of non-statutory stock options, restricted stock, restricted stock units, performance compensation awards or cash awards to employees. Directors and consultants may receive non-statutory stock options, restricted stock, restricted stock units or performance compensation awards. Awards are limited to 3.0 million shares during any three year period. No further awards will be granted under the 2005 EIP.

Index
Employee Stock Purchase Plan

We maintain an ESPP that allows eligible employees to purchase shares of our common stock through payroll deductions of up to 10% of eligible compensation on an after-tax basis. Effective with the quarter ending June 30, 2015, eligible employees participating in the ESPP receive a 15% discount from the market price at the beginning or end of the calendar quarter whichever is lower. The previous discount was 5%. Eligible employees can purchase up to $12.5 of stock during each calendar year. We recorded stock-based compensation expense of $36 during the three and six months ended June 30, 2015, related to the ESPP.

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

On January 16, 2014, a purported shareholder class action complaint was filed in the United States District Court for the Northern District of Illinois by Fernando Rossy, who claimed to be a Merge Healthcare stockholder, against Merge Healthcare and certain current and former directors and officers claiming violations of federal securities laws and asserting that a class of our stockholders suffered damages due to the alleged dissemination or approval of false and misleading statements by Merge Healthcare from August 1, 2012 through January 7, 2014, related to falsified subscription backlog figures and a reluctance amongst large health systems to make enterprise purchases, as well as a lack of effective controls. Several other putative shareholder class action complaints alleging materially the same causes of action were subsequently filed. A hearing was held on March 26, 2014, before the Court of the Northern District Illinois, at which time the Court granted the motion of the Arkansas Teacher Retirement System (“ATRS”) to consolidate the purported class action cases and to appoint ATRS as lead plaintiff. ATRS filed an amended complaint on May 28, 2014. We subsequently filed a motion to dismiss the purported class action lawsuit and, on March 12, 2015, the Court issued a Memorandum Opinion and Order granting our motion and dismissing the lawsuit. We believe that the plaintiff’s time to file a notice of appeal of the dismissal of the case has expired and, accordingly, there is no further action pending in the putative shareholder class action. On February 14, 2014, William B. Federman, who claims to be a Merge Healthcare stockholder, filed a derivative complaint in the Circuit Court of Cook County, Illinois against certain of our current and former directors and officers, asserting breaches of fiduciary duty arising out of materially the same conduct alleged in the purported securities class action complaints. Subsequently, two other derivative complaints were filed in the United States District Court of the Northern District of Illinois. On June 6, 2014, the judge assigned to the purported class action case granted our motion to reassign the two Federal derivative actions to her on the basis of relatedness and stayed the Federal derivative cases pending her ruling on our motion to dismiss the class action case. We are in discussions with the plaintiff in the State derivative case regarding disposition of the matter in light of the Court’s ruling to dismiss the putative class action. The Federal derivative cases remain dormant. At this time we believe the possibility of a loss in these matters to be remote.

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

Index
(11)	Transactions with Related Party

As of June 30, 2015, Merrick Ventures, LLC (“Merrick Ventures”) and Merrick Venture Management Holdings, LLC (“Merrick Holdings”), beneficially owned approximately 24.0% of our outstanding common stock. Michael W. Ferro, Jr., the chairman of the board of directors of Merge Healthcare, and trusts for the benefit of Mr. Ferro’s family members beneficially own a majority of the equity interests in Merrick Ventures and Merrick Holdings. Mr. Ferro serves as the chairman and chief executive officer of each of Merrick Holdings and of Merrick Ventures. Accordingly, Mr. Ferro indirectly controls all of the shares of common stock in Merge Healthcare owned by Merrick Holdings and Merrick Ventures.

On May 29, 2015, we entered into a letter agreement (“Agreement”) with Merrick Ventures providing for the reinstatement and amendment of a consulting agreement between us and Merrick RIS, LLC, an affiliate of Merge Healthcare and Merrick Ventures, which had expired on December 31, 2013. Pursuant to the terms of the Agreement, Merrick Ventures will, for a term of 12 months (the “Term”), provide services to us that include, but are not limited to: product development, strategic planning, industry marketing, investor relations, turn around management and various business relationship introductions.

In consideration for these services, we will pay Merrick Ventures a one-time cash fee of $15,000 should we, during the Term (or, if the Agreement is terminated by us other than for cause as determined in good faith by our board of directors, then within 12 months of such termination) consummate, or enter into a definitive agreement to consummate and subsequently consummate, a merger, consolidation, business combination, sale or other disposition of all or substantially all of our equity interests or assets in one transaction or a series of transactions (a “Transaction”) that is at least $1,000,000. The Transaction value is calculated as the total proceeds and other consideration paid or received, directly or indirectly, in connection with the Transaction by us or our stockholders or creditors or any of our affiliates, including the aggregate principal amount of any outstanding debt, pension liabilities, guarantees and any of our other liabilities or obligations, reduced by our cash and cash equivalents. In addition, we will reimburse Merrick Ventures for actual and reasonable expenses incurred in connection with the performance of the services.

(12)	Income Taxes

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

In the six months ended June 30, 2015, we reversed a portion of the tax valuation allowance against our net deferred tax assets related to U.S. consolidated federal and state jurisdictions. The release of this valuation allowance is a result of our acquisition of DR Systems. The acquisition included additional sources of taxable income such as the reversal of temporary differences that are available to offset deferred tax assets of the acquiring company in future periods. The net income impact of the tax valuation allowance release was a tax benefit of approximately $16,555.

Index
(13)	Net Income Per Share Attributable to Common Shareholders of Merge

We apply the two-class method of calculating basic net income per share. Under the two-class method, net income is reduced by Preferred Stock dividends and dividend equivalents related to Preferred Stock accretion and residual earnings are allocated between common stock and participating securities based upon their participation rights. Our Preferred Stock is a participating security and shares in common stock dividends if declared. The Preferred Stock was not outstanding in the comparable prior year periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net income attributable to Merge	$1,968	$(3,973)	$19,739	$(3,650)
Convertible preferred stock dividends and dividend equivalents related to accretion	(1,063)	-	(6,391)	-
Allocation of earnings to participating securities	(99)	-	(1,453)	-
Net income attributable to common shareholders of Merge - basic and diluted	$806	$(3,973)	$11,895	$(3,650)

Denominator
Weighted average number of common shares outstanding - basic	96,889,365	95,190,879	96,753,892	94,926,005
Effect of dilutive securities:
Stock options	1,647,315	-	1,529,347	-
Unvested restricted stock awards	1,471,855	-	1,434,954	-
Dilutive potential common shares	3,119,170	-	2,964,301	-
Weighted average number of common shares outstanding - diluted	100,008,535	95,190,879	99,718,193	94,926,005

Net income (loss) per share attributable to common shareholders of Merge
Basic	$0.01	$(0.04)	$0.12	$(0.04)
Diluted	$0.01	$(0.04)	$0.12	$(0.04)

The following table sets forth the number of anti-dilutive shares excluded from the calculation of diluted net income per share attributable to common shareholders for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	2,436,591	6,184,175	2,636,591	6,184,175
Unvested restricted stock awards	-	2,652,195	-	2,652,195
Convertible preferred stock	12,077,500	-	12,077,500	-

Total number of shares excluded from net income per share attributable to common shareholders	14,514,091	8,836,370	14,714,091	8,836,370

As a result of the loss incurred in the three and six months ended June 30, 2014, the dilutive effect of incremental shares from the assumed exercise of employee stock options, and the potential lapse of restrictions on outstanding restricted stock awards totaling 694,936 and 568,698, and 871,127 and 417,157 shares, respectively, have been excluded in the calculation of diluted net loss per share as their inclusion would have been anti-dilutive.

Potentially dilutive common stock equivalent securities, including securities that may be considered in the calculation of diluted earnings per share outstanding as of June 30, 2015 and 2014, were 20,082,851 and 8,836,370, respectively.

(14)	Segment Information

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

Index
The following tables present operating group financial information for the periods indicated:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$17,788	$4,887	$22,675	$30,923	$8,554	$39,477
Professional services	7,876	2,120	9,996	15,022	4,458	19,480
Maintenance and EDI	32,833	95	32,928	60,884	161	61,045
Total net sales	58,497	7,102	65,599	106,829	13,173	120,002
Expenses	47,335	6,077	53,412	89,567	11,612	101,179
Segment income	$11,162	$1,025	12,187	$17,262	$1,561	18,823

Net corporate/other expenses (1)			7,540			14,872
Income before income taxes			$4,647			$3,951

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Healthcare	DNA	Total	Healthcare	DNA	Total
Net sales:
Software and other	$13,599	$4,422	$18,021	$24,741	$8,363	$33,104
Professional services	7,304	2,867	10,171	14,380	6,280	20,660
Maintenance and EDI	25,298	324	25,622	50,309	644	50,953
Total net sales	46,201	7,613	53,814	89,430	15,287	104,717
Expenses	40,018	6,045	46,063	77,231	12,931	90,162
Segment income	$6,183	$1,568	7,751	$12,199	$2,356	14,555

Net corporate/other expenses (1)			11,027			17,525
Loss before income taxes			$(3,276)			$(2,970)

(1)
Net corporate/other expenses include public company costs, corporate administration expenses, amortization expense which is not attributable to business segments, acquisition-related expenses and net interest expense.

	Healthcare	DNA	Corporate/ Other	Consolidated
Depreciation and amortization

Three Months ended June 30, 2015	$3,900	$422	$59	$4,381
Six Months ended June 30, 2015	$7,018	$845	$98	$7,961

Restructuring and Other One Time Charges

Three Months ended June 30, 2015	$-	$-	$-	$-
Six Months ended June 30, 2015	$1,178	$-	$-	$1,178

Assets as of June 30, 2015	$414,588	$31,533	$2,908	$449,029

Depreciation and amortization

Three Months ended June 30, 2014	$3,445	$792	$3	$4,240
Six Months ended June 30, 2014	$6,727	$1,585	$5	$8,317

Assets as of December 31, 2014	$335,883	$36,090	$2,364	$374,337

(15)	Recent Accounting Pronouncements

We describe below recent pronouncements that have had or may have a significant effect on our financial statements or on our disclosures. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 also adds Subtopic 340-40 Other Assets and Deferred Costs‒Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for generally accepted accounting principles and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes the most current revenue recognition guidance. ASU 2014-09 requires retrospective application either, a) to each prior period presented, or, b) retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application as an adjustment to opening retained earnings. The provisions of this new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Earlier application is not permitted. We are currently evaluating the impact of the new guidance on our financial statements.

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

Our Merge Healthcare segment represents approximately 90% of our total revenues and markets, sells and implements interoperability, imaging and clinical solutions to healthcare providers. It generates revenue from the licensing of software (including upgrades), the sale of hardware, professional services, maintenance and electronic data interchange (“EDI”) services. This segment includes D.R. Systems, Inc. (“DR Systems”), which was acquired during the six months ended June 30, 2015. Segment results for the six months ended June 30, 2015, include four months of operations for DR Systems, which contributed $12.5 million of net sales and $0.9 million of net income to the overall segment results.

Our Merge DNA (“Data and Analytics”) segment represents approximately 10% of our total revenues. This segment derives the vast majority of its revenue from software, through both on-premise licensing and hosting arrangements, and professional services. Commencing in 2015, all revenues for Merge DNA comes from clinical trials. During 2014, Merge DNA completed a two year exit from the low margin health station business and achieved added profitability from the new clinical trials platform (“eCOS”), which takes much less professional services to configure and generates the vast majority of its revenue from transaction-based activities.

Index
On February 25, 2015, we acquired 91.5% of the common stock of DR Systems and on April 17, 2015, we acquired the remaining shares of common stock. We used $49.4 million of net proceeds received from the private placement of 50,000 newly-issued shares of Series A Convertible Preferred Stock (“Preferred Stock”) and $20.4 million of cash on hand, to fund the acquisition of DR Systems for $70.1 million, net of cash acquired. The Preferred Stock accrues dividends at a rate of 8.5% per annum, payable in cash on a quarterly basis. As a result of the timing of the completion of the acquisition, the comparability of the results of operations in the three and six months ended June 30, 2015, differs from the same periods in 2014. At the end of March 2015, we completed a restructuring initiative focused on the elimination of redundant positions. This initiative enabled us to decrease general and administrative costs as well as product research and development costs as a percentage of revenue through a reduction of 6% of headcount across the organization.  We expect to fully recognize the cost savings benefit of this initiative in the statements of operations by September 30, 2015. In the three months ended June 30, 2015, we realized expense reductions of $0.8 million.

Business Segments

The following tables provide operating group information for the periods indicated, based on GAAP reported information (all amounts are in thousands, except percentages):

Merge Healthcare Segment	Three Months Ended June 30,		Change 2015 vs. 2014		Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Net sales:
Software and other	$17,788	$13,599	$4,189	30.8%	$30,923	$24,741	$6,182	25.0%
Professional services	7,876	7,304	572	7.8%	15,022	14,380	642	4.5%
Maintenance and EDI	32,833	25,298	7,535	29.8%	60,884	50,309	10,575	21.0%
Total net sales	58,497	46,201	12,296	26.6%	106,829	89,430	17,399	19.5%
Expenses	47,335	40,018	7,317	18.3%	89,567	77,231	12,336	16.0%
Segment income	$11,162	$6,183	$4,979	80.5%	$17,262	$12,199	$5,063	41.5%

Merge DNA Segment	Three Months Ended June 30,		Change 2015 vs. 2014		Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	$	%	2015	2014	$	%
Net sales:
Software and other	$4,887	$4,422	$465	10.5%	$8,554	$8,363	$191	2.3%
Professional services	2,120	2,867	(747)	-26.1%	4,458	6,280	(1,822)	-29.0%
Maintenance and EDI	95	324	(229)	-70.7%	161	644	(483)	-75.0%
Total net sales	7,102	7,613	(511)	-6.7%	13,173	15,287	(2,114)	-13.8%
Expenses	6,077	6,045	32	0.5%	11,612	12,931	(1,319)	-10.2%
Segment income	$1,025	$1,568	$(543)	-34.6%	$1,561	$2,356	$(795)	-33.7%

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

Index
The following tables provide GAAP net sales generated by non-recurring, subscription and maintenance and EDI revenue sources by segment for the periods indicated:

	Net Sales Three Months ended June 30, 2015
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$32,833	56.1%	$95	1.3%	$32,928	50.2%
Subscription	753	1.3%	7,007	98.7%	7,760	11.8%
Non-recurring	24,911	42.6%	-	0.0%	24,911	38.0%
Total	$58,497	100.0%	$7,102	100.0%	$65,599	100.0%
	89.2%		10.8%

	Net Sales Three Months ended June 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$25,298	54.7%	$324	4.2%	$25,622	47.6%
Subscription	1,653	3.6%	7,246	95.2%	8,899	16.5%
Non-recurring	19,250	41.7%	43	0.6%	19,293	35.9%
Total	$46,201	100.0%	$7,613	100.0%	$53,814	100.0%
	85.9%		14.1%

	Net Sales Six Months ended June 30, 2015
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$60,884	57.0%	$161	1.2%	$61,045	50.8%
Subscription	2,060	1.9%	13,007	98.8%	15,067	12.6%
Non-recurring	43,885	41.1%	5	0.0%	43,890	36.6%
Total	$106,829	100.0%	$13,173	100.0%	$120,002	100.0%
	89.0%		11.0%

	Net Sales Six Months ended June 30, 2014
	Healthcare		DNA		Total
Revenue Source	$	%	$	%	$	%
Maintenance & EDI	$50,309	56.2%	$644	4.2%	$50,953	48.7%
Subscription	2,924	3.3%	14,168	92.7%	17,092	16.3%
Non-recurring	36,197	40.5%	475	3.1%	36,672	35.0%
Total	$89,430	100.0%	$15,287	100.0%	$104,717	100.0%
	85.4%		14.6%

Index
Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Three Months Ended June 30,				Change
	2015	% (1)	2014	% (1)	$	% (3)

Net sales:
Software and other	$22,675	34.6%	$18,021	33.5%	$4,654	25.8%
Professional services	9,996	15.2%	10,171	18.9%	(175)	-1.7%
Maintenance and EDI	32,928	50.2%	25,622	47.6%	7,306	28.5%
Total net sales	65,599	100.0%	53,814	100.0%	11,785	21.9%
Cost of sales:
Software and other	8,135	35.9%	9,085	50.4%	(950)	-10.5%
Professional services	7,036	70.4%	6,017	59.2%	1,019	16.9%
Maintenance and EDI	8,446	25.6%	6,831	26.7%	1,615	23.6%
Depreciation and amortization	1,965	3.0%	1,677	3.1%	288	17.2%
Total cost of sales	25,582	39.0%	23,610	43.9%	1,972	8.4%
Total gross margin	40,017	61.0%	30,204	56.1%	9,813	32.5%

Gross margin by net sales (2)
Software and other	14,540	64.1%	8,936	49.6%	5,604	62.7%
Professional services	2,960	29.6%	4,154	40.8%	(1,194)	-28.7%
Maintenance and EDI	24,482	74.4%	18,791	73.3%	5,691	30.3%

Operating expenses:
Sales and marketing	11,545	17.6%	8,140	15.1%	3,405	41.8%
Product research and development	8,651	13.2%	7,335	13.6%	1,316	17.9%
General and administrative	8,010	12.2%	6,404	11.9%	1,606	25.1%
Acquisition-related expenses	331	0.5%	-	0.0%	331	NM
Depreciation and amortization	2,416	3.7%	2,563	4.8%	(147)	-5.7%
Total operating costs and expenses	30,953	47.2%	24,442	45.4%	6,511	26.6%
Operating income	9,064	13.8%	5,762	10.7%	3,302	57.3%
Other expense, net	(4,417)	-6.7%	(9,038)	-16.8%	4,621	-51.1%
Income (loss) before income taxes	4,647	7.1%	(3,276)	-6.1%	7,923	NM
Income tax expense	2,663	4.1%	675	1.3%	1,988	NM
Net Income (loss)	$1,984	3.0%	$(3,951)	-7.3%	$5,935	NM

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Net Sales. Total software and other net sales in 2015 were $22.7 million, an increase of $4.7 million, or 25.8%, from $18.0 million in 2014. Software and other net sales in the Merge Healthcare operating segment increased by $4.2 million, primarily driven by a 72% increase in perpetual software agreement bookings compared to the prior year. Software and hardware orders sold through perpetual software agreements in the Merge Healthcare segment are typically fulfilled, and revenue is recognized, in either the quarter signed or the following few quarters. Revenue recognized from software and other net sales may vary significantly on a quarterly basis.

Merge DNA segment net sales increased $0.5 million as compared to the prior year. Transaction-based software fees generated from the eCOS platform increased $1.4 million, or 43% from the prior year. The prior year includes $0.9 million of revenue from businesses exited in 2014.

Professional Services Net Sales. Total professional services net sales in 2015 were $10.0 million, a decrease of $0.2 million, or 1.7%, from $10.2 million in 2014. Net sales in the Merge DNA segment decreased $0.7 million, primarily as a result of the eCOS platform which results in a shift in revenue mix from services to software as it requires significantly less services to configure for customer use and such configuration can be performed by customers themselves. Merge Healthcare segment sales increased $0.6 million as a result of the overall increased bookings year-to-date. Revenue recognized from professional services net sales generally lags software and other net sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Net Sales. Total maintenance and EDI net sales in 2015 were $32.9 million, an increase of $7.3 million, or 28.5%, from $25.6 million in 2014. Net sales in the Merge Healthcare segment increased $7.5 million, primarily due to $7.0 million of revenue from DR Systems.

Index
Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense increased 17.2%, to $2.0 million in 2015 from $1.7 million in 2014 mainly due to the amortization of intangibles associated with the DR Systems acquisition in 2015.

Gross Margin

Gross Margin – Software and Other Net Sales. Gross margin on software and other net sales was $14.5 million in 2015, an increase of $5.6 million, or 62.7%, from $8.9 million in 2014. Gross margin as a percentage of software and other net sales increased to 64.1% in 2015 from 49.6% in 2014, primarily due to a decrease in the percentage of hardware sales, which produce lower margins than software. Hardware sales were 33.3% of software and other net sales in 2015 compared to 44.2% of software and other net sales in 2014. We expect gross margin on software and other net sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Net Sales. Gross margin on professional service net sales was $3.0 million in 2015, a decrease of $1.2 million, or 28.7%, from $4.2 million in 2014. Gross margin as a percentage of professional service net sales decreased to 29.6% in 2015 from 40.8% in 2014, primarily due to the billable utilization of our professional services resources as we made a conscious effort to maintain headcount in the Merge DNA segment to ensure customer satisfaction for clinical trials running on older platforms. As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Net Sales. Gross margin on maintenance and EDI net sales was $24.5 million in 2015, an increase of $5.7 million, or 30.3%, from $18.8 million in 2014. The increase in gross margin dollars in the Merge Healthcare segment was primarily generated by the acquisition of DR Systems, which had a similar gross margin as a percentage of net sales as the rest of the segment. Gross margin as a percentage of maintenance and EDI net sales was 74.4% in 2015, compared to 73.3% in 2014.

Sales and Marketing

Sales and marketing expense increased $3.4 million, or 41.8%, to $11.5 million in 2015 from $8.1 million in 2014. As a percentage of net sales, sales and marketing expense increased by 2.5% to 17.6%. The increase was primarily due to an increase in compensation (including commissions and stock-based compensation) and related benefits and taxes of $2.0 million, which includes the costs from employees added through the acquisition of DR Systems.

Product Research and Development

Product research and development expense increased $1.3 million, or 17.9%, to $8.7 million in 2015 from $7.3 million in 2014. The increase was primarily due to an increase in outsourced development costs of $0.9 million and compensation (including stock-based compensation) and related benefits and taxes of $0.4 million, which includes the costs from employees added through the acquisition of DR Systems. We capitalized, and thus did not recognize as an expense, software development costs of $0.8 million in 2015 compared to $0.4 million in 2014. The increase in capitalized costs reduced the amount expensed during 2015 by $0.4 million. Product research and development expense as a percentage of net sales, decreased slightly to 13.2% in 2015 from 13.6% in 2014.

General and Administrative

General and administrative expense increased $1.6 million, or 25.1%, to $8.0 million in 2015 from $6.4 million in 2014. General and administrative expenses as a percentage of net sales increased by 0.3%, from 11.9% in 2014 to 12.2% in 2015. Compensation expense (including stock-based compensation) and related benefits and taxes increased $0.7 million, which includes the costs from employees added through the acquisition of DR Systems.

Acquisition-Related Expenses

Acquisition-related expenses were $0.3 million in 2015 compared to zero in 2014. These expenses related primarily to the acquisition of DR Systems and to a lesser extent to other acquisition related activities.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.1 million, or 5.7%, to $2.4 million in 2015 from $2.6 million in 2014.

Index
Other Expense, Net

Other expense decreased $4.6 million, or 51.1%, to $4.4 million in 2015 from $9.0 million in 2014. Other expense consists primarily of interest expense in 2015 and a loss on extinguishment of debt and interest expense in 2014. During 2014, we refinanced our debt and incurred a loss on debt extinguishment of $4.8 million.

Income Tax Expense

Income tax expense in 2015 was $2.7 million compared to $0.7 million in 2014. The income tax benefit or expense in any period primarily results from mix of profit or loss in our U.S. and Canadian operations compared to expected results for the full year, valuation allowance changes, state income taxes and the deferred effect of tax deductible goodwill amortization. The current period expense is primarily driven by DR Systems purchase accounting adjustments in the period, which caused a $1.8 million change in the release of a valuation allowance on our historical deferred tax assets. The purchase accounting adjustments reduced additional sources of taxable income which were available to realize existing deferred tax assets. Additionally, tax expense in 2015 includes tax expense from profitable Canadian operations, and interest and penalties related to uncertain tax positions. Only state income taxes resulted in cash tax payments in each year. The effective income tax rate is volatile and may move up or down with changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Index
Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth selected, summarized, unaudited, consolidated financial data for the periods indicated, as well as comparative data showing increases and decreases between the periods. All amounts, except percentages, are in thousands.

	Six Months Ended June 30,				Change
	2015	% (1)	2014	% (1)	$	% (3)

Net sales:
Software and other	$39,477	32.9%	$33,104	31.6%	$6,373	19.3%
Professional services	19,480	16.2%	20,660	19.7%	(1,180)	-5.7%
Maintenance and EDI	61,045	50.9%	50,953	48.7%	10,092	19.8%
Total net sales	120,002	100.0%	104,717	100.0%	15,285	14.6%
Cost of sales:
Software and other	14,317	36.3%	15,186	45.9%	(869)	-5.7%
Professional services	13,800	70.8%	12,364	59.8%	1,436	11.6%
Maintenance and EDI	16,246	26.6%	13,794	27.1%	2,452	17.8%
Depreciation and amortization	3,446	2.9%	3,272	3.1%	174	5.3%
Total cost of sales	47,809	39.8%	44,616	42.6%	3,193	7.2%
Total gross margin	72,193	60.2%	60,101	57.4%	12,092	20.1%

Gross margin by net sales (2)
Software and other	25,160	63.7%	17,918	54.1%	7,242	40.4%
Professional services	5,680	29.2%	8,296	40.2%	(2,616)	-31.5%
Maintenance and EDI	44,799	73.4%	37,159	72.9%	7,640	20.6%

Operating expenses:
Sales and marketing	20,523	17.1%	16,147	15.4%	4,376	27.1%
Product research and development	16,879	14.1%	14,915	14.2%	1,964	13.2%
General and administrative	15,522	12.9%	13,764	13.1%	1,758	12.8%
Acquisition-related expenses	682	0.6%	26	0.0%	656	NM
Restructuring and other expenses	1,178	1.0%	-	0.0%	1,178	NM
Depreciation and amortization	4,515	3.8%	5,045	4.8%	(530)	-10.5%
Total operating costs and expenses	59,299	49.4%	49,897	47.6%	9,402	18.8%
Operating income	12,894	10.7%	10,204	9.7%	2,690	26.4%
Other expense, net	(8,943)	-7.5%	(13,174)	-12.6%	4,231	-32.1%
Income (loss) before income taxes	3,951	3.3%	(2,970)	-2.8%	6,921	NM
Income tax (benefit) expense	(15,728)	-13.1%	656	0.6%	(16,384)	NM
Net income	$19,679	16.4%	$(3,626)	-3.5%	$23,305	NM

(1)	Percentages are of total net sales, except for cost of sales and gross margin, which are based upon related net sales.
(2)	Depreciation and amortization are excluded from these gross margin calculations.
(3)	NM denotes percentage is not meaningful.

Net Sales

Software and Other Net Sales. Total software and other net sales in 2015 were $39.5 million, an increase of $6.4 million, or 19.3%, from $33.1 million in 2014. Software and other net sales in the Merge Healthcare operating segment increased by $6.2 million, primarily driven by a 76% increase in perpetual software agreement bookings compared to the prior year. Software and hardware orders sold through perpetual software agreements in the Merge Healthcare segment are typically fulfilled, and revenue is recognized, in either the quarter signed or the following few quarters. Revenue recognized from software and other net sales may vary significantly on a quarterly basis.

Merge DNA segment net sales increased $0.2 million as compared to the prior year. Transaction-based software fees generated from the eCOS platform increased $2.0 million, or 43%, from the prior year. The prior year includes $2.0 million of revenue from businesses exited in 2014.

Index
Professional Services Sales. Total professional services sales in 2015 were $19.5 million, a decrease of $1.2 million, or 5.7%, from $20.7 million in 2014. Sales increased $0.6 million in the Merge Healthcare segment in 2015 compared to 2014 as a result of the increased bookings. Net sales in the Merge DNA segment decreased $1.8 million, primarily as a result of the eCOS platform which results in a shift in revenue mix from services to software as it requires significantly less services to configure for customer use and such configuration can be performed by customers themselves.  Revenue recognized from professional services net sales generally lags software and other net sales by one to three quarters due to the timing of when such services are performed compared to when the products are delivered.

Maintenance and EDI Sales. Total maintenance and EDI sales in 2015 were $61.0 million, an increase of $10.1 million, or 19.8%, from $51.0 million in 2014. Net sales in the Merge Healthcare segment increased $10.6 million, primarily due to $9.6 million of revenue from DR Systems.

Depreciation and Amortization – Cost of Sales

Depreciation and amortization expense increased 5.3%, to $3.4 million in 2015 from $3.3 million in 2014 mainly due to the amortization of intangibles associated with the DR Systems acquisition in 2015.

Gross Margin

Gross Margin – Software and Other Sales. Gross margin on software and other sales was $25.2 million in 2015, an increase of $7.2 million, or 40.4%, from $17.9 million in 2014. Gross margin as a percentage of software and other sales increased to 63.7% in 2015 from 54.1% in 2014, primarily due to a decrease in the percentage of hardware sales, which produce lower margins than software. Hardware sales were 32.3% of software and other net sales in 2015 compared to 39.7% of software and other net sales in 2014. We expect gross margin on software and other net sales to fluctuate depending on the mix of sales among our products.

Gross Margin – Professional Service Sales. Gross margin on professional service sales was $5.7 million in 2015, a decrease of $2.6 million, or 31.5%, from $8.3 million in 2014. Gross margin as a percentage of professional service sales decreased to 29.2% in 2015 from 40.2% in 2014, primarily due to the billable utilization of our professional services resources as we made a conscious effort to maintain headcount in the Merge DNA segment to ensure customer satisfaction for clinical trials running on older platforms. As the majority of professional services costs are fixed, we expect gross margins to fluctuate depending on billable utilization of these resources.

Gross Margin – Maintenance and EDI Sales. Gross margin on maintenance and EDI sales was $44.8 million in 2015, an increase of $7.6 million, or 20.6% from $37.2 million in 2014. The increase in gross margin dollars in the Merge Healthcare segment was primarily from the acquisition of DR Systems, which had a similar gross margin as a percentage of net sales as the rest of the segment. Gross margin as a percentage of maintenance and EDI net sales was 73.4% in 2015, compared to 72.9% in 2014

Sales and Marketing

Sales and marketing expense increased $4.4 million, or 27.1%, to $20.5 million in 2015 from $16.1 million in 2014. As a percentage of net sales, sales and marketing expense increased by 1.7% to 17.1%. The increase was primarily due to an increase in compensation (including commissions and stock-based compensation) and related benefits and taxes of $3.0 million, which includes the costs from employees added through the acquisition of DR Systems.

Product Research and Development

Product research and development expense increased $2.0 million, or 13.2%, to $16.9 million in 2015 from $14.9 million in 2014. The increase was primarily due to an increase in outsourced development costs of $1.0 million. In addition, compensation (including stock-based compensation) and related benefits and taxes increased by $0.8 million, which includes the costs from employees added through the acquisition of DR Systems. We capitalized, and thus did not recognize as an expense, software development costs of $1.2 million in 2015 compared to $1.0 million in 2014. The increase in capitalized costs reduced the amount expensed during 2015 by $0.2 million. Product research and development expense as a percentage of net sales, decreased slightly to 14.1% in 2015 from 14.2% in 2014.

Index
General and Administrative

General and administrative expense increased $1.8 million, or 12.8%, to $15.5 million in 2015 from $13.8 million in 2014. General and administrative expense as a percentage of net sales was 12.9% in 2015 compared to 13.1% in 2014. The increase was primarily due to an increase in compensation (including stock-based compensation) and related benefits and taxes of $1.1 million, primarily from employees added through the acquisition of DR Systems.

Acquisition-Related Expenses

Acquisition-related expenses were $0.7 million in 2015. These expenses related primarily to the acquisition of DR Systems.

Restructuring and Other Expenses

Restructuring and other expenses were $1.2 million in 2015 compared to zero in 2014. The 2015 expense of $1.2 million was focused on an initiative to reduce duplicative costs as a result of the DR Systems acquisition.

Depreciation and Amortization

Depreciation and amortization expense decreased $0.5 million, or 10.5%, to $4.5 million in 2015 from $5.0 million in 2014, due to assets that became fully amortized in the prior year partially offset by the amortization of intangible assets which were recognized in the acquisition of DR Systems.

Other Expense, Net

Other expense, net decreased to $8.9 million in 2015 from $13.2 million in 2014.  During 2014, we refinanced our debt and incurred a loss on debt extinguishment of $4.8 million. Interest expense increased primarily due to an increase in the interest rate we paid on our debt.

Income Tax (Benefit) Expense

In 2015, we recorded an income tax benefit of $15.7 million compared to an income tax expense of $0.7 million in 2014. The income tax benefit or expense in any period primarily results from mix of profit or loss in our U.S. and Canadian operations compared to expected results for the full year, valuation allowance changes, state income taxes and the deferred effect of tax deductible goodwill amortization. The current period benefit is primarily driven by the release of a valuation allowance on the Company’s historical deferred tax assets. The acquisition of DR Systems generates additional sources of taxable income through the deferred tax liabilities recorded in purchase accounting which are available to realize existing deferred tax assets. The tax benefit in 2015 is net of tax expense from profitable Canadian operations, and interest and penalties related to uncertain tax positions. Only state income taxes resulted in cash tax payments in each year. The effective income tax rate is volatile and may move up or down with changes in, among other items, operating income by jurisdiction and the results of changes in tax laws and regulations of the U.S. and foreign jurisdictions in which we operate.

Liquidity and Capital Resources

Our cash and cash equivalents were $20.6 million at June 30, 2015, compared to $42.5 million at December 31, 2014. We used $20.4 million of available cash and $49.4 million of net proceeds from the private placement of Preferred Stock during the six months ended June 30, 2015, to fund the acquisition of DR Systems for $70.1 million, net of cash acquired. We paid $0.9 million of our $1.2 million restructuring costs during the three months ended June 30, 2015. We had a working capital deficit of $18.2 million at June 30, 2015, compared to working capital of $13.3 million at December 31, 2014. Our use of available cash during the six months ended June 30, 2015, to acquire DR Systems was the primary cause of this reduction in working capital.

Index
Operating Cash Flows

Cash provided by operating activities was $8.4 million in 2015, compared to cash provided by operating activities of $14.6 million in 2014. Net income of $19.7 million in 2015 includes a deferred tax benefit of $16.0 million and non-cash expenses of $11.5 million. We paid out 2014 cash bonuses of $4.8 million in 2015. There were no bonus payments in the comparable period for 2014. Net loss in 2014 of $3.6 million includes non-cash expenses of $17.7 million.

Investing Cash Flows

Cash used in investing activities was $72.7 million in 2015 compared to $2.9 million in 2014. The increase is primarily due to the acquisition of DR Systems for $70.1 million, net of cash acquired during the six months ended June 30, 2015.

Financing Cash Flows

Cash provided by financing activities was $42.5 million in 2015, compared to cash used in financing activities of $7.3 million in 2014. We issued $50.0 million of Preferred Stock during 2015 in order to partially finance the acquisition of DR Systems. We paid Preferred Stock dividends of $1.5 million and incurred costs of $0.9 million related to the issuance of preferred stock and a waiver and amendment to our Credit Agreement. In addition, the repayment of principal on our term loans decreased by $2.7 million. During 2014, we voluntarily paid down our debt without penalty. In order to avoid penalties imposed under our current Credit Agreement for unscheduled principal payments, we have not made additional principal payments in 2015.

Contractual Obligations

Total outstanding commitments as of June 30, 2015 (in thousands), were as follows:

		Payment due by period
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$13,257	$2,427	$3,838	$3,040	$3,952
Capital leases (including interest)	110	82	28	-	-
Acquisition obligations	90	90	-	-	-
Term loan (including interest and fees)	290,876	27,376	52,165	211,335	-
Dividends payable Series A convertible preferred stock(1)	21,604	4,250	8,500	8,500	354
Long-term vendor obligations	6,982	1,160	2,470	2,276	1,076
Total	$332,919	$35,385	$67,001	$225,151	$5,382

(1) Dividends payable on the Series A convertible preferred stock at 8.5% of accreted redemption value on an annual basis are included in this table through July 29, 2020, the next earliest probable date at which the preferred stock will become redeemable.

The above obligations include lease payments involving facilities that we use. We do not have any other significant long-term obligations, contractual obligations, lines of credit, standby letters of credit and guarantees, standby repurchase obligations or other commercial commitments. As of June 30, 2015, approximately $0.8 million of our cash balance was held by our foreign subsidiaries. We may be required to accrue and pay taxes if we choose to repatriate these funds.

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

We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: revenue recognition, allowances for doubtful accounts and sales returns, intangible assets and goodwill, software development costs, share-based compensation expense, income taxes, guarantees and loss contingencies. There have been no significant changes in the three months ended June 30, 2015, in our method of application of these critical accounting policies. For a complete description of our critical accounting policies, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk,” of our annual report on Form 10-K for the year ended December 31, 2014. Our exposures to market risk have not changed materially since December 31, 2014.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which were designed to provide reasonable assurance of achieving their objectives, as of June 30, 2015, as required by Rule 13a-15 of the Exchange Act. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes with respect to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the three months ended June 30, 2015.

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

Registrant:

MERGE HEALTHCARE INCORPORATED

July 28, 2015	By:	/s/ Justin C. Dearborn
Justin C. Dearborn
Chief Executive Officer
(principal executive officer)

July 28, 2015	By:	/s/ Steven M. Oreskovich
Steven M. Oreskovich
Chief Financial Officer
(principal financial officer and principal accounting officer)

Index
EXHIBIT INDEX

3.1
Certificate of Amendment of Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 17, 2015 (File No. 001-33006), as filed on June 19, 2015).

3.2
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of the Registrant with respect to voting rights (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 17, 2015 (File No. 001-33006), as filed on June 19, 2015).

3.3
Certificate of Amendment of Certificate of Designation of Series A Convertible Preferred Stock of the Registrant with respect to redemption rights (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 17, 2015 (File No. 001-33006), as filed on June 19, 2015).

3.4
Bylaws of the Registrant (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated June 17, 2015 (File No. 001-33006), as filed on June 19, 2015).

10.1
Letter Agreement, dated as of May 29, 2015, by and between Merge Healthcare Incorporated and Merrick Ventures LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Merge Healthcare Incorporated dated May 29, 2015 (File No. 001-33006), as filed on May 29, 2015).

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